Form 10QSB
period 1998-06-30
ELITE PHARMACEUTICALS INC /DE/
filed 1998-09-28
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1998
                              -----------------------------------------------

                                       or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended              to

                        Commission File Number: 333-45241
                       ------------------------------------------------------

                           ELITE PHARMACEUTICALS, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




----------------------------------------------------     --------------------



(State or other jurisdiction of                                                     (I.R.S. Employer
incorporation or organization)                                                      Identification No.)

230 West Passaic Street, Maywood, NJ                                                 07607
----------------------------------------------------     --------------------
(Address of principal executive offices)                                           (Zip Code)


                                                   (201)845-6611
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the  Exchange Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2)
has been subject to such filing requirements for the past 90 days.      Yes No X

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                                       Yes   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares  outstanding of the issuer's  common stock as of August
13, 1998 is 7,237,613.


                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                                      INDEX





                                                                                           Page No.


PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 1998 and
            June 30, 1997 (unaudited)                                                           3

          Consolidated Statements of Operations for the three months
             ended June 31, 1998 and June 30, 1997 (unaudited)                                  4

         Consolidated Statements of Cash Flows for the three months
            ended June 30, 1998 and June 30, 1997 (unaudited)                                   5

          Notes to Form 10-QSB                                                                  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                   8

PART II - OTHER INFORMATION

         Item 1   Legal Proceedings                                                            10
         Item 2   Changes in Securities                                                        10
         Item 3   Defaults Upon Senior Securities                                              10
         Item 4   Submission of  Matters to a Vote of Security-Holders                         10
         Item 5   Other Information                                                            10
         Item 6   Exhibits and Reports or Form 8-K                                             10

SIGNATURES                                                                                     11

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                             June 30,

                                                                                 1998                1997
                                                                                --------         --------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                               $3,116,877              117,104
     Consulting and test fees receivable                                            ---               12,208
     Prepaid expenses and other current assets                                   39,048                6,907
                                                                            -----------            ---------
          Total current assets                                                3,155,925              136,219

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation and amortization                                            1,173,554               25,960

INTANGIBLE ASSETS - net of accumulated amortization                              17,892               17,128

OTHER ASSETS:
     Deposits                                                                     9,000               18,250
                                                                           ------------             --------
                                                                             $4,356,371             $197,557
                                                                             ==========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capitalized lease obligation                        $    42,331                  ---
     Accounts payable and accrued expenses                                       45,734                4,434
     Related party notes payable                                                    ---              250,000
                                                                            -----------             --------
          Total current liabilities                                              88,065              254,434

CAPITALIZED LEASE OBLIGATION - net of current portion                            47,021                  ---
                                                                               --------         ------------
          Total liabilities                                                     135,086              254,434

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock - $.01 par value;
          Authorized - 25,000,000 shares                                         72,376               47,876
          Issued and outstanding - 7,237,613 shares                           6,833,405            1,660,772
     Additional paid-in capital                                              (2,684,496)          (1,765,525)
                                                                             -----------          -----------
     Accumulated deficit                                                      4,221,285              (56,877)
                                                                              ---------          ------------
          Total stockholders' equity                                         $4,356,371             $197,557
                                                                             ==========            =========

               The accompanying notes are an integral part of the consolidated financial statements


                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                          JUNE 30,

                                                                                  1998            1997
                                                                            --------------    --------

REVENUES:
     Licensing fees                                                      $          ---        $         ---
     Contract research and development                                              ---                  ---
     Consulting and test fees                                                     4,222                4,719
                                                                             ----------            ---------
          Total current revenues                                                  4,222                4,719
                                                                             ----------            ---------

OPERATING EXPENSES:
     Research and development                                                   208,238              108,116
     General and administrative                                                 129,316               45,054
     Depreciation and amortization                                                6,324                8,925
                                                                             ----------           ----------
                                                                                343,878              162,095
                                                                              ---------            ---------

LOSS FROM OPERATIONS                                                           (339,656)            (157,376)
                                                                               ---------            ---------

OTHER INCOME (EXPENSES):
     Interest income                                                             52,040                   18
     Interest expense                                                              (121)                 ---
                                                                            ------------        ------------
                                                                                 51,919                   18
                                                                             ----------          -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                                         (287,737)            (157,358)
                                                                               ---------            ---------

PROVISION FOR INCOME TAXES                                                          ---                  ---
                                                                          -------------          -----------

NET LOSS                                                                     $ (287,737)          $ (157,358)
                                                                             ===========          ===========

NET LOSS PER COMMONS SHARE                                                 $      (0.05)        $      (0.03)
                                                                           =============        =============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUSTANDING                                                 5,858,238            4,767,613
                                                                              =========            =========


               The accompanying notes are an integral part of the consolidated financial statements

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                            THREE MONTHS ENDED
                                                                                          JUNE 30,

                                                                                  1998             1997
                                                                               ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $(287,737)           $(157,358)
     Adjustments to reconcile net loss to cash used in
     operating activities:
         Depreciation                                                             6,000                8,660
         Amortization of intangibles                                                324                  265
         Changes in assets and liabilities:
              Consulting and test fees receivable                                25,000                  ---
              Prepaid expenses and other current assets                         (27,081)                 798
              Accounts payable                                                    5,240               (4,023)
              Accrued expenses and other current liabilities                        ---                  ---
                                                                           ------------         ------------

NET CASH USED IN OPERATING ACTIVITIES                                          (278,254)            (151,658)
                                                                               ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                        (949,016)                 ---
                                                                               ---------       -------------

NET CASH USED IN INVESTING ACTIVITIES                                          (949,016)                 ---
                                                                               ---------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable - related parties                                  ---              150,000
     Proceeds from issuance of common stock and warrants                            ---               28,000
     Payments of offering costs in connection with private
         placements                                                              (3,000)                 ---
                                                                          --------------     ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        (3,000)             178,000
                                                                          --------------         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (1,230,270)              26,342
                                                                            ------------        ------------

CASH AND CASH EQUIVALENTS - beginning                                         4,347,147               90,762
                                                                           ------------         ------------

CASH AND CASH EQUIVALENTS - ending                                          $ 3,116,877          $   117,104
                                                                            ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
     Cash paid for interest                                               $         120          $       ---
     Cash paid for income taxes                                                     ---                  200


               The accompanying notes are an integral part of the consolidated financial statements

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 1O-QSB

                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

NOTE 1 -          BASIS OF PRESENTATION

                  The information in this Form 10-QSB includes the results of operations of Elite Pharmaceuticals, Inc. ("the Company") and its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite"), for the three months ended June 30, 1998 and 1997. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

                  The accounting policies utilized in the preparation of this Form 10-QSB are the same as those set forth in the Company's SB-2 registration statement at March 31, 1998 and should be read in conjunction with the disclosures presented therein.

                  Certain prior period balances have been reclassified to conform to the current period classification.

                  All information in this Form 10-QSB has been adjusted to reflect a two-for-one stock split on August 21, 1997 and a one-for-two reverse stock split on March 30, 1998.

                  The Company does not anticipate being profitable for fiscal year 1999, therefore a provision for income tax was not established for the three months ended June 30, 1998.

                  This quarterly report may contain forward-looking statements which involve certain risks and uncertainties. Important factors could arise which could cause the Company's operating results to differ materially from those contained in any forward looking statement.


NOTE 2 - EARNINGS PER SHARE

                  Earnings per share are based on the weighted average number of shares outstanding during each period presented. The Company has adopted FAS 128, "Earnings Per Share" and has restated prior periods to comply with the provisions of this pronouncement. Common stock equivalents have not been included as their effect would be antidilutive.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 1O-QSB

                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)



NOTE 3 - PURCHASE OF BUILDING

                  In May 1998, the Company closed on a contract to purchase a 15,000 square foot building to house its new office, laboratory and manufacturing facility in Northvale, New Jersey. The purchase price was $1,050,000 plus closing costs of $22,123.


NOTE 4 -           CHANGES IN AUTHORIZED COMMON SHARES

                  In May 1998, the Company increased the authorized common shares, par value $ .01 to 25,000,000.

                           ELITE PHARMACEUTICALS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1997

Introduction

         The Company has developed six oral controlled release pharmaceutical products to varying states of the development process. Elite Labs has granted an option on a one of its products to a multinational company for the worldwide market, however the agreement does not provide for any royalties or other payments to Elite Labs unless certain conditions are met, which may or may not occur.

         Elite Labs has also conducted several research and development projects on behalf of several large pharmaceuticals companies. These activities have generated only limited revenue for Elite Labs to date.


Results of Consolidated Operations

         For the twelve months following the completion of the offering, the Company plans to focus its efforts on the following areas: (i) to receive FDA approval for one or all six of the oral controlled release pharmaceutical products already developed, either directly or through other companies; (ii) to commercially exploit these drugs either by licensure and the collection of royalties, or through the manufacturing of tablets and capsules using the formulations developed by the Company, and (iii) to continue the development of new products and the expansion of its licensing agreements with other large multinational pharmaceutical companies including contract research and development projects.

         To effectively achieve its goals, the Company has recently purchased an office and laboratory facility in Northvale, New Jersey, and will be moving its operations to the facility over the next months. This facility is larger and better suited to Elite's needs than its prior, leased, space, and will increase the space available to conduct further research and development and scale-up, and possibly for the eventual manufacturing of its products.

         Period Ended June 30, 1998 vs. Period Ended June 30, 1997.

         Elite's revenues for the periods ended June 30, 1998 were $4,222, a decrease of $497 or approximately 11% over the comparable period of the prior year. Net revenues primarily consisted of consulting and test fees of $4,222 (compared with $4,719 for the comparable period of the prior year).

         General and administrative expenses for the period ended June 30, 1998 were $129,316 an increase of $84,262, or approximately 187% from the comparable period of the prior year. The increase in general and administrative expenses was substantially due to legal fees, consulting fees and salaries. General and administrative expenses expressed as a percentage of revenues was approximately 3,063% for the period ended June 30, 1998 as compared to 955% for the comparable period of the prior year.

         Research and development costs for the period ended June 30, 1998, were $208,238, an increase of $100,122 or approximately 93% from the comparable period of the prior year. The increase in research and development costs can be attributed to increases in salaries, laboratory raw materials and supplies and payments for biostudies on drug technologies developed by the Company. These increases have been made possible principally because of the Company raising equity in its recent private placement offering, and reflects increased efforts to develop drug release products and technology in accordance with management's plan of operations.

         Elite's net loss for period ended June 30, 1998 was $287,737 as compared to $157,358 for the comparable period of the prior year. The increase in the net loss was primarily due to decreases in revenue derived from contract research and development and licensing fees, and increased internal research and development costs, and general and administrative expense. The decrease in contract research and development fees reflects a conscious decision on the part of the Company to turn away contract work in order to be able to focus the resources of the Company on developing its own proprietary products.

Liquidity and Capital Resources

         For the period ended June 30, 1998, net cash of $278,254 was used in operating activities due to the Company's net loss of $287,737. For the period ended June 30, 1997, net cash of $151,658 was used in operating activities as a result of the Company's net loss of $157,358.

Forward Looking Statements

This report contains forward-looking statements that describe the Company's business prospects. These statements involve risks and uncertainties including, but not limited to, rapid technology changes, regulatory uncertainty, level of demand for the Company's products and services, product acceptance, industry wide competitive factors, and political, economic or other conditions. Furthermore, market trends are subject to changes which could adversely affect future results. Reference should be made to the Company's Prospectus for its initial public offering declared effective on August 14, 1998, and the supplement to the Prospectus dated August 19, 1998, for additional discussion concerning such risk factors.

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS
                         None

ITEM 2.           CHANGES IN SECURITIES
                         None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                         None

ITEM 5.           OTHER INFORMATION
                         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits: None


                  (b) Reports on Form8-K No report on Form 8-K has been filed during quarter ending June 30,1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ELITE PHARMACEUTICALS, INC.

                                 Date: September 28, 1998   By: /s/Atul M. Mehta

                                                     ---------------------------
                                                            Atul M. Mehta
                                             President & Chief Executive Officer
                                                   (Principal Executive Officer)


                             Date: September 28, 1998   By: /s/Mark I. Gittelman

                                                     ---------------------------
                                                               Mark I. Gittelman
                                            Chief Financial Officer andTreasurer
                                      (Principal Financial & Accounting Officer)