Form 10QSB
period 1998-09-30
ELITE PHARMACEUTICALS INC /DE/
filed 1998-11-12
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1998
                              -----------------------------------------------

                                       or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended              to

                        Commission File Number: 333-45241
                       ------------------------------------------------------

                           ELITE PHARMACEUTICALS, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                                     22-3542636
----------------------------------------------------     --------------------
(State or other jurisdiction of                                                     (I.R.S. Employer
incorporation or organization)                                                      Identification No.)

165 Ludlow Avenue, Northvale, New Jersey                                             07647
----------------------------------------------------     --------------------
(Address of principal executive offices)                                           (Zip Code)


                                                             (201)750-2646
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                230 W. Passaic Street, Maywood, New Jersey, 07607
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last  report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares outstanding of the issuer's common stock as of September 30, 1998 is 7,237,613.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY


                                      INDEX


                                                                                            Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 1998 and
            September 30, 1997 (unaudited)                                                      3

          Consolidated Statements of Operations for the three months
             ended September  30, 1998 and September 30, 1997 (unaudited)                       4

         Consolidated Statements of Cash Flows for the three months
            ended September 30, 1998 and September 30, 1997 (unaudited)                         5

          Notes to Form 10-QSB                                                                  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                   8

PART II - OTHER INFORMATION                                                                    10

         Item 1   Legal Proceedings
         Item 2   Changes in Securities
         Item 3   Defaults Upon Senior Securities
         Item 4   Submission of  Matters to a Vote of Security-Holders
         Item 5   Other Information
         Item 6   Exhibits and Reports or Form 8-K

SIGNATURES                                                                                     11

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                  September 30,
                                                                   1998                          1997
                                                                   ----                          ----
                                     ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                    $2,594,338               $     69,145
       Consulting and test fees receivable                                 ---                      8,000
       Prepaid expenses and other current assets                        42,891                      6,021
                                                                 -------------              -------------
               Total current assets                                  2,637,229                     83,166

PROPERTY AND EQUIPMENT -  net of
       accumulated depreciation and amortization                     1,211,093                     17,300

INTANGIBLE ASSETS - net of
       accumulated amortization                                         18,518                     18,251

OTHER ASSETS:
       Deposits and other assets                                         9,000                     18,250
                                                                --------------              -------------

                                                                   $ 3,875,840               $    136,967
                                                                   ===========               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of capitalized lease obligation            $     42,331            $           ---
       Accounts payable and accrued expenses                            15,104                        ---
       Related party notes payable                                          --                    250,000
                                                               ---------------               ------------
               Total current liabilities                                57,435                    250,000
                                                                  ------------               ------------

CAPITALIZED LEASE OBLIGATION - net of
       current portion                                                  26,411                        ---
               Total liabilities                                        83,846                    250,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Common stock - $.01 par value;
               Authorized - 25,000,000 shares
               Issued and outstanding - 7,237,613 shares                72,376                     47,876
       Additional paid-in capital                                    6,821,405                  1,660,772
       Accumulated deficit                                         (3,101,787)                (1,821,681)
                                                                   -----------                -----------
               Total stockholders' equity                            3,791,994                  (113,033)
                                                                 -------------               ------------
                                                                   $ 3,875,840              $     136,967
                                                                   ===========              =============

The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (UNAUDITED)

                                                               SEPTEMBER 30,                    SEPTEMBER 30,   _
                                                          1998              1997            1998             1997

REVENUES:

         Licensing fees                             $         ---      $  100,000      $        ---     $   100,000
         Contract research and development                     --              --                --              --
         Consulting and test fees                             ---         (2,988)             4,222           1,731
                                                    -------------     -----------        ----------     -----------
         Total revenues                                         0          97,012             4,222         101,731
                                                    -------------     -----------        ----------       ---------

OPERATING EXPENSES:

         Research and development                         273,436          75,446           481,674         183,562
         General and administrative                       169,804          68,939           299,120         113,993
         Depreciation and amortization                      6,324           8,925            12,648          17,850
                                                       ----------      ----------        ----------       ---------
                                                          449,564         153,310           793,442         315,405
                                                        ---------       ---------         ---------       ---------

LOSS FROM OPERATIONS                                    (449,564)        (56,298)         (789,220)       (213,674)
                                                        ---------      ----------         ---------       ---------

OTHER INCOME (EXPENSES):

         Interest income                                   36,745             142            88,785             160
         Interest expense                                 (4,472)             ---           (4,593)              --
                                                     ------------  --------------      ------------   -------------
                                                           32,273             142            84,192             160
                                                     ------------    ------------      ------------     -----------
LOSS BEFORE PROVISION FOR
         INCOME TAXES                                   (417,291)        (56,156)         (705,028)       (213,514)
                                                     ------------     -----------      ------------      ----------

PROVISION FOR INCOME TAXES                                     --              --                --              --
                                                 ----------------  --------------  ----------------  --------------

NET LOSS        $ (417,291)                          $   (56,156)     $ (705,028)      $  (213,514)
                ===========                          ============     ===========      ============

NET LOSS PER COMMON SHARE                           $      (0.06)   $      (0.01)     $      (0.10)  $       (0.04)
                                                    =============   =============     =============  ==============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                               7,237,613       4,787,613         7,237,613       4,787,613
                                                      ===========     ===========       ===========     ===========




                         The  accompanying  notes  are an  integral  part of the
consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                    1998               1997
                                                                                    ----               -----
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                                             $   (705,028)           $ (213,514)
       Adjustments to reconcile net loss to cash used
       in operating activities:
             Depreciation                                                          12,000                17,320
             Amortization of intangibles                                              648                   530
             Changes in assets and liabilities:
                  Consulting and test fees receivable                              25,000                 4,208
                  Prepaid expenses and other current assets                      (30,924)                 1,684
                  Accounts payable                                               (25,390)               (8,457)
                  Accrued expenses and other current liabilities                       --                    --
                                                                      -------------------    ------------------

NET CASH USED IN OPERATING ACTIVITIES                                           (723,694)             (198,229)
                                                                          ---------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                       (992,555)                   ---
       Payments for Patent Filings                                                  (950)               (1,388)
                                                                        -----------------       ---------------

NET CASH USED IN INVESTING ACTIVITIES                                           (993,505)               (1,388)
                                                                          ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from of notes payable - related parties                               ---               150,000
       Proceeds from issuance of common stock and warrants                            ---                28,000
       Payments of offering costs in connection
             with private placement                                              (15,000)                   ---
       Principal Payments on Capital Lease Obligation                            (20,610)                   ---
                                                                         ----------------     -----------------

NET CASH PROVIDED BY (USED IN)

FINANCING ACTIVITIES                                                             (35,610)               178,000
                                                                         ----------------         -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (1,752,809)              (21,617)

CASH AND CASH EQUIVALENTS - beginning                                           4,347,147                90,762
                                                                          ---------------        --------------

CASH AND CASH EQUIVALENTS - ending                                         $    2,594,338         $      69,145
                                                                           ==============         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

       Cash paid for interest                                            $          4,593      $            ---
       Cash paid for income taxes                                                     200                   200

                         The  accompanying  notes  are an  integral  part of the
consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                  SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


NOTE 1   BASIS OF PRESENTATION

The information in this Form 10-QSB includes the results of operations of Elite Pharmaceuticals, Inc. ("the Company") and its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite"), for the six months ended September 30, 1998 and 1997. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

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

The Company does not anticipate being profitable for fiscal year 1999, therefore a provision for income tax was not established for the six months ended September 30, 1998.

This quarterly report may contain forward-looking statements which involve certain risks and uncertainties. Important factors could arise which could cause the Company's operating results to differ materially from those contained in any forward looking statement.


NOTE 2   EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during each period presented. The Company has adopted FAS 128, "Earnings Per Share" and has restated prior periods to comply with the provisions of this pronouncement. Common stock equivalents have not been included as their effect would be antidilutive.


NOTE 3   PURCHASE OF BUILDING

In May 1998, the Company closed on a contract to purchase a 15,000 square foot building to house its new office, laboratory and manufacturing facility in Northvale, New Jersey. The purchase price was $1,050,000 plus closing costs of $22,123.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                  SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



NOTE 4   CHANGES IN AUTHORIZED COMMON SHARES

In May 1998, the Company increased the authorized common shares, par value $ .01 to 25,000,000.


NOTE 5   COMMITMENTS

On October 1,1998, the Company entered into an investment banking firm consulting agreement with an investment banking firm ("Consultant"). The terms of the agreement provide for the consultant to render various services to the Company relating to financial and investment activities for a term of twenty four months.

As compensation for the consultants services the Company shall grant warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $6 per share. The warrants shall vest at the rate of 50,000 warrants every ninety days after the commencement of the agreement.

The agreement may be terminated by the Company at any time after ninety days following the commencement date, upon thirty days written notice.

                           ELITE PHARMACEUTICALS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              SIX MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO
                  THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1997

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

         To effectively achieve its goals, the Company has recently purchased an office and laboratory facility in Northvale, New Jersey, and has moved its operations to this facility. This facility is larger and better suited to Elite's needs than its prior, leased, space, and will increase the space available to conduct further research and development and scale-up, and possibly for the eventual manufacturing of its products.

Period Ended September 30, 1998 vs. Period Ended September 30, 1997

         Elite's revenues for the periods ended September 30, 1998 were $4,222, a decrease of $97,509 or approximately 96% over the comparable period of the prior year. Net revenues primarily consisted of consulting and test fees of $4,222 (compared with $1,731 for the comparable period of the prior year).

         General and administrative expenses for the period ended September 30, 1998 were $299,120, an increase of $185,127, or approximately 162% from the comparable period of the prior year. The increase in general and administrative expenses was substantially due to legal fees, consulting fees and new hires. General and administrative expenses expressed as a percentage of revenues was approximately 7085% for the period ended September 30, 1998 as compared to 112% for the comparable period of the prior year.

                           ELITE PHARMACEUTICALS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              SIX MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO
                  THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1997

                                   (CONTINUED)



Period Ended September 30, 1998 vs. Period Ended September 30, 1997 (Continued)

         Research and development costs for the period ended September 30, 1998, were $481,674, an increase of $298,112 or approximately 162% from the comparable period of the prior year. The increase in research and development costs can be attributed to increases in laboratory raw materials, supplies, payments to clinical organizations for conducting biostudies on drug products developed by the Company, and new hires. These increases have been made possible principally because of the Company raising equity in its recent private placement offering, and reflects increased efforts to develop drug release products and technology in accordance with management's plan of operations.

         Elite's net loss for period ended September 30, 1998 was $705,028 as compared to $213,514 for the comparable period of the prior year. The increase in the net loss was primarily due to decreases in revenue derived from contract research and development and licensing fees, and increased internal research and development costs, and general and administrative expense. The decrease in contract research and development fees reflects a conscious decision on the part of the Company not to seek contract work in order to be able to focus the resources of the Company on developing its own proprietary products.

Liquidity and Capital Resources

         For the period ended September 30, 1998, net cash of $723,694 was used in operating activities due to the Company's net loss of $705,028. For the period ended September 30, 1997, net cash of $705,028 was used in operating activities as a result of the Company's net loss of $213,514.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS         None

ITEM 5.         OTHER INFORMATION                                           None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits:

                      27 - Financial Data Schedule

                (b)  Reports on Form8-K

                       No report on Form 8-K has been filed during quarter ending September 30,1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ELITE PHARMACEUTICALS, INC.

                                          Date: November 11, 1998


                                         By: ___________________________
                                              Atul M. Mehta
                                             President & Chief Executive Officer
                                           (Principal Executive Officer)


                                          Date: November 11, 1998


                                          By: ___________________________
                                              Mark I. Gittelman
                                              Treasurer
                                      (Principal Financial & Accounting Officer)