Form 10QSB
period 1999-02-10
ELITE PHARMACEUTICALS INC /DE/
filed 1999-02-16
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    December 31, 1998

                                                       or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended                         to


                        Commission File Number: 333-45241


                           ELITE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                                 22-3542636
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)



165 Ludlow Avenue, Northvale, New Jersey   07647
(Address of principal executive offices)  (Zip Code)

(201)750-2646
(Registrant's telephone number, including area code)



 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [
]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check  whether the issuer has filed all  documents  and reports  required to be filed by Sections  12, 13 or 15 (d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of December 31, 1998 is 7,237,613


                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY






                                      INDEX


                                                                                                 Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of December 31, 1998 and
            December 31, 1997 (unaudited)            3

           Consolidated Statements of Operations for the nine months
           ended December 31, 1998 and December 31, 1997 (unaudited)                                  4

           Consolidated Statements of Cash Flows for the nine months
           ended December 31, 1998 and December 31, 1997 (unaudited)                                  5

           Notes to Form 10-QSB                                                                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              8

PART II  OTHER INFORMATION                                                                           10

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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                           December 31,
                                                                               ------------------ ------------------
                                                                                     1998               1997
                                                                               ------------------ ------------------
                                                      ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                 $       2,088,291    $     4,854,942
      Consulting and test fees receivable                                                    ---              8,000
      Prepaid expenses and other current assets
                                                                                          21,936              5,816
                    Total current assets                                               2,110,227          4,868,758

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation and amortization                                                    1,432,033              9,945

INTANGIBLE ASSETS - net of accumulated amortization                                       25,529             17,393

OTHER ASSETS:
      Deposits and other assets
                                                                                             ---             18,250

                                                                                $      3,567,789    $     4,914,346

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of capitalized lease obligation                           $         42,331          $     ---
      Accounts payable and accrued expenses                                                5,790                ---
      Related party notes payable
                                                                                             ---                ---
                    Total current liabilities
                                                                                          48,121                  0

CAPITALIZED LEASE OBLIGATION - net of current portion
                                                                                          15,693                ---
                    Total liabilities
                                                                                          63,814                  0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock - $.01 par value;
                    Authorized - 25,000,000 shares
                    Issued and outstanding - 7,237,613 shares                             72,376             47,876
      Additional paid-in capital                                                       6,817,202          6,950,631
      Accumulated deficit                                                             (3,385,603)        (2,084,161)
                    Total stockholders' equity                                         3,503,975          4,914,346
                                                                                $      3,567,789    $     4,914,346

The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                             DECEMBER 31,                       DECEMBER 31,
                                                                ---------------------------------- ---------------------------------
                                                                         1998             1997             1998              1997
                                                                ----------------- ---------------- ----------------- ---------------

REVENUES:
       Licensing fees                                           $      150,000     $                $      150,000    $      100,000
                                                                                              ---
       Contract research and development                                     ---              ---               ---              ---
       Consulting and test fees
                                                                             ---            1,000             4,222            2,731
             Total revenues                                              150,000                            154,222          102,731
                                                                                            1,000

OPERATING EXPENSES:
       Research and development                                          281,526          156,325           763,200          339,887
       General and administrative                                        174,987           97,080           474,107          211,073
       Depreciation and amortization                                                                         18,972
                                                                           6,324            8,925                             26,775
                                                                         462,837          262,330         1,256,279          577,735

LOSS FROM OPERATIONS                                                   (312,837)        (261,330)       (1,102,057)        (475,004)

OTHER INCOME (EXPENSES):
       Interest income                                                    30,742            8,806           119,527            8,966
       Interest expense
                                                                         (1,720)          (9,956)           (6,313)          (9,956)
                                                                          29,022                            113,214
                                                                                          (1,150)                              (990)

LOSS BEFORE PROVISION FOR INCOME TAXES                                 (283,815)        (262,480)         (988,843)        (475,994)

PROVISION FOR INCOME TAXES
                                                                             ---              ---               ---              ---

NET LOSS                                                          $    (283,815)    $    (262,480)   $    (988,843)   $    (475,994)

NET LOSS PER COMMON SHARE                                             $   (0.04)       $   (0.05)        $   (0.14)       $   (0.10)

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                                       7,237,613        4,787,613         7,237,613        4,787,613







The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          NINE MONTHS ENDED
                                                                                                                DECEMBER 31,
                                                                                                  ------------------ ---------------
                                                                                                           1998              1997
                                                                                                  ------------------ ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss
      Adjustments to reconcile net loss to cash used in operating activities:                     $        (988,843)   $   (475,994)
         Depreciation and Amortization                                                                       18,972          26,775
         Changes in assets and liabilities:
            Consulting and test fees receivable                                                              25,000           4,208
            Prepaid expenses and other current assets                                                        (9,969)          1,889
            Accounts payable                                                                                (13,670)          8,457)
            Accrued expenses and other current liabilities                                                  (21,034)
                                                                                                                                 ---

NET CASH USED IN OPERATING ACTIVITIES                                                                    (  989,544)       (451,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                                 (1,219,495)             ---
      Payments for Patent Filings                                                                           (8,286)              ---
      Proceeds from Security Deposits
                                                                                                             9,000           (2,100)

NET CASH USED IN INVESTING ACTIVITIES                                                                   (1,218,781)
                                                                                                                             (2,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of notes payable - related parties                                                               ---        (100,000)
      Proceeds from issuance of common stock and warrants                                                       ---        5,317,859
      Payments of offering costs in connection with private placement                                      (19,203)               --
      Principal Payments on Capital Lease Obligation                                                       (31,328)
                                                                                                                                 ---

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                        (50,531)        5,217,859

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                 (2,258,856)        4,764,180

CASH AND CASH EQUIVALENTS - beginning                                                                    4,347,147
                                                                                                                              90,762

CASH AND CASH EQUIVALENTS - ending                                                                 $     2,088,291    $    4,854,942

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                                       $                  $
                                                                                                             6,313             9,956
      Cash paid for income taxes                                                                               200               200
The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                  NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


NOTE 1       - BASIS OF PRESENTATION

               The information in this Form 10-QSB includes the results of operations of Elite Pharmaceuticals, Inc. ("the Company")and its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite"), for the nine months ended December 31, 1998 and 1997. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

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

               The Company does not anticipate  being profitable for fiscal year
               1999, therefore a provision for income tax was not established for the nine months ended December 31, 1998.

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











                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                  NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


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



NOTE 5       - COMMITMENTS

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

















                           ELITE PHARMACEUTICALS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              NINE MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO
                  THE NINE MONTH PERIOD ENDED DECEMBER 31, 1997





Introduction

         The Company has developed nine oral controlled release pharmaceutical products to varying states of the development process. Elite Labs has granted an option on a one of its products to a multinational company for the worldwide market, however the agreement does not provide for any royalties or other payments to Elite Labs unless certain conditions are met, which may or may not occur.

         Elite Labs has also conducted several research and development projects on behalf of several large pharmaceuticals companies. These activities have generated only limited revenue for Elite Labs to date.


Results of Consolidated Operations

         The Company plans to focus its efforts on the following areas: (i) to receive FDA approval for one or all nine of the oral controlled release pharmaceutical products already developed, either directly or through other companies; (ii) to commercially exploit these drugs either by licensure and the collection of royalties, or through the manufacturing of tablets and capsules using the formulations developed by the Company, and (iii) to continue the development of new products and the expansion of its licensing agreements with other large multinational pharmaceutical companies including contract research and development projects.

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


Period Ended December 31, 1998 vs. Period Ended December 31, 1997

         Elite's revenues for the periods ended December 31, 1998 were $154,222, a increase of $51,491 or approximately 50% over the comparable period of the prior year. Net revenues primarily consisted of licensing fees of $150,000
(compared with $100,000 for the comparable period of the prior year).


                           ELITE PHARMACEUTICALS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              NINE MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO
                  THE NINE MONTH PERIOD ENDED DECEMBER 31, 1997

                                   (CONTINUED)



Period Ended December 31, 1998 vs. Period Ended December 31, 1997 (Continued)

         General and  administrative  expenses for the period ended December 31,
1998 were  $474,107,  an increase of $263,034,  or  approximately  125% from the comparable period of the prior year. The increase in general and  administrative
expenses  was  substantially  due  to  legal  fees,   consulting  fees  and  new
hires.General and administrative  expenses expressed as a percentage of revenues was  approximately  307% for the period  ended  December 31, 1998 as compared to
205% for the comparable period of the prior year.

         Research and development costs for the period ended December 31, 1998, were $763,200, an increase of $423,313 or approximately 125% from the comparable period of the prior year.The increase in research and development costs can be attributed to increases in laboratory raw materials, supplies, payments to clinical organizations for conducting biostudies on drug products developed by the Company, and new hires. These increases have been made possible principally because of the Company raising equity in its recent private placement offering, and reflects increased efforts to develop drug release products and technology in accordance with management's plan of operations.

         Elite's net loss for period ended December 31, 1998 was $988,843 as compared to $475,994 for the comparable period of the prior year. The increase in the net loss was primarily due to increased internal research and development costs, and general and administrative expenses.


Liquidity and Capital Resources

         For the period ended December 31, 1998, net cash of $989,544 was used in operating activities due to the Company's net loss of $988,843. For the period ended December 31, 1997, net cash of $451,579 was used in operating activities as a result of the Company's net loss of $475,994.


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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                         None

ITEM 5.           OTHER INFORMATION
                         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits:

                         10.7 - None

                         27 - Financial Data Schedule

                  (b) Reports on Form8-K No report on Form 8-K has been filed during quarter ending December 31,1998.






















                                                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              ELITE PHARMACEUTICALS, INC.

                           Date: February 10, 1998            By: /s/Atul M. Mehta

                                                              ---------------------------------------------------
                                                              Atul M. Mehta
                                                              President & Chief Executive Officer
                                                              (Principal Executive Officer)


                           Date: February 10, 1998            By: /s/Mark I. Gittelman

                                                              ---------------------------------------------------
                                                              Mark I. Gittelman
                                                              Chief Financial Officer and Treasurer
                                                              (Principal Financial & Accounting Officer)
