Form 10KSB
period 1999-03-31
ELITE PHARMACEUTICALS INC /DE/
filed 1999-06-29
CIK 1053369

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

               [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended: March 31, 1999

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                         Commission File No. 333-45241

                           ELITE PHARMACEUTICALS, INC.

 ..................................................................................................................
                 (Name of small business issuer in its charter)


                          Delaware                                             22-3542636
 ...................................................................................................................
              (State or other jurisdiction of                               (I.R.S. Employer
                incorporation or organization)                             Identification No.)

 ...................................................................................................................
     165 Ludlow Avenue, Northvale, New Jersey                                   07647
 ...................................................................................................................
               (Address of principal offices)                                  (Zip Code)

Issuer's telephone number:    (201) 750-2646

                         Securities registered pursuant to Section 12(b) of the Act: None

                       Title of each class                    Name of each exchange on which registered




                         Securities registered pursuant to Section 12(g) of the Act:: NONE

 ..........................................................................................................
                                (Title of Class)

 ..........................................................................................................

                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State issuer's revenues for its most recent fiscal year.        $150,412

         The approximate aggregate market value of the voting and non-voting common equity(not including options and warrants exercisable for voting equity) held by non-affiliates(affiliates defined to include officers, directors and 10% shareholders) computed by reference to the average bid and asked price of that portion of the common equity that is publicly traded as of June 15, 1999, and presuming that the per-share market value of common equity which is not publicly traded is equal to per-share market value of the company's publicly traded common equity...................................................... $19,772,868


                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

       Yes __x  __     No  ______

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 7,237,613


                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities At of 1933 ("Securities Act"). The list of documents should be clearly described for information purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

         Transitional Small Business Disclosure Format (check one): Yes___No  x

                           ELITE PHARMACEUTICALS, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

Item No                                                                                               Page
---------                                                                                           ------

Part I

 1.       Description of Business                                                                        1
 2.       Properties                                                                                     6
 3.       Legal Proceedings                                                                              6
 4.       Submission of Matters to a Vote of Security Holders                                            6

Part II

 5.       Market for registrant's Common Equity and Related Stockholder Matters                          6
 6.       Management's Discussion and Analysis or Plan of Operation                                      7
 7.       Financial Statements and Supplementary Data                                                   10
 8.       Changes in and disagreements with Accountants on Accounting and
          Financial Disclosure                                                                          10

Part III

9.        Directors and Executive Officers, Promotors and Control Persons,
                Compliance with Section 16(a) of the Exchange Act                                       10
10.       Executive Compensation                                                                        12
11.       Security Ownership of Certain Beneficial Owners and Management                                13
12.       Certain Relationships and Related Transactions                                                14
          Signatures                                                                                    15
13.       Exhibits, Financial Statements, and Reports on Form 8-K                                       15

18
                           FORWARD LOOKING STATEMENTS

         This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Annual Report which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as the attainment of pharmaceutical development milestones or the receipt of regulatory approval or the entering into of licensing or partnership arrangements and other similar matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company's expectations, including the risk factors discussed below and elsewhere in this Annual Report and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Elite Pharmaceuticals, Inc. ("EPI"), the registrant, is the sole owner of Elite Laboratories, Inc.("ELI"). EPI and ELI may be referred to collectively in this report as "Elite" or "the Company".

Business Development.

         EPI was incorporated in the State of Delaware on October 1, 1997. EPI's predecessor, Prologica International, Inc. ("Prologica"), was incorporated in the State of Pennsylvania on April 20, 1984. From the time of its incorporation, and the completion of its initial public offering in August 1988, until the date of its merger with EPI, Prologica engaged in no business other than searching for suitable acquisitions. Except for ELI, it located no such acquisitions. EPI was incorporated for the purpose of merging with Prologica in order to change the name and state of incorporation of Prologica. EPI survived the merger with Prolgoica; Prologica ceased to exist at the time of the merger on October 24, 1997. Contemporaneous with the merger of EPI and Prologica, Elite Laboratories, Inc. ("ELI") (the business of which is described below) merged with a wholly owned subsidiary of Prologica, HMF Enterprises, Inc. ("HMF"). HMF was incorporated on August 1, 1997 for the purpose of providing a vehicle into which ELI could merge. ELI and HMF merged on October 30, 1997. ELI survived the merger with HMF and HMF ceased to exist subsequent to the merger. The net result of the two mergers is that Prolgoica and HMF ceased to exist, and EPI owns one hundred percent of the stock of ELI. Such stock ownership is EPI's sole business. At the present time, EPI has no plans to conduct any other business apart from the ownership of ELI.

         ELI was incorporated in the State of Delaware on August 23, 1990. On October 30, 1997, one hundred percent of the stock of ELI was acquired by EPI via the merger between ELI and HMF. With that exception, no acquisition or disposition of any material assets, nor any material changes in the method of conducting business have incurred since its incorporation.

Products and Markets

         ELI primarily engages in researching, developing, licensing, manufacturing, and marketing proprietary drug delivery systems and products. ELI's drug delivery technology involves releasing a drug into the bloodstream or delivering it to a target site in the body over an extended period of time or at predetermined times. Such products are designed to allow drugs to be administered less frequently, with reduced side effects and, in certain circumstances, in reduced dosages. ELI has concentrated on developing orally administered controlled release products. ELI's primarily targets existing controlled release drugs that are reaching the end of their exclusivity period, and works to develop cheaper generic controlled-release versions of those drugs. Nine of these controlled release products developed by ELI are either at the development or testing stage. The products include drugs which provide therapeutic benefits for angina and hypertension, a nonsteroidal analgesic drug, and one which appears to lower blood glucose by stimulating insulin from the pancreas. None of these products have yet been approved by the Food and Drug Administration ("FDA"), and Elite therefore does not yet market any products. ELI also engages in contract research and development activities sponsored by other pharmaceutical companies.

         Controlled drug delivery of a pharmaceutical compound is a relatively new concept which offers a safer and more effective means of administering drugs through releasing a drug into the bloodstream or delivering it to a certain site in the body at predetermined rates or predetermined times. Its goal is to provide more effective drug therapy while reducing or eliminating many of the side effects associated with conventional drug therapy.

         ELI spent approximately $1,273,445 in fiscal year ending March 31, 1999, and $541,164 in fiscal year ending March 31, 1998 on research and development activities.

         The Company is presently in the process of acquiring pharmaceutical manufacturing equipment with the intention of eventually manufacturing products developed by ELI as well as manufacturing products on a contract basis. There is no assurance that the Company's present facility will be approved by the FDA for manufacturing or that contracts will be obtained.

Competition

         ELI competes in two related but distinct markets: It performs contract research and development work regarding controlled-release drug technology for large pharmaceutical companies, and it seeks to develop and market (either on its own or by licensure to other companies) proprietary controlled-release pharmaceutical products. In both arenas, Elite's competition consists of those companies which perceived to be able to develop controlled-release drugs.

         In recent years, an increasing number of pharmaceutical companies have become interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. The Company expects that competition in the field of drug delivery will significantly increase in the future since smaller specialized research and development companies are beginning to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of these companies have greater financial and other resources as well as more experience than the Company in commercializing pharmaceutical products. A comparatively small number of companies have a track record of success in developing controlled-release drugs. Significant among these are Alza Corporation, Andrx, Elan Corporation, Biovail Corporation, Faulding, Schering, KV Pharmaceutical, Forest Laboratories, etc. Each of these companies have developed expertise in certain types of drug delivery systems, although such expertise does not carry over to developing a controlled-release version of all drugs. Such companies may develop new drug formulations and products or may improve existing drug formulations and products more efficiently than the Company. While the Company's product development capabilities and patent protection may help the Company to maintain its market position in the field of advanced drug delivery, there can be no assurance that others will not be able to develop such capabilities or alternative technologies outside the scope of the Company's patents if any, or that even if patent protection is obtained, such patents will not be successfully challenged in the future. In addition, it must be noted that almost all of the Company's competitors have vastly greater resources than the Company.

Patents, Trademarks, Royalty Agreements etc..

         ELI has received Notices of Allowance from the U.S. Patent and Trademark Office for the following trademarks: Albulite CR, Nifelite CR, Diltilite CD, Ketolite CR, Verelite CR and Glucolite CR.

         On February 16, 1999,ELI was awarded a patent on its controlled-release formulation of nefedipine (U.S.Patent No. 5,871,776). The United States market for controlled-release nifedipine is approximately one billion dollars. On May 11, 1999, Dr. Mehta was awarded a patent for method of preparation of controlled release nefedipine formulations (U.S. Patent No. 5,902,632),and on November 18, 1998,he was awarded a patent for the pulsed-release delivery system for methyphenidate (U.S. Patent No. 5,837,284).This latter patent was assigned to Celgne Corporation; however, ELI retained certain manufacturing rights for methylphenidate, as well as rights for the pulsed-release technology with regard to all non-methylphenidate drugs.

         The Company intends to apply for patents for other products in the future; however, there can be no assurance that these or any future patents will be granted. The Company believes that future patent protection of its technologies and processes and of its products may be important to its operations. The success of the Company's products may depend, in part, upon the Company's ability to obtain strong patent protection. There can be no assurance, however, that these patents, if issued, or any additional patents will prevent other companies from developing similar or functionally equivalent dosage forms of products. Furthermore, there can be no assurance that (i) any additional patents will be issued to the Company in any or all appropriate jurisdictions,
(ii) the Company's  patents will not be  successfully  challenged in the future,
(iii) the Company's processes or products do not infringe upon the patents of third parties or (iv) the scope and validity of the Company's patents will prevent third parties from developing similar products. Although a patent has a statutory presumption of validity in the United States, there can be no assurance that patents issued covering the Company's technologies will not be infringed or successfully avoided through design innovation or by the challenge of that presumption of validity. Finally, there can be no assurance that products utilizing the Company's technologies, if and when issued, will not infringe patents or other rights of third parties. It is also possible that third parties will obtain patents or other proprietary rights that might be necessary or useful to the Company. In cases where third parties are first to invent a particular product or technology, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent the Company from using such technology or from marketing such products. In addition, the Company consistently enters into confidentiality agreements with its employees and business partners.

         Patents and other proprietary rights are important to the Company's business. It is the Company's policy to seek patent protection for its inventions, and also to rely upon trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop and maintain its competitive position.

         Prior to the enactment in the United States of new laws adopting certain changes mandated by the General Agreement on Tariffs and Trade ("GATT"), the exclusive rights afforded by a U.S. Patent were for a period of 17 years measured from the date of grant. Under these new laws, the term of any U.S. Patent granted on an application filed subsequent to June 8, 1995, would terminate 20 years from the date on which the patent application was filed in the United States or the first priority date, whichever occurs first. Future patents granted on an application filed before June 8, 1995, will have a term that terminates 20 years from such date, or 17 years from the date of grant, whichever date is later.

         Under the Drug Price Competition and Patent Term Restoration Act of 1984, a U.S. Product patent or use patent may be extended for up to five years under certain circumstances to compensate the patent holder for the time required for FDA regulatory review of the product. The benefits of this act are available only to the first approved use of the active ingredient in the drug product and may be applied only to one patent per drug product. There can be no assurance that the Company will be able to take advantage of this law.

         The Company's success will depend, in part, on its ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct its business without infringing the proprietary rights of others. The patent positions of pharmaceutical and biotechnology firms, including the Company, can be uncertain and involve complex legal and factual questions. In addition, the coverage sought in a patent application can be significantly reduced before the patent is issued.

         Consequently, the Company does not know whether any of its pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will be circumvented by others. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications, or that it was the first to file patent applications for such inventions. In the event a third party has also filed a patent for any of its inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in the loss of any opportunity to secure patent protection for the invention and the loss of any right to use the invention, and even if the eventual outcome is favorable to the Company, such interference proceedings could result in substantial cost to the Company. Protection of patent applications and litigation to establish the validity and scope of patents, to assert patent infringement claims against others and to defend against patent infringement claims by others can be expensive and time-consuming. There can be no assurance that in the event that any claims with respect to any of the Company's patents, if issued, are challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause the Company to lose exclusivity relating to such patent claims. If a third party is found to have rights covering products or processes used by the Company, then the Company could be forced to cease using the technologies covered by the disputed rights, could be subject to significant liabilities to such third party, and could be required to license technologies from such third party. Also, different countries have different procedures for obtaining patents, and patents issued by different countries provide different degrees of protection against the use of a patented invention by others. There can be no assurance, therefore, that the issuance to the Company in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention, or that any judicial interpretation of the validity, enforceability, or scope of the claims in a patent issued in one country will be similar to the judicial interpretation given to a corresponding patent issued in another country. Furthermore, even if the Company's patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with the Company using the resulting alternative technology.

         The Company also relies upon unpatented proprietary and trade secret technology that it seeks to protect, in part, by confidentiality agreements with its collaborative partners, employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. There can be no assurance that these agreements provide meaningful protection or that they will not be breached, that the Company would have adequate remedies for any such breach, or that the Company's trade secrets, proprietary know-how, and technological advances will not otherwise become known to others. In addition, there can be no assurance that, despite precautions taken by the Company, others have not and will not obtain access to the Company's proprietary technology.

Government Regulation and Approval

         The design, development and marketing of pharmaceutical compounds, on which the Company's success depends, are intensely regulated by governmental regulatory agencies, including the Food and Drug Administration. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, injunction actions and criminal prosecution based on products or manufacturing practices that violate statutory requirements. In addition, administrative remedies can involve voluntary withdrawal of products, as well as the refusal of the Government to enter into supply contracts or to approve abbreviated new drug applications ("ANDAs") and new drug applications ("NDAs"). The FDA also has the authority to withdraw approval of drugs in accordance with statutory due process procedures.

         Before a drug may be marketed, it must be approved by the FDA. FDA approval procedure for an ANDA relies on bio-equivalency tests which compare the applicant's drug with an already approved reference drug, rather than with clinical studies. Because ELI has concentrated, during the first few years of its business operations, on developing products which are intended to be bio-equivalent to existing controlled-release formulations, the Company expects that most of its drug products will require ANDA filings.

         The FDA approval procedure for an NDA is a two-step process. During the Initial Product Development stage, an investigational new drug ("IND") for each product is filed with the FDA. A 30-day waiting period after the filing of each IND is required by the FDA prior to the commencement of initial (Phase I) clinical testing in healthy subjects. If the FDA does not comment on or question the IND within such 30-day period, initial clinical studies may begin. If, however, the FDA has comments or questions, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In some instances this process could result in substantial delay and expense. Phase I studies are intended to demonstrate the functional characteristics and safety of a product.

         After Phase I testing, extensive efficacy and safety studies in patients must be conducted. After completion of the required clinical testing, an NDA is filed, and its approval, which is required for marketing in the United States, involves an extensive review process by the FDA. The NDA itself is a complicated and detailed document and must include the results of extensive clinical and other testing, the cost of which is substantial. While the FDA is required to review applications within 180 days of their filing, in the process of reviewing applications, the FDA frequently requests that additional information be submitted and starts the 180-day regulatory review period anew when the requested additional information is submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is actually approved, there can be no assurance that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of all Company developed products are also subject to FDA regulation. It is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product. The time to obtain FDA approval of the ANDA may range from approximately 12 to 36 months while that for an NDA may range from 12 to 24 months.

         Whether or not FDA approval has been obtained, approval of the product by comparable regulatory authorities in any foreign country must be obtained prior to the commencement of marketing of the product in that country. All marketing in territories other than the United States shall be conducted through other pharmaceutical companies based in those countries. The approval procedure varies from country to country, can involve additional testing, and the time required may differ from that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. After such approvals are obtained, further delays may be encountered before the products become commercially available.

         All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must be operated in conformity with Good Manufacturing Practice ("GMP") regulations. In the event the Company shall engage in manufacturing, it will be required to operate its facilities in accordance with GMP regulations. If the Company shall hire another company to perform contract manufacturing for it, it must take steps to ensure that its contractor's facilities conform to GMP regulations.

         Under the Generic Drug Enforcement Act, ANDA applicants (including officers, directors and employees) who are convicted of a crime involving dishonest or fraudulent activity (even outside the FDA regulatory context) are subject to debarment. Debarment is disqualification from submitting or participating in the submission of future ANDAs for a period of years or permanently. The Generic Drug Enforcement Act also authorizes the FDA to refuse to accept ANDAs from any company which employs or uses the services of a debarred individual. The Company does not believe that it receives any services from any debarred person.

         The Company is governed by federal, state, and local laws of general applicability, such as laws relating to working conditions and environmental protection. The Company estimates that it spends approximately $3,000.00 per year in order to comply with applicable environmental laws. The Company is also licensed by, registered with, and subject to periodic inspection and regulation by the DEA and New Jersey state agencies, pursuant to federal and state legislation relating to drugs and narcotics. Certain drugs that the Company may develop in the future may be subject to regulation under the Controlled
Substances Act and related Statutes. At such time as the Company being manufacturing products, it may become subject to the Prescription Drug Marketing Act, which regulates wholesale distributors of prescription drugs.


Sources and Availability of Raw Material.

         The Company is not yet in the manufacturing phase of any product and therefore does not have a requirement for significant amounts of raw materials. It currently obtains what limited raw materials it needs from over twenty suppliers.

Dependence on One or a Few Major Customers.

         Each year, the Company has had some customers that have accounted for a large percentage of its sales. It is the intention of the Company to expand its business to service a greater number of customers at one time.

Employees.

         As of June 1, 1999, the Company has eight full-time employees and three part-time employees. Its full-time employees are engaged in administrative, research and development; its part-time employees are engaged in research and development. The Company believes its employee relations to be satisfactory; it is not a party to any labor agreements and none of its employees are represented by a labor union.

Reports to Security Holders.

         The Company files reports with the Securities and Exchange Commission, including Forms 10-QSB and 10-KSB The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as the Company that file electronically with the SEC. The Company's Internet address is: www.elitepharma.com.


ITEM 2  PROPERTIES

         The Company owns a piece of real property and improvements, suitable for use as a laboratory and offices, and located at 165 Ludlow Avenue, Northvale, New Jersey. As noted previously, it is intended that the property will be used for manufacturing in the future. The Company's operations are not dependent on any specific location.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not engaged in any legal proceedings. The Company believes it is currently in substantial compliance with all federal, state and local environmental laws.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.


Market Information

         EPI's Common Stock is listed on the over-the-counter bulletin board under the symbol "ELIP," and its Warrants are listed on the over-the-counter bulletin board under the symbol "ELIPZ." EPI's common stock first began trading on July 23, 1998, and its warrants on September 11,1998. (The common stock of EPI's predecessor, Prologica, were listed on the pink sheets, but no active trading had occurred in those securities in the preceding two fiscal years.) To the best of the Company's knowledge, the following table sets forth, for the periods, indicated the intra-day high and low sale prices per share of Common Stock on the over-the-counter bulletin board(1):

-------------------------------------------------------------------------------------------------------------------
                                            Common Stock                         Warrants
f/y/e 3/31/1999                         High             Low                       High            Low
-------------------------------------------------------------------------------------------------------------------
Fourth Quarter                         $4 3/8          $3 1/2                       $ 1          $ 13/16

-------------------------------------------------------------------------------------------------------------------
Third Quarter                          $6 1/8          $3 1/2                     $ 13/16        $ 1/2

-------------------------------------------------------------------------------------------------------------------
Second Quarter                         $4 1/4            $ 2                      $ 5/8           $ 1/2

-------------------------------------------------------------------------------------------------------------------
First Quarter                           $n/a            $n/a                       $n/a           $n/a

-------------------------------------------------------------------------------------------------------------------

         (1) The above is based information found on the Internet at www.bloomberg.com/markets/ wei.html, and reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders.

         As of June 7, 1999, there were approximately 171 holders of record of the Company's Common Stock, and approximately 110 holders of record of the Company's Warrants. On information and belief, approximately 1,045,516 of such shares and 31,500 of such warrants are held by Cede & Company as nominee for the Depository Trust Company and such shares are held for the account of numerous other persons. Not all of the Common Stock and Warrants have been registered with the SEC and that which has not is subject to restrictions on transfer.

Dividends

         The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any future earnings for funding growth and therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Securities Sold During Fiscal Year Ending March 31, 1999.   None.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Company has developed six oral controlled release pharmaceutical products to varying stages of the development process, and three other products are in the testing phase. The rights under an option previously granted to a multinational company have reverted back to the Company. To date, the Company owns rights to all products developed by it other than d-methylphenidate or methylphenidate pulsed release formulation which has been assigned to Celgene Corporation, but over which Elite retains certain manufacturing rights.

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

Results of Consolidated Operations

         Year Ended March 31, 1999 vs. Year Ended March 31, 1998.

         Elite's revenues for the year ended March 31, 1999 were $150,412, an increase of $98,454, or approximately 189%, over the comparable period of the prior year. Net revenues primarily consisted of license fees of $150,000

(compared with $20,000 for the comparable period of the prior year), and consulting and test fees of $412 (compared with $ 31,968 for the comparable period of the prior year).

         General and administrative expenses for the year ended March 31, 1999 were $621,712, an increase of $285,649, or approximately 85% from the comparable period of the prior year. The increase in general and administrative expenses was substantially due to legal fees, consulting fees, salaries and interest paid on a capital lease. General and administrative expenses expressed as a percentage of revenues was approximately 413% for the year ended March 31, 1999 as compared to 647% for the comparable period of the prior year.

         Research and development costs for the year ended March 31, 1999, were $1,273,445, an increase of $732,281, or approximately 135%, from the comparable period of the prior year. The increase in research and development costs can be attributed to increases in salaries, laboratory raw materials and supplies and payments for biostudies on drug technologies developed by the Company. These increases have been made possible principally because of the Company raising equity in its recent private placement offering, and reflects increased efforts to develop drug release products and technology in accordance with management's plan of operations.

         Elite's net loss for year ended March 31, 1999 was $1,661,881, as compared to $ 788,591 for the comparable period of the prior year. The increase in the net loss was primarily due to increased internal research and development costs and general and administrative expenses

Liquidity and Capital Resources

         From inception through March 31, 1998, cash flow from financing activities principally came from the issuance of common stock, initially from a private placement on August 15, 1991. Subsequently, the Company raised additional funds from common stock issuance and received a loan from a related party in the amount of $100,000. This loan was subsequently repaid during the eight months ended November 30, 1997.

         During the fiscal year ended March 31, 1998, the Company raised an additional $5,232,061 (net of offering costs of $767,939) in cash flows from financing activities through the issuance of common stock and warrants in a private placement offering beginning on September 15, 1997 and concluding on November 30, 1997.

         The Company estimates that the net proceeds from the private placement offering will be sufficient to meet its cash requirements for a period of between 18 and 24 months following the date of the closing of the private placement offering. However, there can be no assurance that unexpected future developments may result in the Company requiring additional financing or, that if required, additional financing will be available to the Company.

         For the year ended March 31, 1999, net cash of $1,455,607 was used in operating activities due to the Company's net loss of $1,661,881; net cash decreased by decreases in the Company's contract revenues receivable and by increases in accrued expenses and other liabilities. For the year ended March 31, 1998, net cash of $739,199 was used in operating activities as a result of the Company's net loss of $788,591.


Year 2000 Computer Systems Compliance

         Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 (Y2K) to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. The Company, in conjunction with outside vendors is in the process of evaluating its Y2K readiness, and remediating or replacing the Company's systems. The Company's computer systems are comprised principally of microcomputers and laboratory equipment utilizing microprocessors and/or software or firmware. The Company believes that an assessment as to the date-sensitive nature of the laboratory computers will be complete with a plan to replace those machines if necessary by the end of 1999. The Company anticipates spending less than $100,000 on the systems upgrades.

Because the Company's Y2K compliance is dependent upon key third parties also being Year 2000 compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition or cash flows. If the Company's systems or those of key third parties are not fully Y2K functional, disruptions in operations could occur. Such disruptions could result in delays in the distribution of product, errors in customer order taking, disruption of clinical activities or delays in product development. These consequences could have a material adverse impact on the Company's results of operations, financial condition and cash flows. The Company is in the process of developing contingency plans aimed at ameliorating such disruptions, to the extent practicable.

         The   statements   contained  in  the  foregoing  Year  2000  readiness
disclosure are subject to protection under the Year 2000 Information and Readiness Disclosure Act.

Subsequent Events

Bond Financing Offering.

         On May 3, 1999, the Company entered into an underwriter/private placement agreement with an investment banking firm for the issuance of tax-exempt bonds by the New Jersey Economic Development Authority (NJEDA) in the aggregate principal amount of up to $3,000,000. The net proceeds of the bonds (approximately $2,700,000) are to be used by the Company to defray the cost of purchasing the land and building it currently occupies in Northvale, New Jersey and for the purchase of certain manufacturing equipment and related building improvements. The bonds will be underwritten on a best efforts basis with a minimum offering amount of $2,000,000 and a maximum offering amount of $3,000,000.

Private Placement of Securities

         Subject to a confidential private offering memorandum dated May 17, 1999, the Company offered 13 units ("units") of its securities at $350,000 per unit. Each unit consists of 100,000 shares of common stock, $.01 par value and 50,000 Class A Redeemable Callable Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 during the five-year period commencing on the closing date of the offering. The offering is being conducted without registration under SEC exemption afforded by Section 4(6) of the Securities Act and Rule 506 of regulations promulgated thereunder. The Company has received subscriptions for
13.00 Units, and is in the process of reviewing them. It anticipates accepting
12.75 of the Units; upon acceptance of 12.75 Units, the Company would net proceedsof approximately $4,452,500, after legal and filing fees, of which $4,202,500 will be used to fund the working capital of the Company and the remaining $250,000 will fund fees to advisors and consultants of the Company.

Recently Issued Pronouncements

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Accounts," requires an entity to measure all derivative at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

         SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits," revises disclosures about pensions and other post retirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for fiscal years beginning December 15, 1997. The adoption of SFAS No. did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

         SFAS No. 130, "Reporting Comprehensive Income," requires an entity to report comprehensive income and its components in a full set of financial statements, and is effective for fiscal years beginning after December 15, 1997. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances form non-owner sources. The adoption of SFAS No. 130 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

         American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), identifies the characteristics of internal use software and provides guidelines on new cost recognition principles. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

         American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

         American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities," establishes specific criteria for the recognition and measurement of environmental remediation liabilities. The adoption of the statement in 1998 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

         See Part III, Item 13 of this Report.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III



ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers.

The directors and executive officers of the Elite Pharmaceuticals and Elite Labs are identical, and are:

     Name                             Age        Position

     Atul M. Mehta                    50         President, Chief Executive Officer and Director
     Barri M. Blauvelt                45         Director
     John W. Jackson                  54         Director
     Mark Gittelman                   39         Treasurer
     Michael Freedman                 36         Secretary

         Atul M. Mehta has been a director of Elite Labs since its inception in 1990, and a director of Elite Pharmaceuticals since 1997. Barri Blauvelt has served as a director of Elite Labs since 1992, and as a director of Elite Pharmaceuticals since 1997. John Jackson has served as a director of Elite Labs since 1995, and as a director of Elite Pharmaceuticals since 1997. There are no arrangements between any director or executive officer and any other person, pursuant to which the director or officer is to be selected as such. There is no family relationship between the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

         Dr. Mehta, the founder of Elite Labs, has been employed as the President of Elite Labs since 1990, and President of Elite Pharmaceuticals since 1997. Prior to that, he was Vice President at Nortec Development Associates, a company specializing in the development of food, pharmaceutical and chemical specialty products, from 1984 to 1989. From 1981 to 1984, he was associated with Ayerst Laboratories, a division of American Home Products Corporation in the solids formulation section as Group Leader. His responsibilities included development of formulations of ethical drugs for conventional and controlled-release dosage forms for both USA and international markets. He received his B.S. degree in Pharmacy with honors from Shivaii University, Kolhapur, India, and a BS, MS, and a Doctorate of Philosophy in Pharmaceutics from the University of Maryland in 1981. Other than Elite Labs, no company with which Dr. Mehta was affiliated in the past was a parent, subsidiary or other affiliate of the Company.

         Barri M. Blauvelt, Director of Elite, has been employed since 1983 as the President of Innovara, Inc., a company engaged in pharmaceutical marketing and management. Prior to forming Innovara, Inc. in 1983, Mrs. Blauvelt had ten years of marketing and management experience at Pfizer (USA) and American Cyanamid Company (International). Mrs. Blauvelt holds an MBA in Marketing from Columbia University, and was an instructor in the Pharmaceutical Degree Program, Graduate School of Business, at Farleigh Dickensen University. Other than Elite Labs, no company with which Ms. Blauvelt was affiliated in the past was a parent, subsidiary or other affiliate of the Company.

         John W. Jackson, Director of Elite, is Chairman and CEO of Celgene Corporation, a reporting company under the Securities Exchange Act (Nasdaq:CELG), and has been employed as such since 1996. Celgene Corporation uses proprietary expertise in small molecule chemistry to serve the pharmaceutical, agricultural and allied industries. From 1991 to 1996 he was President of Gemini Medical, a company engaged in providing consulting to medical companies, inventors and investors. From 1986 to 1991 he was President of Medical Device Division of American Cyanamid Company and from 1978-1986 he was VP International for Medical Products. From 1971-1978 he worked for Merck & Company in international marketing. Mr. Jackson obtained an MBA from the European Institute of Business Administration, France, a BA in Political Science from Yale University and graduated from Gordonstoun School in Scotland. Other than Elite Labs, no company with which Mr. Jackson was affiliated in the past was a parent, subsidiary or other affiliate of the Company.

         Mark Gittelman, CPA, Treasurer of Elite, is the President of Gittelman & Co., P.C., an accounting firm. Prior to forming Gittelman & Co.in 1984, he worked as a certified public accountant with the international accounting firm of KPMG Peat Marwick, LLP. Mr. Gittelman holds a B.S. in accounting from New York University, and is currently completing his Masters of Science in Taxation at Farleigh Dickinson University. He is a Certified Public Accountant licensed in New Jersey and New York, and is a member of the American Institute of Certified Public Accountants ("AICPA"), the Securities and Exchange Practice Section of the AICPA, and the New Jersey State and New York States Societies of CPAs. Other than Elite Labs, no company with which Mr. Gittelman was affiliated in the past was a parent, subsidiary or other affiliate of the Company.

         Michael Freedman, Secretary of Elite Pharmaceuticals, is an associate with the law firm of Silverman, Collura, Chernis and Balzano, P.C. He has served as the Secretary of Elite Pharmaceuticals since 1997.


Election of Directors

         Each director holds office (subject to the Company's By-Laws) until the next annual meeting of stockholders and until such director's successor has been elected and qualified. All executive officers of the Company are serving until the next annual meeting of directors and until their successors have been duly elected and qualified. There are no family relationships between any of the directors and executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(e) during the most recent fiscal year and Form 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, the Company is unaware of any person who during the fiscal year was an officer, director, or beneficial owner of more than ten percent of any class of equity securities of the registrant that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, and knows of no reports that were not reported on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Executive Compensation Table for years 1996, 1997 and 1998.

      a                 b           c          d            e           f            g            h          i
  Name and          Calendar      Base       Bonus        Other    Restricted   Securities      LTIP     All other
  principal          Year(1)    Salary(2)                Annual       stock     Underlying     payouts    compen-
  position                                               Compen-     awards      options                  sation
                                     sation

Atul M. Mehta         1998      $200,000    $20,000    $3,220 (3)      --          300,000        --         --
  President           1997      $180,000      $0       $1,795 (3)      --          545,214(4)     --         --
                      1996      $165,000      $0       $1,795 (3)      --          100,000        --         --

 (1) Dr. Mehta's compensation is paid on a calendar year basis. The Company's fiscal year is from April 1 through March 31. (2) In fiscal years 1998, 1998 and 1997, Dr. Mehta's salary was allocated 75% to research and development and 25% to general administrative. (3) Represents use of a company car, and premiums on life insurance Dr. Mehta's life for the benefit of his wife paid by the Company.
(4) 400,000 of the above options were initially to vest at the rate of 100,000 per year each year from 1996 through 2001; however, upon completion of the Private Placement, they became 100% vested; the remaining 125,000 options were initially to vest at the rate of 41,667 per year for each year from 1997 through 1999; however upon completion of the Private Placement, they became 100% vested.

Executive Option Grants Table for fiscal year ended March 31, 1999.

       a                    b                         c                           d                    e
                  Number of Securities       % Grant Represents          Per-Share Exercise
     Name          Underlying Options      of Options to Employees          or Base Price       Expiration date

Atul M. Mehta            300,000(1)                 100%                        $6.00              12/31/03


(1) The number of securities  underlying the options vest at the following rate:
Options to purchase 100,000 shares vest December 31, 1998; options to purchase 100,000 shares vest December 31, 1999; and options to purchase 100,000 shares vest December 31, 2000;

Aggregated Executive Option Exercises and Fiscal Year End Option/SAR Value Table for fiscal year ended March 31, 1999.

        a                    b              c                         d                             e
                                                         # of Securities Underlying       Value of Unexercised
                                                             Unexercised Options          In-the-Money Options/
                                                                  at FY-End                     at FY-End

      Name            Shares Acquired     Value                 Exercisable/                  Exercisable/
                        on Exercise     Realized              Unexercisable(1)               Unexercisable

Atul M. Mehta              None            $0                  620,214/200,000            $2,635,910/850,000(2)



 (1) The number of securities underlying 520,000 options were initially shares of Elite Labs, but under the terms of the 1997 Private Placement, they were replaced with shares of Elite Pharmaceuticals.

 (2) The shares are unregistered, and their market value is unknown and uncalculable. However, the registered common stock of the Company is trading for $4.25 per share as of June 13, 1999. Based on that price, the maximum amount the shares of Common Stock could be worth is $4.00. It is on this hypothetical value that the figure in column (e) is calculated. This figure may have no relation to the actual value of the unexercised options.

Director Compensation for Fiscal Year Ending March 31, 1999

        a                  b                   c                 d                  e                  f
                                       Cash Compensation                                Security Grants
-----------------------------------------------------------------------------------------------------------------

                        Annual                             Consulting or         Number      Number of Securities
      Name           Retainer Fee        Meeting Fees       Other Fees          of Shares     Underlying Options

Barri M. Blauvelt         $0               $1,000(1)            $0                  0                  0

John W. Jackson           $0               $1,000(1)            $0                  0                  0

(1) Pursuant to a resolution of the Board of Directors of the company as of February 11, 1998, under the terms of which all non-affiliated directors will receive $1,000 as compensation for each meeting personally attended.

Employment Agreements and Termination of Employment Arrangements

         The Company entered into an employment contract with Atul M. Mehta, effective January 1, 1996. Pursuant to the employment agreement, as amended, Dr. Mehta is employed full time as President and CEO of the company. The agreement will remain in effect until December 31, 2000, and will then be renewed for an additional five years unless notice is given by either party, in which case it will be renewed for successive one year terms. Under the terms of the agreement, Dr. Mehta agrees to devote a sufficient amount of his business time to diligently perform his obligations. His base salary under the agreement is $165,000 in calendar year 1996, $180,000 in calendar year 1997, $200,000 in calendar year 1998, with a raise in 1999 and 2000 to be determined by the Board of Directors, but not to be less than 5% of the preceding year's salary. (In fiscal years 1998 and 1997, Dr. Mehta's salary was allocated 75% to research and development and 25% to general administrative.) Under the agreement, Dr. Mehta is entitled to a bonus equal to five percent of the net profits of the company; to health insurance for him and his dependents; term life insurance in a minimum amount of $300,000 for the benefit of his spouse or estate; and any benefits provided to employees generally, including any incentive stock option plans. He also became entitled to receive options on January 1 of each year beginning with January 1, 1996 through January 1, 2001, to purchase 100,000 shares of Common Stock at $2.00 per share; upon completion of the Private Placement, these options immediately vested. The agreement provides that, in the event that Dr. Mehta loses his job as a result of a change of control in the Company, he will be entitled to the present value of all salary, bonuses and deferred compensation through the earlier of May 22, 2001 or three years following his termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the security ownership of certain beneficial owners(1) and management as of the date of this prospectus with respect to the beneficial ownership of the Companies Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) the officers and directors of the Company as a group.

        a                                b                                   c                          d
 Title of Class                Name and Address of                 Amount and Nature of         Percent of Class
                                 Beneficial Owner                  Beneficial Ownership

Voting Common              Atul M. Mehta, Director/Officer              2,332,814 (2)             29.6%
                           165 Ludlow Avenue
                           Northvale, NJ 07647

Voting Common              John de Neufville, Trustee                     925,000(3)              12.7%
                           Margaret deNeufville Revocable Trust
                           197 Meister Avenue
                           North Branch, NJ  08876

Voting Common              Bakul and Dilip Mehta                          630,000                 8.7%
                           P.O. Box 438
                           Muscat, Sultanate of Oman

Voting Common              Bridge Ventures, Inc.                         535,918 (4)              7.2%
                           575 Lexington Avenue, Ste. 410
                           New York, NY 10022

Voting Common              Vijay Patel                                    441,036(5)              6.0%
                           19139 Pebble Court
                           Woodbridge, CA 95258

Voting Common              Barri M. Blauvelt, Director                    300,000(6)              4.1%
                           175 Cherry Lane
                           Amherst, MA  01022

Voting Common              John W. Jackson, Director                      125,000(7)              1.7%
                           32 Gregory Lane
                           Warren, NJ  07059

Voting Common              Mark Gittelman, Treasurer                       10,000(8)           under 1%
                           300 Colfax Avenue
                           Clifton, NJ 07013

Voting Common              Michael Freedman                                 5,000 (9)          under 1%
                           381 Park Avenue S, 16th Floor
                           New York, NY 10016


Voting Common              Officers and Directors as a Group            2,782,814(10)            34.4%

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days of January 28, 1998. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

 (2) Includes (i) 6,300 shares held by Dr. Mehta C/F Amar Mehta; (ii) 6,300 shares held by Dr. Mehta C/F Anand Mehta; and (iii) options to purchase 745,214 shares of Common Stock.

(3) Represents (i) 900,000 shares of Common Stock held by the Margaret de Neufville Revocable Trust, of which Mr. de Neufville is Trustee, and (ii) options held by Mr. de Neufville to purchase 25,000 shares of Common Stock

 (4) Includes (i) 20,823 shares owned by SMACs Holding Company, an Affiliate of Bridge Ventures, Inc., (ii) 55,000 shares owned by the Bridge Ventures, Inc. defined benefit plan and (iii) warrants to purchase 380,750 shares of Common Stock held by Bridge Ventures, Inc.

(5) Includes options to purchase 18,750 shares of Common Stock and warrants to purchase 117,286 shares of Common Stock.

(6) Includes (i) 10,000 shares of Common Stock held by G.C. and Barri Blauvelt C/F Heather Blauvelt; (ii) 10,000 shares held by G.C. and Barri Blauvelt C/F Meghaan Blauvelt; (iii) 10,000 shares held by G.C. and Barri Blauvelt C/F Chris Blauvelt; and (iv) options to purchase 125,000 shares of Common Stock.

(7)     Represents options to purchase 125,000 shares of Common Stock.

(8)     Represents options to purchase 10,000 shares of Common Stock.

(9)     Represents options to purchase 5,000 shares of Common Stock.

(10)     Includes options to purchase 1,010,214 shares of Common Stock.

         The Company is informed and believes that as of June 25, 1999, Cede & Co. held 1,045,516 shares of the Company and 31,500 of of the Company's warrants as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004, that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership thereof, and that such shares are held for the account of numerous other persons, no one of whom is believed to beneficially own five percent or more of the common stock of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Elite Laboratories, Inc. is a party to a three-year Consulting Agreement entered into with Bridge Ventures, Inc. ("Bridge") on August 1, 1997, under which Bridge provides the company with marketing and management consulting services. Under the terms of the Consulting Agreement, ELI pays Bridge the sum of $10,000 per month and reimburses Bridge for all out-of-pocket expenses incurred on behalf of Elite Labs. Bridge is an owner of at least five percent of the Elite Pharmaceuticals' Common Stock, as described in more detail in the section entitled Security Ownership of Certain Beneficial Owners and Management.

         Elite Pharmaceuticals, Inc. is a party to an agreement whereby fees are paid to a company wholly owned by Mark Gittelman, the Company's Treasurer, in consideration for services rendered by Mr. Gittelman in his capacity as Treasurer. For the years ended March 31, 1999 and 1998, the fees paid to that company were $50,414 and $18,338, respectively.

         Other than as described above, the Company is not (and has not been in the last two years) a party to any transaction in which any of the persons described in Reg. Sec. 228.404(a) has or had a direct or indirect material interest.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      See Index to Consolidated Financial Statements immediately following Exhibit Index.

(b)      Exhibits.  None.







                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ELITE PHARMACEUTICALS, INC.

                                                     By /s/ Atul M. Mehta
                                                     ---------------------------
                                                      Atul M. Mehta
                                                      President and
                                                      Chief Executive Officer



                                                     By /s/ Mark I. Gittelman
                                                     ---------------------------
                                                      Mark I. Gittelman
                                                      Chief Financial Officer



Date:  June 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                      Title                                Date
        ------------                                   ------                               -----


        /s/ Atul M. Mehta                              President, Chief                     June ___, 1999
        ----------------------------                   Executive Officer
        Atul M. Mehta                                  and Director


        /s/ Barri M. Blauvelt                          Director                             June ___, 1999
        ----------------------------
         Barri M. Blauvelt

The foregoing constitutes a majority of the directors.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998




                                                      CONTENTS





                                                                                                        PAGE


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                       F-3


CONSOLIDATED BALANCE SHEET (AS AT MARCH 31, 1999)                                                        F-4


CONSOLIDATED STATEMENTS OF OPERATIONS                                                                    F-5


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                                               F-6


CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                    F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                           F-8 - F-22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Elite Pharmaceuticals, Inc.
Northvale, New Jersey

We have audited the accompanying consolidated balance sheet of Elite Pharmaceuticals, Inc. and Subsidiary as of March 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of the Company referred to above present fairly, in all material respects, the financial position as of March 31, 1999 and the results of their operations and their cash flows for the periods presented in conformity with generally accepted accounting principles.





                          MILLER, ELLIN & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
May 24, 1999
June 14, 1999 as to Note 12



                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1999

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                        $  1,559,443
   Prepaid expenses and other current assets                                                              52,605
                                                                                                    ------------
              Total current assets                                                                     1,612,048

PROPERTY AND EQUIPMENT - net of accumulated
   depreciation and amortization                                                                       1,250,237

INTANGIBLE ASSETS - net of accumulated amortization                                                       17,759

OTHER ASSETS:
   Security deposits                                                                                     196,538
                                                                                                    $  3,076,582

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capitalized lease obligation                                                  $     47,021
   Accounts payable                                                                                      100,420
   Accrued expenses and other current liabilities                                                        100,043
                                                                                                    ------------
              Total current liabilities                                                                  247,484

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value:
     Authorized - 25,000,000 shares
     Issued and outstanding - 7,237,613 shares                                                            72,376
   Additional paid-in capital                                                                          6,815,362
   Accumulated deficit                                                                                (4,058,640)
                                                                                                    ------------
              Total stockholders' equity                                                               2,829,098
                                                                                                    $  3,076,582





The accompanying notes are an integral part of the consolidated financial statements



                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                             YEARS ENDED
                                                                                              MARCH 31,
                                                                                             -----------
                                                                                        1999            1998
-------------------------------------------------------------------------------------------------  -------------

REVENUES:
   Licensing fees                                                                   $     150,000   $    20,000
   Consulting and test fees                                                                   412        31,958
                                                                                    -------------   -----------
              Total revenues                                                              150,412        51,958
                                                                                    -------------   -----------

OPERATING EXPENSES:
   Research and development                                                             1,273,445       541,164
   General and administrative                                                             621,712       336,063
   Depreciation and amortization                                                           52,943        25,160
                                                                                    -------------   -----------
                                                                                        1,948,100       902,387

LOSS FROM OPERATIONS                                                                   (1,797,688)     (850,429)
                                                                                    -------------   -----------

OTHER INCOME (EXPENSE):
   Interest income                                                                        142,872        86,794
   Interest expense                                                                        (6,965)       (9,956)
                                                                                    -------------   -----------
                                                                                          135,907        76,838

LOSS BEFORE PROVISION FOR INCOME TAXES                                                 (1,661,781)     (773,591)

PROVISION FOR INCOME TAXES                                                                    100        15,000
                                                                                    -------------   -----------

NET LOSS                                                                            $  (1,661,881)  $  (788,591)
                                                                                    =============   ===========

BASIC LOSS PER COMMON SHARE                                                         $        (.23)  $
                                                                                    =============    ==========
(.13)

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                                            7,237,613     5,858,238
                                                                                    =============   ===========







 The accompanying notes are an integral part of the consolidated financial statements



                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                 ADDITIONAL                                  TOTAL
                                                        *COMMON STOCK              PAID-IN        ACCUMULATED          STOCKHOLDERS'
------------------------------------------------------------------------------------------------------------------------------------
                                                  SHARES           AMOUNT         CAPITAL           DEFICIT                  EQUITY
                                                  ------           ------         -------           -------                  -------
BALANCE AT MARCH 31, 1997                          4,767,613     $  47,676      $  1,632,972       $(1,608,168)
$  72,480

Sale of securities                                    20,000           200            27,800                -             28,000
Sale of warrants                                         -             -                 150                -               150
Sale of securities through
   private placement                               2,000,000        20,000         5,980,000                -              6,000,000
Offering costs in connection
   with sale of securities                               -             -            (767,939)               -              (767,939)
Offering costs in connection
   with registration of securities                       -             -             (32,078)               -               (32,078)
Common stock exchanged in connection
   with merger                                       450,000         4,500            (4,500)               -                    -
Net loss for the year ended
   March 31, 1998                                        -             -                  -             (788,591)          (788,591)
                                                ------------     ---------          ------------   --------------       ------------

BALANCE AT MARCH 31, 1998                          7,237,613        72,376          6,836,405         (2,396,759)          4,512,022

Offering costs in connection with
   sale of securities - prior year                       -             -              (18,000)              -               (18,000)
Offering costs in connection with
   registration of securities - prior year               -             -               (3,043)              -                (3,043)
Net loss for the year ended
   March 31, 1999                                        -             -                  -           (1,661,881)        (1,661,881)
                                                     ---------     ---------           ----------     -----------        -----------
BALANCE AT MARCH 31, 1999                            7,237,613     $  72,376           $  6,815,362   (4,058,640)       $  2,829,098
                                                     =========     =========           ============   ===========        ===========

* All references to shares and per share data have been restated for 1997 to reflect a two for one stock split on August 21, 1997 and a reverse stock split on March 30, 1998.


                                      The accompanying notes are an integral part of the consolidated financial statements



                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEARS ENDED
                                                                                              MARCH 31,
                                                                                             -----------
                                                                                        1999            1998
-------------------------------------------------------------------------------------------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $  (1,661,881)  $   (788,591)
   Adjustments to reconcile net loss to cash
     used in operating activities:
       Depreciation                                                                        51,536         23,883
       Amortization of intangibles                                                          1,407          1,277
       Deferred income taxes                                                                 -            14,800
       Changes in assets and liabilities:
         Consulting and test fees receivable                                               25,000        (12,792)
         Prepaid expenses and other current assets                                        (40,638)        (9,812)
         Other assets - security deposit                                                    9,000           -
         Accounts payable                                                                  86,750         10,957
         Accrued expenses and other current liabilities                                    73,219         21,079
                                                                                    -------------   ------------

NET CASH USED IN OPERATING ACTIVITIES                                                  (1,455,607)      (739,199)
                                                                                    -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for patent and trademark filings                                                 (950)        (2,100)
   Payment of building deposit and related acquisition costs                                 -          (123,057)
   Payment of deposit for manufacturing equipment                                        (196,538)          -
   Purchases of property and equipment                                                 (1,071,235)        (7,392)
                                                                                    -------------   ------------

NET CASH USED IN INVESTING ACTIVITIES                                                  (1,268,723)      (132,549)
                                                                                    -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable - related parties                                             -          (100,000)
   Principal payments on capital lease                                                    (42,331)          -
   Proceeds from issuance of common stock and warrants                                       -            28,150
   Proceeds from issuance of common stock and warrants
   in connection with private placement                                                      -         6,000,000
   Payments of offering costs in connection
   with private placement - prior year                                                  (18,000)      (767,939)
   Payments of offering costs in connection
   with registration filing - prior year                                                 (3,043)       (32,078)
                                                                                    -------------   ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       (63,374)     5,128,133
                                                                                    -------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (2,787,704)     4,256,385

CASH AND CASH EQUIVALENTS - beginning                                                   4,347,147         90,762
                                                                                    -------------   ------------

CASH AND CASH EQUIVALENTS - ending                                                  $   1,559,443   $  4,347,147
                                                                                    =============   ============

SCHEDULES OF NON-CASH ACTIVITIES:
   Utilization of building deposit and related acquisition
   costs towards purchase of building                                               $     123,057   $         -
   Purchase of property and equipment by capital leases                                      -            89,352

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                                           $       7,420   $     11,240
   Cash paid for income taxes                                                                 200            200

                The accompanying notes are an integral part of the consolidated financial statements
                                                               F-7

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------
     The  consolidated  financial  statements  include  the  accounts  of  Elite
     Pharmaceuticals, Inc. and its Subsidiary, ("Company"), which is wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Nature of Business
     ------------------
     Elite Pharmaceuticals, Inc. was incorporated on October 1, 1997 under the Laws of the State of Delaware, and its wholly-owned subsidiary Elite Laboratories, Inc. was incorporated on August 23, 1990 under the Laws of the State of Delaware, in order to engage in research and development activities for the purpose of obtaining Food and Drug Administration approval, and, thereafter, commercially exploiting generic and new controlled-release pharmaceutical products. The Company also engages in contract research and development on behalf of other pharmaceutical companies.

     Merger Activities
     -----------------
     In October 1997, concurrent with its private placement offering, Elite Pharmaceuticals, Inc. merged with Prologica International, Inc. ("Prologica") a Pennsylvania Corporation (see Note 7), a publicly traded inactive corporation, with Elite Pharmaceuticals, Inc. surviving the merger. In addition, in October 1997, Elite Laboratories, Inc. merged with a wholly-owned subsidiary of Prologica, with the Company's subsidiary surviving this merger. The former shareholders of the Company's subsidiary exchanged all of their shares of Class A voting common stock for shares of the Company's voting common stock in a tax free reorganization under Internal Revenue Code Section 368. The result of the merger activity qualifies as a reverse acquisition. In connection with the reverse acquisition, options exercisable for shares of Class A voting and Class B nonvoting common stock of the Company's subsidiary were exchanged for options exercisable for shares of the Company's voting common stock.

     Cash and Cash Equivalents
     -------------------------
     The Company considers highly liquid short-term investments purchased with initial maturities of three months or less to be cash equivalents.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Property and Equipment
     ----------------------
     Property and equipment are stated at cost. Depreciation is provided on the straight-line method based on the estimated useful lives of the respective assets which range from five to thirty-nine years. Major repairs or improvements are capitalized. Minor replacements and maintenance and repairs which do not improve or extend asset lives are expensed currently.

     Upon retirement or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recorded.

     Research and Development
     ------------------------
     Research and development expenditures are charged to expense as incurred.

     Patents and Trademarks
     ----------------------
     Costs   incurred  for  the   application  of  patents  and  trademarks  are
     capitalized and amortized on the straight-line method, based on an estimated useful life of fifteen years, upon approval of the patent and trademarks. These costs are charged to expense if the patent or trademark is unsuccessful.

     Concentration of Credit Risk
     ----------------------------
     The Company derives substantially all of its revenues from contracts with other pharmaceutical companies, subject to licensing and research and development agreements.

     The Company maintains cash balances in its bank which, at times, may exceed the limits of the Federal Deposit Insurance Corp.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes
     ------------
     The Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.

     Loss Per Common Share
     ---------------------
     The Company adopted SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. The statement also requires restatement of all prior period earnings per share data presented.

     Basic loss per common share is based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding has been adjusted to reflect the recapitalization in connection with the private placement as if it had occurred as of the beginning of the period for which loss per share is presented as well as the effect of stock splits and reverse stock splits issued during the periods. Common stock equivalents have not been included as their effect would be antidilutive.

     Revenue Recognition
     -------------------
     Revenues are earned primarily by licensing certain pharmaceutical products developed by the Company as well as performing research and development services under fixed price contracts. Such revenues are recorded as certain projected goals are attained, as defined in the individual contracts.

     Recently Issued Pronouncements
     ------------------------------
     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Recently Issued Pronouncements (Continued)
     ------------------------------
     SFAS No. 132 "Employers Disclosures about Pensions and Other Post Retirement Benefits," revises disclosures about pensions and other post retirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

     SFAS No. 130, "Reporting Comprehensive Income," requires an entity to report comprehensive income and its components in a full set of financial statements and is effective for fiscal years beginning after December 15, 1997. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The adoption of SFAS No. 130 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

     American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), identifies the characteristics of internal use software and provides guidance on new cost recognition principles. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

     American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities," establishes specific criteria for the recognition and measurement of environmental remediation liabilities. The adoption of the statement in 1998 did not have a significant effect on the Company's consolidated financial position, results of operations or cash flows.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     Year 2000 Computer Systems Compliance
     -------------------------------------
     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs, as well as outside vendor's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that,with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 Issue may have a material impact on the operations of the Company.

     Stock-Based Compensation
     ------------------------
     Under various qualified and non-qualified plans, the Company may grant stock options to officers, selected employees, as well as members of the board of directors and advisory board members. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standrds No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company is recognizing compensation cost pursuant to the provisions of APB No. 25. Had compensation cost for the Company=s stock option plans been determined based on the fair value at the grant date for awards in 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the proforma amount. No proforma calculation was prepared as the impact of SFAS No. 123 would have no effect on the per share calculation.


     Fair Value of Financial Instruments
     -----------------------------------
     The carrying amounts of cash, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short term maturity of these items.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998



NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 1999, consists of the following:

                  Laboratory and manufacturing equipment                             $    232,708
                  Furniture and fixtures                                                   58,325
                  Land, building and improvements                                       1,109,199
                  Equipment under capital lease                                           168,179
                                                                                     ------------
                                                                                        1,568,411
                  Less: Accumulated depreciation and amortization                         318,174
                                                                                     $  1,250,237
                                                                                     ============
     Depreciation  and amortization  expense amounted to $51,536 and $23,883 for the years ended March 31,  1999 and 1998, respectively.


NOTE 3 - INTANGIBLE ASSETS

     Intangible assets at March 31, 1999, consists of the following:

                  Patents                                                               $  13,384
                  Trademarks                                                                8,120
                                                                                        ---------
                                                                                           21,504
                  Less: Accumulated amortization                                            3,745
                                                                                        $  17,759
                                                                                         ========
     Amortization  amounted  to $1,407 and $1,277 for the years  ended March 31,
1999 and 1998, respectively.

NOTE 4 - PURCHASE OF BUILDING

     On May 28, 1998, the Company purchased a 15,000 square foot building to house its new office, laboratory and manufacturing facility in Northvale, New Jersey. The purchase price was $1,050,000 plus certain closing and related acquisition costs in the amount of $22,123.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998



NOTE 5 - OBLIGATIONS UNDER CAPITAL LEASE

     In March 1998, the Company acquired laboratory equipment under a capital lease that expires on March 18, 2000. Lease obligations are due in monthly installments of $4,146 including interest at approximately 10.5%. This lease is collateralized by laboratory equipment with a net carrying value of $67,100 at March 31, 1999.

     Minimum future lease payments under this capitalized lease at March 31, 1999 is as follows:

              Year Ending March 31,
              ---------------------
                         2000                                                           $  49,750
              Less: Interest                                                               (2,729)
                                                                                        ---------
              Present value of net minimum lease payments                               $  47,021
                                                                                        =========

     The Company  incurred  interest  expense of $7,420 for the year ended March
31, 1999.


NOTE 6 - INCOME TAXES

     The components of provision for income taxes by taxing  jurisdiction are as follows:
                                                                          1999            1998
                                                                         -------         -------
              Federal:
                 Current                                                  $ -          $    -
                 Deferred                                                   -             11,200
                                                                          ------       ---------
                                                                            -             11,200
--------------------------------------------------------------------------------       ---------
              State:
                 Current                                                     100             200
                 Deferred                                                   -              3,600
                                                                          ------       ---------
                                                                             100           3,800
--------------------------------------------------------------------------------       ---------

                                                                          $  100       $  15,000

                                                                          ======        =========

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998


NOTE 6 - INCOME TAXES (CONTINUED)

     The major components of deferred tax assets at March 31, 1999 are as follows:

              Net operating loss carryforwards                      $  1,476,000
              Valuation allowance                                    (1,476,000)
                                                                    ------------
                                                                    $       -
                                                                    ============
     At March 31, 1999, a 100% valuation allowance is provided as it is uncertain if the deferred tax assets will be utilized.

     At March 31, 1999, for income tax purposes, the Company has unused net operating loss carryforwards of approximately $4,036,000 expiring in 2007 through 2014.


NOTE 7 - STOCKHOLDERS' EQUITY

     Issuance of Common Stock
     ------------------------
     For the years ended March 31, 1998 and 1997,  before its private  placement offering, the Company issued 102,000 shares of its common stock for a total of $142,800. The shares were sold on various dates as follows:
                                 Date Issued            Shares Issued          Amount

                             March 20, 1997                 82,000          $  114,800
                             May 20, 1997                   20,000              28,000
                                                          --------          ----------
                                                           102,000          $  142,800
======================================================================================

     During October 1997, in connection with the aforementioned Prologica merger, 450,000 shares of the Company's common stock were issued to the former shareholders of Prologica.

     Private Placement Offering
     --------------------------
     In a private placement concluding on November 30, 1997, the Company raised $6,000,000 consisting of 100 units, each unit consisting of 40,000 shares of common stock of the Company and 20,000 warrants, each warrant entitling the holder to purchase one share of common stock at an exercise price of $3.00 per share during the five year period commencing with the date of closing of the private placement memorandum (November 30, 1997). The price per unit was $60,000. This resulted in the issuance of 2,000,000 shares of common stock and 1,000,000 warrants to purchase common stock, at an exercise price of $6.00 per share, after giving effect to the one for two reverse split on March 30, 1998.

     The Company received net proceeds of $5,232,061 from the private placement after underwriting costs, legal fees and sales commissions.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998



NOTE 7 - STOCKHOLDERS= EQUITY (CONTINUED)

     Placement Agent Agreement
     -------------------------
     On August 8, 1997, in connection with its private placement offering, the Company entered into a placement agent agreement with its underwriter. Terms of this one year agreement include the following:

     a.  Placement  fees equal to ten percent  (10%) of the gross  proceeds.
     b.  Consulting fees in the amount of $3,000 per month.
     c. The issuance of ten placement agent warrants, each made up of 20,000 shares of common stock and 10,000 warrants to purchase common stock, at an exercise price of $6.00 per share, for a price of $72,000 per unit. Such warrants are exercisable for a period of five years from the date of issuance.

     For the years ended March 31, 1999 and 1998, placement agent fees in the amount of $18,000 and $618,000, respectively, have been charged to additional paid-in capital.

     Warrants
     --------
     The Company authorized the issuance of common stock purchase warrants, with terms of five to six years, to various corporations and individuals, in connection with the sale of securities, loan agreements and consulting agreements. Exercise prices range from $4.00 to $6.00 per warrant. The warrants expire at various times from August 1, 2002 to October 1, 2003.

     A summary of warrant activity for the periods indicated were as follows:

                                                            1999              1998
---------------------------------------------------------------------    -------------

                  Beginning balance                       1,867,286           122,286
                  Warrants issued                            50,000         1,745,000
                  Warrants exercised or expired                -                 -
                                                        -----------       -----------
                  Ending balance                          1,917,286         1,867,286
                                                        ===========       ===========

     There were no warrants exercised as of March 31, 1999.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998



NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

     Stock Split and Reverse Split

     On August 21, 1997, Elite Laboratories, Inc. authorized a two for one stock split, increasing its authorized common stock to 20,000,000 shares, and increasing the number of outstanding shares of common stock from 4,787,613 to 9,575,226 shares.

     On March 30, 1998, Elite Pharmaceuticals, Inc. authorized a one for two reverse stock split, decreasing its authorized common stock to 10,000,000 shares, and decreasing the number of outstanding shares of common stock from 14,475,226 to 7,237,613 shares.

     Change in Authorized Common Shares

     In May 1998, the Company increased the authorized common shares, par value $.01, to 25,000,000.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     Lease
     -----
     The Company leased its laboratory and office space in Maywood, New Jersey under an operating lease, which expired on October 30, 1998, at $5,300 per month. The lease provided for the landlord to pay all utility costs and for increases in rent based on cost of living formulas.

     Rent expense amounted to $37,198 and $63,240, for the years ended March 31, 1999 and 1998, respectively.

     Employment Agreement
     --------------------
     On February 11, 1998, the Company amended an employment agreement with its President/CEO, originally entered into on May 23, 1991, and extended on December 28, 1995. The amended agreement runs for a term of five years through December 31, 2000. Minimum annual salary as of March 31, 1999 is as follows:

                  Year Ending March 31,
                  ---------------------
                        2000                                 $222,750
                        2001 (through December 31)            173,250
                                                            ---------
                                                             $396,000
                                                            =========

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998




NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Employment Agreements (Continued)
     ---------------------
     On December 31, 2000, this agreement will be automatically renewed for an additional five years, unless written notice is given by December 31, 1999. Annual compensation under the renewed agreement shall be equal to no less than one hundred and five percent (105%) of the previous year's base salary.

     Among other certain standard employee benefits, the agreement also provides for the following:

     a. Incentive commissions equal to five percent (5%) of net profit, as defined, for each fiscal year. b. Options to purchase 520,214 shares of common stock at a price of $2.00 per share. The options were initially to vest at the rate of $100,000 per year each year from 1996 through 2001; however, upon completion of the private placement undertaken by the Company in 1997, they became 100% vested. Such options are exercisable from the date that they are granted through either one year after termination of employment or ten years from the date of grant.
     c. Incentive stock options to purchase 125,000 shares of common stock, at a price of $7.00 per share. d. Certain additional compensation on termination as a result of a change in control of the Company through the earlier of May 22, 2001 or three years following termination.

     Compensation expense under this agreement amounted to $193,333 and $205,000 for the years ended March 31, 1999 and 1998, respectively.

     Technology Agreements
     ---------------------
     On November 26, 1996, the Company entered into a formulation development agreement with a multinational pharmaceutical company, which was subsequently amended on May 23, 1997. The terms of the agreement provide for the right to acquire the license of the developed product for sale, manufacture and distribution worldwide, subject to licensing fees, royalties, and development funds as defined, and annual royalty payments of net sales, as defined, subject to minimum annual payments based on certain economic conditions.

     This agreement was subsequently terminated on February 5, 1999, whereas the Company has retained all rights to the "Intellectual Property," as defined in the agreement, including the rights to use, develop, and market such property.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998




NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Consulting Agreements
     ---------------------
     On  August  1,  1997,  the  Company   entered  into  two  agreements   with
     corporations which provide various consulting services for a period of three years. Terms of the agreements included the following:

     a.  Combined monthly fees of $15,000.
     b. The issuance of 350,000 warrants to purchase common stock at an exercise price of $6.00 per share for a period of five (5) years (see
         Note 7).

     Consulting expenses under these agreements amounted to $180,000 and $120,000 for the years ended March 31, 1999 and 1998, respectively.

     On August 1, 1998, the Company entered into a consulting agreement with a company for the purpose of providing management, marketing and financial consulting services for an unspecified term. Terms of the agreement provide for a nonrefundable monthly fee of $2,000. This compensation will be applied against amounts due pursuant to a business referral agreement entered into on April 8, 1997.

     Terms of the business referral agreement provide for payments by the Company based upon a formula, as defined, for an unspecified term.

     Consulting expense under this agreement amounted to $16,000 for the year ended March 31, 1999.

     On October 1, 1998, the Company entered into an investment banking consulting agreement with a corporation for a period of two years.

     Under the terms of the agreement, on October 1, 1998 the Company issued 50,000 warrants to purchase common stock. Another 50,000 warrants were issued in April 1999 and an additional 200,000 warrants may be issued by the Company under the remaining term of the agreement, which may be terminated by the Company at any time upon thirty (30) days written notice. All warrants issued under the agreement will be at an exercise price of $6.00 per share for a period of five (5) years.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998



NOTE 9 - STOCK OPTION PLANS

     Under various qualified and nonqualified plans, the Company may grant stock options to officers, selected employees, as well as members of the board of directors and advisory board members. The options must be granted at exercise prices of not less than fair market value and expire within ten years from the date of grant. All of these options are considered to be fully vested. Transactions under the various stock option and incentive plans for the periods indicated were as follows:

         Years Ended March 31,                                1999            1998
         ---------------------                            -------------  -------------

           Outstanding at beginning of year                  1,007,714        750,000
           Granted                                             465,000        257,714
           Exercised                                              -              -
                                                           -----------    -----------
           Outstanding at end of year                        1,472,714      1,007,714
                                                           ===========    ===========

     Options outstanding at March 31, 1999 and 1998 ranged in price from $2.00 to $7.00. There were no options exercised as of March 31, 1999.


NOTE 10 - PUBLIC OFFERING

     In July 1998 the Company successfully filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, for the purpose of registering securities previously sold to and held by various corporations and individuals. Accordingly, the Company did not receive any proceeds upon filing of Form SB-2.

     The securities registered consisted of 3,725,000 shares of the Company's $.01 par value common stock, including 1,525,000 redeemable common stock purchase warrants.

     For the years ended March 31, 1999 and 1998, the Company incurred legal fees and other costs amounting to $3,043 and $32,078, respectively, in connection with its public filing, which has been charged to additional paid-in capital.


NOTE 11 - MAJOR CUSTOMERS

     For the years ended March 31, revenues from major customers are as follows:

                                                            1999              1998
                                                           --------         -------

         Customer A                                         99.73%            53.9%
         Customer B                                           -               38.5%


                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998






NOTE 12 - SUBSEQUENT EVENTS

     Private Placement Offering
     --------------------------
     In a private placement offering dated May 17, 1999, the Company raised $4,462,500, subject to acceptance, consisting of 12.75 units; each unit consisting of 100,000 shares of common stock of the Company and 50,000 warrants, each warrant entitling the holder to purchase one share of common stock at an exercise price of $5.00 per share during the five year period commencing with the date of closing of the private placement memorandum (June 16, 1999). The price per unit was $350,000. This resulted in the issuance of 1,275,000 shares of common stock and 637,500 warrants to purchase common stock, at an exercise price of $5.00 per share.

     The Company received net proceeds of $4,452,500 from the private placement after legal fees of $10,000.

     Proposed Bond Financing Offering
     --------------------------------
     On May 14, 1999, the Company entered into an underwriter/private placement agreement with an investment banking firm for the issuance of tax exempt bonds by the New Jersey Economic Development Authority. The aggregate principal proceeds of the fifteen year term bonds are expected to be a minimum of $2,000,000 and up to a maximum of $3,000,000. The proceeds, net of offering costs expected to be a minimum of $270,000 and up to a maximum of $300,000, are to be used by the Company to refinance the land and building it currently owns, and for the purchase of certain manufacturing equipment and related building improvements. The expected closing date of the offering is July 28, 1999.

     The Company will be subject to underwriting fees equal to three percent (3%) of the par amount of the bonds.

     The bonds will be collateralized by a first mortgage lien on the building which includes property and equipment.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998


NOTE 13 - UNAUDITED PRO FORMA CONDENSED BALANCE SHEET

     The following unaudited pro forma, condensed balance sheet assumes the consummation of the following transactions as of March 31, 1999.

     a. A private placement offering dated May 17, 1999 of the Company's tender offer of 12.75 units consisting of common stock and warrants.

     b. A private placement offering expected to be completed on July 28, 1999 for the issuance of tax exempt bonds by the New Jersey Economic Development Authority.

     The  financial   information  presented  herein  does  not  purport  to  be indicative of what would have occurred had the transactions actually been made as of such date or of results which may occur in the future.

                                                          Company
                                                            As                Pro Forma
                                                         Reported            Adjustments           Pro Forma
                                                      -------------        ----------------      ------------
                                                                           $  4,452,500  (1)
         Current assets                                $  1,612,048           1,730,000  (2)     $  7,794,548

         Property and equipment                           1,250,237                -                1,250,237

         Intangible assets                                   17,759                -                   17,759

         Other assets                                       196,538             270,000  (2)          466,538
                                                       ------------        ------------          ------------
                                                       $  3,076,582        $  6,452,500          $  9,529,082
                                                       ============        ============          ============

         Current liabilities                           $    247,484        $       -             $    247,484

         Long-term debt                                        -              2,000,000  (2)        2,000,000

         Common stock                                        72,376              12,750  (1)           85,126

                                                                               ( 10,000) (1)
         Additional paid-in capital                       6,815,362           4,449,750  (1)       11,255,112

         Accumulated deficit                             (4,058,640)               -               (4,058,640)
                                                       ------------        ------------          ------------
                                                       $  3,076,582        $  6,452,500          $9,529,082
                                                       ============        ============          ==========



         (1) To record the consummation of the private placement offering of 12.75 units consisting of common stock and warrants.
         (2) To record the consummation of the private placement offering for the issuance of tax exempt bonds, assuming the minimum of $2,000,000 of gross proceeds and the minimum offering costs of $270,000. Information with respect to use of proceeds is not available.

                                    F-22