Form 10QSB
period 1999-06-30
ELITE PHARMACEUTICALS INC /DE/
filed 1999-08-16
CIK 1053369



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1999
                                 -----------------------------------------------

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



(Former name,former address and former fiscal year,if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the  Exchange Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2)
has been subject to such filing requirements for the past 90 days.
                                                                                                       Yes [x] No []

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                                                                    Yes [  ] No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of June 30, 1998 is 8,512,615


                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY






                                      INDEX

                                                                                                 Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of June 30, 1999 and
            June 30, 1998 (unaudited)                                                                 3

           Consolidated Statements of Operations for the three months
           ended June 30, 1999 and June 30, 1998 (unaudited)                                          4

           Consolidated Statements of Cash Flows for the three months
           ended June 30, 1999 and June 30, 1998 (unaudited)                                          5

           Notes to Form 10-QSB                                                                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              8

PART II  OTHER INFORMATION                                                                           10

           Item 1   Legal Proceedings
           Item 2   Changes in Securities
           Item 3   Defaults Upon Senior Securities
           Item 4   Submission of  Matters to a Vote of Security-Holders
           Item 5   Other Information
           Item 6   Exhibits and Reports on Form 8-K

SIGNATURES                                                                                           11


                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                                                 CONSOLIDATED BALANCE SHEETS
                                                         (UNAUDITED)


                                                                                      June 30,
                                                                              1999              1998
                                     ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                       $4,681,864            $3,116,877
        Stock subscription receivable                                      43,750                     --
        Prepaid expenses and other current assets                           33,003                39,048
                                                                            ------                ------
        Total current assets                                             4,758,617             3,155,925

PROPERTY AND EQUIPMENT, net of accumulated
        depreciation and amortization                                    1,643,452             1,173,554

INTANGIBLE ASSETS - net of accumulated amortization                         17,408                17,892

OTHER ASSETS:
Deposits                                                                   196,538                 9,000
                                                                           -------                 -----
                                                                        $6,616,015            $4,356,371
                                                                        ==========            ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Current portion of capitalized lease obligation                    $35,725               $42,331
        Accounts payable and accrued expenses                               57,641                45,734
                                                                            ------                ------
                Total current liabilities                                   93,366                88,065
                                                                            ------                ------

CAPITALIZED LEASE OBLIGATION - net of current portion                          ---                47,021
        Total liabilities                                                   93,366               135,086

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Common stock - $.01 par value;
                Authorized - 25,000,000 shares
                Issued and outstanding - 8,512,615 and
                7,237,613 shares, respectively                              85,126                72,376
        Additional paid-in capital                                      11,265,113             6,833,405
        Accumulated deficit                                            (4,827,590)           (2,684,496)
                                                                       -----------           -----------
                Total stockholders' equity                               6,522,649             4,221,285
                                                                         ---------             ---------
                                                                        $6,616,015            $4,356,371
                                                                        ==========            ==========






               The accompanying notes are an integral part of the consolidated financial statements.


                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                              1999                 1998

REVENUES:
        Consulting and test fees                                      $        693          $      4,222
                                                                      ------------           ----------------
                Total revenues                                                 693                 4,222
                                                                       -----------           ----------------

OPERATING EXPENSES:
        Research and development                                           394,476               208,238
        General and administrative                                         376,237               129,316
        Depreciation and amortization                                       17,449                 6,324
                                                                            ------                 -----
                                                                           788,162               343,878
                                                                           =======               =======

LOSS FROM OPERATIONS                                                      (787,469)             (339,656)
                                                                          ---------             ---------

OTHER INCOME (EXPENSES):
        Interest income                                                     19,519                52,040
        Interest expense                                                      (999)                 (121)
                                                                             -----                 -----
                                                                            18,520                51,919
                                                                            ------                ------

LOSS BEFORE PROVISION FOR INCOME TAXES                                   ( 768,949)             (287,737)

PROVISION FOR INCOME TAXES                                                     ---                   ---
                                                                               ---                   ---

NET LOSS                                                              $   (768,949)         $   (287,737)
                                                                      =============         =============

NET LOSS PER COMMON SHARE                                           $        (0.10)         $      (0.04)
                                                                    ===============       ===============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                                7,447,778             7,237,613
                                                                         =========            ==========

               The accompanying notes are an integral part of the consolidated financial statements.



                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                    1999                       1998


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $   (768,949)           $ (287,737)
     Adjustments to reconcile net loss to cash used in operating activities:
          Depreciation                                                                    17,098                6,000
          Amortization of intangibles                                                        351                  324
          Changes in assets and liabilities:
              Consulting and test fees receivable                                            ---               25,000
              Prepaid expenses and other current assets                                   19,602              (27,081)
              Accounts payable                                                          (42,779)                5,240
              Accrued expenses and other current liabilities                           (111,339)                   --
                                                                                       ---------          -----------

NET CASH USED IN OPERATING ACTIVITIES                                                  (886,016)             (278,254)
                                                                                       ---------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                (410,313)             (949,016)
                                                                                       ---------             ---------

NET CASH USED IN INVESTING ACTIVITIES                                                  (410,313)             (949,016)
                                                                                       ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from of notes payable - related parties                                        ---                  ---
     Proceeds from issuance of common stock and warrants                               4,418,750                  ---
     Payments of offering costs in connection with private placement                         ---
                                                                                      -----------              ------
 (3,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               4,418,75               (3,000)
                                                                                    ------------          ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                3,122,421           (1,230,270)

CASH AND CASH EQUIVALENTS - beginning                                                 1,559,443             4,347,147
                                                                                      ----------            ---------

CASH AND CASH EQUIVALENTS - ending                                                 $   4,681,864         $  3,116,877
                                                                                   =============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                                      $         1,142     $            120
     Cash paid for income taxes                                                              ---                  ---

NONCASH FINANCING ACTIVITIES
     Issuance of Stock Subscriptions                                             $        43,750                  ---


               The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 1   -        BASIS OF PRESENTATION

         The information in this Form 10-QSB includes the results of operations of Elite Pharmaceuticals, Inc. ("the Company") and its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite"), for the three months ended June 30, 1999 and 1998. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

         The accounting policies utilized in the preparation of this Form 10-QSB are the same as those set forth in the Company's Form 10K-SB at March 31, 1999 and should be read in conjunction with the disclosures presented therein.

         All information in this Form 10-QSB has been adjusted to reflect a one-for-two reverse stock split on March 30, 1998.

         The Company does not anticipate being profitable for fiscal year 2000, therefore a provision for income tax was not established for the three months ended June 30, 1999.

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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 5   -        STOCKHOLDER=S EQUITY

         Private Placement Offering

         In a private placement offering dated May 17, 1999, the Company raised $4,462,500 consisting of 12.75 units; each unit consisting of 100,000 shares of common stock of the Company and 50,000 warrants, each warrant entitling the holder to purchase one share of common stock at an exercise price of $5.00 per share during the five year period commencing with the date of closing of the private placement memorandum (June 16, 1999). The price per unit was $350,000. The Company issued 1,275,000 shares of common stock and 637,500 warrants to purchase common stock, at an exercise price of $5.00 per share.

         The Company raised net proceeds of $4,452,500 from the private placement after legal fees of $10,000.

NOTE 6   -        PROPOSED BOND FINANCING OFFERING

         On May 14, 1999, the Company entered into an underwriter/private placement agreement with an investment banking firm for the issuance of tax exempt bonds by the New Jersey Economic Development Authority. The aggregate principal proceeds of the fifteen year term bonds are expected to be a minimum of $2,000,000 and up to a maximum of $3,000,000. The proceeds, net of offering costs expected to be a minimum of $270,000 and up to a maximum of $300,000, are to be used by the Company to refinance the land and building it currently owns, and for the purchase of certain manufacturing equipment and related building improvements. The expected closing date of the offering is August 28, 1999.

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

                           ELITE PHARMACEUTICALS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 1998





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


Period Ended June 30, 1999 vs. Period Ended June 30, 1998

         EliteAEs revenues for the periods ended June 30, 1999 were $693, a decrease of $3,529 or approximately 84% over the comparable period of the prior year. Net revenues primarily consisted of consulting and test fees of $693 (compared with $4,222 for the comparable period of the prior year).

                           ELITE PHARMACEUTICALS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 1998

                                   (CONTINUED)



Period Ended June 30, 1999 vs. Period Ended June 30, 1998 (Continued)

         General and administrative expenses for the period ended June 30, 1999 were $376,237, an increase of $246,921, or approximately 191% from the comparable period of the prior year. The increase in general and administrative expenses was substantially due to legal fees, consulting fees and new hires. General and administrative expenses expressed as a percentage of revenues was approximately 54291% for the period ended June 30, 1999 as compared to 3063% for the comparable period of the prior year.

         Research and development costs for the period ended June 30, 1999, were $394,476, an increase of $186,238 or approximately 89% from the comparable period of the prior year. The increase in research and development costs can be attributed to increases in laboratory raw materials, supplies, payments to clinical organizations for conducting biostudies on drug products developed by the Company, and new hires. These increases have been made possible principally because of the Company raising equity in its recent private placement offering, and reflects increased efforts to develop drug release products and technology in accordance with management's plan of operations.

         Elite's net loss for period ended June 30, 1999 was $768,949 as compared to $287,737 for the comparable period of the prior year. The increase in the net loss was primarily due to increased internal research and development costs, and general and administrative expenses.


Liquidity and Capital Resources

         For the period ended June 30, 1999, net cash of $886,016 was used in operating activities due to the Company's net loss of $768,949. For the period ended June 30, 1998, net cash of $278,254 was used in operating activities as a result of the Company's net loss of $287,737.


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

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
                  None

ITEM 2.  CHANGES IN SECURITIES

         Subject to a confidential private offering memorandum dated May 17, 1999, the Company offered 13 units ("units") of its securities at $350,000 per unit. Each unit consists of 100,000 shares of common stock, $.01 par value and 50,000 Class A Redeemable Callable Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 during the five-year period commencing on the closing date of the offering. The offering was conducted without registration under SEC exemption afforded by Section 4(6) of the Securities Act and Rule 506 of regulations promulgated thereunder. At the close of the offering, the Company accepted subscriptions for 12.75 units, generating net proceeds of approximately $4,452,500, after legal and filing fees, of which $4,202,500 will be used to fund the working capital of the Company and the remaining $250,000 will fund fees to advisors and consultants of the Company. The Company offered the securities only to persons it believed after good faith investigation to be accredited investors.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  Other Information

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-I

                  (a)      Exhibits

                           27 -     Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           No  report  on Form 8-K has  been  filed  during  the
quarter ending June 30, 1999; however,
the Company has filed a Form 8-K in the period subsequent to the end of such quarter, and the same is attached hereto for informational purposes.















                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ELITE PHARMACEUTICALS, INC.

                             Date: August  10 1999          By: /s/Atul M. Mehta

                             ---------------------------------------------------
                                                                   Atul M. Mehta
                                             President & Chief Executive Officer
                                                   (Principal Executive Officer)


                             Date: August 10, 1999      By: /s/Mark I. Gittelman

                             ---------------------------------------------------
                                                               Mark I. Gittelman
                                       Treasurer
                   (Principal Financial & Accounting Officer)




REPORT ON FORM 8-K



                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                    Form 8-K


                             CURRENT REPORT PURSUANT
                          TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           ELITE PHARMACEUTICALS, INC.
 ....................................................................................................................
             (Exact name of registrant as specified in its charter)

                         333-45241                                             22-3542636
 ....................................................................................................................
                  (Commission File Number)                        (I.R.S. Employer Identification No.)

 ....................................................................................................................
     165 Ludlow Avenue, Northvale, New Jersey                                   07647
 ....................................................................................................................
           (Address of principal executive office)                             (Zip Code)

                                                   (201) 750-2646
 ....................................................................................................................
               Registrant's telephone number, including area code



 ....................................................................................................................
                           (Former Name or Former Address, if Changed Since Last Report)





 ................................................................................

Item 5.   Other Events

         The Company recently concluded a private placement of its securities resulting in the issuance of 1,275,002 shares of its common stock and 637,501 warrants. The private placement resulted in net proceeds to the Company of $4,452,500.

         The information set forth in the press release issued by Elite Pharmaceuticals, Inc. attached hereto as Exhibit 99.1, is incorporated herein by reference.


Item 7.   Financial Statements, Pro Forma Financial Statements and Exhibits

     (c)  Exhibits

          99.1 Press release of Elite Pharmaceuticals, Inc. dated July 8,  1999.




                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                     ELITE PHARMACEUTICALS, INC.



                                                    By:
                                                    Mark I. Gittelman, Treasurer



Date: August 4, 1999











EXHIBIT INDEX


Item No.

99.1 Press release of Elite Pharmaceuticals, Inc. dated July 8, 1999.


































                                       3



FOR IMMEDIATE RELEASE

ELITE CONCLUDES PRIVATE PLACEMENT OF ITS SECURITIES

July 8, 1999. Northvale, NJ Elite Pharmaceuticals, Inc. (OTC:BB ELIP) recently raised $4,452,500 in a private placement of its securities. It intends to use the bulk of the proceeds to fund working capital requirements, including conducting clinical studies and product development with the object of obtaining FDA approval. Elite also anticipates completing the issuance of tax-exempt bonds by the New Jersey Economic Development Authority in the aggregate principal amount of up to $3,000,000. Elite intends to apply the proceeds of the bond financing to its new expanded facility in Northvale, New Jersey, to purchase manufacturing equipment and qualify it to be a GMP facility by the FDA. This is in keeping with Elite's goal of manufacturing pharmaceutical products in sufficient quantities to seek FDA approval of drug products.

Elite Pharmaceuticals, Inc. through its wholly owned subsidiary is engaged in the development of oral controlled release products such as delayed, sustained or targeted release tablets and capsules. It has developed several products in cardiovascular, anti-inflammatory and anti-diabetic therapeutic categories and has undertaken contract development for some major pharmaceutical companies.

All statements other than statements of historical fact contained in this Press Release are forward looking statements. Forward looking statements in this Press Release generally are accompanied by words such as "intend," "anticipate," "believe," "estimate," "project," or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward looking statements include the risks described in the prospectus of ELIP. All forward looking statements in this Press Release are expressly qualified in their entirety by the cautionary statements in this paragraph.

Contact:  Sharon Will, Investor Relations at 212-572-0791 or Fax 212-572-0764.