Form 10QSB
period 1999-09-30
ELITE PHARMACEUTICALS INC /DE/
filed 1999-11-15
CIK 1053369

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

For the quarterly period ended                    September 30, 1999
                                 ------------------------------------------------------------------

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

                                                                                                    Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of September 30, 1999 is 8,555,615

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY






                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets                                        3

           Consolidated Statements of Operations                              4

           Consolidated Statements of Cash Flows                              5

           Notes to Form 10-QSB                                               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      8

PART II  OTHER INFORMATION                                                   10

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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                                      September 30,
                                                                                               1999               1998

                                                       ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                            $4,667,472          $2,594,338
      Consulting and test fees receivable                                                         ---                 ---
      Prepaid expenses and other current assets                                                36,961              42,891
                                                                                               ------              ------
      Total current assets                                                                  4,704,422           2,637,229

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation and amortization                                                         1,864,035           1,211,093

OTHER ASSETS:
      Deposits and other assets                                                               340,538               9,000
      Restricted Cash                                                                       1,975,603                 ---
      EDA bond offering costs - net of accumulated amortization                               192,485                 ---
      Patents and Trademarks, net of accumulated amortization                                  17,057              18,518
                                                                                               ------              ------
                                                                                           $9,094,151          $3,875,840
                                                                                           ==========          ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of capitalized lease obligation                                         $20,194             $42,331
      Accounts payable and accrued expenses                                                   163,893              15,104
      Current portion of EDA Bond                                                             115,000                 ---
                                                                                              -------          ----------
           Total current liabilities                                                          299,087              57,435

ERA BOND, net of current portion                                                            2,885,000                 ---

CAPITALIZED LEASE OBLIGATION, net of current portin                                               ---              26,411
                                                                                          -----------              ------
      Total liabilities                                                                     3,184,087              83,846
                                                                                            ---------              ------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock - $.01 par value; Authorized - 25,000,000 shares
      Issued and outstanding - 8,555,516 and 7,237,613 shares, respectively                    85,556              72,376
      Additional paid-in capital                                                           11,369,484           6,821,405
      Accumulated deficit                                                                 (5,544,976)         (3,101,787)
                                                                                          -----------         -----------
           Total stockholders' equity                                                       5,910,064           3,791,994
                                                                                            ---------           ---------
                                                                                           $9,094,151          $3,875,840
                                                                                           ==========          ==========

               The accompanying notes are an integral part of the consolidated financial statements.


                                       -3-



                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDEDSIX MONTHS ENDED
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                                  ------------------                     -------------
                                                                  1999              1998            1999             1998
                                                                  ----------------------            ---------------------

REVENUES:
        Consulting and test fees                                       215             ---             908          4,222
                                                               -----------      ----------             ---          -----
                Total revenues                                         215             ---             908          4,222
                                                               -----------      ----------             ---          -----

OPERATING EXPENSES:
        Research and development                                   542,479         273,436         936,955        481,684
        General and administrative                                 198,315         169,804         574,552        299,120
        Depreciation and amortization                               18,523           6,324          35,972         12,684
                                                                    ------           -----          ------         ------
                                                                   759,317         449,564       1,547,479        793,442
                                                                   -------         -------       ---------        -------

LOSS FROM OPERATIONS                                             (759,102)       (449,564)     (1,546,571)      (789,220)
                                                                 ---------       ---------      ----------      ---------

OTHER INCOME (EXPENSES):
        Interest income                                             42,912          36,745          62,431         88,785
        Interest expense                                           (1,196)         (4,472)         (2,195)        (4,593)
                                                                   -------         -------         -------        -------
                                                                    41,716          32,273          60,236         84,192
                                                                    ------          ------          ------         ------

LOSS BEFORE PROVISION FOR INCOME TAXES                           (717,386)       (417,291)     (1,486,335)      (705,028)
                                                                 --------        ---------     -----------      ---------

PROVISION FOR INCOME TAXES                                             ---             ---             ---            ---
                                                                       ---             ---             ---            ---

NET LOSS                                                       $ (717,386)     $ (417,291)    $(1,485,335)    $ (705,028)
                                                               ===========     ===========    ============    ===========

NET LOSS PER COMMON SHARE                                         $ (0.08)        $ (0.08)         $(0.19)       $ (0.10)
                                                                  ========        ========         =======       ========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                        8,520,037       7,237,613       7,986,838      7,237,613
                                                                 =========       =========       =========      =========










The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             SIX MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                               1999              1998


CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                          $ (1,486,335)         $ (705,028)
      Adjustments to reconcile net loss to cash used in operating activities:
           Depreciation                                                                        34,375              12,000
           Amortization of intangibles                                                          1,777                 648
           Changes in assets and liabilities:
               Consulting and test fees receivable                                                ---              25,000
               Prepaid expenses and other current assets                                       15,644            (30,924)
               Accounts payable                                                                19,940            (25,390)
               Accrued expenses and other current liabilities                                (56,510)                 ---
                                                                                             --------       -------------
NET CASH USED IN OPERATING ACTIVITIES                                                     (1,471,109)           (723,694)
                                                                                          -----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                 (648,172)              (992,555)
      Payment of deposit for property and equipment                                         (144,000)                 ---
      Payments for Patent Filings                                                                 ---               (950)
      Restricted Cash                                                                     (1,975,603)                 ---
                                                                                          -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                                                     (2,767,775)           (993,505)
                                                                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of NJ Economic Development
              Authority (EDA) Bonds                                                         3,000,000                 ---
      Payments of offering costs in connection with issuance of EDA Bonds                   (193,560)                 ---
      Proceeds from issuance of common stock and warrants
           in connection with private placement                                             4,462,500                 ---
      Payments of offering costs in connection with private placement                        (10,000)            (15,000)
      Proceeds from issuance of common stock and warrants                                     114,800                 ---
      Principal Payments on Capital Lease Obligation                                         (26,827)            (20,610)
                                                                                             --------           --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         7,346,913            (35,610)
                                                                                            ---------            --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     3,108,029          (1,752,809)

CASH AND CASH EQUIVALENTS - beginning                                                       1,559,443            4,347,147
                                                                                           ----------           ---------

CASH AND CASH EQUIVALENTS - ending                                                       $  4,667,472        $  2,594,338
                                                                                         ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                           $        1,196  $            4,593
      Cash paid for income taxes                                                                  200                 200

The accompanying notes are an integral part of the consolidated financial statements.
                                       -5-

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                  SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The information in this Form 10-QSB includes the results of operations of Elite Pharmaceuticals, Inc. ("the Company") and its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite"), for the six months ended September 30, 1999 and 1998. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

The accounting policies utilized in the preparation of this Form 10-QSB are the same as those set forth in the Company's Form 10K-SB at March 31, 1999 and should be read in conjunction with the disclosures presented therein.

All information in this Form 10-QSB has been adjusted to reflect a one-for-two reverse stock split on March 30, 1998.

The Company does not anticipate being profitable for fiscal year 2000, therefore a provision for income tax was not established for the six months ended September 30, 1999.

This quarterly report may contain forward-looking statements which involve certain risks and uncertainties. Important factors could arise which could cause the Company's operating results to differ materially from those contained in any forward looking statement.


NOTE 2 - EARNINGS PER SHARE

Earningsper  share  are  based  on  the  weighted   average   number  of  shares
        outstanding during each period presented. The Company has adopted FAS 128, "Earnings Per Share" and has restated prior periods to comply with the provisions of this pronouncement. Common stock equivalents have not been included as their effect would be antidilutive.

NOTE 3 - PURCHASE OF BUILDING

        In May 1998, the Company closed on a contract to purchase a 15,000 square foot building to house its new office, laboratory and manufacturing facility in Northvale, New Jersey. The purchase price was $1,050,000 plus closing costs of $22,123.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                  SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)




NOTE 4 - CHANGES IN AUTHORIZED COMMON SHARES

        In May 1998, the Company increased the authorized common shares, par value $ .01 to 25,000,000.

NOTE 5 - STOCKHOLDER'S EQUITY

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

NOTE 6 -BOND FINANCING OFFERING

     On September 2, 1999, the Company completed the issuance of tax exempt bonds by the New Jersey Economic Development Authority. The aggregate principal proceeds of the fifteen year term bonds were $3,000,000. The proceeds, net of offering costs of $60,000, are being used by the Company to refinance the land and building it currently owns, and for the purchase of certain manufacturing equipment and related building improvements.

        Offering costs in connection with the bond issuance totaled $193,560, including underwriter fees equal to $90,000 (three percent (3%) of the par amount of the bonds).

        The bonds are collateralized by a first mortgage lien on the building which includes property and equipment.

                           ELITE PHARMACEUTICALS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              SIX MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO
                  THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1998





Introduction

The Company has developed nine oral controlled release pharmaceutical products to varying states of the development process.

Elite Labs has also conducted several research and development projects on behalf of several large pharmaceuticals companies. These activities have generated only limited revenue for Elite Labs to date.

Results of Consolidated Operations

The Company plans to focus its efforts on the following areas:(i) to receive FDA approval for one or all nine of the oral controlled release pharmaceutical products already developed, either directly or through other companies; (ii) to commercially exploit these drugs either by licensure and the collection of royalties, or through the manufacturing of tablets and capsules using the formulations developed by the Company, and (iii) to continue the development of new products and the expansion of its licensing agreements with other large multinational pharmaceutical companies including contract research and development projects.

Period Ended September 30, 1999 vs. Period Ended September 30, 1998

         Elite's revenues for the periods ended September 30, 1999 were $908, a decrease of $3,314 or approximately 78% over the comparable period of the prior year. Net revenues primarily consisted of consulting and test fees of $908 (compared with $4,222 for the comparable period of the prior year).

         General and administrative expenses for the period ended September 30, 1999 were $574,552, an increase of $275,432, or approximately 92% from the comparable period of the prior year. The increase in general and administrative expenses was substantially due to legal fees and consulting fees. General and administrative expenses expressed as a percentage of revenues was approximately 63,277% for the period ended September 30, 1999 as compared to 7,085% for the comparable period of the prior year.

                           ELITE PHARMACEUTICALS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              SIX MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO
                 THE SIX  MONTH PERIOD ENDED SEPTEMBER 30, 1998

                                   (CONTINUED)



Period Ended September 30, 1999 vs. Period Ended September 30, 1998 (Continued)

         Research and development costs for the period ended September 30, 1999, were $936,955, an increase of $455,281 or approximately 95% from the comparable period of the prior year. The increase in research and development costs can be attributed to increases in laboratory raw materials, supplies, payments to clinical organizations for conducting biostudies on drug products developed by the Company, and new hires. These increases have been made possible principally because of the Company raising equity in its recent private placement offering and incurring debt in connection with the issuance of New Jersey Economic Development Authority (NJ EDA) Bonds, and reflects increased efforts to develop drug release products and technology in accordance with management's plan of operations.

         Elite's net loss for period ended September 30, 1999 was $1,486,335 as compared to $705,028 for the comparable period of the prior year. The increase in the net loss was primarily due to increased internal research and development costs, and general and administrative expenses.


Liquidity and Capital Resources

         For the period ended September 30, 1999, net cash of $1,471,109 was used in operating activities due to the Company's net loss of $1,485,335. For the period ended September 30, 1998, net cash of $723,694 was used in operating activities as a result of the Company's net loss of $705,028.


Forward Looking Statements

This report contains forward-looking statements that describe the Company's business prospects. These statements involve risks and uncertainties including, but not limited to, rapid technology changes, regulatory uncertainty, level of demand for the Company's products and services, product acceptance, industry wide competitive factors, and political, economic or other conditions. Furthermore, market trends are subject to changes which could adversely affect future results. Reference should be made to the Company's Prospectus for its initial public offering declared effective on August 14, 1998, and the supplements to the Prospectus dated August 19, 1998 and November 18, 1998, for additional discussion concerning such risk factors.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES

                  Subject to a confidential private offering memorandum dated May 7, 1999, the Company offered 13 units ("units") of its securities at $350,00 per unit. Each unit consists of 100,000 shares of common stock, $.01 par value and 50,000 Class A Redeemable Callable Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 during the five-year period commencing on the closing date of the offering. The offering was conducted without registration under SEC exemption afforded by Section 4(6) of the Securities Act and Rule 506 of regulations promulgated thereunder. At the close of the offering, the Company accepted subscriptions for 12.75 units, generating net proceeds of approximately $4,452,500 after legal and filing fees, of which $4,202,500 will be used to fund working capital of the Company and the remaining $250,000 will fund fees to advisors and consultants to the Company. The Company offered the securities only to person it believed after good faith investigation to be accredited investors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the annual meeting of the Company on September 3, 1999, the shareholders voted to elect Harmon Aronson, Ph.D., Donald Pearson and Atul M. Mehta as the directors of the Company.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27-Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           The  company  filed a Form 8-K on August 4, 1999, in
the form attached hereto.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ELITE PHARMACEUTICALS, INC.

                             Date: November 12 1999

                             By: /s/Atul M. Mehta

                             ---------------------------------------------------
                              Atul M. Mehta
                              President & Chief Executive Officer
                             (Principal Executive Officer)


                             Date: November 12, 1999

                             By: /s/Mark I. Gittelman

                             ---------------------------------------------------
                             Mark I. Gittelman
                             Treasurer
                            (Principal Financial & Accounting Officer)