Form 10QSB
period 1999-12-31
ELITE PHARMACEUTICALS INC /DE/
filed 2000-02-14
CIK 1053369


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                    DECEMBER 31, 1999
                                 ----------------------------------------------

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


Yes [ x] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.


Yes [  ] No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK
AS OF DECEMBER 31,1999 IS 8,560,355

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                 Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of December 31, 1999 and
           March 31, 1999 (unaudited)                                                                 3

           Consolidated Statements of Operations for the nine months
           ended December 31, 1999 and December 31, 1998 (unaudited)                                  4

           Consolidated Statements of Cash Flows for the nine months
           ended December 31, 1999 and December 31, 1998 (unaudited)                                  5

           Notes to Form 10-QSB                                                                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                9


PART II  OTHER INFORMATION                                                                           11

           Item 1   Legal Proceedings
           Item 2   Changes in Securities
           Item 3   Defaults Upon Senior Securities
           Item 4   Submission of  Matters to a Vote of Security-Holders
           Item 5   Other Information
           Item 6   Exhibits and Reports or Form 8-K

SIGNATURES                                                                                           12



                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                                    DECEMBER 31,         MARCH 31
                                                                                        1999               1999

                                                      ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                $      4,132,331     $    1,559,443
      Consulting and test fees receivable                                                  ---                ---
      Prepaid expenses and other current assets                                          18,912             52,605
                                                                                       ---------         ----------
                    Total current assets                                               4,151,243         1,612,048

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation and amortization                                                    2,385,843         1,250,237

INTANGIBLE ASSETS, net of accumulated
      amortization                                                                        16,706            17,759

OTHER ASSETS:
      Deposits and other assets                                                          340,538           196,538
      Restricted Cash                                                                  1,201,353              ---
      EDA bond offering costs, net of accumulated amortization                           189,259              ---
                                                                                         -------           -------
                                                                               $      8,284,942   $      3,076,582
                                                                               ================   ================

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of capitalized lease obligation                          $           8,184   $         47,021
      Accounts payable                                                                    34,396            100,420
      Accrued Expenses and other current liaiblites                                        4,076            100,043
      Current portion of EDA Bond                                                        115,000                ---
                                                                                         -------           --------
                    Total current liabilities                                            161,655            247,484

EDA Bond - net of current portion                                                      2,885,000                ---
                                                                                       ---------             ------
                    TOTAL LIABILITIES                                                  3,046,655            247,484
                                                                                       ---------             ------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

      Common stock - $.01 par value;
                    Authorized - 25,000,000 shares
                    Issued and outstanding - 8,560,355 and 7,237,613
                    shares, respectively                                                  85,603             72,376
      Additional paid-in capital                                                      11,378,622          6,815,362
      Accumulated Deficit                                                            (6,225,938)         (4,058,640)
                                                                                     -----------         -----------
                    TOTAL STOCKHOLDERS' EQUITY                                         5,238,287           2,829,098
                                                                                     -----------         -----------
                                                                               $      8,284,942     $     3,076,582
                                                                               ================     ===============


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                             DECEMBER 31,                       DECEMBER 31,

                                                                        1999              1998             1999             1998

REVENUES:
       Licensing fees                                                  $   ---       $    150,000        $    ---     $    150,000
       Contract research and development                                   ---              ---               615              ---
       Consulting and Test Fees                                          6,000              ---             6,293            4,222
                                                                         -----            -------           -----            -----
             TOTAL REVENUES                                              6,000            150,000           6,908          154,222
                                                                         -----            -------           -----          -------

OPERATING EXPENSES:

       Research and development                                        595,970            281,526       1,532,925          763,200
       General and administrative                                      146,505            174,987         721,057          474,107
       Depreciation and Amortization                                    20,674              6,324          56,646           18,972
                                                                        ------              -----          ------           ------
                                                                       763,149            462,837       2,310,628        1,256,279
                                                                       -------            -------       ---------        ---------

LOSS FROM OPERATIONS                                                  (757,149)          (312,837)     (2,303,720)      (1,102,057)
                                                                      ---------          ---------     -----------      -----------
OTHER INCOME (EXPENSES):
       Interest income                                                  76,615             30,742         139,046          119,527
       Interest Expense                                                   (428)            (1,720)         (2,623)          (6,313)
                                                                       --------          ---------        -------       ----------
                                                                        76,187             29,022         136,423          113,214
                                                                        -------          --------         -------       ----------

LOSS BEFORE PROVISION FOR INCOME TAXES                                (680,962)          (283,815)     (2,167,297)        (988,843)
                                                                       -------            -------      -----------        ---------

PROVISION FOR INCOME TAXES                                                 ---                ---             ---              ---
                                                                       --------           -------      ----------         ---------

NET LOSS                                                        $     (680,962)      $   (283,815)    $(2,167,297)     $  (988,843)
                                                                ===============       ===========     ============   ==============

BASIC LOSS PER COMMON SHARE                                            $  (.08)          $  (.04)         $  (.27)       $    (.14)
                                                                        =======          ========          =======        ========

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                                      8,556,800        7,237,613         8,177,515        7,237,613
                                                                      =========        =========         =========        =========












               The accompanying notes are an integral part of the
                       consolidated financial statements.



                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                            NINE MONTHS ENDED
                                                                                                                DECEMBER 31,
                                                                                                          1999              1998
                                                                                                          -----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                    $    (2,167,297)   $     (988,843)
      Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and Amortization                                                                     56,646            18,972
         Changes in assets and liabilities:
            Consulting and test fees receivable                                                               ---            25,000
            Prepaid expenses and other current assets                                                      33,693            (9,969)
            Accounts payable                                                                              (66,025)          (13,670)
            ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                                                (95,967)          (21,034)
                                                                                                         --------          --------
NET CASH USED IN OPERATING ACTIVITIES                                                                   (2,238,950)        (989,544)


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                                (1,186,898)      (1,219,495)
      Payment for deposit on property and equipment                                                       (144,000)             ---
      Payments for Patent Filings                                                                              ---           (8,286)
      Proceeds from Security Deposits                                                                          ---            9,000
      RESTRICTED CASH                                                                                   (1,201,353)
                                                                                                        ----------        ---------
NET CASH USED IN INVESTING ACTIVITIES                                                                   (2,532,251)      (1,218,781)
                                                                                                        ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of NJ Economic Development Authority (EDA Bonds)                            3,000,000              ---
      Payments of offering costs in connection with issuance of EDA Bonds                                 (193,560)             ---
      Proceeds from issuance of common stock and warrants in connection with private
           Placement                                                                                     4,462,500              ---
      Payments of offering costs in connection with private placement                                      (10,000)         (19,203)
      Payments of registration costs in connection with private placement                                   (7,878)             ---
      Proceeds from issuance of common stock and warrants                                                  131,864              ---
      Principal Payments on Capital Lease Obligation                                                       (38,837)         (31,328)
                                                                                                         ----------         -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                      7,344,089          (50,531)
                                                                                                         ---------         --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                  2,572,888       (2,258,856)

CASH AND CASH EQUIVALENTS - BEGINNING                                                                    1,559,443        4,347,147
                                                                                                         ---------        ---------
CASH AND CASH EQUIVALENTS - ENDING                                                                  $    4,132,331   $    2,088,291
                                                                                                    ==============   ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                                      $          2,623   $        6,313
      Cash paid for income taxes                                                                               200              200


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                   NINE MONTHS ENDED DECEMBER 31, 1999AND 1998

                                   (UNAUDITED)

NOTE 1       - BASIS OF PRESENTATION

               The information in this Form 10-QSB includes the results of operations of Elite Pharmaceuticals, Inc. ("the Company") and its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite"), for the nine months ended December 31, 1999 and 1998. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

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

               The Company does not anticipate being profitable for fiscal year 2000, therefore a provision for income tax was not established for the nine months ended December 31, 1999.

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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                  NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (UNAUDITED)

NOTE 5       - COMMITMENTS

               On October 1, 1998, the Company entered into a consulting agreement with an investment banking firm ("Consultant"). The terms of the agreement provide for the consultant to render various services to the Company relating to financial and investment activities for a term of twenty four months.

               As compensation for the consultant's services, the Company shall grant warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $6 per share. The warrants shall vest at the rate of 50,000 warrants every ninety days after the commencement of the agreement.

               The agreement may be terminated by the Company at any time after ninety days following the commencement date, upon thirty days written notice.

NOTE 6  -      STOCKHOLDER'S EQUITY

               PRIVATE PLACEMENT OFFERING

               In a private placement offering dated May 17, 1999, the Company raised $4,462,500 consisting of 12.75 units; each unit consisting of 100,000 shares of common stock of the Company and 50,000 warrants, each warrant entitling the holder to purchase one share of common stock at an exercise price of $5.00 per share during the five year period commencing with the date of closing of the private placement memorandum (June 16,1999). The price per unit was $350,000. The Company issued 1,275,000 shares of common stock and 637,500 warrants to purchase common stock, at an exercise price of $5.00 per share.

               The Company raised net proceeds of $4,452,500 from the private placement after legal fees of $10,000.

NOTE 7  -      BOND FINANCING OFFERING

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

               Offering costs in connection with the bond issuance totaled $193,560, including the $60,000 mentioned above which were paid from bond proceeds. Offering costs included underwriter fees equal to $90,000 (three percent (3%) of the par amount of the bonds).

               The bonds are collateralized by a first lien on the building which includes property and euipment.

               Several restricted cash accounts are maintained in connection with the issuance of these bonds. These include amounts restricted for payments of bond principal and interest, for the refinancing of the land and building the Company currently owns, for the purchase of certain manufacturing equipment and related building improvements as well as for the maintenance of a $300,000 Debt Service Reserve. All restricted amounts other than the $300,000 Debt Service Reserve are expected to be expended within twelve months and are therefore categorized as current assets.

                           ELITE PHARMACEUTICALS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

              NINE MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO

                  THE NINE MONTH PERIOD ENDED DECEMBER 31, 1998

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

PERIOD ENDED DECEMBER 31, 1999 VS. PERIOD ENDED DECEMBER 31, 1998

         Elite's revenues for the period ended December 31, 1999 were $6,908, a decrease of $147,314 or approximately 96% over the comparable period of the prior year. Net revenues primarily consisted of consulting and tests fees of $6,293 and contract research and development fees of $615 (compared with $150,000 of licensing fees and $4,222 of consulting and test fees for the comparable period of the prior year).

         General and administrative expenses for the period ended December 31, 1999 were $721,057, an increase of $246,950, or approximately 52% from the comparable period of the prior year. The increase in general and administrative expenses was substantially due to legal and consulting fees. General and administrative expenses expressed as a percentage of revenues was approximately 10,438% for the period ended December 31, 1999 as compared to 307% for the comparable period of the prior year.

         Research and development costs for the period ended December 31, 1999, were $1,532,925, an increase of $769,725 or approximately 101% from the comparable period of the prior year. The increase in research and development costs can be attributed to increases in laboratory raw materials, supplies, payments to clinical organizations for conducting biostudies on drug products developed by the Company, and new hires. These increases have been made possible principally because of the Company raising equity in its recent private placement offering and incurring debt in connection with the issuance of New Jersey Economic Development Authority (NJ EDA) Bonds, and reflects increased efforts to develop drug release products and technology in accordance with management's plan of operations.

                           ELITE PHARMACEUTICALS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

              NINE MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO

                  THE NINE MONTH PERIOD ENDED DECEMBER 31, 1998

                                   (CONTINUED)

PERIOD ENDED DECEMBER 31, 1999 VS. PERIOD ENDED DECEMBER 31, 1998 (Continued)

         Elite's net loss for period ended December 31, 1999 was $2,167,297 as compared to $988,843 for the comparable period of the prior year. The increase in the net loss was primarily due to increased internal research and development costs, and general and administrative expenses.

MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company's working capital (total curent assets less total current liabilities), which was $1,364,564 as of March 31, 1999, increased to $4,890,941 as of December 31, 1999. The increase in working capital was primarily due to the Company raising equity in its May 1999 private placement offering and incurring debt in connection with the issuance of NJ EDA Bonds.

     The Company experienced negative cash flow from operations of $2,238,950 for the period ended December 31, 1999 due to the Company's net loss of $2,167,297.


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

                         None

ITEM 5.           OTHER INFORMATION

                         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits:

                         10.7 - None

                         27 - Financial Data Schedule

                  (b) Reports on Form8-K No report on Form 8-K has been filed during quarter ending December 31,1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ELITE PHARMACEUTICALS, INC.

         Date: February 14, 2000      By: /s/Atul M. Mehta

                                      -----------------------------------
                                      Atul M. Mehta
                                      President & Chief Executive Officer
                                      (Principal Executive Officer)

         Date: February 14, 2000      By: /s/Mark I. Gittelman

                                      -----------------------------------
                                      Mark I. Gittelman
                                      Treasurer
                                      (Principal Financial & Accounting Officer)