Form 10KSB
period 2000-03-31
ELITE PHARMACEUTICALS INC /DE/
filed 2000-06-29
CIK 1053369

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)




           [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended:     March 31, 2000

                                           ---------------------------
          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECUR-
                           ITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission File No. 333-45241

                                             -----------
                           ELITE PHARMACEUTICALS, INC.
                 (Name of small business issuer in its charter)

                               Delaware                        22-3542636
                (State or other jurisdiction of (I.R.S. Employer Identification No.)

                incorporation or organization)

                 165 Ludlow Avenue, Northvale, New Jersey       07647
                    (Address of principal offices)            (Zip Code)

                   Issuer's telephone number: (201) 750-2646

               Securities registered pursuant to Section 12(b) of the Act:

          Title of each class             Name of each exchange on which registered

                      Common stock        American Stock Exchange

----------------------------------        --------------------------------------
----------------------------------        --------------------------------------
                         Securities registered pursuant to Section 12(g) of the Act: NONE

                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2)
has been subject to such filing requirements for the past 90 days.

 Yes         X          No

     ----------            ----------



         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

             State issuer's revenues for its most recent fiscal year.  $        $10,315
                                                                        ----------------


         The approximate aggregate market value of the voting and non-voting common equity (not including options and warrants exercisable for voting equity) held by non-affiliates (affiliates defined to include officers, directors and 10% shareholders) computed by reference to the closing price of that portion of the common equity that is publicly traded as of June 22, 2000, and presuming that the per-share market value of common equity which is not publicly traded is equal to per-share market value of the company's publicly traded common equity is: $60,399,658.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         The number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 8,908,804 shares of common stock as of June 16, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities At of 1933 ("Securities Act"). The list of documents should be clearly described for information purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

         Transitional Small Business Disclosure Format (check one):   Yes ___    No   X


                           FORWARD LOOKING STATEMENTS
                           --------------------------

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

                                     PART I

                                    --------

ITEM 1.  DESCRIPTION OF BUSINESS

         Elite Pharmaceuticals, Inc. ("EPI"), the registrant, is the sole owner of Elite Laboratories, Inc. ("ELI"). EPI and ELI may be referred to collectively in this report as "Elite" or "the Company".

Business Development
--------------------

         EPI was incorporated in the State of Delaware on October 1, 1997. EPI's predecessor, Prologica International, Inc. ("Prologica"), was incorporated in the State of Pennsylvania on April 20, 1984. From the time of its incorporation, and the completion of its initial public offering in August 1998, until the date of its merger with EPI, Prologica engaged in no business other than searching for suitable acquisitions. Except for ELI, it located no such acquisitions. EPI was incorporated for the purpose of merging with Prologica in order to change the name and state of incorporation of Prologica. EPI survived the merger with Prologica; Prologica ceased to exist at the time of the merger on October 24, 1997. Contemporaneous with the merger of EPI and Prologica, ELI (the business of which is described below) merged with a wholly owned subsidiary of
Prologica,   HMF  Enterprises,   Inc.  ("HMF"). HMF  was incorporated on
August 1,1997 for the purpose of providing a vehicle into which ELI could merge. ELI and HMF merged on October 30, 1997. ELI survived the merger with HMF and HMF ceased to exist subsequent to the merger. The net result of the two mergers is that Prologica and HMF ceased to exist, and EPI owns one hundred percent of the stock of ELI. Such stock ownership is EPI's sole business. At the present time, EPI has no plans to conduct any other business apart from the ownership of ELI.

         ELI was incorporated in the State of Delaware on August 23, 1990. On October 30, 1997, one hundred percent of the stock of ELI was acquired by EPI via the merger between ELI and HMF. With that exception, no acquisition or disposition of any material assets, nor any material changes in the method of conducting business have incurred since its incorporation.

Business of EPI
---------------

         ELI primarily engages in researching, developing, licensing, manufacturing, and marketing proprietary drug delivery systems and products. ELI's drug delivery technology involves releasing a drug into the bloodstream or delivering it to a target site in the body over an extended period of time or at predetermined times. Such products are designed to allow drugs to be administered less frequently, with reduced side effects and, in certain circumstances, in reduced dosages. ELI has concentrated on developing orally administered controlled release products. ELI primarily targets existing controlled release drugs that are reaching the end of their exclusivity period, and works to develop cheaper generic controlled-release versions of those drugs. Nine of these controlled release products developed by ELI are either at the development or testing stage. The products include drugs which provide therapeutic benefits for angina and hypertension, a nonsteroidal analgesic drug, and one which appears to lower blood glucose by stimulating insulin from the pancreas. None of these products have yet been approved by the Food and Drug Administration ("FDA"), and Elite therefore does not yet market any products. ELI also engages in contract research and development activities sponsored by other pharmaceutical companies.

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

         ELI spent approximately $1,273,445 in the fiscal year ended March 31, 1999, and $1,988,649 in the fiscal year ended March 31, 2000 on research and development activities.

         The Company has acquired pharmaceutical manufacturing equipment with the intention of eventually manufacturing products developed by ELI as well as manufacturing products on a contract basis. The Company has registered its facilities with the FDA and the Drug Enforcement Agency (DEA).

         On June 1, 2000, the Company entered into a Memorandum of Understanding with Inabata America Corporation ("Inabata"), an international trading company which markets specialty chemicals throughout the world in several industry segments including the pharmaceutical industry. The purpose of the Memorandum was to agree that the two parties would explore the possibility of entering into a joint venture for the purpose of marketing Elite products in Japan through the efforts of Inabata. The parties will review each other's capabilities and obtain information concerning regulatory procedures, price restrictions and marketing information for the Japanese markets. The parties will perform other due diligence investigations and analyses. It is contemplated that at the end of six months, the parties will determine whether to proceed with a formal license agreement or joint venture agreement.

Competition
-----------

         ELI competes in two related but distinct markets: It performs contract research and development work regarding controlled-release drug technology for large pharmaceutical companies, and it seeks to develop and market (either on its own or by licensure to other companies) proprietary controlled-release pharmaceutical products. In both arenas, Elite's competition consists of those companies which are perceived to be able to develop controlled-release drugs.

         In recent years, an increasing number of pharmaceutical companies have become interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. The Company expects that competition in the field of drug delivery will significantly increase in the future since smaller specialized research and development companies are beginning to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of these companies have greater financial and other resources as well as more experience than the Company in commercializing pharmaceutical products. A comparatively small number of companies have a track record of success in developing controlled-release drugs. Significant among these are Alza Corporation, Andrx, Elan Corporation, Biovail Corporation, Faulding, Schering, KV Pharmaceutical and Forest Laboratories. Each of these companies have developed expertise in certain types of drug delivery systems, although such expertise does not carry over to developing a controlled-release version of all drugs. Such companies may develop new drug formulations and products or may improve existing drug formulations and products more efficiently than the Company. While the Company's product development capabilities and patent protection may help the Company to maintain its market position in the field of advanced drug delivery, there can be no assurance that others will not be able to develop such capabilities or alternative technologies outside the scope of the Company's patents if any, or that even if patent protection is obtained, such patents will not be successfully challenged in the future. In addition, it must be noted that almost all of the Company's competitors have vastly greater resources than the Company.

Patents, Trademarks, Royalty Agreements etc.
--------------------------------------------

         ELI has received Notices of Allowance from the U.S. Patent and Trademark Office for the following trademarks: Albulite CR, Nifelite CR, Diltilite CD, Ketolite CR, Verelite CR and Glucolite CR.

         On February 16, 1999, Dr. Atul Mehta was awarded a patent on a controlled-release formulation of nefedipine (U.S.Patent No. 5,871,776). The United States market for controlled-release nifedipine is approximately one billion dollars. On May 11, 1999, Dr. Mehta was awarded a patent for method of preparation of controlled release nefedipine formulations
(U.S. Patent No. 5,902,632). The Company is the beneficial owner of these patents, and documents are presently being prepared to formally transfer the patents from Dr. Mehta to the Company. On November 18, 1998, Dr. Mehta was awarded a patent for the pulsed-release delivery system for methylphenidate (U.S. Patent No. 5,837,284). This latter patent was assigned to Celgene.

         Corporation;  however,  the Company  licensed from Celgene Corporation
certain manufacturing   rights   for   methylphenidate,   as  well  as  rights
for the pulsed-release technology with regard to all non-methylphenidate drugs. This patent has subsequently been assigned by Celgene Corporation to Novartis Co.

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

Government Regulation and Approval
----------------------------------

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

         All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must be operated in conformity with Good Manufacturing Practice ("GMP") regulations issued by the FDA. In the event the Company shall engage in manufacturing, it will be required to operate its facilities in accordance with GMP regulations. If the Company shall hire another company to perform contract manufacturing for it, it must take steps to ensure that its contractor's facilities conform to GMP regulations.

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

         The Company is governed by federal, state, and local laws of general applicability, such as laws relating to working conditions and environmental protection. The Company estimates that it spends approximately $3,000.00 per year in order to comply with applicable environmental laws. The Company is also licensed by, registered with, and subject to periodic inspection and regulation by the DEA and New Jersey state agencies, pursuant to federal and state legislation relating to drugs and narcotics. Certain drugs that the Company may develop in the future may be subject to regulation under the Controlled Substances Act and related Statutes. At such time as the Company begins manufacturing products, it may become subject to the Prescription Drug Marketing Act, which regulates wholesale distributors of prescription drugs.

Sources and Availability of Raw Material
----------------------------------------

         The Company is not yet in the manufacturing phase of any product and therefore does not have a requirement for significant amounts of raw materials. It currently obtains what limited raw materials it needs from over twenty suppliers.

Dependence on One or a Few Major Customers
------------------------------------------

         Each year, the Company has had some customers which have accounted for a large percentage of its sales. It is the intention of the Company to expand its business to service a greater number of customers at one time.

Employees
---------

         As of June 13, 2000, the Company had 12 full-time employees and one part-time employee. Its full-time employees are engaged in administration, research and development; its part-time employee is engaged in administration. The Company believes its employee relations to be satisfactory. It is not a party to any labor agreements and none of its employees are represented by a labor union.

Research and Development Activities
-----------------------------------

         During each of the last two fiscal years, substantially all of the time of the Company has been spent on research and development activities. As previously stated, none of the products undergoing research and development have yet been approved by the FDA and, therefore, are not yet being marketed to customers.

Compliance with Environmental Laws
----------------------------------

         The Company believes it is currently in substantial compliance with all federal, state and local environmental laws. The costs and effects of compliance with such laws is not material.

Reports to Security Holders
---------------------------

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

www.elitepharma.com.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company owns real property and improvements, suitable for use as a laboratory and offices, located at 165 Ludlow Avenue, Northvale, New Jersey. It is intended that the property will be used for manufacturing in the future. The Company's operations are not dependent on any specific location. The real property and improvements of the Company are encumbered by a mortgage in favor of the New Jersey Economic Development Authority (NJEDA) as security for a loan through tax exempt bonds from the NJEDA to the Company. The mortgage document contains the customary provisions including, without limitation, the right of the mortgagee to foreclosure upon default.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings. The Company is not aware of any proceeding being contemplated by a governmental authority.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                     PART II
                                     -------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Market Information
------------------

         The common stock of EPI first began public trading on July 23, 1998. The stock was traded on the NASDAQ over-the-counter bulletin board under the symbol "ELIP." On February 24, 2000, 13,912,856 shares of the Company's common stock (consisting of 8,560,355 shares issued and outstanding, 2,387,714 shares issuable upon exercise of options pursuant to the Company's 1997 Incentive Stock Option Plan, and 2,964,787 shares issuable upon exercise of warrants were listed on the American Stock Exchange. The Company's shares are now traded on that exchange under the symbol "ELI.".

         The Company's warrants are listed on the NASDAQ over-the-counter bulletin board under the symbol "ELIPZ." The Company first began trading its warrants on September 11, 1998.

         The common stock of EPI's predecessor, Prologica, was listed in the pink sheets, but no active trading occurred in those securities.

         The high and low sales prices for each quarter within the last two fiscal years of the Company's common stock and the Company's warrants is as follows:





                                            Common Stock                         Warrants

FYE 3/31/1999                           High             Low                       High            Low

First Quarter                            n/a             n/a                        n/a           n/a

Second Quarter                         $4 1/4            $ 2                      $ 5/8           $ 1/2

Third Quarter                          $6 1/8          $3 1/2                     $ 13/16        $ 1/2

Fourth Quarter                         $4 3/8          $3 1/2                       $ 1          $ 13/16







                                            Common Stock                         Warrants

FYE 3/31/2000                           High             Low                       High            Low

First Quarter                          $4 7/8          $3 3/4                     $1 1/16       $0 19/32

Second Quarter                           $9            $3 7/8                       $5          $0 29/32

Third Quarter                         $10 5/16        $7 13/16                    $6 3/16        $3 1/2

Fourth Quarter                         $24 1/4           $7                       $15 7/8       $3 11/32


        The information for the fiscal year ended March 31, 1999 was obtained from the Internet at www.bloomberg.com/markets/ wei.html. The information for the fiscal year ended March 31, 2000 was obtained from the Internet at www.FinancialWeb.com. The information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

-------

         As of June 13, 2000, there were 145 holders of record of the Company's common stock, and 88 holders of record of the Company's warrants. On information and belief, 3,186,141 of such shares and 490,835 of such warrants are held by Cede & Company as nominee for the Depository Trust Company and such shares are held for the account of numerous other persons.

Dividends

---------

         The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any future earnings for funding growth and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Private Placement
-----------------

         On May 17, 1999, the Company offered for sale thirteen units of its securities at $350,000.00 per unit, a total offering of $4,550,000.00. Each unit consisted of 100,000 shares of common stock and 50,000 shares of Class A Redeemable Common Stock Purchase Warrant. Each Warrant entitled the holder to purchase one share of the common stock at an exercise price of $5.00 during the five year period commencing on the closing date of the offering. The offering remained open for twenty days, subject to a twenty day extension at the discretion of the Company. The offering was conducted without registration under the Securities Act of 1933 (the "Act") in reliance upon the exemption from registration afforded by Section 4(6) of the Act and Rule 506 of Regulation D promulgated thereunder. Units were offered only to and purchased only by "accredited investors" as that term is defined in Rule 501 of Regulation D. No underwriters were involved, and no sales commissions or sales fees were paid with respect to this private placement. The Company sold 12.75 units for gross proceeds of $4,462,500.00. The offering was completed on June 16, 1999. After legal and filing fees, the Company realized net proceeds of approximately $4,452,500.00, of which $4,202,500.00 will be used as working capital for the Company, and the remaining $250,000.00 will be used to pay fees to advisers and consultants of the Company. On March 3, 2000, together with other securities, the Company registered with the Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933 1,275,002 shares of the common stock issued in the private placement and 637,501 shares of common stock issuable pursuant to the Class A Common Stock Purchase Warrants issued in the private placement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction
------------

         The Company has developed nine oral controlled release pharmaceutical products to varying stages of the development process. The rights under an option previously granted to a multinational company have reverted back to the Company. To date, the Company owns rights to all products developed by it other than d-methylphenidate or methylphenidate pulsed release formulation which has been assigned to Celgene Corporation, but over which Elite retains certain manufacturing rights.

         Elite Labs has also conducted several research and development projects on behalf of several large pharmaceutical companies. These activities have generated only limited revenue for Elite Labs to date.

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

Results of Consolidated Operations
----------------------------------

Year Ended March 31, 2000 vs. Year Ended March 31, 1999.
---------------------------------------------------------

         Elite's revenues for the year ended March 31, 2000 were $10,315, a decrease of $140,097, or approximately 93%, over the comparable period of the prior year. Net revenues consisted of consulting and test fees of $10,315 (compared with $ 412 for the comparable period of the prior year). In the prior year, net revenues also consisted of $150,000 of license fees.

         General and administrative expenses for the year ended March 31, 2000 were $984,736, an increase of $363,024, or approximately 58% from the comparable period of the prior year. The increase in general and administrative expenses was substantially due to legal fees, consulting fees, and salaries. General and administrative expenses expressed as a percentage of revenues were approximately 9546% for the year ended March 31, 2000 as compared to 413% for the comparable period of the prior year.

         Research and development costs for the year ended March 31, 2000, were $1,988,649, an increase of $715,204, or approximately 56%, from the comparable period of the prior year. The increase in research and development costs can be attributed to increases in salaries, laboratory raw materials and supplies and payments to clinical organizations for conducting biostudies on drug products developed by the Company. These increases have been made possible principally because of the Company raising equity in its May 1999 private placement offering and incurring debt in connection with the issuance of New Jersey Economic Development Authority (NJ EDA) Bonds, and reflects increased efforts to develop drug release products and technology in accordance with management's plan of operations.

         Elite's net loss for year ended March 31, 2000 was $2,976,392, as compared to $1,661,881 for the comparable period of the prior year. The increase in the net loss was primarily due to increased internal research and development costs and general and administrative expenses.

Liquidity and Capital Resources
-------------------------------

         During the  fiscal  year  ended  March 31,  2000,  the  Company  raised
$4,452,500 (net of legal fees of $10,000) in cash flows from financing activities through the issuance of common stock and warrants in a private place beginning on May 17, 1999 and concluding on June 16, 1999.

         On September 2, 1999, the Company completed the issuance of tax exempt bonds by the New Jersey Economic Development Authority. The aggregate principal proceeds of the fifteen year term bonds were $3,000,000. The proceeds, net of offering costs of $60,000, are being used by the Company to refinance the land and building it currently owns, and for the purchase of certain manufacturing equipment and related building improvements. Offering costs in connection with the bond issuance totaled $197,860, including the $60,000 mentioned above which were paid from bond proceeds. Offering costs included underwriting fees equal to $90,000 (three percent (3%) of the par amount of the bonds). The bonds are collateralized by a first mortgage lien on the building which includes property and equipment.

         The Company estimates that the net proceeds from the private placement offering and NJ EDA Bond issuance will be sufficient to meet its cash requirements for a period of between 18 and 24 months following the dates of closing. However, there can be no assurance that unexpected future developments may result in the Company requiring additional financing or, that if required, additional financing will be available to the Company.

         For the year ended March 31, 2000, the Company experienced negative cash flows from operations of $2,778,850 primarily due to the Company's net loss of $2,976,392. For the year ended March 31, 1999, the Company experienced negative cash flows from operations of $1,455,607 primarily due to the Company's net loss of $1,661,881.

Recently Issued Pronouncements
------------------------------

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Accounts," requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

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

ITEM 7. FINANCIAL STATEMENTS

         The information for this item is contained as an exhibit attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disclosure required.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers
--------------------------------------------------

The directors and executive officers of EPI are:




     Name                             Age        Position

     -----                            ---        --------

     Atul M. Mehta                    51         President, Chief Executive Officer and Director
     Donald S. Pearson                64         Director
     Harmon Aronson                   56         Director
     Mark I. Gittelman                40         Secretary and Treasurer

         There are no arrangements between any director or executive officer and any other person, pursuant to which the director or officer is to be selected as such. There is no family relationship between the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

         Dr. Atul M. Mehta, the founder of ELI, has been a director of ELI since its inception in 1990 and a director of EPI since 1997. He has been employed as the President of ELI since 1990 and President of EPI since 1997. Prior to that, he was Vice President at Nortec Development Associates, a company specializing in the development of food, pharmaceutical and chemical specialty products, from 1984 to 1989. From 1981 to 1984, he was associated with Ayerst Laboratories, a division of American Home Products Corporation in the solids formulation section as Group Leader. His responsibilities included development of formulations of ethical drugs for conventional and controlled-release dosage forms for both USA and international markets. He received his B.S. degree in Pharmacy with honors from Shivaii University, Kolhapur, India, and a BS, MS, and a Doctorate of Philosophy in Pharmaceutics from the University of Maryland in 1981. Other than Elite Labs, no company with which Dr. Mehta was affiliated in the past was a parent, subsidiary or other affiliate of the Company.

         Donald S. Pearson, a director since 1999, has been employed since 1997 as the President of Pearson & Associates, Inc., a company that provides consulting services to the pharmaceutical industry. Prior to starting Pearson & Associates, Mr. Pearson served for five years as the Director of Licensing at Elan Pharmaceuticals, and prior to that he was employed by Warner-Lambert for thirty years in various marketing, business development and licensing capacities. Mr. Pearson holds a B.S. in Chemistry from the University of Arkansas and studied steroid chemistry at St. John's University. He has served on the informal advisory board of ELI for several years; other than ELI, no company with which Dr. Pearson was affiliated in the past was a parent, subsidiary or other affiliate of the Company.

         Harmon Aronson, a director since 1999, has been employed since 1997 as the President of Aronson Kaufman Associates, Inc., a New Jersey-based consulting firm that provides manufacturing, FDA regulatory and compliance services to the pharmaceutical and biotechnology companies. Its clients include United States and international firms manufacturing bulk drugs and finished pharmaceutical dosage products who are seeking FDA approval for their products for the US Market. Prior to that, Dr. Aronson was employed by Biocraft Laboratories, a leading generic drug manufacturer, most recently in the position of Vice
President of Quality Management; prior to that he held the position of Vice President of Non-Antibiotic Operations, where he was responsible for the manufacturing of all the firm's non-antibiotic products. Dr. Aronson holds a Ph.D. in Physics from the University of Chicago. Other than ELI, no company with which Dr. Aronson was affiliated in the past was a parent, subsidiary or other affiliate of the Company.

         Mark I. Gittelman, CPA is the President of Gittelman & Co., P.C., an accounting firm in Clifton, NJ. Prior to forming Gittelman & Co., P.C. in 1984, he worked as a certified public accountant with the international accounting firm of KPMG Peat Marwick, LLP. Mr. Gittelman holds a B.S. in accounting from New York University and a Masters of Science in Taxation from Farleigh Dickinson University. He is a Certified Public Accountant licensed in New Jersey and New York, and is a member of the American Institute of Certified Public Accountants ("AICPA"), the Securities and Exchange Practice Section of the AICPA, and the New Jersey State and New York States Societies of CPAs. Other than ELI, no company with which Mr. Gittelman was affiliated in the past was a parent, subsidiary or other affiliate of the Company.

Election of Directors
---------------------

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         The Company became a reporting company, and reports to the Securities and Exchange Commission on Form 3, Form 4 and Form 5 became obligatory, as of August 14, 1998. None of the officers, directors or holders of 10% or more of securities of the Company made a timely filing of Form 3. As of June 13, 2000, Mark Gittelman, Treasurer of the Company, and Harmon Aronson, a director, have filed reports on Form 3. To the knowledge of the Company, no officer, director or owner of 10% or more of the securities of the Company has filed a report on Form 4. The Company is attempting to assist these persons with respect to compiling the information necessary to file required reports on Form 4 and Form
5. The Company has not yet determined with any certainty which persons, who are required to file a report on Form 4 and/or Form 5, have not done so.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table provides information on the compensation of Dr. Atul M. Mehta, the chief executive officer of the Company for the last three fiscal years. No other executive officer or employee received salary and bonus exceeding $100,000 during those periods.





Summary Executive Compensation Table

------------------------------------

     (a)               (b)           (c)       (d)          (e)              (f)             (g)           (h)       (i)
  Name and           Fiscal                    Bonus        Other        Restricted      Securities       LTIP    All other
  principal          Year(1)       Salary                   Annual          stock        Underlying      payouts   compen-
  position                                                  Compen-        awards         options                  sation
                                     sation

Atul M.               1999        $227,030     $25,000      $3,040 (2)       --            500,000         --        --
Mehta                 1998        $193,333        $---      $3,220 (2)       --             300,000           --            --
President             1997        $185,000     $20,000      $1,795 (2)       --            545,214         --        --

(1) The Company's fiscal year is from April 1 through March 31. The information is provided for each fiscal year beginning April 1. (2) Represents use of a company car, and premiums for insurance on Dr. Mehta's life for the benefit of his wife paid by the Company.

Option Grants Table in Last Fiscal Year
---------------------------------------

         During the last completed fiscal year of the Company, options were granted to Dr. Mehta as shown in the following table:





      (a)                  (b)                       (c)                         (d)                  (e)

                       Number of              % Grant Represents             Exercise or

     Name              Securities                of Options                  Base Price         Expiration date
                   Underlying Options           to Employees                                        ($/sh)

Atul M. Mehta            500,000(1)                 100%                       $10.00             3-31-10 (2)


(1) 100,000 shares of the total of 500,000 shares subject to the option shall vest on each December 31, beginning December 31, 2001.

(2) The options granted to Dr. Mehta during the last fiscal year expires on the earlier of (a) one year after he ceases to be employed by EPI or to serve as an officer or director of EPI or (b) March 31, 2010. Notwithstanding, the option shall become fully vested and exercisable if Dr. Mehta's employment agreement or his position as an officer and director is terminated by the Company for any reason or if it expires as a result of the Company giving notice of nonrenewal. If the board of directors of the Company votes to approve the acquisition of more than 50% of the stock of the Company by any person or entity, the Company may require Dr.Mehta to exercise or sell the options.

Aggregated Executive Option Exercises in Last
Fiscal Year and FY-End Option/SAR Values
----------------------------------------




       (a)                  (b)            (c)                       (d)                           (e)

                                                       No. of Securities Underlying       Value of Unexercised
                                                             Unexercised Options           In-the-Money Options/
                                                                  at FY-End                     at FY-End

      Name            Shares Acquired     Value                 Exercisable/                  Exercisable/
                        on Exercise     Realized              Unexercisable(1)               Unexercisable

Atul M. Mehta              None            $0                 845,214/600,000           $6,973,016/$4,950,000 (1)


(1) These shares are unregistered, and their market value is unknown and incalculable. However, the registered common stock of the Company was trading for $8.25 per share as of the close of business on June 13, 2000. It is on this hypothetical value that the figures in column (e) are calculated. These figures may have no relation to the actual value of the unexercised options.

Compensation of Directors
-------------------------

         Each non-affiliated director receives $1,000 as compensation for each meeting attended.

Employment Agreement
--------------------

         The only employment agreement which the Company has with an executive officer is the Amended and Restated Employment Agreement entered into March 31, 2000 between the Company and Dr. Atul Mehta (the "Agreement"). The Agreement provides that the Company will employ Mehta for a period of five years ending December 31, 2005 (unless sooner terminated pursuant to provisions of the Agreement). At the end of said period of five years, the Agreement will be automatically renewed for an additional five year term unless either party gives written notice of nonrenewal by December 31, 2004. Subsequent to December 31, 2010, the Agreement is automatically extended for periods of one year unless either party gives notice of nonrenewal at least one year prior to the date of expiration. The Agreement provides for an annual salary of $242,000, which amount is to be increased by the board of directors not less than 10% annually beginning January 1, 2001. The Agreement further provides that Dr. Mehta will each fiscal year receive 5% of the net profit of the Company, will have health insurance to cover Dr. Mehta and his dependents, will have insurance on his life for the benefit of his spouse or his estate in an amount of at least $300,000, and will have such bonus as the board of directors in its discretion may award to Dr. Mehta from time to time. In addition, the Agreement provides that Dr. Mehta will receive options to purchase the common stock of Elite at a price of $10.00 per share in a total amount of 500,000 shares, exercisable in increments of 100,000 shares annually beginning December 31, 2001. The options shall be exercisable from the date of vesting until one year after Mehta ceases to be employed by the Company or to serve as an officer and director of the Company or March 31, 2010, whichever is earlier. The options are exercisable by Dr. Mehta if the Agreement or Dr. Mehta's position as an officer and director is terminated by the Company for any reason or if the Agreement is not renewed by the Company. The Agreement further provides that if the board of directors votes to approve the acquisition of more than 50% of the stock by any person or entity, the Company may require Dr. Mehta to elect to exercise the options or to sell the options at a price equal to the difference between the exercise price and an amount which is 110% of the then fair market value of the stock. As to Dr. Mehta's compensation subsequent to December 31, 2005, the agreement provides that the parties shall determine Dr. Mehta's compensation after said period; and, such compensation shall be on terms no less favorable to Dr. Mehta then the terms of compensation for the first five years and shall be no less than 110% of his annual salary for the year ended December 31, 2005. The Agreement shall terminate upon (a) Dr. Mehta's death, (b) election of either party if Mehta is unable to perform his duties on account of disability for a total period of 120 days or more during any consecutive period of twelve months, by Elite upon "severe cause" and (d) by Mehta upon the occurrence of certain events. If the Agreement is terminated due to Dr. Mehta's death, his surviving spouse, or his estate if his spouse does not survive, shall receive Dr. Mehta's salary, incentive commissions, benefits and any deferred compensation accrued through the last day of the third calendar month following the month in which termination occurred; in addition, one-half of his salary would be paid for an additional period of three years. If the Agreement is terminated by the Company because of Dr. Mehta's disability or upon "severe cause", Dr. Mehta will receive his salary, incentive commissions, benefits and any deferred compensation through the last day of the calendar month in which the termination occurs. If the Agreement is terminated by Dr. Mehta upon the occurrence of one of the events specified which would permit him to so terminate, Dr. Mehta shall then receive all accrued salary, incentive commissions, benefits and any deferred compensation through the later of May 22, 2006 or the third anniversary of such termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the security ownership of the Company's voting and equity securities by certain beneficial owners and management as of June 28, 2000. Listed is (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) each director of the Company; (iii) each executive officer of the Company; and
(iv) the officers and directors of the Company as a group.




 Title of Class            Name and Address of                          Amount and Nature of        Percent of Class
                             Beneficial Owner                           Beneficial Ownership

Common                     Atul M. Mehta, Director/Officer                             3,032,914(1)       34.0%
                           165 Ludlow Avenue                                           Direct and
                           Northvale New Jersey 07647                                  Indirect

Common                     John de Neufville and Mely Rahn, Trustees                     878,000(2)        9.9%
                           Margaret de Neufville Revocable Trusts                      Direct and
                           197 Meister Avenue                                          Indirect

                           North Branch, NJ  08876

Common                     Bakul S. and Dilip S. Mehta                                   630,000           7.1%
                           P.O. Box 438                                                  Direct
                           Muscat, Sultanate of Oman

Common                     Bridge Ventures, Inc.                                          492,768(3)       5.5%
                           575 Lexington Avenue, Ste. 410                              Direct and
                           New York, NY 10022                                          Indirect

Common                     Vijay Patel                                                   441,036(4)        5.0%
                           19139 Pebble Court                                          Direct and
                           Woodbridge, CA 95258                                        Indirect

Common                     Donald S. Pearson, Director                                    48,750(5)       0.05%
                           1305 Peabody Avenue                                         Direct
                           Memphis, TN  38104

Common                     Harmon Aronson, Director                                       30,000(6)       0.03%
                           26 Monterey Drive                                           Direct
                           Wayne, NJ  07470

Common                     Officers and Directors as a Group                           3,111,664          34.9%
                                                                                       Direct
                                                                                       and Indirect


(1) Includes (i) 6,300 shares held by Dr. and Mrs. Mehta as custodians for Amar Mehta; (ii) 6,300 shares held by Dr. and Mrs. Mehta as custodians for Anand Mehta; and (iii) options to purchase 1,445,214 shares of common stock (including options for 500,000 shares held by Dr. Mehta which do not begin vesting until December 31, 2001 and then vest 100,000 shares on that date and 100,000 shares annually thereafter for four years).

(2) Represents 448,000 shares held in trust for the benefit of John P. de Neufville, (ii) 405,000 shares held in trust for David T. de Neufville and (iii) options personally held by John P. de Neufville to purchase 25,000 shares.

(3) Includes (i) 56,334 shares owned by SMACS Holding Corp., an affiliate of Bridge Ventures, Inc., (ii) warrants to purchase 207,500 shares held by Bridge Ventures, Inc. and (iii) warrants to purchase 75,000 shares held by SMACS Holding Corp.

(4) Includes options to purchase 18,750 shares of common stock, warrants to purchase 117,286 shares of common stock and 15,000 shares held as custodian for Amisha Patel.

(5) Comprised of options to purchase 48,750 shares.

(6) Comprised of options to purchase 30,000 shares of common stock.

         Information on the stock ownership of these persons was provided to the Company by the persons.

         The Company is informed and believes that as of June 13, 2000, Cede & Co. held 3,186,141 shares (35.8%) and warrants for 490,835 shares of the Company (35.9%) as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004, that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership thereof, and that such shares are held for the account of numerous other persons, no one of whom is believed to beneficially own five percent or more of the common stock of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         Elite Pharmaceuticals, Inc. is a party to an agreement whereby fees are paid to a company wholly owned by Mark Gittelman, the Company's Treasurer, in consideration for services rendered by Mr. Gittelman in his capacity as Treasurer. For the years ended March 31, 2000 and 1999, the fees paid to that company were $75,945 and $50,414, respectively.

         Other than as described above, the Company is not (and has not been in the last two years) a party to any transaction in which any of the persons described in SEC Reg. Sec. 228.404(a) has or had a direct or indirect material interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Attached as an exhibit is the Report on Consolidated Financial Statements of the Company and subsidiary for the fiscal years ended March 31, 2000 and 1999. Attached as an exhibit is Exhibit 27 - Financial Statement
Data.

         (b) The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

                                                     ELITE PHARMACEUTICALS, INC.

                                                     By: /S/Atul M. Mehta
                                                         _______________________
                                                         Atul M. Mehta
                                                         President and
                                                         Chief Executive Officer
                                                         Date:  June 29, 2000

                                                     By: /S/Mark I. Gittelman
                                                        ________________________
                                                        Mark I. Gittelman
                                                        Treasurer and
                                                        Chief Financial Officer
                                                        Date:  June 29, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons, constituting a majority of the board of directors of the registrant, on behalf of the registrant and in the capacities and on the dates indicated.

                                                        /S/Atul M. Mehta
                                                        ________________________
                                                        Atul M. Mehta
                                                        Director

                                                        Date: June 29, 2000
                                                        /S/Harmon Aronson
                                                        ________________________
                                                        Harmon Aronson
                                                        Director

                                                        Date: June 28, 2000

                             CONSENT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS






Elite Pharmaceuticals, Inc.
Northvale, New Jersey


We hereby consent to the incorporation by reference in the Annual Report of Elite Pharmaceuticals, Inc. (the
"Company") on Form 10-KSB of our
report dated May 26, 2000, appearing in the Companys Form 10-KSB for the years ended March 31, 2000 and 1999.






                          MILLER, ELLIN & COMPANY, LLP



June 27, 2000

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Elite Pharmaceuticals, Inc.
Northvale, New Jersey

We have audited the accompanying consolidated balance sheet of Elite Pharmaceuticals, Inc. and Subsidiary as of March 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements of the Company referred to above present fairly, in all material respects, the financial position as of March 31, 2000 and the results of their operations and their cash flows for the periods presented in conformity with generally accepted accounting principles.


                          MILLER, ELLIN & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
May 26, 2000

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                    CONTENTS




                                                                                                       PAGE
                                                                                                       ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

CONSOLIDATED BALANCE SHEET (AS AT MARCH 31, 2000)                                                         1

CONSOLIDATED STATEMENTS OF OPERATIONS                                                                     2

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                                                3

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                     4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                             5-19

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000

                                     ASSETS
                                     ------

       Cash and cash equivalents                                                                         $3,937,217

       Restricted cash                                                                                      571,730

       Prepaid expenses and other current assets                                                            338,670
                                                                                                         ----------

                    Total current assets                                                                  4,847,617

PROPERTY AND EQUIPMENT- net of accumulated

       depreciation and amortization                                                                      2,479,327

INTANGIBLE ASSETS - net of accumulated amortization                                                          29,564




       Deposits on equipment                                                                              1,315,710

       Restricted cash                                                                                      300,000

       EDA Bond offering costs, net of accumulated amortization of $7,695                                   190,165
                                                                                                         ----------

                                                                                                         $9,162,383

                                                                                                         ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

       Current portion of EDA Bonds                                                                        $115,000

       Accounts payable and accrued expenses                                                                597,780

                                                                                                          ---------

                    Total current liabilities                                                               712,780

EDA Bond - net of current portion                                                                         2,885,000
                                                                                                          ---------

                    Total liabilities                                                                     3,597,780

COMMITMENTS AND CONTINGENCIES

       Common stock - $.01 par value;

           Authorized - 25,000,000 shares

           Issued and outstanding - 8,855,519 shares                                                         88,555

       Additional paid-in capital                                                                        12,511,080

       Accumulated deficit                                                                              (7,035,032)

                    Total stockholders' equity                                                            5,564,603

                    Total liabilities and stockholders' equity                                           $9,162,383

                                                                                                         ==========




 The accompanying notes are an integral part of the consolidated financial statements

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             YEARS ENDED
                                                                                              MARCH 31,
                                                                                        _______________________

                                                                                          2000            1999
                                                                                        _______________________





REVENUES:


       Licensing fees                                                                  $    ---            $150,000

       Consulting and test fees                                                          10,315                 412
                                                                                       __________         __________

                    Total revenues                                                       10,315             150,412
                                                                                       __________         __________

OPERATING EXPENSES:


       Research and development                                                       1,988,649           1,273,445

       General and administrative                                                       984,736             621,712

       Depreciation and amortization                                                     86,290              52,943
                                                                                     __________           _________

                                                                                      3,059,675           1,948,100
                                                                                     __________           _________



LOSS FROM OPERATIONS                                                                (3,049,360)         (1,797,688)
                                                                                    ___________         ___________



OTHER INCOME (EXPENSES):


       Interest income                                                                  210,877             142,872

       Interest expense                                                               (137,709)             (6,965)
                                                                                    ___________         ___________


                                                                                         73,168             135,907
                                                                                    ___________         ___________




LOSS BEFORE PROVISION FOR INCOME TAXES                                              (2,976,192)         (1,661,781)


PROVISION FOR INCOME TAXES                                                                  200                 100
                                                                                    ___________         ___________



NET LOSS                                                                           $(2,976,392)        $(1,661,881)
                                                                                   ============        ============



BASIC LOSS PER COMMON SHARE                                                        $    (0.35)         $     (0.23)
                                                                                    ============        ===========

WEIGHTED AVERAGE NUMBER OF


       COMMON SHARES OUTSTANDING                                                      8,287,648           7,237,613
                                                                                    ============        ===========




 The accompanying notes are an integral part of the consolidated financial statements

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                       ADDITIONAL
                                                            COMMON STOCK          PAID-IN     ACCUMULATED             STOCKHOLDERS'
                                                     SHARES              AMOUNT   CAPITAL       DEFICIT                   EQUITY
                                                     -------             ------   -------     -----------             -------------


BALANCE AT MARCH 31, 1998                             7,237,613           72,376  6,836,405    (2,396,759)               4,512,022

Offering costs in connection with
       sale of securities-prior year                        -                  -   (18,000)              -                  (18,000)
       registration of securities-prior year                -                  -   ( 3,043)              -                   (3,043)

Net loss for the year ended
       March 31, 1999                                       -                  -         -     (1,661,881)               (1,661,881)
                                                      _________          _______   __________    ____________           ____________


BALANCE AT MARCH 31, 1999                             7,237,613          $72,376   $6,815,362  $(4,058,640)               $2,829,098
                                                      _________          _______   __________   ____________            ____________


Sale of securities through private placement          1,275,002          $12,750   $4,449,750            -                 4,462,500
Issuance of shares through exercise of options          125,000            1,250      248,750            -                   250,000
Issuance of shares and warrants through
       exercise of placement agent warrants              29,324              293      105,274            -                   105,567
Issuance of shares through exercise
       of warrants                                      188,580            1,886      969,594            -                   971,480
Offering costs in connection with
       sale of securities                                     -                -      (10,000)           -                  (10,000)
       registration of securities                             -                -      (67,650)           -                  (67,650)
Net loss for year ended March 31, 2000                        -                -            -   (2,976,392)              (2,976,392)
                                                      _________       __________    ___________ ____________             ___________



BALANCE AT MARCH 31, 2000                             8,855,519       $88,555      $12,511,080 $(7,035,032)               $5,564,603
                                                      =========       =======      =========== ============             ============



 The accompanying notes are an integral part of the consolidated financial statements

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                              YEARS ENDED
                                                                                                               MARCH 31,
                                                                                                       _____________________________


                                                                                                        2000              1999
                                                                                                       _____________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                         $(2,976,392)     $(1,661,881)
      Adjustments to reconcile net loss to cash
         used in operating activities:
            Depreciation                                                                                     76,784           51,536
            Amortization of intangibles                                                                       9,506            1,407
            Deferred income taxes                                                                                 -                -
            Changes in assets and liabilities:
                Consulting and test fees receivable                                                               -           25,000
                Prepaid expenses and other current assets                                                 (286,065)         (40,638)
                Other assets - security deposit                                                                   -            9,000
                Accounts payable, accrued expenses and other current liabilities                            397,317          159,969
                                                                                                         ----------      -----------


NET CASH USED IN OPERATING ACTIVITIES                                                                   (2,778,850)      (1,455,607)
                                                                                                        -----------      -----------



CASH FLOWS FROM INVESTING ACTIVITIES:


      Payments for patent and trademark filings                                                            (13,616)            (950)
      Restricted cash                                                                                     (871,730)                -
      Payment of deposit for manufacturing equipment                                                    (1,119,172)        (196,538)
      Purchases of property and equipment                                                               (1,305,874)      (1,071,235)
                                                                                                        -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                                                                   (3,310,392)      (1,268,723)
                                                                                                        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:


      Proceeds from issuance of NJ Economic Development Authority (EDA) Bonds                             3,000,000                -
      Payments of offering costs in connection with issuance of EDA Bonds                                 (197,860)                -
      Principal payments on capital lease                                                                  (47,021)         (42,331)
      Proceeds from issuance of common stock and warrants                                                 1,327,047                -
      Proceeds from issuance of common stock and warrants
         in connection with private placement                                                             4,462,500                -
      Payments of offering costs in connection
         with private placement                                                                            (10,000)         (18,000)
      Payments of offering costs in connection
         with registration filing                                                                          (67,650)          (3,043)
                                                                                                          ---------         --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                       8,467,016         (63,374)
                                                                                                          ---------         --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                   2,377,774      (2,787,704)
CASH AND CASH EQUIVALENTS - beginning                                                                     1,559,443        4,347,147
                                                                                                          ---------       ----------
CASH AND CASH EQUIVALENTS - ending                                                                       $3,937,217       $1,559,443
                                                                                                         ==========       ==========

SCHEDULES OF NON-CASH ACTIVITIES:
  Utilization of building deposit and related acquisition
         costs towards purchase of building                                                                  $    -         $123,057

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                                               $118,326           $7,420
      Cash paid for income taxes                                                                                200              200


 The accompanying notes are an integral part of the consolidated financial statements

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

NOTE 1       - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Principles of Consolidation
               ---------------------------

               The consolidated financial statements include the accounts of the Elite Pharmaceuticals, Inc. and its Subsidiary, ("Company"), which is wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

               Merger Activities
               -----------------

               In October 1997, concurrent with its private placement offering, Elite Pharmaceuticals, Inc. merged with Prologica International, Inc. ("Prologica") a Pennsylvania Corporation (see Note 7), a publicly traded inactive corporation, with Elite Pharmaceuticals, Inc. surviving the merger. In addition, in October 1997, Elite Laboratories, Inc. merged with a wholly-owned subsidiary of Prologica, with the Company=s subsidiary surviving this merger. The former shareholders of the Company=s subsidiary exchanged all of their shares of Class A voting common stock for shares of the Company=s voting common stock in a tax free reorganization under Internal Revenue Code Section 368. The result of the merger activity qualifies as a reverse acquisition. In connection with the reverse acquisition, options exercisable for shares of Class A voting and Class B nonvoting common stock of the Company's subsidiary were exchanged for options exercisable for shares of the Company=s voting common stock.

               Cash and Cash Equivalents
               -------------------------

               The  Company  considers  highly  liquid  short-term   investments
               purchased with initial maturities of three months or less to be cash equivalents.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 1       - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               Property and Equipment
               ----------------------

               Property and equipment are stated at cost. Depreciation is provided on the straight-line method based on the estimated useful lives of the respective assets which range from five to thirty-nine years. For property and equipment financed with proceeds of the NJ EDA Bond issuance, depreciation is provided under the Alternative Depreciation System based on useful lives ranging from five to forty years. Major repairs or improvements are capitalized. Minor replacements and maintenance and repairs which do not improve or extend asset lives are expensed currently.

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

                       YEARS ENDED MARCH 31, 2000 AND 1999

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

               Net loss per common share is based in the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding has been adjusted to reflect the recapitalization in connection with the private placement as if it had occurred as of the beginning of the period for which loss per share is presented as well as the effect of stock splits and reverse stock splits issued during the periods. Common stock equivalents have not been included as their effect would be antidilutive.

               Revenue Recognition
               -------------------

               Revenues are earned primarily by licensing certain pharmaceutical products developed by the Company as well as performing research and development services under fixed price contracts. Such revenues are recorded as certain projected goals are attained, as defined in the individual contract.

               Recently Issued Pronouncements
               ------------------------------

               SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity=s rights or obligations under the applicable derivative contract. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the Company=s consolidated financial condition, results of operations or cash flows.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 1       - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               Recently Issued Pronouncements (Continued)
               -------------------------------

               SFAS No. 132 "Employers Disclosures about Pensions and Other Post Retirement Benefits," revises disclosures about pensions and other post retirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 did not have significant impact on the Company=s consolidated financial position, results of operations or cash flows.

               SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 did not have a significant impact on the Company=s consolidated financial position, results of operations or cash flows.

               SFAS No. 130, "Reporting Comprehensive Income," requires an entity to report comprehensive income and its components in a full set of financial statements and is effective for fiscal years beginning after December 15, 1997. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The adoption of SFAS NO. 130 did not have a significant impact on the Company=s consolidated financial position, results of operations or cash flows.

               American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), identifies
               the   characteristics  of  internal  use  software  and  provides guidance on new cost recognition principles. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the Company=s consolidated financial position, results of operations or cash flows.

               American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), provide guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 is effective for financial statements for fiscal years beginning after December15, 1997. The adoption of SOP 97-2 did not have a significant impact on the Company=s consolidated financial position, results of operations or cash flows.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 1       - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               Recently Issued Pronouncements (Continued)
               ------------------------------

               American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities," establishes specific criteria for the recognition and measurement of environmental remediation liabilities. The adoption of the statement in 1998 did not have a significant effect on the Company=s financial condition or results of operations or cash flows.

               Stock-Based Compensation
               ------------------------

               Under various qualified and non-qualified plans, the Company may grant stock options to officers, selected employees, as well as members of the board of directors and advisory board members. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company is recognizing compensation cost pursuant to the provisions of APB
               No. 25. Had compensation cost for the Company=s stock option plans been determined based on the fair value at the grand date for awards in 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company=s net earnings and earnings per share would have been reduced in the proforma amount. No proforma calculation was prepared as the impact of SFAS No. 123 would have no effect on the per share calculation.

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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 2       - PROPERTY AND EQUIPMENT


               Property and equipment at March 31, 2000 consists of the following:


                  Laboratory and manufacturing equipment                                                                    $585,409
                  Office equipment                                                                                            20,534
                  Furniture and fixtures                                                                                      51,781
                  Land, building and improvements                                                                          2,048,382
                  Equipment under capital lease                                                                              168,179
                                                                                                                           ---------
                                                                                                                           2,874,285
                  Less: Accumulated depreciation and amortization                                                            394,958
                                                                                                                           ---------
                                                                                                                          $2,479,327
                                                                                                                          ==========

               Depreciation  and  amortization  expense  amounted  to $76,784 and $51,536 for the years ended March
               31, 2000 and 1999, respectively.


NOTE 3       - INTANGIBLE ASSETS

               Intangible assets at March 31, 2000, consists of the following:


                  Patents                                                                                                    $27,000
                  Trademarks                                                                                                   8,120
                                                                                                                              ------
                                                                                                                              35,120

                  Less: Accumulated amortization                                                                               5,556
                                                                                                                             -------
                                                                                                                             $29,564
                                                                                                                             =======

               Amortization  amounted  to  $1,811  and  $1,407  for the  years  ended  March  31,  2000  and  1999, respectively.


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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 5       - INCOME TAXES

               The   components  of  provision  for  income  taxes  by  taxing jurisdiction are as follows:


                                                                                                         2000             1999
                                                                                                         ----             ----



                      Current                                                                                $-            $   -

                      Deferred                                                                                -                -
                                                                                                   --------------      -------------

                                                                                                              -                -
                                                                                                   --------------      -------------

                  State:


                      Current                                                                               200              100

                      Deferred                                                                                -                -
                                                                                                   -------------       -------------

                                                                                                            200              100
                                                                                                   -------------       -------------



                                                                                                            $200             $100
                                                                                                            ====            =====



               The major components of deferred tax assets at March 31, 2000 are as follows:


                  Net operating loss carryforwards                                                                      $(2,565,000)
                  Valuation allowance                                                                                      2,565,000
                                                                                                                        ------------




                                                                                                                                  $0
                                                                                                                                  ==


               At March 31, 2000, a 100% valuation allowance is provided as it is uncertain if the deferred tax assets will be utilized.

               At March 31,  2000,  for income tax  purposes,  the  Company  has
               unused  net  operating  loss   carryforwards   of   approximately
               $6,978,000 expiring in 2007 through 2014.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 6       - STOCKHOLDERS' EQUITY

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

               Placement Agent Agreement
               -------------------------

               On August 8, 1997, in connection with its private placement offering, the Company entered into a placement agent agreement with its underwriter. Terms of this one year agreement include the following:

1.       Placement fees equal to ten percent (10%) of the gross proceeds.

2.       Consulting fees in the amount of $3,000 per month.

3. The issuance of ten placement agent warrants, each made up of 20,000 shares of common stock and 10,000 warrants to purchase common stock, at an exercise price of $6.00 per share, for a price of $72,000 per unit. Such warrants are exercisable for a period of five years from the date of issuance.

        For the years ended March 31, 2000 and 1999, placement agent fees in the amount of $0 and $18,000, respectively, have been charged to additional paid-in capital.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 6       - STOCKHOLDERS' EQUITY (CONTINUED)

               Warrants
               --------

               The Company authorized the issuance of common stock purchase warrants, with terms of five to six years, to various corporations and individuals, in connection with the sale of securities, loan agreements and consulting agreements. Exercise prices range from $4.00 to $6.00 per warrant. The warrants expire at various times from August 1, 2002 to October 31, 2002.

               A summary of warrant activity for the periods indicated were as follows:


                                                                                      2000                       1999
                                                                                ______________              ______________



                     Beginning balance                                              1,917,286                 1,867,286
                     Warrants issued                                                1,277,501                    50,000



                          Placement Agent Agreement                                    14,662                       -
                     Warrants exercised or expired                                  (188,580)                       -
                                                                                --------------                --------------

                     Ending balance                                                 3,020,869                 1,917,286
                                                                                ==============                ==============


               Change in Authorized Common Shares
               ----------------------------------

               In May 1998, the Company increased the authorized common shares, par value $.01, to 25,000,000.

NOTE 7       - COMMITMENTS AND CONTINGENCIES

               Lease
               -----

               The Company leased its laboratory and office space in Maywood, New Jersey under an operating lease, which expired on October 30, 1998, at $5,300 per month. The lease provided for the landlord to pay all utility costs and for increases in rent based on cost of living formulas.

               Rent expense amounted to $0 and $37,198, for the years ended March 31, 2000 and 1999, respectively.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 7       - COMMITMENTS AND CONTINGENCIES (CONTINUED)

               Employment Agreement
               --------------------

               On March 31, 2000, the Company amended and restated an employment agreement with its President/CEO, originally entered into on May 23, 1991 and amended in December 1995, December 1998 and February 1998. The amended agreement runs for a term of five years through December 31, 2005. Minimum annual salary as of March 31, 2000 is as follows:


                           Year Ending March 31,
                           ---------------------



                                      2001                                                   $242,000
                                      2002                                                    242,000
                                      2003                                                    242,000
                                      2004                                                    242,000
                                      2005 (through December 31)                              181,500
                                                                                              -------

                                                                                           $1,149,500
                                                                                           ==========


               On December 31, 2005, this agreement will be automatically renewed for an additional five years, unless written notice is given by December 31, 2004. Annual compensation under the renewed agreement shall be equal to no less than one hundred and ten percent (110%) of the previous year's base salary.

               The agreement also provides for the following:

1. Incentive commissions equal to five percent (5%) of net profit, as defined, for each fiscal year.

2. Options to purchase 520,214 shares of common stock at a price of $2.00 per share. The options were initially to vest at the rate of 100,000 shares per year each year from 1996 through 2001; however, upon completion of the private placement undertaken by the Company in 1997, they became 100% vested. Such options are exercisable from the date that they are granted through either one year after termination of employment or ten years from the date of grant.

3. Options to purchase 500,000 shares of common stock at a price of $10 per share. Options to purchase 100,000 shares will vest each year beginning December 31, 2001 and ending December 31, 2005.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 7       - COMMITMENTS AND CONTINGENCIES (CONTINUED)

               Employment Agreement (Continued)

4. Incentive stock options to purchase 125,000 shares of common stock, at a price of $7.00 per share.

5. Certain additional compensation on termination as a result of a change in control of the Company.

         Compensation expense under this agreement amounted to $252,030 and $193,333 for the years ended March 31, 2000 and 1999, respectively.

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

               Consulting Agreements and Related Party
               ---------------------------------------

               On August 1, 1997, the Company entered into two agreements with corporations, one of which is an owner of at least 5% of the Company's common stock, which provide various consulting services for a period of three years. Terms of the agreements included the following:

6.             Combined monthly fees of $15,000.

7. The issuance of 350,000 warrants to purchase common stock at an exercise price of $6.00 per share for a period of five (5) years (see Note 7).

               Consulting expenses under these agreements amounted to $180,000 for both the years ended March 31, 2000 and 1999.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 7       - COMMITMENTS AND CONTINGENCIES (CONTINUED)

               Consulting Agreements (Continued)
               ---------------------

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

               Consulting expense under this agreement amounted to $4,000 and $16,000 for the years ended March 31, 2000 and 1999.

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

               On June 30, 1999 this consulting agreement was amended to provide for payment of a monthly consulting fee of $5,000, commencing on July 1, 1999 and terminating on December 1, 2000. Consulting fees under this agreement amounted to $45,000 for the year ended March 31, 2000.

               An officer and stockholder of the Company provided services to the Company. Fees paid for services rendered by a corporation wholly-owned by this officer and stockholder, amounted to approximately $76,000 and $50,000 for the years ended March 31, 2000 and 1999, respectively.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 8       - STOCK OPTION PLANS

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


                  Years Ended March 31,                                              2000                      1999
                  ---------------------                                              -----                     -----

                      Outstanding at beginning of the year                          1,472,714                 1,007,714
                      Granted                                                         663,000                   465,000
                      Exercised                                                     (125,000)                         -
                      Expired                                                        (75,000)                         -
                                                                                     --------                 ---------

                      Outstanding at end of year                                    1,935,714                 1,472,714
                                                                                    =========                 =========

               Options  outstanding  at March 31,  2000 and 1999 ranged in price from $2.00 to $10.00.

NOTE 9       - PUBLIC OFFERING

               In July 1998 the Company successfully filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, for the purpose of registering securities previously sold to and held by various corporations and individuals. Accordingly, the Company did not receive any proceeds upon filing of Form SB-2. The securities registered consist of 3,725,000 shares of the Company's $.01 par value common stock, including 1,525,000 redeemable common stock purchase warrants.

               In March 2000, the Company successfully filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, for the purpose of registering securities previously sold to and held by various corporations and individuals. Accordingly, the Company will not receive any proceeds upon filing of Form SB-2. The securities registered consist of 3,297,539 shares of the Company=s $.01 par value common stock, including 2,022,537 underlying Class A and Class B common stock purchase warrants, and 317,250 Class A common stock purchase warrants.

               For the years ended March 31, 2000 and 1999, the Company incurred legal fees and other costs amounting to $7,878 and $3,043, respectively, in connection with its public filing, which has been charged to additional paid-in capital.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 10      - BOND FINANCING OFFERING

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

               Offering costs in connection with the bond issuance totaled $197,860, including the $60,000 mentioned above which were paid from bond proceeds. Offering costs included underwriter fees equal to $90,000 (three percent (3%) of the par amount of the bonds).

               The bonds are collateralized by a first lien on the building which includes property and equipment.

               Several  restricted  cash  accounts are  maintained in connection with the issuance of these bonds. These include amounts restricted for payments of bond principal and interest, for the refinancing of the land and building the Company currently owns, for the purchase of certain manufacturing equipment and related building improvements a well as for the maintenance of a $300,000 Debt Service Reserve. All restricted amounts other than the $300,000 Debt Service Reserve are expected to be expended within twelve months and are therefore categorized as current assets.

               Principal maturities required under the bond agreement are as follows:





                                      2001                                                   $115,000

                                      2002                                                    120,000

                                      2003                                                    130,000

                                      2004                                                    140,000

                                      2005                                                    150,000

                                      Thereafter                                            2,345,000

                                                                                           $3,000,000



NOTE 11      - MAJOR CUSTOMERS

               For the years ended March 31, revenues from major customers are as follows:


                                                2000             1999
                                                -----            -----


Customer A                                        58.10%          99.73%


Customer B                                        32.90%             -



                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 12      - SUBSEQUENT EVENT

               On June 1, 2000, the Company entered into a Memorandum of Understanding with Inabata America Corporation (AInabata@), an international trading company which markets specialty chemicals throughout the world in several industry segments including the pharmaceutical industry. The purpose of the Memorandum was to agree that the two parties would explore the possibility of entering into a joint venture for the purpose of marketing Elite products in Japan through the efforts of Inabata. The parties will review each other's capabilities and obtain information concerning regulatory procedures, price restrictions and marketing information for the Japanese markets. The parties will perform other due diligence investigations and analyses.