Form 10QSB
period 2000-06-30
ELITE PHARMACEUTICALS INC /DE/
filed 2000-08-11
CIK 1053369



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 2000
                                 ---------------------------------------------

                                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended                         to

                                 Commission File Number:333-45241
____________________________________________________________________________________________________________

                                 ELITE PHARMACEUTICALS, INC.
____________________________________________________________________________________________________________
                         (Exact name of registrant as specified in its charter)

Delaware                                                                 22-3542636
____________________________________________________________________________________________________________
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

165 Ludlow Avenue, Northvale, New Jersey                                07647
____________________________________________________________________________________________________________
(Address of principal executive offices)                              (Zip Code)

                               (201)750-2646
____________________________________________________________________________________________________________

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

                                                                Yes [  ] No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of June 30, 2000 is 8,908,804

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                 Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of June 30, 2000 and

            June 30, 1999 (unaudited)                                                                3

           Consolidated Statements of Operations for the three months

           ended June 30, 2000 and June 30, 1999 (unaudited)                                         4

           Consolidated Statements of Cash Flows for the three months

           ended June 30, 2000 and June 30, 1999 (unaudited)                                         5

           Notes to Form 10-QSB                                                                    6 - 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           8 - 9

PART II  OTHER INFORMATION                                                                          10

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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                   June 30,              March 31,
                                                                                  ___________           ___________
                                                                                    2000                  2000
                                                                                  ___________           ___________

                                                      ASSETS

CURRENT ASSETS:

       Cash and cash equivalents                                                  $ 3,586,558           $ 3,937,217
       Restricted cash                                                                382,836               571,730
       Prepaid expenses and other current assets                                       39,149               338,670
                                                                                   ----------            ----------
           Total current assets                                                     4,008,543             4,847,617

PROPERTY AND EQUIPMENT, net of accumulated

       depreciation and amortization                                                2,571,486             2,479,327

INTANGIBLE ASSETS - net of accumulated amortization                                    28,979                29,564

OTHER ASSETS:

       Deposits                                                                     1,315,710             1,315,710
       Restricted cash                                                                300,000               300,000
       EDA Bond offering costs, net of accumulated amortization                       186,868               190,165
                                                                                     --------              --------
                                                                                    8,411,586             9,162,383
                                                                                    =========             =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

       Current portion of EDA Bonds                                                   115,000               115,000
       Accounts payable and accrued expenses                                          198,095               597,780
                                                                                     --------               -------
           Total current liabilities                                                  313,095               712,780

EDA BONDS - net of current portion                                                  2,885,000             2,885,000
                                                                                    ---------             ---------
                                                                                    3,198,095             3,597,780

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Common stock - $.01 par value;

           Authorized - 25,000,000 shares
           Issued and outstanding - 8,908,804 and

           8,855,519 shares, respectively                                              89,088                88,555
       Additional paid capital                                                     12,749,008            12,511,080
       Accumulated deficit                                                        (7,624,605)           (7,035,032)
                                                                                  -----------           -----------
           Total stockholders' equity                                               5,213,491             5,564,603


                                                                                  $ 8,411,586           $ 9,162,383
                                                                                  ===========           ===========


                The accompanying notes are an integral part of the consolidated financial statements.
                                      -3-



                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED

                                                                                            JUNE 30,

                                                                             ______________________________________

                                                                                   2000                  1999
                                                                             _________________     _________________


REVENUES

       Consulting and test fees                                                     $     ---              $    693
                                                                                    _________              _________

           Total revenues                                                                 ---                   693
                                                                                          ---                   ---
                                                                                   _________               _________
OPERATING EXPENSES:

       Research and development                                                       374,008               394,476
       General and administrative                                                     158,016               376,237
       Depreciation and amortization                                                   58,980                17,449
                                                                             _________________     ________________
                                                                                      591,004               788,162
                                                                             _________________     ________________

LOSS FROM OPERATIONS                                                                (591,004)             (787,469)
                                                                             _________________     _________________

OTHER INCOME (EXPENSES):

       Interest income                                                                 60,113                19,519

       Interest expense                                                              (58,125)                 (999)
                                                                             __________________    _________________

                                                                                        1,988                18,520
                                                                             __________________    _________________

LOSS BEFORE PROVISION FOR INCOME TAXES                                              (589,016)             (768,949)


PROVISION FOR INCOME TAXES                                                              (555)                   ---
                                                                                                                ---
                                                                             _________________     _________________

NET LOSS                                                                          $ (589,571)           $ (768,949)
                                                                                  ==========            ==========

                                                                                  $                     $
NET LOSS PER COMMON SHARE                                                              (0.07)                (0.10)
                                                                                  ===========           ===========

WEIGHTED AVERAGE NUMBER OF

       COMMON SHARES OUTSTANDING                                                    8,882,162             7,447,778
                                                                                    =========             =========















                The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED

                                                                                                    JUNE 30,

                                                                                     _______________________________________

                                                                                           2000                  1999
                                                                                     ___________________   __________________


CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                                           $  (589,571)          $  (768,949)
      Adjustments to reconcile net loss to cash used in operating activities:
          Depreciation                                                                         55,098                17,098
          Amortization of intangibles                                                           3,882                   351
          Changes in assets and liabilities:

               Prepaid expenses and other current assets                                      299,521                19,602
               Accounts payable, accrued expenses and other current liabilities             (399,687)             (154,118)
                                                                                     ----------------      ----------------


NET CASH USED IN OPERATING ACTIVITIES                                                       (630,757)             (886,016)
                                                                                     ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of property and equipment                                                    (147,257)             (410,313)

      Restricted Cash                                                                         188,894                   ---
                                                                                              -------                   ---


NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                            41,637             (410,313)
                                                                                               ------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from issuance of common stock and warrants                                     238,461                   ---
      Proceeds from issuance of common stock and warrants in connection

          with private placement                                                                  ---             4,418,750
                                                                                             __________           _________


NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     238,461             4,418,750
                                                                                             _________            _________

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     (350,659)             3,122,421

CASH AND CASH EQUIVALENTS - beginning                                                       3,937,217             1,559,443
                                                                                          ___________           ___________

CASH AND CASH EQUIVALENTS - ending                                                        $ 3,586,558           $ 4,681,864
                                                                                          ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid for interest                                                                $     ---            $    1,142
      Cash paid for income taxes                                                                  555                   ---

NONCASH FINANCING ACTIVITIES

      Issuance of Stock Subscriptions                                                       $     ---            $   43,750






                  The   accompanying   notes  are  an   integral   part  of  the
consolidated financial statements.


                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

NOTE 1       - BASIS OF PRESENTATION
               ---------------------

               The information in this Form 10-QSB includes the results of operations of Elite Pharmaceuticals, Inc. ("the Company") and its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite"), for the three months ended June 30, 2000 and 1999. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

               The accounting policies utilized in the preparation of this Form 10-QSB are the same as those set forth in the Company's Form 10K-SB at March 31, 2000 and should be read in conjunction with the disclosures presented therein.

               The Company does not anticipate being profitable for fiscal year 2001, therefore a current provision for income tax was not established for the three months ended June 30, 2000.

               This quarterly report may contain forward-looking statements which involve certain risks and uncertainties. Important factors could arise which could cause the Company's operating results to differ materially from those contained in any forward looking statement.

NOTE 2       - EARNINGS PER SHARE
               ------------------

               Earnings per share are based on the weighted average number of shares outstanding during each period presented. The Company has adopted FAS 128, "Earnings Per Share" and has restated prior periods to comply with the provisions of this pronouncement. Common stock equivalents have not been included as their effect would be antidilutive.

NOTE 3       - COMMITMENTS
               -----------

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

               On June 30, 1999, this consulting agreement was amended to provide for payment of a monthly consulting fee of $5,000, commencing on July 1, 1999 and terminating on December 1, 2000.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

NOTE 4       - STOCKHOLDER'S EQUITY
               --------------------

               Private Placement Offering
               --------------------------

               In a private placement offering dated May 17, 1999, the Company raised $4,462,500 from the sale of 12.75 units of its securities; each unit consisting of 100,000 shares of common stock of the Company and 50,000 warrants, each warrant entitling the holder to purchase one share of common stock at an exercise price of $5.00 per share during the five year period commencing with the date of closing of the private placement memorandum (June 16, 1999). The price per unit was $350,000. The Company issued 1,275,000 shares of common stock and 637,500 warrants to purchase common stock, at an exercise price of $5.00 per share.

               The Company raised net proceeds of $4,452,500 from the private placement after legal fees of $10,000.

NOTE 5       - BOND FINANCING OFFERING
               -----------------------

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

               The bonds are collateralized by a first lien on the building which includes property and equipment. Several restricted cash accounts are maintained in connection with the issuance of these bonds. These include amounts restricted for payments of bond principal and interest, for the refinancing of the land and building the Company currently owns, for the purchase of certain manufacturing equipment and related building improvements as well as for the maintenance of a $300,000 Debt Service Reserve. All restricted amounts other that the $300,000 Debt Service Reserve are expected to be expended within twelve months and are therefore categorized as current assets.

NOTE 6       - MEMORANDUM OF UNDERSTANDING
               ---------------------------

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

                           ELITE PHARMACEUTICALS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 1999

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

Period Ended June 30, 2000 vs. Period Ended June 30, 1999

         Elite's revenues for the periods ended June 30, 2000 were $0, a decrease of $693 or approximately 100% over the comparable period of the prior year. Net revenues consisted of consulting and test fees of $693 for the comparable period of the prior year.
                                      -8-

                           ELITE PHARMACEUTICALS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 1999

                                   (CONTINUED)

Period Ended June 30, 2000 vs. Period Ended June 30, 1999 (Continued)

         General and administrative expenses for the period ended June 30, 2000 were $158,016, a decrease of $218,221, or approximately 58% from the comparable period of the prior year. The decrease in general and administrative expenses was substantially due to a decrease in consulting fees.

         Research and development costs for the period ended June 30, 2000, were $374,008, a decrease of $20,468 or approximately 5% from the comparable period of the prior year. Research and development costs have remained constant with the comparable period of the prior year and are comprised of expenditures for laboratory raw materials, supplies, payments to clinical organizations for conducting biostudies on drug products developed by the Company, and new hires. These expenditures have been made possible principally because of the Company raising equity in its May 1999 private placement offering and incurring debt in connection with the issuance of New Jersey Economic Development Authority (NJ
EDA) Bonds, and reflects increased efforts to develop drug release products and technology in accordance with management's plan of operations.

         Elite's net loss for period ended June 30, 2000 was $589,571 as compared to $768,949 for the comparable period of the prior year. The decrease in the net loss was primarily due to the decrease in general and administrative expenses.

Material Changes in Financial Condition

         The Company's working capital (total current assets less total current liabilities), which was $4,134,837 as of March 31, 2000, decreased to $3,695,448 as of June 30, 2000. The decrease in working capital is due to the Company's utilization of EDA Bond proceeds to purchase manufacturing and laboratory equipment and related building improvements.

         The Company experienced negative cash flow from operations of $630,757 for the period ended June 30, 2000 primarily due to the Company's net loss of $589,571.


Forward Looking Statements

         This report contains forward-looking statements that describe the Company's business prospects. These statements involve risks and uncertainties including, but not limited to, rapid technology changes, regulatory uncertainty, level of demand for the Company's products and services, product acceptance, industry wide competitive factors, and political, economic or other conditions. Furthermore, market trends are subject to changes which could adversely affect future results. Reference should be made to the Company's Prospectus for its initial public offering declared effective on August 14, 1998, and the supplement to the Prospectus dated August 19, 1998, for additional discussion concerning such risk factors.
                                      -9-

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

                         None

ITEM 5.           OTHER INFORMATION

                         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits:

                         27 - Financial Data Schedule

                  (b) Reports on Form 8-K No report on Form 8-K has been filed during quarter ending June 30, 2000.
                                      -10-


                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              ELITE PHARMACEUTICALS, INC.

                           Date: August 10, 2000              By: /s/Atul M. Mehta

                                                              ---------------------------------------------------
                                                              Atul M. Mehta

                                                              President & Chief Executive Officer
                                                              (Principal Executive Officer)

                           Date: August 10, 2000              By: /s/Mark I. Gittelman

                                                              ---------------------------------------------------
                                                              Mark I. Gittelman
                                                              Chief Financial Officer and Treasurer
                                                              (Principal Financial & Accounting Officer)