Form 10QSB
period 2000-09-30
ELITE PHARMACEUTICALS INC /DE/
filed 2000-11-13
CIK 1053369


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended                                  September 30, 2000
                                 -------------------------------------------------------


                                       or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended                         to


                                               Commission File Number: 333-45241
---------------------------------------------------------------------------------------------------------------------------


                                             ELITE  PHARMACEUTICALS, INC.
---------------------------------------------------------------------------------------------------------------------------
                               (Exact name of registrant as specified in its charter)


Delaware                                                                        22-3542636
--------------------------------------------------------------         -----------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)



165 Ludlow Avenue, Northvale, New Jersey                                                  07647
--------------------------------------------------------------         -----------------------------------
(Address of principal executive offices)                                              (Zip Code)



                                                                      (201) 750-2646
------------------------------------------------------------------------------------------------------------------------------------
                               (Registrant's telephone number, including area code)



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

                                                                                                   Yes [  ] No [  ]

                                       APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares  outstanding  of the issuer's  common stock as of September
30, 2000 is 8,915,054.


                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                 Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of September 30, 2000 and
            September 30, 1999 (unaudited)                                                           3

           Consolidated Statements of Operations for the six months
           ended September 30, 2000 and September 30, 1999 (unaudited)                               4

           Consolidated Statements of Cash Flows for the six months
           ended September 30, 2000 and September 30, 1999 (unaudited)                               5

           Notes to Form 10-QSB                                                                    6 - 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           8 - 9

PART II  OTHER INFORMATION                                                                          10

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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                                September 30,           March 31,

                                                                                  2000                   2000
                                                                           ------------------     ------------------
                                     ASSETS




CURRENT ASSETS:

       Cash and cash equivalents                                                  $ 2,973,481           $ 3,937,217

       Restricted cash                                                                247,112               571,730

       Prepaid expenses and other current assets                                       57,149               338,670


       Receivable for capital stock                                               17,015,000                    ---
                                                                                  -----------           -----------
           Total current assets                                                   20,292,742              4,847,617

PROPERTY AND EQUIPMENT, net of accumulated

       depreciation and amortization                                                2,590,280             2,479,327



INTANGIBLE ASSETS - net of accumulated amortization                                    28,394                29,564


OTHER ASSETS:


       Deposits                                                                     1,316,940             1,315,710

       Restricted cash                                                                300,000               300,000

       EDA Bond offering costs, net of accumulated amortization                       183,568               190,165
                                                                            -----------------        ---------------

                                                                                   24,711,924             9,162,383
                                                                            =================        ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY




CURRENT LIABILITIES:

       Current portion of EDA Bonds                                                   120,000               115,000

       Accounts payable and accrued expenses                                          118,507               597,780


       Amount payable to Joint Venture                                             12,015,000                   ---
                                                                                   ----------                   ---

           Total current liabilities                                               12,253,507               712,780



EDA BONDS - net of current portion                                                  2,765,000             2,885,000
                                                                                   ----------            ----------

                                                                                   15,018,507             3,597,780

COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY:

       Preferred stock - $.01 par value; 20,000 shares authorized;

           Series A convertible exchangeable Preferred stock; 12,015

           shares designated, and no shares issued and outstanding

       Preferred stock - $.01 par value; 7,250,000 shares authorized;

            Series B convertible preferred stock; 4,806,000 shares

            Designated, and no shares issued and outstanding

       Common stock - $.01 par value;

           Authorized - 25,000,000 shares issued and outstanding -

           8,915,054 and 8,855,519 shares, respectively                                89,150                88,555

       Common stock issuable                                                        5,000,000                   ---

       Preferred stock issuable                                                    12,015,000                   ---

       Additional paid capital                                                     12,780,196            12,511,080

       Accumulated deficit                                                       (20,190,929)           (7,035,032)
                                                                              ----------------     ----------------

           Total stockholders' equity                                               9,693,417             5,564,603
                                                                              ----------------     ----------------

                                                                                 $ 24,711,924           $ 9,162,383
                                                                              ===============      ================

                The accompanying  notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


--------------------------------------------------------------- ------------------------------------------------------------------
                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                                ------------------------------------------------------------------
                                                                      2000             1999              2000             1999
                                                                ------------------------------------------------------------------
                                                                -------------------------------------------------------------------


REVENUES


         Consulting and test fees                                       $      0        $     215          $      0        $     908
                                                                        --------        ---------          --------        ---------

               Total revenues
                                                                -------------------------------------------------------------------
                                                                               0              215                 0              908
                                                                               -              ---                 -              ---



OPERATING EXPENSES:

         Research and development                                        331,892          542,479           705,900          936,955

         General and administrative                                      162,753          198,315           320,769          574,552


         Depreciation and amortization                                    58,980           18,523           117,960           35,972
                                                                          ------          --------         --------           ------
                                                                         553,625          759,317         1,144,629        1,547,479
                                                                         -------          --------        ---------          -------



LOSS FROM OPERATIONS                                                   (553,625)        (759,102)       (1,144,629)      (1,546,571)
                                                                      ----------         ---------      -----------     ------------
OTHER INCOME (EXPENSES):

         Interest income                                                  60,383           42,912           120,496           62,431

         Interest expense                                               (57,382)          (1,196)         (115,507)          (2,195)

         Equity in loss of Joint Venture                            (12,015,000)              ---      (12,015,000)              ---
                                                                  --------------              ---      ------------              ---

                                                                    (12,011,999)                       (12,010,011)
                                                                    ------------              ---      ------------              ---
                                                                                           41,716                             60,236
                                                                                           ------                             ------



LOSS BEFORE PROVISION FOR INCOME TAXES                              (12,565,624)        (717,386)      (13,154,640)      (1,486,335)
                                                                    ------------        ---------      ------------      -----------




PROVISION FOR INCOME TAXES                                                   700              ---            1,255               ---
                                                                             ---              ---            -----               ---



NET LOSS                                                           $(12,566,324)      $ (717,386)     $(13,155,895)    $ (1,486,335)
                                                                   =============      ===========     =============    =============



NET LOSS PER COMMON SHARE                                            $    (1.41)       $   (0.08)     $    (1.48)      $    (0.19)
                                                                     ===========       ==========     ===========      =============




         COMMON SHARES OUTSTANDING                                     8,911,329        8,520,037        8,885,287      7,986,838
                                                                     ===========        =========       ===========    =============













               The accompanying notes are an integral part of the consolidated financial statements.


                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

----------------------------------------------------------------------------------------------- -----------------------------------
                                                                                                             SIX MONTHS ENDED
                                                                                                               SEPTEMBER 30,

                                                                                                -----------------------------------
                                                                                                        2000                   1999
                                                                                                -----------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:

           Net loss                                                                             $(13,155,895)          $(1,486,335)

           Adjustments   to  reconcile  net  loss  to  cash  used  in  operating
activities:



                Depreciation                                                                         110,193                34,375

                Amortization of intangibles                                                            7,767                 1,777

                Equity in loss of Joint Venture                                                   12,015,000                   ---

                Changes in assets and liabilities:

                     Consulting and test fees receivable                                                ---                   ---

                     Prepaid expenses and other current assets                                       281,521                15,644

                     Accounts payable, accrued expenses and other current liabilities               (479,275)              (36,570)

     NET CASH USED IN OPERATING ACTIVITIES                                                        (1,220,689)           (1,471,109)
                                                                                                  -----------           -----------


     CASH FLOWS FROM INVESTING ACTIVITIES:

           Purchase of property and equipment                                                       (221,146)             (648,172)
           Payment of deposit for property and equipment                                              (1,230)             (144,000)

           Payments for Patent Filings                                                                   ---                   ---


           Restricted cash                                                                           324,618           (1,975,603)
                                                                                                    -----------         -----------
     NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                                             102,242           (2,767,775)
                                                                                                    -----------         -----------



     CASH FLOWS FROM FINANCING ACTIVITIES:

           Proceeds from issuance of NJ Economic Development Authority (EDA) Bonds                      ---             3,000,000

           Payments of offering costs in connection with issuance of EDA Bonds                          ---             (193,560)

           Proceeds from issuance of common stock and warrants

                in connection with private placement                                                    ---             4,462,500

           Payments of offering costs in connection with private placement                              ---               (10,000)

           Proceeds from issuance of common stock and warrants                                      269,711               114,800

           Principal Payments on Capital Lease Obligation                                               ---               (26,827)

           Principal repayments of NJEDA Bonds                                                     (115,000)                  ---


     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                            154,711             7,346,913
                                                                                                 -----------            ---------



     NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       (963,736)            3,108,029



     CASH AND CASH EQUIVALENTS - beginning                                                        3,937,217             1,559,443
                                                                                                  ---------             ---------

     CASH AND CASH EQUIVALENTS - ending                                                         $ 2,973,481            $4,667,472
                                                                                                ===========            ==========



     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

           Cash paid for interest                                                               $  116,250             $   1,196
           Cash paid for income taxes                                                                1,255                   200



     SUPPLEMENTAL SCHEDULE NONCASH FINANCING ACTIVITIES:

           Preferred Stock Issuance in Exchange for Interest in Joint Venture                  $ 12,015,000              $    ---





          The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                  SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1       - BASIS OF PRESENTATION

               The information in this Form 10-QSB includes the results of operations of Elite Pharmaceuticals, Inc. ("the Company") and its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite"), for the six months ended September 30, 2000 and 1999. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

               The accounting policies utilized in the preparation of this Form 10-QSB are the same as those set forth in the Company's Form 10K-SB at March 31, 2000 and should be read in conjunction with the disclosures presented therein.

               The Company does not anticipate being profitable for fiscal year 2001, therefore a current provision for income tax was not established for the six months ended September 30, 2000.

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

               On September 30, 1999, this consulting agreement was amended to provide for payment of a monthly consulting fee of $5,000, commencing on July 1, 1999 and terminating on December 1, 2000.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                  SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 4       - STOCKHOLDER'S EQUITY

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

               Joint Venture Subscription Offering

               On September 21, 2000, 409,165 shares of the Company's common stock and 12,015 shares of a newly created Elite Series A convertible exchangeable preferred stock ("Series A Preferred Stock") will be issued to Elan International Services, Ltd.
               ("EIS")  for   consideration   of  $5,000,000  and   $12,015,000,
               respectively, during the month of October. Proceeds from the sale of the Series A Preferred Stock were used to fund the Company's 80.1% share of Elite Research, Ltd. ("ERL"), a joint venture with EIS.

               The Series A Preferred Stock accrues a dividend of 7% per annum, compounded annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock is convertible at anytime after two years, at EIS's option, into the Company's common stock at a price of $18.00 per share. For the quarter ended September 30, 2000, the Company accrued no dividends on the Series A Preferred Stock.

NOTE 5       - BOND FINANCING OFFERING

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

               The bonds are collateralized by a first lien on the building, which includes property and equipment. Several restricted cash accounts are maintained in connection with the issuance of these bonds. These include amounts restricted for payments of bond principal and interest, for the refinancing of the land and building the Company currently owns, for the purchase of certain manufacturing equipment and related building improvements as well as for the maintenance of a $300,000 Debt Service Reserve. All restricted amounts other that the $300,000 Debt Service Reserve are expected to be expended within twelve months and are therefore categorized as current assets.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                  SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 6       - MEMORANDUM OF UNDERSTANDING

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

NOTE 7       - COLLABORATIVE AGREEMENTS

               In October  2000,  Elite  entered  into a joint  development  and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, is initially owned 80.1% by Elite and 19.9% by Elan. ERL will fund its research through capital contributions from its partners based on the partners' ownership percentage. ERL will subcontract research and development efforts to Elite, Elan and others. It is anticipated that Elite will likely provide most of the formulation and development work. Elite has not yet begun to subcontract development work for ERL.

               While the Company owns 80.1% of the outstanding common stock of ERL, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, the Company will not consolidate the financial statements of ERL, but will instead account for its investment in ERL under the equity method of accounting.

               For the quarter ended September 30, 2000, ERL recognized a net loss of $15,000,000. The net loss includes a $15,000,000 payment to Elan for a technology license fee. Elite recognized 80.1% of ERL's loss, or approximately $12,015,000 for the three months ended September 30, 2000. To date, ERL has not recognized any revenue.

                           ELITE PHARMACEUTICALS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

              SIX MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO

                  THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1999





Introduction

         The Company has developed nine oral controlled release pharmaceutical products to varying states of the development process.

         Elite Labs has also conducted several research and development projects on behalf of several large pharmaceuticals companies. These activities have generated only limited revenue for Elite Labs to date.

         In October 2000, Elite entered into a joint development and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, is initially owned 80.1% by Elite and 19.9% by Elan. ERL will fund its research through capital contributions from its partners based on the partners' ownership percentage. ERL will subcontract research and development efforts to Elite, Elan and others. Elite has not yet begun to subcontract development work for ERL.

         In September 2000, Elite received approval of its application to sell approximately $2,200,000 in New Jersey Net Operating Tax losses under the New Jersey Economic Development Agency's Technology Business Tax Certificate Program. The Company expects to receive approximately $400,000 from the proceeds of this sale.

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

Period Ended September 30, 2000 vs. Period Ended September 30, 1999

         Elite's revenues for the period ended September 30, 2000 were $0, a decrease of $908 or approximately 100% over the comparable period of the prior year. Net revenues consisted of consulting and test fees of $908 for the comparable period of the prior year.

                           ELITE PHARMACEUTICALS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

              SIX MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO

                  THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1999

                                   (CONTINUED)

Period Ended September 30, 2000 vs. Period Ended September 30, 1999 (Continued)

         General and administrative expenses for the period ended September 30, 2000 were $320,769, a decrease of $253,783, or approximately 44% from the comparable period of the prior year. The decrease in general and administrative expenses was substantially due to a decrease in consulting fees.

         Research and development costs for the period ended September 30, 2000, were $705,900, a decrease of $231,955 or approximately 25% from the comparable period of the prior year. Research and development costs have declined as the Company has not undertaken a similar kind of biostudies as was the case in the comparable period of the prior year.

         Elite's net loss for period ended September 30, 2000 was $13,155,895 as compared to $1,486,335 for the comparable period of the prior year. The increase in the net loss was primarily due to a one time charge of $12,015,000 representing the equity in the loss of its 80.1% owned joint venture, Elite Research, Ltd.

Material Changes in Financial Condition

         The Company's working capital (total current assets less total current liabilities), which was $4,134,837 as of March 31, 2000, increased to $8,039,235 as of September 30, 2000. The increase in working capital is due to the issuance of stock subscriptions of $17,015,000 in connection with its joint venture in ERL offset by the $12,015,000 which is payable to ERL.

         The  Company   experienced   negative  cash  flow  from  operations  of
$1,220,689 for the period ended September 30, 2000 primarily due to the Company's net loss from operations of $1,144,629.

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                         None

ITEM 5.           OTHER INFORMATION
                         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits:

                         27 - Financial Data Schedule

                  (b)    Reports on Form 8-K. The Company filed a report on Form
                         8-K on October 26, 2000 to report transactions with Elan Corporation, plc. No financial statements were filed.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              ELITE PHARMACEUTICALS, INC.

                           Date: November13, 2000             By: /s/Atul M. Mehta

                                                              ---------------------------------------------------
                                                              Atul M. Mehta
                                                              President & Chief Executive Officer
                                                              (Principal Executive Officer)


                           Date: November 13, 2000            By: /s/Mark I. Gittelman

                                                              ---------------------------------------------------
                                                              Mark I. Gittelman
                                                              Chief Financial Officer and Treasurer
                                                              (Principal Financial & Accounting Officer)
