Form 10QSB
period 2000-12-31
ELITE PHARMACEUTICALS INC /DE/
filed 2001-02-14
CIK 1053369




                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended                                 December 31, 2000
                               -------------------------------------------------


                                       or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended         to


                                               Commission File Number: 333-45241
--------------------------------------------------------------------------------


                                               ELITE  PHARMACEUTICALS, INC.
------------------------------------------------------------------------------------
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



                                            (201) 750-2646
----------------------------------------------------------------------------------------------------------
                               (Registrant's telephone number, including area code)



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

                                                                Yes [  ] No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares  outstanding of the issuer's common stock as of February 7,
                                                                     -----------
2001 is 9,371,869.
----    ---------



                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                 Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of December 31, 2000 and
            December 31, 1999 (unaudited)                                                            3

           Consolidated Statements of Operations for the six months
           ended December 31, 2000 and December 31, 1999 (unaudited)                                 4

           Consolidated Statements of Cash Flows for the six months
           ended December 31, 2000 and December 31, 1999 (unaudited)                                 5

           Notes to Form 10-QSB                                                                    6 - 10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                          11 - 12

PART II  OTHER INFORMATION                                                                           13

           Item 1 Legal Proceedings
           Item 2 Changes in Securities
           Item 3 Defaults Upon Senior Securities

           Item 4  Submission  of Matters to a Vote of  Security-Holders Item 5
           Other Information Item 6 Exhibits and Reports on Form 8-K

SIGNATURES                                                                                           14




                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                              December 31,            March 31,
                                                                                  2000                   2000
                                                                            ------------------     -----------------
                                     ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                  $ 7,854,709           $ 3,937,217
       Restricted cash                                                                331,890               571,730
       Amount Receivable from Joint Venture                                             7,781                   ---
       Prepaid expenses and other current assets                                       34,415               338,670
                                                                            -----------------      ----------------
           Total current assets                                                   $ 8,228,795             4,847,617

PROPERTY AND EQUIPMENT, net of accumulated
       depreciation and amortization                                                2,546,201             2,479,327

INTANGIBLE ASSETS - net of accumulated amortization                                    27,809                29,564

OTHER ASSETS:

       Deposits                                                                     1,316,940             1,315,710
       Restricted cash                                                                300,000               300,000
                                                                                      180,268               190,165
       EDA Bond offering costs, net of accumulated amortization
       Amount receivable from sale of state tax losses                                146,132                 ---
                                                                            -----------------        --------------
                                                                                   12,746,145             9,162,383
                                                                            =================        ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of EDA Bonds                                                   120,000               115,000
       Accounts payable and accrued expenses                                          106,147               597,780

       Amount Payable to Joint Venture                                                  6,233                   ---
                                                                            -----------------      ----------------
           Total current liabilities                                                  232,380               712,780

EDA BONDS - net of current portion                                                  2,765,000             2,885,000
                                                                            -----------------      ----------------
                                                                                    2,997,380             3,597,780
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock at liquidating value of  $1,000  per  share - $.01 par value; 20,000 shares authorized; Series A convertible  exchangeable
           Preferred stock; 12,015 issued and outstanding
                                                                                   12,015,000                   ---
       Preferred stock - $.01 par value; 7,250,000 shares authorized;
            Series B convertible preferred stock; 4,806,000 shares
            Designated, and no shares issued and outstanding
                                                                                          ---                   ---
       Common stock - $.01 par value;
           Authorized - 25,000,000 shares issued and outstanding -
           9,365,619 and 8,855,519 shares, respectively                                93,656                88,555
       Additional paid capital                                                     18,024,090            12,511,080
       Accumulated deficit                                                       (20,383,981)           (7,035,032)
                                                                            -----------------      ----------------

           Total stockholders' equity                                               9,748,765             5,564,603
                                                                                 ------------      ----------------
                                                                                 $ 12,746,145           $ 9,162,383
                                                                                 ============      ================
                The accompanying  notes are an integral part of the consolidated financial statements.










                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          DECEMBER 31,                       DECEMBER 31,
                                                                --------------------------------------------------------------------
                                                                      2000             1999              2000             1999
                                                                --------------------------------------------------------------------


REVENUES


         Product Formulation Fees                                     $    7,781        $     ---        $    7,781        $     ---


         Consulting and test fees                                          1,000            6,000             1,000            6,908
                                                                       ---------            -----             -----            -----


               Total revenues

                                                                           8,781            6,000             8,781            6,908
                                                                           -----            -----             -----            -----

OPERATING EXPENSES:

         Research and development                                        330,096          595,970         1,035,996        1,532,925

         General and administrative                                      219,978          146,505           540,747          721,057


         Depreciation and amortization                                    58,980           20,674           176,940           56,646
                                                                          ------           ------       ------------          ------

                                                                         609,054                          1,753,683
                                                                       ---------         ---------      ------------       ---------
                                                                                          763,149                          2,310,628
                                                                                         ---------                         ---------


LOSS FROM OPERATIONS                                                   (600,273)        (757,149)       (1,744,902)      (2,303,720)
                                                                       ---------        ----------      ------------     -----------



OTHER INCOME (EXPENSES):

         Interest income                                                 101,008           76,615           221,504          139,046

         Interest expense                                               (55,897)            (428)          (171,404)         (2,623)


                                                                         (6,233)

         Equity in loss of Joint Venture                                                      ---      (12,021,233)              ---
                                                                         -------              ---     --------------             ---

                                                                                                       (11,971,133)
                                                                         -------          -------      --------------        -------
                                                                          38,878           76,187                            136,423
                                                                          ------          -------                            -------




LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES                        (561,395)        (680,962)      (13,716,035)      (2,167,297)
                                                                       ---------  ---------------  -----------------  --------------




PROVISION (CREDIT) FOR INCOME TAXES                                   (368,343)               ---         (367,088)              ---
                                                                      ----------              ---         ---------              ---



NET LOSS                                                             $ (193,052)      $ (680,962)    $ (13,348,947)     $(2,167,297)
                                                                     ===========      ===========    ==============     ============


NET LOSS PER COMMON SHARE                                             $    (.02)       $    (.08)  $        (1.47)   $         (.27)
                                                                      ==========       ==========  ===============   ===============


WEIGHTED AVERAGE NUMBER OF

         COMMON SHARES OUTSTANDING                                     9,140,337                          9,110,569
                                                                      ==========       ==========  ================        =========
                                                                                        8,556,800                          8,177,515
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


                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                             NINE MONTHS ENDED
                                                                                                               DECEMBER 31,


                                                                                                ------------------------------------
                                                                                                        2000                   1999
                                                                                                ------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:

           Net loss                                                                               $(13,348,947)         $(2,167,297)

           Adjustments   to  reconcile  net  loss  to  cash  used  in  operating
 activities:


                Depreciation                                                                           165,288                51,292

                Amortization of intangibles                                                             11,652                 5,354

                Equity in loss of Joint Venture                                                     12,021,233                   ---

                Changes in assets and liabilities:

                     Prepaid expenses and other current assets                                         296,474               33,693

                     Accounts payable, accrued expenses and other current liabilities                 (491,633)            (161,992)
                                                                                            ----     -------------        ----------

     NET CASH USED IN OPERATING ACTIVITIES                                                          (1,345,933)          (2,238,950)
                                                                                            ----     -------------       -----------



     CASH FLOWS FROM INVESTING ACTIVITIES:

           Purchase of property and equipment                                                         (232,164)          (1,186,898)

           Payment of deposit for property and equipment                                                (1,230)            (144,000)

           Receivable from sale of New Jersey Tax Losses                                             (146,132)                   ---

           Restricted cash                                                                             239,840           (1,201,353)
                                                                                       -----         ---------          ------------

     NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                                              (139,686)          (2,532,251)
                                                                                       -----         ---------          ------------


     CASH FLOWS FROM FINANCING ACTIVITIES:

           Proceeds from issuance of NJ Economic Development Authority (EDA) Bonds                         ---             3,000,000

           Payments of offering costs in connection with issuance of EDA Bonds                             ---             (193,560)

           Proceeds from issuance of common stock and warrants

                in connection with private placement                                                       ---             4,462,500

           Payments of offering costs in connection with private placement                                 ---              (10,000)
           Payments of registration costs in connection with private placement                             ---               (7,878)

           Proceeds from issuance of common stock and warrants                                       5,518,111               131,864

           Principal Payments on Capital Lease Obligation                                                  ---              (38,837)

           Principal repayments of NJEDA Bonds                                                        (115,000)                  ---
                                                                                       ------         ---------            ---------

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                             5,403,111             7,344,089
                                                                                       ------         ---------            ---------



     NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         3,917,492             2,572,888



     CASH AND CASH EQUIVALENTS - beginning                                                           3,937,217             1,559,443
                                                                                       ------         ---------            ---------

     CASH AND CASH EQUIVALENTS - ending                                                            $ 7,854,709            $4,132,331
                                                                                                   ===========            ==========



     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

           Cash paid for interest                                                                   $  116,250             $   2,623

           Cash paid for income taxes                                                                    1,255                   200




           Preferred Stock Issuance in Exchange for Interest in Joint Venture                     $ 12,015,000              $    ---



          The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1       - BASIS OF PRESENTATION
               ---------------------

               The information in this Form 10-QSB includes the results of operations of Elite Pharmaceuticals, Inc. ("the Company") and its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite"), for the nine months ended December 31, 2000 and 1999. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

               The accounting policies utilized in the preparation of this Form 10-QSB are the same as those set forth in the Company's Form 10K-SB at March 31, 2000 and should be read in conjunction with the disclosures presented therein.

               The Company does not anticipate being profitable for fiscal year 2001, therefore a current provision for income tax was not established for the nine months ended December 31, 2000.

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

               On December 31, 1999, this consulting agreement was amended to provide for payment of a monthly consulting fee of $5,000, commencing on July 1, 1999 and terminating on December 1, 2000.

               On November 14, 2000, the Company entered into a referral agreement with a member of its Board of Directors to provide certain consulting services for the period of November 1, 2000 through October 31, 2003. The Company previously advanced $20,000 under a prior agreement dated April 8, 1997 in addition to a payment of $50,000 made during the quarter ended December 31, 2000.

               The agreement calls for 25 monthly installments of $3,200 beginning on December 1, 2001.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

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

               Joint Venture Subscription Offering
               -----------------------------------

               On September 21, 2000, 409,165 shares of the Company's common stock and 12,015 shares of a newly created Elite Series A convertible exchangeable preferred stock ("Series A Preferred Stock") were issued to Elan International Services, Ltd. ("EIS") for consideration of $5,000,000 and $12,015,000, respectively, during the month of October. Proceeds from the sale of the Series A Preferred Stock were used to fund the Company's 80.1% share of Elite Research, Ltd. ("ERL"), a joint venture with EIS.

               The Series A Preferred Stock accrues a dividend of 7% per annum, compounded annually and payable in shares of Series A Preferred Stock. Dividends shall be accrued and compounded annually beginning on October 16, 2001. The Series A Preferred Stock is convertible at anytime after two years, at EIS's option, into the Company's common stock at a price of $18.00 per share and has a term of six years. At the end of the sixth year, at the option of Elite, the Series A Preferred Stock shall either be redeemed in cash in an amount equal to the aggregate outstanding liquidation preference and accrued dividends or be redeemed by the issuance or shares of Elite common stock at fair market value. For the quarter ended December 31, 2000, the Company accrued no dividends on the Series A Preferred Stock.

               For a period of one year after the issuance of the above securities, EIS shall have the right to require registration under the Securities Act of all or part of these securities. All registration expenses will be borne by EIS. EIS also has the right to piggyback registration if at any time the Company shall propose to register shares of common stock under the Securities Act.

               On October 17, 2000, the Company also authorized 7,250,000 shares of newly created Elite Series B Preferred Stock of which 4,806,000 has been designated for issuance to EIS for a total consideration of $4,806,000. These shares can be issued upon demand by Elite in increments of $500,000 and shall be used to fund Elite's 80.10% portion of the future capital contributions to ERL and for subsequent funding of the research and development activities for ERL.

               Series B Preferred Stock shall be entitled to receive a mandatory dividend equal to 7% per year of the original issue price. Such dividend shall be accrued and compounded on each succeeding twelve month anniversary of the first issuance and is payable solely by the issuance of additional Series B Preferred Stock, at a price per share equal to the original issue price and not in cash. Dividends shall be compounded commencing one year after issuance. Additionally, Class B Preferred Stock shall have a senior liquidation preference of $1 per share (original issue price) plus any accrued and unpaid dividends.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)



               Additionally, Series B Stock shall be exchangeable, at the option of EIS, at any time after two years from the date of issuance through October 17, 2006, into shares of the Company's common stock using an exchange price of $14.84.

               On October 17, 2006, at the option of Elite, Series B Stock can be redeemed in cash or by the issuance of shares of Elite common stock at a fair market value equal to the Series A liquidation preference and accrued dividends.

               As of December 31, 2000, no capital contributions were required on behalf of ERL and, accordingly, the Company has not issued any series B Preferred Stock.

               In addition to the offering above, on October 17, 2000 the Company issued EIS 100,000 warrants to purchase common stock of Elite Pharmaceuticals at the exercise price of $18 per share. The warrants are exercisable at any time on or before October 17, 2005.

NOTE 5       - BOND FINANCING OFFERING
               -----------------------

               On September 2, 1999, the Company completed the issuance of tax exempt bonds by the New Jersey Economic Development Authority. The aggregate principal proceeds of the fifteen year term bonds were $3,000,000. Interest on the bonds accrues at 7.75% per annum. The proceeds, net of offering costs of $60,000, are being used by the Company to refinance the land and building it currently owns, and for the purchase of certain manufacturing equipment and related building improvements.

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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 7       - COLLABORATIVE AGREEMENTS
               ------------------------

               In October  2000,  Elite  entered  into a joint  development  and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, is initially owned 80.1% by Elite and 19.9% by Elan. ERL will fund its research through capital contributions from its partners based on the partners' ownership percentage. ERL will subcontract research and development efforts to Elite, Elan and others. It is anticipated that Elite will likely provide most of the formulation and development work. Elite has commenced some preliminary work for one product as of December 31, 2000.

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

               For the period ended December 31, 2000, ERL recognized a net loss of $15,007,781. The net loss includes a $15,000,000 payment to Elan for a technology license fee as well as $7,781 due to Elite for services rendered to ERL. Elite recognized 80.1% of ERL's loss, or $12,021,233 for the period ended December 31, 2000. To date, ERL has not recognized any revenue. In December 2000, the joint venture had its first organizational meeting and approved one product for development.

               As of December 31, 2000, the Company owed ERL $6,233 representing its 80.1% contribution to ERL to cover ERL's expenses.

NOTE 8       - SALE OF STATE TAX LOSSES
               ------------------------

               The Company received approval for the sale of $4,872,267 of New Jersey net operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefit receivable by the Company is $368,343 of which $222,211 was received. The $368,343 is classified as "Provision (Credit) For Income Taxes" on the Consolidated Statement of Operations. The remaining balance of $146,132 will be received pending the NJEDA's authorization. Such amounts are classified as non-current assets on the accompanying consolidated balance sheet.

NOTE 9       - RECENTLY ISSUED ACCOUNTING STANDARDS
               -------------------------------------
               In December 1999, the SEC staff released Staff Accounting Bulletin No. 101 ("SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.The Company will adopt SAB 101 as required in the third quarter of 2000.The impact of the bulletin on the Company's financial position and results of operations is not expected to be material.

NOTE 10       - CONTINGENCY
               ------------

               Elite is the plaintiff in a civil action brought in the Superior Court of New Jersey on November 20, 2000 against three parties to recover damages in an unspecified amount based on the alleged failure of the defendants to properly perform and complete certain pharmaceutical tests and studies for which Elite paid approximately $950,000. The defendants have brought a counterclaim of approximately $253,000 allegedly due for services rendered to Elite by the defendants. Elite will vigorously contest the counterclaim.

               The action and counterclaim are in their preliminary stages, but if such action or counterclaim is in favor of defendants, the recovery, if any, would not have a material effect on the Company's financial condition or results of operation.



                           ELITE PHARMACEUTICALS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

              NINE MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO

                  THE NINE MONTH PERIOD ENDED DECEMBER 31, 1999


Introduction
------------
         The Company has developed nine oral controlled release pharmaceutical products to varying states of the development process.

         Elite Labs has also conducted several research and development projects on behalf of several large pharmaceuticals companies. These activities have generated only limited revenue for Elite Labs to date.

         In October 2000, Elite entered into a joint development and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, is initially owned 80.1% by Elite and 19.9% by Elan. ERL will fund its research through capital contributions from its partners based on the partners' ownership percentage. ERL will subcontract research and development efforts to Elite, Elan and others. Elite has commenced some preliminary work for the development of one product for ERL.

         In September 2000, Elite received approval of its application to sell $4,872,267 in New Jersey Net Operating Tax Losses under the New Jersey Economic Development Agency's Technology Business Tax Certificate Program. The Company expects to receive $368,343 from the proceeds of this sale. $222,211 was received during the quarter ending December 31, 2000.

Results of Consolidated Operations
----------------------------------

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

Period Ended December 31, 2000 vs. Period Ended December 31, 1999
-----------------------------------------------------------------

         Elite's revenues for the period ended December 31, 2000 were $8,781, an increase of $1,873 or approximately 27% over the comparable period of the prior year. For the period ended December 31, 2000, revenues consisted of product formulation fees of $7,781 earned in conjunction with the Company's joint venture in ERL and $1,000 of testing fees. Net revenues consisted of consulting and test fees of $6,908 for the comparable period of the prior year.

Period Ended December 31, 2000 vs. Period Ended December 31, 1999 (Continued)
------------------------------------------------------------------------------

         General and administrative expenses for the period ended December 31, 2000 were $540,747, a decrease of $180,310, or approximately 25% from the comparable period of the prior year. The decrease in general and administrative expenses was substantially due to a decrease in consulting fees.

         Research and development costs for the period ended December 31, 2000, were $1,035,996, a decrease of $496,929 or approximately 32% from the comparable period of the prior year. Research and development costs have declined as the Company has not undertaken a similar kind of biostudies as was the case in the comparable period of the prior year.

                           ELITE PHARMACEUTICALS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

              NINE MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO

                  THE NINE MONTH PERIOD ENDED DECEMBER 31, 1999

                                   (CONTINUED)

         Elite's net loss for period ended December 31, 2000 was $13,348,947 as compared to $2,167,297 for the comparable period of the prior year. The increase in the net loss was primarily due to $12,021,233 of equity in the loss of its 80.1% owned joint venture, Elite Research, Ltd. partially offset by the $368,343 of income recognized in connection with the sale of New Jersey net operating tax losses. The $12,021,233 equity in the loss of ERL includes a one time charge of $12,015,000 for the Company's 80.1% share of the $15,000,000 payment to Elan for a technology license fee.

Material Changes in Financial Condition
---------------------------------------

         The Company's working capital (total current assets less total current liabilities), which was $4,134,837 as of March 31, 2000, increased to $7,996,415 as of December 31, 2000. The increase in working capital is primarily due to the issuance of common stock of $5,000,000 in connection with its joint venture in ERL.

         The  Company   experienced   negative  cash  flow  from  operations  of
$1,345,933 for the period ended December 31, 2000 primarily due to the Company's net loss from operations of $1,744,902.

Forward Looking Statements
--------------------------

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

                                    ELITE PHARMACEUTICALS, INC.

Date: February 14, 2001           By: /s/Atul M. Mehta
                                    -----------------------------------
                                    Atul M. Mehta
                                    President & Chief Executive Officer
                                   (Principal Executive Officer)



Date: February 14, 2001           By: /s/Mark I. Gittelman

                                    -----------------------------------
                                    Mark I. Gittelman
                                    Chief Financial Officer and Treasurer
                                   (Principal Financial & Accounting Officer)