Form 10KSB
ELITE PHARMACEUTICALS INC /DE/
filed 2001-06-29
CIK 1053369

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   (Mark One)

           [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended: March 31, 2001

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

         Common                                          American Stock Exchange


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

             State issuer's revenues for its most recent fiscal year.  $95,246


         The aggregate market value of the voting and non-voting common equity (not including options and warrants exercisable for voting equity) held by non-affiliates (affiliates defined to include officers, directors and 10% shareholders) computed by reference to the closing price of that portion of the common equity that is publicly traded as of May 30, 2001 is $57,844,052.



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         The number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 9,376,389 shares of common stock as of May 29, 2001.


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


                                     PART I
                                     ------


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


Business of EPI
---------------

         EPI, through its wholly-owned subsidiary ELI, primarily engages in researching, developing, licensing, manufacturing, and marketing proprietary drug delivery systems and products. ELI's drug delivery technology involves releasing a drug into the bloodstream or delivering it to a target site in the body over an extended period of time or at predetermined times. Such products are designed to allow drugs to be administered less frequently, with reduced side effects and, in certain circumstances, in reduced dosages. ELI has concentrated on developing orally administered controlled release products. ELI primarily develops controlled release versions of various drugs. Nine of the controlled release products developed by ELI are either at the development or testing stage. The products include drugs which provide therapeutic benefits for angina and hypertension, a nonsteroidal analgesic drug, and one which appears to lower blood glucose by stimulating insulin from the pancreas. None of these products have yet been approved by the Food and Drug Administration ("FDA"), and Elite therefore does not yet market any products. ELI also engages in contract research and development activities sponsored by other pharmaceutical companies. ELI also continues to develop controlled release versions of drugs for other pharmaceutical companies using ELI's proprietary technology and information.

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

         ELI spent approximately $1,988,649 in the fiscal year ended March 31, 2000, and $1,475,487 in the fiscal year ended March 31, 2001 on research and development activities.

         The Company has acquired pharmaceutical manufacturing equipment with the intention of eventually manufacturing products developed by ELI as well as manufacturing products on a contract basis. The Company has registered its facilities with the FDA and the Drug Enforcement Agency (DEA).

         In October 2000, the Company entered into a Joint Development and Operating Agreement with Elan Corporation, plc and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, is initially owned 80.1% by the Company and 19.9% by Elan. ERL will fund its research through capital contributions from its partners based on the partners' ownership percentage. ERL will subcontract research and development projects to the Company, Elan and others. The company has been undertaking development of an initial product for ERL. The parties have recently commenced initial development activities with regard to a second product.

         On June 1, 2000, the Company entered into a Memorandum of Understanding with Inabata America Corporation ("Inabata"), an international trading company which markets specialty chemicals throughout the world in several industry segments including the pharmaceutical industry. The purpose of the Memorandum was to agree that the two parties would explore the possibility of entering into a joint venture for the purpose of marketing Elite products in Japan through the efforts of Inabata. The parties will review each other's capabilities and obtain information concerning regulatory procedures, price restrictions and marketing information for the Japanese markets. The parties will perform other due diligence investigations and analyses. The Company is currently negotiating with Inabata with respect to the terms under which the Company would formulate various products. Such negotiations, if successful, would result in an agreement between the parties on this aspect of the relationship.


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


Patents, Trademarks, Royalty Agreements etc.
--------------------------------------------

         ELI has received Notices of Allowance from the U.S. Patent and Trademark Office granting trademark protection for the following trademarks:
Albulite CR, Nifelite CR, Diltilite CD, Ketolite CR, Verelite CR and Glucolite
CR.

On February 16, 1999, Dr. Atul Mehta was awarded a patent on a controlled-release formulation of nefedipine (U.S. Patent No. 5,871,776). The United States market for controlled-release nifedipine is approximately one billion dollars. On May 11, 1999, Dr. Mehta was awarded a patent for method of preparation of controlled release nefedipine formulations (U.S. Patent No. 5,902,632). The Company is the beneficial owner of these patents, and these patents have been transferred by Dr. Mehta to the Company. On November 18, 1998, Dr. Mehta with two co-inventors was awarded a patent for the pulsed-release delivery system for methylphenidate (U.S. Patent No. 5,837,284). This latter patent was assigned to Celgene Corporation. This patent has subsequently been licensed by Celgene Corporation to Novartis Co. The Company owns certain manufacturing rights for methylphenidate. The Company licensed from Celgene Corporation rights for the pulsed-release technology with regard to all non-methylphenidate drugs.
         The Company has filed applications for two U.S. patents relating to formulations designed for chromodelivery and formulations for delayed and sustained release processes.

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

         Before a drug may be marketed, it must be approved by the FDA. FDA approval procedure for an ANDA relies on bio-equivalency tests which compare the applicant's drug with an already approved reference drug, rather than with clinical studies. Because ELI has concentrated, during the first few years of its business operations, on developing products which are intended to be bio-equivalent to existing controlled-release formulations, the Company expects that such drug products will require ANDA filings.

         The FDA approval procedure for an NDA is generally a two-step process. During the Initial Product Development stage, an investigational new drug ("IND") for each product is filed with the FDA. A 30-day waiting period after the filing of each IND is required by the FDA prior to the commencement of initial (Phase I) clinical testing in healthy subjects. If the FDA does not comment on or question the IND within such 30-day period, initial clinical studies may begin. If, however, the FDA has comments or questions, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In some instances this process could result in substantial delay and expense. Phase I studies are intended to demonstrate the functional characteristics and safety of a product.

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


Employees
---------

         As of June 6, 2001, the Company had 11 full-time employees and one part-time employee. Its full-time employees are engaged in administration, research and development; its part-time employee is engaged in administration. The Company believes its employee relations to be satisfactory. It is not a party to any labor agreements and none of its employees are represented by a labor union.


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


Reports to Security Holders
---------------------------

                  The Company files reports with the Securities and Exchange Commission, including Forms 10-QSB and 10-KSB. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as the Company that file electronically with the SEC. The Company's Internet address is: www.elitepharma.com.


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

         No disclosure required.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.



                                     PART II


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

Market Information
------------------

         The common stock of EPI first began public trading on July 23, 1998. The stock was traded on the NASDAQ over-the-counter bulletin board under the symbol "ELIP." On February 24, 2000, 13,912,856 shares of the Company's common stock (consisting of 8,560,355 shares issued and outstanding, 2,387,714 shares issuable upon exercise of options pursuant to the Company's 1997 Incentive Stock Option Plan, and 2,964,787 shares issuable upon exercise of warrants) were listed on the American Stock Exchange. The Company's shares are now traded on that exchange under the symbol "ELI."

         The Company's Class A warrants are listed on the NASDAQ over-the-counter bulletin board under the symbol "ELIPZ." The Company first began trading these warrants on September 11, 1998.

         The common stock of EPI's predecessor, Prologica, was listed in the pink sheets, but no active trading occurred in those securities.

         The high and low sales prices for each quarter within the last two fiscal years of the Company's common stock and the Company's warrants is as follows:


                               Fiscal Year Ended March 31, 2000

                                            Common Stock                                Warrants

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

Third Quarter                         $10 5/16        $7 13/16                    $6 3/16        $3 1/2

Fourth Quarter                         $24 1/4           $7                       $15 7/8       $3 11/32




                                 Fiscal Year Ended March 31, 2001

                                            Common Stock                         Warrants

                                        High             Low                       High            Low

First Quarter                          $11.385         $6.125                     $10.00          $1.50

Second Quarter                         $12.188         $6.875                      $6.50          $2.25

Third Quarter                          $13.25           $6.00                      $7.00          $1.50

Fourth Quarter                         $8.625          $6.063                      $4.00         $1.375

         The information for the fiscal year ended March 31, 2000 was obtained from the Internet at www.FinancialWeb.com. The information for the fiscal year ended March 31, 2001 was obtained from Merrill Lynch & Co. The information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


Holders
-------

         As of May 29, 2001, there were 111 holders of record of the Company's common stock, 42 holders of record of the Company's Class A warrants and 31 holders of record of the Company's Class B warrants. 4,860,630 (51.84%) of such shares and 643,027 (39.2%) of the Class A warrants are held by Cede & Company as nominee for the Depository Trust Company, and the Company believes such shares are held for the account of numerous other persons.


Dividends
---------

         The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any future earnings for funding growth and does not anticipate paying any cash dividends on its common stock in the foreseeable future.


Private Placement
-----------------

         On May 17, 1999, the Company offered for sale thirteen units of its securities at $350,000.00 per unit, a total offering of $4,550,000.00. Each unit consisted of 100,000 shares of common stock and 50,000 Class B warrants to purchase common stock of the Company (entitled Class B Redeemable Common Stock Purchase Warrants). Each warrant entitled the holder to purchase one share of the common stock at an exercise price of $5.00 during the five year period commencing on the closing date of the offering. The offering remained open for twenty days, subject to a twenty day extension at the discretion of the Company. The offering was conducted without registration under the Securities Act of 1933 (the "Act") in reliance upon the exemption from registration afforded by Section 4(6) of the Act and Rule 506 of Regulation D promulgated thereunder. Units were offered only to and purchased only by "accredited investors" as that term is defined in Rule 501 of Regulation D. No underwriters were involved, and no sales commissions or sales fees were paid with respect to this private placement. The Company sold 12.75 units for gross proceeds of $4,462,500.00. The offering was completed on June 16, 1999. After legal and filing fees, the Company realized net proceeds of approximately $4,452,500.00, of which $4,202,500.00 will be used as working capital for the Company, and the remaining $250,000.00 will be used to pay fees to advisers and consultants of the Company. On March 3, 2000, together with other securities, the Company registered with the Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933 1,275,002 shares of the common stock issued in the private placement and 637,501 shares of common stock issuable pursuant to the Class B Common Stock Purchase Warrants issued in the private placement.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction
------------

The Company has developed nine oral controlled release pharmaceutical products to varying stages of the development process.

ELI has also conducted several research and development projects on behalf of several large pharmaceutical companies. These activities have generated only limited revenue for ELI to date.

In October 2000, Elite entered into a joint development and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, is initially owned 80.1% by Elite and 19.9% by Elan. ERL will fund its research through capital contributions from its partners based on the partners' ownership percentage. ERL will subcontract research and development efforts to Elite, Elan and others. ERL has approved a budget and business plan. Elite has developed a tentative formulation plan for one product for ERL. As of March 31, 2001, Elite has charged $80,932 to this joint venture.

In September 2000, Elite received approval of its application to sell $4,872,267 in New Jersey Net Operating Tax Losses under the New Jersey Economic Development Agency's Technology Business Tax Certificate Program. The Company expects to receive $368,343 from the proceeds of this sale. $222,211 was received during the year ending March 31, 2001.

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


Results of Consolidated Operations
----------------------------------

Year Ended March 31, 2001 vs. Year Ended March 31, 2000
--------------------------------------------------------

Elite's revenues for the year ended March 31, 2001 were $95,246, an increase of $84,931, or approximately 823%, over the comparable period of the prior year. Net revenues consisted of product formulation fees of $80,932 earned in conjunction with the Company's joint venture in ERL and $14,314 of consulting and test fees (compared with $10,312 of consulting and test fees for the comparable period of the prior year).

General and administrative expenses for the year ended March 31, 2001 were $777,118, a decrease of $207,618, or approximately 21% from the comparable period of the prior year. The decrease in general and administrative expenses was substantially due to a decrease in consulting fees. General and administrative expenses expressed as a percentage of revenues were approximately 816% for the year ended March 31, 2001 as compared to 9546% for the comparable period of the prior year.

Research and development costs for the year ended March 31, 2001, were $1,475,487, a decrease of $513,162, or approximately 26%, from the comparable period of the prior year. Research and development costs have declined as the Company has not undertaken the kind of biostudies that were undertaken in the prior year.

Elite's net loss for year ended March 31, 2001 was $13,964,981, as compared to $2,976,392 for the comparable period of the prior year. The increase in the net loss was primarily due to $12,079,827 of equity in the loss of its 80.1% owned joint venture, ERL, partially offset by the $368,343 of income recognized in connection with the sale of New Jersey net operating tax losses. The $12,079,827 equity in the loss of ERL includes a one time charge of $12,015,000 for the Company's 80.1% share of the $15,000,000 payment to Elan for a technology license fee.

Liquidity and Capital Resources
-------------------------------

During the fiscal year ended March 31,2001, the Company raised $5,000,000 through the issuance of common stock in conjunction with its joint venture in ERL.

For the year ended March 31, 2001, the Company experienced negative cash flows from operations of $1,905,984 primarily due to the Company's net loss from operations of $2,351,397. For the year ended March 31, 2000, the Company experienced negative cash flows from operations of $2,778,850 primarily due to the Company's net loss of $2,976,392.

Recently Issued Pronouncements
------------------------------

New accounting standards issued include SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. SFAS No. 133 will become effective for the Company beginning in the first quarter of fiscal year 2001. The Company has not determined the effect of this new standard; however, due to the Company's limited use of derivatives, the impact is not expected to be material.

Staff Accounting Bulletin No. 101 ("SAB 101") provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The adoption of SAB 101 in the year ending March 31, 2001 did not have a significant effect on the Company's financial condition, results of operations or cash flows.


ITEM 7. FINANCIAL STATEMENTS

         The information for this item is contained as an exhibit attached to this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disclosure required.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Identification of Directors and Executive Officers
---------------------------------------------------

The directors and executive officers of EPI are:

     Name                             Age        Position
     ----                             --         --------

     Atul M. Mehta                    52         President, Chief Executive Officer and Director
     Donald S. Pearson                65         Director
     Harmon Aronson                   58         Director
     Mark I. Gittelman                41         Secretary and Treasurer

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

Mark I. Gittelman is the President of Gittelman & Co., P.C., an accounting firm in Clifton, NJ. Prior to forming Gittelman & Co., P.C. in 1984, he worked as a certified public accountant with the international accounting firm of KPMG Peat Marwick, LLP. Mr. Gittelman holds a B.S. in accounting from New York University and a Masters of Science in Taxation from Farleigh Dickinson University. He is a Certified Public Accountant licensed in New Jersey and New York, and is a member of the American Institute of Certified Public Accountants ("AICPA"), the Securities and Exchange Practice Section of the AICPA, and the New Jersey State and New York States Societies of CPAs. Other than ELI, no company with which Mr. Gittelman was affiliated in the past was a parent, subsidiary or other affiliate of the Company.

Election of Directors
---------------------

         Each director holds office (subject to the By-Laws of ELI) until the next annual meeting of stockholders and until such director's successor has been elected and qualified. All executive officers of the Company are serving until the next annual meeting of directors and until their successors have been duly elected and qualified. There are no family relationships between any of the directors and executive officers of the Company.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         ELI became a reporting company, and reports to the Securities and Exchange Commission on Form 3, Form 4 and Form 5 became obligatory, as of August 14, 1998. None of the officers, directors or holders of 10% or more of securities of the Company made a timely filing of Form 3. Mark Gittelman, Secretary and Treasurer of the Company, and Harmon Aronson and Donald S. Pearson, directors, have filed reports on Form 3. Mr. Pearson has filed one report on Form 4. Additional reports on Form 4 from Mr. Aronson and Mr. Pearson are in the process of being prepared for filing. John de Neufville et al., Trustees, have filed a report on Form 3 and a report on Form 4; additional reports on Form 4 from this holder are being prepared for filing. Dr. Mehta made late filings of reports on Form 3 and 4. The information provided in this section is provided by the holders of the securities.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table provides information on the compensation of Dr. Atul M. Mehta, the chief executive officer of EPI for the last three fiscal years. No other executive officer or employee of the Company received salary and bonus exceeding $100,000 during those periods.


Summary Compensation Table
--------------------------

                   Annual Compensation                               Long Term Compensation
                   -------------------                               ----------------------

     (a)               (b)         (c)        (d)          (e)         (f)          (g)          (h)        (i)
  Name and           Fiscal      Salary      Bonus        Other    Restricted   Securities      LTIP     All other
  principal           Year                               Annual       stock     Underlying     payouts    compen-
  position                                               Compen-     awards      options                  sation
                                     sation

Atul M.               2000      $248,050     $45,000     $3,040        --         425,000        --         --
Mehta                 1999      $227,030     $25,000     $3,040        --         500,000        --         --
President             1998      $193,333       $0        $3,220        --         300,000        --         --

         The Company's fiscal year beings April 1 and ends March 31. The information is provided for each fiscal year beginning April 1.

         Other Annual Compensation represents use of a company car and premiums paid by the Company for life insurance on Dr. Mehta's life for the benefit of his wife paid by the Company.


Option Grants in Last Fiscal Year
----------------------------------

         On December 15, 2000, Dr. Mehta surrendered options for 425,000 shares of the Company's common stock (exercisable at $7.00 per share) and in return received an option for 425,000 shares of the Company's common stock exercisable on January 2, 2001 and expiring January 1, 2006. The exercise price is the greater of 110% of the opening price of the Company's common stock on January 2, 2001 adjusted upward to the nearest half dollar or $7.00. On January 2, 2001, the stock of the Company opened at $6.25 per share, therefore the exercise price for the stock subject to these options is $7.00 per share.


Option/SAR Grants Table in Last Fiscal Year
-------------------------------------------


                                Individual Grants
                                -----------------

      (a)                  (b)                       (c)                         (d)                  (e)
                       Number of             % Grant Represents              Exercise or
     Name            Securities                     of Options               Base Price         Expiration date
                   Underlying Options           to Employees                   ($/sh)
                         Granted

Atul M. Mehta              425,000                  100%                        $7.00               1-1-06


         Options for 500,000 shares which were granted to Dr. Mehta during the fiscal year ended March 31, 2000 vest at the rate of 100,000 shares per year on each December 31 beginning December 31, 2001. The options expire on the earlier of (a) one year after Dr. Mehta ceases to be employed by EPI or to serve as an officer or director of EPI or (b) March 31, 2010. Notwithstanding, the options shall become fully vested and exercisable if Dr. Mehta's employment agreement or his position as an officer and director is terminated by the Company for any reason or if it expires as a result of the Company giving notice of nonrenewal. If the board of directors of the Company votes to approve the acquisition of more than 50% of the stock of the Company by any person or entity, the Company may require Dr. Mehta to exercise or sell the options. In addition to the above stated options, by board action on September 22, 2000, Dr. Mehta was granted a preemptive right to acquire shares of the Company in a sufficient number to maintain his percentage ownership of the shares outstanding. Under this preemptive right, upon issuance by the Company of shares of common stock for any reason, or of securities convertible into common stock upon demand, Dr. Mehta shall be permitted to purchase shares of common stock of the Company sufficient to maintain the greater of his percentage ownership of outstanding common stock of the Company determined on an absolute basis and upon a fully diluted basis as existed prior to the stock issuance. The price which Dr. Mehta shall pay for such stock shall be the lower of (a) the then current market price (discounted 15% if the shares are not registered) or (b) the price to be paid by the party in the transaction triggering the preemptive right. The right shall be exercised and the price shall be paid within 120 days of the issuance of the stock triggering the preemptive right.

Aggregated Executive Option Exercises in Last
Fiscal Year and F-Y End Option Values
-------------------------------------

        a                    b              c                         d                             e
                                                        No. of Securities Underlying      Value of Unexercised
                                                             Unexercised Options          In-the-Money Options/
                                                                  at FY-End                     at FY-End

      Name            Shares Acquired     Value                 Exercisable/                  Exercisable/
                        on Exercise     Realized                Unexercisable                Unexercisable

Atul M. Mehta              None            $0                  945,214/500,000            $6,947,323/$3,675,000

         These shares are unregistered, and their market value is unknown and incalculable. However, the registered common stock of the Company was trading for $7.35 per share as of the close of business on May 30, 2001. It is on this hypothetical value that the figures in column (e) are calculated. These figures may have no relation to the actual value of the unexercised options.


Compensation of Directors
--------------------------

         Each non-affiliated director receives $2,000 as compensation for each meeting attended.


Employment Agreement
--------------------

         The only employment agreement which the Company has with an executive officer is the Amended and Restated Employment Agreement entered into March 31, 2000 between the Company and Dr. Atul Mehta (the "Agreement"). The Agreement provides that the Company will employ Mehta for a period of five years ending December 31, 2005 (unless sooner terminated pursuant to provisions of the Agreement). At the end of said period of five years, the Agreement will be automatically renewed for an additional five year term unless either party gives written notice of nonrenewal by December 31, 2004. Subsequent to December 31, 2010, the Agreement is automatically extended for periods of one year unless either party gives notice of nonrenewal at least one year prior to the date of expiration. The Agreement provides for an annual salary of $242,000, which amount is to be increased by the board of directors not less than 10% annually beginning January 1, 2001. The Agreement further provides that Dr. Mehta will receive 5% of the net profit each fiscal year, health insurance to cover Dr. Mehta and his dependents, insurance on the life of Dr. Mehta for the benefit of his spouse or his estate in an amount of at least $300,000 and such bonus as the board in its discretion may award Dr. Mehta from time to time. In addition, the Agreement provides that Dr. Mehta will receive options to purchase the common stock of Elite at a price of $10.00 per share in a total amount of 500,000 shares, exercisable in increments of 100,000 shares annually beginning December 31, 2000. The options shall be exercisable from the date of vesting until one year after Mehta ceases to be employed by the Company or to serve as an officer and director of the Company or March 31, 2010, whichever is earlier. The options are exercisable by Dr. Mehta if the Agreement or Dr. Mehta's position as an officer and director is terminated by the Company for any reason or if the Agreement is not renewed by the Company. The Agreement further provides that if the board of directors votes to approve the acquisition of more than 50% of the stock by any person or entity, the Company may require Dr. Mehta to elect to exercise the options or to sell the options at a price equal to the difference between the exercise price and an amount which is 110% of the then fair market value of the stock. Dr. Mehta's compensation subsequent to December 31, 2005, the agreement provides that the parties shall determine Dr. Mehta's compensation after said period; and, such compensation shall be on terms no less favorable to Dr. Mehta then the terms of compensation for the first five years and shall be no less than 110% of his annual salary for the year ended December 31, 2005. The Agreement shall terminate upon (a) Mehta's death, (b) election of either party if Mehta is unable to perform his duties on account of disability for a total period of 120 days or more during any consecutive period of twelve months, by Elite upon "severe cause" and (d) by Mehta upon the occurrence of certain events. If the Agreement is terminated due to Dr. Mehta's death, his surviving spouse, or his estate if his spouse does not survive, shall receive Dr. Mehta's salary, incentive commissions, benefits and any deferred compensation accrued through the last day of the third calendar month following the month in which termination occurred; in addition, one-half of his salary would be paid for an additional period of three years. If the Agreement is terminated by the Company because of Dr. Mehta's disability or upon "severe cause", Dr. Mehta will receive his salary, incentive commissions, benefits and any deferred compensation through the last day of the calendar month in which the termination occurs. If the Agreement is terminated by Dr. Mehta upon the occurrence of one of the events specified which would permit him to so terminate, Dr. Mehta shall then receive all accrued salary, incentive commissions, benefits and any deferred compensation through the later of May 22, 2006 or the third anniversary of such termination.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the security ownership of the Company's voting and equity securities by certain beneficial owners and management as of June 13, 2001. Listed is (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) the officers and directors of the Company as a group.



 Title of Class                Name and Address of                       Amount and Nature of         Percent of Class
                                 Beneficial Owner                        Beneficial Ownership

Common                     Atul M. Mehta, Director/Officer                   2,932,914(1)                 27.1%
                           165 Ludlow Avenue                                  Direct and
                           Northvale New Jersey 07647                          Indirect

Common                     John de Neufville and Mely Rahn, Trustees      811,700(2)8.6%
                           Margaret de Neufville Revocable Trusts             Direct and
                           197 Meister Avenue                                  Indirect
                           North Branch, NJ  08876

Common                     Bakul and Dilip Mehta                               630,000                    6.7%
                           P.O. Box 438                                         Direct
                           Muscat, Sultanate of Oman

Common                     Bridge Ventures, Inc.                              522,604(3)                  5.3%
                           575 Lexington Avenue, Ste. 410                      Direct and
                           New York, NY 10022                                  Indirect

Common                     Donald S. Pearson Director                          78,750(4)                  0.8%
                           1305 Peabody Avenue                                  Direct
                           Memphis, TN  38104

Common                     Harmon Aronson, Director                          60,000(5)                    0.6%
                           26 Monterey Drive                                    Direct
                           Wayne, NJ  07470

Common                     Officers and Directors as a Group                   3,071,664                  28.1%
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

(2) Represents 381,700 shares held in trust for the benefit of John P. de Neufville, (ii) 405,000 shares held in trust for David T. de Neufville and (iii) options personally held by John P. de Neufville to purchase 25,000 shares.

(3) Includes (i) 46,334 shares owned by SMACS Holding Corp., an affiliate of Bridge Ventures, Inc., (ii) warrants to purchase 204,790 shares held by Bridge Ventures, Inc., (iii) warrants to purchase 75,000 shares held by SMACS Holding Corp. and (iv) 45,500 shares owned by the Bridge Ventures, Inc. Employee Pension Plan.
(4) Includes options to purchase 60,000 shares. Options for 20,000 shares are vested. The remaining options vest in increments of 10,000 shares each on September 1, 2001, January 2, 2002, September 1, 2002 and January 2, 2003.

(5) Comprised of options to purchase 60,000 shares. Options for 20,000 shares are vested. The remaining options vest in increments of 10,000 shares each on September 1, 2001, January 2, 2002, September 1, 2002 and January 2, 2003.


         The Company is informed and believes that as of May 29, 2001, Cede & Co. held 4,860,630 shares (51.84%) and Class A warrants for 643,027 shares (39.2%) of the Company as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004, that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership thereof, and that such shares are held for the account of numerous other persons, no one of whom is believed to beneficially own five percent or more of the common stock of the Company.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         ELI was a party to a three-year Consulting Agreement entered into with Bridge Ventures, Inc. ("Bridge") on August 1, 1997, under which Bridge provided the company with marketing and management consulting services. Under the terms of the Consulting Agreement, ELI paid Bridge the sum of $10,000 per month and reimbursed Bridge for all out-of-pocket expenses incurred on behalf of ELI. This agreement was to expire on August 1, 2000 but was extended to April 30, 2001, and it has now expired. Bridge is an owner of at least five percent of the Company's common stock.

         ELI is a party to an agreement whereby fees are paid to a company wholly owned by Mark Gittelman, the Company's Treasurer, in consideration for services rendered by Mr. Gittelman in his capacity as Treasurer. For the years ended March 31, 2001 and 2000, the fees paid to that company were $82,639 and $75,945, respectively.

Other than as described above, the Company is not (and has not been in the last two years) a party to any transaction in which any of the persons described in Reg. Sec. 228.404(a) has or had a direct or indirect material interest.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Attached as an exhibit is the Report on Consolidated Financial Statements of the Company and subsidiary for the fiscal years ended March 31, 2001 and 2000. Attached as an exhibit is Exhibit 27 - Financial Statement Data.

         (b) The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

                                                ELITE PHARMACEUTICALS, INC.

                                                By: s/ Atul M. Mehta
                                                    Atul M. Mehta
                                                    President
                                                   (Principal Executive Officer)
                                                    Date:  June 26, 2001

                                                 By: s/ Mark I. Gittelman
                                                    Mark I. Gittelman
                                                    Treasurer
                                                  (Principal Accounting Officer)
                                                    Date:  June 26, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons, constituting a majority of the board of directors of the registrant, on behalf of the registrant and in the capacities and on the dates indicated.


                                                    s/ Atul M. Meta
                                                    -----------------
                                                       Atul M. Mehta
                                                       Director
                                                       Date:  June 26, 2001


                                                    s/ Harmon Aronson
                                                    -----------------
                                                       Harmon Aronson
                                                       Director
                                                       Date:  June 21, 2001

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY


                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000




                                    CONTENTS



                                                                                                        PAGE


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                        1

CONSOLIDATED BALANCE SHEET (AS AT MARCH 31, 2001)                                                       2 - 3

CONSOLIDATED STATEMENTS OF OPERATIONS                                                                     4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                                                5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                     6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                             7 - 23


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Elite Pharmaceuticals, Inc.
Northvale, New Jersey

We have audited the accompanying consolidated balance sheet of Elite Pharmaceuticals, Inc. and Subsidiary as of March 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements of the Company referred to above present fairly, in all material respects, the financial position as of March 31, 2001 and the results of their operations and their cash flows for the periods presented in conformity with generally accepted accounting principles.



                                                    MILLER, ELLIN & COMPANY, LLP
                                                    CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
May 21, 2001

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001


                                     ASSETS



CURRENT ASSETS:



       Cash and cash equivalents                                                                         $7,296,702

       Contract revenue receivable                                                                           13,314

       Restricted cash                                                                                      306,040

       Amount receivable from joint venture                                                                  80,932

       Prepaid expenses and other current assets                                                             81,732
                                                                                                         ----------



                    Total current assets                                                                  7,778,720







PROPERTY AND EQUIPMENT- net of accumulated

       depreciation and amortization                                                                      3,891,308







INTANGIBLE ASSETS - net of accumulated amortization                                                          57,173



OTHER ASSETS:



       Amount receivable from sale of state tax losses                                                      146,132

       Restricted cash                                                                                      300,000

       EDA bond offering costs, net of accumulated amortization of $20,885                                  176,968
                                                                                                            -------



                    Total other assets                                                                      623,100
                                                                                                            -------




                                                                                                        $12,350,301
                                                                                                        ===========






                The accompanying notes are an integral part of the consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY





CURRENT LIABILITIES:



      Current portion of EDA bonds                                                                         $120,000

      Accounts payable and accrued expenses                                                                 220,220

      Amount payable to joint venture                                                                        64,827
                                                                                                             ------

               Total current liabilities                                                                    405,047
                                                                                                            -------



LONG TERM LIABILITIES:



      EDA bond - net of current portion                                                                   2,765,000
                                                                                                          ---------

               Total liabilities                                                                          3,170,047
                                                                                                          ---------



COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:



      Preferred stock at liquidating value of $1,000 per share-

               $.01 par value; 20,000 shares authorized; Series A convertible

               exchangeable preferred stock; 12,015 issued and outstanding                               12,015,000

      Preferred stock - $.01 par value; 7,250,000 shares authorized;

               Series B convertible preferred stock; 4,806,000 shares

               designated, and no shares issued and outstanding                                                 ---


      Common stock - $.01 par value;

               Authorized - 25,000,000 shares                                                                93,764

               Issued and outstanding - 9,376,389 shares

      Additional paid-in capital                                                                         18,071,503

      Accumulated deficit                                                                              (21,000,013)
                                                                                                       ------------




               Total stockholders' equity                                                                 9,180,254
                                                                                                          ---------



               Total liabilities and stockholders' equity                                               $12,350,301
                                                                                                        -----------




                                    ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                          YEARS ENDED
                                                                                          -----------
                                                                                             MARCH 31,
                                                                                          ------------

                                                                                          2001                2000
                                                                                        -------              -------



REVENUES:

       Product formulation fees                                                         $80,932            $    ---

       Consulting and test fees                                                          14,314              10,315
                                                                                        -------              ------

                    Total revenues                                                       95,246              10,315
                                                                                         ------              -------



OPERATING EXPENSES:

       Research and development                                                       1,475,487           1,988,649

       General and administrative                                                       777,118             984,736

       Depreciation and amortization                                                    194,038              86,290


                                                                                      2,446,643           3,059,675
                                                                                      ---------           ---------




LOSS FROM OPERATIONS                                                                (2,351,397)          (3,049,360)
                                                                                    -----------          -----------



OTHER INCOME (EXPENSES):

       Interest income                                                                  329,583             210,877

       Interest expense                                                               (227,301)           (137,709)

       Equity in loss of Joint Venture                                             (12,079,827)                 ---
                                                                                   ------------           ---------

                                                                                   (11,977,545)              73,168
                                                                                   ------------           ----------


LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES

                                                                                   (14,328,942)         (2,976,192)



PROVISION (CREDIT) FOR INCOME TAXES                                                   (363,961)                 200
                                                                                    ------------       ------------



NET LOSS                                                                          $(13,964,981)        $(2,976,392)
                                                                                ===============        ============



BASIC LOSS PER COMMON SHARE                                                     $        (1.53)        $     (0.35)
                                                                                ===============        =============


WEIGHTED AVERAGE NUMBER OF

       COMMON SHARES OUTSTANDING                                                      9,135,369           8,287,648
                                                                                     ==========         ===========

                The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                         ADDITIONAL

                                      PREFERRED STOCK         COMMON STOCK          PAID-IN      ACCUMULATED          STOCKHOLDERS'
                                       ---------------       ------------
                                      SHARES    AMOUNT       SHARES   AMOUNT      CAPITAL         DEFICIT                 EQUITY
                                      ------    ------       ------   ------      ---------     -----------          ------------




BALANCE AT MARCH 31, 1999                 -          -    7,237,613      $72,376  $6,815,362   $(4,058,640)               2,829,098


Sale of securities through private

placement                                 -          -    1,275,002      $12,750  $4,449,750              -               4,462,500


of options                                -          -      125,000        1,250     248,750              -                 250,000


through exercise of placement

agent warrants                            -          -       29,324          293     105,274              -                 105,567

Issuance of shares through exercise

of warrants                               -          -      188,580        1,886     969,594              -                 971,480

Offering costs in connection with

sale of securities                        -          -            -            -     (10,000)             -                 (10,000)

Offering costs in connection with

registration of securities                -          -            -            -     (67,650)             -                 (67,650)

Net loss for year ended March 31, 2000                                                          (2,976,392)              (2,976,392)
                                       ----      -----       ------       ------     --------   -----------              -----------
                                          -          -            -            -            -             -



BALANCE AT MARCH 31, 2000                 0         $0       8,855,519   $88,555 $12,511,080   $(7,035,032)              $5,564,603
                                      ======       ====      =========  ======== ===========   ============              ==========




Issuance of shares                        -          -         409,165     4,092   4,995,908              -               5,000,000

Issuance of shares through exercise of

warrants                                  -          -          88,435       884     510,975              -                 511,859

Issuance of shares through exercise of

options                                   -          -          18,750       188      37,313              -                  37,501

Issuance of shares and warrants through

exercise of placement agent warrants      -          -            4,520       45      16,227              -                  16,272

Issuance of Series A convertible

exchangeable Preferred Stock           12,015    12,015,000           -        -           -               -             12,015,000

Net loss for year ended March 31, 2001                                                                  (13,964,981)    (13,964,981)
--------------------------------          -          -                -        -
                                       -------   ----------        ------  -----      -------           -----------      -----------




BALANCE AT MARCH 31, 2001              12,015   $12,015,000   9,376,389  $93,764 $18,071,503            $21,000,013)     $9,180,254
                                      =======   ===========   =========  ======= ===========            ============     ==========

                                              The accompanying notes are an
integral part of the consolidated financial statements.


                                    ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              YEARS ENDED
                                                                                                                    MARCH 31,
                                                                                                              ---------------


                                                                                                        2001              2000
                                                                                                    ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                                                        $(13,964,981)     $(2,976,392)

      Adjustments to reconcile net loss to cash

         used in operating activities:

            Depreciation                                                                                    177,662           76,784

            Amortization of intangibles                                                                      16,376            9,506

            Equity in loss of Joint Venture                                                              12,079,827                -

            Changes in assets and liabilities:

                Consulting and test fees receivable                                                        (13,314)                -

                Prepaid expenses and other current assets                                                   256,938        (286,065)

                Amount receivable from Joint Venture                                                       (80,932)                -

                Accounts payable, accrued expenses and other current liabilities                          (377,560)          397,317
                                                                                                          ---------        ---------

NET CASH USED IN OPERATING ACTIVITIES                                                                   (1,905,984)      (2,778,850)
                                                                                                        ------------     -----------



CASH FLOWS FROM INVESTING ACTIVITIES:

      Payments for patent and trademark filings                                                            (30,788)         (13,616)

      Restricted cash                                                                                       265,690        (871,730)

      Receivable from Sale of New Jersey Tax Losses                                                       (146,132)                -

      Payment of deposit for manufacturing equipment                                                              -      (1,119,172)

      Purchases of property and equipment                                                                 (273,933)      (1,305,874)
                                                                                                          --------      ------------

NET CASH USED IN INVESTING ACTIVITIES                                                                     (185,163)      (3,310,392)
                                                                                                          --------      ------------



CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from issuance of NJ Economic Development Authority (EDA) Bonds                                     -        3,000,000

      Payments of offering costs in connection with issuance of EDA Bonds                                         -        (197,860)

      Principal payments on capital lease                                                                         -         (47,021)

      Proceeds from issuance of common stock and warrants                                                 5,565,632        1,327,047

      Proceeds from issuance of common stock and warrants

         in connection with private placement                                                                     -        4,462,500

      Payments of offering costs in connection with private placement                                             -         (10,000)

      Payments of offering costs in connection with registration filing
                                                                                                                  -         (67,650)

      Principal repayments of NJEDA Bonds                                                                 (115,000)
                                                                                                                                   -
                                                                                                          ---------         --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                 5,450,632        8,467,016
                                                                                                          ---------        ---------



NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                   3,359,485        2,377,774



CASH AND CASH EQUIVALENTS - beginning                                                                     3,937,217        1,559,443
                                                                                                          ---------        ---------



CASH AND CASH EQUIVALENTS - ending                                                                       $7,296,702       $3,937,217
                                                                                                         ==========       ==========



SCHEDULES OF NON-CASH ACTIVITIES:

      Utilization of equipment deposit towards purchase of equipment                                     $1,315,710           $    -

      Preferred stock issuance in exchange for interest in joint venture                                 12,015,000                -



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid for interest                                                                               $228,044         $118,326

      Cash paid for income taxes                                                                              4,380              200

                        The accompanying notes are an integral part of the consolidated financial statements.



                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000


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

               Merger Activities
               -----------------

               Concurrent with its private placement offering, Elite Pharmaceuticals, Inc. merged with Prologica International, Inc. ("Prologica") a Pennsylvania Corporation, a publicly traded inactive corporation, with Elite Pharmaceuticals, Inc. surviving the merger. In addition, Elite Laboratories, Inc. merged with a wholly-owned subsidiary of Prologica, with the Company's subsidiary surviving this merger. The former shareholders of the Company's subsidiary exchanged all of their shares of Class A voting common stock for shares of the Company's voting common stock in a tax free reorganization under Internal Revenue Code
               Section 368. The result of the merger activity qualifies as a reverse acquisition. In connection with the reverse acquisition, options exercisable for shares of Class A voting and Class B nonvoting common stock of the Company's subsidiary were exchanged for options exercisable for shares of the Company's voting common stock.


               Cash and Cash Equivalents
               -------------------------

               The Company considers highly liquid short-term investments purchased with initial maturities of three months or less to be cash equivalents








                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000


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

               Patents and Trademarks
               ----------------------

               Costs incurred for the application of patents and trademarks are capitalized and amortized on the straight-line method, based on an estimated useful life of fifteen years, commencing upon approval of the patent and trademarks. These costs are charged to expense if the patent or trademark is unsuccessful.

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

                       YEARS ENDED MARCH 31, 2001 AND 2000


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

               Net loss per common share is based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding has been adjusted to reflect the recapitalization in connection with the private placement as if it had occurred as of the beginning of the period for which loss per share is presented as well as the effect of stock splits and reverse stock splits issued during the periods. Common stock equivalents have not been included as their effect would be antidilutive.

               Revenue Recognition
               -------------------

               Revenues are earned primarily by licensing certain pharmaceutical products developed by the Company as well as performing research and development services under fixed price contracts. Such revenues are recorded as certain projected goals are attained, as defined in the individual contract.

               Investments
               -----------

               The equity method of accounting is used to account for the Company's investment in its joint venture with Elan International Services, Inc (See Note 10). Under the equity method, the Company recognizes its share in the net earnings or losses of the joint venture as they occur.






                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000


NOTE 1       - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               Recently Issued Pronouncements
               ------------------------------

               New accounting standards issued include SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. SFAS No. 133 will become effective for the Company beginning in the first quarter of fiscal year 2001. The Company has not determined the effect of this new standard; however, due to the Company's limited use of derivatives, the impact is not expected to be material.

               Staff Accounting Bulletin No. 101 ("SAB 101") provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The adoption of SAB 101 in the year ending March 31, 2001 did not have a significant effect on the Company's financial condition, results of operations or cash flows.

               Stock-Based Compensation
               ------------------------

               Under various qualified and non-qualified plans, the Company may grant stock options to officers, selected employees, as well as members of the board of directors and advisory board members. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company is recognizing compensation cost pursuant to the provisions of APB No. 25. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced in the proforma amount. No proforma calculation was prepared as the impact of SFAS No. 123 would have no effect on the per share calculation.

               Fair Value of Financial Instruments
               -----------------------------------

               The carrying amounts of cash, accounts payable and accrued expenses approximate fair value due to the short term maturity of these items. The carrying amount of current and long term liabilities is a reasonable estimate of its fair value.







                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000


NOTE 2       - PROPERTY AND EQUIPMENT

               Property and equipment at March 31, 2001 consists of the following:



                  Laboratory manufacturing, and warehouse equipment                                       $2,118,727

                  Office equipment                                                                            32,981

                  Furniture and fixtures                                                                      51,781

                  Land, building and improvements                                                          2,092,260

                  Equipment under capital lease                                                              168,179
                                                                                                             -------

                                                                                                           4,463,928

                  Less: Accumulated depreciation and amortization                                            572,620
                                                                                                            ---------

                                                                                                          $3,891,308
                                                                                                          ===========


               Depreciation and amortization expense amounted to $177,662 and $76,784 for the years ended March 31, 2001 and 2000, respectively.


NOTE 3       - INTANGIBLE ASSETS

               Intangible assets at March 31, 2001, consists of the following:



               Patents                                                                                     $57,788

               Trademarks                                                                                    8,120
                                                                                                            -------

                                                                                                            65,908

               Less: Accumulated amortization                                                                8,735
                                                                                                            --------

                                                                                                           $57,173
                                                                                                           =========

               Amortization amounted to $3,179 and $1,811 for the years ended March 31, 2001 and 2000, respectively.









                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000


NOTE 4       - INCOME TAXES

               The components of provision (credit) for income taxes by taxing jurisdiction are as follows:


                                                                                       2001             2000
                                                                                       ----             ----

                  Federal:

                      Current                                                         $ -                $ -

                      Deferred
                                                                                        -                  -
                                                                                      -----              -----


                                                                                        -                  -
                                                                                      -----              -----

                  State:

                      Current                                                           4,382              200

                      Deferred                                                            -                 -

                      Sale of New Jersey net operating losses                        (368,343)              -
                                                                                     ---------           -----



                                                                                     (363,961)             200
                                                                                     ---------           -----


                                                                                    $(363,961)            $200
                                                                                    ----------           -----


               The Company received approval for the sale of $4,872,267 of New Jersey net operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefit receivable by the Company is $368,343 of which $222,211 was received in fiscal 2001. The remaining balance of $146,132 will be received pending the NJEDA's authorization. Such amount is classified as a non-current asset on the accompanying consolidated balance sheet.

               The major components of deferred tax assets at March 31, 2001 are as follows:


                  Net operating loss carry forward                                                       $2,824,000

                  Valuation allowance                                                                    (2,824,000)
                                                                                                        ------------




                                                                                                                 $0
                                                                                                                ====


               At March 31, 2001, a 100% valuation allowance is provided as it is uncertain if the deferred tax assets will be utilized.

               At March 31, 2001, for federal income tax purposes, the Company has unused net operating loss carryforwards of approximately $8,863,000 expiring in 2007 through 2015. For state tax purposes, the Company has $3,800,000 of unused net operating losses, which are net of the $4,872,627 of New Jersey net operating losses sold, as discussed above.


                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000


NOTE 5       - STOCKHOLDERS' EQUITY

               Private Placement Offering
               --------------------------

               In a private placement offering dated May 17, 1999, the Company raised $4,462,500 by issuance of 12.75 units; each unit consisting of 100,000 shares of common stock of the Company and 50,000 warrants, each warrant entitling the holder to purchase one share of common stock at an exercise price of $5.00 per share during the five year period commencing with the date of closing of the private placement memorandum (June 16, 1999). The price per unit was $350,000. This resulted in the issuance of 1,275,000 shares of common stock and 637,500 warrants to purchase common stock, at an exercise price of $5.00 per share.

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

               Placement Agent Agreement
               -------------------------

               On August 8, 1997, in connection with its private placement offering, the Company entered into a placement agent agreement with its underwriter. Terms of this one year agreement include the following:

               Placement fees equal to ten percent (10%) of the gross proceeds.

               Consulting fees in the amount of $3,000 per month.

               The issuance of ten placement agent warrants, each made up of 20,000 shares of common stock and 10,000 warrants to purchase common stock, at an exercise price of $6.00 per share, for a price of $72,000 per unit. Such warrants are exercisable for a period of five years from the date of issuance.

               For the years ended March 31, 2001 and 2000, no placement agent fees have been charged to additional paid-in capital.









                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000

NOTE 5       - STOCKHOLDERS' EQUITY (CONTINUED)

               Joint Venture Subscription Offering
               -----------------------------------

               On September 21, 2000, 409,165 shares of the Company's common stock and 12,015 shares of a newly created Elite Series A convertible exchangeable preferred stock ("Series A Preferred Stock") were issued to Elan International Services, Ltd. ("EIS") for consideration of $5,000,000 and $12,015,000, respectively. Proceeds from the sale of the Series A Preferred Stock were used to fund the Company's 80.1% share of Elite Research, Ltd. ("ERL"), a joint venture with EIS.

               The Series A Preferred Stock accrues a dividend of 7% per annum, compounded annually and payable in shares of Series A Preferred Stock. Dividends shall be accrued and compounded annually beginning on October 16, 2001. The Series A Preferred Stock is convertible at anytime after two years, at EIS's option, into the Company's common stock at a price of $18.00 per share and has a term of six years. At the end of the sixth year, at the option of Elite, the Series A Preferred Stock shall either be redeemed in cash or in shares of Elite common stock at a fair market value equal to the aggregate outstanding Series A liquidation preference and accrued dividends. For the year ended March 31, 2001, the Company accrued no dividends on the Series A Preferred Stock.

               The Series A Preferred Stock is exchangeable at the option of EIS at any time during the term of the agreement for that amount of the preferred shares of ERL which will allow EIS to own a total of 50% of the issued and outstanding common and preferred shares of ERL.

               For a period of one year after the issuance of the above securities, EIS shall have the right to require registration under the Securities Act of all or part of these securities. All registration expenses will be borne by EIS. EIS also has the right to piggyback registration if at any time the Company shall propose to register shares of common stock under the Securities Act.

               On October 17, 2000, the Company also authorized 7,250,000 shares of newly created Elite Series B Preferred Stock of which 4,806,000 has been designated for issuance to EIS for a total consideration of $4,806,000. These shares can be issued upon demand by Elite in increments of $100,000 and shall be used to fund Elite's 80.10% portion of the future capital contributions to ERL and for subsequent funding of the research and development activities for ERL.








                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000

NOTE 5       - STOCKHOLDERS' EQUITY (CONTINUED)

               Joint Venture Subscription Offering (Continued)
               -----------------------------------

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

               Additionally, Series B Stock shall be exchangeable, at the option of EIS, at any time after two years from the date of issuance, into shares of the Company's common stock using an exchange price of $14.84 per share and has a term of six years from the date of first issuance.

               At the end of the sixth year, at the option of Elite, Series B Stock can be redeemed in cash or by the issuance of shares of Elite common stock at a fair market value equal to the Series B liquidation preference and accrued dividends.

               As of March 31, 2001, no capital contributions were required on behalf of ERL and, accordingly, the Company has not issued any Series B Preferred Stock.

               In addition to the offering above, on October 17, 2000 the Company issued EIS 100,000 warrants to purchase common stock of Elite Pharmaceuticals at the exercise price of $18 per share. The warrants are exercisable at any time on or before October 17, 2005.

               Warrants
               --------

               The Company authorized the issuance of common stock purchase warrants, with terms of five to six years, to various corporations and individuals, in connection with the sale of securities, loan agreements and consulting agreements. Exercise prices range from $2.00 to $18.00 per warrant. The warrants expire at various times from August 1, 2001 to October 17, 2005.









                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000

NOTE 5       - STOCKHOLDERS' EQUITY (CONTINUED)

               Warrants (Continued)
               --------

               A summary of warrant activity for the periods indicated were are follows:


                                                                                           2001              2000
                                                                                           -----             -----



                  Beginning balance                                                      3,020,869          1,917,286

                  Warrants issued                                                          100,000          1,277,501

                  Warrants issued pursuant to Placement Agent

                         Agreement                                                           2,260             14,662

                  Placement Agent Warrants Exercised                                      (50,766)                  -

                  Warrants exercised or expired                                           (88,435)          (188,580)
                                                                                        -----------         ---------


                  Ending balance                                                         2,983,928          3,020,869
                                                                                        ===========        ==========

NOTE 6 -     COMMITMENTS AND CONTINGENCIES

               Employment Agreement
               --------------------

On March 31, 2000, the Company amended and restated an employment agreement with its President/CEO. The amended agreement runs for a term of five years through December 31, 2005. Minimum annual salary as of March 31, 2001 is as follows:



                Year Ending March 31,

                         2002                                                                          $272,855

                         2003                                                                           300,141

                         2004                                                                           330,155

                         2005                                                                           363,170

                         2006                                                                           399,487

                         Thereafter                                                                   2,521,954
                                                                                                      ---------




                                                                                                     $4,187,762
                                                                                                     ==========

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


                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000

NOTE 6 -     COMMITMENTS AND CONTINGENCIES (CONTINUED)

               Employment Agreement (continued)
               --------------------

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

4. Certain additional compensation on termination as a result of a change in control of the Company.

               Compensation expense under this agreement amounted to $293,050 and $ 252,030 for the years ended March 31, 2001 and 2000, respectively.

               On January 2, 2001, under two separate agreements, the Company granted its President/CEO incentive stock options to purchase 300,000 and 125,000 shares, respectively, of common stock at an exercise price of $7. These options were granted in exchange for 300,000 options dated December 31, 1998 and 125,000 options dated September 1, 1997. These options vest immediately and expire no later than January 1, 2006.

               On January 25, 2001, the Board of Directors voted to purchase 20,214 of certain options of the President/CEO for $4.00 per option. No options have been repurchased as of March 31, 2001.








                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000

NOTE 6 -     COMMITMENTS AND CONTINGENCIES (CONTINUED)

               Collaborative Agreements
               ------------------------

               On June 1, 2000, the Company entered into a Memorandum of Understanding with Inabata America Corporation ("Inabata"), an international trading company which markets specialty chemicals throughout the world in several industry segments including the pharmaceutical industry. The purpose of the Memorandum was to agree that the two parties would explore the possibility of entering into a joint venture for the purpose of marketing Elite products in Japan through the efforts of Inabata. The parties will review each other's capabilities and obtain information concerning regulatory procedures, price restrictions and marketing information for the Japanese markets. The parties will perform other due diligence investigations and analysis.

               During the year ended March 31, 2001, the Company met with Inabata and is currently in discussions for the purpose of formalizing an agreement for Elite to formulate various products for Inabata.

               Consulting Agreements and Related Party
               ---------------------------------------

               On August 1, 1997, the Company entered into agreements with two corporations, one of which is an owner of at least 5% of the Company's common stock, to provide various consulting services for a period of three years. Terms of the agreements include the following:

1.             Combined monthly fees of $15,000.

2. The issuance of 350,000 warrants to purchase common stock at an exercise price of $6.00 per share for a period of five (5) years (see Note 5).

               Such agreements terminated on July 31, 2000. The Company entered into two new agreements with these Companies commencing on September 1, 2000 and terminating on December 31, 2000. Such agreements called for combined monthly fees of $7,500. Such agreements were subsequently extended until April 30, 2001.

               Consulting expenses under these agreements amounted to $97,500 and $180,000 for the years ended March 31, 2001 and 2000, respectively.

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


                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000


NOTE 6 -     COMMITMENTS AND CONTINGENCIES (CONTINUED)

               Consulting Agreements and Related Party (continued)
               ---------------------------------------

               Terms of the business referral agreement provide for payments by the Company based upon a formula, as defined, for an unspecified term. On November 14, 2000, the Company amended its referral agreement to provide certain consulting services for the period of November 1, 2000 through October 31, 2003. The Company previously advanced $20,000 under the April 8, 1997 agreement in addition to a payment of $50,000 made during the year ended March 31, 2001. The agreement calls for 25 monthly installments of $3,200 beginning on December 1, 2001.

               Consulting expense under these agreements amounted to $50,000 and $4,000 for the years ended March 31, 2001 and 2000.

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

               On June 30, 1999 this consulting agreement was amended to provide for payment of a monthly consulting fee of $5,000, commencing on July 1, 1999 and terminating on December 1, 2000. Consulting fees under this agreement amounted to $45,000 for the years ended March 31, 2001 and 2000.

               An officer and stockholder of the Company provided services to the Company. Fees paid for services rendered by a corporation wholly-owned by this officer and stockholder, amounted to approximately $83,000 and $76,000 for the years ended March 31, 2001 and 2000, respectively.

               Contingencies
               -------------

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


                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000

NOTE 6 -     COMMITMENTS AND CONTINGENCIES (CONTINUED)

               Contingencies
               -------------

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

NOTE 7 -      STOCK OPTION PLANS

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




                               Years Ended March 31,                                               2001               2000
                              ----------------------                                               ----               ----



                               Outstanding at beginning of the year                             1,935,714         1,472,714

                               Granted                                                            518,100           663,000

                               Exercised                                                         (18,750)         (125,000)

                               Expired                                                          (426,000)          (75,000)
                                                                                                ---------          --------

                               Outstanding at end of year                                       2,009,064         1,935,714
                                                                                                =========         =========


               Options outstanding at March 31, 2001 and 2000 ranged in price from $2.00 to $10.00.

NOTE 8 -     PUBLIC OFFERING

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




                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000

NOTE 8 -     PUBLIC OFFERING (CONTINUED)

               In March 2000, the Company successfully filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, for the purpose of registering securities previously sold to and held by various corporations and individuals. The Company will not receive any proceeds upon filing of Form SB-2. The securities registered consisted of 3,297,539 shares of the Company's $.01 par value common stock, 2,022,537 underlying Class A and Class B common stock purchase warrants, and 317,250 Class A common stock purchase warrants.

               For the years ended March 31, 2001 and 2000, the Company incurred legal fees and other costs amounting to $0 and $7,878, respectively, in connection with its public filing, which has been charged to additional paid-in capital.


NOTE 9 -     BOND FINANCING OFFERING

               On September 2, 1999, the Company completed the issuance of tax exempt bonds by the New Jersey Economic Development Authority. The aggregate principal proceeds of the fifteen year term bonds were $3,000.000. Interest on the bonds accrues at 7.75% per annum. The proceeds, net of offering costs of $60,000, are being used by the Company to refinance the land and building it currently owns, and for the purchase of certain manufacturing equipment and related building improvements.

               Offering costs in connection with the bond issuance totaled $197,860, including the $60,000 mentioned above which were paid from bond proceeds. Offering costs included underwriter fees equal to $90,000 (three percent (3%) of the par amount of the bonds).

               The bonds are collateralized by a first lien on the building which includes property and equipment.

               Several restricted cash accounts are maintained in connection with the issuance of these bonds. These include amounts restricted for payment for: bond principal and interest; the refinancing of the land and building the Company currently owns; the purchase of certain manufacturing equipment and related building improvements; the maintenance of a $300,000 Debt Service Reserve.







                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000


               All restricted accounts other than the $300,000 Debt Service Reserve are expected to be expended within twelve months and are therefore categorized as current assets.

               Principal maturities required under the bond agreement are as follows:

                  Years Ended March 31,
                 ----------------------



                               2002                                                                        $120,000

                               2003                                                                         130,000

                               2004                                                                         140,000

                               2005                                                                         150,000

                               2006                                                                         165,000

                               Thereafter                                                                 2,180,000
                                                                                                          ----------


                                                                                                         $2,885,000
                                                                                                         -----------

NOTE 10 - JOINT VENTURE ACTIVITIES

               In October 2000, Elite entered into a joint development and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, is initially owned 80.1% by Elite and 19.9% by Elan. ERL will fund its research through capital contributions from its partners based on the partners' ownership percentage. In the ordinary course of business, ERL will subcontract research and development efforts to Elite, Elan and others. It is anticipated that Elite will likely provide most of the formulation and development work. Elite has commenced some preliminary work for one product. As of March 31, 2001, Elite has charged $80,932 to this joint venture which is reflected in product formulation fees.

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

               For the year ended March 31, 2001 ERL recognized a net loss of $15,080,932. The net loss includes a $15,000,000 payment to Elan for a technology license fee as well as $80,932 due to Elite for services rendered to ERL. Elite recognized 80.1% of ERL's loss, or $12,079,827 for the year ended March 31, 2001. To date, ERL has not recognized any revenue.




                                        4
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000


NOTE 10 - JOINT VENTURE ACTIVITIES (CONTINUED)

               In December 2000, the joint venture had its first organizational meeting and approved one product for development. In March 2001, the management committee of ERL met to finalize its budget and business plan and to complete a preliminary formulation of one drug product.

               As of March 31, 2001, the Company owed ERL $64,827 representing its 80.1% contribution to ERL to cover ERL's expenses.


NOTE 11 - MAJOR CUSTOMERS

               For the years ended March 31, revenues from major customers are as follows:

                                                       2001                2000
                   Customer A                        84.90%               58.10%
                   Customer B                        13.90%               32.90%