Form 10QSB
period 2001-06-30
ELITE PHARMACEUTICALS INC /DE/
filed 2001-08-09
CIK 1053369

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2001
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         to


                        Commission File Number: 333-45241
--------------------------------------------------------------------------------


                           ELITE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                             22-3542636
----------------------------------        -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


165 Ludlow Avenue, Northvale, New Jersey                          07647
------------------------------------------         -----------------------------
(Address of principal executive offices)                      (Zip Code)



                                 (201) 750-2646
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

                                                                  Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of July 18,
                                                                    -------
2001 is 9,434,447.
----    ---------

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY


                                      INDEX


                                                                                                 Page No.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
         March 31, 2001                                                                             3

         Consolidated Statements of Operations for the three months
         ended June 30, 2001 and June 30, 2000 (unaudited)                                          4

         Consolidated Statements of Cash Flows for the three months
         ended June 30, 2001 and June 30, 2000 (unaudited)                                          5

         Notes to Form 10-Q                                                                       6 - 10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           11 - 12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                                         13

PART II  OTHER INFORMATION                                                                         13

         Item 1 Legal Proceedings
         Item 2 Changes in Securities
         Item 3 Defaults Upon Senior Securities
         Item 4 Submission of Matters to a Vote of Security-Holders
         Item 5 Other Information Item 6 Exhibits and Reports on Form 8-K

SIGNATURES                                                                                         14

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,            March 31,
                                                                                2001                2001
                                                                           -------------        -------------
               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $  7,026,825         $  7,296,702
   Contract revenue receivable                                                  250,000               13,314
   Restricted cash                                                              283,162              306,040
   Amount receivable from Joint Venture                                         156,730               80,932
   Prepaid expenses and other current assets                                     49,304               81,732
                                                                           -------------        -------------
              Total current assets                                            7,766,021            7,778,720

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation and amortization                                              3,837,573            3,891,308

INTANGIBLE ASSETS - net of accumulated amortization                              56,075               57,173

OTHER ASSETS:
   Amount receivable from sale of state tax losses                              146,132              146,132
   Restricted cash                                                              300,000              300,000
   EDA Bond offering costs, net of accumulated amortization
   of $24,185 and $20,885 respectively                                          173,668              176,968
                                                                           -------------        -------------
              Total other assets                                                619,800              623,100
                                                                           -------------        -------------
                                                                           $ 12,279,469         $ 12,350,301
                                                                           =============        =============
             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of EDA Bonds                                            $    120,000         $    120,000
   Accounts payable and accrued expenses                                        146,905              220,220
   Deferred income                                                              250,000                    0
   Amount payable to Joint Venture                                              125,541               64,827
                                                                           -------------        -------------
              Total current liabilities                                         642,446              405,047

LONG TERM LIABILITIES:
   EDA BONDS - net of current portion                                         2,765,000            2,765,000
                                                                           -------------        -------------
              Total liabilities                                               3,407,446            3,170,047
                                                                           -------------        -------------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
   Preferred stock at liquidating value of $1,000 per share -
     $.01 par value; 20,000 shares authorized;
     Series A convertible exchangeable preferred stock; 12,015
     issued and outstanding                                                  12,015,000           12,015,000
   Preferred stock - $.01 par value; 7,250,000 shares authorized;
     Series B convertible preferred stock; 4,806,000 shares
     designated, and no shares issued and outstanding                                --                   --
   Common stock - $.01 par value;
     Authorized - 25,000,000 shares; issued and outstanding -
     9,432,477 and 9,376,389 shares, respectively                                94,324               93,764
   Additional paid-in capital                                                18,209,694           18,071,503
   Accumulated deficit                                                      (21,446,995)         (21,000,013)
                                                                          --------------        -------------
              Total stockholders' equity                                      8,872,023            9,180,254
                                                                          --------------        -------------
              Total liabilities and stockholder's equity                  $  12,279,469         $ 12,350,301
                                                                          ==============        =============

   The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         THREE MONTHS ENDED
                                                             June 30,
                                                  ------------------------------
                                                      2001                2000

REVENUES
     Product Formulation Fees                     $    75,798       $        --
                                                  ------------      ------------
         Total revenues                                75,798                --
                                                  ------------      ------------
OPERATING EXPENSES:
     Research and development                         310,623           374,008
     General and administrative                       130,273           158,016
     Depreciation and amortization                     70,848            58,980
                                                  ------------      ------------
                                                      511,744           591,004
                                                  ------------      ------------
LOSS FROM OPERATIONS                                 (435,946)         (591,004)
                                                  ------------      ------------
OTHER INCOME (EXPENSES):
     Interest income                                  107,830            60,113
     Interest expense                                 (55,897)          (58,125)
     Equity in loss of Joint Venture                  (60,714)               --
                                                  ------------      ------------

                                                       (8,781)            1,988
                                                  ------------      ------------
LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES
                                                     (444,727)         (589,016)
                                                  ------------      ------------

PROVISION (CREDIT) FOR INCOME TAXES                     2,255              (555)
                                                  ------------      ------------

NET LOSS                                          $  (446,982)      $  (589,571)
                                                  ============      ============

NET LOSS PER COMMON SHARE                         $      (.05)      $      (.07)
                                                  ============      ============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                      9,408,593         8,882,162
                                                  ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                 ------------------------------
                                                                                      2001              2000
                                                                                 ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $  (446,982)       $ (589,571)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation                                                                     66,450            55,098
     Amortization of intangibles                                                       4,398             3,882
     Equity in loss of Joint Venture                                                  60,714                --
     Deferred income                                                                 250,000                --
     Changes in assets and liabilities:
       Contract revenue receivable                                                  (236,686)               --
       Prepaid expenses and other current assets                                      32,428           299,521
       Amount receivable from Joint Venture                                          (75,798)               --
       Accounts payable, accrued expenses and other current liabilities              (73,315)         (399,687)
                                                                                 -----------        ----------

NET CASH USED IN OPERATING ACTIVITIES                                               (418,791)         (630,757)
                                                                                 -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                (12,715)         (147,257)
   Restricted cash                                                                    22,878           188,894
                                                                                 -----------        ----------
NET CASH PROVIDED BY IN INVESTING ACTIVITIES                                          10,163            41,637
                                                                                 -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock and warrants                               138,751           238,461
                                                                                 ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            138,751           238,461
                                                                                 -----------        ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (269,877)         (350,659)

CASH AND CASH EQUIVALENTS - beginning of period                                    7,296,702         3,937,217
                                                                                 -----------       -----------
CASH AND CASH EQUIVALENTS - end of period                                        $ 7,026,825       $ 3,586,558
                                                                                 ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                                        $        --       $        --
   Cash paid for income taxes                                                          2,255               555

         The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                               NOTES TO FORM 10-Q
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


NOTE 1  - BASIS OF PRESENTATION
          ---------------------

          The information in this Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. ("the Company") and its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite"), for the three months ended June 30, 2001 and 2000. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

          The accounting policies utilized in the preparation of this Form 10-Q are the same as those set forth in the Company's Form 10K-SB at March 31, 2001 and should be read in conjunction with the disclosures presented therein.

          The Company does not anticipate being profitable for fiscal year 2002, therefore a current provision for income tax was not established for the three months ended June 30, 2001.

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

          On December 31, 1999, this consulting agreement was amended to provide for payment of a monthly consulting fee of $5,000, commencing on July 1, 1999 and was terminated on December 1, 2000.

          On November 14, 2000, the Company amended its referral agreement with a member of its Board of Directors to provide certain consulting services for the period of November 1, 2000 through October 31, 2003. The Company previously advanced $20,000 under a prior agreement dated April 8, 1997 in addition to a payment of $50,000 made during the quarter ended December 31, 2000.

          The agreement calls for 25 monthly installments of $3,200 beginning on December 1, 2001.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                               NOTES TO FORM 10-Q
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


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

          The Series A Preferred Stock accrues a dividend of 7% per annum, compounded annually and payable in shares of Series A Preferred Stock. Dividends shall be accrued and compounded annually beginning on October 16, 2001. The Series A Preferred Stock is convertible at anytime after two years, at EIS's option, into the Company's common stock at a price of $18.00 per share and has a term of six years. At the end of the sixth year, at the option of Elite, the Series A Preferred Stock shall either be redeemed in cash or in shares of Elite common stock at a fair market value equal to the aggregate outstanding Series A liquidation preference and accrued dividends. As of June 30, 2001, the Company has accrued no dividends on the Series A Preferred Stock.

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



                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                               NOTES TO FORM 10-Q
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



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

          As of June 30, 2001, no capital contributions were required on behalf of ERL and, accordingly, the Company has not issued any series B Preferred Stock.

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

          As of June 30, 2001, the company has met with Inabata and is currently in discussions for the purpose of finalizing an agreement for Elite to formulate various products for Inabata.




                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                               NOTES TO FORM 10-Q
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 7  - COLLABORATIVE AGREEMENTS
          ------------------------

          In October 2000, Elite entered into a joint development and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, is initially owned 80.1% by Elite and 19.9% by Elan. ERL will fund its research through capital contributions from its partners based on the partners' ownership percentage. ERL will subcontract research and development efforts to Elite, Elan and others. It is anticipated that Elite will likely provide most of the formulation and development work. Elite has commenced some preliminary work for one product. In the quarter ending June 30, 2001, Elite charged $75,798 to this joint venture which is reflected in product formulation fees.

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

          For the quarter ended June 30, 2001, ERL recognized a net loss of $75,798. Elite recognized 80.1% of ERL's loss, or $60,714 for the quarter ended June 30, 2001. To date, ERL has not recognized any revenue. In December 2000, the joint venture had its first organizational meeting and approved one product for development. In March 2001, the management committee of ERL met to finalize its budget and business plan and to complete a preliminary formulation of the drug product.

          During the quarter ended June 30, 2001, ERL identified and authorized the development of a second compound by Elite.

          As of June 30, 2001, the Company owed ERL $125,541 representing its 80.1% contribution to ERL to cover ERL's expenses

          On June 27, 2001, the Company entered into two separate and distinct development and license agreements with another pharmaceutical company ("partner"). The Company will develop two drug compounds for the partner in exchange for certain milestone payments and royalties. Elite also reserves the right to manufacture the compounds. On July 2, 2001, the Company received $250,000 as its first milestone payment on one of the two agreements. Such amount is reflected as deferred income on the accompanying balance sheet, in accordance with SAB 101 as this income was not earned in the quarter ended June 30, 2001.


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



                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                               NOTES TO FORM 10-Q
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)




NOTE 9  - RECENTLY ISSUED ACCOUNTING STANDARDS
          ------------------------------------

          In December 1999, the SEC staff released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company will adopt SAB 101 as required in the third quarter of 2000. The impact of the bulletin on the Company's financial position and results of operations is not expected to be material.


NOTE 10 - CONTINGENCY
          -----------

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

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2000




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

     In June 2001, the Company entered into two separate and distinct development and license agreements with another pharmaceutical company. The Company will develop two drug compounds in exchange for certain milestone payments and royalties.


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

Period Ended June 30, 2001 vs. Period Ended June 30, 2000

     Elite's revenues for the period ended June 30, 2001 were $75,798, an increase of $75,798 over the comparable period of the prior year. For the period ended June 30, 2001, revenues consisted of product formulation fees of $75,798 earned in conjunction with the Company's joint venture in ERL.




                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2000

                                   (CONTINUED)



Period Ended June 30, 2001 vs. Period Ended June 30, 2000 (Continued)

     General and administrative expenses for the period ended June 30, 2001 were $130,273, a decrease of $27,743, or approximately 21% from the comparable period of the prior year. The decrease in general and administrative expenses was substantially due to a decrease in consulting fees.

     Research and development costs for the period ended June 30, 2001, were $310,623, a decrease of $63,385 or approximately 17% from the comparable period of the prior year. Research and development costs have declined as the Company has not undertaken the kind of biostudies that were undertaken in the comparable period of the prior year.

     Elite's net loss for period ended June 30, 2001 was $446,982 as compared to $589,571 for the comparable period of the prior year. The decrease in the net loss was primarily due to the increase in revenues and the decrease in research and development and administrative expenses.

Material Changes in Financial Condition

     The Company's working capital (total current assets less total current liabilities), which was $7,373,673 as of March 31, 2001, decreased to $7,123,575 as of June 30, 2001. The decrease in working capital is primarily due to the Company's net loss from operations partially offset by the receipt of $138,751 from the issuance of common stock.

     The Company experienced negative cash flow from operations of $418,791 for the period ended June 30, 2001 primarily due to the Company's net loss from operations of $446,982.


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




        PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK No Report Required


        PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
             No Report Required


ITEM 2. CHANGES IN SECURITIES
             No Report Required


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
             No Report Required


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             No Report Required


ITEM 5. OTHER INFORMATION
             No Report Required


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             27 - Financial Data Schedule

        (b) Reports on Form 8-K. No report on Form 8-K has been filed during quarter ending June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ELITE PHARMACEUTICALS, INC.

       Date: August 9, 2001           By: /s/Atul M. Mehta
             --------------

                                      ------------------------------------------
                                      Atul M. Mehta
                                      President & Chief Executive Officer
                                      (Principal Executive Officer)


       Date: August 9, 2001           By: /s/Mark I. Gittelman
             --------------
                                      ------------------------------------------
                                      Mark I. Gittelman
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial & Accounting Officer)