Form 10-Q
period 2001-09-30
ELITE PHARMACEUTICALS INC /DE/
filed 2001-11-13
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2001
                                 -----------------------------------------------

                                       or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended         to


                           Commission File Number: 333-45241
--------------------------------------------------------------------------------


                           ELITE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                             22-3542636
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


165 Ludlow Avenue, Northvale, New Jersey                            07647
--------------------------------------------         ---------------------------
(Address of principal executive offices)                        (Zip Code)



                                  (201)750-2646
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

                                                                Yes [  ] No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of September
                                                                    ----------
30, 2001 is 9,629,227.
--------    ----------

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY


                                      INDEX

                                                                                                               Page No.
PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of September 30, 2001 (unauditied) and
           March 31, 2001 (audited)                                                                               3

           Consolidated Statements of Operations for the three and six months
           ended September 30, 2001 and September 30, 2000 (unaudited)                                            4

           Consolidated Statements of Cash Flows for the six months
           ended September 30, 2001 and September 30, 2000 (unaudited)                                            5

           Notes to Form 10-Q                                                                                   6 - 10

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                       11 - 13

PART II    OTHER INFORMATION                                                                                      14

           Item 1    Legal Proceedings
           Item 2    Changes in Securities
           Item 3    Defaults Upon Senior Securities
           Item 4    Submission of Matters to a Vote of Security-Holders
           Item 5    Other Information
           Item 6    Exhibits and Reports on Form 8-K

SIGNATURES                                                                                                        15

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30,              March 31,
                                                                                   2001                      2001
                                                                                --------------          --------------
                                     ASSETS
                                    --------
CURRENT ASSETS:
      Cash and cash equivalents                                                 $  7,864,911           $  7,296,702
      Contract revenue receivable                                                        ---                 13,314
      Restricted Cash                                                                149,877                306,040
      Amount receivable from Joint Venture                                           133,713                 80,932
      Prepaid expenses and other current assets                                       77,402                 81,732
                                                                                --------------          --------------
           Total current assets                                                    8,225,903              7,778,720
                                                                                --------------          --------------

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation and amortization                                                3,810,098              3,891,308

INTANGIBLE ASSETS, net of accumulated amortization                                    54,977                 57,173

OTHER ASSETS:
      Investment in Joint Venture                                                     74,553                    ---
      Amount receivable from sale of state tax losses                                146,132                146,132
      Restricted Cash                                                                300,000                300,000
      EDA bond offering costs, net of accumulated amortization
           of $28,535 and $20,885, respectively                                      170,368                176,968
                                                                                --------------          --------------
           Total other assets                                                        691,053                623,100
                                                                                --------------          --------------
                                                                                $ 12,782,031            $12,350,301
                                                                                ==============          ==============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
                            --------------------------------------
CURRENT LIABILITIES:
      Current portion of EDA Bonds                                              $    130,000            $    120,000
      Accounts payable and accrued expenses                                           69,738                 220,220
      Amount payable to Joint Venture                                                107,104                  64,827
                                                                                --------------          --------------
           Total current liabilities                                                 306,842                 405,047
LONG TERM LIABILITIES:
EDA Bond - net of current portion                                                  2,635,000               2,765,000
                                                                                --------------          --------------
           Total liabilities                                                       2,941,842               3,170,047
                                                                                --------------          --------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Preferred stock at liquidating value of $1,000 per share -
           $.01 par value; 20,000 shares authorized;
           Series A convertible exchangeable preferred stock;
           12,015 issued and outstanding                                           12,015,000             12,015,000
      Preferred stock at liquidation value of $1 per share -
           $.01 par value; 7,250,000 shares authorized;
           Series B convertible preferred stock; 4,806,000 shares
           designated, and 200,000 shares issued and outstanding                      200,000                    ---
      Common stock - $.01 par value;
           Authorized - 25,000,000 shares; issued and outstanding -
           9,629,227 and 9,376,389 shares, respectively                                96,292                 93,764
      Additional paid-in capital                                                   19,248,066             18,071,503
      Accumulated deficit                                                         (21,719,169)           (21,000,013)
                                                                                --------------          --------------
           Total stockholders' equity                                               9,840,189              9,180,254
                                                                                --------------          --------------
                                                                                $  12,782,031           $ 12,350,301
                                                                                ==============          ==============

                The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                -----------------------             ----------------------
                                                2001              2000              2001             2000
                                                ----              ----              ----             ----

REVENUES:
       Research and Development                 $      250,000    $          ---    $     250,000    $          ---
       Product Formulation Revenues                    133,713               ---          209,511               ---
       Testing Fees                                      3,450               ---            3,450               ---
                                                ---------------   --------------    --------------   --------------
             Total revenues                            387,163               ---          462,961               ---
                                                ---------------   --------------    --------------   --------------

OPERATING EXPENSES:
       Research and development                        319,443          331,892           630,066          705,900
       General and administrative                      175,023          162,753           305,296          320,769
       Depreciation and amortization                    70,848           58,980           141,696          117,960
                                                ---------------   --------------    --------------   --------------
                                                       565,314          553,625         1,077,058        1,144,629
                                                ---------------   --------------    --------------   --------------

LOSS FROM OPERATIONS                                  (178,151)        (553,625)         (614,097)      (1,144,629)
                                                ---------------   --------------    --------------   --------------

OTHER INCOME (EXPENSES):
       Interest income                                  68,205           60,383           176,035          120,496
       Interest expense                                (55,122)         (57,382)         (111,019)        (115,507)
       Equity in loss of Joint Venture                (107,105)     (12,015,000)         (167,819)     (12,015,000)
                                                ---------------   --------------    --------------   --------------
                                                       (94,022)     (12,011,999)         (102,803)     (12,010,011)
                                                ---------------   --------------    --------------   --------------

LOSS BEFORE PROVISION FOR INCOME TAXES                (272,173)     (12,565,624)         (716,900)     (13,154,640)
                                                ---------------   --------------    --------------   --------------

PROVISION FOR INCOME TAXES                                  ---             700             2,255            1,255
                                                ---------------   --------------    --------------   --------------

NET LOSS                                        $     (272,173)   $ (12,566,324)    $  (719,155)     $ (13,155,895)
                                                ===============   ==============    ==============   ==============

NET LOSS PER COMMON SHARE                       $         (.03)   $       (1.41)    $        (.08)   $       (1.48)
                                                ===============   ==============    ==============   ==============

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                     9,543,556        8,911,329         9,476,443        8,885,287
                                                ===============   ==============    ==============   ==============










                The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         SIX MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    ---------------------------
                                                                                    2001                   2000
                                                                                    ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                  $     (719,155)         $ (13,155,895)
      Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation                                                                  132,900                110,193
         Amortization of intangibles                                                     8,796                  7,767
         Equity in loss of Joint Venture                                               167,819             12,015,000
         Changes in assets and liabilities:
            Contract revenue receivable                                                 13,314                    ---
            Prepaid expenses and other current assets                                    4,330                281,521
            Amount receivable from Joint Venture                                       (52,781)                   ---
            Accounts payable, accrued expenses and other current liabilities          (150,483)              (479,275)
            Amount payable to Joint Venture                                                (95)                   ---
                                                                                ---------------        ---------------

NET CASH USED IN OPERATING ACTIVITIES                                                 (595,355)            (1,220,689)
                                                                                ---------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                               (51,690)              (221,146)
      Payment for deposit on property and equipment                                        ---                 (1,230)
      Restricted cash                                                                  156,163                324,618
                                                                                ---------------        ---------------
                                                                                       104,473                102,242
NET CASH PROVIDED BY INVESTING ACTIVITIES                                       ---------------        ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock and warrants                            1,179,091                269,711
      Principal repayments of NJEDA Bonds                                             (120,000)              (115,000)
                                                                                ---------------        ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            1,059,091                154,711
                                                                                ---------------        ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                568,209               (963,736)

CASH AND CASH EQUIVALENTS - beginning of period                                      7,296,702              3,937,217
                                                                                ---------------        ---------------
CASH AND CASH EQUIVALENTS - end of period                                       $    7,864,911         $    2,973,481
                                                                                ===============        ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                    $      111,794         $      116,250
      Cash paid for income taxes                                                         2,255                  1,255

SUPPLEMENTAL SCHEDULE NON-CASH TRANSACTIONS IN
      CONNECTION WITH JOINT VENTURE:
      Preferred Stock - Series A Issuance in Exchange for Interest in
          Joint Venture                                                         $          ---         $   12,015,000
      Preferred Stock - Series B Issuance                                              200,000                    ---
      Paydown of Amounts Due to Joint Venture                                         (125,447)                   ---
      Additional Investment in Joint Venture                                           (74,553)                   ---





                The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                               NOTES TO FORM 10-Q
                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 1        - BASIS OF PRESENTATION
                ---------------------

                The information in this Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. ("the Company") and its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite"), for the three and six months ended September 30, 2001 and 2000. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

                The accounting policies utilized in the preparation of this Form 10-Q are the same as those set forth in the Company's Form 10K-SB at March 31, 2001 and should be read in conjunction with the disclosures presented therein.

                The Company does not anticipate being profitable for fiscal year 2002, therefore a current provision for income tax was not established for the six months ended September 30, 2001.

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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                               NOTES TO FORM 10-Q
                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

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

                The Series A Preferred Stock accrues a dividend of 7% per annum, compounded annually and payable in shares of Series A Preferred Stock. Dividends shall be accrued and compounded annually beginning on October 16, 2001. The Series A Preferred Stock is convertible at anytime after two years, at EIS's option, into the Company's common stock at a price of $18.00 per share and has a term of six years. At the end of the sixth year, at the option of Elite, the Series A Preferred Stock shall either be redeemed in cash or in shares of Elite common stock at a fair market value equal to the aggregate outstanding Series A liquidation preference and accrued dividends. As of September 30, 2001, the Company has accrued no dividends on the Series A Preferred Stock.

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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                               NOTES TO FORM 10-Q
                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

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

                As of September 30, 2001, a $200,000 capital contribution was made on behalf of ERL and financed through the issuance of 200,000 shares of Series B Preferred Stock.

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

NOTE 6        - MEMORANDUM OF UNDERSTANDING
                ---------------------------

                On June 1, 2000, the Company entered into a Memorandum of Understanding (MOU) with Inabata America Corporation ("Inabata"), an international trading company which markets specialty chemicals throughout the world in several industry segments including the pharmaceutical industry. The purpose of the Memorandum was to agree that the two parties would explore the possibility of entering into a joint venture for the purpose of marketing Elite products in Japan through the efforts of Inabata. The parties will review each other's capabilities and obtain information concerning regulatory procedures, price restrictions and marketing information for the Japanese markets. The parties will perform other due diligence investigations and analyses. Although Elite declined to extend the term of the MOU after its initial term of six months expired, both Inabata and the Company continued in good faith to explore opportunities.

                On October 8, 2001, Inabata agreed not to extend the terms of the Memorandum of Understanding.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                               NOTES TO FORM 10-Q
                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


   NOTE 7     - COLLABORATIVE AGREEMENTS
                ------------------------

                In October 2000, Elite entered into a joint development and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, is initially owned 80.1% by Elite and 19.9% by Elan. ERL will fund its research through capital contributions from its partners based on the partners' ownership percentage. ERL will subcontract research and development efforts to Elite, Elan and others. It is anticipated that Elite will likely provide most of the formulation and development work. Elite has commenced some preliminary work for one product. For the six months ending September 30, 2001, Elite charged $209,511 to this joint venture which is reflected in product formulation revenues.

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

                For the six months ended September 30, 2001, ERL recognized a net loss of $209,511. Elite recognized 80.1% of ERL's loss, or $167,819 for the six months ended September 30, 2001. To date, ERL has not recognized any revenue. In December 2000, the joint venture had its first organizational meeting and approved one product for development. In March 2001, the management committee of ERL met to finalize its budget and business plan and to complete a preliminary formulation of the drug product.

                During the quarter ended June 30, 2001, ERL identified and authorized the development of a second compound by Elite.

                During the quarter ended September 30, 2001, the Company provided formulation services on both products.

                As of September 30, 2001, the Company owed ERL $107,104 representing its 80.1% contribution to ERL to cover ERL's expenses for the three months ending September 30, 2001.

                On June 27, 2001, the Company entered into two separate and distinct development and license agreements with another pharmaceutical company ("partner"). The Company will develop two drug compounds for the partner in exchange for certain milestone payments and royalties. Elite also reserves the right to manufacture the compounds. On July 2, 2001, the Company received $250,000 as its first milestone payment on one of the two agreements. Such amount is reflected as income on the accompanying statement of operations, as this payment was earned in the quarter ended September 30, 2001.


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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                               NOTES TO FORM 10-Q
                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


   NOTE 9     - RECENTLY ISSUED ACCOUNTING STANDARDS
                ------------------------------------

                In December 1999, the SEC staff released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB 101 as required in the third quarter of 2000.

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

                The action and counterclaim are in their preliminary stages.

   NOTE 11    - SUBSEQUENT EVENT
                ----------------

                In October 2001, the Company authorized the repurchase of up to 100,000 shares of its common stock in the open market at the then prevailing market price on or before March 31, 2002.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

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

         In October 2000, Elite entered into a joint development and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, is initially owned 80.1% by Elite and 19.9% by Elan. ERL will fund its research through capital contributions from its partners based on the partners' ownership percentage. ERL will subcontract research and development efforts to Elite, Elan and others. The first product formulated by Elite is under going in-vivo (pilot clinical trial) testing. Elite has initiated to develop formulation for the second product.

         In September 2000, Elite received approval of its application to sell $4,872,267 in New Jersey Net Operating Tax Losses under the New Jersey Economic Development Agency's Technology Business Tax Certificate Program. The Company expects to receive $368,343 from the proceeds of this sale. $222,211 was received during the quarter ending December 31, 2000.

         In June 2001, the Company entered into two separate and distinct development and license agreements with another U.S. pharmaceutical company to develop two products in exchange for development fees, certain milestone payments, royalties and manufacturing rights. Elite has undertaken formulation development for the first product and expects to begin formulation development for the second product in the quarter ending December 31, 2001.

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

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         Elite's revenues for the three months ended September 30, 2001 were $387,163, an increase of $387,163 over the comparable period of the prior year. For the three months ended September 30, 2001, revenues consisted of product formulation fees of $133,713 earned in conjunction with the Company's joint venture in ERL, development fees of $250,000 and testing fees of $3,450.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)



Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000 (Continued)

         General and administrative expenses for the three months ended September 30, 2001 were $175,023, an increase of $12,270, or approximately 7% from the comparable period of the prior year. The increase in general and administrative expenses was substantially due to an increase in payroll.

         Research and development costs for the three months ended September 30, 2001, were $319,443, a decrease of $12,449 or approximately 4% from the comparable period of the prior year. Research and development costs have declined as the Company has not undertaken the kind of biostudies that were undertaken in the comparable period of the prior year.

         Elite's net loss for period ended September 30, 2001 was $272,173 as compared to $12,566,324 for the comparable period of the prior year. The decrease in the net loss was primarily due to the increase in revenues and to the fact that a one time charge of $12,015,000 was made in the quarter ending September 30, 2000 relating to the Company's equity loss in its 80.1% owned joint venture, Elite Research, Ltd.


Six Months Ended September 30, 2001 Compared to Six Months Ended
September 30, 2000

         Elite's revenues for the six months ended September 30, 2001 were $462,961, an increase of $462,961 over the comparable period of the prior year. For the six months ended September 30, 2001, revenues consisted of product formulation fees of $209,511 earned in conjunction with the Company's joint venture in ERL, development fees of $250,000 and testing fees of $3,450.

         General and administrative expenses for the six months ended September 30, 2001 were $305,296, a decrease of $15,473, or approximately 5% from the comparable period of the prior year. The decrease in general and administrative expenses was substantially due to a decrease in consulting fees.

         Research and development costs for the six months ended September 30, 2001, were $630,066, a decrease of $75,834 or approximately 11% from the comparable period of the prior year. Research and development costs have declined as the Company has not undertaken the kind of biostudies and testing that were undertaken in the comparable period of the prior year. These decreases are partially offset by increases in payroll.

         Elite's net loss for period ended September 30, 2001 was $719,155 as compared to $13,155,895 for the comparable period of the prior year. The decrease in the net loss was primarily due to the increase in revenues and to the fact that a one time charge of $12,015,000 was made in the quarter ending September 30, 2000 relating to the Company's equity loss in its 80.1% owned joint venture, Elite Research, Ltd.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                                   (CONTINUED)



Material Changes in Financial Condition

         The Company's working capital (total current assets less total current liabilities), which was $7,373,673 as of March 31, 2001, increased to $7,919,061 as of September 30, 2001. The increase in working capital is primarily due to the receipt of $1,179,091 from the issuance of common stock and preferred stock partially offset by the Company's net loss from operations.

         The Company experienced negative cash flow from operations of $720,802 for the period ended September 30, 2001 primarily due to the Company's net loss from operations of $719,155.


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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

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


ITEM 2.           CHANGES IN SECURITIES
                        No Report Required


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                        No Report Required


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                        No Report Required


ITEM 5.           OTHER INFORMATION
                        No Report Required


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                        Reports on Form 8-K. No report on Form 8-K has been filed during quarter ending September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ELITE PHARMACEUTICALS, INC.

      Date: November 8, 2001          By: /s/Atul M. Mehta
                                      ------------------------------------------
                                      Atul M. Mehta
                                      President & Chief Executive Officer
                                      (Principal Executive Officer)


      Date: November 5, 2001          By: /s/Mark I. Gittelman
                                      ------------------------------------------
                                      Mark I. Gittelman
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial & Accounting Officer)