Form 10-Q
period 2001-12-31
ELITE PHARMACEUTICALS INC /DE/
filed 2002-02-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 2001
                                 -----------------------------------------------

                                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended                         to


                        Commission File Number: 333-45241
--------------------------------------------------------------------------------

                           ELITE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                22-3542636
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


165 Ludlow Avenue, Northvale, New Jersey                          07647
------------------------------------------          ----------------------------
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

                                                                  Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of December 31,
                                                                    ------------
2001 is 9,636,370.
----    ----------

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY


                                      INDEX

                                                                                   Page No.
PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of December 31, 2001 (unaudited) and
           March 31, 2001 (audited)                                                   3

           Consolidated Statements of Operations for the three and nine months
           ended December 31, 2001 and December 31, 2000 (unaudited)                  4

           Consolidated Statements of Cash Flows for the nine months
           Ended December 31, 2001 and December 31, 2000 (unaudited)                  5

           Notes to Consolidated Financial Statements                                6-10

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            11-13

PART II    OTHER INFORMATION                                                          14

           Item 1    Legal Proceedings
           Item 2    Changes in Securities
           Item 3    Defaults Upon Senior Securities
           Item 4    Submission of  Matters to a Vote of Security-Holders
           Item 5    Other Information
           Item 6    Exhibits and Reports on Form 8-K

SIGNATURES                                                                            15

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,      March 31,
                                                                                    2001            2001
                                                                                ------------     ------------
                                                                                (Unaudited)       (Audited)
                                                                                ------------     ------------
                                     ASSETS
                                    --------
CURRENT ASSETS:
      Cash and cash equivalents                                                 $ 7,743,800      $ 7,296,702
      Contract revenue receivable                                                       ---           13,314
      Restricted Cash                                                               235,623          306,040
      Amount receivable from Joint Venture                                          379,310           80,932
      Prepaid expenses and other current assets                                      50,340           81,732
                                                                                ------------     ------------
           Total current assets                                                   8,409,073        7,778,720
                                                                                ------------     ------------
PROPERTY AND EQUIPMENT, net of accumulated
      Depreciation and amortization                                               3,761,721        3,891,308
INTANGIBLE ASSETS, net of accumulated amortization                                   53,879           57,173

OTHER ASSETS:
      Investment in Joint Venture                                                    74,553              ---
      Amount receivable from sale of state tax losses                                66,077          146,132
      Restricted Cash                                                               300,000          300,000
      EDA bond offering costs, net of accumulated amortization
           of $30,792 and $20,892, respectively                                     167,068          176,968
                                                                                ------------     ------------
           Total other assets                                                       607,698          623,100
                                                                                ------------     ------------
                                                                                $12,832,371      $12,350,301
                                                                                ============     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     --------------------------------------
CURRENT LIABILITIES:
      Current portion of EDA Bonds                                              $   130,000      $   120,000
      Accounts payable and accrued expenses                                         103,371          220,220
      Deferred Income                                                               100,000              ---
      Amount payable to Joint Venture                                               328,306           64,827
                                                                                ------------     ------------
           Total current liabilities                                                661,677          405,047
LONG TERM LIABILITIES:
     EDA Bond - net of current portion                                            2,635,000        2,765,000
     Dividends Payable - Preferred Series A                                         853,148              ---
                                                                                ------------     ------------
             Total liabilities                                                    4,149,825        3,170,047
                                                                                ------------     ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Preferred stock at liquidating value of $1,000 per share -
           $.01 par value; 20,000 shares authorized;
           Series A convertible exchangeable preferred stock;
           12,015 issued and outstanding                                         12,015,000       12,015,000
      Preferred stock at liquidation value of $1 per share -
           $.01 par value; 7,250,000 shares authorized;
           Series B convertible preferred stock; 4,806,000 shares
           Designated, and 200,000 shares issued and outstanding                    200,000              ---
      Common stock - $.01 par value;
           Authorized - 25,000,000 shares; issued and outstanding -
           9,636,370 and 9,376,389 shares, respectively                              96,363           93,764
      Dividends Paid - Preferred Stock - Series A                                  (853,148)             ---
      Additional paid-in capital                                                 19,283,709       18,071,503
      Accumulated deficit                                                       (22,059,378)     (21,000,013)
                                                                                ------------     ------------
             Total stockholders' equity                                           8,682,546        9,180,254
                                                                                ------------     ------------
                                                                                $12,832,371      $12,350,301
                                                                                ============     ============

 The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                DECEMBER 31,                        DECEMBER 31,
                                           -----------------------             -----------------------
                                           2001              2000              2001              2000
                                           ----              ----              ----              ----
REVENUES:
       Research and Development            $    228,000      $        ---      $    478,000      $        ---
       Product Formulation Revenues             245,597             7,781           455,108             7,781
       Testing Fees                                 ---             1,000             3,450             1,000
                                           -------------     -------------     -------------     -------------
             Total revenues                     473,597             8,781           936,558             8,781
                                           -------------     -------------     -------------     -------------
OPERATING EXPENSES:
       Research and development                 431,239           330,096         1,061,305         1,035,996
       General and administrative               214,456           219,978           519,752           540,747
       Depreciation and amortization             70,848            58,980           212,544           176,940
                                           -------------     -------------     -------------     -------------
                                                716,543           609,054         1,793,601         1,753,683
                                           -------------     -------------     -------------     -------------
LOSS FROM OPERATIONS                           (242,946)         (600,273)         (857,043)       (1,744,902)
                                           -------------     -------------     -------------     -------------
OTHER INCOME (EXPENSES):
       Interest income                           39,867           101,008           215,902           221,504
       Interest expense                         (53,572)          (55,897)         (164,591)         (171,404)
       Equity in loss of Joint Venture         (221,202)           (6,233)         (389,021)      (12,021,233)
                                           -------------     -------------     -------------     -------------
                                               (234,907)           38,878          (337,710)      (11,971,133)
                                           -------------     -------------     -------------     -------------
LOSS BEFORE BENEFIT FOR INCOME TAXES           (477,853)         (561,395)       (1,194,753)      (13,716,035)
                                           -------------     -------------     -------------     -------------
BENEFIT FOR INCOME TAXES                       (137,643)         (368,343)         (135,388)         (367,088)
                                           -------------     -------------     -------------     -------------
NET LOSS                                   $   (340,210)     $   (193,052)     $ (1,059,365)     $(13,348,947)
                                           =============     =============     =============     =============
NET LOSS PER COMMON SHARE                  $       (.03)     $       (.02)     $       (.11)           $(1.47)
                                           =============     =============     =============     =============
WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING              9,631,634         9,140,337         9,528,362         9,110,569
                                           =============     =============     =============     =============

 The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      NINE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                    ---------------------
                                                                                    2001             2000
                                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                  $ (1,059,365)    $(13,348,947)
      Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation                                                                199,350          165,288
         Amortization of intangibles                                                  13,194           11,652
         Equity in loss of Joint Venture                                             389,021       12,021,233
         Deferred income                                                             100,000              ---
         Changes in assets and liabilities:
            Contract revenue receivable                                               13,314              ---
            Prepaid expenses and other current assets                                 31,392          296,474
            Amount receivable from Joint Venture                                    (298,378)             ---
            Accounts payable, accrued expenses and other current liabilities        (116,849)        (491,633)
            Amount payable to Joint Venture                                              (95)             ---
                                                                                -------------    -------------
NET CASH USED IN OPERATING ACTIVITIES                                               (728,416)      (1,345,933)
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                             (69,763)        (232,164)
      Payment for deposit on property and equipment                                      ---           (1,230)
      Receivable from sale of New Jersey Tax Losses                                   80,055         (146,132)
      Restricted cash                                                                 70,417          239,840
                                                                                -------------    -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                             80,709         (139,686)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock and warrants                          1,214,805        5,518,111
      Principal repayments of NJEDA Bonds                                           (120,000)        (115,000)
                                                                                -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          1,094,805        5,403,111
                                                                                -------------    -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              447,098        3,917,492

CASH AND CASH EQUIVALENTS - beginning of period                                    7,296,702        3,937,217
                                                                                -------------    -------------

CASH AND CASH EQUIVALENTS - end of period                                       $  7,743,800     $  7,854,709
                                                                                =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                    $    111,794     $    116,250
      Cash paid for income taxes                                                       2,255            1,255

SUPPLEMENTAL SCHEDULE NON-CASH TRANSACTIONS IN
      CONNECTION WITH JOINT VENTURE:
      Preferred Stock - Series A Issuance in Exchange for Interest in
          Joint Venture                                                         $        ---     $ 12,015,000
      Preferred Stock - Series B Issuance                                            200,000              ---
      Paydown of Amounts Due to Joint Venture                                       (125,447)             ---
      Additional Investment in Joint Venture                                         (74,553)             ---
      Dividends accrued on Preferred Stock - Series A                                853,148              ---

 The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)



NOTE 1      -  BASIS OF PRESENTATION
               ---------------------

               The information in this Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. ("the Company") and its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite"), for the three and nine months ended December 31, 2001 and 2000. All significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

               The accounting policies utilized in the preparation of this Form 10-Q are the same as those set forth in the Company's Form 10K-SB at March 31, 2001 and should be read in conjunction with the disclosures presented therein.

               The Company does not anticipate being profitable for fiscal year 2002, therefore a current provision for income tax was not established for the nine months ended December 31, 2001.

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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 4      -  STOCKHOLDERS' EQUITY
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

               The Company raised net proceeds of $4,452,500 from the private placement after legal fees of $10,000

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

               The Series A Preferred Stock accrues a dividend of 7% per annum, compounded annually and payable in shares of Series A Preferred Stock. Dividends shall be accrued and compounded annually beginning on October 16, 2001. The Series A Preferred Stock is convertible at anytime after two years, at EIS's option, into the Company's common stock at a price of $18.00 per share and has a term of six years. At the end of the sixth year, at the option of Elite, the Series A Preferred Stock shall either be redeemed in cash or in shares of Elite common stock at a fair market value equal to the aggregate outstanding Series A liquidation preference and accrued dividends. As of December 31, 2001, the Company has accrued dividends on the Series A Preferred Stock, totaling $853,148.

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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


               Series B Preferred Stock shall be entitled to receive a mandatory dividend equal to 7% per year of the original issue price. Such dividend shall be accrued and compounded on each succeeding twelve month anniversary of the first issuance and is payable solely by the issuance of additional Series B Preferred Stock, at a price per share equal to the original issue price and not in cash. Dividends shall be compounded commencing one year after issuance. Additionally, Class B Preferred Stock shall have a senior liquidation preference of $1 per share (original issue price) plus any accrued and unpaid dividends. As of December 31, 2001, the Company has accrued no dividends on the Series B Preferred Stock.

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

               As of December 31, 2001, a $200,000 capital contribution was made on behalf of ERL and financed through the issuance of 200,000 shares of Series B Preferred Stock.


NOTE 5      -  BOND FINANCING OFFERING
               -----------------------

               On September 2, 1999, the Company completed the issuance of tax-exempt bonds by the New Jersey Economic Development Authority. The aggregate principal proceeds of the fifteen-year term bonds were $3,000,000. Interest on the bonds accrues at 7.75% per annum. The proceeds, net of offering costs of $60,000, are being used by the Company to refinance the land and building it currently owns, and for the purchase of certain manufacturing equipment and related building improvements.

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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 6      -  MEMORANDUM OF UNDERSTANDING
               ---------------------------

               On June 1, 2000, the Company entered into a Memorandum of Understanding (MOU) with Inabata America Corporation ("Inabata"), an international trading company which markets specialty chemicals throughout the world in several industry segments including the pharmaceutical industry. The purpose of the Memorandum was to agree that the two parties would explore the possibility of entering into a joint venture for the purpose of marketing Elite products in Japan through the efforts of Inabata. The parties will review each other's capabilities and obtain information concerning regulatory procedures, price restrictions and marketing information for the Japanese markets. The parties will perform other due diligence investigations and analyses. Although Elite declined to extend the term of the MOU after its initial term of six months expired, both Inabata and the Company continued in good faith to explore opportunities. On October 8, 2001, Inabata acknowledged that the Memorandum of Understanding would not be extended. Both Parties later agreed to devise a more definitive collaboration agreement.


NOTE 7      -  COLLABORATIVE AGREEMENTS
               ------------------------

               In October  2000,  Elite  entered  into a joint  development  and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, is initially owned 80.1% by Elite and 19.9% by Elan. ERL will fund its research through capital contributions from its partners based on the partners' ownership percentage. ERL will subcontract research and development efforts to Elite, Elan and others. It is anticipated that Elite will likely provide most of the formulation and development work. Elite has completed in-vivo (pilot clinical trial) on the first product it has formulated and began formulation and development of a second product. For the nine months ending December 31, 2001, Elite charged $455,108 to this joint venture which is reflected in product formulation revenues.

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

               For the nine months ended December 31, 2001, ERL recognized a net loss of $485,669. Elite recognized 80.1% of ERL's loss, or $389,021 for the nine months ended December 30, 2001. To date, ERL has not recognized any revenue. In December 2000, the joint venture had its first organizational meeting and approved one product for development. In March 2001, the management committee of ERL met to finalize its budget and business plan and to complete a preliminary formulation of the drug product.

               As  of  December  31,   2001,   the  Company  owed  ERL  $328,306
               representing its 80.1% contribution to ERL to cover ERL's expenses for the nine months ending December 31, 2001.

               On June 27, 2001, the Company entered into two separate and distinct development and license agreements with another pharmaceutical company ("partner"). The Company will develop two drug compounds for the partner in exchange for certain milestone payments and royalties. Elite also reserves the right to manufacture the compounds. On July 2, 2001, the Company received $250,000 as its first milestone payment on one of the two agreements. In November the Company received $300,000 as its first milestone payment on the second agreement. Of these amounts $100,000 is reflected as deferred income on the accompanying balance sheet, in accordance with SAB 101 as this income was not
               earned  in  the  period   ending   December   31,   2001.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 8      -  SALE OF STATE TAX LOSSES
               ------------------------

               In the prior fiscal year, the Company received approval for the sale of $4,872,267 of New Jersey net operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefit receivable by the Company was $368,343 of which $222,211 and $146,132 was received in 2000 and in 2001, respectively.

               During the current year the Company received approval for the sale of an additional $1,822,989 of New Jersey net-operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefit receivable by the Company is $137,818, of which $71,741 was received. The remaining balance of $66,077 will be received pending the NJEDA's authorization. Such amounts are classified as non current assets on the accompanying consolidated balance sheet.


NOTE 9      -  RECENTLY ISSUED ACCOUNTING STANDARDS
               ------------------------------------

               In June 2001, the Financial Accounting Standards Board (FASB) issued Statements No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 143, Accounting for Asset Retirement Obligations. In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FASB Statement No. 141 eliminated the pooling method of accounting for business combinations after June 30, 2001. FASB Statement No. 142 eliminated the amortization of goodwill and requires periodic testing for impairment of goodwill and other intangibles, effective for the Company beginning April 1, 2002. FASB Statement No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset, and is effective for the Company beginning April 1, 2003. FASB No. 144 describes the accounting for the impairment or disposal of long-lived assets, and is effective for the Company beginning April 1, 2002. These standards do not have a material effect on the financial position or results of operations of the Company.


NOTE 10     -  CONTINGENCY
               -----------

               Elite is the plaintiff in a civil action brought in the Superior Court of New Jersey on November 20, 2000 against one party and its affiliates to recover damages in an unspecified amount based on the alleged failure of the defendants to properly perform and complete certain pharmaceutical tests and studies for which Elite paid approximately $950,000. The defendants have brought a counterclaim of approximately $253,000 allegedly due for services rendered to Elite by the defendants. Elite will vigorously contest the counterclaim.

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

     In October 2000, Elite entered into a joint development and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, is initially owned 80.1% by Elite and 19.9% by Elan. ERL will fund its research through capital contributions from its partners based on the partners' ownership percentage. ERL will subcontract research and development efforts to Elite, Elan and others. The in-vivo (pilot clinical trial) has been completed on the first product formulated. Elite has begun to develop formulation for the second product.

     In September 2000, Elite received approval of its application to sell $4,872,267 in New Jersey Net Operating Tax Losses under the New Jersey Economic Development Agency's Technology Business Tax Certificate Program. The Company received $368,343 of proceeds from this sale.

     In November 2001, Elite received approval of its application to sell an additional $1,822,929 in New Jersey Net Operating Tax Losses under the New Jersey Economic Development Agency's Technology Business Tax Certificate Program. The Company expects to receive $137,818. $71,741 was received during the quarter ending December 31, 2001.

     In June 2001, the Company entered into two separate and distinct development and license agreements with another U.S. pharmaceutical company to develop two products in exchange for development fees, certain milestone payments, royalties and manufacturing rights. Elite has undertaken formulation development for these two products in the period ending December 31, 2001.

     In October 2001, the Company authorized the purchase of up to 100,000 shares of its common stock in the open market at the then prevailing market price on or before March 31, 2002. To date, there have been no repurchases of any common stock.

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

Results of Consolidated Operations

Nine Months Ended December 31, 2001 Compared to Nine Months Ended
December 31, 2000

     Elite's revenues for the nine months ended December 31, 2001 were $936,558, an increase of $927,777 over the comparable period of the prior year. For the nine months ended December 31, 2001, revenues consisted of product formulation fees of $455,108 earned in conjunction with the Company's joint venture in ERL, development fees of $478,000 and testing fees of $3,450.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)



Nine Months Ended December 31, 2001 Compared to Nine Months Ended
December 31, 2000 (Continued)

     General and administrative expenses for the nine months ended December 31, 2001 were $519,752, a decrease of $20,995, or approximately 4% from the comparable period of the prior year. The decrease in general and administrative expenses was substantially due to a decrease in consulting fees.

     Research and development costs for the nine months ended December 31, 2001, were $1,061,305, an increase of $25,309 or approximately 2% from the comparable period of the prior year. Research and development costs have increased as the Company has undertaken more biostudies than were undertaken in the comparable period of the prior year.

     Elite's net loss for period ended December 31, 2001 was $1,059,365 as compared to $13,348,947 for the comparable period of the prior year. The decrease in the net loss was primarily due to the increase in revenues and to the fact that a one time charge of $12,015,000 was made in the period ending December 31, 2000 relating to the Company's equity loss in its 80.1% owned joint venture, Elite Research, Ltd.


Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

     Elite's revenues for the three months ended December 31, 2001 were $473,597, an increase of $464,816 over the comparable period of the prior year. For the three months ended December 31, 2001, revenues consisted of product formulation fees of $245,597 earned in conjunction with the Company's joint venture in ERL, and development fees of $228,000.

     General and administrative expenses for the three months ended December 31, 2001 were $214,456, a decrease of $5,522, or approximately 2% from the comparable period of the prior year. The decrease in general and administrative expenses was substantially due to a decrease in consulting fees.

     Research and development costs for the three months ended December 31, 2001, were $431,239, an increase of $101,143 or approximately 31% from the comparable period of the prior year. Research and development costs have increased as the Company has undertaken more biostudies and testing than were undertaken in the comparable period of the prior year.

     Elite's net loss for period ended December 31, 2001 was $340,210 as compared to $193,052 for the comparable period of the prior year. The increase in the net loss was primarily due to the reduction of investment interest rates, the decrease in the credit for sale of NJ tax losses, and the increase in equity loss of joint venture, offset by increases in revenues.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                                   (CONTINUED)



Material Changes in Financial Condition

     The Company's working capital (total current assets less total current liabilities), which was $7,373,673 as of March 31, 2001, increased to $7,747,396 as of December 31, 2001. The increase in working capital is primarily due to the receipt of $1,014,805 from the issuance of common stock and $200,000 from the issuance of Series B preferred stock partially offset by the Company's net loss from operations.

     The Company experienced negative cash flow from operations of $728,416 for the period ended December 31, 2001 as compared to $1,345,933 for the comparative period of the prior year. This was primarily due to the Company's net loss of $1,059,365 as compared to $13,348,947 for the comparative period of the prior year.

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


ITEM 2.           CHANGES IN SECURITIES
                         No Report Required


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                         No Report Required


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                         No Report Required


ITEM 5.           OTHER INFORMATION
                         No Report Required


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                         Reports on Form 8-K. No report on Form 8-K has been filed during quarter ending December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ELITE PHARMACEUTICALS, INC.

       Date: February 12, 2002        By: /s/Atul M. Mehta
                                      ------------------------------------------
                                      Atul M. Mehta
                                      President & Chief Executive Officer
                                      (Principal Executive Officer)


       Date: February 11, 2002        By: /s/Mark I. Gittelman
                                      ------------------------------------------
                                      Mark I. Gittelman
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial & Accounting Officer)