Form 10-K
period 2002-03-31
ELITE PHARMACEUTICALS INC /DE/
filed 2002-06-27
CIK 1053369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:       March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File No.      333-45241

ELITE PHARMACEUTICALS, INC.
(Name of small business issuer in its charter)

Delaware	22-3542636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
165 Ludlow Avenue, Northvale, New Jersey	07647
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:      (201) 750-2646

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

(Title of Class)

(Title of Class)

        Check whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes        No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of that portion of the common equity that is publicly trated as of May 21, 2002 is $37,072,520.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

        The number of shares outstanding of each of the issuers classes of common equity, as of May 21, 2002 is 9,725,736 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        List here the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for information purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  N/A

FORWARD LOOKING STATEMENTS

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

PART I

ITEM 1. BUSINESS

     Elite Pharmaceuticals, Inc. (“EPI”), the registrant, is the sole owner of the Class A common voting stock of Elite Laboratories, Inc. (“ELI”). EPI and ELI may be referred to collectively in this report as “Elite” or “the Company”.

Business Development

     EPI was incorporated in the State of Delaware on October 1, 1997. EPI's predecessor, Prologica International, Inc. (“Prologica”), was incorporated in the State of Pennsylvania on April 20, 1984. From the time of its incorporation, and the completion of its initial public offering in August 1998, until the date of its merger with EPI, Prologica engaged in no business other than searching for suitable acquisitions. Except for ELI, it located no such acquisitions. EPI was incorporated for the purpose of merging with Prologica in order to change the name and state of incorporation of Prologica. EPI survived the merger with Prologica; Prologica ceased to exist at the time of the merger on October 24, 1997. Contemporaneous with the merger of EPI and Prologica, ELI (the business of which is described below) merged with a wholly owned subsidiary of Prologica, HMF Enterprises, Inc. (“HMF”). HMF was incorporated on August 1, 1997 for the purpose of providing a vehicle into which ELI could merge. ELI and HMF merged on October 30, 1997. ELI survived the merger with HMF and HMF ceased to exist subsequent to the merger. The net result of the two mergers is that Prologica and HMF ceased to exist, and EPI at that time owned one hundred percent of the stock of ELI. Such stock ownership is EPI's sole business. At the present time, EPI has no plans to conduct any other business apart from the ownership of ELI.

     ELI was incorporated in the State of Delaware on August 23, 1990. On October 30, 1997, one hundred percent of the stock of ELI was acquired by EPI via the merger between ELI and HMF. With that exception, no acquisition or disposition of any material assets, nor any material changes in the method of conducting business have incurred since its incorporation.

Business of EPI

     EPI, through its wholly-owned subsidiary ELI, primarily engages in researching, developing, licensing, manufacturing, and marketing proprietary drug delivery systems and products. ELI's drug delivery technology involves releasing a drug into the bloodstream or delivering it to a target site in the body over an extended period of time or at predetermined times. Such products are designed to allow drugs to be administered less frequently, with reduced side effects and, in certain circumstances, in reduced dosages. ELI has concentrated on developing orally administered controlled release products. ELI primarily develops controlled release versions of various drugs as depicted in the table below. The products include drugs which provide therapeutic benefits for angina and hypertension, a nonsteroidal analgesic drug, and one which appears to lower blood glucose by stimulating insulin from the pancreas. None of these products have yet been approved by the Food and Drug Administration (“FDA”), and Elite therefore does not yet market any products. ELI is currently developing and testing products which are at different stages of development, as depicted in the table below.

     The following table provides information concerning a majority of the controlled release products under development by the Company.

	Product	Brand	Brand Annual Sales (Millions)	Indication	NDA/ ANDA	Partner	Competition

(1)	Glucolite CR	Glucotrol XL	$300+	Diabetes	ANDA	Under negotiation	One filed for 10mg
(2)	ELI 2	Undisclosed	$120+	Infection	ANDA	Self	None
(3)	ELI 3	None	$200+ estimated	Chrono Delivery	NDA For once a day	Identified	Verelan PM, Covera HS, Cardizem XL (awaiting approval)
(4)	ELI 4	Undisclosed	$1,500+	CNS	NDA For once a day	TBD	Brand twice a day
(5)	ELR 5	Undisclosed	$900+	Pain	NDA For once a day	Elan	Brand twice a day
(6)	ERL 6	Undisclosed	$700+	CNS	NDA or ANDA For once a day	Elan	Brand
(7)	EC 7	None	N/A	Allergy	NDA For once a day	Yes	None
(8)	EC 8	None	N/A	Allergy/ Decongestant	NDA For once a day	Yes	None
(9)	Methylphenidate (pulse dose)	Concerta Ritalin LA	N/A	ADHD	NDA	Assigned to Celgene/ Novartis	Concerta Ritalin LA
(10)	Diclofelite CR (diclofenac)	Voltaren XR	$100	Arthritis	NDA For once a day	TBD	Brand
(11)	ELI 11	Undisclosed	$50+	CNS	ANDA	TBD	No generics
(12)	ELI 12	Undisclosed	$500+	Infection	ANDA	TBD	No generics
(13)	ELI 13	Undisclosed	N/A	Hypertension Angina	NDA For once a day	Identified - Under negotiation	One
(14)	ELI 14	Undisclosed	N/A	Hypertension Angina	NDA For once a day	Identified - Under negotiation	None
(15)	Diltilite CD (diltiazem)	Cardizem CD	$765	Hypertension Angina	ANDA	Self	3 generics
(16)	Ketolite CR (ketoprofen)	Oruvail	$60	Arthritis	ANDA	Self	One
(17)	Nifelite CR (nifedipne)	Procardia XL Adalat CC	$200+	Hypertension Angina	NDA For once a day	TBD	Two generics Two brands

ELI (X) a indicates an internal product number for a product, the identity of which should not be described for competitive reasons; ERL (x) means product being developed by the joint venture and the identity of which is not described due to competitive reasons; and, EC (X) means products being developed for a partner, the identity of which is not described due to contractual obligations and/or competitive reasons.

CNS means central nervous system disorder, and ADHD means Attention Deficit Hyperactive Disorder.

NDA mean New Drug Application, and ANDA means Abbreviated New Drug Application.

“TBD” means to be determined, and “Identified” means that the identity of the partner is not disclosed due to contractual restraints.

Patents have been issued on products number 9 and number 17. The Company has filed or anticipates filing patent applications on most of the remaining products.

NOTE:     It is the general policy of the Company not to disclose products in its development pipeline or the status of such products until a product reaches an appropriate stage, for competitive reasons, and because the disclosure of such information may cause people to infer the occurrence of future matters or events that may not occur. In this instance, it was believed that disclosure of the information in the foregoing table would be helpful to persons in better understanding the general nature, orientation and activity of the Company, and the disclosures are made for such purpose. No inference should be made as to the occurrence of matters or events not specifically described. The Company may or may not disclose such information in the future based on competitive reasons and/or contractual obligations. Meanwhile, it is believed that the information is helpful on a one-time basis for the purpose described above.

     The following table presents information with respect the development stage of the principal products under development by the Company. Completion of development of products by the Company depends on a number of factors, and there can be no assurance that specific time frames will be met during the development process or that the development of any particular products will be continued.

Development Stage	Products	Comments	NDA/ANDA
Formulation Development	3	In progress
Phase I	4	Formulation developed Bioavailability studies	For NDA
Phase II	4	Phase I completed	For NDA
Pilot Biostudy	1	Bioequivalence Study	For ANDA
Pivotal Studies	2	Under evaluation	For ANDA
Scale Up	2	GMP	NDA and ANDA
NDA Filing	1	Through third party

GMP means good manufacturing practices per Food and Drug Administration regulations.

     Additionally, the NDA filings contemplated by the Company would be under Sections 505 (b)(1) or 505 (b)(2), which does not require certain studies that would otherwise be necessary; accordingly, the development timetable would be shorter.

     Controlled drug delivery of a pharmaceutical compound offers a safer and more effective means of administering drugs through releasing a drug into the bloodstream or delivering it to a certain site in the body at predetermined rates or predetermined times. Its goal is to provide more effective drug therapy while reducing or eliminating many of the side effects associated with conventional drug therapy and/or to reduce the frequency of administration.

     ELI spent approximately $1,475,487 in the fiscal year ended March 31, 2001, and $1,609,108 in the fiscal year ended March 31, 2002 on research and development activities.

     The Company has acquired pharmaceutical manufacturing equipment with the intention of eventually manufacturing products developed by ELI as well as manufacturing products on a contract basis. The Company has registered its facilities with the FDA and the Drug Enforcement Agency (DEA).

     In October 2000, the Company entered into a Joint Development and Operating Agreement with Elan Corporation, plc and Elan International Services, Ltd. (together “Elan”) to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. (“ERL”), a Bermuda corporation, is initially owned 80.1% by the Company and 19.9% by Elan. ERL will fund its research through capital contributions from its partners based on the partners' ownership percentage. ERL will subcontract research and development projects to the Company, Elan and others. The first product developed by ELI for the joint venture has successfully completed Phase I testing. The parties have commenced development activities with regard to two other products. As a part of the transaction, Elan was issued 12,015 shares of class A preferred stock of ELI and 454,000 shares of class B preferred stock of ELI. Both classes of ELI stock issued to Elan are non-voting except on the following issues: (a) amendment of certificate of incorporation in a manner that would adversely affect the rights of the shareholders holding the class of stock or (b) any change in the rights of the class of stock.

Competition

     ELI competes in two related but distinct markets: It performs contract research and development work regarding controlled-release drug technology for other pharmaceutical companies, and it seeks to develop and market (either on its own or by licensure to other companies) proprietary controlled-release pharmaceutical products. In both arenas, Elite's competition consists of those companies which are perceived to be able to develop controlled-release drugs.

     In recent years, an increasing number of pharmaceutical companies have become interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. The Company expects that competition in the field of drug delivery will significantly increase in the future since smaller specialized research and development companies are beginning to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of these companies have greater financial and other resources as well as more experience than the Company in commercializing pharmaceutical products. A comparatively small number of companies have a track record of success in developing controlled-release drugs. Significant among these are Alza Corporation, Andrx, Elan Corporation, Biovail Corporation, Ethypharm, Eurand, Faulding, Impax, KV Pharmaceutical, Penwest and Skyepharma. Each of these companies have developed expertise in certain types of drug delivery systems, although such expertise does not carry over to developing a controlled-release version of all drugs. Such companies may develop new drug formulations and products or may improve existing drug formulations and products more efficiently than the Company. While the Company's product development capabilities and patent protection may help the Company to maintain its market position in the field of advanced drug delivery, there can be no assurance that others will not be able to develop such capabilities or alternative technologies outside the scope of the Company's patents if any, or that even if patent protection is obtained, such patents will not be successfully challenged in the future. In addition, it must be noted that almost all of the Company's competitors have vastly greater resources than the Company.

Patents, Trademarks, etc.

     ELI has received Notices of Allowance from the U.S. Patent and Trademark Office granting trademark protection for the following trademarks: Albulite CR, Nifelite CR, Diltilite CD, Ketolite CR, Verelite CR and Glucolite CR.

     On February 16, 1999, Dr. Atul Mehta was awarded a patent on a controlled-release formulation of nifedipine (U.S. Patent No. 5,871,776). The United States market for controlled-release nifedipine is approximately one billion dollars. On May 11, 1999, Dr. Mehta was awarded a patent for method of preparation of controlled release nefedipine formulations (U.S. Patent No. 5,902,632). The Company is the beneficial owner of these patents, and these patents have been transferred by Dr. Mehta to the Company. On November 18, 1998, Dr. Mehta with two co-inventors was awarded a patent for the pulsed-release delivery system for methylphenidate (U.S. Patent No. 5,837,284). This latter patent was assigned to Celgene Corporation. This patent has subsequently been licensed by Celgene Corporation to Novartis. The Company owns certain manufacturing rights for methylphenidate. The Company licensed from Celgene Corporation rights for the pulsed-release technology with regard to all non-methylphenidate drugs.

     The Company has filed applications for two U.S. patents relating to formulations designed for chrono delivery and formulations for delayed and sustained release of drugs.

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

Government Regulation and Approval

     The design, development and marketing of pharmaceutical compounds, on which the Company's success depends, are intensely regulated by governmental regulatory agencies, including the Food and Drug Administration (the “FDA”). Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, injunction actions and criminal prosecution based on products or manufacturing practices that violate statutory requirements. In addition, administrative remedies can involve voluntary withdrawal of products, as well as the refusal of the Government to enter into supply contracts or to approve abbreviated new drug applications (“ANDAs”) and new drug applications (“NDAs”). The FDA also has the authority to withdraw approval of drugs in accordance with statutory due process procedures.

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

     The FDA approval procedure for an NDA is generally a two-step process. During the Initial Product Development stage, an investigational new drug (“IND”) for each product is filed with the FDA. A 30-day waiting period after the filing of each IND is required by the FDA prior to the commencement of initial (Phase I) clinical testing in healthy subjects. If the FDA does not comment on or question the IND within such 30-day period, initial clinical studies may begin. If, however, the FDA has comments or questions, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In some instances this process could result in substantial delay and expense. Phase I studies are intended to demonstrate the functional characteristics and safety of a product.

     After Phase I testing, extensive efficacy and safety studies in patients must be conducted. After completion of the required clinical testing, an NDA is filed, and its approval, which is required for marketing in the United States, involves an extensive review process by the FDA. The NDA itself is a complicated and detailed document and must include the results of extensive clinical and other testing, the cost of which is substantial. However, the NDA filings contemplated by the Company would be made under Sections 505 (b)(1) or 505 (b)(2), which do not require certain studies that would otherwise be necessary; accordingly, the development timetable would be shorter. While the FDA is required to review applications within 180 days of their filing, in the process of reviewing applications, the FDA frequently requests that additional information be submitted and starts the 180-day regulatory review period anew when the requested additional information is submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is actually approved, there can be no assurance that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of all Company developed products are also subject to FDA regulation. It is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product. The time to obtain FDA approval may range from approximately 12 to 24 months.

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

     All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must be operated in conformity with Good Manufacturing Practice (“GMP”) regulations issued by the FDA. In the event the Company shall engage in manufacturing, it will be required to operate its facilities in accordance with GMP regulations. If the Company shall hire another company to perform contract manufacturing for it, it must take steps to ensure that its contractor's facilities conform to GMP regulations.

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

Sources and Availability of Raw Materials

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

Employees

     As of May 22, 2002, the Company had fourteen full-time employees and two part-time employees. Both full-time and part-time employees are engaged in administration, research and development. The Company believes its employee relations to be satisfactory. It is not a party to any labor agreements and none of its employees are represented by a labor union.

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

ITEM 2. PROPERTIES

     The Company owns real property and improvements, suitable for use as a laboratory and offices, located at 165 Ludlow Avenue, Northvale, New Jersey. It is intended that the property will be used for manufacturing in the future. The Company's operations are not dependent on any specific location. The real property and improvements of the Company are encumbered by a mortgage in favor of the New Jersey Economic Development Authority (NJEDA) as security for a loan through tax exempt bonds from the NJEDA to the Company. The mortgage document contains the customary provisions including, without limitation, the right of the mortgagee to foreclose upon default.

ITEM 3. LEGAL PROCEEDINGS

     No disclosure required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31,  2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The common stock of the Company first began public trading on July 23, 1998. The stock was traded on the NASDAQ over-the-counter bulletin board under the symbol “ELIP.” On February 24, 2000, 13,912,856 shares of the Company's common stock (consisting of 8,560,355 shares issued and outstanding, 2,387,714 shares issuable upon exercise of options pursuant to the Company's 1997 Incentive Stock Option Plan, and 2,964,787 shares issuable upon exercise of warrants) were listed on the American Stock Exchange. The Company's shares are now traded on that exchange under the symbol “ELI.”

     The Company's Class A warrants are listed on the NASDAQ over-the-counter bulletin board under the symbol “ELIPZ.” The Company first began trading these warrants on September 11, 1998.

     The common stock of EPI's predecessor, Prologica, was listed in the pink sheets, but no active trading occurred in those securities.

     For each quarter within the two most recent fiscal years the high and low sales prices of the Company's common stock and the high and low bid for the Company's Class A warrants are as follows:

Fiscal Year Ended March 31, 2001

	Common Stock		Warrants

	High	Low	High	Low

First Quarter	$11.385	$6.125	$10.00	$1.50

Second Quarter	$12.188	$6.875	$6.50	$2.25

Third Quarter	$13.25	$6.00	$7.00	$1.50

Fourth Quarter	$8.625	$6.063	$4.00	$1.375

Fiscal Year Ended March 31, 2002

	Common Stock		Warrants

	High	Low	High	Low

First Quarter	$11.45	$4.85	$6.00	$2.00

Second Quarter	$11.50	$5.10	$6.21	$1.40

Third Quarter	$7.75	$5.90	$2.50	$1.20

Fourth Quarter	$8.30	$5.60	$2.25	$0.86

     This information was obtained from Merrill Lynch & Co. The information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

     As of May 22 , 2002, there were 82 holders of record of the Company's common stock, 23 holders of record of the Company's Class A warrants and 23 holders of record of the Company's Class B warrants. 6,471,033 (66.5%) of such shares and 1,188,430 (71.8%) of the Class A warrants are held by Cede & Company as nominee for the Depository Trust Company, and the Company believes such shares are held for the account of numerous other persons.

Dividends

     The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any future earnings for funding growth and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

     The table below includes information as of the end of the most recently completed fiscal year of the Company for each category of equity compensation plan, as applicable.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	$363,100	$7.17	$886,900

Equity compensation plans not approved by security holders Total	None	None	None

Total	$363,100	$7.17	$886,900

     The Company's Incentive Stock Option Plan (“Plan”), adopted in 1997, provides that 1,250,000 shares of the Company's common stock are subject to options to be granted under the Plan. If options granted under the Plan lapse without being exercised, other options may be granted covering the shares not purchased under such lapsed options. Options may be granted pursuant to the Plan to employees and officers of EPI or ELI. Members of the Board of Directors of the Company who are not officers of employees of the Company are not eligible to receive options under the Plan. The granting of options under the Plan shall be entirely discretionary. The exercise price of an option pursuant to the Plan shall not be less than 100% of the fair market value (to be determined by the board of directors of the Company in good faith) of the common stock at the time the option was granted; provided, an option granted to a person who, with his affiliates, directly or through other entities, owns more than 10% of the voting power of the Company's common voting stock (“a Substantial Shareholder”) shall have a exercise price not less than 110% of the fair market value of the Company's common stock at the time the option was granted. For any person, “Affiliates” shall mean that person's siblings, spouse, ancestors and lineal descendants. No person to whom options are granted pursuant to the Plan shall receive options first exercisable during any single calendar year for shares, the fair market value of which exceeds $100,000 (determined at the time the options are granted). Options issued pursuant to the Plan expire ten years from the date granted, except that options granted pursuant to the Plan to Substantial Shareholders expire five years from the date of grant (in either case, the “Expiration Date”). If, prior to the Expiration Date, (i) the employees employment with the Company ends for reasons other than death or retirement, any options shall terminate; (ii) the employees retire at normal retirement age or, with the consent of the Company, earlier on account of disability, the option shall expire at the end of three months after such retirement; (iii) the employee dies, his estate shall have six months to exercise the option, provided that the exercise period shall never extend beyond the Expiration Date.

ITEM 6. SELECTED FINANCIAL DATA

     Following is selected financial data of the Company.

Selected Annual Financial Data

	2002	2001	2000	1999	1998

Net Revenues	$1,197,507	$95,246	$10,315	$150,412	$51,958

Net (loss)	(1,774,527)	(13,964,981)	(2,976,392)	(1,661,881)	(788,591)

Net (loss) per common share	(0.19)	(1.53)	(0.35)	(0.23)	(0.13)

Total Assets	12,724,498	12,350,301	9,162,383	3,076,582	5,179,119

Long-term obligations	3,788,148	2,765,000	2,885,000	---	---

Weighted average number of shares outstanding	9,561,299	9,135,369	8,287,648	7,237,613	5,858,238

Selected Quarterly Financial Data

Fiscal Year Ended March 31, 2002

	3-31-02	12-31-01	9-30-01	6-30-01

Net Revenues	$260,949	$473,597	$387,163	$75,798

Net (loss)	$(715,162)	$(340,210)	$(272,173)	$(446,982)

Net (loss) per common share	$(0.08)	$(0.03)	$(0.03)	$(0.05)

16

Weighted average shares Outstanding	9,662,001	9,631,601	9,543,526	9,408,593

Fiscal Year Ended March 31, 2001

	3-31-01	12-31-00	9-30-00	6-30-00

Net Revenues	$86,465	$8,781	---	---

Net (loss)	$(616,034)	$(193,052)	$(12,566,324)	$(589,571)

Net (loss) per common share	$(0.06)	$(0.02)	$(1.41)	$(0.07)

Weighted average shares outstanding	9,373,426	9,353,017	8,915,054	8,902,623

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION

(a)     The Company

Introduction

The Company has been developing over 15 oral controlled release pharmaceutical products which are at the varying stages of the development process and testing.

Elite Labs has also conducted several research and development projects on behalf of several large pharmaceuticals companies. These activities have generated only limited revenue for Elite Labs to date.

The Company has established a manufacturing facility in Northvale, NJ which is both FDA and DEA registered. This facility will allow the Company to make batches in sizes sufficient to file for FDA approval.

In October 2000, Elite entered into a joint development and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together “Elan”) to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. (“ERL”), a Bermuda corporation, is initially owned 80.1% by Elite and 19.9% by Elan. ERL will fund its research through capital contributions from its partners based on the partners' ownership percentage. ERL will subcontract research and development efforts to Elite, Elan and others. The in-vivo (pilot bioavailability) has been completed on the first product formulated by Elite Labs. Elite has begun to develop formulations for the two additional products.

In June 2001, the Company entered into two separate and distinct development and license agreements with another U.S. pharmaceutical company to develop two products in exchange for development fees, certain payments, royalties and manufacturing rights. Elite has undertaken formulation development for these two products and has earned the development fees paid to date .

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

In October 2001, the Company authorized the purchase of up to 100,000 shares of its common stock in the open market at the then prevailing market price on or before March 31, 2002. There has been no repurchases of any common stock during this period.

The Company plans to focus its efforts on the following areas: (i) to receive FDA approval for one or all of the oral controlled release pharmaceutical products already developed, either directly or through other companies; (ii) to commercially exploit these drugs either by licensure and the collection of royalties, or through the manufacturing of tablets and capsules using the formulations developed by the Company, and (iii) to continue the development of new products and the expansion of its licensing agreements with other pharmaceutical companies including contract research and development projects, joint ventures and other collaborations.

The Company has been issued three patents to date and has filed for two more patents. One of the patents has been assigned to Celgene who has now licensed it to Novartis.

Critical Accounting Policies and Estimates

Management's discussion addresses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgment, including those related to bad debts, intangible assets, income taxes, workers compensation, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company's most critical accounting policies include the recognition of revenue upon completion of certain phases of projects under research and development contracts. The Company also assesses a need for an allowance for doubtful accounts and determines a need for valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company assesses the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company assesses its exposure to current commitments and contingencies. It should be noted that actual results may differ from these estimates under different assumptions or conditions.

Rules of Consolidated Operations

Year Ended March 31, 2002 vs. Year Ended March 31, 2001

Elite's revenues for the year ended March 31, 2002 were $1,197,507, an increase of $1,102,261, or approximately 1157%, over the comparable period of the prior year. Net revenues include research and development fees totaling $593,000 of which $550,000 was earned in conjunction with two separate and distinct development and licensing agreements with another pharmaceutical company, product formulation fees of $600,940 earned in conjunction with the Company's joint venture in ERL and $3,450 of consulting and testing fees. Comparable prior period revenues were $0, $80,931, and $14,314, respectively, for the above components that comprise total revenues.

General and administrative expenses for the year ended March 31, 2002 were $763,687, a decrease of $13,431, or approximately 1.7%, from the comparable period of the prior year. The decrease in general and administrative expenses was substantially due to a decrease in consulting fees. General and administrative expenses expressed as a percentage of revenues were approximately 64% for the year ended March 31, 2002 as compared to 816% for the comparable period of the prior year.

Research and development costs for the year ended March 31, 2002 were $1,609,108, an increase of $133,621, or approximately 9%, from the comparable period of the prior year. Research and development costs have increased as the Company has undertaken certain biostudies that were not undertaken in the prior year. Research and development expenses expressed, as a percentage of revenues were 134% and 1549%, respectively, for the years ended March 31, 2002 and March 31, 2001. Elite's net loss for the year ended March 31, 2002 was $(1,774,527), as compared to $(13,964,981) for the comparable period of the prior year. The decrease in the net loss was primarily due to the decrease of $11,572,187 in equity loss of its 80.1% owned joint venture, which included a one time charge of $12,015,000 in the prior comparable period for the Company's share of the $15,000,000 payment to Elan for a technology license.

Year Ended March 31, 2001 vs. Year Ended March 31, 2000

Elite's revenues for the year ended March 31, 2001 were $95,246, an increase of $84,931, or approximately 823%, over the comparable period of the prior year. Net revenues consisted of product formulation fees of $80,931 earned in conjunction with the Company's joint venture in ERL and $14,314 of consulting and test fees (compared with $10,312 of consulting and test fees for the comparable period of the prior year).

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

Research and development costs for the year ended March 31, 2001, were $1,475,487, a decrease of $513,162, or approximately 26%, from the comparable period of the prior year. Research and development costs have declined, as the Company has not undertaken the kind of biostudies that were undertaken in the prior year.

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

Liquidity and Capital Resources

The Company's working capital (total current assets less total current liabilities), which was $7,373,673 as of March 31, 2001 decreased to $7,054,961 as of March 31, 2002. The Company's net loss from operations, increases in restricted cash, and purchases and deposits on property and equipment was offset by proceeds from the issuance of common stock and warrants and the bank note.

For the year ended March 31, 2002, the Company experienced negative cash flows from operations of $1,568,887 primarily due to the Company's net loss from operations of $1,442,207. For the year ended March 31, 2001, the Company experienced negative cash flows from operations of $1,905,984 primarily due to the Company's net loss from operations of $2,351,397.

(b)     Elite Research, Ltd.

Elite Research, Ltd. (ERL), a Bermuda corporation, was incorporated in October 2000. ERL, which is initially owned by Elite Pharmaceuticals, Inc. (80.1%) and by Elan Corporation, plc. and Elan International Services, Ltd. (19.9%), was organized to develop products using drug delivery technologies and expertise of both companies. ERL will fund its research through capital contributions based on the partners ownership percentages and will subcontract research development efforts to Elite, Elan, and others.

Results of Operations -

Year Ended March ,31 2002 vs. Year Ended March 31, 2001

To date, there have been no revenues recognized by Elite Research, Ltd.

Research and development costs for the year ended March 31, 2002 of $600,940, were incurred on contracts with EPI. These costs increased by $520,009 or approximately 643% from the comparable period of the prior year. This is the result of ERL incurring costs associated with the later stages of formulation, development and testing of three products in the current period compared to one product in the previous comparable period.

General and administrative costs for the year ended March 31, 2002 were $13,997 compared to $0 for the comparable period of the prior year. This was the result of administrative expenses and the payment of a franchise tax imposed by Bermuda.

Licensing fees decreased in the current year. In the year ended March 31, 2001, ERL incurred a one time $15,000,000 payment to Elan for a technology license.

Liquidity and Capital Resources

The working capital (total current assets less total current liabilities) of ERL, which was ($80,931) as of March 31, 2001 decreased to ($543,524) as of March 31, 2002. Capital contributions for research and development activities were more than offset by ERL's net loss from operations. In April 2002, additional contributions were funded by Elite and Elan in the amount of $254,000 and $78,791, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not invest in or own any market risk sensitive instruments entered into for trading purposes or for purposes other than trading purposes. All loans to the Company have been made at fixed interest rates; accordingly, the market risk to the Company prior to maturity is very minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information for this item is contained as an exhibit attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

     No disclosure required.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The directors and executive officers of the Company are:

Name	Age	Position
Atul M. Mehta	53	President, Chief Executive Officer and Director
Donald S. Pearson	66	Director
Harmon Aronson	59	Director
Eric L. Sichel, M.D.	43	Director
Mark I. Gittelman	42	Secretary and Treasurer

     There are no arrangements between any director or executive officer and any other person, pursuant to which the director or officer is to be selected as such. There is no family relationship between the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

     Atul M. Mehta, Ph.D., the founder of ELI, has been a director of ELI since its inception in 1990 and a director of EPI since 1997. He has been employed as the President of ELI since 1990 and President of EPI since 1997. Prior to that, he was Vice President at Nortec Development Associates, a company specializing in the development of food, pharmaceutical and chemical specialty products, from 1984 to 1989. From 1981 to 1984, he was associated with Ayerst Laboratories, a division of American Home Products Corporation in the solids formulation section as Group Leader. His responsibilities included development of formulations of ethical drugs for conventional and controlled-release dosage forms for both USA and international markets. He received his B.S. degree in Pharmacy with honors from Shivaji University, Kolhapur, India, and a BS, MS, and a Doctorate of Philosophy in Pharmaceutics from the University of Maryland in 1981. Other than ELI, no company with which Dr. Mehta was affiliated in the past was a parent, subsidiary or other affiliate of the Company.

     Donald S. Pearson, a director since 1999, has been employed since 1997 as the President of Pearson & Associates, Inc., a company that provides consulting services to the pharmaceutical industry. Prior to starting Pearson & Associates, Mr. Pearson served for five years as the Director of Licensing at Elan Pharmaceuticals, and prior to that he was employed by Warner-Lambert for thirty years in various marketing, business development and licensing capacities. Mr. Pearson holds a B.S. in Chemistry from the University of Arkansas and studied steroid chemistry at St. John's University. He has served on the informal advisory board of ELI for several years; other than ELI, no company with which he was affiliated in the past was a parent, subsidiary or other affiliate of the Company.

     Harmon Aronson, Ph.D., a director since 1999, has been employed since 1997 as the President of Aronson Kaufman Associates, Inc., a New Jersey-based consulting firm that provides manufacturing, FDA regulatory and compliance services to the pharmaceutical and biotechnology companies. Its clients include United States and international firms manufacturing bulk drugs and finished pharmaceutical dosage products who are seeking FDA approval for their products for the US Market. Prior to that, Dr. Aronson was employed by Biocraft Laboratories, a leading generic drug manufacturer, most recently in the position of Vice President of Quality Management; prior to that he held the position of Vice President of Non-Antibiotic Operations, where he was responsible for the manufacturing of all the firm's non-antibiotic products. Dr. Aronson holds a Ph.D. in Physics from the University of Chicago. Other than ELI, no company with which Dr. Aronson was affiliated in the past was a parent, subsidiary or other affiliate of the Company.

     Eric L. Sichel, M.D., a director since August 2, 2001, is President of Sichel Medical Ventures, Inc., Englewood, NJ, which company provides biotechnology company assessments and investment banking services. Dr. Sichel has been the owner and President of Sichel Medical Ventures, Inc. since 1997. From 1995 through 1996, Dr. Sichel was a senior analyst in the biotechnology field for Alex. Brown & Sons, Inc. of New York, NY. Prior to that, Dr. Sichel was affiliated with Sandoz Pharmaceuticals Corp. of East Hanover, NJ, in various capacities, including associate director of transplantation/immunology. Dr. Sichel is licensed to practice medicine in the State of New York.

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

Election of Directors

      Each director holds office (subject to the By-Laws of EPI) until the next annual meeting of shareholders and until such director's successor has been elected and qualified. All executive officers of the Company are serving until the next annual meeting of directors and until their successors have been duly elected and qualified. There are no family relationships between any of the directors and executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

      To the knowledge of the Company, there was no person who, at any time during the fiscal year ended March 31, 2002, was a director, officer, beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, failed to file on a timely basis the reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year. The Company became a reporting company, and reports to the Securities and Exchange Commission on Form 3, Form 4 and Form 5 became obligatory as of August 14, 1998. None of the officers, directors or holders of 10% or more of securities of the Company made a timely filing of Form 3. To the knowledge of the Company, all required reports on Form 3 have now been filed. To the knowledge of the Company, all required reports on Form 4 were filed late but have now been filed. To the knowledge of the Company, all filings for prior fiscal years required under Section 16(a) of said Act have been filed.

ITEM 11. EXECUTIVE COMPENSATION

     The following table provides information on the compensation of Dr. Atul M. Mehta, the chief executive officer of EPI for the last three fiscal years. No other executive officer of the Company received salary and bonus exceeding $100,000 during those periods.

Summary Compensation Table

		Annual Compensation						Long Term Compensation

(a)	(b)	(c)		(d)		(e)		(f)	(g)	(h)	(i)
Name and principal position	Fiscal Year	Salary		Bonus		Other Annual Compensation		Restricted Stock Awards	Securities Underlying options	LTIP payouts	All other compensation
Atul M. Mehta President	2001-02 2000-01 1999-00	$ $ $	272,855 248,050 227,030	$ $ $	30,000 45,000 25,000	$ $ $	83,896 3,040 3,040	-- -- --	50,000 425,000(1)(2) 500,000	-- -- --	-- -- --

     (1)     On December 15, 2000, Dr. Mehta surrendered options for 425,000 shares of the Company's common stock (exercisable at $7.00 per share) and in return received options for 425,000 shares of the Company's common stock exercisable on January 2, 2001 and expiring January 1, 2006. The exercise price is 110% of the opening price of the Company's common stock on January 2, 2001 adjusted upward to the nearest half dollar of $7.00. On January 2, 2001, the stock of the Company opened at $6.25 per share, therefore the exercise price for the stock subject to these options is $7.00 per share.

     (2)      By action on February 21, 2002, the Board corrected a clerical error in options for 425,000 shares of class A common stock of the Company previously granted to Dr. Mehta. This correction did not result in any additional shares being subject to options held by Dr. Mehta, any change in the exercise price or a change in any other material terms.

     The Company's fiscal year begins April 1 and ends March 31. The information is provided for each fiscal year beginning April 1.

     Other Annual Compensation represents use of a company car and premiums paid by the Company for life insurance on Dr. Mehta's life for the benefit of his wife paid by the Company.

     Reported below in this report is the purchase by the Company of options from Dr. Mehta. The purchase price for those options of $80,896 is included above in "Other Annual Compensation."

Option Grants in Last Fiscal Year

     During the fiscal year, the Board of the Company authorized issuance to Dr. Mehta of options to acquire 50,000 shares of the common stock of the Company, vesting over a period of five years at the rate of 10,000 shares per year beginning February 21, 2003, exercisable at a price equal to 110% of the closing price of the stock on February 21, 2002 ($8.25 per share).

     By action on January 25, 2001, the Board purchased options held by Dr. Mehta for 20,214 shares of the class A common stock of the Company at a price of $4.00 per share. The options carried an exercise price of $2.00 per share. The then current market price for the stock was in excess of $7.50. Dr. Mehta had intended to exercise the option for these shares and then sell the shares. The purchase price for the option arrived at by the Board took into account the amount which would be necessary to purchase the options and cover taxes due Dr. Mehta on the transaction.

Option/SAR Grants Table in Last Fiscal Year

		Individual Grants

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options Granted	% Grant Represents of Options to Employees	Exercise or Base Price ($/sh)	Expiration Date

Atul M. Mehta	50,000	2.8%	$8.25	2-20-07

Aggregated Option Exercises and Fiscal Year End Option Value Table

a	b	c	d	e
			No. of Securities Underlying Unexercised Options at FY-End	Value of Unexercised In-the-Money Options/ at FY-End

Name	Shares Acquired on Exercise	Value Realized	Exercisable/Unexcercisable	Exercisable/Unexercisable

Atul M. Mehta	None	$0	1,025,000/450,000	$2,120,000/0

     These options and the shares underlying them are unregistered, and their market value is unknown and incalculable. However, the registered common stock of the Company was trading for $6.15 per share as of the close of business on May 21, 2002. It is on this hypothetical value that the figures in column (e) are calculated. These figures may have no relation to the actual value of the unexercised options.

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

Compensation of Directors

     Each non-affiliated director receives $2,000 as compensation for each meeting attended.

Employment Agreement

     The only employment agreement which the Company has with an executive officer is the Amended and Restated Employment Agreement entered into March 31, 2000 between the Company and Dr. Atul Mehta (the "Agreement"). The Agreement provides that the Company will employ Mehta for a period of five years ending December 31, 2005 (unless sooner terminated pursuant to provisions of the Agreement). At the end of said period of five years, the Agreement will be automatically renewed for an additional five year term unless either party gives written notice of nonrenewal by December 31, 2004. Subsequent to December 31, 2005, the Agreement is automatically extended for periods of one year unless either party gives notice of nonrenewal at least one year prior to the date of expiration. The Agreement provides for an annual salary of $242,000, which amount is to be increased by the board of directors not less than 10% annually beginning January 1, 2001. The Agreement further provides that Dr. Mehta will receive 5% of the net profit each fiscal year, health insurance to cover Dr. Mehta and his dependents, insurance on the life of Dr. Mehta for the benefit of his spouse or his estate in an amount of at least $300,000 and such bonus as the board in its discretion may award Dr. Mehta from time to time. In addition, the Agreement provides that Dr. Mehta will receive options to purchase the common stock of Elite at a price of $10.00 per share in a total amount of 500,000 shares, exercisable in increments of 100,000 shares annually beginning December 31, 2001. The options shall be exercisable from the date of vesting until one year after Mehta ceases to be employed by the Company or to serve as an officer and director of the Company or March 31, 2010, whichever is earlier. The options are exercisable by Dr. Mehta if the Agreement or Dr. Mehta's position as an officer and director is terminated by the Company for any reason or if the Agreement is not renewed by the Company. The Agreement further provides that if the board of directors votes to approve the acquisition of more than 50% of the stock by any person or entity, the Company may require Dr. Mehta to elect to exercise the options or to sell the options at a price equal to the difference between the exercise price and an amount which is 110% of the then fair market value of the stock. Dr. Mehta's compensation subsequent to December 31, 2005, the agreement provides that the parties shall determine Dr. Mehta's compensation after said period; and, such compensation shall be on terms no less favorable to Dr. Mehta then the terms of compensation for the first five years and shall be no less than 110% of his annual salary for the year ended December 31, 2005. The Agreement shall terminate upon (a) Mehta's death, (b) election of either party if Mehta is unable to perform his duties on account of disability for a total period of 120 days or more during any consecutive period of twelve months, by Elite upon "severe cause" and (d) by Mehta upon the occurrence of certain events. If the Agreement is terminated due to Dr. Mehta's death, his surviving spouse, or his estate if his spouse does not survive, shall receive Dr. Mehta's salary, incentive commissions, benefits and any deferred compensation accrued through the last day of the third calendar month following the month in which termination occurred; in addition, one-half of his salary would be paid for an additional period of three years. If the Agreement is terminated by the Company because of Dr. Mehta's disability or upon "severe cause", Dr. Mehta will receive his salary, incentive commissions, benefits and any deferred compensation through the last day of the calendar month in which the termination occurs. If the Agreement is terminated by Dr. Mehta upon the occurrence of one of the events specified which would permit him to so terminate, Dr. Mehta shall then receive all accrued salary, incentive commissions, benefits and any deferred compensation through the later of May 22, 2006 or the third anniversary of such termination.

      The board of the Company does not have a Compensation Committee. Dr. Mehta's compensation and employment agreement have been unanimously approved by the board, with Dr. Mehta abstaining.

      The board of the Company has an Audit Committee which is comprised of the board members other than Dr. Mehta.

Comparative Shareholder Return

     The graph which follows compares the yearly percentage change in the Company's cumulative shareholder return on its common stock with the cumulative total return of (1) all United States companies traded on the American Stock Exchange (where the Company's common stock is now traded) and (2) 51 companies traded on the American Stock Exchange which carry the Standard Industrial Classification (SIC) code 283 Pharmaceuticals). The graph was prepared by the Center for Research in Security Prices at the University of Chicago Graduate School of Business, Chicago, IL.

     The stock of the Company was traded on the NASDAQ over-the-counter bulletin board from July 23, 1998 until February 24, 2000. The stock of the Company began trading on the American Stock Exchange on February 24, 2000. The period covered by the Comparison begins September 1998 because no trading data was available for the period from July 23, 1998 through August 31, 1998. The Company's fiscal year ends on March 31.

Comparison of Five-Year Cumulative Total Returns

Performance Graph for
Elite Pharmaceuticals, Inc.

Produced on 05/29/2002 including data to 03/28/2002

$3,000 $2,000 $1,000 $0				1238.4 135.0 110.1
09/30/1998	03/31/1999	03/31/2000	03/30/2001	03/28/2002

Legend

Symbol	CRSP Total Returns Index for:	09/1998	03/1999	03/2000	03/2001	03/2002
	Elite Pharmaceuticals, Inc.	100.0	158.4	1780.0	880.0	1238.4
	AMEX Stock Market (US Companies)	100.0	117.5	166.6	132.9	135.0
	AMEX Stocks (SIC 2830 - 2839 US Companies) Drugs	100.0	136.2	267.8	156.3	110.1
Notes:
  The lines represent monthly index levels derived from compounded daily returns that include all dividends.
  The indexes are reweighted daily, using the market capitalization on the previous trading day.
  If the monthlly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
  The index level for all series was set to $100.0 on 09/30/1998.
  Data for Elite Pharmaceuticals, Inc. from 09/1996 to 01/2000 was provided by the client.

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.           ©Copyright 2002

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the security ownership of the Company's voting stock by certain beneficial owners and management as of May 22, 2002. Listed is (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) the officers and directors of the Company as a group.

Title of Class	Name and Address of	Amount and Nature of		Percent of Class
	Beneficial Owner	Beneficial Ownership

Common	Atul M. Mehta, Director/Officer 165 Ludlow Avenue Northvale NJ 07647	2,912,700 Direct and Indirect	(1)	26.5%
Common	Jerome Belson 495 Broadway New York, NY 10012	916,000 Direct and Indirect	(2)	9.2%
Common	John de Neufville and Mely Rahn, Trustees Margaret de Neufville Revocable Trusts 197 Meister Avenue North Branch, NJ 08876	768,900 Direct and Indirect	(3)	7.9%
Common	Bakul and Dilip Mehta P.O. Box 438 Muscat, Sultanate of Oman	630,000 Direct		6.5%
Common	Bridge Ventures, Inc. 575 Lexington Avenue, Ste. 410 New York, NY 10022	635,604 Direct and Indirect	(4)	6.4%
Common	Donald S. Pearson, Director 1305 Peabody Avenue Memphis, TN 38104	78,750 Direct	(5)	0.8%
Common	Harmon Aronson, Director 26 Monterey Drive Wayne, NJ 07470	60,000 Direct	(6)	0.6%
Common	Eric L. Sichel, Director 411 Highview Road Englewood, NJ 07631	30,000 Direct	(7)	0.3%

31

Common	Mark I. Gittelman, Treasurer/Sec'y 300 Colfax Avenue Clifton, NJ 07013	10,000 Direct	(8)	0.1%
Common	Officers and Directors as a Group	3,141,450 Direct and Indirect		27.7%

(1)     Includes (i) 6,300 shares held by Dr. and Mrs. Mehta as custodians for Amar Mehta; (ii) 6,300 shares held by Dr. and Mrs. Mehta as custodians for Anand Mehta; and (iii) options to purchase 1,475,000 shares of common stock held by Dr. Mehta (including options for 400,000 shares which do not begin vesting until December 31, 2002 and then vest 100,000 shares on that date and 100,000 shares annually thereafter for three years and options for 50,000 shares which do begin vesting until December 31, 2002 and then vest 10,000 shares on that date and 10,000 shares annually thereafter for four years).

(2)     Includes (i) 25,000 shares held by Maxine Belson, wife of Jerome Belson; (ii) 50,000 shares by the Jerome Belson Foundation; and (iii) 35,000 shares owned by the Grandchildren of Jerome Belson; and (iv) warrants for 255,000 shares.

(3)     Represents (i) 333,900 shares held in trust for the benefit of John P. de Neufville; (ii) 410,000 shares held in trust for David T. de Neufville; and (iii) options personally held by John P. de Neufville to purchase 25,000 shares.

(4)     Includes (i) 56,334 shares owned by SMACS Holding Corp., an affiliate of Bridge Ventures, Inc.; (ii) warrants to purchase 206,250 shares held by Bridge Ventures, Inc.; (iii) warrants to purchase 75,000 shares held by SMACS Holding Corp.; and (iv) 47,500 shares owned by the Bridge Ventures, Inc. Employee Pension Plan.

(5)     Includes options to purchase 60,000 shares. Options for 40,000 shares are vested. The remaining options vest in increments of 10,000 shares each on September 1, 2002 and January 2, 2003.

(6)     Comprised of options to purchase 60,000 shares. Options for 40,000 shares are vested. The remaining options vest in increments of 10,000 shares each on September 1, 2002 and January 2, 2003.

(7)     Comprised of options to purchase 30,000 shares. Options for 10,000 shares are vested. Options for the remaining shares vest in increments of 10,000 each on August 2, 2003 and August 2, 2004.

(8)     Comprised of options to purchase 10,000 shares.

     Information as to the stock ownership set out above was provided by the beneficial owners.

     The Company is informed and believes that as of May 21, 2002, Cede & Co. held 6,471,033 shares (66/5%) and Class A warrants for 1,188,430 shares (71.8%) of the Company as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004, that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership thereof, and that such shares are held for the account of numerous other persons, no one of whom is believed to beneficially own five percent or more of the common stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     ELI was a party to a three-year Consulting Agreement entered into with Bridge Ventures, Inc. ("Bridge") on August 1, 1997, under which Bridge provided the company with marketing and management consulting services. Under the terms of the Consulting Agreement, ELI paid Bridge the sum of $10,000 per month and reimbursed Bridge for all out-of-pocket expenses incurred on behalf of ELI. This agreement expired on December 31, 2001. Bridge is an owner of at least five percent of the Company's common stock.

     ELI is a party to an agreement whereby fees are paid to Gittelman and Company, a company wholly owned by Mark Gittelman, the Company's Treasurer, in consideration for services rendered by Mr. Gittelman in his capacity as Treasurer. For the years ended March 31, 2002 and 2001, the fees paid to that company were $91,260 and $82,639, respectively.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)     (1) Attached as an exhibit is the Report on Consolidated Financial Statements of the Company and subsidiary for the fiscal years ended March 31, 2002, 2001 and 2000.

          (2) No financial statement schedules are required to be filed by Item 8 or by Item 14 (d).

          (3) Exhibits required to be filed by Item 601 of Regulation S-K which are applicable are: (i) articles of incorporation - incorporated by reference having been previously filed with the SEC by the Company as a part of Form SB-2 on January 29, 1998; (ii) bylaws - incorporated by reference having been previously filed with the SEC by the Company as a part of Form SB-2 on January 29, 1998; (iii) subsidiaries of the registrant - an exhibit listing the subsidiaries of the Company is attached; (iv) consent of auditors - consent of Miller, Ellin & Co. is attached hereto as an exhibit with the financial statements referred to in paragraph 14 (a) (1) above.

     (b)     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 2002.

     (c)     Attached as an exhibit is a list of the subsidiaries of registrant.

     (d)     Attached as an exhibit is the Report on Financial Statements of Elite Research, Ltd., a significant subsidiary of the Company, for the fiscal period ended March 31, 2002 and the consent of KPMG.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

By: s/ Atul M. Mehta
Atul M. Mehta
President
(Principal Executive Officer)
Date: June 24 , 2002

By: s/ Mark I. Gittleman
Mark I. Gittleman
Treasurer
(Principal Accounting Officer)
Date: June 25 , 2002

In accordance with the Exchange Act, this report has been signed below by the following persons, constituting a majority of the board of directors of the registrant, on behalf of the registrant and in the capacities and on the dates indicated.

s/ Atul M. Mehta
Atul M. Mehta
Director
Date: June 24 , 2002

s/ Harmon Aronson
Harmon Aronson
Director
Date: June 24 , 2002

s/ Eric L. Sichel
Eric L. Sichel
Director
Date: June 24 , 2002

                                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                                  REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                       ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                                       REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                                     FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                      CONTENTS

                                                                                              PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                              1

CONSOLIDATED BALANCE SHEETS                                                                   2 - 3

CONSOLIDATED STATEMENTS OF OPERATIONS                                                           4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                                      5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                           6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                   7 - 24

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Elite Pharmaceuticals, Inc.
Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of Elite
Pharmaceuticals, Inc. and Subsidiary as of March 31, 2002 and 2001, and the
related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite
Pharmaceuticals, Inc. and Subsidiary as of March 31, 2002 and 2001 and the
results of their operations and their cash flows for the years ended March 31,
2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                          MILLER ELLIN & COMPANY, LLP

                                                          CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
May 10, 2002
                                                     -1-

                                 ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                                          CONSOLIDATED BALANCE SHEETS

                                              MARCH 31, 2002 AND 2001

                                                      ASSETS

CURRENT ASSETS:
                                                                                    2002                2001

       Cash and cash equivalents                                                   $  6,852,434        $  7,296,702
       Short-term investments                                                           100,000                 ---
       Accounts receivable                                                               39,988              13,314
       Restricted cash                                                                  213,664             306,040
       Due from Joint Venture                                                           525,259              80,932
       Prepaid expenses and other current assets                                        106,082              81,732
                                                                                    ------------        ------------
           Total current assets                                                       7,837,427           7,778,720

PROPERTY AND EQUIPMENT- net of accumulated
       depreciation and amortization                                                  3,865,771           3,891,308

INTANGIBLE ASSETS - net of accumulated amortization                                      54,669              57,173

OTHER ASSETS:

       Deposit on Equipment                                                             123,396                 ---
       Investment in Joint Venture                                                       63,381                 ---
       Amount receivable from sale of state tax losses                                   66,077             146,132
       Restricted cash - Debt Service Reserve                                           300,000             300,000
       Restricted cash - Note payable                                                   250,000                 ---
       EDA bond offering costs, net of accumulated
           amortization of $34,076 and $20,885, respectively.                           163,777             176,968
                                                                                        --------         ----------

           Total other assets                                                           966,631             632,100
                                                                                        --------         ----------
                                                                                   $ 12,724,498        $ 12,350,301
                                                                                   ============        ============

                The accompanying notes are an integral part of the consolidated financial statements.
                                                    -2-

                ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                               (CONTINUED)

                         MARCH 31, 2002 AND 2001

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
                                                                                    2002                2001
                                                                                    ----                ----

       Current portion - Note payable                                                $   75,000           $     ---
       Current portion of EDA bonds                                                     130,000             120,000
       Accounts payable and accrued expenses                                            141,712             220,220
       Due to Joint Venture                                                             435,754              64,827
                                                                                 --------------          ----------

            Total current liabilities                                                   782,466             405,047
                                                                                 --------------      --------------

LONG TERM LIABILITIES:
       Dividends payable - Preferred Series A                                           853,148                 ---
       Note payable - net of current portion                                            300,000                 ---
       EDA bonds - net of current portion                                             2,635,000           2,765,000
                                                                                 --------------      --------------
            Total long-term liabilities                                               3,788,148           2,765,000
                                                                                 --------------      --------------

            Total liabilities                                                         4,570,614           3,170,047
                                                                                 --------------      ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

       Preferred stock at liquidating value of $1,000 per share- $1.00 par value; 20,000 shares authorized; Series A convertible exchangeable preferred stock; 12,015 issued
            and outstanding in 2002 and 2001                                         12,015,000          12,015,000
       Preferred stock - $1.00 par value; 7,250,000 shares
            authorized; Series B convertible preferred stock;
            4,806,000 shares designated, and 200,000 shares
                issued and outstanding in  2002                                         200,000                 ---
       Common stock - $.01 par value;
            Authorized - 25,000,000 shares
            Issued and outstanding - 9,710,840 and 9,376,389 in
                 2002 and 2001, respectively                                             97,108              93,764

       Additional paid-in capital                                                    19,469,464          18,071,503
       Accumulated deficit                                                          (23,627,688)         (21,000,013)
                                                                                   ------------         ------------

            Total stockholders' equity                                                8,153,884           9,180,254
                                                                                   -------------        ------------

            Total liabilities and stockholders' equity                             $ 12,724,498        $ 12,350,301
                                                                                   ============        ============

                                       -3-

                     ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS ENDED MARCH 31,
                                                                  2002               2001               2000
                                                                  -----              -----              ----

REVENUES:
       Research and development                               $  593,000          $     ---          $     ---
       Product formulation fees                                  601,057             80,932                ---
       Consulting and test fees                                    3,450             14,314              10,315
                                                             --------------    ------------           -----------
                      Total revenues                           1,197,507             95,246              10,315
                                                             --------------    ------------           -----------

OPERATING EXPENSES:
       Research and development                                1,609,108          1,475,487          1,988,649
       General and administrative                                763,687            777,118            984,736
       Depreciation and amortization                             266,919            194,038             86,290
                                                             ---------------   -------------          -----------
                                                               2,639,714          2,446,643          3,059,675
                                                             ---------------   -------------          -----------

LOSS FROM OPERATIONS                                          (1,442,207)        (2,351,397)        (3,049,360)
                                                             ---------------   ---------------       -----------

OTHER INCOME (EXPENSES):
       Interest income                                           260,055            329,583            210,877
       Interest expense                                         (220,123)          (227,301)          (137,709)
       Equity in loss of Joint Venture                          (507,640)       (12,079,827)               ---
                                                           ----------------     ------------         -----------
                                                                (467,708)       (11,977,545)            73,168

LOSS BEFORE PROVISION (CREDIT) FOR
       INCOME TAXES                                           (1,909,915)       (14,328,942)        (2,976,192)

PROVISION (CREDIT) FOR INCOME TAXES                             (135,388)          (363,961)               200
                                                             ----------------   ------------         ----------

NET LOSS                                                     $(1,774,527)      $(13,964,981)       $(2,976,392)
                                                             ============      =============       ============

BASIC AND DILUTED LOSS PER COMMON
       SHARE                                                 $     (0.19)  $         (1.53)   $         (0.35)
                                                             ================  ================   ================

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                                9,561,299         9,135,369          8,287,648
                                                             ===============    ================  ===============

                The accompanying notes are an integral part of the consolidated financial statements.
                                      -4-

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                           SERIES A                    SERIES B                                          ADDITIONAL
                                        PREFERRED STOCK             PREFERRED STOCK                COMMON STOCK             PAID-IN     ACCUMULATED        STOCKHOLDERS'
                                        ---------------             ---------------               -------------            -------     -----------        -------------
                                    SHARES         AMOUNT        SHARES        AMOUNT         SHARES         AMOUNT        CAPITAL          DEFICIT              EQUITY
                                    ------         ------        ------        ------         ------         ------        --------         --------             ------
BALANCE AT MARCH 31, 1999                                                                   7,237,613     $   72,376    $ 6,815,362     $  (4,058,640)       $    2,829,098
Sale of securities through
  private placement                    -               -            -             -       1,275,002         12,750      4,449,750                  -            4,462,500
Issuance of shares through
  exercise of options                  -               -            -             -         125,000          1,250        248,750                  -              250,000
Issuance of shares and warrants
  through exercise of Placement
  Agent warrants                       -               -            -             -          29,324            293        105,274                  -              105,567
Issuance of shares through
  exercise of warrants                 -               -            -             -         188,580          1,886        969,594                  -              971,480
Offering costs in connection
  with sale of securities              -               -            -             -               -              -       (10,000)                  -             (10,000)
Offering costs in connection
  with registration of
  securities                           -               -            -             -               -              -       (67,650)                  -             (67,650)
Net loss for year ended March
  31, 2000                             -               -            -             -               -              -              -         (2,976,392)          (2,976,392)
                                    --------        ---------      -------     -------         -------      -------     -----------       ----------           ----------
BALANCE AT MARCH 31, 2000             0          $    0            0       $     0         8,855,519     $   88,555    $12,511,080      $  (7,035,032)       $   5,564,603
                                    ========        =========      ========    =======      =========      ---------     ==========      ===========        ==============
Issuance of shares                      -               -            -             -         409,165          4,092      4,995,908                -              5,000,000
Issuance of shares through              -               -            -             -          88,435            884        510,975                -                511,859
  exercise of warrants
Issuance of shares through              -               -            -             -          18,750            188         37,313                -                 37,501
  exercise of options
Issuance of shares and warrants         -               -            -             -           4,520             45         16,227                -                 16,272
  through exercise of Placement
  agent warrants
Issuance of Series A                   12,015         12,015,000         -             -               -              -              -                  -           12,015,000
  convertible exchangeable
  Preferred Stock
Net loss for year ended March
  31, 2001                                  -             -               -            -             -               -              -          (13,964,981)         (13,964,981)
                                        --------        ----------      --------    --------       -------        ---------     --------        -----------         ------------

BALANCE AT MARCH 31, 2001                12,015       $ 12,015,000        0       $     0         9,376,389      $ 93,764    $18,071,503    $  (21,000,013)        $  9,180,254
                                       =========      =============     ========    =========     ==========    ===========  ============     =============        ==============

BALANCE AT MARCH 31, 2001                12,015       $ 12,015,000        0       $     0         9,376,389      $ 93,764    $18,071,503    $  (21,000,013)        $  9,180,254
                                       =========      =============     ========    =========     ==========    ===========  ============     =============        ==============
Issuance of Shares through
  exercise of warrants                      -               -            -             -            298,179          2,981     1,301,606                 -            1,304,587
Issuance of shares through
  exercise of options                       -               -            -             -             20,000            200        37,939                 -               38,139
Issuance of shares and warrants
  through exercise of placement
  agent warrants                            *               -            -             -             16,272            163        58,416                 -               58,579
Issuance of Series B
  convertible exchangeable
  Preferred Stock                           -               -           200,000       200,000         -                 -              -                 -              200,000
Dividends - Series A Preferred
  Stock                                     -               -            -             -               -                -              -          (853,148)            (853,148)
Net loss for year ended March
  31, 2002                                  -               -            -             -               -                -              -        (1,774,527)          (1,774,527)
                                      -----------      -------------   ---------    -----------      ---------     ----------  ------------     ------------        -------------
BALANCE AT MARCH 31, 2002              12,015          $ 12,015,000    $ 200,000      200,000       9,710,840        97,108    $19,469,464    $ (23,627,688)         $(8,153,884)
                                      ===========      =============   =========    ===========     ==========     ==========  ============     ============        =============

                         The accompanying notes are an integral part of the
                                consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                               YEARS ENDED MARCH 31,
                                                                                               ---------------------
                                                                                     2002               2001               2000
                                                                                     -----              -----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                     $ (1,774,527)     $ (13,964,981)     $ (2,976,392)
      Adjustments to reconcile net loss to cash
         used in operating activities:
            Write off of accounts receivable and patents                                   5,057                ---               ---
            Depreciation                                                                 249,338            177,662            76,784
            Amortization                                                                  17,581             16,376             9,506
            Equity in loss of Joint Venture                                              507,640         12,079,827               ---
            Changes in assets and liabilities:
                 Accounts receivable                                                    (26,674)           (13,314)               ---
                 Prepaid expenses and other current assets                              (24,350)            256,938         (286,065)
                 Due from Joint Venture                                                (444,444)           (80,932)               ---
                 Accounts payable and accrued expenses                                  (78,508)          (377,560)           397,317
                                                                                    ------------       ------------          ---------
NET CASH USED IN OPERATING ACTIVITIES                                                 (1,568,887)       (1,905,984)       (2,778,850)
                                                                                    ------------       ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of short-term investments                                              (100,000)                ---               ---
      Payments for patent and trademark filings                                          (6,920)           (30,788)          (13,616)
      Restricted cash                                                                  (157,624)            265,690         (871,730)
      Receivable from Sale of New Jersey Tax Losses                                       80,055          (146,132)               ---
      Payment of deposit for manufacturing equipment                                   (123,396)                  -       (1,119,172)
      Purchases of property and equipment                                              (223,801)          (273,933)       (1,305,874)
                                                                                        ---------          ---------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                                  (531,686)          (185,163)       (3,310,392)
                                                                                       ---------          ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Note - Bank                                                          375,000                ---               ---
      Proceeds from issuance of NJ Economic Development Authority
         (EDA) Bonds                                                                         ---                ---         3,000,000
      Payments of offering costs in connection with issuance of EDA
         Bonds                                                                               ---                ---         (197,860)
      Principal payments on capital lease                                                    ---                ---          (47,021)
      Proceeds from issuance of common stock and warrants                              1,401,305          5,565,632         1,327,047
      Proceeds from issuance of common stock and warrants
         in connection with private placement                                                ---                ---         4,462,500
      Payments of offering costs in connection with private placement                        ---                ---          (10,000)
      Payments of offering costs in connection with registration filing                      ---                ---          (67,650)
      Principal repayments of NJEDA Bonds                                                (120,000)          (115,000)            ---
                                                                                        ----------         ----------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               1,656,305          5,450,632         8,467,016
                                                                                        ---------          ---------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (444,268)          3,359,485         2,377,774

CASH AND CASH EQUIVALENTS - beginning                                                  7,296,702          3,937,217         1,559,443
                                                                                       ---------          ---------         ---------

CASH AND CASH EQUIVALENTS - ending                                                  $  6,852,434       $  7,296,702      $  3,937,217
                                                                                    ============       ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                                         $   218,938        $   228,044       $   118,326
      Cash paid for income taxes                                                           2,430              4,380               200

SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Utilization of equipment deposit towards purchase of equipment                  $      ---         $1,315,710        $      ---
      Preferred stock issuance in exchange for interest in joint venture                 200,000         12,015,000               ---
      Paydown of Amounts Due to Joint Venture through issuance of common
         Stock                                                                         (136,619)                 --               ---
      Additional Investment in Joint Venture                                            (63,381)                 --               ---
      Dividends accrued on Preferred Stock - Series A                                    853,148                 --               ---

                        The accompanying notes are an integral part of the
consolidated financial statements.
                                       -6-
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2002, 2001 AND 2000

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

                                       -7-
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

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

               The Company extends credit to its customers pursuant to contract terms in the normal course of business and performs ongoing credit evaluations. As of March 31, 2002 and 2001, no allowance for doubtful accounts was considered necessary.

               Use of Estimates

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

                                       -8-
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

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

               Revenue Recognition

               Revenues are earned primarily by licensing certain pharmaceutical products developed by the Company as well as performing research and development services under fixed price contracts. Such revenues are recorded as certain projected goals are attained, as defined in the individual contract. The Company follows SEC Staff
               Accounting Bulletin No. 101, "Revenue Recognition in Financial
               Statements," which provides guidance on the recognition,
               presentation and disclosure of revenues in the financial
               statements.

               Investments

               Short-term investments consist of certificates of deposit at a bank with initial maturities of one year. At March 31, 2002,
               $100,000 was classified as held-to-maturity, bearing interest at
               4.07% and maturing on September 13, 2002.

               The equity method of accounting is used to account for the
               Company's investment in its joint venture with Elan International
               Services, Inc. Under the equity method, the Company recognizes its share in the net earnings or losses of the joint venture as they occur.

                                       -9-
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

NOTE 1       - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               Recently Issued Accounting Standards

                In June 2001,  the  Financial  Accounting  Standards  Board (FASB) issued
                Statements No. 141, Business Combinations, No. 142, Goodwill and Other
                Intangible  Assets,  and No.  143,  Accounting  for  Asset  Retirement
                Obligations.  In August  2001,  the FASB  issued  Statement  No.  144,
                Accounting for the Impairment or Disposal of Long-Lived  Assets.  FASB
                Statement No. 141  eliminated  the pooling  method of  accounting  for business  combinations  after June 30, 2001.  FASB  Statement  No. 142 eliminated the amortization of goodwill and requires  periodic testing for  impairment of goodwill and other  intangibles,  effective for the
                Company  beginning  April 1, 2002.  FASB  Statement No. 143 applies to legal  obligations  associated  with  the  retirement  of  a  tangible long-lived  asset,  and is effective for the Company  beginning  April
                1,2003.  FASB No. 144 describes the  accounting  for the impairment or disposal  of  long-lived  assets,  and is  effective  for the  Company beginning  April 1, 2002.  These  standards are not expected to have a material effect on the financial  position or results of operations of the Company.

               Stock-Based Compensation

               Under various qualified and non-qualified plans, the Company may grant stock options to officers, selected employees, as well as members of the board of directors and advisory board members. The
               Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for
               Stock-Based Compensation." The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board
               Opinion No. 25, "Accounting for Stock Issued to Employees."

               Fair Value of Financial Instruments

               The carrying amounts of current assets and liabilities
               approximate fair value due to the short-term nature of these instruments. The carrying amounts of noncurrent assets are reasonable estimates of their fair values based on management's evaluation of future cash flows. The long-term liabilities are carried at amounts that approximate fair value based on borrowing rates available to the Company for obligations with similar terms.

                                      -10-
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

NOTE 2       - PROPERTY AND EQUIPMENT

               Property and equipment at March 31, 2002 and 2001 consists of the following:

                                                                                                     2002                2001
                                                                                                     ----                ----

                  Laboratory manufacturing, and warehouse equipment                                 $  2,337,120        $  2,118,727
                  Office equipment                                                                        32,981              32,981
                  Furniture and fixtures                                                                  51,781              51,781
                  Land, building and improvements                                                      2,097,668           2,092,260
                  Equipment under capital lease                                                          168,179             168,179
                                                                                                      -----------        -----------
                                                                                                       4,687,729           4,463,928
                  Less: Accumulated depreciation and amortization                                        821,958             572,620
                                                                                                      -----------        -----------

                                                                                                    $  3,865,771        $  3,891,308
                                                                                                    ============        ============

               Depreciation and amortization expense amounted to $249,338,
               $177,662 and $76,784 for the years ended March 31, 2002, 2001 and
               2000, respectively.

NOTE 3       - INTANGIBLE ASSETS

               Intangible assets at March 31, 2002 and 2001, consists of the following:

                                                                                                     2002                2001
                                                                                                     ----                ----

               Patents                                                                           $   59,617          $   57,788
               Trademarks                                                                             8,120               8,120
                                                                                                      -----               -----
                                                                                                     67,737              65,908
                                                                                                      -------            ------
                Less: Accumulated amortization                                                       13,068               8,735
                                                                                                      ------               -----
                                                                                                 $   54,669          $   57,173
                                                                                                     ==========          ==========

               Amortization amounted to $4,390, $3,179 and $1,811 for the years ended March 31, 2002, 2001 and 2000, respectively.

                                      -11-
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

NOTE 4 -     NOTE PAYABLE

               On January 25, 2002, the Company closed on a Bank Loan totaling
               $375,000 to finance the purchase and installation of machinery equipment. Interest is fixed at 5.70% per annum calculated on a
               360 day year. The loan is due in 60 equal monthly installments of
               $6,250 plus interest and is secured by the machinery/equipment purchased under this facility and a Certificate of Deposit in the amount of $250,000 held as collateral. This Certificate of
               Deposit has been classified as noncurrent restricted cash.

                         Bank note payable                                                          $   375,000
                         Current portion                                                               (75,000)
                                                                                             ------------------
                         Long-term portion, net of current maturities                               $   300,000
                                                                                                    ===========

               Principal Maturities under this loan are as follows:

                Year Ending March 31,
                         2003                                                                        $   75,000
                         2004                                                                            75,000
                         2005                                                                            75,000
                         2006                                                                            75,000
                         2007
                                                                                                         75,000

                                                                                                    $   375,000

NOTE 5  -    BOND FINANCING OFFERING

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

               Several restricted cash accounts are maintained in connection with the issuance of these bonds. These include amounts
               restricted for payment of bond principal and interest, for the refinancing of the land and building the Company currently owns, for the purchase of certain manufacturing equipment and related building improvements as well as the maintenance of a $300,000
               Debt Service Reserve.

                                      -12-
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

NOTE 5  -    BOND FINANCING OFFERING (CONTINUED)

               All restricted accounts other than the $300,000 Debt Service
               Reserve are expected to be expended within twelve months and are therefore categorized as current assets.

                                                                                            2002                2001
                                                                                            ----                ----
                  EDA Bonds                                                                $  2,765,000        $  2,885,000
                  Current Portion                                                             (130,000)           (120,000)
                                                                                     ------------------  ------------------
                  Long term portion, net of current maturities                             $  2,635,000        $  2,765,000
                                                                                           ============       =============

               Principal maturities required under the bond agreement are as follows:

                  Years Ended March 31,

                               2003                                                                         130,000
                               2004                                                                         140,000
                               2005                                                                         150,000
                               2006                                                                         165,000
                               2007                                                                         175,000
                               Thereafter                                                                 2,005,000
                                                                                                 -------- ---------
                                                                                                       $  2,765,000

NOTE 6 - JOINT VENTURE ACTIVITIES

               In October 2000, Elite entered into a joint development and operating agreement with Elan Corporation, plc, and Elan
               International Services, Ltd. (together "Elan") to develop
               products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a
               Bermuda corporation, is initially owned 80.1% by Elite and 19.9%
               by Elan. ERL will fund its research through capital contributions from its partners based on the partners' ownership percentage. In the ordinary course of business, ERL will subcontract research and development efforts to Elite, Elan and others. It is
               anticipated that Elite will likely provide most of the
               formulation and development work. Elite has commenced work for two products. As of March 31, 2002 and 2001, Elite has charged
               $601,057 and $80,932, respectively, to this joint venture which is reflected in product formulation fees.

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

                                      -13-
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

NOTE 6 - JOINT VENTURE ACTIVITIES (CONTINUED)

               For the year ended March 31, 2001 ERL recognized a net loss of
               $15,080,931. The net loss includes a $15,000,000 payment to Elan for a technology license fee as well as $80,931 due to Elite for services rendered to ERL. Elite recognized 80.1% of ERL's loss, or $12,079,827 for the year ended March 31, 2001. For the year ended March 31, 2002 ERL recognized a net loss of $633,642. Elite recognized 80.1% of ERL's loss, or $507,640 for the year ended
               March 31, 2002. To date, ERL has not recognized any revenue.

               In December 2000, the joint venture had its first organizational meeting and approved one product for development. In March 2001, the management committee of ERL met to finalize it's budget and business plan and to complete a preliminary formulation of the drug product. As of March 31, 2002, ERL completed in-vivo (pilot clinical trial) on the first product and began formulation and development of two additional products.

               As of March 31, 2002 and 2001, the Company owed ERL $435,754 and
               $64,827, respectively, representing its 80.1% contribution to ERL to cover ERL's expenses for the years ending March 31, 2002, and
               March 31, 2001, respectively.

NOTE 7       - INCOME TAXES

The components of provision (credit) for income taxes by taxing jurisdiction are as follows:

                                                                                 2002               2001                2000
                                                                                 ----               ----                ----
                  Federal:
                      Current                                               $      -           $      -            $       -
                      Deferred                                                     -                   -                   -
                                                                               ---------           --------            ------
                                                                                   -                  -                   -
                                                                               ---------           --------            ------

                  State:
                      Current                                                     2,430              4,382              200
                      Deferred                                                       -                  -                -
                      Sale of New Jersey net operating losses                  (137,818)          (368,343)              -
                                                                                -------            --------             ------
                                                                               (135,388)          (363,961)             200
                                                                                -------            -------              -------
                                                                               $(135,388)       $ (363,961)            $ 200
                                                                                ==========      ============           ========

                  In the year ended March 31, 2001, the Company received
                approval for the sale of $4,872,267 of New Jersey net operating losses under the
                Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic
                Development Authority (NJEDA). The total tax benefit receivable by the Company was $368,343 of which $222,211 and $146,132 was received in 2001 and in 2002, respectively.

               During the current year, the Company received approval for the sale of an additional $1,822,989 of New Jersey net-operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority
               (NJEDA). The total tax benefit receivable by the Company as of
               March 31, 2002 is $137,818, of which $71,741 was received in
               November 2001. The remaining balance of $66,077 will be received pending the NJEDA's authorization. Such amounts are classified as non-current assets on the accompanying consolidated balance sheet.

                                      -14-
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

NOTE 7       - INCOME TAXES (CONTINUED)

               The major components of deferred tax assets at March 31, 2002 and
2001 are as follows:

                                                                                                    2002                2001
                                                                                                    ----                ----
                  Net operating loss carry forward                                                 $  3,128,375         $ 2,824,000
                  Valuation allowance                                                               (3,128,375)          (2,824,000)
                                                                                              -----------------           -----------
                                                                                                       $      0             $      0
                                                                                                       ========             ========

               At March 31, 2002, a 100% valuation allowance is provided as it is uncertain if the deferred tax assets will be utilized.

                  At March 31, 2002, for federal income tax purposes, the
Company has unused net operating loss carryforwards of approximately $10,129,135 expiring in 2007 through 2015. For state tax purposes, the Company has
$3,244,988 of unused net operating losses, which are net of the $6,695,616 of
New Jersey net operating losses sold, as discussed above.

NOTE 8 -     COMMITMENTS AND CONTINGENCIES

               Employment Agreement

               On March 31, 2000, the Company amended and restated an employment agreement with its President/CEO. The following is the minimum annual commitment payable under the agreement:

                Year Ending March 31,
                         2003                                                                       $   300,141
                         2004                                                                           330,155
                         2005                                                                           363,170
                         2006                                                                           399,487
                         2007                                                                           439,435
                         Thereafter                                                                   2,070,748
                                                                                             -------- ---------

                                                                                                   $  3,903,136
                                                                                                      =========

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

                                      -15-
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

NOTE 8 -     COMMITMENTS AND CONTINGENCIES

               Employment Agreement (Continued)
               --------------------

c.             Options to purchase  500,000  shares of common  stock at a price of $10 per share.
               Options to purchase  100,000  shares will vest each year beginning December 31,
               2001 and ending December 31, 2005.

d.             Certain additional compensation on termination as a result of a change in control of the Company.

               Compensation expense under this agreement amounted to $335,964,
               $293,050 and $252,030 for the years ended March 31, 2002, 2001
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

               On January 25, 2001, the Board of Directors voted to purchase
               20,214 of certain options of the President/CEO for $4.00 per option. These options were purchased in March of 2002 and $80,856 was included in officer's compensation expense.

               Consulting Agreements

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

               Such agreements terminated on July 31, 2000. The Company entered into two new agreements with these Companies commencing on
               September 1, 2000 and terminating on December 31, 2000. Such agreements called for combined monthly fees of $7,500. One agreement was extended through December 31, 2001 and then
               terminated and the other agreement was subsequently extended until March 31, 2002, calling for payments of $5,000 per month.

               Consulting expenses under these agreements amounted to $67,500,
               $97,500 and $180,000, for the years ended March 31, 2002, 2001 and 2000, respectively.

                                      -16-
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

NOTE 8 -     COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

               Consulting expense under these agreements amounted to $12,800,
               $50,000 and $4,000 for the years ended March 31, 2002, 2001 and
               2000, respectively.

               Referral Agreement

               On January 29, 2002, the Company entered into a Referral
               Agreement with an individual (Referring Party) whereby Elite will pay the Referring Party a fee based upon payments received by
               Elite from sales of products, development fees, licensing fees and royalties generated as a direct result of the Referring Party identifying customers for Elite. These amounts shall be reduced by the cost of goods sold directly incurred in the manufacturing or development of products as well as any direct expenses
               associated with these efforts. Elite will pay Referring Party a referral fee each year equal to:

                         Percentage of Referral
                                  Base                             From                            To

                                   5%                   $           0               $          1,000,000
                                   4%                            1,000,000                     2,000,000
                                   3%                            2,000,000                     3,000,000
                                   2%                            3,000,000                     4,000,000
                                   1%                            4,000,000                     5,000,000

               Collaborative Agreements

               On June 27, 2001, the Company entered into two separate and distinct development and license agreements with another
               pharmaceutical company ("partner"). The Company will develop two drug compounds for the partner in exchange for certain payments and royalties. Elite also reserves the right to manufacture the compounds. The Company received $250,000 and $300,000,
               respectively, on these two agreements. These amounts have been earned as of March 31, 2002 and are reflected in the consolidated statement of operations.

                                      -17-
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

NOTE 8 -     COMMITMENTS AND CONTINGENCIES (CONTINUED)

               Contingencies

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

               The defendants have brought a counterclaim of approximately
               $418,000 allegedly due for services rendered to Elite by the defendants. Elite will vigorously contest the counterclaim.

               The action and counterclaim are proceeding in pretrial discovery under a Case Management Order entered by the court. If such action or counterclaim is in favor of defendants, the recovery, if any, would not have a material effect on the Company's
               financial condition or results of operations. Legal counsel is unable to predict the outcome of these actions. Accordingly, no provisions for liability, if any, has been provided in the accompanying consolidated financial statements.

NOTE 9       - STOCKHOLDERS' EQUITY

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

For            the years ended March 31, 2002, 2001, and 2000 the Company incurred legal fees and other costs amounting to $0, $0, and
               $7,878, respectively, in connection with its public filing, which has been charged to additional paid-in capital.

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

                                      -18-
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

NOTE 9       - STOCKHOLDERS' EQUITY (CONTINUED)

               Private Placement Offering  (Continued)
               --------------------------

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

               For the years ended March 31, 2002 and 2001, no placement agent fees have been charged to additional paid-in capital.

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
               ("ERL"), a joint venture with EIS.

               The Series A Preferred Stock accrues a dividend of 7% per annum, compounded annually and payable in shares of Series A Preferred
               Stock. Dividends shall be accrued and compounded annually
               beginning on October 16, 2001. The Series A Preferred Stock is
               convertible at anytime after two years, at EIS's option, into the
               Company's common stock at a price of $18.00 per share and has a term of six years. At the end of the sixth year, at the option of
               Elite, the Series A Preferred Stock shall either be redeemed in cash or in shares of Elite common stock at a fair market value equal to the aggregate outstanding Series A liquidation
               preference and accrued dividends. As of March 31, 2002, the
               Company has accrued dividends on the Series A Preferred Stock, totaling $853,148.

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

                                                                         -19-
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

NOTE 9       - STOCKHOLDERS' EQUITY (CONTINUED)

               Joint Venture Subscription Offering (Continued)
               -----------------------------------

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

               Series B Preferred Stock shall be entitled to receive a mandatory dividend equal to 7% per year of the original issue price. Such dividend shall be accrued and compounded on each succeeding twelve month anniversary of the first issuance and is payable solely by the issuance of additional Series B Preferred Stock, at a price per share equal to the original issue price and not in cash. Dividends shall be compounded commencing one year after issuance. Additionally, Class B Preferred Stock shall have a senior liquidation preference of $1 per share (original issue price) plus any accrued and unpaid dividends. As of March 31,
               2002, the Company has accrued no dividends on Series B Preferred
               Stock.

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
               2005.

               As of March 31, 2002, a $200,000 capital contribution was made on behalf of ERL and financed through the issuance of 200,000 shares of Series B Preferred Stock.

               Warrants

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

                                                                         -20-

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

NOTE 9       - STOCKHOLDERS' EQUITY (CONTINUED)

               Warrants (Continued)
               --------

               A summary of warrant activity for the periods indicated were are follows:

                                                                                    2002              2001               2000
                                                                                    ----              ----               ----

                  Beginning balance                                               2,983,928        3,020,869           1,917,286
                  Warrants issued                                                                    100,000           1,277,501
                  Warrants issued pursuant to Placement Agent
                         Agreement                                                    8,136            2,260              14,662
                  Placement Agent Warrants Exercised                                (24,408)         (50,766)                ---
                  Warrants exercised or expired                                     (298,179)        (88,435)           (188,580)
                                                                                  -----------       ----------         -----------
                  Ending balance                                                   2,669,477        2,983,928           3,020,869
                                                                                  ============      =========           =========

NOTE 10 -    STOCK OPTION PLANS

         Under various qualified and non-qualified plans, the Company may grant stock options to officers, selected employees, as well as members of the board of directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company's common stock at the date of grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant.
Transactions under the various stock option and incentive plans for the periods indicated were as follows:

         Years Ended March 31,                         2002                             2001                            2000
         ---------------------                         ----                             ----                            ----

                                                              Average                          Average                        Average
                                                             Weighted                         Weighted                        Weighted
                                                             Exercise                         Exercise                        Exercise
                                             Shares            Price           Shares           Price         Shares           Price
Outstanding at beginning of the
        Year                                   2,009,064         $   5.64        1,935,714        $  5.56      1,472,714         $    3.69
Granted                                           63,000            10.00          518,100           6.94        663,000              9.08
Exercised                                       (20,000)             6.00         (18,750)           2.00      (125,000)              2.00
Expired                                         (25,000)             7.80        (426,000)           7.00       (75,000)              6.00
Purchased by the Company for
         retirement                             (20,214)            4.00                -              -              -                 -
                                         ---------------    -------------
Outstanding at end of year                    2,006,850          $   5.78        2,009,064        $  5.64      1,935,714         $    5.56
                                         ============       ==============        ========       =========      =========         =========

                                      -21-
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

NOTE 10 -    STOCK OPTION PLANS (CONTINUED)

               The following table summarizes information about stock options outstanding at March 31, 2002:

                                    Weighted
                                     Average
                                                             Remaining        Weighted-                       Weighted
                                                            Contractual        Average                         Average
               Range of                  Shares                Life           Exercise         Shares        Exercisable
                                         ------                ----           --------         ------        -----------
            Exercise price               Outstanding          (Years)      Price             Exercisable   Price
                                                              -------                        -----------   -----

                $ 2.00                      718,750             3.76            $2.00        718,750             $2.00
              6.00 - 7.00                   725,100             4.93             6.26        625,700              6.23
             9.00 - 10.00                   563,000             8.17            10.00        110,000             10.00
             ------------                   -------             ----            -----  ----  -------             -----
             $2.00 - 10.00                2,006,850             5.42            $5.78      1,454,450             $4.43
                                                                ----            -----                            -----

             The per share weighted-average fair value of each option granted during fiscal 2002, 2001 and 2000 was $8.38, $6.12 and $7.49, respectively, on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants; no dividend yield; expected volatility of 76.69%,
             87.29% and 119.72% for fiscal 2002, 2001 and 2000, respectively;
             risk-free interest rate ranging from 4.55% to 4.875% in 2002, 5.12%
             to 6.20% in 2001, and 5.05% to 6.79% in 2000; and expected lives of approximately five years. Weighted-averages are used because of varying assumed exercise dates.

             The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized for any employees, officers and directors. Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method in SFAS
             Statement 123, the Company's net (loss) and (loss) per share would have been increased to the pro forma amounts indicated below:

                                                                       2002                   2001                   2000
                                                                       ----                   ----                   ----

Net loss as reported                                                 $   (1,774,527)        $  (13,964,981)        $   (2,976,392)
Pro forma loss                                                           (3,553,865)           (15,796,850)            (3,285,298)
Basic and diluted loss per share as reported                                  (0.19)                 (1.53)                 (0.35)
Pro forma basic and diluted loss per share                                    (0.38)                 (1.73)                 (0.39)

                                      -22-
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

NOTE 11 -      CONSULTING AGREEMENTS

               Collaborative Agreements

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
               Although Elite declined to extend the term of the (MOU) after its initial term of six months expired, both Inabata and the Company continued in good faith to explore opportunities. On October 8,
               2001, Inabata acknowledged that the Memorandum of Understanding would not be extended. Both parties later agreed to devise a more definitive collaboration agreement.

               Consulting Agreement

               On October 1, 1998, the Company entered into a consulting
               agreement with an investment-banking firm ("Consultant"). The terms of the agreement provide for the consultant to render various services to the Company relating to financial and
               investment activities for a term of twenty-four months.

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

NOTE 12 - MAJOR CUSTOMERS

               For the years ended March 31, revenues from major customers are as follows:

                                                                          2002                2001          2000
                                                                          ----                ----          ----
                   Customer A                                            50.19%               84.90%        58.10%
                   Customer B                                              --                 13.90%        32.90%
                   Customer C                                           49.52%                   --            --

                                      -23-
                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

NOTE 13 -    SUBSEQUENT EVENTS

               The consulting agreement originally entered into on August 1,
               1997 and which expired on March 31, 2002 was extended through
               June 30, 2002 at a monthly fee of $5,000.

               As of April 4, 2002, a $254,000 capital contribution was made on behalf of ERL and financed through the issuance of 254,000 shares of Series B Preferred Stock. Amounts due from ERL for research and development activities totaling $379,310 and amounts due to joint venture for Elite's shares of these expenses totaling
               $317,149 were simultaneously satisfied.

                                      -24-

                                               CONSENT OF INDEPENDENT
                                            CERTIFIED PUBLIC ACCOUNTANTS

Elite Pharmaceuticals, Inc. and Subsidiary
Northvale, New Jersey

We hereby consent to the incorporation by reference in the Annual Report of
Elite Pharmaceuticals, Inc. and .Subsidiary (the "Company") on Form 10-K of our
report dated May 10, 2002, appearing in the Company's Form 10-K for the years ended March 31, 2002, 2001 and 2000.

                                                          MILLER, ELLIN & COMPANY, LLP

June 25, 2002

                        EXHIBIT ATTACHED TO FORM 10-K FOR
                      THE FISCAL YEAR ENDING MARCH 13, 2002
                         OF ELITE PHARMACEUTICALS, INC.

Subsidiaries of the Company:

         Elite Laboratories, Inc., a Delaware corporation

         Elite Research, Ltd., a Bermuda corporation

                                                     ELITE RESEARCH, LTD.

                                                     Financial Statements
                                                     (With Independent Auditors' Report Thereon)
                                                     March 31, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Elite Research, Ltd.

We have audited the accompanying balance sheet of Elite Research, Ltd. as at
March 31, 2002 and the related statement of operations, changes in shareholders'
equity and cash flows for the year ended March 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elite Research, Ltd. as at
March 31, 2002, and the results of its operations and its cash flows for the year ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG

Chartered Accountants
Hamilton, Bermuda
June 11, 2002

--------------------------------------------------------------------------------

ELITE RESEARCH, LTD.

Balance Sheet

March 31, 2002
(Expressed in United States Dollars)

--------------------------------------------------------------------------------

                                                                                           2002               2001
                                                                                           ----               ----
                                                                                                       (Unaudited)

Assets
Cash and cash equivalents                                                          $      63,478      $      -
                                                                                        ---------       ----------
    Total assets                                                                     $   63,478        $      -
                                                                                        =========       ==========
Liabilities
Deferred capital contributions                                                       $   62,990           $      -
Accounts payable to related parties (Note 3)                                            544,012             80,931
                                                                                        -------          --------

    Total liabilities                                                                   607,002             80,931
                                                                                        --------           --------
Shareholders' equity
Share capital (Note 5)                                                                   12,000             12,000
Share premium (Note 6)                                                               14,988,000         14,988,000
Contributed surplus (Note 7)                                                            171,049                  -
Retained deficit                                                                   (15,714,573)       (15,080,931)
                                                                                    ------------       ------------

    Total shareholders' equity                                                        (543,524)           (80,931)
                                                                                    ------------        -----------

    Total liabilities and shareholders' equity                                       $   63,478           $      -
                                                                                    ============        ===========

See accompanying notes to financial statements

Signed on behalf of the Board

__________________________ Director

__________________________ Director

ELITE RESEARCH, LTD.

Statement of Operations

Year Ended March 31, 2002
(Expressed in United States Dollars)

-------------------------------------------------------------------------------

                                                                                             2002              2001
                                                                                             ----              ----
                                                                                                        (Unaudited)

Income
Interest income                                                                  $            48     $            -
                                                                                  ---------------
                                                                                               48                 -

     Total income                                                                  --------------       ------------

Expenses
Research and development (Note 3)                                                         619,693            80,931
General and administrative                                                                 13,997                 -
License fee (Note 4)                                                                            -         15,000,000
                                                                                 -----------------        ----------

     Total operating expenses                                                             633,690         15,080,931
                                                                                  ----------------        ----------

Net (loss)                                                                            $  (633,642)    $  (15,080,931)
                                                                                   ==============        ============

See accompanying notes to financial statements

ELITE RESEARCH, LTD.

Statement of Changes in Shareholders' Equity

For the Year Ended March 31, 2002
(Expressed in United States Dollars)

--------------------------------------------------------------------------------

                                                                                              2002              2001
                                                                                              ----              ----
                                                                                                         (Unaudited)

Share Capital
Balance at beginning of period (Note 5)                                                 $   12,000          $      -
Shares issued during the period                                                                  -            12,000
                                                                                    --------------           ------
Balance at end of period                                                                    12,000            12,000

Share premium
Balance at beginning of period                                                          14,988,000                 -
Share premium during the period (Note 6)                                                         -        14,988,000
                                                                                 ------------------        ----------
Balance at end of period                                                                14,988,000        14,988,000

Contributed surplus
Balance at beginning of period                                                                   -                 -
Contributed surplus during the period (Note 7)                                            171,049                  -
                                                                                 -----------------         ----------
Balance at end of period                                                                   171,049                 -
                                                                                 -----------------         ----------

Deficit
Balance at beginning of period                                                        (15,080,931)                 -
Net loss for the period                                                                 (633,642)        (15,080,931)
                                                                                 -----------------       ------------

Balance at end of period                                                              (15,714,573)      (15,080,931)
                                                                                  ---------------        ------------

Total shareholders' deficit                                                           $  (543,524)       $  (80,931)

See accompanying notes to financial statements

ELITE RESEARCH, LTD.

Statement of Cash Flows

For the Year Ended March 31, 2002
(Expressed in United States Dollars)

---------------------------------------------------------------------------------------------------------------------------------------

                                                                                            2002                2001
                                                                                            ----                ----
                                                                                                         (Unaudited)

Cash flows from operating activities
Net (loss)                                                                           $ (633,642)      $ (15,080,931)
Adjustments to reconcile net income to net cash
provided by operating activities:
   Due to related parties                                                                463,081              80,931
                                                                                ----------------    ----------------

   Cash used in operating activities                                                   (170,561)        (15,000,000)
                                                                                ----------------    ----------------

Cash flows from financing activities
Contributed surplus                                                                      234,039                   -
Proceeds from issuance of common stock                                                         -           7,500,000
Proceeds from issuance of non-voting
   convertible preferred shares                                                                -           7,500,000
                                                                                ----------------      ---------------
   Cash provided by financing activities                                                 234,039          15,000,000
                                                                                ----------------      ---------------

Net change in cash and cash equivalents                                                   63,478                   -

Cash and cash equivalents at beginning of period                                               -                   -
                                                                                ----------------      ---------------
Cash and cash equivalents at end of period                                            $   63,478            $      -

See accompanying notes to financial statements

ELITE RESEARCH, LTD.

Notes to Financial Statements

March 31, 2002

-------------------------------------------------------------------------------

1.       General

         Elite Research, Ltd. (the "Company") ("ERL") was incorporated on
         October 6, 2000 under the Laws of Bermuda, in order to engage in research and development activities for the purpose of obtaining Food and Drug Administration approval, and, thereafter, commercially exploiting generic and new controlled-release pharmaceutical products using the technologies of the joint venture partners of the Company.

         The Company is owned by Elite  Pharmaceuticals,  Inc. ("Elite") and Elan
         International  Services Ltd. ("EIS"), a wholly owned subsidiary of Elan
         Corporation plc, holding 80.1% and 19.9% (non-voting shares) of the shares respectively.

         The Company is subject to the terms and conditions of a joint development and operating agreement between Elite Laboratories, Inc.
         ("Elite Labs"), a wholly owned subsidiary of Elite, and Elan to develope products using drug delivery technologies and expertise of both Elite and Elan. The Company funds its research through capital contributions from its partners based on the partner's ownership percentage. The Company subcontracts research and development efforts to Elite Labs and Elan. Elite Labs provides most of the formulation and development work. Elite Labs has completed in-vivo (pilot clinical trial) on the first product the Company has formulated and began formulation and development of two additional products as of March 31,
         2002.

         The Company was initially capitalized with $15,000,000 which included the issuance of 6,000 Voting Common Shares and 6,000 Non-Voting
         Convertible Preferred Shares. The proceeds of $15,000,000 were used to pay a licensing fee to Elan, under the terms of a license agreement entered into between Elan and the Company as fully described in Note 4.

         As at March 31, 2002, the Company has a deficit of $15,714,573. The
         Company is currently in the research and development stage, and hence is not yet generating revenue. As more fully described in Note 7, the
         Company's shareholders have, by way of a Joint Development and
         Operating Agreement, agreed to provide additional funding.

2.       Significant accounting policy

         The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of
         America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant accounting policies adopted by the
         Company:

(a)      Cash and cash equivalents

         The Company considers highly liquid short-term investments purchased with initial maturities of three months or less to be cash equivalents.

ELITE RESEARCH, LTD.

Notes to Financial Statements

March 31, 2002

--------------------------------------------------------------------------------

2.       Significant accounting policy (continued)

(b)      Research and development costs

         Research costs are charged as an expense of the period in which they are incurred.

(c)      Revenue recognition

         To date, the Company has not generated revenues, however, it expects that future revenues, if any, will be earned primarily by licensing certain pharmaceutical products. Such revenues will be recorded as certain projected goals are attained, as defined in the individual contact.

(d)      Fair value of financial instruments

         The carrying amounts of cash, accounts payable and accrued expenses approximate fair value due to the short term maturity of these items.

3.       Related party transactions

         For the year ended March 31, 2002 and for the period of October 6, 2000
         (date of incorporation) through March 31, 2001 ERL recognized net losses of $633,642 and $15,080,931, respectively. The net loss for the year ended March 31, 2002 includes research and development services rendered by Elite Labs and Elan in the amounts of $600,940 and $18,753, respectively. The net loss for the period ended March 31, 2001 includes a $15,000,000 payment to Elan for a technology license fee, as well as
         $80,931 due to Elite Labs for services rendered to ERL.

         As of March 31, 2002 and 2001, the Company had outstanding accounts payable to Elite Labs for research and development services in the amounts of $525,259 and $80,931, respectively.

         As of March 31, 2002, the Company had outstanding accounts payable to
         Elan for research and development services in the amount of $18,753.

4.       License agreement

         In October 2000, the Company entered into a license agreement with Elan
         Corporation, plc ("Elan") whereby Elan licensed certain patents and intellectual property to the Company in consideration of a non-refundable license fee of $15 million. The fee was not subject to future performance obligations of Elan to the Company and was taken as a charge to operations in the period ended March 31, 2001.

ELITE RESEARCH, LTD.

Notes to Financial Statements

March 31, 2002

----------------------------------------------------------------------------------
5.       Share capital

         Voting common shares, of par value US $1.00 per share
         6,000 shares authorised;
         6,000 shares issued and outstanding                                                           $      6,000

         Non-voting convertible preferred shares, of par value US$1.00 per share
         6,000 shares authorised;
         6,000 shares issued and outstanding                                                                  6,000
                                                                                                             -------

                                                                                                         $   12,000
                                                                                                             =======

         The Preferred shares may be converted at the option of the holders on a one-for-one basis into common shares of the Company at any time after two years from the date of issuance of the preferred stock. The
         Preferred shares are non-voting, do not bear a dividend and shall have a liquidation preference equal to their original issue price.

6.       Share premium

         Share premium represents amounts contributed by shareholders in excess of the par value of the shares subscribed for.

7.       Contributed surplus

         Contributed surplus represents amounts contributed by shareholders in addition to their subscription to the issued share capital. These amounts were provided to fund the operations of the Company as agreed by the shareholders on a pro rata basis based on their equity participation. In addition, within three years from the date of incorporation, the shareholders may provide the Company, on a pro rata basis in accordance with the shareholders' respective percentage ownership of capital, up to an aggregate maximum of $6,000,000, as agreed upon by the shareholders, by way of contributed surplus or loans. During the year shareholders contributed an additional $234,039.

8.       Taxes

         Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of such taxes being imposed, the Company will be exempted from taxation until the year
2016.

The Board of Directors
Elite Research Ltd.

We hereby  consent  to the  inclusion  in the  Annual  Report on Form 10-K of Elite
Pharmaceuticals,  Inc.  to be filed  with the U.S. Securities  and Exchange  Commission of our Report dated June 11, 2002 on the  Financial  Statements  of Elite  Research  Ltd. for the
period ended March 31, 2002.

s/ KPMG
-------

Hamilton, Bermuda
June 26, 2002