Form 10-Q
period 2002-06-30
ELITE PHARMACEUTICALS INC /DE/
filed 2002-08-09
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 June 30, 2002
                                 -----------------------------------------------

                                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended                         to


                        Commission File Number: 333-45241
--------------------------------------------------------------------------------


                           ELITE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                22-3542636
--------------------------------------         ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



165 Ludlow Avenue, Northvale, New Jersey                         07647
------------------------------------------------------         ---------
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

                                                                Yes [  ] No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of July 24, 2002 is 9,728,116.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                                   INDEX

                                                                                      Page No.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
            March 31, 2002                                                              1 - 2

           Consolidated Statements of Operations for the three months
           ended June 30, 2002 and June 30, 2001 (unaudited)                              3

           Consolidated Statements of Changes in Stockholders' Equity
           for the three months ended June 30, 2002 and June 30, 2001 (unaudited)         4

           Consolidated Statements of Cash Flows for the three months
           ended June 30, 2002 and June 30, 2001 (unaudited)                              5

           Notes to Form 10-Q                                                           6 - 11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               12 - 14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                                              15

PART II  OTHER INFORMATION                                                                15

           Item 1 Legal Proceedings
           Item 2 Changes in Securities
           Item 3 Defaults Upon Senior Securities
           Item 4 Submission of Matters to a Vote of Security-Holders Item 5
           Other Information Item 6 Exhibits and Reports on Form 8-K

SIGNATURES                                                                                16

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                      ASSETS

                                                                      June 30,       March 31,
                                                                        2002            2002
                                                                  -------------   --------------
                                                                     (Unaudited)     (Audited)

CURRENT ASSETS:
       Cash and cash equivalents                                  $   6,628,222   $    6,852,434
       Short-term investments                                               ---          100,000
       Accounts receivable                                               29,988           39,988
       Restricted cash                                                  181,692          213,664
       Due from Joint Venture                                           250,961          525,259
       Prepaid expenses and other current assets                         70,906          106,082
                                                                  -------------   --------------
               Total current assets                                   7,161,769        7,837,427
                                                                  -------------   --------------

PROPERTY AND EQUIPMENT, net of accumulated
       depreciation and amortization                                  3,890,753        3,865,771
                                                                  -------------    -------------


INTANGIBLE ASSETS - net of accumulated amortization                      66,375           54,669
                                                                  -------------    -------------

OTHER ASSETS:
       Deposit on Equipment                                             123,396          123,396
       Investment in Joint Venture                                          237           63,381
       Amount receivable from sale of state tax losses                   66,077           66,077
       Restricted cash - Debt Service Reserve                           300,000          300,000
       Restricted cash - Note payable                                   250,000          250,000
       EDA bond offering costs, net of accumulated amortization
           of  $37,301 and $34,076, respectively                        160,552          163,777
                                                                  -------------   --------------

           Total other assets                                           900,262          966,631
                                                                  -------------   --------------
           Total assets                                              12,019,159    $  12,724,498
                                                                  =============   ==============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                June 30,           March 31,
                                                                                  2002               2002
                                                                              ------------        ------------
                                                                               (Unaudited)          (Audited)
CURRENT LIABILITIES:
       Current portion - Note payable                                         $    75,000         $    75,000
       Current portion of EDA bonds                                               130,000             130,000
       Accounts payable and accrued expenses                                      100,451             141,712
       Due to Joint Venture                                                       237,559             435,754
                                                                              ------------        ------------
           Total current liabilities                                              543,010             782,466
                                                                              ------------        ------------

LONG TERM LIABILITIES:
       Dividends payable - Preferred Series A                                     853,148             853,148
       Note payable - net of current portion                                      281,250             300,000
       EDA bonds - net of current portion                                       2,635,000           2,635,000
                                                                              ------------        ------------
           Total long-term liabilities                                          3,769,398           3,788,148
                                                                              ------------        ------------

           Total liabilities                                                    4,312,408           4,570,614
                                                                              ------------        ------------


COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
       Preferred stock at liquidating value of $1,000 per share - $1.00 par value; 20,000 shares authorized; Series A convertible exchangeable preferred stock; 12,015 issued
           and outstanding in 2002                                             12,015,000          12,015,000
       Preferred stock - $1.00 par value; 7,250,000 shares authorized;
           Series B convertible preferred stock; 4,806,000 shares designated,
           454,000 and 200,000 shares issued and
           outstanding respectively                                               454,000             200,000
       Common stock - $.01 par value;
           Authorized - 25,000,000 shares
           Issued and outstanding - 9,728,116 and 9,710,840 shares,
           Respectively                                                            97,281              97,108

       Additional paid-in capital                                              19,535,134          19,469,464

       Accumulated deficit                                                    (24,394,664)        (23,627,688)
                                                                              ------------        ------------

           Total stockholders' equity                                           7,706,751           8,153,884
                                                                              ------------        ------------

           Total liabilities and stockholder's equity                         $12,019,159         $12,724,498
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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                               June 30,
                                                   ---------------------------------
                                                        2002               2001
                                                   ---------------------------------

REVENUES:
         Product formulation fees                   $   105,011        $    75,798
                                                    -----------         ----------
               Total revenues                           105,011             75,798
                                                    -----------         ----------

OPERATING EXPENSES:
         Research and development                       433,260            310,623
         General and administrative                     223,560            130,273
         Depreciation and amortization                   78,210             70,848
                                                    ------------       ------------
                                                        735,030            511,744
                                                    ------------       ------------

LOSS FROM OPERATIONS                                   (630,019)          (435,946)
                                                    ------------       ------------

OTHER INCOME (EXPENSES):
         Interest income                                 35,965            107,830
         Interest expense                               (53,572)           (55,897)
         Equity in loss of Joint Venture               (118,950)           (60,714)
                                                    ------------       ------------
                                                        136,557             (8,781)
                                                    ------------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (766,576)          (444,727)
                                                    ------------       ------------

PROVISION FOR INCOME TAXES                                  400              2,255
                                                    ------------       ------------

NET LOSS                                            $  (766,976)       $  (446,982)
                                                    ============       ============

BASIC AND DILUTED LOSS PER COMMON SHARE             $      (.08)       $      (.05)
                                                    ============       ============

WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING                    9,726,521          9,408,593
                                                    ============       ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                                                 ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                                                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                            (Unaudited)

                                       SERIES A                SERIES B
                                   PREFERRED STOCK         PREFERRED STOCK     COMMON STOCK     ADDITIONAL
                                   ---------------         ---------------    -------------      PAID-IN   ACCUMULATED STOCKHOLDERS'
                                 SHARES      AMOUNT    SHARES     AMOUNT    SHARES      AMOUNT   CAPITAL     DEFICIT       EQUITY
                                 ------      ------    ------     ------   -------     -------  ----------  ------------ -----------
BALANCE AT MARCH 31, 2001
                                 12,015  $ 12,015,000        -  $       -  9,376,389  $93,764  $18,071,503  $(21,000,013)$9,180,254
Issuance of Shares through
  exercise of warrants                -             -        -          -     41,286      413       85,159              -    85,572
Issuance of shares and warrants
  through exercise of placement
  agent warrants                      -             -        -          -     14,772      147       53,032              -    53,179
Net loss for three months ended
  June 30, 2001                       -             -        -          -          -        -            -      (446,982)  (446,982)
                                 ------  ------------  -------  ---------  ---------  -------  -----------  ------------- ----------
BALANCE AT JUNE 30, 2001         12,015  $ 12,015,000        0  $       0  9,432,447  $94,324  $18,209,694  $(21,446,995)$8,872,023
                                 ======  ============  =======  =========  =========  =======  ===========  ============= ==========




BALANCE AT MARCH 31, 2002        12,015  $ 12,015,000  200,000  $ 200,000  9,710,840  $97,108  $19,469,464  $(23,627,688)$8,153,884
Issuance of shares through
  exercise of warrants                -             -        -          -      2,606       26       13,004              -    13,030
Issuance of shares and warrants
  through exercise of placement
  agent warrants                      -             -        -          -     14,670      147       52,666              -    52,813
Issuance of Series B
  convertible exchangeable
  Preferred Stock                     -             -  254,000    254,000          -        -            -              -   254,000
Net loss for three months ended
  June 30, 2002                       -             -        -          -          -        -            -      (766,976)  (766,976)
                                 ------  ------------  -------  ---------  ---------  -------  -----------  ------------- ----------
BALANCE AT JUNE 30, 2002         12,015  $ 12,015,000  454,000  $ 454,000 $9,728,116  $97,281  $19,535,134  $(24,394,664)$7,706,751
                                 ======  ============  =======  =========  =========  =======  ===========  ============= ==========



   The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                    ------------------------------
                                                                                       2002                 2001
                                                                                    -----------          ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                     $  (766,976)        $ (446,982)
       Adjustments to reconcile net loss to cash used in operating activities:
           Depreciation                                                                  73,800             66,450
           Amortization of intangibles                                                    4,410              4,398
           Equity in loss of Joint Venture                                              118,950             60,714
           Deferred income                                                                  ---            250,000
           Changes in assets and liabilities:
                   Accounts receivable                                                   10,000           (236,686)
                 Prepaid expenses and other current assets                               35,176             32,428
                 Due from Joint Venture                                                 274,298            (75,798)
                 Accounts payable, accrued expenses and other current liabilities       (41,262)           (73,315)
                                                                                    ------------        -----------

 NET CASH USED IN OPERATING ACTIVITIES                                                 (291,604)          (418,791)
                                                                                    -----------         -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Maturity of Short-term investment                                                100,000                ---
       Purchase of property and equipment                                               (98,782)           (12,715)
       Purchases of patent                                                              (12,891)               ---
       Restricted cash                                                                   31,972             22,878
                                                                                    ------------        -----------

 NET CASH PROVIDED BY INVESTING ACTIVITIES                                               20,299             10,163
                                                                                    ------------        -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal bank note payments                                                     (18,750)               ---
                                                                                    ------------        -----------
       Proceeds from issuance of common stock and warrants                               65,843            138,751
                                                                                    ------------        -----------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                                               47,093            138,751
                                                                                    ------------        -----------


 NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (224,212)          (269,877)

 CASH AND CASH EQUIVALENTS - beginning of period                                      6,852,434          7,296,702
                                                                                    ------------        -----------

 CASH AND CASH EQUIVALENTS - end of period                                          $ 6,628,222         $7,026,825
                                                                                    ============        ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid for interest                                                       $     3,186         $      ---
       Cash paid for income taxes                                                           400              2,255

 SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Preferred stock issuance in exchange for interest in joint venture                $   254,000                ---
       Paydown of amounts Due to Joint Venture through the issuance
           of Common Stock                                                             (317,144)               ---
       Reduction of Investment in Joint Venture                                          63,144                ---



   The accompanying notes are an integral part of the consolidated financial statements.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



NOTE 1     -    BASIS OF PRESENTATION
                ---------------------

                The information in this Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. ("the Company") and its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite Labs"), for the three months ended June 30, 2002 and 2001. All significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

                The accounting policies utilized in the preparation of this Form 10-Q are the same as those set forth in the Company's Form 10K at March 31, 2002 and should be read in conjunction with the disclosures presented therein.

                The Company does not anticipate being profitable for fiscal year 2003, therefore a current provision for income tax was not established for the three months ended June 30, 2002. Only the minimum corporation tax liability required for state purposes is reflected.

                This quarterly report may contain forward-looking statements which involve certain risks and uncertainties. Important factors could arise which could cause the Company's operating results to differ materially from those contained in any forward looking statement.


   NOTE 2     - EARNINGS PER SHARE
                -------------------

                Earnings per share are based on the weighted average number of shares outstanding during each period presented. Common stock equivalents have not been included as their effect would be antidilutive.


   NOTE 3    - RECENTLY ISSUED ACCOUNTING STANDARDS
               ------------------------------------

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

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 4  -       BOND FINANCING OFFERING
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

   NOTE 5    -  JOINT VENTURE ACTIVITIES
                ------------------------

                In October 2000, the Company and Elite Labs entered into a joint development and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, is initially owned 80.1% by the Company and 19.9% by Elan. ERL will fund its research through capital contributions from its partners based on the partners' ownership percentage. ERL will subcontract research and development efforts to Elite Labs, Elan and others. It is anticipated that Elite Labs will likely provide most of the formulation and development work. Elite Labs has commenced work for two products. As of June 30, 2002 and 2001, Elite Labs charged $105,011 and $75,798, respectively, to this joint venture which is reflected in product formulation revenues.

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

                For the three months ended June 30, 2002 and 2001, ERL recognized net losses of $148,502 and $75,798, respectively. The net losses include $105,011 and $75,798 due to Elite Labs for services rendered to ERL for the three months ended June 30, 2002 and 2001, respectively. The Company recognized 80.1% of ERL's losses, or $118,950 and $60,714, respectively, for the three months ended June 30, 2002 and 2001. To date, ERL has not recognized any revenue.

                In December 2000, the joint venture had its first organizational meeting and approved one product for development. In March 2001, the management committee of ERL met to finalize its budget and business plan and to complete a preliminary formulation of the drug product. As of June 30, 2002, ERL completed in-vivo (pilot clinical trial) on the first product and began formulation and development of two additional products.

                As of June 30, 2002 and 2001, the Company owed ERL $237,559 and $435,754, respectively, representing its 80.1% of unfunded contributions to ERL to cover ERL's expenses through June 30, 2002 and 2001.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


   NOTE 6    - SALE OF STATE TAX LOSSES
               ------------------------

                In 2000 Elite Labs received approval for the sale of $4,872,267 of New Jersey net operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefit receivable by Elite Labs was $368,343 of which $222,211 and $146,132 was received in 2000 and in 2001, respectively.

                During the fiscal year ended 2002, Elite Labs received approval for the sale of an additional $1,822,989 of New Jersey net-operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefit receivable by Elite Labs is $137,818, of which $71,741 was received. The remaining balance of $66,077 will be received pending the NJEDA's authorization. Such amounts are classified as non current assets on the accompanying consolidated balance sheets.



   NOTE 7 -  COMMITMENTS AND CONTINGENCIES
             ------------------------------

                On August 1, 1998, Elite Labs entered into a consulting agreement with a company for the purpose of providing management, marketing and financial consulting services for an unspecified term. Terms of the agreement provide for a nonrefundable monthly fee of $2,000. This compensation will be applied against amounts due pursuant to a business referral agreement entered into on April 8, 1997.

                Terms of the business referral agreement provide for payments by Elite Labs based upon a formula, as defined, for an unspecified term. On November 14, 2000, Elite Labs amended its referral agreement to provide certain consulting services for the period of November 1, 2000 through October 31, 2003. Elite Labs previously advanced $20,000 under the April 8, 1997 agreement in addition to a payment of $50,000 made during the year ended March 31, 2001. The agreement calls for 25 monthly installments of $3,200 beginning on December 1, 2001.

                Consulting expense under this agreement amounted to $9,600 and $0 for the three months ended June 30, 2002 and 2001, respectively.

                Referral Agreement
                ------------------

                On January 29, 2002, the Company entered into a Referral Agreement with an individual (Referring Party) whereby Elite Labs will pay the Referring Party a fee based upon payments received by Elite Labs from sales of products, development fees, licensing fees and royalties generated as a direct result of the Referring Party identifying customers for Elite Labs. These amounts shall be reduced by the cost of goods sold directly incurred in the manufacturing or development of products as well as any direct expenses associated with these efforts. Elite Labs will pay Referring Party a referral fee each year equal to:

                     Percentage of
                       Referral
                         Base             From             To
                     -------------     -----------    -----------
                          5%           $        0    $ 1,000,000
                          4%            1,000,000      2,000,000
                          3%            2,000,000      3,000,000
                          2%            3,000,000      4,000,000
                          1%            4,000,000      5,000,000

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 7 -        COMMITMENTS AND CONTINGENCIES (Continued)
                -----------------------------


                Collaborative Agreements
                ------------------------

                On June 27, 2001, Elite Labs entered into two separate and distinct development and license agreements with another pharmaceutical company ("partner"). Elite Labs will develop two drug compounds for the partner in exchange for certain payments and royalties. Elite Labs also reserves the right to manufacture the compounds. Elite Labs received $250,000 and $300,000, respectively, on these two agreements. These amounts have been earned as of March 31, 2002. Elite Labs is currently proceeding with development and formulation for both products as specified in the development agreements.

                Contingency
                -----------

                Elite Labs is the plaintiff in a civil action brought in the Superior Court of New Jersey on November 20, 2000 against three parties to recover damages in an unspecified amount based on the alleged failure of the defendants to properly perform and complete certain pharmaceutical tests and studies for which Elite Labs paid approximately $950,000.

                The defendants have brought a counterclaim of approximately $418,000 allegedly due for services rendered to Elite Labs by the defendants. Elite Labs will vigorously contest the counterclaim.

                The action and counterclaim are proceeding in pretrial discovery under a Case Management Order entered by the court. If such action or counterclaim is in favor of the defendants, the recovery, if any, would not have a material effect on the Company's financial condition or results of operations. Legal counsel is unable to predict the outcome of these actions. Accordingly, no provision for liability, if any, has been provided in the accompanying consolidated financial statements.


NOTE 8   -      STOCKHOLDERS' EQUITY
                ---------------------


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

                The Company raised net proceeds of $4,452,500 from the private placement after legal fees of $10,000

                Joint Venture Subscription Offering
                -----------------------------------

                On September 21, 2000, 409,165 shares of the Company's common stock and 12,015 shares of a newly created Elite Labs Series A convertible exchangeable preferred stock ("Series A Preferred Stock") were issued to Elan International Services, Ltd. ("EIS") for consideration of $5,000,000 and $12,015,000, respectively, during the month of October. Proceeds from the sale of the Series A Preferred Stock were used to fund Elite Labs 80.1% share of Elite Research, Ltd. ("ERL"), a joint venture with EIS.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

   NOTE 8   -  STOCKHOLDERS' EQUITY  (Continued)
               ----------------------------------

                Joint Venture Subscription Offering (Continued)
                -----------------------------------------------

                The Series A Preferred Stock accrues a dividend of 7% per annum, compounded annually and payable in shares of Series A Preferred Stock. Dividends shall be accrued and compounded annually beginning on October 16, 2001. The Series A Preferred Stock is convertible at anytime after two years, at EIS's option, into the Company's common stock at a price of $18.00 per share and has a term of six years. At the end of the sixth year, at the option of the Company, the Series A Preferred Stock shall either be redeemed in cash or in shares of the Company's common stock at a fair market value equal to the aggregate outstanding Series A liquidation preference and accrued dividends. As of June 30, 2002, Elite Labs has accrued dividends on the Series A Preferred Stock, totaling $853,148.

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

                On October 17, 2000, the Company also authorized 7,250,000 shares of newly created Elite Labs Series B Preferred Stock of which 4,806,000 has been designated for issuance to EIS for a total consideration of $4,806,000. These shares can be issued upon demand by Elite Labs in increments of $100,000 and shall be used to fund Elite Labs 80.10% portion of the future capital contributions to ERL and for subsequent funding of the research and development activities for ERL.

                Series B Preferred Stock shall be entitled to receive a mandatory dividend equal to 7% per year of the original issue price. Such dividend shall be accrued and compounded on each succeeding twelve month anniversary of the first issuance and is payable solely by the issuance of additional Series B Preferred Stock, at a price per share equal to the original issue price and not in cash. Dividends shall be compounded commencing one year after issuance. Additionally, Class B Preferred Stock shall have a senior liquidation preference of $1 per share (original issue price) plus any accrued and unpaid dividends. As of June 30, 2002, Elite Labs has accrued no dividends on the Series B Preferred Stock.

                Additionally, Series B Stock shall be exchangeable, at the option of EIS, at any time after two years from the date of issuance, into shares of the Company's common stock using an exchange price of $14.84 per share and has a term of six years from the date of first issuance.

                At the end of the sixth year, at the option of the Company, Series B Stock can be redeemed in cash or by the issuance of shares of the Company's common stock at a fair market value equal to the Series B liquidation preference and accrued dividends.

                In addition to the offering above, on October 17, 2000 the Company issued EIS 100,000 warrants to purchase common stock of Elite Pharmaceuticals at the exercise price of $18 per share. The warrants are exercisable at any time on or before October 17, 2005.

                During the period ended June 30, 2002, Elite Labs made a capital contribution to ERL in the amount of $254,000. This contribution was financed by the proceeds from the issuance to EIS of 254,000 share of Series B Preferred Stock of Elite Labs. This contribution was in addition to a capital contribution in the amount of $200,000 made by Elite Labs to ERL in fiscal year ended March 31, 2002.

                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



   NOTE 9 -  SUBSEQUENT EVENTS
             -----------------

               At a special Board of Directors meeting held on June 27, 2002, it was resolved that the Company purchase up to 100,000 shares of its common stock in the open market no later than December 31, 2002. As of August 1, 2002, the Company has purchased 23,700 shares for total consideration of $94,814.

               The consulting agreement originally entered into on August 1, 1997 and previously extended through June 30, 2002 has expired.

                The Board of Directors of the Registrant met on July 18, 2002,
               to consider a request by certain holders of Class A Warrants of the Registrant (traded on the OTC:BB under ticker symbol ELIPZ) ("the Warrants") that the exercise period of the Warrants be extended. The Warrants will expire on November 30, 2002. The Board of Directors determined that an extension of the exercise period of the Warrants was not in the best interests of the Registrant.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2001


Introduction

         The Company has been developing over fifteen oral controlled release pharmaceutical products which are at the varying stages of the development process and testing.

         Elite Labs has also conducted several research and development projects on behalf of several large pharmaceutical companies. These activities have generated only limited revenue for Elite Labs to date.

         The Company has established a manufacturing facility in Northvale, N.J. which is both Federal Drug Administration ("FDA") and Drug Enforcement Agency ("DEA") registered. This facility will allow the Company to make batches in sizes sufficient to file for FDA approval.

         In October 2000, Elite Labs entered into a joint development and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, is initially owned 80.1% by the Company and 19.9% by Elan. ERL will fund its research through capital contributions from its partners based on the partners' ownership percentage. ERL will subcontract research and development efforts to Elite Labs, Elan and others. The in-vivo (pilot bioavailability) has been completed on the first product formulated by Elite Labs. Elite Labs has begun to develop formulation for the two additional products.

         In September 2000, Elite Labs received approval of its application to sell $4,872,267 in New Jersey Net Operating Tax Losses under the New Jersey Economic Development Agency's Technology Business Tax Certificate Program. Elite Labs received $368,343 of proceeds from this sale.

         In November 2001, Elite Labs received approval of its application to sell an additional $1,822,929 in New Jersey Net Operating Tax Losses under the New Jersey Economic Development Agency's Technology Business Tax Certificate Program. Elite Labs expects to receive $137,818 of which $71,741 was received during the quarter ended December 31, 2001.

         In June 2001, Elite Labs entered into two separate and distinct development and license agreements with another U.S. pharmaceutical company to develop two products in exchange for development fees, certain payments, royalties and manufacturing rights. Elite Labs has undertaken formulation development for these two products and has earned the development fees paid to date.

         The Company plans to focus its efforts on the following areas: (i) to receive FDA approval for one or fifteen of the oral controlled release pharmaceutical products already developed, either directly or through other companies; (ii) to commercially exploit these drugs either by licensure and the collection of royalties, or through the manufacturing of tablets and capsules using the formulations developed by the Company, and (iii) to continue the development of new products and the expansion of its licensing agreements with other large multinational pharmaceutical companies including contract research and development projects, joint ventures and other collaborations. The Company has been issued three patents to date and has filed for two more patents. One of the patents has been assigned to Celgene who has now licensed it to Novartis.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2001

                                   (CONTINUED)


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

         Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company's most critical accounting policies include the recognition of revenue upon completion of certain phases of projects under research and development contracts. The Company also assesses a need for an allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company assesses the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company assesses its exposure to current commitments and contingences. It should be noted that actual results may differ from these estimates under different assumptions or conditions.

Results of Consolidated Operations

Period Ended June 30, 2002 vs. Period Ended June 30, 2001

         The Company's revenues for the period ended June 30, 2002 were $105,011, an increase of $29,213 over the comparable period of the prior year. For the periods ended June 30, 2002 and 2001, revenues consisted of product formulation fees of $105,011 and $75,798, respectively, earned in conjunction with the Company's joint venture in ERL.

         General and administrative expenses for the period ended June 30, 2002 were $223,560, an increase of $93,287, or approximately 72% from the comparable period of the prior year. The increase in general and administrative expenses was substantially due to increases in legal and consulting fees.

         Research and development costs for the period ended June 30, 2002, were $433,260, an increase of $122,637 or approximately 39% from the comparable period of the prior year. Research and development costs have increased primarily from the result of increased research and development salaries, laboratory supplies and raw materials used in the manufacturing and testing processes.

         The Company's net loss for period ended June 30, 2002 was $766,976 as compared to $446,982 for the comparable period of the prior year. The increase in the net loss was primarily due to the increase in research and development and administrative expenses, offset by smaller increases in revenues.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2001

                                   (CONTINUED)

Material Changes in Financial Condition

         The Company's working capital (total current assets less total current liabilities), which was $7,054,961 as of March 31, 2002, decreased to $6,618,759 as of June 30, 2002. The decrease in working capital is primarily due to the Company's net loss from operations partially offset by the receipt of $65,843 from the issuance of common stock and warrants.

         The Company experienced negative cash flow from operations of $291,604 for the period ended June 30, 2002 primarily due to the Company's net loss from operations of $766,976.


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


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                         No Report Required


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                         No Report Required


ITEM 5.           OTHER INFORMATION
                         No Report Required


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits:

                          No Exhibits Required

                  (b) Reports on Form 8-K. No report on Form 8-K has been filed during quarter ending June 30, 2002. A report was filed on Form 8-K on July 18, 2002 to announce that the Class A warrants expiring on November 30, 2002 will not be extended.

                          CERTIFICATION AND SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

We, the undersigned chief executive officer and chief financial officer of the registrant, hereby certify that this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                           ELITE PHARMACEUTICALS, INC.

 Date: August 8, 2002      By: /s/Atul M. Mehta
                           ---------------------------------------------------
                           Atul M. Mehta
                           President & Chief Executive Officer
                           (Principal Executive Officer)


 Date: August 6, 2002      By: /s/Mark I. Gittelman
                           ---------------------------------------------------
                           Mark I. Gittelman
                           Chief Financial Officer and Treasurer
                           (Principal Financial & Accounting Officer)