Form 10-Q
period 2002-09-30
ELITE PHARMACEUTICALS INC /DE/
filed 2002-11-12
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2002
                                 -----------------------------------------------


                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period ended                        to


                        Commission File Number: 333-45241


                           ELITE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                               22-3542636
------------------------------------         -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


165 Ludlow Avenue, Northvale, New Jersey                 07647
-----------------------------------------    -----------------------------------
(Address of principal executive offices)              (Zip Code)



                                 (201) 750-2646
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [x] No [  ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                                Yes [  ] No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of October 25, 2002: 9,780,205.






                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                   Page No.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of September 30, 2002 (unaudited) and
            March 31, 2002                                                          1 - 2

           Consolidated Statements of Operations for the three and six months
           ended September 30, 2002 and September 30, 2001 (unaudited)                3

           Consolidated Statements of Changes in Stockholders' Equity for the
           six months ended September 30, 2002 and September 30, 2001
           (unaudited)                                                                4

           Consolidated Statements of Cash Flows for the three and six months
           ended September 30, 2002 and September 30, 2001 (unaudited)                5

           Notes to Form 10-Q                                                       6 - 12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             13 - 18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  19

ITEM 4.  CONTROLS AND PROCEDURES                                                     19

PART II  OTHER INFORMATION                                                         19 - 21

           Item 1 Legal Proceedings
           Item 2 Changes in Securities and Use of Proceeds
           Item 3 Defaults Upon Senior Securities
           Item 4 Submission of Matters to a Vote of Security-Holders
           Item 5 Other Information
           Item 6 Exhibits and Reports on Form 8-K


SIGNATURES                                                                         22 - 26

EXHIBITS


                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              September 30,         March 31,
                                                                  2002                2002
                                                            ------------------  -----------------
                                                               (Unaudited)          (Audited)

CURRENT ASSETS:
       Cash and cash equivalents                                 $   5,651,957       $  6,852,434
       Short-term investments                                              ---            100,000
       Accounts receivable                                             110,000             39,988
       Restricted cash                                                  30,100            213,664
       Due from Joint Venture                                              ---            525,259
       Prepaid expenses and other current assets                        88,512            106,082
                                                            ------------------  -----------------
           Total current assets                                      5,880,569          7,837,427
                                                            ------------------  -----------------

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                      3,921,235          3,865,771
                                                            ------------------  -----------------

INTANGIBLE ASSETS - net of accumulated amortization                     71,563             54,669
                                                            ------------------  -----------------



OTHER ASSETS:
       Deposit on Equipment                                            246,792            123,396
       Investment in Joint Venture                                         ---             63,381
       Amount receivable from sale of state tax losses                  66,077             66,077
       Restricted cash - Debt Service Reserve                          300,000            300,000
       Restricted cash - Note payable                                  250,000            250,000
       EDA bond offering costs, net of accumulated
          amortization of $40,526 and $34,076, respectively            157,327            163,777
                                                            ------------------  -----------------

           Total other assets                                        1,020,196            966,631
                                                            ------------------  -----------------

           Total assets                                          $  10,893,563       $ 12,724,498
                                                            ==================  =================


         The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    September 30,      March 31,
                                                                         2002            2002
                                                                    --------------  --------------
                                                                     (Unaudited)       (Audited)

CURRENT LIABILITIES:
       Current portion - Note payable                                 $     75,000    $     75,000
       Current portion of EDA bonds                                        140,000         130,000
       Accounts payable and accrued expenses                               234,406         141,712
       Deferred income                                                      60,000             ---
       Due to Joint Venture                                                    ---         435,754
                                                                    --------------  --------------
           Total current liabilities                                       509,406         782,466
                                                                    --------------  --------------


LONG TERM LIABILITIES:
       Dividends payable - Preferred Series A                              841,050         853,148
       Note payable - net of current portion                               262,500         300,000
       EDA bonds - net of current portion                                2,495,000       2,635,000
                                                                    --------------  --------------
           Total long-term liabilities                                   3,598,550       3,788,148
                                                                    --------------  --------------

           Total liabilities                                             4,107,956       4,570,614
                                                                    --------------  --------------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
       Preferred stock at liquidating value of $1,000 per share -
           $1.00 par value; 20,000 shares authorized; Series A
           convertible exchangeable preferred stock; 12,015 issued
           and outstanding                                              12,015,000      12,015,000
       Preferred stock - $1.00 par value; 7,250,000 shares
           authorized; Series B convertible preferred stock;
           4,806,000 shares designated, 200,000 shares issued and
           outstanding at March 31, 2002                                       ---         200,000
       Subscription Receivable                                             (83,636)            ---
       Common stock - $.01 par value;
           Authorized - 25,000,000 shares
           Issued and outstanding - 9,780,205 and 9,710,840 shares,
           Respectively                                                     97,802          97,108
       Additional paid-in capital                                       20,307,613      19,469,464

       Accumulated deficit                                             (25,364,150)    (23,627,688)
                                                                    --------------  --------------
                                                                         6,972,629       8,153,884
       Cost of 51,900 shares of common stock held by the Company
           at September 30, 2002                                          (187,022)            ---
                                                                    --------------  --------------
           Total stockholders' equity                                    6,785,607       8,153,884
                                                                    --------------  --------------
           Total liabilities and stockholder's equity                 $ 10,893,563    $ 12,724,498
                                                                    ==============  ==============



         The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                              -------------               -------------
                                           2002           2001          2002          2001
                                           -----          -----         -----         ----
                                        (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)

REVENUES:
       Research and Development         $   215,000   $   250,000    $   215,000   $   250,000
       Product Formulation Revenues          82,799       133,713        187,810       209,511
       Testing Fees                             ---         3,450            ---         3,450
                                        -----------   -----------    -----------   -----------
             Total revenues                 297,799       387,163        402,810       462,961


       Research and development             460,221       319,443        893,481       630,066
       General and administrative           623,462       175,023        847,022       305,296
       Depreciation and amortization         78,210        70,848        156,420       141,696
                                        -----------   -----------    -----------   -----------
                                          1,161,893       565,314      1,896,923     1,077,058
                                        -----------   -----------    -----------   -----------
                                           (864,094)     (178,151)    (1,494,113)     (614,097)
                                        -----------   -----------    -----------   -----------
LOSS FROM OPERATIONS

OTHER INCOME (EXPENSES):
       Interest income                       26,753        68,205         62,718       176,035
       Interest expense                     (62,813)      (55,122)      (116,385)     (111,019)
       Equity in loss of Joint Venture      (67,429)     (107,105)      (186,379)     (167,819)
                                        -----------   -----------    -----------   -----------
                                           (103,489)      (94,022)      (240,046)     (102,803)

LOSS BEFORE PROVISION FOR INCOME TAXES     (967,583)     (272,173)    (1,734,159)     (716,900)
                                        -----------   -----------    -----------   -----------

PROVISION FOR INCOME TAXES                      ---           ---            400         2,255
                                        -----------   -----------    -----------   -----------


NET LOSS                                $  (967,583)  $  (272,173)   $(1,734,559)  $  (719,155)
                                        ===========   ===========    ===========   ===========

BASIC AND DILUTED LOSS PER COMMON SHARE $      (.10)  $      (.03)   $      (.18)  $      (.08)
                                        ===========   ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING          9,728,682     9,543,556      9,727,607     9,476,443
                                        ===========   ===========    ===========   ===========


         The accompanying notes are an integral part of the consolidated financial statements.


                                                             ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                              (Unaudited)

                       SERIES A           SERIES B         SUB-                        ADDITIONAL                           STOCK-
                       --------           --------         ----                        ----------                           ------
                   PREFERRED STOCK    PREFERRED STOCK   SCRIPTIONS    COMMON STOCK      PAID-IN    TREASURY  ACCUMULATED   HOLDERS'
                   ---------------    ---------------   ----------     ------------     -------    --------  -----------   -------
                  SHARES    AMOUNT   EQUITY    SHARES   RECEIVABLE   SHARES    AMOUNT   CAPITAL     STOCK      DEFICIT     EQUITY
                  ------    ------   ------    ------   ----------   ------    ------   -------    -------     -------     -------
BALANCE AT
  MARCH 31, 2001  12,015  12,015,000       - $       - $         - 9,376,389 $ 93,764 $18,071,503 $       - $(21,000,013)$9,180,254
Issuance of Shares
  through exercise
  of warrants          -           -       -         -           -   217,286    2,173   1,081,100         -            -  1,083,273
Issuance of shares
  and warrants
  through exercise
  of placement
  agent warrants       -           -       -         -           -    15,522      155      57,524         -            -     57,679
Issuance of shares
  and warrants
  through exercise
  of options           -           -       -         -           -    20,000      200      37,939         -            -     38,139
Issuance of Series
  B convertible
  exchangeable
  Preferred Stock      -           - 200,000   200,000           -         -        -           -         -            -    200,000
Net loss for six
  months ended
  September 30,
  2001                 -           -       -         -           -         -        -           -         -     (719,155)  (719,155)
                  ------  ---------- -------   -------  ---------- ---------  -------  ----------  --------   -----------  ---------
BALANCE AT SEP-
  TEMBER 30, 2001 12,015 $12,015,000 200,000 $ 200,000 $         - 9,629,197 $ 96,292  19,248,066 $       -  (21,719,168)$9,840,190
                  ======  ========== =======   =======  ========== =========  =======  ==========  ========   =========== ==========

BALANCE AT
  MARCH 31, 2002  12,015 $12,015,000 200,000 $ 200,000 $         - 9,710,840 $ 97,108  19,469,464 $       - $(23,627,688)$8,153,884
Issuance of shares
  through exercise
  of warrants          -           -       -         -           -     2,606       26      13,004         -            -     13,030

Issuance of shares
  and warrants
  through exercise
  of placement
  agent warrants       -           -       -         -           -    14,670      147      52,666         -            -     52,813

Issuance of Series
  B convertible
  exchangeable
  Preferred Stock      -           - 492,000   492,000           -         -        -           -         -            -    492,000

Subscriptions
  Receivable           -           -  67,000    67,000     (83,636)        -        -           -         -            -    (16,636)

Dividends -
  declared             -           -       -         -           -         -        -           -         -       (1,903)    (1,903)

Dividends -
  issued               -           -  14,000    14,000           -         -        -           -         -            -     14,000

Conversion of
  Series B
  Convertible
  exchangeable
  Preferred stock
  into common
  stock                -           -(773,000) (773,000)          -    52,089      521     772,479         -            -          -

Purchase of
  Treasury Stock       -           -       -         -           -         -        -           -  (187,022)           -   (187,022)

Net loss for six
  months ended
  September 30,
  2002                 -           -       -         -           -         -        -           -         -   (1,734,559)(1,734,559)
                  ------  ---------- -------   -------  ---------- ---------   ------  ----------  --------   ----------- ----------

BALANCE AT
  SEPTEMBER 30,
  2002            12,015 $12,015,000       -  $      - $   (83,636)9,780,205 $ 97,802 $20,307,613 $(187,022)$(25,364,150)$6,785,607
                  ======  ========== =======   =======  ========== =========   ======  ==========   ========  =========== ==========

               The accompanying notes are an integral part of the consolidated financial statements.

                                       -4-

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    SIX MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  2002            2001
                                                                               (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                 $ (1,734,559)  $   (719,155)
      Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and Amortization                                              156,420        141,696
         Equity in loss of Joint Venture                                            186,379        167,819
         Changes in assets and liabilities:
            Contract revenue receivable                                             (70,012)        13,314
            Prepaid expenses and other current assets                                17,570          4,330
            Amount receivable from Joint Venture                                    442,460        (52,781)
            Accounts payable, accrued expenses and other current liabilities         92,694       (150,483)
            Amount payable to Joint Venture                                             ---            (95)

            Deferred income                                                          60,000            ---
                                                                               -------------  -------------

NET CASH (USED IN) OPERATING ACTIVITIES                                            (849,048)      (595,355)
                                                                               -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturity of short-term investment                                             100,000            ---
      Purchase of property and equipment                                           (203,654)       (51,690)
      Payment for deposit on property and equipment                                (123,396)           ---
      Purchase of patent                                                            (19,264)           ---
      Restricted cash                                                               183,564        156,163
                                                                               -------------  -------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                 (62,750)       104,473
                                                                               -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock and warrants                            65,843      1,179,091
      Principal bank note payments                                                  (37,500)           ---
      Principal repayments of NJEDA Bonds                                          (130,000)      (120,000)
      Purchase of Treasury Stock                                                   (187,022)           ---
                                                                               -------------  -------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                (288,679)     1,059,091
                                                                               -------------  -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (1,200,477)       568,209

CASH AND CASH EQUIVALENTS - beginning of period                                   6,852,434      7,296,702
                                                                               -------------  -------------

CASH AND CASH EQUIVALENTS - end of period                                      $  5,651,957   $  7,864,911
                                                                               =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                   $    116,385   $    111,794
      Cash paid for income taxes                                                        400          2,255

SUPPLEMENTAL SCHEDULE NON-CASH TRANSACTIONS
      Issuance of Preferred Stock Series B (including stock dividend payable of
         $14,000 and subscription receivable of $67,000)                       $    573,000   $    200,000
      Conversion of Preferred Stock Series B to Common Stock                           (521)           ---
      Conversion of Preferred Stock to Additional Paid In Capital                  (772,479)           ---
      Subscription receivable - Elan International Services, Ltd.                    16,636            ---
      Paydown of Amounts Due to Joint Venture                                      (622,133)      (125,447)
      Reduction (Additional) Investment in Joint Venture                             63,381        (74,553)

          The accompanying notes are an integral part of the consolidated financial statements.
                                                   -5-

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)



NOTE 1     -    BASIS OF PRESENTATION

                The information in this Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. ("the Company") and its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite Labs"), for the three and six months ended September 30, 2002 and 2001. On September 30, 2002, the "Company" acquired from Elan Corporation, plc and Elan International Services, Ltd. (together, "Elan") Elan's 19.9% interest in Elite Research Ltd. ("ERL), a joint venture formed between the Company and Elan where the Company's interest originally was 80.1%. Proforma results of operations are presented as part of Note 4. As of September 30, 2002, the balance sheets of all entities are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial positions, results and operations and cash flows for the periods presented have been included. The financial results for the interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.

                The accounting policies utilized in the preparation of this Form 10-Q are the same as those set forth in the Company's annual report on Form 10K for the fiscal year ended March 31, 2002 and should be read in conjunction with the disclosures presented therein.

                The Company does not anticipate being profitable for fiscal year 2003, therefore a current provision for income tax was not established for the six months ended September 30, 2002. Only the minimum corporation tax liability required for state purposes is reflected.



   NOTE 2     - EARNINGS PER SHARE

                Earnings per share are based on the weighted average number of shares outstanding during each period presented. Common stock equivalents have not been included as their effect would be anti-dilutive.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 3  -       BOND FINANCING OFFERING

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

                The bonds are collateralized by a first lien on the building, which includes property and equipment. Several restricted cash accounts are maintained in connection with the issuance of these bonds. These restricted accounts include accounts restricted for payments of bond principal and interest, for the refinancing of the land and building the Company currently owns, for the purchase of certain manufacturing equipment and related building improvements as well as for the maintenance of a $300,000 Debt Service Reserve. All restricted amounts other than the $300,000 Debt Service Reserve are expected to be expended within twelve months and are therefore categorized as current assets.

   NOTE 4    -  JOINT VENTURE ACTIVITIES

                In October 2000, the Company and Elite Labs entered into a joint development and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, was initially owned 80.1% by the Company and 19.9% by Elan. ERL was to fund its research through capital contributions from its partners based on the partners' respective ownership percentage. ERL subcontracted research and development efforts to Elite Labs, Elan and others. It was anticipated that Elite Labs would provide most of the formulation and development work. Elite Labs has commenced work for three products. For the six months ended September 30, 2002 and 2001, Elite Labs charged $187,810 and $209,511, respectively, to ERL which is reflected in product formulation revenues. For the three months ending September 30, 2002 and 2001, Elite Labs charged $82,799 and $133,713, respectively, to ERL which is reflected in product formulation fees.

                While the Company initially owned 80.1% of the outstanding common stock of ERL until September 30, 2002, Elan and its subsidiaries retained significant minority investor rights that were considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, the Company did not consolidate the financial statements of ERL until September 30, 2002 but instead accounted for its investment in ERL under the equity method of accounting until the Joint Venture was terminated, effective September 30, 2002.

                For the six months ended September 30, 2002 and 2001, ERL recognized net losses of $232,682 and $209,511, respectively. The net losses included $187,810 and $209,511 due to Elite Labs for services rendered to ERL for the six months ended September 30, 2002 and 2001, respectively. The Company recognized 80.1% of ERL's losses, or $186,379 and $167,819, respectively, for the six months ended September 30, 2002 and 2001. For the three months ended September 30, 2002 and 2001, Elite's share of ERL's losses amounted to $67,429 and $107,105, respectively. To date, ERL has not recognized any revenue.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

   NOTE 4    -  JOINT VENTURE ACTIVITIES (Continued)

                In December 2000, ERL was approved one product for development at its first organizational meeting. In March 2001, the management committee of ERL met to finalize its budget and business plan and to complete a preliminary formulation of the drug product. As of September 30, 2002, ERL completed in-vivo (pilot clinical trial) on the first product and began formulation and development of two additional products.

                As of September 30, 2001, the Company owed ERL $435,754, representing its 80.1% of unfunded contributions to ERL to cover ERL's expenses through September 30, 2001.

                On September 30, 2002, the Company consummated a termination agreement (the "Termination Agreement") with Elan to acquire all of Elan's interest in ERL. As a result of the Termination Agreement, the joint venture terminated and the Company now owns 100 percent of ERL.

                Under the Termination Agreement, among other things, the Company acquired all proprietary, development and commercial rights for the worldwide markets for the products developed by ERL. In exchange for the assignment, ERL agreed to pay Elan a royalty on certain revenues that may be realized from the once-a-day Oxycodone product that has been developed by ERL. In the future, the Company will be solely responsible to fund ERL's product development, which it will do from internal resources or through loans or investment by third parties.

                The Company did not pay, nor did Elan receive any cash consideration under the Termination Agreement. Furthermore, the Company has the exclusive rights to the proprietary, development and commercial rights for the worldwide markets for two other products developed by ERL. The Company will not have to pay Elan royalties on revenues that may be realized from these products.

                As a result of the Termination Agreement, ERL became a wholly owned subsidiary of the Company as of September 30, 2002. Elan retained certain securities of Elite it had obtained in connection with the joint venture and transferred other such securities to a third-party. See Note 6.

                The following unaudited pro-forma consolidated results of operations for the three and six months ended September 30, 2002 and 2001, assuming the acquisition was completed on April 1, 2001.



                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                     --------------             -------------
                                                    2002        2001          2002        2001
                                                    ----        ----          ----        ----
                                                (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

                Revenue                         $  215,000   $  253,450   $   215,000   $ 253,450

                Net (loss) available to common
                     Shareholders               $ (984,334)  $  298,781)  $(1,780,862)  $(760,847)

                Net (loss) available to common
                     shareholders per share -
                     basic and diluted          $     (.10)  $     (.03)  $      (.18)  $    (.08)


                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

   NOTE 4    -  JOINT VENTURE ACTIVITIES (Continued)

                Unaudited pro-forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.


   NOTE 5 -  COMMITMENTS AND CONTINGENCIES

                As described in the Company's annual report on Form 10-K, on August 1, 1998, Elite Labs entered into a consulting agreement with a company for the purpose of providing management, marketing and financial consulting services for an unspecified term. Terms of the agreement provide for a nonrefundable monthly fee of $2,000. This compensation will be applied against amounts due pursuant to a business referral agreement entered into on April 8, 1997.

                Terms of the business referral agreement provide, among other things, for payments by Elite Labs based upon a formula, as defined, for an unspecified term. On November 14, 2000, Elite Labs amended the referral agreement to provide certain consulting services for the period of November 1, 2000 through October 31, 2003. Elite Labs previously advanced $20,000 under the April 8, 1997 agreement in addition to a payment of $50,000 made during the year ended March 31, 2001. The agreement calls for 25 monthly installments of $3,200 beginning on December 1, 2001.

                For the six months ended September 30, 2002 and 2001, consulting expense under this agreement amounted to $19,200 and $0, respectively, and for the three months ended September 30, 2002 and 2001, consulting expense under this agreement was $9,600 and $0, respectively.


                Referral Agreement

                As described in the Company's annual report on Form 10-K, on January 29, 2002, the Company entered into a Referral Agreement with an individual (Referring Party) whereby Elite Labs will pay the Referring Party a fee based upon payments received by Elite Labs from sales of products, development fees, licensing fees and royalties generated as a direct result of the Referring Party identifying customers for Elite Labs. These amounts shall be reduced by the cost of goods sold directly incurred in the manufacturing or development of products as well as any direct expenses associated with these efforts. Elite Labs will pay Referring Party a referral fee each year equal to:


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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


   NOTE 5 -  COMMITMENTS AND CONTINGENCIES (Continued)
             -----------------------------

                Collaborative Agreements

                As described in the Company's annual report on Form 10-K, on June 27, 2001, Elite Labs entered into two separate and distinct development and license agreements with another pharmaceutical company ("partner"). Elite Labs will develop two drug compounds for the partner in exchange for certain payments and royalties. Elite Labs also reserves the right to manufacture the compounds. Elite Labs received $250,000 and $300,000, respectively, on these two agreements. These amounts have been earned as of March 31, 2002. Elite Labs is currently proceeding with development and formulation for both products as specified in the development agreements. During the six months ended September 30, 2002 Elite Labs earned revenues of $75,000 for additional development and formulation for both products.

                On September 13, 2002, Elite Labs, entered into a manufacturing agreement with Ethypharm S.A. ("Ethypharm"). Under the terms of this agreement, Elite Labs has initiated the manufacturing of a new prescription drug product for Ethypharm. Elite Labs received an upfront manufacturing fee for the first phase of the technology transfer and billed an additional amount upon the completion of the first phase of manufacturing. Elite Labs is entitled to receive additional fees in advance for the final phase of the manufacturing. In addition, upon FDA approval and if requested by Ethypharm, Elite Labs will manufacture commercial batches of the product on terms to be agreed upon.

                As of September 30, 2002, Elite Labs earned revenues of $140,000 under this agreement and deferred revenues of $60,000. Total billings under this agreement were $200,000.


                Contingency

                Elite Labs is the plaintiff in a civil action brought in the Superior Court of New Jersey on November 20, 2000 against three parties to recover damages in an unspecified amount based on the alleged failure of the defendants to perform properly and complete certain pharmaceutical tests and studies for which Elite Labs paid approximately $950,000.

                The defendants brought a counterclaim of approximately $418,000 allegedly due for services rendered to Elite Labs by the defendants. Elite Labs will vigorously contest the counterclaim.

                The action and counterclaim are proceeding in pretrial discovery under a Case Management Order entered by the court. If such action or counterclaim is in favor of the defendants, the recovery, if any, is not expected to have a material effect on the Company's financial condition or results of operations. Legal counsel is unable to predict the outcome of these actions. Accordingly, no provision for liability, if any, has been provided in the accompanying consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 6   -   STOCKHOLDERS' EQUITY

                Treasury Stock Transactions

                At a special meeting of the Company's Board of Directors held on June 27, 2002, the Board authorized the Company to purchase up to 100,000 shares of its common stock in the open market no later than December 31, 2002. As of September 30, 2002, the Company had purchased 51,900 shares of common stock for total consideration of $187,022.

                Joint Venture Subscription Offering

                On October 16, 2000, Elite entered into an agreement (the "Joint Venture Agreement") with Elan International Services, Ltd. ("EIS") and Elan Corporation, plc. (together with EIS, "Elan"), under which the parties formed a joint venture, Elite Research, Ltd. ("ERL"). Under the terms of the Joint Venture Agreement, 409,165 shares of the Company common stock and 12,015 shares of a newly created Elite Labs Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock") were issued to EIS for consideration of $5,000,000 and $12,015,000, respectively. Proceeds from the sale of the Series A Preferred Stock were used to fund Elite Lab's 80.1% share of ERL.

                The Series A Preferred Stock accrues a dividend of 7% per annum, compounded annually and payable in shares of Series A Preferred Stock. Dividends accrued and compounded annually beginning on October 16, 2001. As of September 30, 2002, Elite Labs had accrued dividends of $841,050 on the Series A Preferred Stock.

                On October 17, 2000, the Company authorized 7,250,000 shares of newly created Elite Labs Series B Preferred Stock of which 4,806,000 was designated for issuance to EIS for a total consideration of $4,806,000. These shares were issuable from time to time upon demand by Elite Labs to fund Elite Lab's 80.10% portion of capital contributions to ERL and for funding of the research and development activities for ERL.

                The Series B Preferred Stock accrued a dividend of 7% per annum of the original issue price, compounded on each succeeding twelve month anniversary of the first issuance and payable solely by the issuance of additional shares of Series B Preferred Stock, at a price per share equal to the original issue price. Dividends were accrued and compounded commencing one year after issuance. As of September 30, 2002, Elite Labs had accrued dividends of $14,000 on the Series B Preferred Stock.

                During the period ended September 30, 2002, Elite Labs made capital contributions to ERL in the amount of $492,000. These contributions were financed by the proceeds from the issuance to EIS of 492,000 shares of Series B Preferred Stock of Elite Labs. These contributions were in addition to a capital contribution in the amount of $200,000 made by Elite Labs to ERL in fiscal year ended March 31, 2002.

                In additional to the issuance of shares as described above, on October 17, 2000 the Company issued EIS 100,000 warrants to purchase the Company's common stock at an exercise price of $18 per share. The warrants are exercisable at any time on or before October 17, 2005. These warrants were never exercised.

                Subject to a Termination Agreement between the Company and Elan dated September 30, 2002, the Company acquired Elan's 19.9% interest in ERL, and Elan transferred its warrants and its 12,015 shares of Elite Labs Series A Preferred Stock to a third party along with accrued dividends of 1,741 shares. Elan retained 409,165 shares of Elite common stock and 773,000 shares of Elite Labs Series B Preferred Stock (the latter of which is convertible into 52,089 shares of Elite common stock). Both of the Series A and Series B preferred stock are being converted to Elite Common stock in accordance with their terms.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

   NOTE 6   -  STOCKHOLDERS' EQUITY

                Joint Venture Subscription Offering (Continued)


                For the period of one year after the issuance of the above securities, EIS and the third party purchaser have the right to require registration under the Securities Act of 1933, as amended ("the Securities Act") of all or part of these securities. All registration expenses will be borne by the requesting party. EIS and the third party purchaser also have the right to piggyback registration if at any time the Company proposes to register shares of its common stock under the Securities Act.

                At September 30, 2002, Elite had outstanding approximately 2,056,850 options with exercise prices ranging from $2.00 to $10.00. At September 30, 2002, Elite had outstanding warrants with exercise prices ranging from $2.00 to $18.00.

   NOTE 7 -  SUBSEQUENT EVENTS


               Collaborative Agreement

               On October 20, 2002, Elite Labs entered into an agreement with Ethypharm to develop a new prescription drug product. Under the terms of the agreement, Elite Labs shall receive a one-time development fee for the first phase of feasibility study. Upon satisfactory results in the initial phase, the parties plan to enter a further development program.

               Treasury Stock Transactions

               As of October 31, 2002, the Company had purchased an additional 11,100 shares of its common stock pursuant to its stock re-purchase program for total consideration of $31,913.

               Preferred Stock Series A Conversion

               On November 6, 2002 under a transfer and assignment among the Company, Elan and a third party purchaser, all 13,756 shares of Series A Preferred Stock have been converted, according their terms, into 764,221 shares of the Company's common stock, using the $18 per share price.

               Class A Warrant Exchange Offer

               On October 23, 2002, the Company entered into a Settlement Agreement with various parties in order to end a Consent Solicitation and various litigation initiated by the Company. The Agreement provides, among other things, an agreement to commence an exchange offer (the "Exchange Offer") to which holders of the Company's Class A Warrants which expire on November 30, 2002 (the "Old Warrants") will have the opportunity to exchange those warrants for new warrants (The "New Warrants") upon payment to the Company of $0.10 per share of common stock issuable upon the exercise of the old warrants.

               The New Warrants will be exercisable for the same number of shares of common stock as the Old Warrants, will have an exercise price of $5.00 per share, will expire on November 30, 2005 and will not be transferable except pursuant to operation of law. The effect on the Company's results of operations has not yet been determined.

               The Exchange Offer must be registered under applicable federal and state securities laws and will only be made pursuant to an effective registration statement meeting applicable legal requirements.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              SIX MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO
                  THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2001

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (the "10-K") and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

         The Company has included in this Quarterly Report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business, operations and financial condition. "Forward-looking statements" consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, future expense growth, future credit exposure, EBITDA, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company's plans for future periods. In addition, the words "could", "expects", "anticipates", "objective", "plan", "may affect", "may depend", "believes", "estimates", "projects" and similar words and phrases are also intended to identify such forward-looking statements.

         Actual results could differ materially from those projected in the Company's forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for drug delivery products, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the difficulties of integrating businesses which were previously operated as stand-alone units, the creditworthiness of the Company's customers, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as "Risk Factors" in other filings by the Company's with the SEC including the Form 10-K. Such factors may also cause substantial volatility in the market price of the Company's common stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              SIX MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO
                  THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2001


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

Overview

         The Company is involved in the development of drug delivery products. It is engaged in developing over fifteen oral controlled release pharmaceutical products which are at varying stages of the development and testing process. In addition, Elite Labs has also conducted several research and development projects on behalf of several large pharmaceutical companies although these activities have generated only limited revenue for Elite Labs to date.

         The Company operates out of its manufacturing facility in Northvale, N.J. which is both Federal Drug Administration ("FDA") and Drug Enforcement Agency ("DEA") registered and will allow the Company to manufacture pharmaceutical products in batches in sizes sufficient to file for FDA approval.

         In October 2000, Elite Labs entered into a joint development and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, was initially owned 80.1% by the Company and 19.9% by Elan. ERL funded its research through capital contributions from its partners based on the partners' respective ownership percentage. ERL subcontracted research and development efforts to Elite Labs, Elan and others. The in-vivo (pilot bioavailability) was completed on the first product formulated by Elite Labs. Elite Labs had begun to develop formulation for the two additional products.

         On September 30, 2002, the Company consummated a termination agreement with Elan to acquire all of Elan's interest in ERL. As a result of the agreement, the joint venture terminated and the Company now owns 100 percent of ERL. Accordingly, ERL became a wholly owned subsidiary of the Company as of September 30, 2002.

Under the termination agreement, the Company acquired all proprietary, development and commercial rights for the worldwide markets for the products developed by ERL. In exchange for this assignment, ERL has agreed to pay Elan a royalty on certain revenues that may be realized from the once-a-day Oxycodone product only that has been developed by ERL. In the future, the Company will be solely responsible to fund product development, which it will do from internal resources or through loans or investment by third parties.

                The Company did not pay, nor did Elan receive any cash consideration under the termination agreement. Furthermore, the Company has the exclusive rights to the proprietary, development and commercial rights for the worldwide markets for two other products developed by ERL. The Company will not have to pay Elan royalties on revenues that may be realized from these products.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              SIX MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO
                  THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                   (CONTINUED)

         In November 2001, Elite Labs received approval of its application to sell an additional $1,822,929 in New Jersey Net Operating Tax Losses under the New Jersey Economic Development Agency's Technology Business Tax Certificate Program. Elite Labs expects to receive $137,818 of which $71,741 was received during the quarter ended December 31, 2001. Elite Labs expects to receive the remaining balance of $66,077 during the quarter ended December 31, 2002.

         In June 2001, the Company entered into two development contracts with a U.S. pharmaceutical company pursuant to which it agreed to develop two products in exchange for development fees, certain payments, royalties and manufacturing rights. Also, in September 2002, the Company entered into a manufacturing agreement with Ethypharm S.A. ("Ethypharm"). Under the terms of this agreement, the Company has initiated the manufacturing of a new prescription drug product for Ethypharm. The Company received an upfront manufacturing fee for the first phase of the technology transfer and billed an additional amount upon the completion of the first phase of manufacturing. The Company is entitled to receive additional fees in advance for the final phase of the manufacturing. In addition, upon FDA approval and if requested by Ethypharm, the Company will manufacture commercial batches of the product on terms to be agreed upon. During the three- and six month periods ended September 30, 2002, the Company recognized total revenues of $215,000, pursuant to these agreements. While the Company believes that these arrangements will generate significant additional revenues in future periods, payments under these arrangements are dependent on a number of factors, including the successful development and commercialization of new products, which are uncertain and over which the Company has little or no control. Accordingly, stockholders are encouraged not to place undue reliance on these arrangements in evaluating the Company's business and prospects.

         The Company plans to focus its efforts on the following areas: (i) to receive FDA approval for one or more of its fifteen oral controlled release pharmaceutical products already developed, either directly or through other companies; (ii) to commercially exploit these products either by licensure and the collection of royalties, or through the manufacture of tablets and capsules using the formulations developed by the Company, and (iii) to continue the development of new products and the expansion of its licensing agreements with other large multinational pharmaceutical companies including contract research and development projects, joint ventures and other collaborations. The Company has been issued three patents to date and has filed for two more patents. One of the patents was assigned to Celgene which has now licensed it to Novartis.

Results of Consolidated Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

         The Company's revenues for the three months ended September 30, 2002 were $297,799, a decrease of $89,364 over the comparable period of the prior year. For the three months ended September 30, 2002 and 2001, revenues consisted of product formulation fees of $82,799 and $133,713, respectively, earned in conjunction with the Company's joint venture in ERL. Revenues also consisted of research, development, and testing fees of $215,000 and $253,450, respectively, earned in conjunction with its distinct development, license, and manufacturing agreements. Elan's obligation to make payments to the Company or to ERL terminated upon the termination of the joint venture. The absence of payments from Elan may impact revenues for periods subsequent to September 30, 2002.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              SIX MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO
                  THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                   (CONTINUED)

         General and administrative expenses for the three months ended September 30, 2002 were $623,462, an increase of $448,439 or 256% from the comparable period of the prior year. The increase in general and administrative expenses was substantially due to increases in legal and consulting fees as well as $272,874 in expenses resulting from a consent solicitation and a proxy solicitation with regard to the election of the Company's directors.

         Research and development costs for the three months ended September 30, 2002 were $460,221, an increase of $140,778 or approximately 44% from the comparable period of the prior year. Research and development costs have increased primarily from the result of increased research and development wages, additional biostudies, laboratory supplies and raw materials used in the manufacturing and testing processes.

         The Company's net loss for the three months ended September 30, 2002 was $967,583 as compared to $272,173 for the comparable period of the prior year. The increase in the net loss was primarily due to the increase in research and development and administrative expenses associated with a consent solicitation and a proxy solicitation with regard to the election of the Company's directors.

Six Months Ended September 30, 2002 vs. Six Months Ended September 30, 2001

         The Company's revenues for the six months ended September 30, 2002 were $402,810, a decrease of $60,151 over the comparable period of the prior year. For the six months ended September 30, 2002 and 2001, revenues consisted of product formulation fees of $187,810 and $209,511, respectively, earned in conjunction with the Company's joint venture in ERL. Revenues also consisted of research and development, and testing fees of $215,000 and $253,450, respectively, earned in conjunction with its distinct development, license and manufacturing agreements. Elan's obligation to make payments to the Company or to ERL terminated upon the termination of the joint venture. The absence of payments from Elan may impact revenues for periods subsequent to September 30, 2002.

         General and administrative expenses for the six months ended September 30, 2002 were $847,022, an increase of $541,726, or approximately 177% from the comparable period of the prior year. The increase in general and administrative expenses was substantially due to increases in legal and consulting fees as well as $272,874 in expenses resulting from a consent solicitation and a proxy solicitation with regard to the election of the Company's directors.

         Research and development costs for the six months ended September 30, 2002, were $893,481, an increase of $263,415 or approximately 42% from the comparable period of the prior year. Research and development costs have increased primarily from the result of increased research and development wages, additional biostudies, laboratory supplies and raw materials used in the manufacturing and testing processes.

         The Company's net loss for six months ended September 30, 2002 was $1,734,559 as compared to $719,155 for the comparable period of the prior year. The increase in the net loss was primarily due to the increase in research and development and administrative expenses associated with a consent solicitation and a proxy solicitation with regard to the election of the Company's directors.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              SIX MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO
                  THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                   (CONTINUED)
Material Changes in Financial Condition

         The Company's working capital (total current assets less total current liabilities), which was $7,054,961 as of March 31, 2002, decreased to $5,371,163 as of September 30, 2002. The decrease in working capital is primarily due to the Company's net loss from operations partially offset by the receipt of $65,843 from the issuance of common stock and warrants in connection with the exercise of certain of the Company's Class A Warrants, and certain placement agent warrants issued in connection with the Company's 1997 private placement.

         The Company experienced negative cash flow from operations of $849,048 for the six months ended September 30, 2002, primarily due to the Company's net loss from operations of $1,734,559.

Liquidity and Capital Resources


         To date, the Company's operations have not generated sufficient cash flow to satisfy the Company's capital needs. The Company has financed its operations primarily through the private sale of its equity and debt securities. The Company had working capital [current assets less current liabilities] of $5.4 million at September 30, 2002 compared with $7.1 million at September 30, 2001. Cash and cash equivalents at September 30, 2002 were $5.7 million, a decrease of $1.2 million from the $6.9 million reported at September 30, 2001.

         Net cash used in operating activities was $849,000 during the six months ended September 30, 2002, compared to $600,000 for the six months ended September 30, 2001. Net cash used in operating activities during the six months ended September 30, 2002 resulted primarily from the Company's net loss of $1.7 million, offset in part by a reduction in accounts receivable, and certain non-cash expenses. Net cash used in operating activities during the six months ended September 30, 2001 resulted primarily from a net loss of $719,000 and lower accounts payable, offset in part by certain non-cash expenses.

         Investing activities utilized net cash of $63,000 during the six months ended September 30, 2002 and provided net cash of $104,000 during the six months ended September 30, 2002. Net cash used in investing activities during the six months ended September 30, 2002 resulted primarily from the acquisition of property and equipment to support the Company's growth, offset in part by an increase in restricted cash and the maturity of short-term investments. Net cash provided by investing activities during the six months ended September 30, 2001 resulted primarily from an increase in restricted cash, partially offset by the acquisition of property and equipment.

         Financing activities utilized net cash of $289,000 during the six months ended September 30, 2002 and provided net cash of $1.1 million during the six months ended September 30, 2001. Net cash used in financing activities during the six months ended September 30, 2002 resulted primarily from the repurchase of treasury stock and the repayment of indebtedness, offset in part by the sale of common stock and warrants. Net cash provided by financing activities during the six months ended September 30, 2001 resulted primarily from the sale of common stock and warrants, offset in part by the repayment of indebtedness.

         The Company's capital expenditures aggregated $327,000 and $52,000 for the six-month periods ended September 30, 2002 and 2001, respectively. Such expenditures consisted primarily of the acquisition of property and equipment necessary to support the Company's existing operations and expected growth. The Company anticipates that its capital expenditures will be approximately $550,000 for all of fiscal 2002, substantially all of which will relate to the acquisition of property and equipment to support the Company's operations.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              SIX MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO
                  THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                   (CONTINUED)


         As described in Note 3 to the Company's consolidated financial statements, the Company has outstanding $2,635,000 in aggregate amount of bonds. The bonds bear interest at a rate of 7.75% per annum and are due on various dates between 2005 and thereafter. The bonds are secured by a first lien on the Company's facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the refinancing of the land and building the Company currently owns, for the purchase of certain manufacturing equipment and related building improvements and the maintenance of a $300,000 debt service reserve. All of the restricted cash, other than the debt service reserve, are expected to be expended within twelve months and are therefore categorized as current assets on the Company's consolidated balance sheet as of September 30, 2002. Pursuant to terms of the bond indenture agreement pursuant to which the bonds were issued, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of September 30, 2002, the Company was in compliance with the covenants contained in the bond indenture agreement.

         The Company believes that its cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company has no investments in marketable securities as of September 30, 2002 or assets and liabilities which are denominated in a currency other than U.S. dollars or involve commodity price risks.

ITEM 4.           CONTROLS AND PROCEDURES

                  Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  On August 5, 2002, Harris Freedman, Sharon Will, Michael H. Freedman and certain of their respective affiliates (the "Freedman Group") commenced a consent solicitation (the "Consent Solicitation") to solicit consents in favor of the removal of Harmon Aronson, Donald S. Pearson and Eric L. Sichel as directors of the Company and in favor of the election of Harris Freedman, Sharon Will and Michael H. Freedman as directors. The Company opposed the Consent Solicitation as not being in the Company's best interests. The Consent Solicitation ended on October 4, 2002 with the Freedman Group failing to obtain the approval of the Company's stockholders who held a majority of the Company's common stock. In a consent solicitation, unless the consents received by the participants in the solicitation are actually submitted to an inspector for tabulation, it is not possible to know the actual number of stockholders who consented. In the Consent Solicitation, the Freedman Group did not submit the written consents that it received to the firm retained by the Company to tabulate the consents received. Thus, the Company does not know how many consents were obtained by the Freedman Group. The Freedman Group publicly acknowledged that it did not obtain consents from stockholders holding a majority of the Company's outstanding stock.

                  Following the Consent Solicitation, the Freedman Group filed a preliminary proxy statement with the Securities and Exchange Commission and expressed an intention to solicit proxies in favor of its nominees for director and to contest the election of directors at the Company's annual meeting of stockholders. The Freedman Group terminated its proxy solicitation on October 23, 2002 pursuant to the terms of a settlement agreement among the Company and the members of the Freedman Group (the "Settlement Agreement").

                  On August 27, 2002 in connection with the Consent Solicitation, the Company commenced an action in the United States District Court for the District of New Jersey (the "Action") against (i) the individual members of the Freedman Group, (ii) additional individuals whose identities, we contended, the Freedman Group was required to disclose but who were not listed in any of the Freedman Group's SEC filings and
                  (iii) other unnamed defendants who were acting in concert with the disclosed and undisclosed members of the Freedman Group (collectively, the "Defendants"). The complaint sought injunctive relief against the Defendants on the basis that the Defendants violated the federal securities laws and the rules promulgated by the SEC there under by, among other things, filing a Schedule 13D more than ten days after the Defendants formed a "group" for purposes of Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), by failing to disclose all persons acting in concert with the Freedman Group and by acquiring additional shares of our stock during a period that is prohibited by the Act.

                  The Company also alleged that the Defendants violated Section 14(a) of the Exchange Act by filing a false and misleading proxy solicitation which failed to identify all the participants of the Freedman Group's consent solicitation. The complaint also alleged that the Defendants violated the SEC's proxy rules in conducting their consent solicitation by representing to the Company's stockholders the outcome of the consent solicitation process. The Company contended that the Freedman Group violated these stockholder-protection provisions of the federal securities laws in order to advance its efforts to take control of the Company.

                  On August 27, 2002, the Company applied to the Court for a temporary restraining order barring Defendants from any further contacts with the Company's stockholders, barring Defendants from any further violation of the federal securities laws, and compelling corrective disclosures to remedy the Section 13(d) and Section 14(a) violations. On September 6, 2002, the Court denied the Company's application for a temporary restraining order and granted the Company's motion for expedited discovery. On October 1, 2002, the Court denied the Company's request for a preliminary restraining order. The Action was dismissed with prejudice by the Company on October 24, 2002 pursuant to the terms of the Settlement Agreement.

                  The Settlement Agreement provides that:

(i) the Freedman Group agreed to terminate its proxy solicitation immediately and to support the election of the seven nominees for director recommended by the Company's Board of Directors for election at the Company's annual meeting of stockholders scheduled for December 12, 2002.

(ii) the Company agreed to commence an exchange offer pursuant to which holders of the Company's Class A Warrants which expire on November 30, 2002 (the "Old Warrants") will have the opportunity to exchange those warrants for new warrants (the "New Warrants") upon payment to the Company of $0.10 per share of common stock issuable upon the exercise of the Old Warrants. The New Warrants will (a) be exercisable for the same number of shares of common stock as the Old Warrants, (b) have an exercise price of $5.00 per share (subject to adjustment in certain circumstances),  (c) expire on November 30, 2005, and
                         (d) except as set forth herein will have substantially all of the same other terms and conditions as the Old
                         Warrants.   The  Exchange  Offer  will  be  made  to
                         eligible warrant holders irrespective of whether the Old Warrants have expired by their terms when the Exchange Offer is consummated. The New Warrants will not be transferable except pursuant to operation of law. The Exchange Offer must be registered under applicable federal and state securities laws and will only be made pursuant to an effective registration statement meeting applicable legal requirements.

(iii) The Company agreed not to withdraw the nomination for directors for election at the Annual Meeting of Richard
                         A. Brown, John A. Moore or John P. de Neufville unless any of such nominees dies, resigns or refuses to stand for election.

(iv) The Company and the Freedman Group exchanged releases regarding the Consent Solicitation, the Action and other matters related thereto.

                         The Company estimates that the cost of fulfilling its obligations pursuant to the Settlement Agreement will be approximately $100,000. In connection with the Company's opposition to the Consent Solicitation and the preparation of the Company's preliminary proxy statement to oppose the Freedman Group's proxy solicitation, the Company incurred approximately $272,000 in expenses associated with advertising, printing, fees of attorneys, financial advisors, proxy solicitors, accountants, public relations, transportation, litigation and related expenses and filing fees. All of these expenses were borne by the Company. Such costs do not include the amount represented by salaries and wages of regular employees and officers.

                         Because this section is a summary, it does not describe every aspect of the Settlement Agreement. This summary is subject to and qualified in its entirety by reference to all of the provisions of the Settlement Agreement which is attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 1, 2002.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
                         Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                         Not applicable


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                         See Item 1 of Part II-Legal Proceedings


ITEM 5.           OTHER INFORMATION
                         Not applicable


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits:

                         Exhibit 99.1 Certification by Atul M. Mehta pursuant to
                         Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                         Exhibit 99.2 Certification by Mark I. Gittelman pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)    Reports on Form 8-K.

                         On July 24, 2002 the Company announced that its Class A Warrants that expire on November 30, 2002 would not be extended.

                         On October 10, 2002, the Company announced that the consent solicitation of Harris freedman, Sharon Will and Michael H. Freedman, and their affiliates ended without sufficient consents being obtained to replace independent directors of Elite Pharmaceuticals, Inc.

                         On October 11, 2002 the Company announced that it had entered into an agreement with Elan Corporation, plc ("Elan"), to acquire all of Elan's interest in a joint venture company between the Company and Elan, Elite Research Ltd, effective September 30, 2002.

                         On November 1, 2002 the Company announced that it had entered into a Settlement Agreement with Harris Freedman, Sharon Will, Michael H. Freedman and their affiliates regarding a proxy solicitation, a lawsuit brought by the Company and related matters.

                          CERTIFICATION AND SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           ELITE PHARMACEUTICALS, INC.

Date:    November 12, 2002              By: /s/Atul M. Mehta
      ---------------------                ----------------------------
                                           Atul M. Mehta
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:    November 12, 2002              By: /s/Mark I. Gittelman
      ---------------------                ----------------------------
                                           Mark I. Gittelman
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)

                                  CERTIFICATION

         I, Atul M. Mehta, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Elite Pharmaceuticals, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




November 12, 2002                           /s/ Atul M. Mehta
-------------------------                  -------------------------------------
Date                                       Atul M. Mehta
                                           President and Chief Executive Officer

                                  CERTIFICATION


         I, Mark I. Gittelman, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Elite Pharmaceuticals, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002                            /s/ Mark I. Gittelman
-------------------------                  -------------------------------------
Date                                       Mark I. Gittelman
                                           Chief Financial Officer and Treasurer