Form 10-Q
period 2002-12-31
ELITE PHARMACEUTICALS INC /DE/
filed 2003-02-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 31, 2002
                                ------------------------------------------------


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

                                                                  Yes [ ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange Act).

                                                                  Yes [ ] No [x]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of January 31, 2003: 10,544,426.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES



                                      INDEX

                                                                                     Page No.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of December 31, 2002 (unaudited) and
           March 31, 2002                                                             1 - 2

           Consolidated Statements of Operations for the three and nine months
           ended December 31, 2002 and December 31, 2001 (unaudited)                    3

           Consolidated Statements of Changes in Stockholders' Equity for the
           nine months ended December 31, 2002 and December 31, 2001 (unaudited)        4

           Consolidated Statements of Cash Flows for the nine months
           ended December 31, 2002 and December 31, 2001 (unaudited)                    5

           Notes to Form 10-Q                                                         6 - 13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             14 - 19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                                            20

ITEM 4.  CONTROLS AND PROCEDURES                                                        20

PART II  OTHER INFORMATION                                                           20 - 22

           Item 1 Legal Proceedings
           Item 2 Changes in Securities and Use of Proceeds
           Item 3 Defaults Upon Senior Securities
           Item 4 Submission of Matters to a Vote of Security-Holders
           Item 5 Other Information
           Item 6 Exhibits and Reports on Form 8-K

SIGNATURES                                                                           23 - 27

EXHIBITS


                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  December 31,          March 31,
                                                                      2002                 2002
                                                                ------------------   -----------------
                                                                    (Unaudited)           (Audited)

CURRENT ASSETS:
       Cash and cash equivalents                                $       4,498,510    $      6,852,434
       Short-term investments                                                 ---             100,000
       Accounts receivable                                                    ---              39,988
       Restricted cash                                                    115,848             213,664
       Due from Joint Venture                                                 ---             525,259
       Prepaid expenses and other current assets                           51,323             106,082
                                                                ------------------   -----------------

           Total current assets                                         4,665,681           7,837,427
                                                                ------------------   -----------------

PROPERTY AND EQUIPMENT, net of accumulated
       depreciation and amortization                                    4,338,826           3,865,771
                                                                ------------------   -----------------


INTANGIBLE ASSETS - net of accumulated amortization                        75,432              54,669
                                                                ------------------   -----------------


OTHER ASSETS:
       Deposit on Equipment                                                   ---             123,396
       Investment in Joint Venture                                            ---              63,381
       Amount receivable from sale of state tax losses                        ---              66,077
       Restricted cash - Debt Service Reserve                             300,000             300,000
       Restricted cash - Note payable                                     250,000             250,000
       EDA bond offering costs, net of accumulated amortization
           of  $43,751 and $34,076, respectively                          154,102             163,777
                                                                ------------------   -----------------

           Total other assets                                             704,102             966,631
                                                                ------------------   -----------------

           Total assets                                         $       9,784,041    $     12,724,498
                                                                ==================   =================

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         December 31,            March 31,
                                                                             2002                   2002
                                                                       ------------------     -----------------
                                                                          (Unaudited)              (Audited)
CURRENT LIABILITIES:
       Current portion - Note payable                                  $          75,000      $         75,000
       Current portion of EDA bonds                                              140,000               130,000
       Accounts payable and accrued expenses                                     112,093               141,712
       Due to Joint Venture                                                          ---               435,754
                                                                       ------------------     -----------------
           Total current liabilities                                             327,093               782,466
                                                                       ------------------     -----------------

LONG TERM LIABILITIES:
       Dividends payable - Preferred Series A                                        ---               853,148
       Note payable - net of current portion                                     243,750               300,000
       EDA bonds - net of current portion                                      2,495,000             2,635,000
                                                                       ------------------     -----------------
           Total long-term liabilities                                         2,738,750             3,788,148
                                                                       ------------------     -----------------
           Total liabilities                                                   3,065,843             4,570,614
                                                                       ------------------     -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock at liquidating value of $1,000 per share -
           $1.00 par value; 20,000 shares authorized; Series A
           convertible exchangeable preferred stock; 12,015 issued
           and outstanding at March 31, 2002                                         ---            12,015,000
       Preferred stock - $1.00 par value; 7,250,000 shares authorized;
           Series B convertible preferred stock; 4,806,000 shares
           designated, 200,000 shares issued and outstanding
           at March 31, 2002                                                         ---               200,000
       Common stock - $.01 par value;
           Authorized - 25,000,000 shares
           Issued and outstanding - 10,544,426 and 9,710,840 shares,
           Respectively                                                          105,444                97,108
       Additional paid-in capital                                             34,298,282            19,469,464

       Accumulated deficit                                                   (27,415,673)          (23,627,688)
                                                                       ------------------     -----------------
                                                                               6,988,053             8,153,884
       Cost of 82,600 shares of common stock held by the Company at
           December 31, 2002                                                    (269,855)                  ---
                                                                       ------------------     -----------------
           Total stockholders' equity                                          6,718,198             8,153,884
                                                                       ------------------     -----------------

           Total liabilities and stockholder's equity                  $       9,784,041      $     12,724,498
                                                                       ==================     =================



         The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           DECEMBER 31,                       DECEMBER 31,
                                                          -------------                      -------------
                                                       2002             2001             2002            2001
                                                  --------------   -------------    --------------   --------------
                                                   (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
REVENUES:
       Research and Development                   $     150,000    $    228,000     $     365,000    $     478,000
       Product Formulation Revenues                         ---         245,597           187,810          455,108
       Testing Fees                                       2,500             ---             2,500            3,450
                                                  --------------   -------------    --------------   --------------
             Total revenues                             152,500         473,597           555,310          936,558
                                                  --------------   -------------    --------------   --------------
OPERATING EXPENSES:
       Research and development                         567,864         431,239         1,461,345        1,061,305
       General and administrative                       450,024         214,456         1,297,046          519,752
       Depreciation and amortization                     78,210          70,848           234,630          212,544
                                                  --------------   -------------    --------------   --------------
                                                      1,096,098         716,543         2,993,021        1,793,601
                                                  --------------   -------------    --------------   --------------

LOSS FROM OPERATIONS                                   (943,598)       (242,946)       (2,437,711)        (857,043)
                                                  --------------   -------------    --------------   --------------

OTHER INCOME (EXPENSES):
       Interest income                                   18,616          39,867            81,334          215,902
       Interest expense                                 (55,896)        (53,572)         (172,281)        (164,591)
       Equity in loss of Joint Venture                      ---        (221,202)         (186,379)        (389,021)
       Charge relating to exchange of warrants         (242,338)            ---          (242,338)             ---
                                                  --------------   -------------    --------------   --------------
                                                       (279,618)       (234,907)         (519,664)        (337,710)
                                                  --------------   -------------    --------------   --------------

LOSS BEFORE (BENEFIT FROM) INCOME TAXES              (1,223,216)       (477,853)       (2,957,375)      (1,194,753)
                                                  --------------   -------------    --------------   --------------
(BENEFIT FROM) INCOME TAXES                             (71,614)       (137,643)          (71,214)        (135,388)
                                                  --------------   -------------    --------------   --------------

NET LOSS                                          $  (1,151,602)   $   (340,210)    $  (2,886,161)   $  (1,059,365)
                                                  ==============   =============    ==============   ==============

BASIC AND DILUTED LOSS PER COMMON SHARE           $        (.11)   $       (.03)    $        (.29)   $        (.11)
                                                  ==============   =============    ==============   ==============
WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                     10,286,917       9,631,634         9,914,722        9,528,362
                                                  ==============   =============    ==============   ==============



         The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                ADDITIONAL
                        SERIES A            SERIES B                            ----------
                    PREFERRED STOCK      PREFERRED STOCK       COMMON STOCK      PAID-IN    TREASURY   ACCUMULATED    STOCKHOLDERS'
                    ---------------      ---------------       -------------     -------    --------   -----------    -------------
                   SHARES    AMOUNT     EQUITY    SHARES     SHARES    AMOUNT    CAPITAL     STOCK       DEFICIT         EQUITY
                   ------ ------------ --------- --------- ---------- -------- ----------- ---------- ------------- ----------------
BALANCE AT
  MARCH 31, 2001   12,015 $12,015,000         -  $      -   9,376,389 $ 93,764 $18,071,503 $       -  $(21,000,013) $     9,180,254

Issuance of Shares
  through exercise
  of warrants           -           -         -         -     224,429    2,244   1,116,744         -             -        1,118,988

Issuance of shares
  and warrants
  through exercise
  of placement
  agent warrants        -           -         -         -      15,522      155      57,524         -             -           57,679

Issuance of shares
  and warrants
  through exercise
  of options            -           -         -         -      20,000      200      37,939         -             -           38,139

Issuance of Series
  B convertible
  exchangeable
  Preferred Stock       -           -   200,000   200,000           -        -           -         -             -          200,000

Dividends declared
  - Preferred A         -           -         -         -           -        -           -         -      (853,148)        (853,148)

Net loss for nine
  months ended
  December 30,2001      -           -         -         -           -        -           -         -    (1,059,365)      (1,059,365)
                   ------ ------------ --------- --------- ---------- -------- ----------- ---------- ------------- ----------------
BALANCE AT
  DECEMBER 30,2001 12,015 $12,015,000   200,000  $200,000   9,636,370 $ 96,363  19,283,709 $       -   (22,912,526) $     8,682,546
                   ====== ============ ========= ========= ========== ======== =========== ========== ============= ================

BALANCE AT MARCH
  31, 2002         12,015 $12,015,000   200,000  $200,000   9,710,840 $ 97,108  19,469,464 $       -  $(23,627,688) $     8,153,884

Issuance of shares
  through exercise
  of warrants           -           -         -         -       2,606       26      13,004         -             -           13,030

Issuance of shares
  and warrants
  through exercise
  of placement
  agent warrants        -           -         -         -      14,670      147      52,666         -             -           52,813

Issuance of Series
  B convertible
  exchangeable
  Preferred Stock       -           -   559,000   559,000           -        -           -         -             -          559,000

Dividends-declared
  -Preferred B          -           -         -         -           -        -           -         -       (14,000)         (14,000)

Dividends-declared
  -Preferred A          -           -         -         -           -        -           -         -      (887,826)        (887,826)

Dividends-issued
 -Preferred A
  and B             1,741   1,740,973    14,000    14,000           -        -           -         -             -        1,754,973

Conversion of
  Series B and A
  Convertible
  exchangeable
  Preferred stock
  into common
  stock           (13,756)(13,755,973) (773,000) (773,000)    816,310    8,163  14,520,810         -             -                -

Purchase of
  Treasury Stock        -           -         -         -           -        -           -  (269,855)            -         (269,855)

Charge relating to
  exchange of
  warrants              -           -         -         -           -        -     242,338         -             -          242,338

Net loss for nine
  months ended
  December 31,2002      -           -         -         -           -        -           -         -    (2,886,161)      (2,886,161)
                   ------ ------------ --------- --------- ---------- -------- ----------- ---------- ------------- ----------------
BALANCE AT
  DECEMBER 31,2002    --- $         -          - $      -  10,544,426 $105,444 $34,298,282 $(269,855) $(27,415,673) $     6,718,198
                   ====== ============ ========= ========= ========== ======== =========== ========== ============= ================

         The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         NINE MONTHS ENDED
                                                                                            DECEMBER 30,
                                                                                            ------------
                                                                                      2002               2001
                                                                                      ----               ----
                                                                                   (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                  $     (2,886,161)  $     (1,059,365)
      Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and Amortization                                                   234,630            212,544
         Equity in loss of Joint Venture                                                 186,379            389,021
         Deferred income                                                                     ---            100,000
         Charge relating to exchange of warrants                                         242,338                ---
         Changes in assets and liabilities:
            Contract revenue receivable                                                   39,988             13,314
            Prepaid expenses and other current assets                                     54,759             31,392
            Amount receivable from Joint Venture                                         525,259           (298,378)
            Accounts payable, accrued expenses and other current liabilities             (29,619)          (116,849)
            Amount payable to Joint Venture                                                  ---                (95)
                                                                                -----------------  -----------------
NET CASH (USED IN) OPERATING ACTIVITIES                                               (1,632,427)          (728,416)
                                                                                -----------------  -----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturity of short-term investment                                                  100,000                ---
      Purchase of property and equipment                                                (570,810)           (69,763)
      Purchase of patent                                                                 (24,318)               ---
      Receivable from sale of New Jersey Tax Losses                                       66,077             80,055
      Restricted cash                                                                     97,816             70,417
                                                                                -----------------  -----------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                     (331,235)            80,709
                                                                                -----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock and warrants                                 65,843          1,214,805
      Principal bank note payments                                                       (56,250)               ---
      Principal repayments of NJEDA Bonds                                               (130,000)          (120,000)
      Purchase of Treasury Stock                                                        (269,855)               ---
                                                                                -----------------  -----------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                     (390,262)         1,094,805
                                                                                -----------------  -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (2,353,924)           447,098

CASH AND CASH EQUIVALENTS - beginning of period                                        6,852,434          7,296,702
                                                                                -----------------  -----------------
CASH AND CASH EQUIVALENTS - end of period                                       $      4,498,510   $      7,743,800
                                                                                =================  =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                    $        172,881   $        111,794
      Cash paid (received) for income taxes                                              (71,214)             2,255

SUPPLEMENTAL SCHEDULE NON-CASH TRANSACTIONS
      Issuance of Preferred Stock Series B (including stock dividend payable of
         $14,000 and subscription receivable of $67,000)                        $        573,000   $        200,000
      Conversion of Preferred Stock Series B to Common Stock                                (521)               ---
      Conversion of Preferred Stock to Additional Paid In Capital                    (14,520,810)               ---
      Reduction of Amounts Due to Joint Venture                                         (622,133)          (125,447)
      Reduction in (Addition to) Investment in Joint Venture                              63,381            (74,553)
      Dividends accrued on Preferred Stock - Series A                                    899,923            853,148
      Conversion of Series A to Common Stock                                              (7,642)               ---
      Transfer of Deposit on Equipment                                                   123,396                ---



         The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 1     -    BASIS OF PRESENTATION
                ---------------------

                The information in this Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. ("the Company") and its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite Labs"), for the three and nine months ended December 31, 2002 and 2001. On September 30, 2002, the "Company" acquired from Elan Corporation, plc and Elan International Services, Ltd. (together, "Elan") Elan's 19.9% interest in Elite Research Ltd. ("ERL), a joint venture formed between the Company and Elan where the Company's interest originally was 80.1%. Proforma results of operations are presented as part of Note 4. As of December 31, 2002, the balance sheets of all entities are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial positions, results and operations and cash flows for the periods presented have been included. The financial results for the interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.

                On December 31, 2002 the Company entered into an agreement of merger whereby ERL (a Bermuda Corporation) was merged into a new Delaware Corporation, Elite Research, Inc. ("ERI"), a wholly owned subsidiary of the Company. As a result of the merger, ERI became the owner of all of the assets and liabilities of ERL. The merger was accounted for as a tax free reorganization.

                The accounting policies utilized in the preparation of this Form 10-Q are the same as those set forth in the Company's annual report on Form 10K for the fiscal year ended March 31, 2002 and should be read in conjunction with the disclosures presented therein.

                The Company does not anticipate being profitable for fiscal year 2003, therefore a current provision for income tax was not established for the nine months ended December 31, 2002. Only the minimum corporation tax liability required for state purposes is reflected.



NOTE 2     -    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
                -----------------------------------------

                In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, (SFAS No. 148) which amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company has elected to apply the recognition provisions of SFAS No. 148 prospectively to all employee awards granted, modified or settled after April 1, 2002. The effects of applying the prospective method of transition allowed under SFAS No. 148 has not yet been determined.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

NOTE 3     -    BOND FINANCING OFFERING
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

NOTE 4     -    JOINT VENTURE ACTIVITIES
                -------------------------

                In October 2000, the Company and Elite Labs entered into a joint development and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, was initially owned 80.1% by the Company and 19.9% by Elan. ERL was to fund its research through capital contributions from its partners based on the partners' respective ownership percentage. ERL subcontracted research and development efforts to Elite Labs, Elan and others. It was anticipated that Elite Labs would provide most of the formulation and development work. Elite Labs has commenced work for three products. For the nine months ended December 31, 2002 and 2001, Elite Labs charged $187,810 and $455,108, respectively, to ERL which is reflected in product formulation revenues. For the three months ending December 31, 2002 and 2001, Elite Labs charged $0 and $245,597, respectively, to ERL which is reflected in product formulation fees.

                While the Company initially owned 80.1% of the outstanding capital stock (100% of the outstanding common stock) of ERL until September 30, 2002, Elan and its subsidiaries retained significant minority investor rights that were considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, the Company did not consolidate the financial statements of ERL until September 30, 2002 but instead accounted for its investment in ERL under the equity method of accounting until the Joint Venture was terminated, effective September 30, 2002.

                For the nine months ended December 31, 2002 and 2001, ERL recognized net losses of $232,742 and $485,669, respectively. The net losses included $187,810 and $455,108 due to Elite Labs for services rendered to ERL for the nine months ended December 31, 2002 and 2001, respectively. The Company recognized 80.1% of ERL's losses, or $186,379 and $389,021, respectively, for the nine months ended December 31, 2002 and 2001. For the three months ended December 31, 2002 and 2001, Elite's share of ERL's losses amounted to $60 and $221,202, respectively. To date, ERL has not recognized any revenue.

                In December 2000, ERL approved one product for development at its first organizational meeting. In March 2001, the management committee of ERL met to finalize its budget and business plan and to complete a preliminary formulation of the drug product. As of December 31, 2002, ERL completed in-vivo (pilot clinical trial) on the first product and began formulation and development of two additional products.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

NOTE 4     -    JOINT VENTURE ACTIVITIES (Continued)
                ------------------------

                As of December 31, 2001, the Company owed ERL $328,306, representing its 80.1% of unfunded contributions to ERL to cover ERL's expenses through December 31, 2001.

                On September 30, 2002, the Company consummated a termination agreement (the "Termination Agreement") with Elan to acquire all of Elan's interest in ERL. As a result of the Termination Agreement, the joint venture terminated and the Company now owns 100 percent of ERL's capital stock.

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

                The Company accounted for this acquisition by consolidating ERL as a wholly owned subsidiary as of September 30, 2002. As more specifically described in Note 6, EIS converted 773,000 shares of Elite Labs Series B Preferred Stock, according to their terms, into 52,089 shares of the Company's common stock. This resulted in an increase in common stock of $521 and an increase in additional paid in capital of $772,479. As a result, the Series B Preferred Stock was eliminated.

                As further disclosed in Note 6, the acquisition resulted in the conversion of 13,756 shares of Elite Labs Series A Preferred Stock into 764,221 shares of Elite Pharmaceuticals common stock in accordance with their terms. The Company accounted for this conversion by increasing common stock in the amount of $7,642 and a corresponding increase in additional paid in capital of $13,748,332. As a result, the Series A Preferred Stock was eliminated.

                As a result of the Termination Agreement, ERL became a wholly owned subsidiary of the Company as of September 30, 2002. Elan retained certain securities of Elite it had obtained in connection with the joint venture and transferred other such securities to a third-party. See Note 6.

                The following are unaudited pro-forma consolidated results of operations for the three and nine months ended December 31, 2002 and 2001, assuming the acquisition was completed on April 1, 2001.


                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                DECEMBER 31,               DECEMBER 31,
                                                                ------------               ------------
                                                             2002         2001         2002         2001
                                                             ----         ----         ----         ----
                                                          (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

                Revenue                                   $   152,500  $ 228,000   $   367,500  $   481,450

                Net (loss) available to common
                     Shareholders                         $(1,151,602) $(395,166)  $(2,932,524) $(1,156,013)

                Net (loss) available to common
                     shareholders per share -
                     basic and diluted                    $      (.11) $    (.04)  $      (.29) $      (.12)

                                       -8-

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

NOTE 4     -    JOINT VENTURE ACTIVITIES (Continued)
                ------------------------

                Unaudited pro-forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.


NOTE 5     -    COMMITMENTS AND CONTINGENCIES
                -----------------------------

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

                For the nine months ended December 31, 2002 and 2001, consulting expense under this agreement amounted to $28,800 and $3,200, respectively, and for the three months ended December 31, 2002 and 2001, consulting expense under this agreement was $9,600 and $3,200, respectively.


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


                 Percentage of
                   Referral
                     Base             From                            To
                     ----             ----                            --
                      5%           $        0                   $ 1,000,000
                      4%            1,000,000                     2,000,000
                      3%            2,000,000                     3,000,000
                      2%            3,000,000                     4,000,000
                      1%            4,000,000                     5,000,000

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 5     -    COMMITMENTS AND CONTINGENCIES (Continued)
                -----------------------------

                Collaborative Agreements
                ------------------------

                As described in the Company's annual report on Form 10-K, on June 27, 2001, Elite Labs entered into two separate and distinct development and license agreements with another pharmaceutical company ("partner"). Elite Labs will develop two drug compounds for the partner in exchange for certain payments and royalties. Elite Labs also reserves the right to manufacture the compounds. Elite Labs received $250,000 and $300,000, respectively, on these two agreements. These amounts have been earned as of March 31, 2002. Elite Labs is currently proceeding with development and formulation for both products as specified in the development agreements. During the nine months ended December 31, 2002 Elite Labs earned revenues of $85,000 for additional development and formulation for both products.

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

                As of December 31, 2002, Elite Labs billed and earned revenues of $280,000 under this agreement, in accordance with the substantive milestone method of revenue recognition. Under this method, the milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event. Accordingly, the non-refundable milestone payments are recognized in full when the milestone is achieved.


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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

NOTE 6     -    STOCKHOLDERS' EQUITY
                ---------------------

                Treasury Stock Transactions
                ---------------------------

                At a special meeting of the Company's Board of Directors held on June 27, 2002, the Board authorized the Company to purchase up to 100,000 shares of its common stock in the open market no later than December 31, 2002. As of December 31, 2002, the Company had purchased 82,600 shares of common stock for total consideration of $269,855.

                Joint Venture Subscription Offering
                -----------------------------------

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

                ERL was initially capitalized with $15,000,000 which included the issuance of 6,000 Voting Common shares, of par value $1.00 per share and 6,000 Non-Voting convertible preferred shares, of par value $1.00 per share. All of the voting shares were held by Elite Labs, with the Non-Voting convertible preferred shares held by both Elite Labs and Elan, being split 3,612 shares and 2,388 shares, respectively.

                The Preferred shares were convertible at the option of the holders on a one-for-one basis into common shares of ERL at any time after two years from the date of issuance of the preferred stock. The Preferred shares were Non-Voting, did not bear a dividend and had a liquidation preference equal to their original issue price.

                The Series A Preferred Stock accrued a dividend of 7% per annum, compounded annually and payable in shares of Series A Preferred Stock. Dividends accrued and compounded annually beginning on October 16, 2001. As of December 31, 2002, Elite Labs had accrued dividends of $1,740,973 on the Series A Preferred Stock.

                On October 17, 2000, the Company authorized 7,250,000 shares of newly created Elite Labs Series B Preferred Stock of which 4,806,000 was designated for issuance to EIS for a total consideration of $4,806,000. These shares were issuable from time to time upon demand by Elite Labs to fund Elite Lab's 80.1% portion of capital contributions to ERL and for funding of the research and development activities for ERL.

                The Series B Preferred Stock accrued a dividend of 7% per annum of the original issue price, compounded on each succeeding twelve month anniversary of the first issuance and payable solely by the issuance of additional shares of Series B Preferred Stock, at a price per share equal to the original issue price. Dividends were accrued and compounded commencing one year after issuance. As of December 31, 2002, Elite Labs had accrued dividends of $14,000 on the Series B Preferred Stock.

                During the nine months ended December 31, 2002, Elite Labs made capital contributions to ERL in the amount of $573,000. These contributions were financed by the proceeds from the issuance to EIS of 573,000 shares of Series B Preferred Stock of Elite Labs. These contributions were in addition to a capital contribution in the amount of $200,000 made by Elite Labs to ERL in fiscal year ended March 31, 2002.

                In additional to the issuance of shares as described above, on October 17, 2000 the Company issued EIS 100,000 warrants to purchase the Company's common stock at an exercise price of $18 per share. The warrants are exercisable at any time on or before October 17, 2005.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

NOTE 6     -    STOCKHOLDERS' EQUITY
                --------------------

                Joint Venture Subscription Offering (Continued)
                -----------------------------------

                Subject to a Termination Agreement between the Company and Elan dated September 30, 2002, the Company acquired Elan's 19.9% interest in ERL, and Elan transferred its warrants and its 12,015 shares of Elite Labs Series A Preferred Stock to a third party along with accrued dividends of 1,741 shares. On November 6, 2002, under a transfer and assignment among the Company, Elan and a third party purchaser, all 13,756 shares of Series A Preferred Stock have been converted, according to their terms, into 764,221 shares of the Company's common stock using the $18 per share price. Elan retained 409,165 shares of Elite common stock and 773,000 shares of Elite Labs Series B Preferred Stock the latter of which was converted into 52,089 shares of Elite common stock. Both of the Series A and Series B preferred stock were converted to Elite Common stock in accordance with their terms. The warrants remain unexercised at December 31, 2002.

                For the period of one year after the issuance of the above common stock, EIS and the third party purchaser have the right to require registration under the Securities Act of 1933, as amended ("the Securities Act") of all or part of these securities. All registration expenses will be borne by the requesting party. EIS and the third party purchaser also have the right to piggyback registration if at any time the Company proposes to register shares of its common stock under the Securities Act.

                Warrants and Options
                --------------------

                At December 31, 2002, Elite had outstanding approximately 2,266,850 options with exercise prices ranging from $2.00 to $10.00. At December 31, 2002, Elite had outstanding approximately 2,561,103 warrants with exercise prices ranging from $2.00 to $18.00.

                During the quarter ended December 31, 2002, the Company issued 210,000 options to purchase common stock to an employee and to members of the Board of the Directors. The options have exercise prices of $5.00 per share and vest over three years. The options expire 10 years from the date of their issuance.

                Class A Warrant Exchange Offer
                ------------------------------

                On October 23, 2002, the Company entered into a Settlement Agreement with various parties in order to end a Consent Solicitation and various litigation initiated by the Company. The Agreement provided, among other things, an agreement to commence an exchange offer (the "Exchange Offer") to which holders of the Company's Class A Warrants which expired on November 30, 2002 (the "Old Warrants") will have the opportunity to exchange those warrants for new warrants (The "New Warrants") upon payment to the Company of $.10 per share of common stock issuable upon the exercise of the old warrants.

                The New Warrants will be exercisable for the same number of shares of common stock as the Old Warrants, have an exercise price of $5.00 per share, will expire on November 30, 2005 and will not be transferable except pursuant to operation of law.

                The Exchange Offer must be registered under applicable federal and state securities laws and will only be made pursuant to an effective registration statement meeting applicable legal requirements. A registration statement was filed with the Securities and Exchange Commission on December 6, 2002, with respect to the Exchange Offer, but has not yet been declared effective by the SEC.

                During the quarter ending December 31, 2002, the Company has taken a charge of $242,338 relating to the exchange offer, which represents the fair value of the new warrants, net of anticipated proceeds, assuming all Class A Warrants will be exchanged.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 7     -    SUBSEQUENT EVENTS
                ------------------

                Treasury Stock Transactions
                ---------------------------

                As of January 31, 2003, the Company had purchased an additional 17,400 shares of its common stock pursuant to its stock re-purchase program for total consideration of $36,986.

                Change of Stock Designations
                ----------------------------

                On January 28, 2003, the Board of Directors and stockholders of Elite Labs authorized an amendment to the certificate of incorporation for Elite Labs which changed the stock designations eliminating the authorization of Series A and Series B preferred stock and Class B common stock. The Board further authorized a reverse split of 20,000 to 1 reducing the number of shares of Class A voting common stock having a par value of $.01 from 20,000,000 to 1,000.

                Accordingly, this amendment's effect is to eliminate Class B common stock and Series A preferred stock and Series B preferred stock previously authorized by Elite Labs. No shares of any such class of stock are currently outstanding.

                This amendment also reduces the number of Class A common voting shares having a par value of $.01 per share issued and outstanding from Elite Labs to the Company from 20,000,000 to 200 resulting from the reverse split.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              NINE MONTH PERIOD ENDED DECEMBER 31, 2002 COMPARED TO
                  THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001

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

Critical Accounting Policies and Estimates
------------------------------------------

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

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              NINE MONTH PERIOD ENDED DECEMBER 31, 2002 COMPARED TO
                  THE NINE MONTH PERIOD ENDED DECEMBER 30, 2001

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

         During the third quarter of fiscal year 2003, the Company elected to prospectively recognize the fair value of stock options granted to employees and members of the Board of Directors, effective as of the beginning of the fiscal year. The prospective method allowed by the Financial Accounting Standards Board does not materially effect the Company's results of operations for the three-month and nine-month periods ended December 31, 2002. The fair value of stock options granted to employees and member of the Board of Directors at the end of the current quarter is expected to significantly effect the results of operations of future periods, as these awards vest.

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

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              NINE MONTH PERIOD ENDED DECEMBER 31, 2002 COMPARED TO
                  THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001

                                   (CONTINUED)

         In November 2001, Elite Labs received approval of its application to sell an additional $1,822,929 in New Jersey Net Operating Tax Losses under the New Jersey Economic Development Agency's Technology Business Tax Certificate Program. Elite Labs expects to receive $137,818 of which $71,741 was received during the quarter ended December 31, 2001. Elite Labs received the remaining balance of $66,077 during the quarter ended December 31, 2002.

         In November 2002, Elite Labs received approval of its application to sell additional $915,430 in New Jersey Net Operation Tax Losses Under the New Jersey Economic Development Agency's Technology Business Tax Certificate Program. Elite Labs received $71,674 during the quarter ended December 31, 2002.

         In June 2001, the Company entered into two development contracts with a U.S. pharmaceutical company pursuant to which it agreed to develop two products in exchange for development fees, certain payments, royalties and manufacturing rights. Also, in September 2002, the Company entered into a manufacturing agreement with Ethypharm S.A. ("Ethypharm"). Under the terms of this agreement, the Company has initiated the manufacturing of a new prescription drug product for Ethypharm. The Company received an upfront manufacturing fee for the first phase of the technology transfer and billed an additional amount upon the completion of the first phase of manufacturing. The Company is entitled to receive additional fees in advance for the final phase of the manufacturing. In addition, upon FDA approval and if requested by Ethypharm, the Company will manufacture commercial batches of the product on terms to be agreed upon. During the three- and nine month periods ended December 31, 2002, the Company recognized total revenues of $365,000, pursuant to these agreements. While the Company believes that these arrangements will generate significant additional revenues in future periods, payments under these arrangements are dependent on a number of factors, including the successful development and commercialization of new products, which are uncertain and over which the Company has little or no control. Accordingly, stockholders are encouraged not to place undue reliance on these arrangements in evaluating the Company's business and prospects.

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

Results of Consolidated Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended
  December 30, 2001

         The Company's revenues for the three months ended December 31, 2002 were $152,500, a decrease of $321,097 over the comparable period of the prior year. For the three months ended December 31, 2002 and 2001, revenues consisted of product formulation fees of $0 and $245,597, respectively, earned in conjunction with the Company's joint venture in ERL. Revenues also consisted of research, development, and testing fees of $152,500 and $228,000, respectively, earned in conjunction with its distinct development, license, and manufacturing agreements. Elan's obligation to make payments to the Company or to ERL terminated upon the termination of the joint venture. The absence of payments from Elan will impact revenues for periods subsequent to September 30, 2002.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              NINE MONTH PERIOD ENDED DECEMBER 31, 2002 COMPARED TO
                  THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001

                                   (CONTINUED)

         General and administrative expenses for the three months ended December 31, 2002 were $450,024, an increase of $235,568 or 110% from the comparable period of the prior year. The increase in general and administrative expenses was substantially due to increases in legal and consulting fees as well as $145,785 in expenses resulting from a consent solicitation and a proxy solicitation with regard to the election of the Company's directors.

         Research and development costs for the three months ended December 31, 2002 were $567,864, an increase of $136,625 or approximately 32% from the comparable period of the prior year. Research and development costs have increased primarily from the result of increased research and development wages, additional biostudies, laboratory supplies and raw materials used in the manufacturing and testing processes. The Company expects its research and development costs to increase in future periods as a result of the joint venture termination as the Company will be solely responsible to fund product development, which it will do from internal resources or through loans or investment by third parties.

         The Company's net loss for the three months ended December 31, 2002 was $1,151,602 as compared to $340,210 for the comparable period of the prior year. The increase in the net loss was primarily due to the increase in research and development, administrative expenses associated with a consent solicitation and a proxy solicitation with regard to the election of the Company's directors, and the charge of $242,338 relating to the exchange of warrants.

Nine months Ended December 31, 2002 vs. Nine months Ended December 30, 2001

         The Company's revenues for the nine months ended December 31, 2002 were $555,310, a decrease of $381,248 over the comparable period of the prior year. For the nine months ended December 31, 2002 and 2001, revenues consisted of product formulation fees of $187,810 and $455,108, respectively, earned in conjunction with the Company's joint venture in ERL. Revenues also consisted of research and development, and testing fees of $367,500 and $481,450, respectively, earned in conjunction with its distinct development, license and manufacturing agreements. Elan's obligation to make payments to the Company or to ERL terminated upon the termination of the joint venture. The absence of payments from Elan will impact revenues for periods subsequent to September 30, 2002.

         General and administrative expenses for the nine months ended December 31, 2002 were $1,297,046, an increase of $777,294, or approximately 150% from the comparable period of the prior year. The increase in general and administrative expenses was substantially due to increases in legal and consulting fees as well as $418,659 in expenses resulting from a consent solicitation and a proxy solicitation with regard to the election of the Company's directors.

         Research and development costs for the nine months ended December 31, 2002, were $1,461,345, an increase of $400,040 or approximately 38% from the comparable period of the prior year. Research and development costs have increased primarily from the result of increased research and development wages, additional biostudies, laboratory supplies and raw materials used in the manufacturing and testing processes. The Company expects its research and development costs to increase in future periods as a result of the joint venture termination as the Company will be solely responsible to fund product development, which it will do from internal resources or through loans or investment by third parties.

         The Company's net loss for the nine months ended December 31, 2002 was $2,886,161 as compared to $1,059,365 for the comparable period of the prior year. The increase in the net loss was primarily due to the increase in research and development, administrative expenses associated with a consent solicitation and a proxy solicitation with regard to the election of the Company's directors and the charge of $242,338 relating to the exchange of warrants.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              NINE MONTH PERIOD ENDED DECEMBER 31, 2002 COMPARED TO
                  THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001

                                   (CONTINUED)

Material Changes in Financial Condition

         The Company's working capital (total current assets less total current liabilities), which was $7,054,961 as of March 31, 2002, decreased to $4,338,588 as of December 31, 2002. The decrease in working capital is primarily due to the Company's net loss from operations partially offset by the receipt of $65,843 from the issuance of common stock and warrants in connection with the exercise of certain of the Company's Class A Warrants, and certain placement agent warrants issued in connection with the Company's 1997 private placement.

         The Company experienced negative cash flow from operations of $1,632,427 for the nine months ended December 31, 2002, primarily due to the Company's net loss from operations of $2,437,711.

Liquidity and Capital Resources

         To date, the Company's operations have not generated sufficient cash flow to satisfy the Company's capital needs. The Company has financed its operations primarily through the private sale of its equity and debt securities. The Company had working capital [current assets less current liabilities] of $4.3 million at December 31, 2002 compared with $7.7 million at December 31, 2001. Cash and cash equivalents at December 31, 2002 were $4.5 million, a decrease of $3.2 million from the $7.7 million reported at December 31, 2001.

         Net cash used in operating activities was $1,632,000 during the nine months ended December 31, 2002, compared to $728,000 for the nine months ended December 30, 2001. Net cash used in operating activities during the nine months ended December 31, 2002 resulted primarily from the Company's net loss of $2.9 million, offset in part by a reduction in accounts receivable, and certain non-cash expenses. Net cash used in operating activities during the nine months ended December 31, 2001 resulted primarily from a net loss of $1.1 million and lower accounts payable, offset in part by certain non-cash expenses.

         Investing activities utilized net cash of $331,000 during the nine months ended December 31, 2002 and provided net cash of $81,000 during the nine months ended December 31, 2001. Net cash used in investing activities during the nine months ended December 31, 2002 resulted primarily from the acquisition of property and equipment to support the Company's growth, offset in part by an increase in restricted cash and the maturity of short-term investments. Net cash provided by investing activities during the nine months ended December 31, 2001 resulted primarily from an increase in restricted cash, partially offset by the acquisition of property and equipment.

         Financing activities utilized net cash of $390,000 during the nine months ended December 31, 2002 and provided net cash of $1.1 million during the nine months ended December 31, 2001. Net cash used in financing activities during the nine months ended December 31, 2002 resulted primarily from the repurchase of treasury stock and the repayment of indebtedness, offset in part by the sale of common stock and warrants. Net cash provided by financing activities during the nine months ended December 31, 2001 resulted primarily from the sale of common stock and warrants, offset in part by the repayment of indebtedness.

         The Company's capital expenditures aggregated $571,000 and $70,000 for the nine-month periods ended December 31, 2002 and 2001, respectively. Such expenditures consisted primarily of the acquisition of property and equipment necessary to support the Company's existing operations and expected growth. The Company anticipates that its capital expenditures will be approximately $650,000 for all of fiscal 2002, substantially all of which will relate to the acquisition of property and equipment to support the Company's operations.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              NINE MONTH PERIOD ENDED DECEMBER 31, 2002 COMPARED TO
                  THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001

                                   (CONTINUED)


         As described in Note 3 to the Company's consolidated financial statements, the Company has outstanding $2,635,000 in aggregate amount of bonds. The bonds bear interest at a rate of 7.75% per annum and are due on various dates between 2005 and thereafter. The bonds are secured by a first lien on the Company's facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the refinancing of the land and building the Company currently owns, for the purchase of certain manufacturing equipment and related building improvements and the maintenance of a $300,000 debt service reserve. All of the restricted cash, other than the debt service reserve, is expected to be expended within twelve months and is therefore categorized as a current asset on the Company's consolidated balance sheet as of December 31, 2002. Pursuant to terms of the bond indenture agreement pursuant to which the bonds were issued, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of December 31, 2002, the Company was in compliance with the covenants contained in the bond indenture agreement.

         The Company believes that its cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company has no investments in marketable securities as of December 31, 2002 or assets and liabilities which are denominated in a currency other than U.S. dollars or involve commodity price risks.

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

                  The Company estimates that the cost of fulfilling its obligations pursuant to the Settlement Agreement will be approximately $100,000. In connection with the Company's opposition to the Consent Solicitation and the preparation of the Company's preliminary proxy statement to oppose the Freedman Group's proxy solicitation, the Company incurred approximately $336,000 in expenses associated with advertising, printing, fees of attorneys, financial advisors, proxy solicitors, accountants, public relations, transportation, litigation and related expenses and filing fees. All of these expenses were borne by the Company. Such costs do not include the amount represented by salaries and wages of regular employees and officers.

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
                         Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                         Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                         See Item 1 of Part II-Legal Proceedings

                  The Annual Meeting of Elite's stockholders was held on December 12, 2002, at which time the stockholders elected the following slate of nominees to the Board of Directors: Atul M. Mehta, Harmon Aronson, Donald S. Pearson, Eric L. Sichel, John
                  P. de Neufville, John A. Moore and Richard A. Brown. Election of the Board of Directors was the only matter submitted for stockholder vote. There were 10,494,427 shares of outstanding capital stock of Elite entitled to vote at the record date for this meeting and there were present at such meeting, in persons or by proxy, stockholders holding 9,615,136 shares of Elite's common stock, which represented 91.6% of the total capital stock outstanding and entitled to vote. There 9,615,136 shares voted on the matter of the election of directors. The result of the votes cast regarding each nominee for office was:

                  Nominee for Director      Votes For   Votes Withheld

                  Atul M. Mehta             9,563,136           52,000
                  Harmon Aronson            9,565,136           50,000
                  Donald S. Pearson         9,565,136           50,000
                  Eric L. Sichel            9,565,136           50,000
                  John P. de Neufville      9,510,236          104,900
                  John A. Moore             9,510,236          104,900
                  Richard A. Brown          9,510,236          104,900

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

                         On October 11, 2002 the Company announced that it had entered into an agreement with Elan Corporation, plc ("Elan"), to acquire all of Elan's interest in a joint venture company Elite Research Ltd, which had been formed between the Company and Elan, effective September 30, 2002.

                         On November 1, 2002 the Company announced that it had entered into a Settlement Agreement with Harris Freedman, Sharon Will, Michael H. Freedman and their affiliates regarding a proxy solicitation, a lawsuit brought by the Company and related matters.

                         On January 31, 2003 the Company announced current business developments as well as an update as to the Company's pending S-4 Registration Statement filed with the Securities and Exchange Commission in connection with its Class A warrant exchange offer.

                          CERTIFICATION AND SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ELITE PHARMACEUTICALS, INC.

Date:        2/13/2003              By: /s/ Atul M. Mehta
         -----------------          ----------------------------
                                    Atul M. Mehta
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:        2/13/2003              By: /s/ Mark I. Gittelman
         -----------------          ----------------------------
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




      2/13/2003                     /s/ Atul M. Mehta
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




      2/13/2003                     /s/ Mark I. Gittelman
-------------------------           -------------------------------------
Date                                Mark I. Gittelman
                                    Chief Financial Officer and Treasurer