Form 10-K
period 2003-03-31
ELITE PHARMACEUTICALS INC /DE/
filed 2003-07-15
CIK 1053369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   FOR THE FISCAL YEAR ENDED - MARCH 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO______

                        COMMISSION FILE NUMBER 333-45241

                           ELITE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                      22-3542636
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           165 Ludlow Avenue
         Northvale, New Jersey                                   06830

 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:          (201) 750-2646

Securities registered pursuant to          Common Stock - $.01 par value
Section 12(b) of the Act:                The Common Stock is listed on the
                                               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of September 30, 2002 was approximately $33,642,000 based upon the closing price of the registrant's common stock on the American Stock Exchange, as of the last business day of the most recently completed second fiscal quarter (September 30, 2002). (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

Registrant had 10,554,426 shares of common stock, par value $0.01 per share, outstanding as of June 30, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). N/A

                           FORWARD LOOKING STATEMENTS
                           --------------------------

This Annual Report on Form 10-K and the documents incorporated herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan", "intend", "may," "will," "expect," "believe", "could," "anticipate," "estimate," or "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

                                TABLE OF CONTENTS

                                 Form 10-K Index

                                     PART  I
                                                                            PAGE
Item 1.  Business...........................................................   2
Item 2.  Properties.........................................................  22
Item 3.  Legal Proceedings..................................................  22
Item 4.  Submission of Matters to a Vote of Security Holders................  22

                                  PART II

Item 5.  Market for the Registrant's Common Equity and
               Related Stockholder Matters..................................  23

Item 6.  Selected Financial Data............................................  26

Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  28

Item 7A. Quantitative and Qualitative Disclosures
               About Market Risk............................................  36
Item 8.  Financial Statements and Supplementary Data........................  36
Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.......................  36

                                 PART III

Item 10. Directors and Executive Officers of the Registrant.................  37
Item 11. Executive Compensation.............................................  39
Item 12. Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters...............  42
Item 13. Certain Relationships and Related Transactions.....................  44
Item 14. Controls and Procedures............................................  44

                                  PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports
               on Form 8-K..................................................  45
Signatures..................................................................  48

                                     PART I
                                     ------

ITEM 1.  BUSINESS

     Elite Pharmaceuticals, Inc. ("Elite Pharmaceuticals") was incorporated on October 1, 1997 under the laws of the State of Delaware, and our wholly-owned subsidiaries, Elite Laboratories, Inc. ("Elite Labs") and Elite Research, Inc. ("Elite Research") were incorporated on August 23, 1990 and December 20, 2002, respectively, under the laws of the State of Delaware. Elite Pharmaceuticals, Elite Labs and Elite Research are referred to herein, collectively, as "Elite", "we", "us", "our" or the "Company".

     On October 24, 1997, Elite Pharmaceuticals merged with and into our predecessor company, Prologica International, Inc. ("Prologica") an inactive publicly held corporation formed under the laws of the State of Pennsylvania. At the same time, Elite Labs merged with a wholly-owned subsidiary of Prologica. Following these mergers, Elite Pharmaceuticals survived as the parent to its wholly owned subsidiary, Elite Labs.

     On September 30, 2002, we acquired from Elan Corporation, plc and Elan International Services, Ltd. (together "Elan") Elan's 19.9% interest in Elite Research, Ltd. ("ERL"), a joint venture formed between Elite and Elan in which our initial interest was 80.1% of the outstanding capital stock (100% of the outstanding common stock). As a result of the termination of the joint venture, we owned 100% of ERL's capital stock. On December 31, 2002, ERL (a Bermuda Corporation) was merged into Elite Research, our wholly owned subsidiary.

     The address of our principal executive offices and our telephone and facsimile numbers at that address are:

     Elite Pharmaceuticals, Inc., 165 Ludlow Avenue, Northvale, New Jersey 07647; Phone No.: (201) 750-2646; Facsimile No.: (201) 750-2755.

     We file registration statements, periodic and current reports, proxy statements and other materials with the Securities and Exchange Commission. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.

BUSINESS OVERVIEW AND STRATEGY

     Elite engages primarily in researching, developing and licensing proprietary controlled release drug delivery systems and products. We are also equipped to manufacture controlled release products on a contract basis for third parties and for ourselves if, and when, our products are approved. Controlled release drug delivery of a pharmaceutical compound offers a safer and more effective means of administering drugs through releasing a drug into the bloodstream or delivering it to a certain site in the body at predetermined rates or predetermined times. The goal is to provide more effective drug therapy while reducing or eliminating many of the side effects associated with conventional drug therapy and/or to reduce the frequency of administration.

     We have concentrated on developing orally administered controlled release products. These products include drugs that cover therapeutic areas for pain, angina, hypertension and infection. The Food and Drug Administration (FDA) has not yet approved any of our products and, therefore, currently we do not market any products. Our products are at various stages of development.

     We are focusing our efforts on the following areas: (i) obtaining FDA approval for one or more of six oral controlled release pharmaceutical products already in development, either directly or through other companies; (ii) commercial exploitation of these products either by license and the collection of royalties, or through the manufacture of tablets and capsules using our developed formulations, and (iii) development of new products and the expansion of our licensing agreements with other pharmaceutical companies, including contract research and development projects, joint ventures and other collaborations.

     In an effort to reduce costs and improve focus and efficiency, we have reduced the number of products that we are actively developing from fifteen to six. The six products that continue in development were deemed by us to be the most suitable for continued development given our limited resources.

     We are also focusing on the development of both branded drug products (which require new drug applications ("NDA")) and generic drug products (which require abbreviated new drug applications ("ANDA")).

     We intend to continue to collaborate in the development of products with our current partners. We also plan to seek additional collaborations to develop more products.

     We believe that our business strategy enables us to reduce our risk by

     o having a diverse product portfolio that includes both branded and generic products in various therapeutic categories; and

     o building collaborations and establishing licensing agreements with companies with greater resources thereby allowing us to share costs of development and to improve cash-flow.

RESEARCH AND DEVELOPMENT

     During each of the last two fiscal years, we have focused on research and development activities. We spent approximately $2,013,579 in the fiscal year ended March 31, 2003 and $1,609,108 in the fiscal year ended March 31, 2002, on research and development activities.

     It is our general policy not to disclose products in our development pipeline or the status of such products until a product reaches a stage that we determine, for competitive reasons, in our discretion, to be appropriate for disclosure and because the disclosure of such information might suggest the occurrence of future matters or events that may not occur. In this instance, we believe that disclosure of the information in the following table is helpful for the description of the general nature, orientation and activity of the Company, and the disclosures are made for such purpose. No inference should be made as to the occurrence of matters or events not specifically described. We may or may not disclose such information in the future based on competitive reasons and/or contractual obligations. We believe that the information is helpful on a one-time basis for the purpose described above.

     The following table provides information concerning the controlled release products that we are developing and to which we are devoting substantial resources and attention. None of these products has been approved by the FDA and all are in development.


---- --------------------- -------------------- --------------- -------------- ----------- ------------------
           PRODUCT          BRANDED PRODUCT(a)       APPROX.        APPROX.         NDA/      INDICATION
                                                  BRAND SALES       GROWTH         ANDA
                                                     $MM(b)         (%)(c)
---- --------------------- -------------------- --------------- -------------- ----------- ------------------
  1  Oxycodone CR             OxyContin(R)             $1,300+          20%         NDA       Pain
     Once a day               twice a day
---- --------------------- -------------------- --------------- -------------- ----------- ------------------
  2  Abuse Resistance         N/A                          N/A          N/A         NDA       Pain
     Product for use with
     Oxycodone (or other
     opioids)
---- --------------------- -------------------- --------------- -------------- ----------- ------------------
  3  Diltiazem                Cardizem CD(R)             $150+         -40%        ANDA       Cardiovascular
     Once a day
---- --------------------- -------------------- --------------- -------------- ----------- ------------------
  4  Chrono Diltiazem         N/A                          N/A          N/A         NDA       Cardiovascular
     Once a day
---- --------------------- -------------------- --------------- -------------- ----------- ------------------
  5  Undisclosed product      N/A                          N/A          N/A         NDA       Allergy
     with partner
     Once a day
---- --------------------- -------------------- --------------- -------------- ----------- ------------------
  6  Undisclosed              Undisclosed                $100+          10%        ANDA       Infection
     Twice a day
---- --------------------- -------------------- --------------- -------------- ----------- ------------------

(a)  The name of our competitor's branded product.

(b) Indicates the approximate amount of sales of our competitor's product and not the sales of any of our products.

(c) Indicates the approximate growth rate of sales of our competitor's product and not the growth rate of sales of any of our products.

     The following table presents information with respect to the development stage of our principal products under development. We intend to make NDA filings under Sections 505(b)(1) or 505(b)(2) of the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Drug Price Act"), which does not require certain studies that would otherwise be necessary for FDA approval. Accordingly, we anticipate that the development timetable for the products for which such NDA filings are made would be shorter and less expensive. Completion of development of products by us depends on a number of factors, however, and there can be no assurance that specific time frames will be met during the development process or that the development of any particular products will be continued.

     In the table below, preclinical testing refers to studies done before initiation of any human studies. Pilot Phase I studies for the NDA products are generally preliminary studies done in healthy human subjects to assess the tolerance/safety and pharmacokinetics of the product. Additional larger studies in humans will be required prior to submission of this product to the FDA for review. Pilot bioequivalence studies are initial studies done in humans for generic products and are used to assess the likelihood of achieving bioequivalence for generic products. Larger pivotal bioequivalence studies will be required prior to submission of the product to the FDA for review.

     ------------------------------ ---------------- ---------------------
                                       NUMBER OF
           DEVELOPMENT STAGE            PRODUCTS           NDA/ANDA
     ------------------------------ ---------------- ---------------------
              Preclinical                   1                 --
     ------------------------------ ---------------- ---------------------
          Pilot Phase I study               3                 NDA
     ------------------------------ ---------------- ---------------------
       Pilot bioequivalence study           2                ANDA
     ------------------------------ ---------------- ---------------------

MANUFACTURING AND DEVELOPMENT CONTRACTS

     On September 13, 2002 we entered into a manufacturing agreement with Ethypharm S.A. for the manufacture of a new prescription drug product. We received an upfront manufacturing fee for the first phase of the technology transfer and are entitled to receive fees in advance for each phase of the manufacturing. In addition, if and when FDA approval is obtained and if requested by Ethypharm, we will manufacture commercial batches of the product on terms to be agreed.

     In June 2001, we entered into two development contracts with a U.S. pharmaceutical company pursuant to which it agreed to develop two products in exchange for development fees, certain payments, royalties and manufacturing rights. In June 2003 a pre-IND meeting was held with the FDA to discuss the product development plan. Development continues as planned under this agreement.

COLLABORATIONS

     In October 2000, we entered into a joint development and operating agreement with Elan to develop products using drug delivery technologies and expertise of both companies. This joint venture, ERL, was initially owned 80.1% by us and 19.9% by Elan. ERL funded its research through capital contributions from its partners based on the partners' respective ownership percentage. ERL subcontracted research and development efforts to us, Elan and others. The in-vivo (pilot bioavailability) was completed on the first product formulated by us. Development on formulation for two additional products has begun. Both of these products are in the early stages of development.

     On September 30, 2002, we entered into an agreement with Elan to terminate the joint venture (the "Termination Agreement"). Pursuant to the Termination Agreement, we terminated the joint venture and acquired from Elan its entire interest in ERL. As a result of the Termination Agreement, the joint venture terminated and we owned 100 percent of ERL's capital stock. On December 31, 2002, ERL was merged into a new Delaware corporation, Elite Research, our wholly owned subsidiary.

     Under the Termination Agreement, we acquired all proprietary, development and commercial rights for the worldwide markets for the products developed by the joint venture. In exchange for this assignment, we agreed to pay Elan a royalty on certain revenues that may be realized in the future from the once-a-day Oxycodone product that was in development by the joint venture, if and when FDA approval is obtained. In the future, we will be solely responsible for funding product development, which funding we anticipate will be derived from internal resources or through loans or investment by third parties. The joint venture had completed the initial Phase I study for its first product, the once-a-day Oxycodone formulation. The study compared the once a day formulation against the twice-daily reference product that is currently marketed. Currently there is no once-a-day formulation for this compound. The product is proceeding to the next stage of development.

     The joint venture had also performed work on a second, related product in the central nervous system therapeutic area. Initial formulation work on a third product combining Oxycodone with a narcotic antagonist has been performed. We have the exclusive rights to the proprietary, development and commercial exploitation for the worldwide markets for these two products developed by ERL. We will not have to pay Elan royalties on revenues that may be realized from these products.

     Under the joint venture, Elan had received 409,165 shares of our common stock; warrants exercisable at $18.00 per share for 100,000 shares of our common stock; and Series A and Series B preferred stock of Elite Labs, which were convertible into 764,221 shares and 52,089 shares, respectively, of our common stock. Under the Termination Agreement, Elan and its transferees retained the securities, and the shares of Series A and Series B preferred stock were converted into our common stock under the preexisting terms for conversion. We did not pay, nor did Elan receive, any cash consideration under the Termination Agreement.

PROPRIETARY RIGHTS

PATENTS

     We presently own two United States patents for controlled-release formulations of nifedipine and methods for preparing them (U.S. Patents Nos. 5,871,776 and 5,902,632). A third U.S. patent arising from work done at Elite, U.S. Patent No. 5,837,284 for pulsed-released delivery systems for methylphenidate, the compound sold under the Ritalin(C)brand, was assigned to Celgene Corporation and was subsequently licensed by Celgene Corporation to Novartis. We received a development fee from Celgene in connection with this patent and obtained a license under this patent for applications other than methylphenidate and continue to develop other applications based on this technology.

     In addition five U.S. and six foreign patent applications have been filed relating to three different control release pharmaceutical products on which we are working. Included among these patent applications are applications for U.S. patents relating to formulations designed for chrono delivery and formulations for delayed and sustained release of drugs. In addition, an application for a U.S. patent for a narcotic antagonist product that we are developing to be used with Oxycodone and other narcotics to minimize the abuse potential for the narcotics was filed. All of these patent applications are currently pending. We intend to apply for patents for other products in the future; however, there can be no assurance that these or any future patents will be granted.

     All of the currently pending patent applications were filed in the name of the inventor, our former President and Chief Executive Officer, Atul M. Mehta. Dr. Mehta was also the inventor on the applications that issued as U.S. Patents Nos. 5,871,776 and 5,902,632, and assigned those patents to us after they issued. However, Dr. Mehta has not similarly executed assignments to us of the currently pending patent applications, nor has Dr. Mehta executed an agreement to assign inventions made while he was working for us, for which patent applications have not yet been filed. Our oxycodone once a day formulation would be included in such an invention assignment. We have requested that Dr. Mehta deliver those assignments to us, and intend to consider all available legal alternatives in obtaining those assignments if Dr. Mehta refuses to provide them voluntarily.

     In addition, Dr. Mehta's employment agreement contains a provision to the effect that if he terminates his employment because of, among other reasons, substantial interference with the discharge of his responsibilities or Elite's purported change of his duties and responsibilities without Dr. Mehta's consent, he would have non-exclusive inventorship rights and copyrights in all inventions, including compounds, formulations, processes and work product, that were developed by Elite in the 12 months prior to the termination of employment, through Dr. Mehta's efforts. Dr. Mehta claims that he terminated his employment with Elite because of substantial interference with the discharge of his responsibilities and Elite's purported change of his duties and responsibilities without Dr. Mehta's consent.

     We maintain that Dr. Mehta does not own any of our intellectual property. We also intend to oppose vigorously any effort by Dr. Mehta to enforce the provision in his employment agreement that provides for non-exclusive inventorship rights to Dr. Mehta. In the event that we are forced to take legal action against Dr. Mehta to have the patent applications and other intellectual property formally assigned to us, there is no assurance that we will be successful in such action. With respect to our oxycodone once a day formulation, another one of our former employees has also been requested to sign and deliver to us an invention assignment agreement in order to confirm that he has no ownership interest in it and that we own whatever intellectual property was created by that employee during the term of his employment. As with Dr. Mehta, in the event that we are forced to take legal action against the employee to have the assignment executed, there is no assurance that we will be successful in such action. If we are not successful in our claims regarding Dr. Mehta and the intellectual property, it would have a material adverse effect on our business and our results of operations.

     Subsequent to Dr. Mehta's departure, we retained a consultant to review and evaluate all of our technology and proprietary rights and to analyze the manner and extent to which such technology and rights comport with our current strategy and planning. This analysis will include a review and evaluation of rights to which Dr. Mehta asserts a claim.

     Prior to the enactment in the United States of new laws adopting certain changes mandated by the General Agreement on Tariffs and Trade (GATT), the exclusive rights afforded by a U.S. Patent were for a period of 17 years measured from the date of grant. Under these new laws, the term of any U.S. Patent granted on an application filed subsequent to June 8, 1995, terminates 20 years from the date on which the patent application was filed in the United States or the first priority date, whichever occurs first. Future patents granted on an application filed before June 8, 1995, will have a term that terminates 20 years from such date, or 17 years from the date of grant, whichever date is later.

     Under the Drug Price Act, a U.S. Product patent or use patent may be extended for up to five years under certain circumstances to compensate the patent holder for the time required for FDA regulatory review of the product. The benefits of this act are available only to the first approved use of the active ingredient in the drug product and may be applied only to one patent per drug product. There can be no assurance that we will be able to take advantage of this law.

     Also, different countries have different procedures for obtaining patents, and patents issued by different countries provide different degrees of protection against the use of a patented invention by others. There can be no assurance, therefore, that the issuance to us in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention, or that any judicial interpretation of the validity, enforceability, or scope of the claims in a patent issued in one country will be similar to the judicial interpretation given to a corresponding patent issued in another country. Furthermore, even if our patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with us using the resulting alternative technology.

     We also rely upon unpatented proprietary and trade secret technology that we seek to protect, in part, by confidentiality agreements with our collaborative partners, employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. There can be no assurance that these agreements provide meaningful protection or that they will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets, proprietary know-how, and technological advances will not otherwise become known to others. In addition, there can be no assurance that, despite precautions taken by us, others have not and will not obtain access to our proprietary technology.

     TRADEMARKS

     We have received Notices of Allowance from the U.S. Patent and Trademark Office granting trademark protection for the following trademarks: Albulite CR, Nifelite CR, Diltilite CD, Ketolite CR, Verelite CR and Glucolite CR.

GOVERNMENT REGULATION AND APPROVAL

     The design, development and marketing of pharmaceutical compounds, on which our success depends, are intensely regulated by governmental regulatory agencies, including the FDA. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, injunction actions and criminal prosecution based on products or manufacturing practices that violate statutory requirements. In addition, administrative remedies can involve voluntary withdrawal of products, as well as the refusal of the FDA to approve ANDAs and NDAs. The FDA also has the authority to withdraw approval of drugs in accordance with statutory due process procedures.

     Before a drug may be marketed, it must be approved by the FDA. The FDA approval procedure for an ANDA relies on bioequivalency tests which compare the applicant's drug with an already approved reference drug, rather than with clinical studies. Because we concentrated, during our first few years of business operations, on developing products which are intended to be bioequivalent to existing controlled-release formulations, we expect that such drug products will require ANDA filings and not clinical efficacy and safety studies, which are generally more expensive and time-consuming.

     The FDA approval procedure for an NDA is generally a two-step process. During the Initial Product Development stage, an investigational new drug application ("IND") for each product is filed with the FDA. A 30-day waiting period after the filing of each IND is required by the FDA prior to the commencement of initial clinical testing. If the FDA does not comment on or question the IND within such 30-day period, initial clinical studies may begin. If, however, the FDA has comments or questions, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In some instances this process could result in substantial delay and expense. These initial clinical studies generally constitute Phase I of the NDA process and are conducted to demonstrate the product tolerance/safety and pharmacokinetic in healthy subjects.

     After Phase I testing, extensive efficacy and safety studies in patients must be conducted. After completion of the required clinical testing, an NDA is filed, and its approval, which is required for marketing in the United States, involves an extensive review process by the FDA. The NDA itself is a complicated and detailed application and must include the results of extensive clinical and other testing, the cost of which is substantial. However, the NDA filings contemplated by us on already marketed drugs would be made under Sections 505
(b)(1) or 505 (b)(2) of the Drug Price Act, which do not require certain studies that would otherwise be necessary; accordingly, the development timetable would be shorter. While the FDA is required to review applications within a certain timeframe in the review process, the FDA frequently requests that additional information be submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is actually approved, there can be no assurance that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of our developed products are also subject to FDA regulation. It is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product.

     Whether or not FDA approval has been obtained, approval of the product by comparable regulatory authorities in any foreign country must be obtained prior to the commencement of marketing of the product in that country. All marketing in territories other than the United States will be conducted through other pharmaceutical companies based in those countries. The approval procedure varies from country to country, can involve additional testing, and the time required may differ from that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. After such approvals are obtained, further delays may be encountered before the products become commercially available.

     All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must be operated in conformity with Good Manufacturing Practice ("GMP") regulations issued by the FDA. In the event the Company engages in manufacturing on a commercial basis for distribution of products, it will be required to operate its facilities in accordance with GMP regulations. If we hire another company to perform contract manufacturing for us, we must ensure that our contractor's facilities conform to GMP regulations.

     Under the Generic Drug Enforcement Act, ANDA applicants (including officers, directors and employees) who are convicted of a crime involving dishonest or fraudulent activity (even outside the FDA regulatory context) are subject to debarment. Debarment is disqualification from submitting or participating in the submission of future ANDAs for a period of years or permanently. The Generic Drug Enforcement Act also authorizes the FDA to refuse to accept ANDAs from any company which employs or uses the services of a debarred individual. We do not believe that we receive any services from any debarred person.

     We are also subject to federal, state, and local laws of general applicability, such as laws relating to working conditions. We are also licensed by, registered with, and subject to periodic inspection and regulation by the DEA and New Jersey state agencies, pursuant to federal and state legislation relating to drugs and narcotics. Certain drugs that we may develop in the future may be subject to regulations under the Controlled Substances Act and related statutes. At such time as we begin manufacturing products, we may become subject to the Prescription Drug Marketing Act, which regulates wholesale distributors of prescription drugs.

COMPLIANCE WITH ENVIRONMENTAL LAWS

     We are subject to comprehensive federal, state and local environmental laws and regulations that govern, among other things, air polluting emissions, waste water discharges, solid and hazardous waste disposal, and the remediation of contamination associated with current or past generation handling and disposal activities, including the past practices of corporations as to which we are the successor. We do not expect that compliance with such environmental laws will have a material effect on our capital expenditures, earnings or competitive position in the foreseeable future. There can be no assurance, however, that future changes in environmental laws or regulations, administrative actions or enforcement actions, or remediation obligations arising under environmental laws will not have a material adverse effect on our capital expenditures, earnings or competitive position.

COMPETITION

     We compete in two related but distinct areas: we perform contract research and development work regarding controlled-release drug technology for other pharmaceutical companies, and we seek to develop and market (either on our own or by license to other companies) proprietary controlled-release pharmaceutical products. In both areas, our competition consists of those companies which develop controlled-release drugs and alternative drug delivery systems.

     In recent years, an increasing number of pharmaceutical companies have become interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. We expect that competition in the field of drug delivery will significantly increase in the future since smaller specialized research and development companies are beginning to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of these companies have greater financial and other resources as well as more experience than we do in commercializing pharmaceutical products. Certain companies have a track record of success in developing controlled-release drugs. Significant among these are Alpharma, Inc., Andrx Corporation, Elan Corporation Plc, Biovail Corporation, Ethypharm S.A., Eurand, Impax Laboratories, Inc., K-V Pharmaceutical Company, Penwest Pharmaceuticals Company and Skyepharma Plc. Each of these companies has developed expertise in certain types of drug delivery systems, although such expertise does not carry over to developing a controlled-release version of all drugs. Such companies may develop new drug formulations and products or may improve existing drug formulations and products more efficiently than we can. In addition, almost all of our competitors have vastly greater resources than we do. While our product development capabilities and patent protection may help us to maintain our market position in the field of advanced drug delivery, there can be no assurance that others will not be able to develop such capabilities or alternative technologies outside the scope of our patents, if any, or that even if patent protection is obtained, such patents will not be successfully challenged in the future.

SOURCES AND AVAILABILITY OF RAW MATERIALS; MANUFACTURING

     We are not currently in the manufacturing phase of any product and therefore we do not require significant amounts of raw materials. We currently obtain the raw materials that we need from over twenty suppliers.

     We have acquired pharmaceutical manufacturing equipment with the intention of manufacturing products that we develop and, on a contract basis, products developed by other pharmaceutical companies. In anticipation of this manufacturing, we have registered our facilities with the FDA and the Drug Enforcement Agency (DEA).

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

     Each year we have had some customers that have accounted for a large percentage of our sales. Currently, we have two contracts with Ethypharm, S.A. and one with another U.S. pharmaceutical company that account for substantially all of our revenues. If our contracts with these customers terminate or expire, we will lose substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar revenue.

EMPLOYEES

     As of June 30, 2003, we had 17 full-time employees and two part-time employees. Both full-time and part-time employees are engaged in administration, research and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

RISK FACTORS

     In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating an investment in Elite and in analyzing our forward-looking statements.

OUR CONTINUING LOSSES ENDANGER OUR VIABILITY AS A GOING-CONCERN AND HAVE CAUSED OUR AUDITORS TO ISSUE A "GOING CONCERN" EXCEPTION IN THEIR ANNUAL AUDIT REPORT.

     We reported net losses of $4,061,422, $1,774,527 and $13,964,981 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. At March 31, 2003, we had an accumulated deficit of approximately $28.6 million, consolidated assets of approximately $8.7 million, stockholders' equity of approximately $5.4 million, and working capital of approximately $3.0 million. Our products are in the development and early deployment stage and have not generated any significant revenue to date. Our independent auditors have included a "going concern" exception in their audit report for our financial statements for the fiscal year ended March 31, 2003.

WE HAVE A RELATIVELY LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS.

     Although we have been in operation since 1990, we have a relatively short operating history and limited financial data upon which you may evaluate our business and prospects. In addition, our business model is likely to continue to evolve as we attempt to expand our product offerings and enter new markets. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that are attempting to move into new markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

     o    develop new products;

     o    obtain regulatory approval of our products;

     o    manage our growth, control expenditures and align costs with revenues;

     o    attract, retain and motivate qualified personnel; and

     o    respond to competitive developments.

If we do not effectively address the risks we face, our business model may become unworkable and we may not achieve or sustain profitability or successfully develop any products.

WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES.

     To date, we have not been profitable, and since our inception in 1990, we have not generated any significant revenues. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have sustained losses in each year since our incorporation in 1990. We incurred net losses of $4,061,422, $1,774,527 and $13,964,981 for the years ended March 31,
2003, 2002 and 2001, respectively. We expect to realize significant losses in the next year of operation. We expect to continue to incur losses until we are able to generate sufficient revenues to support our operations and offset operating costs.

OUR FOUNDER AND FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER RECENTLY RESIGNED ALL OF HIS POSITIONS WITH ELITE, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON US.

     On June 3, 2003, Dr. Atul M. Mehta, our founder and former President and Chief Executive Officer resigned from all of his positions with Elite. In the past, we have been reliant on Dr. Mehta's scientific expertise in developing our products. There can be no assurance that we will successfully replace Dr. Mehta's expertise. In addition, the loss of Dr. Mehta's services may adversely affect our relationships with our contract partners.

     On July 3, 2003, Dr. Mehta instituted litigation against us and one of our directors, John Moore, in the Superior Court of New Jersey, for, among other things, allegedly breaching his employment agreement and for defamation, and claims that he is entitled to receive his salary through June 6, 2006. His salary for that period would be approximately one million dollars.

     We believe Dr. Mehta's claims are without merit and intend to vigorously contest this action. Prior to Dr. Mehta's resignation, a majority of our Board of Directors had notified Dr. Mehta that it believed that sufficient grounds existed for the termination of his employment for "Severe cause" pursuant to his employment agreement. If we are ordered to pay Dr. Mehta, it would have a material adverse effect on our financial condition and results of operations.

     In addition, all of our patent applications were made in the name of the inventor, our former President and Chief Executive Officer, Dr. Mehta. The patents that were granted were assigned by Dr. Mehta to us. However, Dr. Mehta has not similarly executed assignments to us of the pending patent applications. Nor has Dr. Mehta executed an agreement to assign inventions made while he was working for us, including our oxycodone once a day product, for which patent applications have not yet been filed. We have requested that Dr. Mehta deliver those assignments to us, and intend to consider all available legal alternatives in obtaining those assignments if Dr. Mehta refuses to provide them voluntarily. In addition, Dr. Mehta's employment agreement contains a provision to the effect that if he terminates his employment because of, among other reasons, substantial interference with the discharge of his responsibilities or Elite's purported change of his duties and responsibilities without Dr. Mehta's consent, he would have non-exclusive inventorship rights and copyrights in all inventions, including compounds, formulations, processes and work product, that were developed by Elite in the 12 months prior to the termination of employment, through Dr. Mehta's efforts. Dr. Mehta claims that he terminated his employment with Elite because of substantial interference with the discharge of his responsibilities and Elite's purported change of his duties and responsibilities without Dr. Mehta's consent.

     We maintain that Dr. Mehta does not own any of our intellectual property. We also intend to oppose vigorously any efforts by Dr. Mehta to enforce the provision in his employment agreement that provides for non-exclusive inventorship rights to Dr. Mehta. In the event that we are forced to take legal action against Dr. Mehta to have the patent applications and other intellectual property formally assigned to us, there is no assurance that we will be successful in such action. If we are not successful in our claims regarding Dr. Mehta and the intellectual property, it would have a material adverse effect on our business and our results of operations.

WE HAVE NOT YET SUCCESSFULLY DEVELOPED A PRODUCT FOR COMMERCIAL USE, AND IF WE ARE UNABLE TO DO SO OUR BUSINESS MAY NOT CONTINUE.

     We have not yet developed a product to the stage of generating commercial sales. Our research activities are characterized by the inherent risk that the research will not yield results that will receive FDA approval or otherwise be suitable for commercial exploitation. Of the products currently under development as described in this report and on which we are devoting substantial attention, we have had three products in pilot Phase I studies, two products in bioequivalence stage and an additional product in preclinical testing. Additional studies including either pivotal bioequivalence or efficacy studies will be required before commercialization.

     Successful completion of pivotal biostudies is required for us to file abbreviated drug applications with the FDA, and successful completion of pivotal clinical trials is required for us to file new drug applications with the FDA. Abbreviated new drug applications are filed with respect to generic versions of existing FDA approved products while new drug applications are filed with respect to new products. In order for any of our products to be commercialized, FDA approval is required.

IF WE NEED ADDITIONAL FINANCING IN ORDER TO SATISFY OUR SIGNIFICANT CAPITAL REQUIREMENTS, AND ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, IT WOULD IMPAIR OUR ABILITY TO CONTINUE TO DO BUSINESS.

     We anticipate, based on our currently proposed plans and assumptions relating to our operations, that we have sufficient capital to satisfy our contemplated cash requirements for our fiscal year ending March 31, 2004. After that time, we may require additional financing. In particular, we expect to make substantial expenditures as we further develop and seek to commercialize our products. We also expect that our rate of spending will accelerate as the result of increased costs and expenses associated with seeking regulatory approval and commercialization of products now in development. We have no current arrangements with respect to additional financing other than the potential exercise of options and warrants that are currently outstanding. We have no way of knowing whether any of the options or warrants will be exercised. We do not currently have commitments for other financing, and so do not know whether additional financing would be available to us on favorable terms, or at all. Our inability to obtain additional financing when needed, would impair our ability to continue our business. If any future financing involves the sale of our securities, our then-existing stockholders' equity could be substantially diluted. On the other hand, if we incurred debt, we would be subject to risks associated with indebtedness, including the risk that interest rates might fluctuate and cash flow would be insufficient to pay principal and interest on such indebtedness. If our plans change, or our assumptions change or prove to be inaccurate, or our cash flow proves to be insufficient to fund our operations due to unanticipated expenses or problems, we would be required to seek additional financing sooner than anticipated.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND AVOID CLAIMS THAT WE INFRINGED ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, OUR ABILITY TO CONDUCT BUSINESS MAY BE IMPAIRED.

     Our success, competitive position and amount of royalty income will depend in part on our ability to obtain patent protection in various jurisdictions related to our technologies, processes and products. We intend to file patent applications seeking such protection, but we cannot be certain that these applications will result in the issuance of patents. If patents are issued, third parties may sue us to challenge such patent protection, and although we know of no reason why they should prevail, it is possible that they could. It is likewise possible that our patents may not prevent third parties from developing similar or competing products. In addition, although we are not aware of any threatened or pending actions by third parties asserting that we have infringed on their patents, and are not aware of any actions we have taken that would lead to such a claim, it is possible that we might be sued for infringement. The cost involved in bringing suits against others for infringement of our patents, or in defending any suits brought against us, can be substantial. We may not possess sufficient funds to prosecute or defend such suits. If our products were found to infringe upon patents issued to others, we would be prohibited from manufacturing or selling such products and we could be required to pay substantial damages.

     With respect to our oxycodone once a day formulation, in addition to Dr. Mehta, one of our former employees has also been requested to sign and deliver to us an invention assignment agreement in order to confirm that he has no ownership interest in it and that we own whatever intellectual property was created by that employee during the term of his employment. As with Dr. Mehta, in the event that we are forced to take legal action against the employee to have the assignment executed, there is no assurance that we will be successful in such action.

     In addition, we may be required to obtain licenses to patents, or other proprietary rights of third parties, in connection with the development and use of our products and technologies as they relate to other persons' technologies. At such time as we discover a need to obtain any such license, we will need to establish whether we will be able to obtain such a license on favorable terms. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture or distribution of our products.

     We also rely upon trade secrets and proprietary know-how. We seek to protect this know-how in part by confidentiality agreements. We consistently require our employees and potential business partners to execute confidentiality agreements prior to doing business with us. However, it is possible that an employee would disclose confidential information in violation of his or her agreement, or that our trade secrets would otherwise become known or be independently developed in such a manner that we will have no practical recourse.

     Other than with regard to our claim against Dr. Mehta and our other former employee as described in this report, at this time, we are not engaged in any litigation, nor contemplating any, with regard to a claim that someone has infringed one of our patents, revealed any of our trade secrets, or otherwise misused our confidential information.

     See also the risk under the heading "OUR FOUNDER AND FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER RECENTLY RESIGNED ALL OF HIS POSITIONS WITH ELITE, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON US".

THE PHARMACEUTICAL INDUSTRY IS SUBJECT TO EXTENSIVE FDA REGULATION AND FOREIGN REGULATION, WHICH PRESENTS NUMEROUS RISKS TO US.

     The manufacturing and marketing of pharmaceutical products in the United States and abroad are subject to stringent governmental regulation. The sale of any of our products for use in humans in the United States will require the prior approval of the FDA. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards that apply to the clinical testing, manufacture and marketing of pharmaceutical products. Obtaining FDA approval for a new therapeutic product may take several years and involve substantial expenditures. None of our products has been approved for sale or use in humans in the United States or elsewhere.

     If we or our licensees fail to obtain or maintain requisite governmental approvals or fail to obtain or maintain approvals of the scope requested, it will delay or preclude us or our licensees or marketing partners from marketing our products. It could also limit the commercial use of our products.

THE PHARMACEUTICAL INDUSTRY IS HIGHLY COMPETITIVE AND SUBJECT TO RAPID AND SIGNIFICANT TECHNOLOGICAL CHANGE, WHICH COULD IMPAIR OUR ABILITY TO IMPLEMENT OUR BUSINESS MODEL.

     The pharmaceutical industry is highly competitive, and we may be unable to compete effectively. In addition, it is undergoing rapid and significant technological change, and we expect competition to intensify as technical advances in each field are made and become more widely known. An increasing number of pharmaceutical companies have been becoming interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. We expect that competition in the field of drug delivery will increase in the future as other specialized research and development companies begin to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do. Such companies may develop new formulations and products, or may improve existing ones, more efficiently than we can. Our success, if any, will depend in part on our ability to keep pace with the changing technology in the fields in which we operate.

IF OTHER KEY PERSONNEL IN ADDITION TO DR. MEHTA WERE TO LEAVE ELITE OR IF WE ARE UNSUCCESSFUL IN ATTRACTING QUALIFIED PERSONNEL, OUR ABILITY TO DEVELOP PRODUCTS COULD BE MATERIALLY HARMED.

     Our success depends in large part on our ability to attract and retain highly qualified scientific, technical and business personnel experienced in the development, manufacture and marketing of controlled release drug delivery systems and products. Our business and financial results could be materially harmed by the inability to attract or retain qualified personnel.

WE ARE DEPENDENT ON CONTRACTS WITH A FEW MAJOR CUSTOMERS FOR SUBSTANTIALLY ALL OF OUR REVENUES, AND IF THOSE CONTRACTS TERMINATE OR EXPIRE, WE WILL BE WITHOUT THE STREAMS OF REVENUE THAT THEY REPRESENT, UNLESS WE ARE ABLE TO NEGOTIATE OTHER CONTRACTS WITH OTHER CUSTOMERS THAT GENERATE SIMILAR REVENUES.

     Each year we have had some customers that have accounted for a large percentage of our sales. Currently, we have two contracts with Ethypharm, S.A. and one with another U.S. pharmaceutical company that account for substantially all of our revenues. If our contracts with these customers terminate or expire, we will lose a substantially all of our revenues. There can be no assurance that at the time that any of our current contracts expire, other contracts will be in place generating similar revenue.

IF WE WERE SUED ON A PRODUCT LIABILITY CLAIM, AN AWARD COULD EXCEED OUR INSURANCE COVERAGE AND COST US SIGNIFICANTLY.

     The design, development and manufacture of our products involve an inherent risk of product liability claims. We have procured product liability insurance having a maximum limit of $1,000,000; however, a successful claim against us in excess of the policy limits could be very expensive to us, damaging our financial position. To the best of our knowledge, no product liability claim has been made against us as of June 30, 2003.

OUR STOCK PRICE HAS BEEN VOLATILE AND MAY FLUCTUATE IN THE FUTURE.

     There has been significant volatility in the market prices for publicly traded shares of pharmaceutical companies, including ours. In 2002, the closing price of our common stock fluctuated from a per share high of $8.10 to a low of $1.84 per share. In addition, in 2003 for the period ended March 31, 2003, the closing price of our common stock fluctuated from a per share closing price high of $2.17 to a low of $1.48. The per share price of our common stock may not remain at or exceed current levels. The market price for our common stock, and for the stock of pharmaceutical companies generally, has been highly volatile. The market price of our common stock may be affected by:

     o    Results of our clinical trials;

     o Approval or disapproval of abbreviated new drug applications or new drug applications;

     o Announcements of innovations, new products or new patents by us or by our competitors;

     o    Governmental regulation;

     o    Patent or proprietary rights developments;

     o    Proxy contests or litigation;

     o News regarding the efficacy of, safety of or demand for drugs or drug technologies;

     o Economic and market conditions, generally and related to the pharmaceutical industry;

     o    Healthcare legislation;

     o    Changes in third-party reimbursement policies for drugs; and

     o    Fluctuations in our operating results.

IF ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AVAILABLE FOR ISSUANCE OR SHARES ELIGIBLE FOR FUTURE SALE WERE INTRODUCED INTO THE MARKET, IT COULD HURT OUR STOCK PRICE.

     We are authorized to issue 25,000,000 shares of common stock. As of March 31, 2003, there were 10,554,426 shares of our common stock issued and outstanding. In addition, as of that date there were 3,000,602 shares eligible for issuance upon exercise of currently outstanding options and warrants, although options for 592,700 of those shares of stock had not yet vested. If every warrant and option holder exercised his or her rights, once all the currently unvested options vested, there would be 13,555,025 shares of stock outstanding.

     Currently, with the exception of approximately 100,000 shares of stock that were issued upon exercise of options or warrants within the last twelve months, all 10,554,426 outstanding shares of common stock are eligible for resale. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock's market price.

IF PENNY STOCK REGULATIONS IMPOSE RESTRICTIONS ON THE MARKETABILITY OF OUR COMMON STOCK, THE ABILITY OF OUR STOCKHOLDERS TO SELL SHARES OF OUR STOCK COULD BE IMPAIRED.

     The SEC has adopted regulations that generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Exceptions include equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Unless an exception is available, the regulations require that prior to any transaction involving a penny stock, a risk of disclosure schedule must be delivered to the buyer explaining the penny stock market and its risks. Our common stock is currently trading at under $5.00 per share. Although we currently fall under one of the exceptions, if at a later time we fail to meet one of the exceptions, our common stock will be considered a penny stock. As such the market liquidity for the common stock will be limited to the ability of broker-dealers to sell it in compliance with the above-mentioned disclosure requirements.

You should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

     o    Control of the market for the security by one or a few broker-dealers;

     o    "Boiler room" practices involving high-pressure sales tactics;

     o Manipulation of prices through prearranged matching of purchases and sales;

     o    The release of misleading information;

     o Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

     o Dumping of securities by broker-dealers after prices have been manipulated to a desired level, which hurts the price of the stock and causes investors to suffer loss.

We are aware of the abuses that have occurred in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, we will strive within the confines of practical limitations to prevent such abuses with respect to our common stock.

SECTION 203 OF THE DELAWARE GENERAL CORPORATION LAW MAY DETER A THIRD PARTY FROM ACQUIRING US.

     Section 203 of the Delaware General Corporation Law prohibits a merger with a 15% shareholder within three years of the date such shareholder acquired 15%, unless the merger meets one of several exceptions. The exceptions include, for example, approval by two-thirds of the shareholders (not counting the 15% shareholder), or approval by the Board prior to the 15% shareholder acquiring its 15% ownership. This provision makes it difficult for a potential acquirer to force a merger with or takeover of the Company, and could thus limit the price that certain investors might be willing to pay in the future for shares of our common stock.

RECENT DEVELOPMENTS

     On June 3, 2003, Dr. Atul M. Mehta, our founder, notified us that he was resigning immediately from all positions that he held with us. Following Dr. Mehta's resignation, the Board of Directors appointed John A. Moore as Chairman of the Board and we retained Bernard Berk as our new Chief Executive Officer.

     On July 3, 2003, Dr. Mehta instituted litigation against us and one of our directors, John Moore, in the Superior Court of New Jersey, for, among other things, allegedly breaching his employment agreement and for defamation. See
Item 3, "LEGAL PROCEEDINGS".

ITEM 2. PROPERTIES

     Our facility, which we own, is located at 165 Ludlow Avenue, Northvale, New Jersey, and contains approximately 20,000 square feet of floor space. This real property and the improvements thereon are encumbered by a mortgage in favor of the New Jersey Economic Development Authority (NJEDA) as security for a loan through tax exempt bonds from the NJEDA to Elite. The mortgage document contains certain customary provisions including, without limitation, the right of NJEDA to foreclose upon a default by Elite.

     We are currently using our facilities as a laboratory and office space and intend to use it in the future for manufacturing, as well. Properties used in our operations are considered suitable for the purposes for which they are used and are believed to be adequate to meet our needs for the reasonably foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, we may be party to litigation from time to time. We are not currently a party to any material legal proceedings, except as described in this section of this report.

     On June 3, 2003, Dr. Atul M. Mehta resigned from all positions that he held with us, while reserving his rights under his employment agreement and under common law. On July 3, 2003, Dr. Mehta instituted litigation against us and one of our directors, John Moore, in the Superior Court of New Jersey, for, among other things, allegedly breaching his employment agreement and for defamation, and claims that he is entitled to receive his salary through June 6, 2006. His salary for that period would be approximately one million dollars.

     We believe Dr. Mehta's claims are without merit and intend to vigorously contest this action. Prior to Dr. Mehta's resignation, a majority of our Board of Directors had notified Dr. Mehta that it believed that sufficient grounds existed for the termination of his employment for "Severe cause" pursuant to his employment agreement. If we are ordered to pay Dr. Mehta, it would have a material adverse effect on our financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of stockholders during the fourth quarter of our fiscal year ended March 31, 2003.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the American Stock Exchange under the symbol "ELI" and our Class A Warrants were quoted on the over-the-counter market under the symbol "ELIPZ.OB" prior to their expiration on November 30, 2002. The Class A warrants first began trading on September 11, 1998. The following table shows, for the periods indicated, the high and low sales prices per share of our common stock as reported by the American Stock Exchange and the high and low sales prices per warrant of our Class A Warrants as reported on the over-the-counter market prior to November 30, 2002.

                                  COMMON STOCK

     QUARTER ENDED                                           HIGH      LOW

     FISCAL YEAR
     ENDING MARCH 31, 2004:
     September 30, 2003 (through July 11, 2003) ..........   $3.32     $2.88
     June 30, 2003 .......................................   $3.49     $1.25

     FISCAL YEAR
     ENDING MARCH 31, 2003:
     March 31, 2003.......................................   $2.20     $1.45
     December 31, 2002....................................   $3.15     $1.80
     September 30, 2002...................................   $5.25     $2.41
     June 30, 2002........................................   $7.75     $4.50

     FISCAL YEAR
     ENDING MARCH 31, 2002:
     March 31, 2002.......................................   $8.30     $5.65
     December 31, 2001....................................   $7.75     $5.90
     September 30, 2001...................................  $11.50     $5.10
     June 30, 2001........................................  $11.45     $4.85

     As of July 11, 2003, the last reported sale price of our common stock, as reported by the American Stock Exchange, was $3.29 per share.

                                CLASS A WARRANTS

     QUARTER ENDED                                           HIGH       LOW

     FISCAL YEAR
     ENDING MARCH 31, 2003:

     December 31, 2002 (through November 30, 2002)........   $0.80     $0.15
     September 30, 2002...................................   $1.70     $0.25
     June 30, 2002........................................   $1.75     $0.81

     FISCAL YEAR
     ENDING MARCH 31, 2002:
     March 31, 2002.......................................   $1.10     $0.86
     December 31, 2001....................................   $2.50     $1.20
     September 30, 2001...................................   $6.21     $1.40
     June 30, 2001........................................   $6.00     $2.00

     As of November 30, 2002, the last reported sale price of our Class A Warrants, as reported by the over-the-counter market, was $.15 per warrant.

     As of June 30, 2003, there were approximately 83 holders of record (and approximately 1,800 beneficial owners) of our common stock, and 23 holders of record of the Company's Class B warrants. We are informed and believe that as of June 30, 2003, Cede & Co. held 6,509,229 shares of our common stock as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004. It is our understanding that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership therein and that such shares are held for the account of numerous other persons.

     We have never paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

     Pursuant to the terms of a Settlement Agreement dated October 23, 2002 among Elite, Harris Freedman and his respective affiliates, we agreed to commence an exchange offer pursuant to which holders of our Class A Warrants, which expired on November 30, 2002 (the "Old Warrants"), will have the opportunity to exchange their Old Warrants for new warrants (the "New Warrants") upon payment to us of 10 cents per share of common stock issuable upon exercise of the Old Warrants. The New Warrants will be exercisable for the same number of shares of common stock as the Old Warrants, have an exercise price of $5.00 per share (subject to adjustment in certain circumstances), expire November 30, 2005, and, except as set forth in the Settlement Agreement, will have substantially all of the same terms and conditions as the Old Warrants except the New Warrants will not be registered with the Securities and Exchange Commission. The exchange offer must be registered under applicable federal and state securities laws and will only be made pursuant to an effective registration statement meeting applicable legal requirements.

     In 1997, we undertook a private placement of our securities. In connection with the private placement, we issued Placement Agent Warrants (the "Placement Agent Warrants") exercisable for 200,000 shares of our common stock and 100,000 of our Class A Warrants to those placement agents assisting in the private placement. The Placement Agent Warrants were exercisable at $3.60 for one share of common stock and one-half a Class A Warrant. The Placement Agent Warrants expired November 1, 2002. As of October 31, 2002, Placement Agent Warrants exercisable for 64,786 shares of common stock and 32,393 Class A Warrants had been exercised, leaving Placement Agent Warrants exercisable for 135,214 shares of common stock and 67,607 Class A Warrants outstanding in the hands of placement agents.

     On October 24, 2002, our Board of Directors approved the issuance to the placement agents still holding unexercised Placement Agent Warrants, effective November 1, 2002, Class A Warrants exercisable for the same aggregate number of shares of common stock as the Class A Warrants that were underlying the unexercised Placement Agent Warrants.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), as of March 31, 2003:


Plan category                   Number of securities to be    Weighted average exercise      Number of securities
                                  issued upon exercise of       price of outstanding       remaining available for
                                    outstanding options,        options, warrants and           future issuance
                                    warrants and rights                rights
                                            (a)                           (b)                         (c)

Equity compensation plans                 373,100                       $7.00                        830,900
approved by security holders
Equity compensation plans not            1,893,750                      $5.52                          N/A
approved by security holders

Total                                    2,266,850                      $5.74                        830,900

     Our Incentive Stock Option Plan ("Plan"), adopted in 1997, provides that 1,250,000 shares of our common stock are subject to options to be granted under the Plan. If options granted under the Plan lapse without being exercised, other options may be granted covering the shares not purchased under such lapsed options. Options may be granted pursuant to the Plan to employees and officers of Elite. Members of our Board of Directors who are not officers of employees of Elite are not eligible to receive options under the Plan. The granting of options under the Plan will be entirely discretionary. The exercise price of an option pursuant to the Plan will not be less than 100% of the fair market value (to be determined by our Board of Directors in good faith) of the common stock at the time the option was granted; provided, an option granted to a person who, with his affiliates, directly or through other entities, owns more than 10% of the voting power of our common voting stock ("a Substantial Shareholder") will have an exercise price not less than 110% of the fair market value of our common stock at the time the option was granted. For any person, "Affiliates" will mean that person's siblings, spouse, ancestors and lineal descendants. No person to whom options are granted pursuant to the Plan will receive options first exercisable during any single calendar year for shares, the fair market value of which exceeds $100,000 (determined at the time the options are granted). Options issued pursuant to the Plan expire ten years from the date granted, except that options granted pursuant to the Plan to Substantial Shareholders expire five years from the date of grant (in either case, the "Expiration Date"). If, prior to the Expiration Date, (i) the employee's employment with the Company ends for reasons other than death or retirement, any options will terminate; (ii) the employee retires at normal retirement age or, with our consent, earlier on account of disability, the options will expire at the end of three months after such retirement; (iii) the employee dies, his estate will have six months to exercise the options, provided that the exercise period will never extend beyond the Expiration Date.

ITEM 6. SELECTED FINANCIAL DATA

     The following consolidated selected financial data, at the end of and for the last five fiscal years, should be read in conjunction with our Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The consolidated selected financial data are derived from our consolidated financial statements that have been audited by Miller, Ellin & Company, LLP, our independent auditors, as indicated in their report included herein. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

                            2003               2002               2001                 2000                1999
                            ----               ----               ----                 ----                ----
Net Revenues            $   630,310        $  1,197,507       $     95,246          $    10,315        $   150,412

Net income (loss)       $(4,061,422)       $ (1,774,527)      $(13,964,981)         $(2,976,392)       $(1,661,881)

Net income (loss) per        $(0.40)             $(0.19)            $(1.53)              $(0.35)            $(0.23)
common share

Total Assets            $ 8,696,222         $12,724,498        $12,350,301           $9,162,383         $3,076,582

Long-term obligations   $ 2,720,000          $3,788,148         $2,765,000           $2,885,000                ---


Weighted average         10,069,991           9,561,299          9,135,369            8,287,648          7,237,613
number of shares
outstanding

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

     The following discussion and analysis should be read with the financial statements and accompanying notes, included elsewhere in this Form 10-K. It is intended to assist the reader in understanding and evaluating our financial position.

OVERVIEW

     We are involved in the development of controlled drug delivery systems and products. Our products are in varying stages of development and testing. We also conduct research and development, from time to time, on behalf of other pharmaceutical companies although these activities have generated only limited revenue to date.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgment, including those related to bad debts, intangible assets, income taxes, workers compensation, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Our most critical accounting policies include the recognition of revenue upon completion of certain phases of projects under research and development contracts. The Company also assesses a need for an allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company assesses the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company assesses its exposure to current commitments and contingencies. It should be noted that actual results may differ from these estimates under different assumptions or conditions.

     During the year ended March 31, 2003, we elected to prospectively recognize the fair value of stock options granted to employees and members of the Board of Directors, effective as of the beginning of the fiscal year, which resulted in our taking a charge of $20,550. As a result, the prospective method allowed by the Financial Accounting Standards Board and related charge did not materially effect our results of operations. The fair value of stock options granted to employees and members of the Board of Directors for fiscal years ended after March 31, 2003 may significantly effect the results of operations of future periods, as these awards vest.

YEAR ENDED MARCH 31, 2003 VS. YEAR ENDED MARCH 31, 2002

     Our Auditor's Report on the accompanying financial statements states that such financial statements have been prepared assuming that we will continue as a going concern. We have incurred a significant loss and negative cash flows during our fiscal year ended March 31, 2003, which have significantly decreased our working capital and increased our accumulated deficit. Our auditors have stated in their report that these conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management believes that cost reductions already implemented will reduce losses in the future, and with our existing working capital levels, anticipate that we will be able to continue our operations at least through the end of our current fiscal year.

     Our revenues for the year ended March 31, 2003 were $630,310, a decrease of $567,197 over the comparable prior year, or approximately 47.4% from the prior year. For the years ended March 31, 2003 and 2002, revenues consisted of product formulation fees of $187,810 and $601,057, respectively, earned in conjunction with our joint venture in ERL. Revenues also consisted of research and development, and testing fees of $442,500 and $593,000, respectively, earned in conjunction with our distinct development, license and manufacturing agreements. ERL had no revenue after our acquisition of Elan's interest in it on September 30, 2002. Elan's obligation to make payments to us or to ERL terminated upon the termination of the joint venture with Elan. The absence of payments from Elan will affect revenues for periods subsequent to September 30, 2002.

     General and administrative expenses for the year ended March 31, 2003 were $1,858,069, an increase of $1,094,382, or approximately 143% from the prior year. The increase in general and administrative expenses was substantially due to increases in legal and consulting fees as well as approximately $600,000 in expenses resulting from a consent solicitation and a proxy solicitation with regard to the election of our directors.

     Research and development costs for the year ended March 31, 2003, were $2,013,579, an increase of $404,471 or approximately 25% from the prior year.

Research and development costs have increased primarily from the result of increased research and development wages, additional biostudies, laboratory supplies and raw materials used in our research and development processes. We expect our research and development costs to increase in future periods as a result of the ERL joint venture termination as we will be solely responsible to fund product development, which we will do from internal resources or through loans or investment by third parties.

     We are unable to provide a break-down of the specific costs associated with the research and development of each product on which we devoted resources because a significant portion of the costs are generally associated with salaries, laboratory supplies, laboratory and manufacturing expenses, utilities and similar expenses. We have not historically allocated these expenses to any particular product. In addition, we cannot estimate the additional costs and expenses that may be incurred in order to potentially complete the development of any product, nor can we estimate the amount of time that might be involved in such development because of the uncertainties associated with the development of controlled release drug delivery products as described in this report.

     Other expenses for the year ended March 31, 2003 were $580,482, an increase of $112,774, or approximately 24% from the prior year. A decrease in equity loss in joint venture of $321,261 due to its termination was more than offset by charges related to the exchange of warrants and the issuance of stock options in the amount of $262,888 and the reduction in interest income due to lower rates and compensating balances in the amount of $163,363.

     Our net loss for the year ended March 31, 2003 was $4,061,422 as compared to $1,774,527 in the prior year, or approximately 128.9% from the prior year. The increase in the net loss was primarily due to the decrease in net revenues, and an increase in research and development and administrative expenses associated with the consent solicitation and proxy solicitation with regard to the election of our directors. Our net loss included our 80.1% equity loss in ERL, which was $186,379 and $507,640, respectively, for the years ended March 31, 2003 and 2002. ERL's net loss for the years ended March 31, 2003 and 2002 was $232,682 and $633,642, respectively.

YEAR ENDED MARCH 31, 2002 VS. YEAR ENDED MARCH 31, 2001

     Our revenues for the year ended March 31, 2002 were $1,197,507, an increase of $1,102,261, or approximately 1157% over the prior year. Net revenues include research and development fees totaling $593,000 of which $550,000 was earned in conjunction with two separate and distinct development and licensing agreements with another pharmaceutical company, product formulation fees of $601,057 earned in conjunction with our joint venture in ERL and $3,450 of consulting and testing fees. Comparable prior period revenues were $0, $80,932, and $14,314, respectively, for the above components that comprise total revenues. ERL had no revenues for either period.

     General and administrative expenses for the year ended March 31, 2002 were $763,687, a decrease of $13,431, or approximately 1.7%, from the prior year. The decrease in general and administrative expenses was substantially due to a decrease in consulting fees. General and administrative expenses expressed as a percentage of revenues were approximately 64% for the year ended March 31, 2002 as compared to 816% for the comparable period of the prior year.

     Research and development costs for the year ended March 31, 2002 were $1,609,108, an increase of $133,621, or approximately 9%, from the prior year. Research and development costs increased as we undertook certain biostudies that were not undertaken in the prior year. Research and development expenses expressed as a percentage of revenues were 134% and 1549%, respectively, for the years ended March 31, 2002 and March 31, 2001.

     Other expenses for the year ended March 31, 2002 were $467,708, a decrease of $11,509,837, or approximately 96.1% from the prior year. We had incurred a one time expense of $12,015,000 in the fiscal year ended March 31, 2001 for our share of the payment to Elan from ERL for a technology license.

     Our net loss for the year ended March 31, 2002 was $(1,774,527), as compared to $(13,964,981) for the prior year. The decrease in the net loss was primarily due to the decrease of $11,572,187 in equity loss of our 80.1% owned joint venture, which included a one time charge of $12,015,000 in the prior comparable period for our share of the $15,000,000 payment to Elan for a technology license. ERL had a loss of $633,642 for the year ended March 31, 2002 and a loss of $15,080,931 for the period of October 6, 2000 through March 31, 2001

MATERIAL CHANGES IN FINANCIAL CONDITION

     Our working capital (total current assets less total current liabilities), which was $7,054,961 as of March 31, 2002, decreased to $2,950,513 as of March 31, 2003, or approximately 58.2% from the prior year. The decrease in working capital is primarily due to our net loss from operations, our purchase of property and equipment, and the acquisition of our stock on the open market pursuant to our previously announced stock repurchase program, offset by the receipt of $65,843 from the issuance of common stock and warrants in connection with the exercise of certain of our Class A Warrants, certain placement agent warrants issued in connection with our 1997 private placement and our receipt of the receivable from the sale of New Jersey Tax Losses.

     We experienced negative cash flow from operations of $2,573,714 for the year ended March 31, 2003, primarily due to our net loss from operations of $4,061,422.

     Our balance sheet as of March 31, 2002 and statements of redeemable preferred stock and shareholders' equity (net capital deficiency) for the years ended March 31, 2002 and 2001 have been restated to present our Series A convertible exchangeable preferred stock (the "Series A Preferred Stock"), with a carrying amount of $12,015,000, outside of permanent shareholders' equity, as a result of the application of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities (Topic No. D-98). We issued the Series A Preferred Stock in connection with the formation of the joint venture with Elan in ERL. Shares of the Series A Preferred Stock were exchangeable for a portion of our investment in ERL. The Series A Preferred Stock was converted into shares of our common stock during our fiscal year ended March 31, 2003. The effect of this restatement was to reduce total shareholders' equity by $12,015,000 for the periods presented and is set forth in the table below.

                                           March 31,
      ----------------------------------------------------------------------------------

                                      2003                  2002                  2001
--------------------------------------------------------------------------------------------------
Stockholders Equity, as
originally reported at March
31, 2002 and 2001                $     5,426,501       $     8,153,884      $      9,180,254

Redeemable Convertible
Exchangeable Preferred
Stock (Series A)                                       $   (12,015,000)     $    (12,015,000)
--------------------------------------------------------------------------------------------------

Stockholders Equity, as
Restated at March 31,
2002 and 2001                    $     5,426,501       $    (3,861,116)    $      (2,834,746)
==================================================================================================

LIQUIDITY AND CAPITAL RESOURCES

     For our fiscal year ended March 31, 2003 our operations did not generate positive cash flow. We have financed our operations primarily through the private sale of our equity and debt securities. We had working capital (current assets less current liabilities) of $3.0 million at March 31, 2003 compared with $7.1 million at March 31, 2002. Cash and cash equivalents at March 31, 2003 were $3.3 million, a decrease of $3.6 million from the $6.9 million reported at March 31, 2002.

     Net cash used in operating activities was $2,573,000 during the year ended March 31, 2003, compared to $1,569,000 for the year ended March 31, 2002. Net cash used in operating activities during the year ended March 31, 2003 resulted primarily from our net loss of $4.1 million, offset in part by a reduction in accounts receivable from joint venture and certain non-cash expenses. Net cash used in operating activities during the year ended March 31, 2002 resulted primarily from a net loss of $1.8 million and lower accounts payable, offset in part by certain non-cash expenses.

     Investing activities utilized net cash of $469,000 during the year ended March 31, 2003 and utilized net cash of $532,000 during the year ended March 31, 2002. Net cash used in investing activities during the year ended March 31, 2003 resulted primarily from the acquisition of property and equipment, offset in part by a decrease in restricted cash and the maturity of short-term investments. Net cash used in investing activities during the year ended March 31, 2002 resulted primarily from equipment deposits and the acquisition of property and equipment and the increase in restricted cash.

     Financing activities utilized net cash of $546,000 during the year ended March 31, 2003 and provided net cash of $1.7 million during the year ended March 31, 2002. Net cash used in financing activities during the year ended March 31, 2003 resulted primarily from the repurchase of stock and the repayment of indebtedness, offset in part by the sale of common stock and warrants. Net cash provided by financing activities during the year ended March 31, 2002 resulted primarily from the sale of common stock and warrants and proceeds of bank note, offset in part by the repayment of indebtedness.

     Our capital expenditures aggregated $679,000 and $224,000 for the years ended March 31, 2003 and 2002, respectively. Such expenditures consisted primarily of the acquisition of property and equipment necessary to support our existing operations and expected growth. We anticipate that our capital expenditures for our fiscal year ending March 31, 2004 will be limited to expenditures that can be funded entirely by development contracts that include provisions for such funding for these expenditures. These expenditures substantially would relate to the acquisition of property and equipment in connection with our operations.

     As described in Note 6 to our consolidated financial statements, we have outstanding $2,635,000 in aggregate amount of bonds. The bonds bear interest at a rate of 7.75% per annum and are due on various dates between 2003 and thereafter. The bonds are secured by a first lien on our facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the refinancing of the land and building we currently own, for the purchase of certain manufacturing equipment and related building improvements and the maintenance of a $300,000 debt service reserve. All of the restricted cash, other than the debt service reserve, is expected to be expended within twelve months and is therefore categorized as a current asset on our consolidated balance sheet as of March 31, 2003. Pursuant to terms of the bond indenture agreement pursuant to which the bonds were issued, we are required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of March 31, 2003, we were in compliance with the covenants contained in the bond indenture agreement.

     As a result of the significant expenditures associated with the proxy solicitation in our fiscal year ended March 31, 2003, the joint venture termination and other legal and accounting expenses, quarterly cash expenses far exceeded our generated revenues in 2003. In order to conserve cash in fiscal year 2004, we intend to reduce costs by reducing the number of products under active development to six. However, while we anticipate having adequate capital to support our operations through at least the end of our current fiscal year, we will need to raise capital and/or generate additional revenues in order to support our operations beyond that time. To the extent that revenues do not meet expectations or our cost cutting measures do not become effective, we will need to raise additional capital sooner.

     We also, from time to time, consider potential strategic transactions including acquisitions, strategic alliances, joint ventures and licensing arrangements with other pharmaceutical companies. There can be no assurance that any such transaction will be available or consummated in the future.

     Reference is made to "Risk Factors" for a description of certain risks that may affect the achievement of our objectives and results discussed herein.

     As of March 31, 2003, our principal source of liquidity was approximately $3,264,000 of cash and cash equivalents. Additionally, we may have access to funds of approximately $180,000 that may be generated from the potential sale of New Jersey tax losses. There can be no assurance that the sale of tax losses will materialize or come to fruition or that such funds will become available.

     The following table depicts our obligations and commitments to make future payments under existing contracts and contingent commitments.

                                                       Payments Due by Period
                                             LESS THAN 1                                AFTER 5
CONTRACTUAL OBLIGATIONS       Total              YEAR        1-3 YEARS     4-5 YEARS     YEARS
                              -----
Note payable                     300,000       75,000         225,000            -             -

EDA Bonds payable              2,635,000      140,000         490,000      395,000     1,610,000

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associates with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31. 2002 and, as a result, we cannot reasonably estimate the impact of adopting these new rules until and unless we undertake relevant activities in future periods.

     In November 2002, the FASB issued Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. We are required to adopt the disclosure requirements of FIN No. 45 for financial statements of interim and annual periods ending after December 15, 2002. We are required to adopt and accordingly have adopted prospectively the initial recognition and measurement provisions of FIN No.45 for guarantees issued or modified after December 31, 2002 and, as a result, we cannot reasonably estimate the impact of adopting these new rules until and unless we undertake relevant activities in future periods.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of the provisions of SFAS No. 148 did not have a material impact on our financial position or results of operations during the year ended March 31, 2003. We cannot reasonably estimate the impact of applying the prospective method of accounting for stock-based compensation on future periods until and unless we grant or modify stock-based awards.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN No. 46 will require identification of our participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As we do not participate in VIEs, we do not anticipate that the provisions of FIN No. 46 will have a material impact on our financial position or results of operations.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments, such as mandatorily redeemable stock, as liabilities. Some instruments do not require the issuer to transfer assets to settle the obligation but, instead, unconditionally require the issuer to settle the obligation either by transferring assets or by issuing a variable number of its equity shares. These instruments, which may have previously been classified as equity, would be classified as liabilities in accordance with SFAS No.150. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 is not expected to have material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not invest in or own any market risk sensitive instruments entered into for trading purposes or for purposes other than trading purposes. All loans to us have been made at fixed interest rates and; accordingly, the market risk to us prior to maturity is minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto and filed as a part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III
                                    --------

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our directors and executive officers, as of June 30, 2003, and their biographical information are set forth below:

------------------------- -------- ----------------------------------------------------
NAME                      AGE      POSITION
------------------------- -------- ----------------------------------------------------
Bernard Berk              54       Chief Executive Officer
------------------------- -------- ----------------------------------------------------
John A. Moore             38       Chairman of the Board
------------------------- -------- ----------------------------------------------------
Donald S. Pearson         67       Director
------------------------- -------- ----------------------------------------------------
Harmon Aronson            60       Director
------------------------- -------- ----------------------------------------------------
Eric L. Sichel, M.D.      44       Director
------------------------- -------- ----------------------------------------------------
John P. de Neufville      62       Director
------------------------- -------- ----------------------------------------------------
Richard A. Brown          54       Director
------------------------- -------- ----------------------------------------------------
Mark I. Gittelman         43       Chief Financial Officer, Secretary and Treasurer
------------------------- -------- ----------------------------------------------------

     Bernard Berk was appointed Chief Executive Officer in June 2003. Mr. Berk has been President and Chief Executive Officer of Michael Andrews Corporation, a pharmaceutical management consultant firm, since 1996. From 1993 until 1996 Mr. Berk was President and Chief Executive Officer of Nale Pharmaceutical Corporation. Mr. Berk holds a B.S. in education from New York University.

     John A. Moore was appointed Chairman of the Board of Directors in June 2003 and has been a director since December 2002. Mr. Moore has been Chief Executive Officer and President of Edson Moore Healthcare Ventures, an investment entity, since July 2002. Since 1994, Mr. Moore has been Chief Executive Officer and President of Optimer, Inc., a research based polymer development company. Mr. Moore holds a B.A. in history from Rutgers University.

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

        Harmon Aronson, Ph.D., a director since 1999, has been employed since 1997 as the President of Aronson Kaufman Associates, Inc., a New Jersey-based consulting firm that provides manufacturing, FDA regulatory and compliance services to the pharmaceutical and biotechnology companies. Its clients include United States and international firms manufacturing bulk drugs and finished pharmaceutical dosage products who are seeking FDA approval for their products for the US Market. Prior to

1997, Dr. Aronson was employed by Biocraft Laboratories, a leading generic drug manufacturer, most recently in the position of Vice President of Quality Management; prior to that he held the position of Vice President of Non-Antibiotic Operations, where he was responsible for the manufacturing of all the firm's non-antibiotic products. Dr. Aronson holds a Ph.D. in Physics from the University of Chicago.

     Eric L. Sichel, M.D., a director since August 2001, is President of Sichel Medical Ventures, Inc., a company that provides biotechnology company assessments and investment banking services. Dr. Sichel has been the owner and President of Sichel Medical Ventures, Inc. since 1997. From 1995 through 1996, Dr. Sichel was a senior analyst in the biotechnology field for Alex, Brown & Sons, Inc. Prior to that, Dr. Sichel was affiliated with Sandoz Pharmaceuticals Corp. in various capacities, including associate director of transplantation/immunology. Dr. Sichel holds an M.B.A. from Columbia University and an M.D. from UMDNJ--New Jersey Medical School, and is licensed to practice medicine by the State of New York.

     John P. de Neufville, a director since December 2002, has been the Chief Executive Officer and President of Voltaix, Inc., a supplier of electronic chemicals, since 1986. Mr. de Neufville had been a member of Elite's board of advisors since 1997 before becoming a director in 2002. He holds a Ph.D. in applied physics and an M.S. in geology from Harvard University and a B.S. in geology from Yale University.

     Richard A. Brown, a director since December 2002, has been Chairman of the Board of Directors of Niadyne, Inc., a pharmaceutical development company, since 1997. From 1986 to the present, Mr. Brown also has been President of Eagle Ventures, a healthcare venture capital and investment banking company. Mr. Brown also worked in the securities field for Tucker Anthony from 1972 to 1984 and Healthcare Ventures from 1984 to 1986. Mr. Brown holds an A.B. from Hamilton College.

     Mark I. Gittelman, CPA, our Chief Financial Officer, Secretary and Treasurer, is the President of Gittelman & Co., P.C., an accounting firm. Prior to forming Gittelman & Co., P.C. in 1984, he worked as a certified public accountant with the international accounting firm of KPMG Peat Marwick, LLP. Mr. Gittelman holds a B.S. in accounting from New York University and a Masters of Science in Taxation from Farleigh Dickinson University. He is a Certified Public Accountant licensed in New Jersey and New York, and is a member of the American Institute of Certified Public Accountants ("AICPA") and the New Jersey State and New York States Societies of CPAs.

     Each director holds office (subject to our By-Laws) until the next annual meeting of shareholders and until such director's successor has been elected and qualified. All of our executive officers are serving until the next annual meeting of directors and until their successors have been duly elected and qualified. There are no family relationships between any of our directors and executive officers.

     The board of the Company has a Compensation Committee, which is comprised of Donald Pearson, Harmon Aronson, John de Neufville and Richard Brown.

     The board of the Company has an Audit Committee which is comprised of Richard Brown, John Moore and Eric Sichel.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Elite. Reporting Persons are required by SEC regulation to furnish Elite with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended March 31, 2003 all Reporting Persons complied with all applicable filing requirements, except for Richard A. Brown who was late in filing a report on Form 3 with the Securities and Exchange Commission when he became a director of the Company on December 12, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the three years ended March 31, 2003, awarded or paid to, or earned by our former President and Chief Executive Officer, Dr. Atul M. Mehta. Dr. Mehta resigned as an employee and as a director of Elite as of June 3, 2003. No other executive officer of the Company received compensation exceeding $100,000 during those periods.


SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------- ----------------------------------------------------------
                         Annual Compensation                                            Long Term compensation
-------------------------------------------------------------------- ----------------------------------------------------------
      (a)           (b)          (c)         (d)          (e)           (f)            (g)             (h)            (i)
   Name and        Fiscal       Salary      Bonus     Other Annual   Restricted    Securities     LTIP Payouts     All Other
   Principal      year (1)                           Compensation(5)   Stock       Underlying                     Compensation
   Position                                                            Awards        Options
---------------- ----------- ----------- ---------- ---------------- ----------- ---------------- ------------- ---------------
Atul M. Mehta,    2002-03      $330,140       --        $  3,040         --             --              --             --
Ph.D. former      2001-02      $272,855       --        $ 83,856         --          50,000             --             --
President and     2000-01      $248,050   $ 45,000      $  3,040         --         425,000(3)(4)       --             --
Chief
executive
Officer (2)
---------------- ----------- ----------- ---------- ---------------- ----------- ---------------- ------------- ---------------

     (1) The Company's fiscal year begins on April 1 and ends on March 31. The information is provided for each fiscal year beginning April 1.

     (2) Dr. Mehta resigned as an employee and as a director of Elite as of June 3, 2003.

     (3) On December 15, 2000, Dr. Mehta surrendered options for 425,000 shares of our common stock (exercisable at $7.00 per share) and in return received options for 425,000 shares of our common stock exercisable on January 2, 2001 and expiring January 1, 2006. The exercise price is 110% of the opening price of our common stock on January 2, 2001 adjusted upward to the nearest half dollar of $7.00. On January 2, 2001, our stock opened at $6.25 per share, therefore the exercise price for the stock subject to these options is $7.00 per share.

     (4) By action on February 21, 2002, our Board of Directors corrected a clerical error in options for 425,000 shares of our common stock previously granted to Dr. Mehta. This correction did not result in any additional shares being subject to options held by Dr. Mehta, any change in the exercise price or a change in any other material terms.

     (5) Other Annual Compensation represents use of a company car and premiums paid by the Company for life insurance on Dr. Mehta's life for the benefit of his wife paid by the Company.

     Reported below in this report is the purchase by the Company of options from Dr. Mehta. The purchase price for those options of $80,856 is included above in "Other Annual Compensation."

OPTION GRANTS TO EXECUTIVE OFFICERS IN LAST FISCAL YEAR

     No options were granted to executive officers of the Company during the fiscal year ended March 31, 2003.


NAME             SHARES       VALUE        NUMBER OF SHARES UNDERLYING     VALUE OF UNEXERCISED IN-THE-MONEY
----            EXERCISED    REALIZED    UNEXERCISED OPTIONS AT YEAR-END        OPTIONS AT YEAR-END (1)
                ---------    --------    -------------------------------        -----------------------

                                         EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
                                         -----------      -------------      -----------      -------------
Atul M.
Mehta (2)          -0-          $0        1,025,000          450,000             $0                 $0

(1) The dollar values are calculated by determining the difference between $1.53 per share, the fair market value of the common stock at March 31, 2003, and the exercise price of the respective options.

(2) Dr. Mehta resigned as an employee and as a director of Elite as of June 3, 2003.

     Under Dr. Mehta's employment agreement, his vested options are exercisable for the one year period after his employment with Elite ended. His employment agreement also contains a provision to the effect that if his employment is terminated by Elite, all of his unvested options become vested. Because Dr. Mehta resigned from Elite and Elite did not terminate his employment, we believe that none of Dr. Mehta's unvested options will vest in the future. However, Dr. Mehta claims in his lawsuit that he is entitled to all of the options granted pursuant to his employment agreement. We believe that Dr. Mehta's claim is without merit and intend to contest vigorously any effort by Dr. Mehta to keep unvested options. We cannot predict whether Dr. Mehta will have the right to exercise any unvested options.

COMPENSATION OF DIRECTORS

     Each non-affiliated director receives $2,000 as compensation for each meeting attended.

OPTIONS TO DIRECTORS

     On January 31, 2003 each member of the board of directors of the Company other than Dr. Mehta was awarded an option to purchase 30,000 shares of common stock of the Company at a price of $6.50 per share. These options granted to each director vest as follows: 10,000 shares on December 12, 2003, 10,000 shares on December 12, 2004 and 10,000 shares on December 12, 2005. The options expire at the earlier to occur of: (1) January 31, 2013; or (2) the date one year after the optionee ceases to be a director of or a consultant or advisor of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 30, 2003 by (i) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock
(ii) each director, named executive officer and (iii) all executive officers and directors as a group. On such date, we had 10,554,426 shares of common stock outstanding. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted.

                                                       NUMBER OF SHARES   PERCENTAGE OF CLASS
                                                       ----------------   -------------------

Donald S. Pearson, Director (1)                            78,750(1)              *
1251 7th Avenue #309
Naples, Florida 34102

Harmon Aronson, Director                                   60,000(2)              *
26 Monterey Drive
Wayne, New Jersey 07470

Eric L. Sichel, Director                                   30,000(3)              *
411 Highview Road
Englewood, New Jersey 07631

John P. de Neufville, Director                            766,100(4)             7.2%
197 Meister Avenue
North Branch, New Jersey 08876

John A. Moore, Chairman of the Board                    1,164,218(5)            10.6%
c/o Elite Pharmaceuticals, Inc.
165 Ludlow Avenue
Northvale, New Jersey 06830

Richard A. Brown, Director                                461,500(6)             4.3%
P.O. Box 870
Longboat Key, Florida 34228

Mark I. Gittelman, CFO, Treasurer and Secretary            10,000(7)              *
300 Colfax Avenue
Clifton, New Jersey 07013

Bernard Berk, Chief Executive Officer                     300,000(8)             2.7%

c/o Elite Pharmaceuticals, Inc.
165 Ludlow Avenue
Northvale, New Jersey 06830


Dr. Atul M. Mehta                                       2,487,700(9)            20.0%
c/o Andrew Giles Freda, Esq.
Edwards & Caldwell LLC
1600 Route 208 North
Hawthorne, New Jersey 07647

Jerome Belson                                            905,100(10)             8.6%
495 Broadway
New York, New York 10012


Bakul and Dilip Mehta                                       630,000             6.0%
P.O. Box 438
Muscat, Sultanate of Oman

All Directors and Officers as a group                      2,870,568            24.9%
* Less than 1% of outstanding shares

(1)  Includes options to purchase 60,000 shares.

(2)  Comprised of options to purchase 60,000 shares.

(3)  Comprised of options to purchase 30,000 shares.

(4) Comprised of (i) 331,100 shares held in trust for the benefit of John P. de Neufville; (ii) 410,000 shares held in trust for David T. de Neufville; and
(iii) options personally held by John P. de Neufville to purchase 25,000 shares.

(5) Represents (i) options personally held by John Moore to purchase 300,000 shares; and (ii) 864,218 shares of common stock beneficially owned by Edson Moore Healthcare Ventures, Inc. (formerly known as Edson Moore Corp.). These shares of common stock are comprised of (i) 764,218 shares of common stock issued to Edson Moore Corp. upon the exchange of 12,915 shares of the Series A Preferred Stock, par value $1.00 per share, of Elite Laboratories; and (ii) the exercise of a warrant to purchase 100,000 shares of common stock (exercisable through October 17, 2005) at an exercise price of $18.00 per share. The Series A Preferred Stock of Elite Laboratories became exchangeable into shares of our common stock on October 17, 2002 and November 5, 2002.

(6) Comprised of (i) 125,000 Class B Warrants held by Richard A. Brown, (ii) 261,500 shares of common stock held by Richard A. Brown, (iii) 50,000 shares of common stock held by the Alexander Brown Trust and (iv) 25,000 Class B Warrants held by the Alexander Brown Trust.

(7)  Comprised of options to purchase 10,000 shares.

(8)  Comprised of options to purchase 300,000 shares.

(9) Based on information contained in a Schedule 13D filed on July 3, 2003 by Atul M. Mehta. Includes 312,700 shares on which Dr. Mehta has shared voting power and power to dispose of, along with his wife, Asha Mehta.

(10) Based on information contained in a Schedule 13D, as amended, filed by the foregoing person on November 15, 2002. Includes (i) 535,200 shares held by Jerome Belson; (ii) 53,900 shares held by Maxine Belson, wife of Jerome Belson;
(iii) 7,000 shares held by Brianne Goldstein, daughter of Jerome Belson; (iv) 28,000 shares held by Majorie Belson, daughter-in-law of Jerome Belson; (v) 25,000 shares owned by the grandchildren of Jerome Belson; and (vi) warrants for 256,000 shares of common stock.

     Except as otherwise set forth, information on the stock ownership of these persons was provided to the Company by the persons.

     The Company does not have any compensation plans or arrangements benefiting employees or non-employees under which equity securities of the Company are authorized for issuance in exchange for consideration in the form of good services.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We are a party to an agreement whereby fees are paid to Gittelman & Co., P.C., a company wholly owned by Mark I. Gittelman, our Chief Financial Officer, Secretary and Treasurer, in consideration for services rendered by Mr. Gittelman in his capacity as Chief Financial Officer and Treasurer. For the fiscal years ended March 31, 2003 and 2002, the fees paid to that company were $167,544 and $91,260, respectively.

     We also have contractual relationships with Harmon Aronson and Donald Pearson, directors or the Company, or entities that they control, with respect to referral and consulting arrangements. For the fiscal years ended March 31, 2003 and 2002, we paid $0 to Mr. Aronson, and $38,400 and $12,800 to Mr. Pearson, respectively for these services. The arrangement with Mr. Pearson will expire in December 2003.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     (1)  Financial Statements

     See Financial Statements included after the signature page beginning at page F-1.

     (2)  Financial statement schedules

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  List of Exhibits

     See Index to Exhibits in paragraph (c) below.

(b) REPORTS ON FORM 8-K. We filed one current report on Form 8-K during the last quarter of our fiscal year ended March 31, 2003, as well as one current report on Form 8-K during our first fiscal quarter ending June 30, 2003, as follows:

1. Report filed with the SEC on February 3, 2003, reporting under Items 7 and 9, letters to shareholders and warrantholders and disclosure required under Regulation FD in connection with the settlement reached with Harris Freedman, Sharon Will, Michael H. Freedman and their affiliates.

2. Report filed with the SEC on June 5, 2003, reporting under Items 5 and 6, the issuance of a press release on June 3, 2003 respecting the resignation of Dr. Atul Mehta, our former President and Chief Executive Officer.

(c) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K. We will furnish to our stockholders a copy of any of the exhibits listed below upon payment of $.25 per page to cover the costs of the Company of furnishing the exhibits.

  Exhibit
    No.   Description

   3.2    By-Laws of the Company, as amended, incorporated by reference to
          Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the "Form SB-2").
   4.1 Certificate of incorporation of the Company, together with all amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 4.1 to the Registration Statement on

          Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the "Form S-4").

   4.1(a) Form of specimen certificate for common stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.

   4.2 Form of Common Stock Purchase Warrant Certificate, incorporated by reference to Exhibit 4.2 to the Form SB-2.

   4.4 Registration Rights Agreement by and between Prologica International, Inc. and the person whose name appears on the signature pages attached thereto, incorporated by reference to Exhibit 4.4 to the Form SB-2.

  10.1 Settlement Agreement, dated October 23, 2002, among Elite, Harris Freedman, Sharon Will, Michael H. Freedman and certain of their respective affiliates, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 1, 2002 (the "Form 8-K").

  10.2 Amended and Restated Employment Agreement, dated March 31, 2000, between Atul M. Mehta and Elite, incorporated by reference to Exhibit
          10.2 to the Form 8-K.

  10.3 Amendment, dated July 18, 2002, to Amended and Restated Employment Agreement, dated March 31, 2000, between Atul M. Mehta and Elite, incorporated by reference to Exhibit 10.3 to the Form 8-K.

  10.4 Commercial Lease made between Serex, Inc. and Elite executed September 7, 1993, incorporated by reference to Exhibit 10.4 to the Form SB-2.

  10.6 1997 Incentive Stock Option Plan, adopted August 7, 1997, authorizing 1,250,000 shares of common stock for issuance pursuant to the Plan, incorporated by reference to Exhibit No. 10.6 to the Form SB-2.

  10.7 Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

  10.8 Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

    21    Subsidiaries of the Company.*

  23.1.1  Consent of Miller, Ellin & Company, LLP.*

  23.1.2  Consent of KPMG, LLP.*

  99.1** Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

  99.2** Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


----------------------
* Filed herewith

** As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Elite Pharmaceuticals, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ELITE PHARMACEUTICALS, INC.

                                  By:    /s/ Bernard Berk
                                     ----------------------------
                                        Bernard Berk
                                        Chief Executive Officer

                                  Dated: July 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                 Date
---------                               -----                 ----

/s/ Bernard Berk              Chief Executive                 July 15, 2003
--------------------------    Officer
Bernard Berk                  (Principal Executive
                              Officer)

/s/ Mark I. Gittelman         Executive Vice President,       July 15, 2003
--------------------------    Chief Financial Officer and
Mark I. Gittelman             Treasurer (Principal
                              Financial and Accounting
                              Officer)

/s/ Harmon Aronson            Director                        July 14, 2003
--------------------------
Harmon Aronson

/s/ Donald S. Pearson         Director                        July 14, 2003
--------------------------
Donald S. Pearson

/s/ Eric L. Sichel            Director                        July 14, 2003
--------------------------
Eric L. Sichel

/s/ John P. de Neufville      Director                        July 14, 2003
--------------------------
John P. de Neufville

/s/ John A. Moore             Director                        July 14, 2003
--------------------------
John Moore

/s/ Richard A. Brown          Director                        July 14, 2003
--------------------------
Richard A. Brown

                                 CERTIFICATIONS
            PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Bernard Berk, certify that:

1. I have reviewed this annual report on Form 10-K of Elite Pharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 15, 2003


/s/  Bernard Berk
---------------------------
Chief Executive Officer

I, Mark I. Gittelman, certify that:

1. I have reviewed this annual report on Form 10-K of Elite Pharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 15, 2003

/s/  Mark I. Gittelman
--------------------------------------
Chief Financial Officer and Treasurer

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001


                                    CONTENTS


                                                                        PAGE
                                                                        ----


INDEPENDENT AUDITORS' REPORT                                             F-1

CONSOLIDATED BALANCE SHEETS                                           F-2 - F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-4

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
   STOCK AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)            F-5 - F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-8 - F-30

                          INDEPENDENT AUDITORS' REPORT

To Elite Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity (net capital deficiency) and cash flows for the years ended March 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Pharmaceuticals, Inc. and Subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended March 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced significant losses and negative cash flows, resulting in decreased working capital and accumulated deficits. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation during the year ended March 31, 2003, and has restated its consolidated balance sheet as of March 31, 2002, and its consolidated statements of redeemable preferred stock and stockholders' equity (net capital deficiency) for the years ended March 31, 2002 and 2001.



                                             /s/ MILLER, ELLIN & COMPANY, LLP
                                             CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
June 9, 2003, except for
 the second and third paragraphs
 of Note 13, as to which the
 date is July 3, 2003

                               ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS

                                          MARCH 31, 2003 AND 2002


                                                   ASSETS

                                                                      2003                2002
                                                                      ----                ----
                                                                                       (RESTATED)
CURRENT ASSETS:
  Cash and cash equivalents                                       $  3,264,081        $  6,852,434
  Short-term investments                                                   ---             100,000
  Accounts and accrued interest receivable                               4,681              39,988
  Restricted cash                                                       99,380             213,664
  Due from Joint Venture                                                   ---             525,259
  Prepaid expenses and other current assets                            132,092             106,082
                                                                  ------------        ------------

      Total current assets                                           3,500,234           7,837,427


PROPERTY AND EQUIPMENT- net of accumulated
  depreciation and amortization                                      4,390,553           3,865,771


INTANGIBLE ASSETS - net of accumulated amortization                    104,842              54,669


OTHER ASSETS:

  Deposit on Equipment                                                     ---             123,396
  Investment in Joint Venture                                              ---              63,381
  Amount receivable from sale of state tax losses                          ---              66,077
  Restricted cash - Debt Service Reserve                               300,000             300,000
  Restricted cash - Note payable                                       250,000             250,000
  EDA bond offering costs, net of accumulated
      amortization of $47,267 and $34,083, respectively.               150,593             163,777
                                                                  ------------        ------------

      Total other assets                                               700,593             966,631
                                                                  ------------        ------------

                                                                  $  8,696,222        $ 12,724,498
                                                                  ============        ============



        The accompanying notes are an integral part of the consolidated financial statements.

                              ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS

                                         MARCH 31, 2003 AND 2002
                                               (CONTINUED)

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                              2003                  2002
                                                                              ----                  ----
                                                                                                  (Restated)
CURRENT LIABILITIES:
  Current portion - Note payable                                           $     75,000          $     75,000
  Current portion of EDA bonds                                                  140,000               130,000
  Accounts payable and accrued expenses                                         334,721               141,712
  Due to joint venture                                                              ---               435,754
                                                                           ------------          ------------
       Total current liabilities                                                549,721               782,466
                                                                           ------------          ------------

LONG TERM LIABILITIES:
  Dividends payable -Series A preferred stock                                       ---               853,148
  Note payable - net of current portion                                         225,000               300,000
  EDA bonds - net of current portion                                          2,495,000             2,635,000
                                                                           ------------          ------------
       Total long-term liabilities                                            2,720,000             3,788,148
                                                                           ------------          ------------

Preferred stock at liquidating value of $1,000 per share-
  $1.00 par value; 20,000 shares authorized; Series A
  convertible exchangeable preferred stock; 12,015 issued
  and outstanding at March 31, 2002.                                                ---            12,015,000
                                                                           ------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

   Preferred stock - $1.00 par value; 7,250,000 shares
      authorized; Series B convertible preferred stock;
      4,806,000 shares designated, and 200,000 shares
         issued and outstanding at March 31, 2002.                                   ---              200,000
   Common stock - $.01 par value;
      Authorized - 25,000,000 shares
      Issued and outstanding - 10,544,426 and 9,710,840 in
         2003 and 2002, respectively.                                           105,444                97,108

   Additional paid-in capital                                                34,218,832            19,469,464
   Accumulated deficit                                                      (28,590,934)          (23,627,688)
                                                                           ------------          ------------
                                                                              5,733,342            (3,861,116)

      Treasury stock, 100,000 and -0- shares, respectively                     (306,841)                  ---
                                                                           ------------          ------------
      Total stockholders' equity (deficit)                                    5,426,501            (3,861,116)
                                                                           ------------          ------------

      Total liabilities and stockholders' equity (deficit)                 $  8,696,222          $ 12,724,498
                                                                           ============          ============


               The accompanying notes are an integral part of the consolidated financial statements.

                                ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          YEARS ENDED MARCH 31,
                                                                          ---------------------
                                                                2003               2002               2001
                                                                -----              -----              ----
REVENUES:
  Research and development                                   $   442,500        $   593,000       $        ---
  Product formulation fees                                       187,810            601,057             80,932
  Consulting and test fees                                           ---              3,450             14,314
                                                             -----------        -----------       ------------
       Total revenues                                            630,310          1,197,507             95,246
                                                             -----------        -----------       ------------

OPERATING EXPENSES:
  Research and development                                     2,013,579          1,609,108          1,475,487
  General and administrative                                   1,858,069            763,687            777,118
  Depreciation and amortization                                  310,876            266,919            194,038
                                                             -----------        -----------       ------------
                                                               4,182,524          2,639,714          2,446,643
                                                             -----------        -----------       ------------

LOSS FROM OPERATIONS                                          (3,552,214)        (1,442,207)        (2,351,397)
                                                             -----------        -----------       ------------

OTHER INCOME (EXPENSES):
  Interest income                                                 96,692            260,055            329,583
  Interest expense                                              (227,907)          (220,123)          (227,301)
  Charge relating to exchange of warrants                       (242,338)               ---                ---
  Charge relating to issuance of stock options                   (20,550)               ---                ---
  Equity in loss of joint venture                               (186,379)          (507,640)       (12,079,827)
                                                             -----------        -----------       ------------
                                                                (580,482)          (467,708)       (11,977,545
                                                             -----------        -----------       ------------

LOSS BEFORE BENEFIT FOR INCOME TAXES                          (4,132,696)        (1,909,915)       (14,328,942)

BENEFIT FOR INCOME TAXES                                         (71,274)          (135,388)          (363,961)
                                                             -----------        -----------       ------------

NET LOSS                                                     $(4,061,422)       $(1,774,527)      $(13,964,981)
                                                             ===========        ===========       ============

BASIC AND DILUTED LOSS PER COMMON
  SHARE                                                      $     (0.40)       $     (0.19)      $      (1.53)
                                                             ===========        ===========       ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                   10,069,991          9,561,299          9,135,369
                                                             ===========        ===========       ============







                 The accompanying notes are an integral part of the consolidated financial statements.

                                   ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                                 AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                                    (RESTATED)


                                              REDEEMABLE
                                           PREFERRED STOCK           PREFERRED STOCK           COMMON STOCK
                                           ---------------           ---------------           ------------

                                         SHARES       AMOUNT       SHARES       AMOUNT       SHARES      AMOUNT
                                         ------       ------       ------       ------       ------      ------
BALANCE AT APRIL 1, 2000                       -   $         -           -    $       -    8,855,519     $88,555


Issuance of shares                             -             -           -            -      409,165       4,092

Issuance of shares through
exercise of warrants                           -             -           -            -       88,435         884

Issuance of shares through
exercise of options                            -             -           -            -       18,750         188

Issuance of shares and warrants
through exercise of placement
agent warrants                                 -             -           -            -        4,520          45

Issuance of Series A convertible
exchangeable preferred stock,
restated                                  12,015    12,015,000           -            -            -           -

Net loss for year ended
March 31, 2001                                 -             -           -            -            -           -
                                         -------   -----------    --------     --------   ----------     -------
BALANCE AT MARCH 31, 2001, as
restated                                  12,015   $12,015,000           -     $      -    9,376,389     $93,764


Issuance of shares through
exercise of warrants                           -             -           -            -      298,179       2,981
Issuance of shares and warrants
through exercise of placement
agent warrants                                 -             -           -            -       16,272         163
Issuance of shares and warrants
through exercise of options                    -             -           -            -       20,000         200
Issuance of Series B convertible
exchangeable preferred stock                   -             -     200,000      200,000            -           -
Dividends declared - Series A
preferred stock                                -             -           -            -            -           -
Net loss for year ended
March 31, 2002                                 -             -           -            -            -           -
                                         -------   -----------    --------     --------   ----------     -------
BALANCE AT MARCH 31, 2002, as
restated                                  12,015   $12,015,000     200,000     $200,000    9,710,840     $97,108
                                         -------   -----------    --------     --------   ----------     -------


                                                        TREASURY STOCK                     STOCKHOLDERS'
                                       ADDITIONAL       --------------                      EQUITY (NET
                                         PAID-IN                            ACCUMULATED       CAPITAL
                                         CAPITAL       SHARES     AMOUNT      DEFICIT       DEFICIENCY)
                                         -------       ------     ------      -------       -----------
BALANCE AT APRIL 1, 2000               $12,511,080                         ($ 7,035,032)   $  5,564,603

Issuance of shares                       4,995,908                                    -       5,000,000

Issuance of shares through
exercise of warrants                       510,975                                    -         511,859

Issuance of shares through
exercise of options                         37,313                                    -          37,501

Issuance of shares and warrants
through exercise of placement
agent warrants                              16,227                                    -          16,272

Issuance of Series A convertible
exchangeable preferred stock,
restated                                         -                                    -               -

Net loss for year ended
March 31, 2001                                   -                          (13,964,981)    (13,964,981)
                                       -----------                         ------------    ------------

BALANCE AT MARCH 31, 2001, as
restated                               $18,071,503                         ($21,000,013)   $ (2,834,746)

Issuance of shares through
exercise of warrants                     1,301,606                                    -       1,304,587

Issuance of shares and warrants
through exercise of placement
agent warrants                              58,416                                    -          58,579

Issuance of shares and warrants
through exercise of options                 37,939                                    -          38,139

Issuance of Series B convertible
exchangeable preferred stock                     -                                    -         200,000

Dividends declared - Series A
preferred stock                                  -                             (853,148)       (853,148)

Net loss for year ended
March 31, 2002                                   -          -          -     (1,774,527)     (1,774,527)
                                       -----------     ------     ------   ------------    ------------
BALANCE AT MARCH 31, 2002, as
restated                               $19,469,464          -       $  -   ($23,627,688)   $ (3,861,116)
                                       -----------     ------     ------   ------------    ------------


          The accompanying notes are an integral part of the consolidated financial statements.

                                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                                AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                                   (RESTATED)

                                            REDEEMABLE
                                          PREFERRED STOCK           PREFERRED STOCK           COMMON STOCK
                                          ---------------           ---------------           ------------
                                        SHARES        AMOUNT       SHARES      AMOUNT       SHARES      AMOUNT
                                        ------        ------       ------      ------       ------      ------
BALANCE AT APRIL 1, 2002, as
restated                                  12,015   $12,015,000     200,000     $200,000    9,710,840   $  97,108

Issuance of shares through
exercise of warrants                           -             -           -            -        2,606          26

Issuance of shares and warrants
through exercise of placement
agent warrants                                 -             -           -            -       14,670         147

Issuance of Series B convertible
exchangeable preferred stock                   -             -     559,000      559,000            -           -

Dividends - declared - Series B
preferred stock                                -             -           -            -            -           -

Dividends - declared - Series A
preferred stock                                -             -           -            -            -           -

Series A and B preferred stock
issued to satisfy accrued dividends        1,741     1,740,973      14,000       14,000            -           -

Conversion of Series A and B
convertible exchangeable preferred
stock into common stock                  (13,756)  (13,755,973)   (773,000)    (773,000)     816,310       8,163

Purchase of treasury stock                     -             -           -            -     (100,000)          -

Charge relating to exchange of
warrants                                       -             -           -            -            -           -

Charge relating to issuance of
stock options                                  -             -           -            -            -           -

Fees relating to Warrant Exchange
Offer                                          -             -           -            -            -           -

Net loss for the year ended March
31, 2003                                       -             -           -            -            -           -
                                        --------   -----------    --------     --------   ----------   ---------

BALANCE AT MARCH 31, 2003                      -   $         -           -     $      -   10,444,426   $ 105,444
                                        ========   ===========    ========     ========   ==========   =========


                                                        TREASURY STOCK                      STOCKHOLDERS'
                                       ADDITIONAL       --------------                       EQUITY (NET
                                         PAID-IN                            ACCUMULATED        CAPITAL
                                         CAPITAL       SHARES    AMOUNT       DEFICIT        DEFICIENCY)
                                         -------       ------    ------       -------        -----------


BALANCE AT APRIL 1, 2002, as
restated                                $19,469,464         -  $       -   ($23,627,688)     $(3,861,116)

Issuance of shares through
exercise of warrants                         13,004                                   -           13,030

Issuance of shares and warrants
through exercise of placement
agent warrants                               52,666                                   -           52,813

Issuance of Series B convertible
exchangeable preferred stock                      -                                   -          559,000

Dividends - declared - Series B
preferred stock                                   -                             (14,000)         (14,000)

Dividends - declared - Series A
preferred stock                                   -         -          -       (887,824)        (887,824)

Series A and B preferred stock
issued to satisfy accrued dividends               -                                   -           14,000

Conversion of Series A and B
convertible exchangeable preferred
stock into common stock                   14,520,810        -          -              -       13,755,973

Purchase of treasury stock                         -  100,000   (306,841)             -         (306,841)

Charge relating to exchange of
warrants                                     242,338        -          -              -          242,338

Charge relating to issuance of
stock options                                 20,550        -          -              -           20,550

Fees relating to Warrant Exchange
Offer                                       (100,000)       -          -              -         (100,000)

Net loss for the year ended March
31, 2003                                           -        -          -     (4,061,422)      (4,061,422)
                                         -----------  -------  ---------   ------------      -----------

BALANCE AT MARCH 31, 2003                $34,218,832  100,000  $(306,841)  $(28,590,934)     $ 5,426,501
                                         ===========  =======  =========   ============      ===========

               The accompanying notes are an integral part of the consolidated financial statements.

                                      ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEARS ENDED MARCH 31,
                                                                                           ---------------------
                                                                                  2003             2002              2001
                                                                                 -----             -----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (4,061,422)      $ (1,774,527)    $ (13,964,981)
  Adjustments to reconcile net loss to cash
     used in operating activities:
        Write off of accounts receivable and patents                                 ---              5,057               ---
        Depreciation and amortization                                            310,876            266,919           194,038
        Charge relating to Warrant Exchange Offer                                242,338                ---               ---
        Charge relating to issuance of stock options                              20,550                ---               ---
        Equity in loss of joint venture                                          186,379            507,640        12,079,827
        Changes in assets and liabilities:
             Contract revenue receivable                                          35,307            (26,674)          (13,314)
             Prepaid expenses and other current assets                           (26,010)           (24,350)           256,938
             Amount receivable from Joint Venture                                525,259           (444,444)          (80,932)
             Accounts payable and accrued expenses and other current
                Liabilities                                                      193,009            (78,508)         (377,560)
                                                                            ------------       ------------     -------------
NET CASH (USED IN) OPERATING ACTIVITIES                                       (2,573,714)        (1,568,887)       (1,905,984)
                                                                            ------------       ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases) redemptions of short-term investments                              100,000          (100,000)               ---
  Payments for patent and trademark filings                                     (69,517)            (6,920)          (30,788)
  Restricted cash                                                                114,284          (157,624)           265,690
  Receivable from sale of New Jersey tax losses                                   66,077             80,055         (146,132)
  Payment of deposit for manufacturing equipment                                     ---          (123,396)               ---
  Purchases of property and equipment                                           (679,485)          (223,801)         (273,933)
                                                                            ------------       ------------     -------------
NET CASH (USED IN) INVESTING ACTIVITIES                                         (468,641)          (531,686)         (185,163)
                                                                            ------------       ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Fees relating to Warrant Exchange Offer                                       (100,000)               ---               ---
  Proceeds under bank note                                                           ---            375,000               ---
  Principal repayments of bank note                                              (75,000)               ---               ---
  Purchase of treasury stock                                                    (306,841)               ---               ---
  Proceeds from issuance of common stock and warrants                             65,843          1,401,305         5,565,632
  Principal repayments of EDA bonds                                             (130,000)          (120,000)         (115,000)
                                                                            ------------       ------------     -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (545,998)         1,656,305         5,450,632
                                                                            ------------       ------------     -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (3,588,353)          (444,268)        3,359,485

CASH AND CASH EQUIVALENTS - beginning of period                                6,852,434          7,296,702         3,937,217
                                                                            ------------       ------------     -------------

CASH AND CASH EQUIVALENTS - end of period                                   $  3,264,081       $  6,852,434     $   7,296,702
                                                                            ============       ============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                                    $    228,938       $    218,938     $     228,044
  Cash paid (received) for income taxes                                          (71,274)             2,430             4,380

SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Utilization of equipment deposit towards purchase of equipment            $    123,396       $        ---     $   1,315,710
  Issuance of Preferred Stock Series B (including stock dividend payable of $14,000 and subscription receivable of $67,000) for interest in
     joint venture                                                               573,000       $    200,000     $  12,015,000
  Conversion of preferred stock Series B to common stock                            (521)               ---               ---
  Conversion of preferred stock to additional paid in capital                (14,520,810)               ---               ---
  Satisfaction of amounts due to joint venture                                  (622,133)          (136,619)
  Reduction in (addition to) investment in joint venture                          63,381            (63,381)              ---
  Dividends accrued on preferred stock - Series A                                899,923            853,148               ---
  Conversion of Series A to common stock                                          (7,642)               ---               ---

                 The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001


NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Elite Pharmaceuticals, Inc. and its wholly-owned subsidiaries, (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

          The Company consolidates all entities that it controls. The Company did not consolidate companies it did not control. The Company used the equity method to account for its investments in companies in which it did not have the ability to exercise significant influence over operating and financial policies.

          NATURE OF BUSINESS

          Elite Pharmaceuticals, Inc. ("Elite") was incorporated on October 1, 1997 under the Laws of the State of Delaware, and its wholly-owned subsidiary Elite Laboratories, Inc. ("Elite Labs") was incorporated on August 23, 1990 under the Laws of the State of Delaware, in order to engage in research and development activities for the purpose of obtaining Food and Drug Administration approval, and, thereafter, commercially exploiting generic and new controlled-release pharmaceutical products. The Company also engages in contract research and development on behalf of other pharmaceutical companies.

          MERGER ACTIVITIES

          Concurrent with its private placement offering, Elite merged with Prologica International, Inc. ("Prologica") a Pennsylvania Corporation, a publicly traded inactive corporation, with Elite surviving the merger. In addition, Elite Labs merged with a wholly-owned subsidiary of Prologica, with the Company's subsidiary surviving this merger. The former shareholders of the Company's subsidiary exchanged all of their shares of Class A voting common stock for shares of the Company's voting common stock in a tax free reorganization under Internal Revenue Code Section 368. The result of the merger activity qualifies as a reverse acquisition. In connection with the reverse acquisition, options exercisable for shares of Class A voting and Class B nonvoting common stock of the Company's subsidiary were exchanged for options exercisable for shares of the Company's voting common stock.

          On September 30, 2002, the Company acquired from Elan Corporation, plc and Elan International Services, Ltd. (together "Elan") Elan's 19.9% interest in Elite Research, Ltd. ("ERL"), a joint venture formed between the Company and Elan where the Company's interest originally was 80.1%.

          On December 31, 2002, the Company entered into an agreement of merger whereby ERL (a Bermuda Corporation) was merged into a new Delaware Corporation, Elite Research, Inc. ("ERI"), a wholly owned subsidiary of the Company. As a result of the merger, ERI became the owner of all of the assets and liabilities of ERL. The merger was accounted for as a tax free reorganization.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          RESTATEMENT OF FINANCIAL INFORMATION

          The accompanying balance sheet as of March 31, 2002 and statements of redeemable preferred stock and stockholders' equity (net capital deficiency) for the years ended March 31, 2002 and 2001 have been restated to present the Company's Series A convertible exchangeable preferred stock ("Series A Preferred Stock"), with a carrying amount of $12,015,000, outside of permanent stockholders' equity, as a result of the application of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities (Topic No. D-98). The Company issued the Series A Preferred Stock in connection with the formation of its joint venture, ERL, with Elan. Shares of the Series A Preferred Stock were exchangeable for a portion of the Company's investment in ERL. The effect of this restatement is to reduce total stockholders' equity by $12,015,000 for the aforementioned periods. During the year ended March 31, 2003, the Series A Preferred Stock was converted into common stock of the Company. See Note 10 to Financial Statements, Redeemable Preferred Stock and Stockholders' Equity (Net Capital Deficiency).

          CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances.

          PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Depreciation is provided on the straight-line method based on the estimated useful lives of the respective assets which range from five to forty years. Major repairs or improvements are capitalized. Minor replacements and maintenance and repairs which do not improve or extend asset lives are expensed currently.

          Upon retirement or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recorded.

          RESEARCH AND DEVELOPMENT

          Research and development expenditures are charged to expense as incurred.

          PATENTS AND TRADEMARKS

          Effective April 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of patents and trademarks to current carrying value. No impairment was determined to exist. The Company reviews such trademarks and patents with definite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include an economic downturn or a change in the assessment of future operations.

          Costs incurred for the application of patents and trademarks are capitalized and amortized on the straight-line method, based on their estimated useful lives ranging from five to fifteen years, commencing upon approval of the patent and trademarks. These costs are charged to expense if the patent or trademark is unsuccessful.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          CONCENTRATION OF CREDIT RISK

          The Company derives substantially all of its revenues from contracts with other pharmaceutical companies, subject to licensing and research and development agreements.

          The Company maintains cash balances in its bank, which, at times, may exceed the limits of the Federal Deposit Insurance Corp.

          The Company extends credit to its customers pursuant to contract terms in the normal course of business and performs ongoing credit evaluations. As of March 31, 2003 and 2002, no allowance for doubtful accounts was considered necessary, based on historical trends, economic conditions and the credit worthiness of customers. Amounts are written off when they are deemed uncollectible. The Company has not experienced significant write-offs.

          USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the recognition of revenue and the fair value of intangible assets and stock-based awards.

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

          LOSS PER COMMON SHARE

          Net loss per common share is calculated by dividing net loss by the weighted average number of shares outstanding during each period presented. Common stock equivalents, consisting of options, warrants and convertible securities, have not been included, as their effect would be antidilutive. For the three years ended March 31, the following potentially dilutive securities were not included in the computation of diluted loss per share:

                                                 2003                       2002                      2001
                                        -------------------------  -------------------------  -------------------------
                                         Shares       Weighted-     Shares       Weighted-     Shares       Weighted-
                                                       Average                    Average                    Average
                                                       Exercise                   Exercise                   Exercise
                                                        Price                      Price                      Price
                                        ---------    ------------  ---------    ------------  ---------    ------------
          Stock options                 2,266,850    $       5.74  2,056,850    $       5.82  2,009,064    $      5.64
          Warrants                        733,752    $      12.33  2,669,477    $       5.47  2,983,928    $      5.31
          Convertible preferred shares          -            -       816,310            -       816,310            -
                                        ---------                  ---------                  ---------
                                        3,000,602                  5,542,637                  5,809,302
                                        =========                  =========                  =========

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001


NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          REVENUE RECOGNITION

          Revenues derived from providing research and development services under contracts with other pharmaceutical companies are recognized when earned. These contracts provide for non-refundable upfront and milestone payments. Because no discrete earnings event has occurred when the upfront payment is received, that amount is deferred until the achievement of a defined milestone. Each nonrefundable milestone payment is recognized as revenue when the performance criteria for that milestone has been met. Under each contract, the milestones are defined, substantive effort is required to achieve the milestone, the amount of the non-refundable milestone payment is reasonable, commensurate with the effort expended, and achievement of the milestone is reasonably assured.

          Revenues earned by licensing certain pharmaceutical products developed by Elite are recognized at the beginning of a license term when Elite's customer has legal right to the use of the product. To date, no revenues have been earned by licensing products and there are no continuing obligations under any licensing agreements.

          INVESTMENTS

          Short-term investments consist of certificates of deposit at a bank with initial maturities of one year. The Company places its certificates of deposit with high quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances. The Company records its certificates of deposit at amortized cost, which approximates the fair value. At March 31, 2002, $100,000 was classified as held-to-maturity, bearing interest at 4.07% and matured on September 13, 2002.

          The equity method of accounting was used to account for the Company's investment in its joint venture with Elan. Under the equity method, the Company recognized its share in the net earnings or losses of the joint venture as they occurred. While Elite owned 100% of the outstanding common stock of ERL, Elite's equity in the loss of ERL was based on 100% of ERL's losses, less the amounts funded by Elan. Elan funded 19.9% of ERL's loses. Once Elite's investment was reduced to zero, further losses were recognized to the extent of Elite's commitment to fund the losses. The joint venture was terminated effective September 30, 2002, as further discussed in Note 7.

          VALUATION OF EXCHANGE OPTION OF SERIES A PREFERRED STOCK

          The Company periodically monitored the redemption value of the Series A Preferred Stock, as measured by the fair value of the joint venture that Elan would receive, less any cash payable to the Company, upon exchange by Elan. If the redemption value of the Series A Preferred Stock exceeded its then current carrying value, the Company would accrete the carrying value of the Series A Preferred Stock to the redemption value and recognize a corresponding dividend to the Series A Preferred shareholder. The Company would recognize subsequent increases or decreases in redemption value of the Series A Preferred Stock; however, decreases would be limited to amounts previously recorded as increases, so as not to reduce the carrying amount of the Series A Preferred Stock below the original basis of $12.0 million. The determination of fair value of the joint venture required the Company to make estimates and assumptions that related, in part, to the potential success of the joint venture's ongoing research and development activities. On September 30, 2002, the joint venture was terminated and the Series A Preferred Stock was converted into common shares, as further discussed in Notes 7 and 10.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001


NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          TREASURY STOCK

          The Company records common shares purchased and held in treasury at cost.

          STOCK-BASED COMPENSATION

          Under various qualified and non-qualified plans, the Company may grant stock options to officers, selected employees, as well as members of the board of directors and advisory board members, as further described in Note 11. Effective April 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and selected the prospective method of adoption described in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." Prior to April 1, 2002, the Company measured stock-based compensation for its employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation expense for stock options was reflected in net loss for the years ended March 31, 2002 and 2001 as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

          During the year ended March 31, 2003, the Company issued 210,000 options to purchase common stock to an employee and to members of the board of directors. The options have an exercise price of $5.00 per share and vest over three years. The options expire ten years from the date of grant. The Company has taken a charge of $20,550 for the year ended March 31, 2003, which represents the fair value of the options vested, utilizing the Black-Scholes options pricing model on each grant date.

          The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each year presented:

                                                                2003            2002              2001
                                                                ----            ----              ----

          Net loss as reported                            $   (4,061,422)  $  (1,774,527)   $  (13,964,981)
          Add:  Stock-based compensation expense
          included in reported net loss, net of related
          tax effects                                              20,550               -                 -
          Deduct:  Total stock-based compensation
          expense determined under fair value method
          for all awards, net of related tax effects

                                                              (1,070,651)     (1,779,338)       (1,831,869)
                                                          --------------   --------------   --------------
          Pro forma net loss                                  (5,111,523)     (3,553,865)      (15,796,850)
          Loss per share as reported                               (0.40)          (0.19)            (1.53)
          Pro-forma loss per share                                 (0.51)          (0.38)            (1.73)

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001


NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of current assets and liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of noncurrent assets are reasonable estimates of their fair values based on management's evaluation of future cash flows. The long-term liabilities are carried at amounts that approximate fair value based on borrowing rates available to the Company for obligations with similar terms, degrees of risk and remaining maturities.

          NEW ACCOUNTING PRONOUNCEMENTS

          In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, "Accounting for Costs Associates with Exit or Disposal Activities," (SFAS No. 146) which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31. 2002 and, as a result, the Company cannot reasonably estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

          In November 2002, the FASB issued Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The Company is required to adopt the disclosure requirements of FIN No. 45 for financial statements of interim and annual periods ending after December 15, 2002. The Company is required to adopt and accordingly has adopted prospectively the initial recognition and measurement provisions of FIN No.45 for guarantees issued or modified after December 31, 2002 and, as a result, the Company cannot reasonable estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations during the year ended March 31, 2003. The Company cannot reasonably estimate the impact of applying the prospective method of accounting for stock-based compensation on future periods until and unless it grants or modifies stock-based awards.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001


NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

          In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN No. 46 will require identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Company does not participate in VIEs, it does not anticipate that the provisions of FIN No. 46 will have a material impact on its financial position or results of operations.

          In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments, such as mandatorily redeemable stock, as liabilities. Some instruments do not require the issuer to transfer assets to settle the obligation but, instead, unconditionally require the issuer to settle the obligation either by transferring assets or by issuing a variable number of its equity shares. These instruments, which may have previously been classified as equity, would be classified as liabilities in accordance with SFAS No.150. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 is not expected to have material impact on the Company's financial position or results of operations.

NOTE 2  - MANAGEMENT'S LIQUIDITY PLANS

          The Company reported net losses of $4,061,422, $1,774,527 and $13,964,981 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. At March 31, 2003, the Company had an accumulated deficit of approximately $28.6 million, consolidated assets of approximately $8.7 million, stockholders' equity of approximately $5.4 million, and working capital of approximately $3.0 million. The Company has not generated any significant revenue to date.

          In an effort to reduce costs, the Company has reduced the number of products being actively developed from approximately fifteen to six. The six products that continue in development were deemed by management to be the most suitable for continued development given the Company's limited resources.

          The primary strategy remains to develop the Company's oral control release pharmaceutical products for FDA approval, and once developed, to commercially exploit these products either by licensing or through the development of collaborations with strategic partners.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001


NOTE 2  - MANAGEMENT'S LIQUIDITY PLANS (CONTINUED)

          The Company also recently retained an investment banking firm to assist the Company in connection with potential strategic transactions, including acquisitions. The Company may receive additional cash proceeds from the exercise of outstanding options and warrants as well as through the continued sale of its New Jersey State tax losses. However, there is no assurance that any options or warrants will be exercised, that any sale of tax losses will be completed or that the Company will be able to raise additional capital.

          There is also no assurance that the Company's current business strategies will be successfully implemented or that it will raise the necessary funds to allow it to continue its operations. Management believes that cost reductions already implemented will reduce losses in the future, and with the Company's existing working capital levels, anticipate that the Company will be able to continue its operations at least through the end of fiscal year 2004.

NOTE 3-   PROPERTY AND EQUIPMENT

          Property and equipment at March 31, 2003 and 2002 consists of the following:

                                                                       2003             2002
                                                                       ----             ----
          Laboratory manufacturing, and warehouse equipment        $  3,140,250     $  2,337,120
          Office equipment                                               32,981           32,981
          Furniture and fixtures                                         51,781           51,781
          Land, building and improvements                             2,097,668        2,097,668
          Equipment under capital lease                                 168,179          168,179
                                                                   ------------     ------------
                                                                      5,490,859        4,687,729
          Less: Accumulated depreciation and amortization             1,100,306          821,958
                                                                   ------------     ------------
                                                                   $  4,390,553     $  3,865,771
                                                                   ============     ============

          Depreciation and amortization expense amounted to $278,348, $249,338 and $177,662 for the years ended March 31, 2003, 2002 and 2001, respectively. The Company's obligations under capital leases were satisfied prior to March 31, 2002.

NOTE 4 -  INTANGIBLE ASSETS

          Intangible assets at March 31, 2003 and 2002, consists of the following:

                                                                       2003             2002
                                                                       ----             ----
          Patents                                                  $    129,134     $     59,617
          Trademarks                                                      8,120            8,120
                                                                   ------------     ------------
                                                                        137,254           67,737
          Less: Accumulated amortization                                 32,412           13,068
                                                                   ------------     ------------
                                                                   $    104,842     $     54,669
                                                                   ============     ============

          Amortization of intangible assets amounted to $19,344, $4,390 and $3,179 for the years ended March 31, 2003, 2002 and 2001, respectively.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001

NOTE 4 -  INTANGIBLE ASSETS (CONTINUED)

          Aggregate amortization expense of intangible assets for the next five fiscal years is estimated to be as follows:

             YEARS ENDING MARCH 31,
             ----------------------

                       2004                                        $   19,340
                       2005                                            19,340
                       2006                                            19,340
                       2007                                            19,340
                       2008                                            19,340

NOTE 5 -  NOTE PAYABLE

          On January 25, 2002, the Company closed on a bank loan totaling $375,000 to finance the purchase and installation of machinery and equipment. Interest is fixed at 5.70% per annum calculated on a 360 day year. The loan is due in 60 equal monthly installments of $6,250 plus interest and is secured by the machinery and equipment purchased under this facility and a certificate of deposit in the amount of $250,000 held as collateral. This certificate of deposit has been classified as noncurrent restricted cash. The note payable consists of the following at March 31:

                                                                       2003           2002
                                                                       ----           ----
           Bank note payable                                        $   300,000    $   375,000
           Current portion                                             (75,000)        (75,000)
                                                                    -----------    -----------
           Long-term portion, net of current maturities             $   225,000    $   300,000
                                                                    ===========    ===========

          Principal maturities under this loan are as follows:

             YEARS ENDING MARCH 31,
             ----------------------

                       2004                                        $   75,000
                       2005                                            75,000
                       2006                                            75,000
                       2007                                            75,000
                                                                   ----------
                                                                   $  300,000
                                                                   ==========

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001

NOTE 6 -  BOND FINANCING OFFERING

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

          All restricted accounts other than the $300,000 Debt Service Reserve are expected to be expended within twelve months and are therefore categorized as current assets. Bond financing consisted of the following at March 31:

                                                                      2003                2002
                                                                      ----                ----
          EDA Bonds                                               $  2,635,000     $  2,765,000
          Current portion                                             (140,000)        (130,000)
                                                                  ------------     ------------
          Long term portion, net of current maturities            $  2,495,000     $  2,635,000
                                                                  ============     ============

          Principal maturities required under the bond agreement are as follows:

             YEARS ENDING MARCH 31,
             ----------------------

                       2004                                  $   140,000
                       2005                                      150,000
                       2006                                      165,000
                       2007                                      175,000
                       2008                                      190,000
                       Thereafter                              1,815,000
                                                            ------------
                                                            $  2,635,000
                                                            ============

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001

NOTE 7 -  JOINT VENTURE ACTIVITIES

          In October 2000, the Company entered into a joint development and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, was initially owned 80.1% by the Company and 19.9% by Elan. ERL was to fund its research through capital contributions from its partners based on the partners' respective ownership percentage. ERL subcontracted research and development efforts to the Company, Elan and others. It was anticipated that the Company would provide most of the formulation and development work. The Company had commenced work for three products. For the years ended March 31, 2003, 2002 and 2001, the Company charged $187,810, $601,057 and $80,932, respectively, to ERL which was reflected in product formulation fees. Intercompany profits and losses were eliminated.

          ERL was initially capitalized with $15,000,000 which included the issuance of 6,000 voting common shares, par value $1.00 per share, and 6,000 non-voting convertible preferred shares, par value $1.00 per share. All of the voting shares were held by the Company, with the non-voting convertible preferred shares held by both the Company and Elan, being split 3,612 shares and 2,388 shares, respectively. Elite's and Elan's respective ownership in ERL did not change during the term of the joint venture.

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

          For the years ended March 31, 2003, 2002 and 2001, ERL recognized net losses of $232,742, $633,642 and $15,080,931, respectively. The
          Company recognized 80.1% of ERL's losses, or $186,379, $507,640 and $12,079,827, respectively, for the years ended March 31, 2003, 2002 and 2001. The product formulation fees of $187,810, $601,057 and $80,931 earned by the Company for services rendered to ERL for the years ended March 31, 2003, 2002 and 2001, respectively, are included in ERL's expenses. During fiscal year 2001, ERL paid $15,000,000 to Elan for a license providing ERL non-exclusive rights to use certain Elan in-process drug delivery technologies. The Elan technology rights acquired relate to very early stage technology that, in the opinion of management, have not reached technological feasibility and have no future alternative uses. Through the date of its termination, ERL had not recognized any revenue.

          In December 2000, ERL approved one product for development at its first organizational meeting. In March 2001, the management committee of ERL met to finalize its budget and business plan and to complete a preliminary formulation of the drug product. As of March 31, 2003, ERL completed in-vivo (pilot clinical trial) on the first product and began formulation and development of two additional products.

          As of March 31, 2002, the Company owed ERL $435,754, representing its 80.1% of unfunded contributions to ERL through March 31, 2002.

          During fiscal year 2003, the Company consummated a termination agreement (the "Termination Agreement") with Elan to acquire all of Elan's interest in ERL. As further discussed in Note 10, the joint venture was terminated effective September 30, 2002.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001

NOTE 7  - JOINT VENTURE ACTIVITIES (CONTINUED)

          Under the Termination Agreement, among other things, the Company acquired all proprietary, development and commercial rights for the worldwide markets for the products developed by ERL. In exchange for the assignment, ERL agreed to pay Elan a royalty on certain revenues that may be realized from the once-a-day Oxycodone product that has been developed by ERL. Effective October 2002, the Company is solely responsible to fund ERL's product development.

          The Company did not pay, nor did Elan receive any cash consideration under the Termination Agreement. Furthermore, the Company has the exclusive rights to the proprietary, development and commercial rights for the worldwide markets for two other products developed by ERL. The Company is not required to pay Elan royalties on revenues that may be realized from these products.

          The Company accounted for this acquisition by consolidating ERL as a wholly-owned subsidiary as of September 30, 2002. As more specifically described in Note 10, Elan converted 773,000 shares of Series B Preferred Stock, according to their terms, into 52,089 shares of the Company's common stock. This resulted in an increase in common stock of $521 and an increase in additional paid in capital of $772,479. As a result, the Series B Preferred Stock was eliminated.

          As further disclosed in Note 10, the acquisition resulted in the conversion of 13,756 shares of Series A Preferred Stock into 764,221 shares of Elite's common stock in accordance with their terms. The Company accounted for this conversion by increasing common stock in the amount of $7,642 and by a corresponding increase in additional paid in capital of $13,748,332. As a result, the Series A Preferred Stock was eliminated.

          As a result of the Termination Agreement, ERL became a wholly owned subsidiary of the Company as of September 30, 2002. Elan retained certain securities of Elite it had obtained in connection with the joint venture and transferred other such securities to a third-party, as further discussed in Note 10.

          The following is a condensed balance sheet of ERL on September 30, 2002 (the date of acquisition):

          Current Assets

          Cash                                             $      1,084
                                                           ------------

                 Total assets                              $     1,084
                                                           ============

          Current Liabilities

          Accounts payable                                 $    84,597
                                                           -----------

                  Total liabilities                             84,597

          Shareholders' deficit                                (83,513)
                                                           ------------

                                                           $     1,084
                                                           ===========

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001

NOTE 7  - JOINT VENTURE ACTIVITIES (CONTINUED)

          The following are unaudited pro-forma consolidated results of operations for the years ended March 31, 2003, 2002 and 2001, assuming the acquisition was completed on April 1, 2000.

                                                                       YEAR ENDED MARCH 31,
                                                      -------------------------------------------------------
                                                             2003               2002              2001
                                                             -----              -----             ----
                                                          (Unaudited)        (Unaudited)      (Unaudited)

          Revenue                                       $       442,500   $        596,450   $       14,314

          Net (loss) available to common
               Shareholders                             $    (4,107,785)  $     (1,900,529)  $  (16,966,085)

          Net (loss) available to common
               shareholders per share -
               basic and diluted                        $         (0.40)  $          (0.19)  $        (1.85)

          Unaudited pro-forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

NOTE 8  - INCOME TAXES

          The components of the provision (benefit) for income taxes are as follows:

                                                                       YEAR ENDED MARCH 31,
                                                         -----------------------------------------------
                                                               2003             2002           2001
                                                               ----             ----           ----
          Federal:
              Current                                      $        -        $       -      $       -
              Deferred                                              -                -              -
                                                           ----------        ---------      ---------
          State:
              Current                                             400            2,430          4,382
              Deferred                                              -                -              -
              Sale of New Jersey net operating losses         (71,674)        (137,818)      (368,343)
                                                           ----------        ---------      ---------
                                                              (71,274)        (135,388)      (363,961)
                                                           ----------        ---------      ---------
                                                           $  (71,274)       $(135,388)     $(363,961)
                                                           ==========        =========      =========

          In the year ended March 31, 2001, the Company received approval for the sale of $4,872,267 of New Jersey net operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefit approved for receipt by the Company during the year ended March 31, 2001 was $368,343 of which $222,211 and $146,132 was received in 2001 and in 2002, respectively.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001

NOTE 8  - INCOME TAXES

          During the year ended March 31, 2002, the Company received approval for the sale of an additional $1,822,989 of New Jersey net-operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefit approved for receipt by the Company during the year ended March 31, 2002 was $137,818, of which $71,741 was received in November 2001. The remaining balance of $66,077 was received in 2003.

          During the year ended March 31, 2003, the Company received approval for the sale of an additional $915,430 of New Jersey net-operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefit received in 2003 was $71,674.

          The major components of deferred tax assets at March 31, 2003 and 2002 are as follows:

                                                     2003            2002
                                                     ----            ----
          Net operating loss carry forwards      $  4,486,167    $  3,128,375
          Valuation allowance                      (4,486,167)     (3,128,375)
                                                 ------------    ------------
                                                 $        ---    $        ---
                                                 ============    ============

          At March 31, 2003, a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will be utilized. The valuation allowance increased during 2003, 2002 and 2001 by $1,357,792, $304,375 and $259,000, respectively.

          At March 31, 2003, for federal income tax purposes, the Company has unused net operating loss carryforwards of approximately $14,004,778 expiring in 2007 through 2015. For state tax purposes, the Company has $6,275,875 of unused net operating losses, which are net of the $7,610,686 of New Jersey net-operating losses sold, as discussed above.

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

          EMPLOYMENT AGREEMENT

          The Company had an employment agreement ("Employment Agreement") with its former President/CEO, Atul M. Mehta.

          On June 3, 2003, Dr. Mehta resigned from all positions that he held with the Company, while reserving his rights under his Employment Agreement and under common law. On July 3, 2003, Dr. Mehta instituted litigation against Elite and one of its directors, in the Superior Court of New Jersey, for, among other things, allegedly breaching his Employment Agreement and for defamation, and claims that he is entitled to receive his salary through June 6, 2006. His salary would total approximately $1 million through June 6, 2006.

          The Company believes Dr. Mehta's claims are without merit and intends to vigorously contest this action. Prior to Dr. Mehta's resignation, a majority of the members of the Company's Board of Directors had notified Dr. Mehta that they believed that sufficient grounds existed for the termination of his employment for "Severe cause" pursuant to his Employment Agreement. If Elite is ordered to pay Dr. Mehta, it would have a material adverse effect on the Company's financial condition and results of operations.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001

NOTE 9 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

          EMPLOYMENT AGREEMENT (CONTINUED)

          In addition, Dr. Mehta's Employment Agreement contains a provision to the effect that if he terminates his employment because of, among other reasons, substantial interference with the discharge of his responsibilities or Elite's purported change of his duties and responsibilities without Dr. Mehta's consent, he would have non-exclusive inventorship rights and copyrights in all inventions that were developed by Elite in the twelve months prior to the termination of employment, through Dr. Mehta's efforts. Dr. Mehta claims that he terminated his employment with Elite because of substantial interference with the discharge of his responsibilities and Elite's purported change of his duties and responsibilities without Dr. Mehta's consent. The Company maintains that Dr. Mehta does not own any of its intellectual property and intends to oppose vigorously any effort by Dr. Mehta to enforce the provision in his Employment Agreement that provides for non-exclusive inventorship rights to Dr. Mehta. However, there is no assurance that the Company's position will be upheld. If the Company is not successful in its claims regarding Dr. Mehta and the intellectual property, it would have a material adverse effect on the Company's financial position and its results of operations.

          CONSULTING AGREEMENTS

          On August 1, 1997, the Company entered into agreements with two corporations, one of which is a shareholder, to provide various consulting services for a period of three years. Terms of the agreements include the following:

          a.   Combined monthly fees of $15,000.

          b. The issuance of 350,000 warrants to purchase common stock at an exercise price of $6.00 per share for a period of five (5) years.

          Such agreements terminated on July 31, 2000. The Company entered into two new agreements (the "2000 Agreements") with these Companies commencing on September 1, 2000 and terminating on December 31, 2000. Such agreements called for combined monthly fees of $7,500. One agreement was extended through December 31, 2001 and then terminated and the other agreement was subsequently extended until March 31, 2002, calling for payments of $5,000 per month.

          Consulting expenses under the 2000 Agreements amounted to $15,000, $67,500 and $97,500, for the years ended March 31, 2003, 2002 and 2001, respectively.

          On August 1, 1998, the Company entered into a consulting agreement (the "1998 Agreement") with a company for the purpose of providing management, marketing and financial consulting services for an unspecified term. Terms of the agreement provide for a nonrefundable monthly fee of $2,000. This compensation will be applied against amounts due pursuant to a business referral agreement entered into on April 8, 1997 (the "1997 Agreement") with the same party.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001

NOTE 9 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

          CONSULTING AGREEMENTS (CONTINUED)

          Terms of the 1997 Agreement provide for payments by the Company based upon a formula, as defined, for an unspecified term. On November 14, 2000, the Company amended its 1997 Agreement to provide certain consulting services for the period beginning November 1, 2000 through October 31, 2003. The Company previously advanced $20,000 under the 1997 Agreement in addition to a payment of $50,000 made during the year ended March 31, 2001. The 1997 Agreement calls for 25 monthly installments of $3,200 beginning on December 1, 2001.

          Consulting expense under the 1997 and 1998 Agreements amounted to $38,400, $12,800 and $50,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

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

          COLLABORATIVE AGREEMENTS

          On June 27, 2001, the Company entered into two separate and distinct development and license agreements with another pharmaceutical company ("partner"). The Company is developing two drug compounds for the partner in exchange for certain payments and royalties. The Company also reserves the right to manufacture the compounds. The Company received $250,000 and $300,000, respectively, on these two agreements. These amounts have been earned as of March 31, 2002. The Company is currently proceeding with the development and formulation for both products as specified in the development agreements. During the year ended March 31, 2003, the Company earned revenues of $85,000 for additional development and formulation for both products.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001

NOTE 9 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

          COLLABORATIVE AGREEMENTS (CONTINUED)

          On September 13, 2002, the Company, entered into a manufacturing agreement with Ethypharm S.A. ("Ethypharm"). Under the terms of this agreement, the Company has initiated the manufacturing of a new prescription drug product for Ethypharm. The Company received an upfront manufacturing fee for the first phase of the technology transfer and billed an additional amount upon the completion of the first phase of manufacturing. The Company is entitled to receive additional fees in advance for the final phase of the manufacturing. In addition, if and when FDA approval is obtained and if requested by Ethypharm, the Company will manufacture commercial batches of the product on terms to be agreed upon. As of March 31, 2003, the Company billed and earned revenues of $280,000 under this agreement, in accordance with the substantive milestone method of revenue recognition. Under this method, the milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event. Accordingly, the non-refundable milestone payments are recognized in full when the milestone is achieved. In addition to milestone payments, the Company billed and recognized $75,000 in additional revenues as a result of the manufacturing and delivery of additional batches.

          CONTINGENCIES

          Elite Labs is the plaintiff in a civil action brought in the Superior Court of New Jersey on November 20, 2000 against three parties to recover damages in an unspecified amount based on the alleged failure of the defendants to properly perform and complete certain pharmaceutical tests and studies for which Elite paid approximately $950,000.

          The defendants have brought a counterclaim of approximately $250,000 allegedly due for services rendered to Elite by the defendants for the completion of bioequivalency studies and for the storage of laboratory samples. Elite is vigorously contesting the counterclaim.

          The action and counterclaim are proceeding in pretrial discovery under a Case Management Order entered by the court. All discovery is expected to be completed by July 15, 2003. If such action or counterclaim is in favor of defendants, the recovery, if any, would not have a material effect on the Company's financial condition or results of operations. Legal counsel is unable to predict the outcome of these actions. Accordingly, no provisions for liability, if any, has been provided in the accompanying consolidated financial statements.

          The Company's former President/CEO instituted litigation against the Company and one of its directors in the Superior Court of New Jersey on July 3, 2003, as further discussed above under "Employment Agreement" and in Note 13.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001

NOTE 10 - REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

          TREASURY STOCK TRANSACTIONS

          At a special meeting of the Company's Board of Directors held on June 27, 2002, the Board authorized the Company to purchase up to 100,000 shares of its common stock in the open market no later than December 31, 2002. As of March 31, 2003, the Company had purchased 100,000 shares of common stock for total consideration of $306,841.

          PUBLIC OFFERINGS

          In July 1998 the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, for the purpose of registering securities previously sold to and held by various corporations and individuals. The Company did not receive any proceeds upon filing of this Form SB-2. The securities registered consisted of 3,725,000 shares of the Company's $.01 par value common stock, including 1,525,000 redeemable common stock purchase warrants.

          In March 2000, the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, for the purpose of registering securities previously sold to and held by various corporations and individuals. The Company did not receive any proceeds upon filing of this Form SB-2. The securities registered consisted of 3,297,539 shares of the Company's $.01 par value common stock, 2,022,537 underlying Class A and Class B common stock purchase warrants, and 317,250 Class A common stock purchase warrants.

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

          SERIES A PREFERRED STOCK

          As further discussed in Note 7, on October 16, 2000, Elite entered into an agreement (the "Joint Venture Agreement") with Elan International Services, Ltd. and Elan Corporation, plc. (together "Elan"), under which the parties formed a joint venture, Elite Research, Ltd. ("ERL"). Under the terms of the Joint Venture Agreement, 409,165 shares of the Company's common stock and 12,015 shares of a newly created Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock") were issued to Elan for consideration of $5,000,000 and $12,015,000, respectively. Proceeds from the sale of the Series A Preferred Stock were used to fund the Company's 80.1% share of ERL, as further discussed in Note 7.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001


NOTE 10 - REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
              (NET CAPITAL DEFICIENCY) (CONTINUED)

          SERIES A PREFERRED STOCK (CONTINUED)

          The Series A Preferred Stock was exchangeable at the option of the holder for that amount of the preferred shares of ERL which would allow Elan to own a total of 50% of the issued and outstanding common and preferred shares of ERL. Because of this exchange feature, the Company has classified its Series A Preferred Stock, in the amount of $12,015,000, outside of permanent equity at March 31, 2001 and 2002, in accordance with EITF Topic No. D-98. The preferred shares were non-voting and had a liquidation preference equal to their original issue price.

          The Series A Preferred Stock accrued a dividend of 7% per annum, compounded annually and payable in shares of Series A Preferred Stock. Dividends accrued and compounded annually beginning on October 16, 2001. As of September 30, 2002 (the termination date of the Joint Venture), the Company had accrued dividends of $1,740,973 on the Series A Preferred Stock.

          SERIES B PREFERRED STOCK

          On October 17, 2000, the Company authorized 7,250,000 shares of newly created Series B Preferred Stock of which 4,806,000 was designated for issuance to Elan for a total consideration of $4,806,000. These shares were issuable from time to time to fund the Company's 80.1% portion of capital contributions to ERL and for funding of the research and development activities for ERL.

          The Series B Preferred Stock accrued a dividend of 7% per annum of the original issue price, compounded on each succeeding twelve month anniversary of the first issuance and payable solely by the issuance of additional shares of Series B Preferred Stock, at a price per share equal to the original issue price. Dividends were accrued and compounded commencing one year after issuance. As of September 30, 2002 (the termination date of the joint venture), the Company had accrued dividends of $14,000 on the Series B Preferred Stock.

          During the fiscal year ended March 31, 2003, the Company made capital contributions to ERL in the amount of $573,000. These contributions were financed by the proceeds from the issuance to Elan of 573,000 shares of Series B Preferred Stock. These contributions were in addition to a capital contribution in the amount of $200,000 made by the Company to ERL during the fiscal year ended March 31, 2002.

          JOINT-VENTURE TERMINATION

          In addition to the issuance of shares as described above, on October 17, 2000 the Company issued to Elan 100,000 warrants to purchase the Company's common stock at an exercise price of $18 per share. The warrants are exercisable at any time on or before October 17, 2005. Subject to a Termination Agreement between the Company and Elan dated September 30, 2002, the Company acquired Elan's 19.9% interest in ERL, and Elan transferred its warrants and its 12,015 shares of Series A Preferred Stock to a third party along with accrued dividends of 1,741 shares. On November 6, 2002, under a transfer and assignment among the Company, Elan and a third party purchaser, all 13,756 shares of Series A Preferred Stock have been converted, according to their terms, into 764,221 shares of the Company's common stock using the $18 per share price. Elan retained 409,165 shares of the Company's common stock and 773,000 shares of Series B Preferred Stock, the latter of which was converted into 52,089 shares of the Company's common stock. Both of the Series A and Series B preferred stock were converted into the Company's common stock in accordance with their terms. The warrants remain unexercised at March 31, 2003.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001


NOTE 10 - REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
            (NET CAPITAL DEFICIENCY) (CONTINUED)

          JOINT-VENTURE TERMINATION (CONTINUED)

          For the period of one year after the issuance of the above common stock, Elan and the third party purchaser have the right to require registration under the Securities Act of 1933, as amended ("the Securities Act") of all or part of these securities. All registration expenses would be borne by the requesting party. Elan and the third party purchaser also have the right to piggyback registration if at any time the Company proposes to register shares of its common stock under the Securities Act.

          WARRANTS

          To date, the Company has authorized the issuance of common stock purchase warrants, with terms of five to six years, to various corporations and individuals, in connection with the sale of securities, loan agreements and consulting agreements. Exercise prices range from $2.00 to $18.00 per warrant. The warrants expire at various times through October 17, 2005.

          A summary of warrant activity for the years indicated were are follows:

                                                                  2003               2002             2001
                                                                  ----               ----             ----
          Beginning balance                                     2,669,477         2,983,928         3,020,869
          Warrants issued                                                                             100,000
          Warrants issued pursuant to Placement Agent
                    Agreement                                      52,884             8,136             2,260
          Placement Agent Warrants Exercised                     (158,652)          (24,408)          (50,766)
          Warrants exercised or expired                        (1,829,957)         (298,179)          (88,435)
                                                             ------------       -----------       -----------

          Ending balance                                          733,752         2,669,477         2,983,928
                                                             ------------       -----------       -----------

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001


NOTE 10 - REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
            (NET CAPITAL DEFICIENCY) (CONTINUED)

          CLASS A WARRANT EXCHANGE OFFER (CONTINUED)

          The Exchange Offer must be registered under applicable federal and state securities laws and will only be made pursuant to an effective registration statement meeting applicable legal requirements. A registration statement was filed with the Securities and Exchange Commission on December 6, 2002, with respect to the Exchange Offer, but has not yet been declared effective by the SEC.

          During the year ending March 31, 2003, the Company has taken a charge of $242,338 relating to the exchange offer, which represents the fair value of the new warrants, net of anticipated proceeds, assuming all Class A Warrants will be exchanged. The per share weighted-average fair value of each warrant on the date of grant was $1.10 using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 73.77%; risk-free interest rate of 2.88%; and expected lives of 3 years.

          For the year ended March 31, 2003 the Company incurred legal fees and other costs amounting to approximately $100,000, in connection with the Exchange Offer, which has been charged to additional paid-in capital.

NOTE 11 - STOCK OPTION PLANS

          Under various qualified and non-qualified plans, the Company may grant stock options to officers, selected employees, as well as members of the board of directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company's common stock at the date of grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant. Transactions under the various stock option and incentive plans for the years indicated were as follows:

                              2003                       2002                      2001
                    -------------------------- ------------------------ --------------------------
                                   AVERAGE                    AVERAGE                    AVERAGE
                                   WEIGHTED                  WEIGHTED                   WEIGHTED
                                   EXERCISE                  EXERCISE                   EXERCISE
                        SHARES      PRICE         SHARES       PRICE        SHARES        PRICE
                        ------      -----         ------       -----        ------        -----
Outstanding at        2,056,850  $     5.82     2,009,064   $     5.64    1,935,714   $      5.56
beginning of year
Granted                 210,000        5.00       113,000         9.22      518,100          6.94
Exercised                   ---         ---       (20,000)        6.00      (18,750)         2.00
Expired                     ---         ---       (25,000)        7.80     (426,000)         7.00
Purchased for
retirement                  ---         ---       (20,214)        4.00          ---           ---
                    -----------  -----------   ----------  ------------ ------------  -------------
Outstanding at
end of year           2,266,850  $     5.74     2,056,850   $     5.82    2,009,064   $      5.64
                    ===========  ===========   ==========  ============ ============  =============

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001

NOTE 11 - STOCK OPTION PLANS (CONTINUED)

          The following table summarizes information about stock options outstanding at March 31, 2003:

                                               WEIGHTED AVERAGE      WEIGHTED-                WEIGHTED
                                                   REMAINING          AVERAGE                  AVERAGE
             RANGE OF            SHARES           CONTRACTUAL        EXERCISE     SHARES     EXERCISABLE
          EXERCISE PRICE      OUTSTANDING        LIFE (YEARS)          PRICE    EXERCISABLE     PRICE
          --------------      -----------        ------------          -----    -----------     -----
          $        2.00             718,750               2.76     $     2.00      718,750    $    2.00
                   5.00             210,000               4.75           5.00          ---          ---
            6.00 - 7.00             725,100               3.93           6.26      714,400         6.24
                   8.25              50,000               2.25           8.25       10,000         8.25
           9.00 - 10.00             563,000               7.17          10.00      231,000        10.00
          -------------      ---------------   -----------------  ------------- ------------ -----------
          $2.00 - 10.00           2,266,850               4.40     $     5.74    1,674,150    $    4.95
          -------------      --------------    -----------------  ------------- ------------ -----------

          The per share weighted-average fair value of each option granted during fiscal 2003, 2002 and 2001 was $1.28, $8.38 and $6.12, respectively, on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions; no dividend yield; expected volatility of 75.40%, 76.69% and 87.29% for fiscal years 2003, 2002 and 2001, respectively; risk-free interest rate of 4.0% in 2003 and rates ranging from 4.55% to 4.875% in 2002, and 5.12% to 6.20% in 2001; and expected lives of approximately five years.

NOTE 12 - MAJOR CUSTOMERS

          For the years ended March 31, revenues from major customers are as follows:

                                               2003        2002       2001
                                               ----        ----       ----

             Customer A                       29.79%       50.19%      84.90%
             Customer B                         --          --         13.90
             Customer C                       56.32%        --          --
             Customer D                       13.49%        --          --

          Customer A represents ERL, a joint-venture until September 30, 2002, when it became a wholly-owned subsidiary of the Company, as further discussed in Note 7. Revenues after September 30, 2002, are eliminated in consolidation.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003, 2002 AND 2001

NOTE 13 - SUBSEQUENT EVENTS

          On June 3, 2003, the Company's founder and former president and chief executive officer resigned from all of his positions with the Company. Following his resignation, the Board of Directors appointed a new Chairman and Chief Executive Officer. The Company's new president and CEO shall be paid a base salary of $200,000 per annum and was granted options to purchase 300,000 shares of the Company's common stock. Such options vested immediately and have an exercise price equal to $2.01, the closing price of a share of common stock on June 3, 2003.

          On July 3, 2003, the Company entered into an agreement with an investment banking firm to assist the Company in connection with potential strategic transactions, including acquisitions. This agreement provides for a $50,000 non-refundable retainer and additional compensation aggregating $100,000 if and when certain evaluations and reports are completed in the future.

          As further discussed in Note 9, the Company's former President/CEO instituted litigation against the Company and one of its directors, on July 3, 2003, in the Superior Court of New Jersey, for, among other things, allegedly breaching his Employment Agreement and for defamation, and claims that he is entitled to receive his salary through June 6, 2006.

[LOGO] KPMG


      Chartered Accountants


      Crown House                Mail Address:          Telephone (441) 295 5063
      4 Par-la-Ville Road        P.O. Box HM 906        Fax (441) 295 9132
      Hamilton HM 08             Hamilton HM DX         Email kpmg@kpmg.bm
      Bermuda                    Bermuda



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

/s/ KPMG

Chartered Accountants
Hamilton, Bermuda
June 11, 2002

                              ELITE RESEARCH, LTD.
                              FINANCIAL STATEMENTS

                               September 30, 2002


ELITE RESEARCH, LTD.

Balance Sheets


---------------------------------------------------------------------------------------------------------
                                                      SEPTEMBER 30,                        MARCH 31,
                                                           2002           MARCH 31,           2001
                                                       (UNAUDITED)          2002          (UNAUDITED)
                                                       -----------          ----          -----------
ASSETS

Cash and cash equivalents                              $     1,084      $      63,478     $        ---
                                                       -----------      -------------     ------------

      Total assets                                     $     1,084      $      63,478     $        ---
                                                       -----------      -------------     ------------

LIABILITIES

Deferred capital contributions                         $       ---      $      62,990     $        ---
Accounts payable to related parties (Note 3)                82,799            544,012           80,931
Accounts payable - other                                     1,798                ---              ---
                                                       -----------      -------------     ------------

      Total liabilities                                     84,597            607,002           80,931
                                                       -----------      -------------     ------------

SHAREHOLDERS' EQUITY

Voting common shares (Note 5)
      Authorized, issued and fully paid
      6,000 shares of par value $1.00 each                   6,000              6,000            6,000
Non-voting convertible preferred shares
      Authorized, issued and fully paid
      6,000 shares of par value $1.00 each (Note 5)          6,000              6,000            6,000
Additional paid-in capital (Note 6)                     15,851,742         15,159,049       14,988,000
Retained deficit                                       (15,947,255)       (15,714,573)     (15,080,931)
                                                       -----------      -------------     ------------

      Total shareholders' equity                           (83,513)          (543,524)         (80,931)
                                                       -----------      -------------     ------------

      Total liabilities and shareholders' equity       $     1,084      $      63,478     $        ---
                                                       ===========      =============     ============




See accompanying notes to financial statements


ELITE RESEARCH, LTD.

Statements of Operations

---------------------------------------------------------------------------------------------------------------
                                                                    FOR YEAR ENDED
                                                                       MARCH 31,
                                                   2003                   2002                  2001
                                                   ----                   ----                  ----
                                               (UNAUDITED)              (AUDITED)            (UNAUDITED)
                                            (APRIL 1, 2002 TO                             (OCTOBER 6, 2000,
                                              SEPTEMBER 30,                                     DATE OF
                                                  2002)                                    INCORPORATION, TO
                                                                                               MARCH 31)
INCOME

Interest income                              $          ---          $           48        $          ---
                                             --------------          --------------        ---------------

      Total income                                      ---                      48                    ---
                                             --------------          --------------        ---------------
EXPENSES

Research and development (Note 3)                   191,667                 619,693                 80,931
General and administrative                           41,015                  13,997                    ---
License fee (Note 4)                                    ---                     ---             15,000,000
                                             --------------          --------------        ---------------
      Total operating expenses                      232,682                 633,690             15,080,931
                                             --------------          --------------        ---------------

Net (loss)                                   $    (232,682)          $    (633,642)        $  (15,080,931)
                                             ==============          ==============        ===============






See accompanying notes to financial statements


ELITE RESEARCH, LTD.

Statements of Changes in Shareholders' Equity

-----------------------------------------------------------------------------------------------------------------------

                                                                              FOR YEAR ENDED
                                                                                 MARCH 31,
                                                             2003                   2002                  2001
                                                             ----                   ----                  ----
                                                         (UNAUDITED)              (AUDITED)            (UNAUDITED)
                                                      (APRIL 1, 2002 TO                             (OCTOBER 6, 2000,
                                                        SEPTEMBER 30,                                     DATE OF
                                                            2002)                                    INCORPORATION, TO
                                                                                                         MARCH 31)
VOTING COMMON SHARES
Balance at beginning of period                          $       6,000          $       6,000          $         ---
Shares issued during the period (Note 5)                          ---                    ---                  6,000
                                                        -------------          --------------         -------------

Balance at end of period                                        6,000                  6,000                  6,000
                                                        -------------          --------------         -------------

NON-VOTING CONVERTIBLE PREFERRED
      SHARES
Balance at beginning of period                                  6,000                  6,000                   ---
Shares issued during the period (Note 5)                          ---                    ---                 6,000
                                                        -------------          --------------         -------------

Balance at end of period                                        6,000                  6,000                 6,000
                                                        -------------          --------------         -------------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                             15,159,049             14,988,000                   ---
Additional paid-in capital during the
      period (Note 6)                                         692,693                171,049            14,988,000
                                                        -------------          --------------         -------------

Balance at end of period                                   15,851,742             15,159,049            14,988,000
                                                        -------------          --------------         -------------

DEFICIT
Balance at beginning of period                            (15,714,573)            (15,080,931)                  ---
Net loss for the period                                      (232,682)               (633,642)          (15,080,931)
                                                        -------------          --------------         -------------

Balance at end of period                                  (15,947,255)            (15,714,573)          (15,080,931)
                                                        -------------          --------------         -------------

TOTAL SHAREHOLDERS' DEFICIT                             $     (83,513)         $     (543,524)        $     (80,931)
                                                        =============          ===============        =============



See accompanying notes to financial statements


ELITE RESEARCH, LTD.

Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------------------

                                                                              FOR YEAR ENDED
                                                                                 MARCH 31,
                                                             2003                   2002                  2001
                                                             ----                   ----                  ----
                                                         (UNAUDITED)              (AUDITED)            (UNAUDITED)
                                                      (APRIL 1, 2002 TO                             (OCTOBER 6, 2000,
                                                        SEPTEMBER 30,                                     DATE OF
                                                            2002)                                    INCORPORATION, TO
                                                                                                         MARCH 31)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                              $    (232,682)         $    (633,642)         $ (15,080,931)
Adjustments to reconcile net income to net
      cash provided by operating activities:
         Deferred capital contributions                       (62,990)                    ---                   ---
         Due to related parties                              (461,213)                463,081                80,931
         Accounts payable - other                               1,798                     ---                   ---
                                                        -------------          --------------         -------------

         Cash used in operating activities                   (755,087)               (170,561)          (15,000,000)
                                                        -------------          --------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital                                    692,693                 234,039                   ---
Proceeds from issuance of common stock                            ---                     ---             7,500,000
Proceeds from issuance of non-voting
      convertible preferred shares                                ---                     ---             7,500,000
                                                        -------------          --------------         -------------
         Cash provided by financing activities                692,693                 234,039            15,000,000
                                                        -------------          --------------         -------------

Net change in cash and cash equivalents                       (62,394)                 63,478                   ---

Cash and cash equivalents at beginning of
         period                                                63,478                     ---                   ---
                                                        -------------          --------------         -------------

Cash and cash equivalents at end of period              $       1,084          $       63,478         $         ---
                                                        =============          ==============         =============




See accompanying notes to financial statements

ELITE RESEARCH, LTD.

Notes to Financial Statements

September 30, 2002
--------------------------------------------------------------------------------

NOTE 1 -  GENERAL

          Elite Research, Ltd. (the "Company") ("ERL") was incorporated on October 6, 2000 under the Laws of Bermuda, in order to engage in research and development activities for the purpose of obtaining Food and Drug Administration approval, and thereafter, commercially exploiting generic and new controlled-release pharmaceutical products using the technologies of the joint venture partners of the Company.

          The Company was owned by Elite Pharmaceuticals, Inc. ("Elite") and Elan International Services, Ltd. ("EIS"), a wholly owned subsidiary of Elan Corporation plc, holding 80.1% and 19.9% (non-voting shares) of the shares respectively, until September 30, 2002 when the owners consummated a termination agreement (the "Termination Agreement") whereby Elite acquired all of Elan's interest in the Company. As a result of the Termination Agreement, the joint venture terminated and Elite owned 100 percent of ERL's stock. Accordingly, ERL became a wholly owned subsidiary of Elite as of September 30, 2002. All proprietary development and commercial rights for worldwide markets for products developed by ERL was acquired by Elite. In exchange for the assignment, the Company agreed to pay Elan a royalty on certain revenues that may be realized from the once-a-day Oxycodone product that has been developed by ERL.

          On December 31, 2002, ERL was merged into a new Delaware corporation, Elite Research, Inc. ("ERI"), a wholly owned subsidiary of Elite. The merger was accounted for as a tax-free reorganization.

          The Company was subject to the terms and conditions of a joint development and operating agreement between Elite Laboratories, Inc. ("Elite Labs"), a wholly owned subsidiary of Elite, and Elan to develop products using drug delivery technologies and expertise of both Elite and Elan. The Company funded its research through capital contributions from its partners based on the partner's ownership percentage. The Company subcontracted research and development efforts to Elite Labs and Elan. Elite Labs provided most of the formulation and development work. Elite Labs had completed in-vivo (pilot clinical trial) on the once-a-day Oxycodone product the Company had formulated and began formulation and development of two additional products as of September 30, 2002.

          The Company was initially capitalized with $15,000,000, which included the issuance of 6,000 Voting Common Shares and 6,000 Non-Voting Convertible Preferred Shares. The proceeds of $15,000,000 were used to pay a licensing fee to Elan, under the terms of a license agreement entered into between Elan and the Company as fully described in Note 4.

ELITE RESEARCH, LTD.

September 30, 2002
--------------------------------------------------------------------------------

NOTE 1 -  GENERAL (continued)

          As of September 30, 2002, the Company had a deficit of $15,947,255. The Company was in the research and development stage, and hence was not yet generating revenue. The Company's shareholders had, by way of Joint Development and Operating Agreement, agreed to provide additional funding. As a result of the termination agreement, Elite Labs will provide all additional funding.

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          The financial statements of ERL are presented for the periods during which it was an unconsolidated subsidiary of Elite Pharmaceuticals, Inc. As of October 1, 2002, all transactions and results of operations were included in consolidated financial statements of Elite Pharmaceuticals, Inc.

          CASH AND CASH EQUIVALENTS

          The Company considers highly liquid short-term investments purchased with initial maturities of three months or less to be cash equivalents.

          RESEARCH AND DEVELOPMENT COSTS

          Research costs are charged as an expense of the period in which they are incurred.

          REVENUE RECOGNITION

          To date, the Company had not generated revenues, however, it expects that future revenues, if any, will be earned primarily by licensing certain pharmaceutical products. Such revenues will be recorded as certain projected goals are attained, as defined in the individual contract.

          Future revenues related to the licensing of certain pharmaceutical products to the Company's customers, which have been developed by the Company, will be recognized at the time the customer obtains the legal right to the use of the product.

          USE OF ESTIMATES

          The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

ELITE RESEARCH, LTD.

September 30, 2002
--------------------------------------------------------------------------------

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (continued)

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of cash, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these items.

          RECLASSIFICATIONS

          Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

NOTE 3 -  RELATED PARTY TRANSACTIONS

          For the period April 1, 2002 through September 30, 2002, for the year ended March 31, 2002 and for the period of October 6, 2000 (date of incorporation) through March 31, 2001, ERL recognized net losses of $232,682, $633,642 and $15,080,931, respectively. The net loss for the period April 1, 2002 through September 30, 2002, (date operations ceased) included research and development services rendered by Elite Labs and Elan in the amounts of $187,810 and $3,857, respectively. The net loss for the year ended March 31, 2002 included research and development services rendered by Elite Labs and Elan in the amounts of $600,940 and $18,753, respectively.

          The net loss for the period ended March 31, 2001 included a $15,000,000 payment to Elan for a technology license fee, as well as $80,931 due to Elite Labs for services rendered to ERL.

          As of September 30, 2002, March 31, 2002 and 2001, the Company had outstanding accounts payable to Elite Labs for research and development services in the amounts of $82,799, $525,259 and $80,931, respectively.

          As of September 30, 2002, March 31, 2002 and 2001, the Company had outstanding accounts payable to Elan for research and development services in the amounts of $798, $18,753 and $0, respectively.

NOTE 4 -  LICENSE AGREEMENT

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

ELITE RESEARCH, LTD.

September 30, 2002
--------------------------------------------------------------------------------

NOTE 5 -  NON-VOTING CONVERTIBLE PREFERRED SHARES

           Voting common shares, of par value
           US $1.00 per share

           6,000 shares authorized;
           6,000 shares issued and fully paid                 $     6,000

           Non-voting convertible preferred shares, of
           Par value US $1.00 per share

           6,000 shares authorized;
           6,000 shares issued and fully paid
                                                                    6,000
                                                              -----------

                                                              $    12,000
                                                              ===========

          All of the voting common shares were held by Elite, with the non-voting convertible preference shares held by both Elite and Elan, being split 3,612 shares and 2,388 shares respectively.

          The Preferred shares were convertible at the option of the holders on a one-for-one basis into common shares of the Company at any time after two years from the date of issuance of the preferred stock. The Preferred shares were non-voting, did not bear a dividend and had a liquidation preference equal to their original issue price.

NOTE 6 -  ADDITIONAL PAID-IN CAPITAL

          Certain amounts were provided to fund the operations of the Company as agreed by the shareholders on a pro rata basis based on their equity participation. In addition, within three years from the date of incorporation, the shareholders could provide the Company, on a pro rata basis in accordance with the shareholders respective percentage ownership of capital, up to an aggregate maximum of $6,000,000, as agreed upon by the shareholders, by way of contributed surplus or loans. During the period ended September 30, 2002 and the year ended March 31, 2002, the shareholders contributed an additional $629,703 and $234,039, respectively. As further described in Note 1, the Company was initially capitalized with $15 million. After allocating $6,000 to each of common and preferred shares, $14,988,000 was recognized as additional paid-in capital.

NOTE 7 -  TAXES

          Under current Bermuda law, the Company was not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in taxation until the year 2016.