Form 10-Q
period 2003-06-30
ELITE PHARMACEUTICALS INC /DE/
filed 2003-08-14
CIK 1053369

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of August 8, 2003: 10,559,426.


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2003
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to


                        Commission File Number: 333-45241
--------------------------------------------------------------------------------


                           ELITE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                         22-3542636
----------------------------------------                    --------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


165 Ludlow Avenue, Northvale, New Jersey                          07647
----------------------------------------                    --------------------
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

                                                                Yes [ ]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of August 8, 2003: 10,559,426.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2003
         (unaudited) and March 31, 2003                                  1 - 2

         Consolidated Statements of Operations for the three months
         ended June 30, 2003 and June 30, 2002 (unaudited)                 3

         Consolidated Statement of Changes in Stockholders' Equity
         for the three months ended June 30, 2003 (unaudited)              4

         Consolidated Statements of Cash Flows for the three months
         ended June 30, 2003 and June 30, 2002 (unaudited)                 5

         Notes to Form 10-Q                                              6 - 15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  16 - 19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                20

ITEM 4.  CONTROLS AND PROCEDURES                                          20

PART II  OTHER INFORMATION                                              20 - 22

        Item 1   Legal Proceedings
        Item 2   Changes in Securities and Use of Proceeds
        Item 3   Defaults Upon Senior Securities
        Item 4   Submission of Matters to a Vote of Security-Holders
        Item 5   Other Information
        Item 6   Exhibits and Reports on Form 8-K

SIGNATURES                                                                23

EXHIBITS

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                         June 30,     March 31,
                                                           2003         2003
                                                        ----------   ----------
                                                        (Unaudited)   (Audited)

CURRENT ASSETS:
  Cash and cash equivalents                             $2,311,082   $3,264,081
  Accounts and accrued interest receivable                    --          4,681
  Restricted cash                                          185,518       99,380
  Prepaid expenses and other current assets                 85,033      132,092
                                                        ----------   ----------
     Total current assets                                2,581,633    3,500,234
                                                        ----------   ----------

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                          4,309,628    4,390,553
                                                        ----------   ----------

INTANGIBLE ASSETS - net of accumulated amortization         99,457      104,842
                                                        ----------   ----------

OTHER ASSETS:
  Restricted cash - Debt Service Reserve                   300,000      300,000
  Restricted cash - Note payable                           250,000      250,000
  EDA bond offering costs, net of accumulated
    amortization of $50,927 and $47,627, respectively      147,293      150,593
                                                        ----------   ----------

      Total other assets                                   697,293      700,593
                                                        ----------   ----------

      Total assets                                      $7,688,011   $8,696,222
                                                        ==========   ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     June 30,        March 31,
                                                       2003            2003
                                                   ------------    ------------
                                                   (Unaudited)       (Audited)

CURRENT LIABILITIES:
  Current portion - Note payable                   $     75,000    $     75,000
  Current portion of EDA bonds                          140,000         140,000
  Accounts payable and accrued expenses                 384,031         334,721
                                                   ------------    ------------
    Total current liabilities                           599,031         549,721
                                                   ------------    ------------

LONG TERM LIABILITIES:
  Note payable - net of current portion                 206,250         225,000
  EDA bonds - net of current portion                  2,495,000       2,495,000
                                                   ------------    ------------
    Total long-term liabilities                       2,701,250       2,720,000
                                                   ------------    ------------

    Total liabilities                                 3,300,281       3,269,721
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value;
    Authorized - 25,000,000 shares
    Issued and outstanding - 10,544,426 shares,         105,444         105,444

  Additional paid-in capital                         35,221,315      34,218,832

  Accumulated deficit                               (30,632,188)    (28,590,934)
                                                   ------------    ------------
                                                      4,694,571       5,627,898
  Cost of 100,000 shares of common stock held by
    the Company                                        (306,841)       (306,841)
                                                   ------------    ------------

      Total stockholders' equity                      4,387,730       5,426,501
                                                   ------------    ------------

      Total liabilities and stockholder's equity   $  7,688,011    $  8,696,222
                                                   ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                   ----------------------------
                                                      2003             2002
                                                   ------------    ------------
                                                   (Unaudited)      (Unaudited)

REVENUES:
    Product Formulation Revenues                   $         --    $    105,011
                                                   ------------    ------------
         Total revenues                                      --         105,011
                                                   ------------    ------------

OPERATING EXPENSES:
    Research and development                            487,482         433,260
    General and administrative                          413,556         223,560
    Depreciation and amortization                        89,610          78,210
                                                   ------------    ------------
                                                        990,648         735,030
                                                   ------------    ------------

LOSS FROM OPERATIONS                                   (990,648)       (630,019)
                                                   ------------    ------------

OTHER INCOME (EXPENSES):
    Interest income                                       5,385          35,965
    Interest expense                                    (53,508)        (53,572)
    Equity in loss of Joint Venture                        --          (118,950)
    Charge relating to issuance of stock options     (1,002,483)           --
                                                   ------------    ------------
                                                     (1,050,606)       (136,557)
                                                   ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES               (2,041,254)       (766,576)
                                                   ------------    ------------

PROVISION FOR INCOME TAXES                                 --               400
                                                   ------------    ------------

NET LOSS                                           $ (2,041,254)   $   (766,976)
                                                   ------------    ------------

BASIC AND DILUTED LOSS PER COMMON SHARE            $       (.19)   $       (.08)
                                                   ------------    ------------

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                        10,544,426       9,726,521
                                                   ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                 SERIES A           SERIES B
                              PREFERRED STOCK    PREFERRED STOCK         COMMON STOCK        ADDITIONAL
                              ---------------    ---------------    ---------------------      PAID-IN     TREASURY
                              SHARES   AMOUNT    EQUITY    SHARES     SHARES       AMOUNT      CAPITAL       STOCK
                              ------   ------    ------    ------     ------       ------      -------       -----

BALANCE AT MARCH 31, 2003         --       --        --        --    10,544,426   $105,444   $34,218,832   $(306,841)
(Audited)

Issuance of stock options         --       --        --        --            --         --     1,002,483          --

Net loss for three months
ended June 30, 2003               --       --        --        --            --         --            --          --
                              ------   ------    ------    ------    ----------   --------   -----------   ---------

BALANCE AT JUNE 30, 2003          --   $   --        --    $   --    10,544,426   $105,444   $35,221,315   $(306,841)
   (Unaudited)                ======   ======    ======    ======    ==========   ========   ===========   =========


(CONT'D)

                                 ACCUMULATED       STOCKHOLDERS'
                                   DEFICIT            EQUITY
                                   -------            ------

BALANCE AT MARCH 31, 2003       $(28,590,934)     $  5,426,501
(Audited)


Issuance of stock options                 --         1,002,483

Net loss for three months
ended June 30, 2003               (2,041,254)       (2,041,254)
                                ------------      ------------

BALANCE AT JUNE 30, 2003        $(30,632,188)     $  4,387,730
   (Unaudited)                  ============      ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                            --------------------------
                                                                               2003            2002
                                                                            -----------    -----------
                                                                            (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(2,041,254)   $  (766,976)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and Amortization                                                89,610         78,210
    Equity in loss of Joint Venture                                                  --        118,950
    Charge related to issuance of stock options                               1,002,483             --
    Changes in assets and liabilities:
      Contract revenue receivable                                                 4,681         10,000
      Prepaid expenses and other current assets                                  47,059         35,176
      Amount receivable from Joint Venture                                           --        274,298
      Accounts payable, accrued expenses and other current
      liabilities                                                                49,310        (41,262)
                                                                            -----------    -----------
NET CASH (USED IN) OPERATING ACTIVITIES                                        (848,111)      (291,604)
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturity of short-term investment                                                  --        100,000
  Purchase of property and equipment                                                 --        (98,782)
  Purchase of patent                                                                 --        (12,891)
  Restricted cash                                                               (86,138)        31,972
                                                                            -----------    -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                             (86,138)        20,299
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants                                --         65,843
  Principal bank note payments                                                  (18,750)       (18,750)
                                                                            -----------    -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (18,750)        47,093
                                                                            -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (952,999)      (224,212)

CASH AND CASH EQUIVALENTS - beginning of period                               3,264,081      6,852,434
                                                                            -----------    -----------

CASH AND CASH EQUIVALENTS - end of period                                   $ 2,311,082    $ 6,628,222
                                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                                    $     4,156    $     3,186
  Cash paid (received) for income taxes                                              --            400

SUPPLEMENTAL SCHEDULE NON-CASH TRANSACTIONS
  Preferred stock issuance in exchange for interest
    in joint venture                                                        $        --    $   254,000
  Paydown of amounts due to joint venture through the
    issuance of Common Stock                                                         --       (317,144)
    Reduction of Investment in Joint Venture                                         --         63,144


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

         The information in this Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries ("the Company") including its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite Labs"), for the three months ended June 30, 2003 and 2002 and its wholly-owned subsidiary, Elite Research, Inc. ("ERI"), for the three months ended June 30, 2003. On September 30, 2002, the "Company" acquired from Elan Corporation, plc and Elan International Services, Ltd. (together "Elan"). Elan's 19.9% interest in Elite Research Ltd. ("ERL), a joint venture formed between the Company and Elan where the Company's interest originally was 80.1%. Proforma results of operations are presented as part of Note 3. On December 31, 2002, the Company entered into an agreement of merger whereby ERL (a Bermuda corporation) was merged into a new Delaware corporation, ERI, a wholly owned subsidiary of the Company. As a result of the merger, ERI became the owner of all of the assets and liabilities of ERL. The merger was accounted for as a tax free organization. As of June 30, 2003, the financial statements of all entities are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

         The financial results for the interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.

         The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and should be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended March 31, 2003. There have been no changes in significant accounting policies since March 31, 2003.

         The Company does not anticipate being profitable for fiscal year 2004, therefore a current provision for income tax was not established for the three months ended June 30, 2003. Only the minimum corporation tax liability required for state purposes is reflected.


NOTE 2 - STOCKHOLDERS' EQUITY
         --------------------

         Treasury Stock Transactions
         ---------------------------

         At a special meeting of the Company's Board of Directors held on June 27, 2002, the Board authorized the Company to purchase up to 100,000 shares of its common stock in the open market no later than December 31, 2002. As of June 30, 2003, the Company had purchased 100,000 shares of common stock for total consideration of $306,841.

         Joint Venture Subscription Offering
         -----------------------------------

         In October 2000, the Company entered into a joint development and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, was

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 - STOCKHOLDERS' EQUITY (Continued)
         --------------------

         Joint Venture Subscription Offering (Continued)
         -----------------------------------

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

         During the fiscal year ended March 31, 2003, the Company consummated a termination agreement (the "Termination Agreement") with Elan to acquire all of Elan's interest in ERL. As further discussed in Note 3, the joint venture was terminated effective September 30, 2002. As of September 30, 2002, ERL had completed in-vivo (pilot clinical trial) on the first product and began formulation and development of two additional products.

         Under the Termination Agreement, among other things, the Company acquired all proprietary, development and commercial rights for the worldwide markets for the products developed by ERL. In exchange for the assignment, ERL agreed to pay Elan a royalty on certain revenues that may be realized from the once-a-day Oxycodone product that has been developed by ERL. Effective October 2002, the Company was solely responsible to fund ERL's product development.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 - STOCKHOLDERS' EQUITY (Continued)
         --------------------

         Joint Venture Subscription Offering (Continued)
         -----------------------------------

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

         As a result of the Termination Agreement, ERL became a wholly owned subsidiary of the Company as of September 30, 2002. Elan retained certain securities of Elite it had obtained in connection with the joint venture and transferred other such securities to a third-party, as further discussed in Note 3.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 - STOCKHOLDERS' EQUITY (Continued)
         --------------------

         Warrants and Options
         --------------------

         At June 30, 2003, Elite had outstanding approximately 2,776,850 options with exercise prices ranging from $2.00 to $10.00. At June 30, 2002, Elite had outstanding approximately 2,056,850 warrants with exercise prices ranging from $2.00 to $18.00.

         During the year ended March 31, 2003, the Company issued 210,000 options to purchase common stock to an employee and to members of the Board of the Directors. The options have exercise prices of $5.00 per share and vest over three years. The options expire 10 years from the date of their issuance.

         During the quarter ended June 30, 2003, the Company issued 615,000 options to purchase common stock to employees and to a member of the Board of Directors. The options have exercise prices between $2.01 and $5.00 per share. 600,000 options vested immediately and 15,000 options vest straight-line over three years. The options expire ten years from date of issuance. The per share weighted-average fair value of each option granted during the quarter ended June 30, 2003, was $1.63 on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 75.47%; risk-free interest rate of 4.0%; and expected lives of ten years. The Company has taken a charge of $1,002,483 for the three months ended June 30, 2003 which represents the fair value of the options vested, utilizing the Black-Scholes options pricing model on each grant date.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 - STOCKHOLDERS' EQUITY (Continued)
         --------------------

         Warrants and Options (Continued)
         --------------------


         The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period presented:

                                                      Three Months Ended
                                                           June 30,
                                                  --------------------------
                                                     2003            2002
                                                  -----------    ----------

         Net loss as reported                     $(2,041,254)    $(766,976)

         Add: Stock-based compensation
         expense   included  in  reported
         net loss, net of related tax effects       1,002,483            --

         Deduct: Total stock-based
         Compensation expense determined
         under fair value  method for all
         awards net of related tax effects         (1,222,686)     (267,663)
                                                  -----------    ----------
         Pro-forma net loss                        (2,261,457)   (1,034,639)

         Loss per share as reported                     (0.19)        (0.08)
         Pro-forma loss per share                       (0.21)        (0.11)


         Class A Warrant Exchange Offer
         ------------------------------

         On October 23, 2002, the Company entered into a Settlement Agreement with various parties in order to end a Consent Solicitation contest and various litigation initiated by the Company. The Settlement Agreement provided, among other things, an agreement to commence an exchange offer (the "Exchange Offer") to which holders of the Company's Class A Warrants which expired on November 30, 2002 (the "Old Warrants") would have the opportunity to exchange those warrants for new warrants (the "New Warrants") upon payment to the Company of $.10 per share of common stock issuable upon the exercise of the old warrants. The Company recently agreed to eliminate the $.10 per share exchange fee.

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

         During the year ended March 31, 2003, the Company incurred a charge of $242,338 relating to the Exchange Offer, which represents the fair value of the new warrants, net of anticipated proceeds, assuming all Class A Warrants will be exchanged. In connection with the elimination of the $.10 per share exchange fee, the Company anticipates incurring a charge in the second quarter of approximately $172,324.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)

NOTE 3 - JOINT VENTURE ACTIVITIES
         ------------------------

         For the three months ended June 30, 2002, the Company charged $105,011 to ERL representing research and development subcontractor work performed on behalf of ERL, which was reflected in product formulation revenues. Intercompany profits and losses were eliminated.

         For the three months ended June 30, 2002, ERL recognized net losses of $148,502. The net losses included $105,011 due to the Company for services rendered to ERL for the three months ended June 30, 2002. The Company recognized 80.1% of ERL's losses, or $118,950, for the three months ended June 30, 2002.

         As further discussed in Note 2, the joint venture was terminated effective September 30, 2002 and the Company now owns 100 percent of ERL's capital stock.

         The following is a condensed balance sheet of ERL on September 30, 2002 (the date of acquisition):

            Current Assets

            Cash                                              $ 1,084
                                                              -------

                     Total assets                             $ 1,084
                                                              -------

            Current Liabilities

            Accounts payable                                  $84,597
                                                              -------

                     Total liabilities                         84,597

            Shareholders' deficit                             (83,513)
                                                              -------

                                                              $ 1,084
                                                              =======

         The following are unaudited pro-forma consolidated results of operations of ERL for the three months ended June 30, 2002, assuming the acquisition was completed on April 1, 2002.

                                                            THREE MONTHS ENDED
                                                              JUNE 30, 2002
                                                            ------------------
                                                               (Unaudited)

         Revenue                                               $       --

         Net (loss) available to common
              shareholders                                     $ (796,528)

         Net (loss) per share available to common
              shareholders - basic and diluted                 $    (0.08)

         Unaudited pro-forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

         Litigation with Atul M. Mehta
         -----------------------------

         The Company had an employment agreement ("Employment Agreement") with its former President/CEO, Atul M. Mehta.

         On June 3, 2003, Dr. Mehta resigned from all positions that he held with the Company, while reserving his rights under his Employment Agreement and under common law. On July 3, 2003, Dr. Mehta instituted litigation against the Company and one of its directors, in the Superior Court of New Jersey, for, among other things, allegedly breaching his Employment Agreement and for defamation, and claims that he is entitled to receive his salary through June 6, 2006. His salary would total approximately $1 million through June 6, 2006.

         The Company believes Dr. Mehta's claims are without merit and intends to vigorously contest this action. Prior to Dr. Mehta's resignation, a majority of the members of the Company's Board of Directors had notified Dr. Mehta that they believed that sufficient grounds existed for the termination of his employment for "Severe cause" pursuant to his Employment Agreement. If the Company is ordered to pay Dr. Mehta, it would have a material adverse effect on the Company's financial condition and results of operations.

         Consulting Agreement
         --------------------

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

         Terms of the 1997 Agreement provide, for payments by the Company based upon a formula, as defined, for an unspecified term. On November 14, 2000, the Company amended its 1997 Agreement to provide certain consulting services for the period of November 1, 2000 through October 31, 2003. The Company previously advanced $20,000 under the 1997 Agreement in addition to a payment of $50,000 made during the year ended March 31, 2001. The 1997 Agreement calls for 25 monthly installments of $3,200 beginning on December 1, 2001.

         For the three months ended June 30, 2003 and 2002, consulting expense under this 1997 Agreement amounted to $6,400 and $9,600, respectively.


         Referral Agreement
         ------------------

         The Company entered into a Referral Agreement with an individual (Referring Party) whereby the Company will pay the Referring Party a fee based upon payments received by the Company from sales of products, development fees, licensing fees and royalties generated as a direct result of the Referring Party identifying customers for the Company. These amounts shall be reduced by the cost of goods sold directly incurred in the manufacturing or development of products as well as any direct expenses associated with these efforts. The Company will pay Referring Party a referral fee each year equal to:

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)
         -----------------------------

                  Percentage
                  of Referral
                     Base                   From                 To
                  -----------            -----------         ----------

                      5%                 $  0                 $1,000,000

                      4%                  1,000,000            2,000,000

                      3%                  2,000,000            3,000,000

                      2%                  3,000,000            4,000,000

                      1%                  4,000,000            5,000,000


         Collaborative Agreements
         ------------------------

         The Company entered into two separate and distinct development and license agreements with another pharmaceutical company ("partner"). The Company is developing two drug compounds for the partner in exchange for certain payments and royalties. The Company also reserves the right to manufacture the compounds. The Company received $250,000 and $300,000, respectively, on these two agreements. These amounts have been earned as of March 31, 2002. The Company is currently proceeding with development and formulation for both products as specified in the development agreements. During the three months ended June 30, 2003 and 2002 the Company earned no revenues for additional development and formulation for both products.

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

         As of June 30, 2003, the Company billed and earned revenues of $280,000 under this agreement, in accordance with the substantive milestone method of revenue recognition. Under this method, the milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event. Accordingly, the non-refundable milestone payments are recognized in full when the milestone is achieved.

         Contingencies
         -------------

         Elite Labs is the plaintiff in a civil action brought in the Superior Court of New Jersey on November 20, 2000 against three parties to recover damages in an unspecified amount based on the alleged failure of the defendants to perform properly and complete certain pharmaceutical tests and studies for which Elite Labs paid approximately $950,000.

         The defendants brought a counterclaim of approximately $250,000 allegedly due for services rendered to Elite Labs by the defendants for the completion of bioequivalency studies and for the storage of laboratory samples. Elite Labs is vigorously contesting the counterclaim.

         The action and counterclaim are proceeding in pretrial discovery under a Case Management Order entered by the court. All discovery is expected to be completed by September 15, 2003. If such action or counterclaim

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)
         -----------------------------

         is in favor of the defendants, the recovery, if any, is not expected to have a material effect on the Company's financial condition or results of operations. Legal counsel is unable to predict the outcome of these actions.

         Accordingly, no provision for liability, if any, has been provided in the accompanying consolidated financial statements.

         The Company's former President/CEO instituted litigation against the Company and one of its directors in the Superior Court of New Jersey on July 3, 2003, as further discussed above under "Litigation with Atul M. Mehta".


NOTE 5 - SUBSEQUENT EVENTS
         -----------------

         Employment Agreement
         --------------------

         On July 23, 2003, the Company entered into an employment agreement with its new Chief Executive Officer, Bernard Berk. The initial term of this agreement is three years. Pursuant to this agreement:

         - Mr. Berk is entitled to receive a base salary of $200,000 per annum, subject to increase to $330,140 if and when the Company consummates a Strategic Transaction (as defined in the employment agreement);

         -the Company confirmed its grant to Mr. Berk on June 3, 2003 of options to purchase 300,000 shares of the Company's common stock at $2.01 per share. All of these options are vested.

         -the Company granted Mr. Berk options to purchase an additional 300,000 shares of its common stock, with an exercise price equal to $2.15, the closing price of the Company's common stock on the date of grant. These options will vest solely upon consummation of a Strategic Transaction.

         - Mr. Berk will be appointed as a director of the Company if he is serving as its Chief Executive Officer following the consummation of a Strategic Transaction.

         - Mr. Berk will be entitled to receive severance in accordance with the employment agreement if he is terminated without cause or because of his death or permanent disability or if he terminates his employment for good reason. The severance will be payable in accordance with the terms of his employment agreement.

         Change to Class A Warrant Exchange Offer
         ----------------------------------------

         The Company recently agreed to eliminate the $.10 per share exchange fee associated with the exchange of the Company's Class A Warrants, which expired on November 30, 2002, for new Class C Warrants. All other significant provisions of the exchange offer as contained in the Settlement Agreement, dated October 23, 2002, among the Company and the members of the Freedman Group remain the same.

         Merger Agreement
         ----------------

         On August 6, 2003, the Board of Directors authorized the Company's management to negotiate a merger agreement with Nostrum

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 5 - SUBSEQUENT EVENTS (Continued)
         -----------------

         Pharmaceuticals, Inc. ("Nostrum"), a privately-held company engaged in the development of drug delivery products, whereby, Nostrum would be merged into a new subsidiary of the Company in exchange for approximately 32,000,000 shares of the Company's common stock and options to acquire additional shares of the Company's common stock on terms to be agreed upon by the parties. The proposed merger agreement is subject to the approval of the Board of Directors of the Company and will provide, as conditions to the merger, that the merger be approved by the Company's shareholders, that the Company's Board of Directors be expanded with certain members designated by former Nostrum shareholders, and that the Company maintain a designated amount of working capital as of the effective date and other customary closing conditions.

         No assurance can be given that a definitive merger agreement will be executed or that if executed the conditions to the merger will be satisfied. The actual number of shares of the Company's common stock, and options exercisable for the Company's common stock, issuable upon closing of the proposed transaction will be determined in the definitive merger agreement, as may be approved, and may vary from the amounts set forth above.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2002

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (the "10-K") and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Overview

         The Company is involved in the development of controlled drug delivery systems and products. Its products are in varying stages of development and testing. In addition, from time to time, the Company has also conducted research and development projects on behalf of other pharmaceutical companies although these activities have generated only limited revenue to date.

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

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2002

                                   (CONTINUED)


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

         During the fiscal year ended March 31, 2003, the Company elected to prospectively recognize the fair value of stock options granted to employees and members of the Board of Directors, effective as of the beginning of the fiscal year. The prospective method allowed by the Financial Accounting Standards Board effects the Company's results of operations for the three-month period ended June 30, 2003 since 600,000 options were granted which vested immediately. The Company does not know the future effect of options which may be granted to employees and members of the Board of Directors.


Results of Consolidated Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

         The Company had no revenues for the three months ended June 30, 2003 as compared with $105,011 over the comparable period of the prior year. For the three months ended June 30, 2002, revenues consisted of product formulation fees of $105,011 earned in conjunction with the Company's joint venture in Elite Research, Limited ("ERL"). Elan Corporation's obligation to make payments to the Company or to ERL terminated upon the termination of the joint venture on September 30, 2002. The absence of payments from Elan has effected and will affect revenues for periods subsequent to September 30, 2002.

         General and administrative expenses for the three months ended June 30, 2003 were $413,556, an increase of $189,996 or 85% from the comparable period of the prior year. The increase in general and administrative expenses was substantially due to increases in legal fees, consulting fees, and increases in administrative salaries partly due to business development wages.

         Research and development costs for the three months ended June 30, 2003 were $487,472, an increase of $54,222 or approximately 13% from the comparable period of the prior year. Research and development costs have increased primarily from the result of increased research and development wages, additional biostudies, and as a result of the termination of the joint venture as the Company will be solely responsible to fund product development, which it will do from internal resources or through loans or investment by third parties.

         Other expenses for the three months ended June 30, 2003 were $1,050,606 an increase of $914,049, or approximately 669% from the comparable period of the prior year. A decrease in equity loss in joint venture of $118,950 due to its termination was more than offset by charges related to the issuance of stock options in the amount of $1,002,483 and the reduction in interest income due to lower rates and compensating balances in the amount of $30,580.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2002

                                   (CONTINUED)


         The Company's net loss for the three months ended June 30, 2003 was $2,041,254 compared to $766,976 for the comparable period of the prior year. The increase in the net loss was primarily due to charges of $1,002,483 relating to the issuance of stock options. Also contributing to the increase in loss for the three months ended June 30, 2003 was an increase in research and development costs as a result of the joint venture termination and the fact that no revenues were earned.


Material Changes in Financial Condition

         The Company's working capital (total current assets less total current liabilities), which was $2,950,513 as of March 31, 2003, decreased to $1,982,602 as of June 30, 2003. The decrease in working capital is primarily due to the Company's net loss from operations.

         The Company experienced negative cash flow from operations of $848,111 for the three months ended June 30, 2003, primarily due to the Company's net loss from operations of $2,041,254, offset by non-cash charges of $1,092,093.


Liquidity and Capital Resources

         For the three months ended June 30, 2003, the Company's operations have not generated positive cash flow. The Company has financed its operations primarily through the private sale of its equity and debt securities. The Company had working capital (current assets less current liabilities) of $2.0 million at June 30, 2003 compared with $6.6 million at June 30, 2002. Cash and cash equivalents at June 30, 2003 were $2.3 million, a decrease of $4.3 million from the $6.6 million reported at June 30, 2002.

         Net cash used in operating activities was $848,000 during the three months ended June 30, 2003, compared to $292,000 for the three months ended June 30, 2002. Net cash used in operating activities during the three months ended June 30, 2003 resulted primarily from the Company's net loss of $2,041,000, offset in part by a reduction in accounts receivable and an increase in accrued expenses and certain non-cash expenses. Net cash used in operating activities during the three months ended June 30, 2002 resulted primarily from a net loss of $767,000 and lower accounts payable, offset in part by certain non-cash expenses.

         Investing activities utilized net cash of $86,000 during the three months ended June 30, 2003 and provided net cash of $20,000 during the three months ended June 30, 2002. Net cash used in investing activities during the three months ended June 30, 2003 resulted in an increase in restricted cash. Net cash provided by investing activities during the three months ended June 30, 2002 resulted primarily from the maturity of short-term investments and a decrease in restricted cash, partially offset by the acquisition of property and equipment.

         Financing activities utilized net cash of $19,000 during the three months ended June 30, 2003 and provided net cash of $47,000 during the three months ended June 30, 2002. Net cash used in financing activities during the three months ended June 30, 2003 resulted from the repayment of indebtedness. Net cash provided by financing activities

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2002

                                   (CONTINUED)


during the three months ended June 30, 2002 resulted primarily from the sale of common stock and warrants, offset in part by the repayment of indebtedness.

         The Company anticipates that its capital expenditures for the fiscal year ending March 31, 2004 will be limited to expenditures that can be funded entirely by development contracts that include provisions for such funding for these expenditures. There can be no assurance that the Company will enter into any such agreements.

         The Company's capital expenditures aggregated $99,000 for the three-month period ended June 30, 2002. Such expenditures consisted primarily of the acquisition of property and equipment necessary to support the Company's existing operations and expected growth.

         The Company has outstanding $2,635,000 in aggregate amount of bonds. The bonds bear interest at a rate of 7.75% per annum and are due on various dates between 2005 and thereafter. The bonds are secured by a first lien on the Company's facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the refinancing of the land and building the Company currently owns, for the purchase of certain manufacturing equipment and related building improvements and the maintenance of a $300,000 debt service reserve. All of the restricted cash, other than the debt service reserve, is expected to be expended within twelve months and is therefore categorized as a current asset on the Company's consolidated balance sheet as of June 30, 2003. Pursuant to the terms of the bond indenture agreement pursuant to which the bonds were issued, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of June 30, 2003 the Company was in compliance with the covenants contained in the bond indenture agreement.

         As a result of expenditures associated with operating the Company's business and the joint venture termination, the Company's cash expenses have exceeded its generated revenues for the three months ended June 30, 2003. In order to conserve cash for the next twelve months, the Company intends to reduce costs by reducing the number of products under active development to six. However, while the Company anticipates having adequate capital to support its operations through the end of the Company's current fiscal year, it will need to raise capital and/or generate additional revenues in order to support its operations beyond that time.

         As of June 30, 2003, the Company's principal source of liquidity was approximately $2,311,000 of cash and cash equivalents.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company had no investments in marketable securities as of June 30, 2003 or assets and liabilities which are denominated in a currency other than U.S. dollars or involve commodity price risks.


ITEM 4.  CONTROLS AND PROCEDURES

         (a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report , the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

         (b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - As reported in the Company's Annual Report on Form 10-K for the year ended March 31, 2003, the Company's former President and Chief Executive Officer, Atul M. Mehta, filed suit against the Company. See the Company's Annual Report on Form 10-K for the year ended March 31, 2003 for the complete description of this matter.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable


ITEM 5.  OTHER INFORMATION

         Employment Agreement with Bernard Berk
         --------------------------------------

         On July 23, 2003, the Company entered into an employment agreement with its new Chief Executive Officer, Bernard Berk. The initial term of this agreement is three years. Pursuant to this agreement:

         - Mr. Berk is entitled to receive a base salary of $200,000 per annum, subject to increase to $330,140 if and when the Company consummates a Strategic Transaction (as defined in the employment agreement);

         - the Company confirmed its grant to Mr. Berk on June 3, 2003 of options to purchase 300,000 shares of the Company's common stock at $2.01 per share. All of these options are vested.

         -the Company granted Mr. Berk options to purchase an additional 300,000 shares of its common stock, with an exercise price equal to $2.15, the closing price of the Company's common stock on the date of grant. These options will vest solely upon consummation of a Strategic Transaction.

         - Mr. Berk will be appointed as a director of the Company if he is serving as its Chief Executive Officer following the consummation of a Strategic Transaction.

         - Mr. Berk will be entitled to receive severance in accordance with the employment agreement if he is terminated without cause or because of his death or permanent disability or if he terminates his employment for good reason. The severance will be payable in accordance with the terms of his employment agreement.

         Change to Class A Warrant Exchange Offer
         ----------------------------------------

         The Company recently agreed to eliminate the $.10 per share exchange fee associated with the exchange of the Company's Class A Warrants, which expired on November 30, 2002, for new Class C Warrants. All other significant provisions of the exchange offer as contained in the Settlement Agreement, dated October 23, 2002, among the Company and the members of the Freedman Group remain the same.

         Proposed Merger with Nostrum Pharmaceuticals, Inc.
         --------------------------------------------------

         On August 6, 2003, the Board of Directors authorized the Company's management to negotiate a merger agreement with Nostrum Pharmaceuticals, Inc. ("Nostrum"), a privately-held company engaged in the development of drug delivery products, whereby, Nostrum would be merged into a new subsidiary of the Company in exchange for approximately 32,000,000 shares of the Company's common stock and options to acquire additional shares of the Company's common stock on terms to be agreed upon by the parties.

         The proposed merger agreement is subject to the approval by the Board of Directors of the Company and will provide, as conditions to the merger, that the merger be approved by the Company's shareholders, that the Company's Board of Directors be expanded with certain members designated by former Nostrum shareholders, and that the Company maintain a designated amount of working capital as of the effective date and other customary closing conditions.

         No assurance can be given that a definitive merger agreement will be executed or that if executed the conditions to the merger will be satisfied. The actual number of shares of the Company's common stock, and options exercisable for the Company's common stock, issuable upon closing of the proposed transaction will be determined in the definitive merger agreement, as may be approved, and may vary from the amounts set forth above.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              10.9 Employment Agreement between Bernard Berk and Elite Pharmaceuticals, Inc., dated as of July 23, 2003

              10.10 Option Agreement between Bernard Berk and Elite Pharmaceuticals, Inc., dated as of July 23, 2003

              10.11 Option Agreement between Bernard Berk and Elite Pharmaceuticals, Inc., dated as of July 23, 2003

              10.12 Option Agreement between John Moore and Elite Pharmaceuticals, Inc., dated as of July 23, 2003

              31.1     Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

              31.2     Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

              32.1     Certification of Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2     Certification by Chief Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K.

              A Report on Form 8-K containing responses to Items 5, 6 and 7 was filed on June 3, 2003 with respect to the resignation of Atul M. Mehta from all positions with the Company.

              A Report on Form 8-K containing responses to Items 5 and 7 was filed on August 8, 2003 with respect to the Company's press release reporting its Board of Directors' authorization of the Company's management to negotiate a definitive merger agreement with Nostrum Pharmaceuticals, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ELITE PHARMACEUTICALS, INC.



Date: August 13, 2003            By: /s/ Bernard Berk
                                    ----------------------------
                                    Bernard Berk
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 13, 2003            By: /s/Mark I. Gittelman
                                    ----------------------------
                                    Mark I. Gittelman
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)