Form 10-Q
period 2003-09-30
ELITE PHARMACEUTICALS INC /DE/
filed 2003-11-12
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2003
                              ---------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended               to
                               ---------------   -----------------

                        Commission File Number: 333-45241


                           ELITE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      22-3542636
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)



165 Ludlow Avenue, Northvale, New Jersey                     07647
----------------------------------------         -------------------------------
(Address of principal executive offices)                   (Zip Code)



                                 (201) 750-2646
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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

                                                                  Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of November 8, 2003: 10,559,426.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES




                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2003
         (unaudited) and March 31, 2003                                   1 - 2

         Consolidated Statements of Operations for the three
         and six months ended September 30, 2003 and
         September 30, 2002 (unaudited)                                     3

         Consolidated Statement of Changes in Stockholders' Equity
         for the six months ended September 30, 2003 (unaudited)            4

         Consolidated Statements of Cash Flows for the six months
         ended September 30, 2003 and September 30, 2002 (unaudited)        5

         Notes                                                            6 - 14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             15 - 19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        20

PART II  OTHER INFORMATION                                               20 - 21

         Item 5 Other Information
         Item 6 Exhibits and Reports on Form 8-K

SIGNATURES                                                               22 - 26

EXHIBITS

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  September 30,    March 31,
                                                                      2003           2003
                                                                  ------------   ------------
                                                                   (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                  $  1,372,688   $  3,264,081
       Accrued interest receivable                                          --          4,681
       Restricted cash                                                  29,293         99,380
       Prepaid expenses and other current assets                        46,887        132,092
                                                                  ------------   ------------

           Total current assets                                      1,448,868      3,500,234
                                                                  ------------   ------------


PROPERTY AND EQUIPMENT, net of accumulated
       depreciation and amortization                                 4,228,703      4,390,553
                                                                  ------------   ------------

INTANGIBLE ASSETS - net of accumulated amortization                     94,072        104,842
                                                                  ------------   ------------


OTHER ASSETS:
       Restricted cash - Debt Service Reserve                          300,000        300,000
       Restricted cash - Note payable                                  250,000        250,000
       EDA bond offering costs, net of accumulated amortization
           of  $54,227 and $47,627, respectively                       143,993        150,593
                                                                  ------------   ------------

           Total other assets                                          693,993        700,593
                                                                  ------------   ------------

           Total assets                                           $  6,465,636   $  8,696,222
                                                                  ============   ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        September 30,     March 31,
                                                                            2003            2003
                                                                        ------------    ------------
                                                                        (Unaudited)
CURRENT LIABILITIES:
       Current portion - Note payable                                   $     75,000    $     75,000
       Current portion of EDA bonds                                          150,000         140,000
       Accounts payable and accrued expenses                                 622,478         334,721
                                                                        ------------    ------------
           Total current liabilities                                         847,478         549,721
                                                                        ------------    ------------

LONG TERM LIABILITIES:
       Note payable - net of current portion                                 187,500         225,000
       EDA bonds - net of current portion                                  2,345,000       2,495,000
                                                                        ------------    ------------
           Total long-term liabilities                                     2,532,500       2,720,000
                                                                        ------------    ------------

           Total liabilities                                               3,379,978       3,269,721
                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Common stock - $.01 par value;
           Authorized - 25,000,000 shares
           Issued and outstanding - 10,559,426 and 10,544,426 shares,
           Respectively                                                      105,594         105,444
       Additional paid-in capital                                         35,472,171      34,218,832

       Accumulated deficit                                               (32,185,266)    (28,590,934)
                                                                        ------------    ------------
                                                                           3,392,499       5,733,342
       Cost of 100,000 shares of common stock held by the Company           (306,841)       (306,841)
                                                                        ------------    ------------
           Total stockholders' equity                                      3,085,658       5,426,501
                                                                        ------------    ------------


           Total liabilities and stockholder's equity                   $  6,465,636    $  8,696,222
                                                                        ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ----------------------------    ----------------------------
                                                          2003            2002            2003            2002
                                                      ------------    ------------    ------------    ------------
                                                      (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
REVENUES:
       Research and Development                       $         --    $    215,000    $         --    $    215,000
       Product Formulation Revenues                             --          82,799              --         187,810
                                                      ------------    ------------    ------------    ------------
             Total revenues                                     --         297,799              --         402,810
                                                      ------------    ------------    ------------    ------------

COST OF OPERATIONS:
       Research and development                            456,583         460,221         944,065         893,481
       General and administrative                          735,503         623,462       1,149,059         847,022
       Depreciation and amortization                        89,610          78,210         179,220         156,420
                                                      ------------    ------------    ------------    ------------
                                                         1,281,696       1,161,893       2,272,344       1,896,923
                                                      ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                    (1,281,696)       (864,094)     (2,272,344)     (1,494,113)
                                                      ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
       Interest income                                       4,800          26,753          10,185          62,718
       Interest expense                                    (54,176)        (62,813)       (107,684)       (116,385)
       Equity in loss of Joint Venture                          --         (67,429)             --        (186,379)
       Charge relating to issuance of stock options        (48,682)             --      (1,051,165)             --
       Charge relating to warrant exchange offer          (172,324)             --        (172,324)             --
                                                      ------------    ------------    ------------    ------------
                                                          (270,382)       (103,489)     (1,320,988)       (240,046)
                                                      ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (1,552,078)       (967,583)     (3,593,332)     (1,734,159)
                                                      ------------    ------------    ------------    ------------

PROVISION FOR INCOME TAXES                                   1,000              --           1,000             400
                                                      ------------    ------------    ------------    ------------

NET LOSS                                              $ (1,553,078)   $   (967,583)   $ (3,594,332)   $ (1,734,559)
                                                      ============    ============    ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE               $       (.15)   $       (.10)   $       (.34)   $       (.18)
                                                      ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                        10,559,426       9,728,682      10,551,967       9,727,607
                                                      ============    ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                       COMMON STOCK            ADDITIONAL
                                ---------------------------     PAID-IN        TREASURY      ACCUMULATED     STOCKHOLDERS'
                                   SHARES         AMOUNT        CAPITAL         STOCK          DEFICIT          EQUITY
                                ------------   ------------   ------------   ------------    ------------    ------------
BALANCE AT MARCH 31, 2003         10,544,426   $    105,444   $ 34,218,832   $   (306,841)   $(28,590,934)   $  5,426,501
(Audited)

Modification of Warrant
Exchange Offer                            --             --        172,324             --              --         172,324

Issuance of stock options                 --             --      1,051,165             --              --       1,051,165

Proceeds from exercising
stock options                         15,000            150         29,850             --              --          30,000

Net loss for six months
ended September 30, 2003                  --             --             --             --      (3,594,332)     (3,594,332)
                                ------------   ------------   ------------   ------------    ------------    ------------

BALANCE AT SEPTEMBER 30, 2003     10,559,426   $    105,594   $ 35,472,171   $   (306,841)   $(32,185,266)   $  3,085,658
                                ============   ============   ============   ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       SIX MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  --------------------------
                                                                                      2003           2002
                                                                                  -----------    -----------
                                                                                  (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                    $(3,594,332)   $(1,734,559)
      Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and Amortization                                                179,220        156,420
         Equity in loss of Joint Venture                                                   --        186,379
         Charge related to issuance of stock options                                1,051,165             --
         Charge related to modification of warrant exchange offer                     172,324             --
         Changes in assets and liabilities:
            Accounts and accrued interest receivable                                    4,681        (70,012)
            Prepaid expenses and other current assets                                  85,205         17,570
            Amount receivable from Joint Venture                                           --        442,460
            Accounts payable, accrued expenses and other current liabilities          287,757         92,694
            Deferred income                                                                --         60,000
                                                                                  -----------    -----------

NET CASH (USED IN) OPERATING ACTIVITIES                                            (1,813,980)      (849,048)
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturity of short-term investment                                                    --        100,000
      Purchase of property and equipment                                                   --       (203,654)
      Payment for deposit on property and equipment                                        --       (123,396)
      Purchase of patent                                                                   --        (19,264)
      Restricted cash                                                                  70,087        183,564
                                                                                  -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    70,087        (62,750)
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock and warrants                              30,000         65,843
      Principal bank note payments                                                    (37,500)       (37,500)
      Principal repayments of NJEDA Bonds                                            (140,000)      (130,000)
      Purchase of Treasury Stock                                                           --       (187,022)
                                                                                  -----------    -----------

NET CASH (USED IN) FINANCING ACTIVITIES                                              (147,500)      (288,679)
                                                                                  -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (1,891,393)    (1,200,477)

CASH AND CASH EQUIVALENTS - beginning of period                                     3,264,081      6,852,434
                                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS - end of period                                         $ 1,372,688    $ 5,651,957
                                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                      $   108,000    $   116,385
      Cash paid for income taxes                                                        1,000            400

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
       FINANCING ACTIVITIES
      Issuance of Preferred Stock Series B (including stock dividend payable of
         $14,000 and subscription receivable of $67,000)                          $        --    $   573,000
      Conversion of Preferred Stock Series B to Common Stock                               --           (521)
      Conversion of Preferred Stock to Additional Paid In Capital                          --       (772,479)
      Subscription receivable - Elan International Services, Ltd.                          --         16,636
      Paydown of Amounts Due to Joint Venture                                              --       (622,133)
      Conversion of Joint Venture to Wholly-Owned Subsidiary                               --         63,381

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

         The information in this Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the "Company") including its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite Labs"), for the three and six month periods ended September 30, 2003 and 2002 and its wholly-owned subsidiary, Elite Research, Inc. ("ERI"), for the three and six month periods ended September 30, 2003. On September 30, 2002, the "Company" acquired from Elan Corporation, plc and Elan International Services, Ltd. (together "Elan"), Elan's 19.9% interest in Elite Research Ltd. ("ERL), a joint venture formed between the Company and Elan where the Company's interest originally was 80.1%. Proforma results of operations are presented as part of Note 3. On December 31, 2002, the Company entered into an agreement of merger whereby ERL (a Bermuda corporation) was merged into a new Delaware Corporation, ERI, a wholly owned subsidiary of the Company. As a result of the merger, ERI became the owner of all of the assets and liabilities of ERL. The merger was accounted for as a tax-free reorganization. As of September 30, 2003, the financial statements of all entities are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

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

         The Company does not anticipate being profitable for fiscal year 2004, therefore a current provision for income tax was not established for the three and six months ended September 30, 2003. Only the minimum corporation tax liability required for state purposes is reflected.

NOTE 2 - STOCKHOLDERS' EQUITY
         --------------------

         Treasury Stock Transactions
         ---------------------------

         At a special meeting of the Company's Board of Directors held on June 27, 2002, the Board authorized the Company to purchase up to 100,000 shares of its common stock in the open market no later than December 31, 2002. As of September 30, 2003, the Company had purchased 100,000 shares of common stock for total consideration of $306,841.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


NOTE 2 - STOCKHOLDERS' EQUITY (Continued)
         --------------------

         Joint Venture Subscription Offering (Continued)
         -----------------------------------------------
         ERL subcontracted research and development efforts to the Company, Elan and others. It was anticipated that the Company would provide most of the formulation and development work. The Company had commenced work for three products.

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

         During the fiscal year ended March 31, 2003, the Company consummated a termination agreement (the "Termination Agreement") with Elan to acquire all of Elan's interest in ERL. As further discussed in Note 3, the joint venture was terminated effective September 30, 2002. As of September 30, 2002, ERL had completed in-vivo (pilot clinical trial) on the once-a-day Oxycodone product and began formulation and development of two additional products.

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

         The Company did not pay, nor did Elan receive any cash consideration under the Termination Agreement. Furthermore, the Company has the exclusive rights to the proprietary, development and commercial rights for the worldwide markets for the two other products developed by ERL. The Company is not required to pay Elan royalties on revenues that may be realized from these products.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


NOTE 2 - STOCKHOLDERS' EQUITY (Continued)
         --------------------

         Joint Venture Subscription Offering (Continued)
         -----------------------------------

         As a result of the Termination Agreement, ERL became a wholly owned subsidiary of the Company as of September 30, 2002. Elan retained certain shares of common stock of Elite it had obtained in connection with the joint venture and transferred other such shares to a third-party.

         Warrants and Options
         --------------------

         At September 30, 2003, Elite had outstanding 2,810,550 options with exercise prices ranging from $2.00 to $10.00 and 733,752 warrants with exercise prices ranging from $2.00 to $18.00.

         During the year ended March 31, 2003, the Company issued 210,000 options to purchase common stock to an employee and to members of the Board of the Directors. The options have exercise prices of $5.00 per share and vest over three years. The options expire 10 years from the date of their issuance.

         During the three and six month periods ended September 30, 2003, the Company issued an aggregate of 390,000 and 1,005,000 options, respectively, to purchase common stock to employees and to a member of the Board of Directors. The options have exercise prices between $2.01 and $5.00 per share. 600,000 options vested immediately, 105,000 options vest straight -line over three years and 300,000 options which were granted to the Company's Chief Executive Officer will vest solely upon consummation of a strategic transaction as defined in his option agreement. The options expire ten years from date of issuance. The per share weighted-average fair value of options granted during the three and six months ended September 30, 2003, was $1.96 and $1.75, respectively, using the Black-Scholes options pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 75.47%; risk-free interest rate of 4.0%; and expected lives of ten years. The Company has taken a charge of $48,682 and $1,051,165, respectively, for the three and six months ended September 30, 2003 which represents the fair value of the options vested, utilizing the Black-Scholes options pricing model on each grant date.

         The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period presented:

                                         Three Months Ended September    Six Months Ended September
                                         ----------------------------    --------------------------
                                            2003             2002           2003           2002
                                         -----------      -----------    -----------    -----------
Net loss as reported                     $(1,553,078)     $  (967,583)   $(3,594,332)   $(1,734,559)

Add: Stock-based compensation
expense included in reported net loss,
net of related tax effects                    48,682               --      1,051,165             --

Deduct: Total stock-based
compensation expense determined
under fair value method for all awards
net of related tax effects                  (268,884)        (267,663)    (1,491,570)      (535,326)
                                         -----------      -----------    -----------    -----------
Pro-forma net loss                        (1,773,280)      (1,235,246)    (4,034,737)    (2,269,885)

Loss per share as reported                      (.15)            (.10)          (.34)          (.18)
Pro-forma loss per share                        (.17)            (.13)          (.38)          (.23)

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


NOTE 2 - STOCKHOLDERS' EQUITY (Continued)
         --------------------

         Class A Warrant Exchange Offer
         ------------------------------

         On October 23, 2002, the Company entered into a Settlement Agreement with various parties in order to end a Consent Solicitation contest and various litigation initiated by the Company. The Settlement Agreement provided, among other things, an agreement to commence an exchange offer (the "Exchange Offer") to which holders of the Company's Class A Warrants which expired on November 30, 2002 (the "Old Warrants") would have the opportunity to exchange those warrants for new warrants (the "New Warrants") upon payment to the Company of $.10 per share of common stock issuable upon the exercise of the old warrants. The Company in September 2003 amended the exchange offer to eliminate the $.10 per share exchange fee.

         The New Warrants are exercisable for the same number of shares of common stock as the Old Warrants, have an exercise price of $5.00 per share, will expire on November 30, 2005 and will not be transferable except by operation of law.

         The Exchange Offer is exempt from registration under applicable federal and state securities laws. The Company has agreed to register under the Securities Act of 1933, as amended, at its expense for resale the shares acquired upon exercise of the New Warrants.

         During the year ended March 31, 2003, the Company incurred a charge of $242,338 relating to the Exchange Offer, which represents the fair value of the New Warrants, net of anticipated proceeds, assuming all Class A Warrants will be exchanged. In connection with the elimination of the $.10 per share exchange fee, the Company incurred a charge in the second quarter of $172,324.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


NOTE 3 - JOINT VENTURE ACTIVITIES
         ------------------------

         For the three and six months ended September 30, 2002, the Company charged $82,799 and $187,810, respectively, to ERL representing research and development subcontractor work performed on behalf of ERL, which was reflected in product formulation revenues. Intercompany profits and losses were eliminated.

         For the three and six months ended September 30, 2002, ERL recognized net losses of $84,181 and $232,682, respectively. The net losses included $82,799 and $187,810, respectively, due to the Company for services rendered to ERL. The Company recognized 80.1% of ERL's losses, or $67,429 and $186,379, respectively, for the three and six months ended September 30, 2002.

         As further discussed in Note 2, the joint venture was terminated effective September 30, 2002 and the Company now owns 100 percent of ERL's capital stock.

         The following is a condensed balance sheet of ERL on September 30, 2002 (the date of acquisition):

           Current Assets

           Cash                                          $     1,084
                                                         -----------

                  Total assets                           $     1,084
                                                         ===========

           Current Liabilities

           Accounts payable                              $    84,597
                                                         -----------

                  Total liabilities                           84,597

           Shareholders' deficit                             (83,513)
                                                         -----------

                                                         $     1,084
                                                         ===========

         The following are unaudited pro-forma consolidated results of operations of ERL for the three and six months ended September 30, 2002, assuming the acquisition was completed on April 1, 2002.

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                               SEPTEMBER 30, 2002     SEPTEMBER 30, 2002
                                               ------------------     ------------------
Revenue                                        $          215,000     $          215,000

Net (loss) available to common
       shareholders                            $         (984,334)    $       (1,780,862)

Net (loss) per share available to common
       shareholders  -
       basic and diluted                       $            (0.10)    $            (0.18)

         Unaudited pro-forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


NOTE 4 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

         Litigation with Atul M. Mehta
         -----------------------------

         The Company had an employment agreement ("Employment Agreement") with its former President/CEO, Dr. Atul M. Mehta ("Mehta").

         On June 3, 2003, Mehta resigned from all positions that he held with the Company, while reserving his rights under his Employment Agreement and under common law. On July 3, 2003, Mehta instituted litigation against the Company and one of its directors in the Superior Court of New Jersey, alleging, among other things, the breach of his Employment Agreement and defamation, and claiming that he is entitled to receive his salary through June 6, 2006. His salary would total approximately $1,000,000 through June 6, 2006.

         The Company has filed counterclaims against Mehta and has filed a motion to dismiss Mehta's claims, and, as part of that motion, sought to compel Mehta to assign and transfer to the Company all patents in Mehta's name which were developed during his employment with the Company. Similarly, the director filed a motion to dismiss Mehta's claim individually. In addition to opposing the Company's and the director's motions, Mehta cross-moved to compel the Company to permit him to sell 1% of his stock in the Company.

         The Court has directed that oral arguments on the above motions and cross-motions will be heard on November 3, 2003. After argument on the motion, the Court will hold a scheduling conference to discuss discovery in the litigation. To date, although the Company has propounded discovery requests upon Mehta, Mehta has not responded to the written discovery demands.

         The Company believes Mehta's claims are without merit and continues to vigorously contest this action. Prior to Mehta's resignation, a majority of the members of the Company's Board of Directors notified Mehta that they believed that sufficient grounds existed for the termination of his employment for "Severe cause" pursuant to his Employment Agreement. The failure of the Company to prevail in this action, would have a material adverse effect on its financial condition and results of operations.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)
         -----------------------------

         Referral Agreement
         ------------------

         The Company entered in January 2002 into a Referral Agreement with one of its directors (Referring Party) whereby the Company will pay the Referring Party a fee based upon payments received by the Company from sales of products, development fees, licensing fees and royalties generated as a direct result of the Referring Party identifying customers for the Company. These amounts are to be reduced by the cost of goods sold directly incurred in the manufacturing or development of products as well as any direct expenses associated with these efforts. The Referral Agreement has no expiration date. The Company committed to pay the Referring Party a referral fee each year as follows:

           Percentage of Referral                  Referral Base
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

         As of September 30, 2003, no payments were required to be made under this agreement.

         Collaborative Agreements
         ------------------------

         The Company entered in June 2001 into two separate and distinct development and license agreements with another pharmaceutical company ("partner"). The Company is developing two drug compounds for the partner in exchange for certain payments and royalties. The Company also reserves the right to manufacture the compounds. The Company received $250,000 and $300,000, respectively, under these two agreements, all of which were earned as of March 31, 2002. The Company is currently proceeding with development and formulation for both products as specified in the development agreements. No amount was earned during the three and six months ended September 30, 2003. During the three months ended September 30, 2002 the Company earned $75,000, for additional development and formulation for both products, but nothing thereafter.

         On September 13, 2002, the Company, entered into a manufacturing agreement with Ethypharm S.A. ("Ethypharm"). Under the terms of this agreement, the Company initiated the manufacturing of a new prescription drug product for Ethypharm. The Company received an upfront manufacturing fee for the first phase of the technology transfer and billed an additional amount upon the completion of the first phase of manufacturing. The Company is entitled to receive additional fees in advance for the final phase of the manufacturing. In addition, if and when FDA approval is obtained and if requested by Ethypharm, the Company will manufacture commercial batches of the product on terms to be agreed upon.

         As of September 30, 2003, the Company billed and earned revenues of $280,000, under the Ethypharm agreement, none of which was earned during the six months ended September 30, 2003 and $200,000 of which was billed and earned during the six months ended September 30, 2002, in accordance with the substantive milestone method of revenue recognition. Under this method, the milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event. Accordingly, the non-refundable milestone payments are recognized in full when the milestone is achieved.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


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

         The action and counterclaim are proceeding in pretrial discovery under a Case Management Order entered by the court. All discovery was completed by September 15, 2003. Settlement discussions are currently being conducted. If such action or counterclaim is in favor of the defendants, the recovery, if any, is not expected to have a material effect on the Company's financial condition or results of operations. Legal counsel is unable to predict the outcome of these actions.

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

         - The Company granted Mr. Berk options to purchase an additional 300,000 shares of its common stock, with an exercise price equal to $2.15, the closing price of the Company's common stock on the date of grant. These options will vest solely upon consummation of a Strategic Transaction.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


NOTE 5 - POSSIBLE MERGER
         ---------------

         On August 6, 2003, the Board of Directors authorized the Company's management to negotiate a merger agreement with Nostrum Pharmaceuticals, Inc. ("Nostrum"), a privately-held company engaged in the development of drug delivery products, whereby Nostrum would be merged into a new subsidiary of the Company in exchange for approximately 32,000,000 shares of the Company's common stock and options to acquire substantial additional shares of the Company's common stock on terms to be agreed upon by the parties.

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

         No assurance can be given that a definitive merger agreement will be executed or that, if executed, the conditions to the merger will be satisfied. The actual number of shares of the Company's common stock, and options exercisable for the Company's common stock, issuable upon closing of the proposed transaction will be determined in the definitive merger agreement, as may be approved, and may vary from the amounts set forth above.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2003 COMPARED TO
            THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2002


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

         Actual results could differ materially from those projected in the Company's forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for drug delivery products, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the difficulties of integrating businesses which were previously operated as stand-alone units, the creditworthiness of the Company's customers, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as "Risk Factors" in other filings by the Company with the SEC including the Form 10-K. Such factors may also cause substantial volatility in the market price of the Company's common stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

         The Company is involved in the development of controlled drug delivery systems and products. Its products are in varying stages of development and testing. In addition, from time to time, the Company has also conducted research and development projects on behalf of other pharmaceutical companies although these activities have generated only limited revenue to date, all prior to the current fiscal year.

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

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2003 COMPARED TO
            THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2002

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

         During the fiscal year ended March 31, 2003, the Company elected to prospectively recognize the fair value of stock options granted to employees and members of the Board of Directors, effective as of the beginning of the fiscal year. The prospective method allowed by the Financial Accounting Standards Board effects the Company's results of operations for the three and six-month periods ended September 30, 2003 since 600,000 options were granted which vested immediately and other options were granted that vest over three years. The Company does not know the future effect of options which may be granted to employees and members of the Board of Directors.

Results of Consolidated Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

         The Company had no revenues for the three months ended September 30, 2003 as compared with $297,799 over the comparable period of the prior year. For the three months ended September 30, 2002, revenues consisted of product formulation fees of $82,799 earned in conjunction with the Company's joint venture with Elan Corporation ("Elan") in Elite Research, Limited ("ERL") and research and development fees of $215,000 earned in conjunction with its distinct development, license, and manufacturing agreements. Elan's obligation to make payments to the Company or to ERL terminated upon the termination of the joint venture on September 30, 2002. The absence of payments from Elan has effected and will affect revenues for periods subsequent to September 30, 2002.

         General and administrative expenses for the three months ended September 30, 2003 were $735,503, an increase of $112,041 or 18% from the comparable period of the prior year. The increase in general and administrative expenses was substantially due to increases in legal fees and consulting fees, and increases in administrative salaries partly due to business development wages.

         Research and development costs for the three months ended September 30, 2003 were $456,583, a decrease of $3,638 or less than 1% than those for the comparable period of the prior year.

         Other expenses for the three months ended September 30, 2003 were $270,382, an increase of $166,893, or approximately 161% from the comparable period of the prior year. The increase is due to charges of $48,682 related to the issuance of stock options, charges of $172,324 related to the modification of warrant exchange offer, and the reduction of $21,953 in interest income due to lower rates and compensation balances which was partially offset by the decrease of $67,429 in equity loss of joint venture.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         THREE AND SIX MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO
             THE THREE AND SIX MONTH PERIOD ENDED SEPTEMBER 30, 2002

                                   (CONTINUED)


Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002 (continued)

         The Company's net loss for the three months ended September 30, 2003 was $1,553,078 compared to $967,583 for the comparable period of the prior year. The increase in the net loss was due to the lack of revenue, charges of $48,682 relating to the issuance of stock options and charges of $172,324 due to changes in the exchange of warrants and an increase in general and administrative costs as a result of higher legal and consulting fees.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002

         The Company had no revenues for the six months ended September 30, 2003 as compared with $402,810 over the comparable period of the prior year. For the six months ended September 30, 2002, revenues consisted of product formulation fees of $187,810 earned in conjunction with the Company's joint venture with Elan in ERL and research and development fees of $215,000 earned in conjunction with its distinct development, license and manufacturing agreements. Elan's obligation to make payments to the Company or to ERL terminated upon the termination of the joint venture on September 30, 2002. The absence of payments from Elan has effected and will affect revenues for the future.

         General and administrative expenses for the six months ended September 30, 2003 were $1,149,059, an increase of $302,037 or 36% from the comparable period of the prior year. The increase was substantially due to increases in legal fees and consulting fees, and increases in administrative salaries partly due to business development wages.

         Research and development costs for the six months ended September 30, 2003 were $944,065, an increase of $50,584 or approximately 6% from the comparable period of the prior year. Research and development costs have increased, primarily the result of increased research and development wages, additional biostudies, and as a result of the termination of the joint venture as the Company is solely responsible to fund product development, which it expects to fund from internal resources or through loans or investment by third parties.

         Other expenses for the six months ended September 30, 2003 were $1,320,988, an increase of $1,080,942, or approximately 450% from the comparable period of the prior year. The increase is due to charges of $1,051,165 related to the issuance of stock options, a charge of $172,324 relating to the modification of the warrant exchange offer, and the reduction of $52,533 in interest income due to lower rates and compensating balances, partially offset by a decrease of $186,379 in equity loss of the joint venture due to its termination.

         The Company's net loss for the six months ended September 30, 2003 was $3,594,332 compared to $1,734,559 for the comparable period of the prior year. The increase in the net loss was primarily due to the lack of revenue, charges of $1,051,165 relating to the issuance of stock options and an increase in general and administrative expenses.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2003 COMPARED TO
            THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2002

                                   (CONTINUED)


Material Changes in Financial Condition

         The Company's working capital (total current assets less total current liabilities), which was $2,950,513 as of March 31, 2003, decreased to $601,390 as of September 30, 2003. The decrease in working capital is primarily due to the Company's net loss from operations.

         The Company experienced negative cash flow from operations of $1,813,980 for the six months ended September 30, 2003, primarily due to the Company's net loss from operations of $3,594,332, offset by non-cash charges of $1,402,709.

Liquidity and Capital Resources

         For the six months ended September 30, 2003, the Company suffered a negative cash flow and financed its operations primarily through the private sale of its equity and debt securities. The Company had working capital of $.6 million at September 30, 2003 compared with $5.4 million at September 30, 2002. Cash and cash equivalents at September 30, 2003 were $1.4 million, a decrease of $4.3 million from the $5.7 million at September 30, 2002.

         Net cash used in operating activities was $1,813,980 during the six months ended September 30, 2003, compared to $849,048 for the six months ended September 30, 2002. Net cash used in operating activities during the six months ended September 30, 2003 resulted primarily from the Company's net loss of $3,594,332, offset in part by non-cash charges of $1,402,709 and by a reduction in accounts receivable and an increase in accrued expenses and certain non-cash expenses. Net cash used in operating activities during the six months ended September 30, 2002 resulted primarily from a net loss of $1,734,559, offset in part by certain non-cash expenses.

         Investing activities provided net cash of $70,087 during the six months ended September 30, 2003 which resulted from a decrease in restricted cash. Net cash utilized by investing activities of $62,750 during the six months ended September 30, 2002 which resulted from the acquisition of property and equipment, payment of a deposit thereon and the purchase of a patent, partially offset by the maturity of short-term investments and a decrease in restricted cash.
         Financing activities utilized net cash of $147,500 during the six months ended September 30, 2003 which resulted from the repayment of $177,500 of indebtedness, offset partially by the sale of common stock and warrants. Financing activities utilized net cash of $288,679 during the six months ended September 30, 2002 primarily from the repayment of indebtedness and the purchase of the Company's stock, offset in part by the sale of common stock and warrants.

            The Company anticipates that its capital expenditures for the 12 months ending September 30, 2004 will be limited to expenditures that can be funded entirely by development contracts that include provisions for such funding for these expenditures. There can be no assurance that the Company will enter into any such agreements.

                           ELITE PHARMACEUTICALS, INC.

                                 PART I. ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2003 COMPARED TO
            THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2002

                                   (CONTINUED)


         The Company's capital expenditures aggregated $327,050 for the six-month period ended September 30, 2002. Such expenditures consisted primarily of the acquisition of property and equipment necessary to support the Company's existing operations and expected growth.

         The Company has outstanding $2,495,000 in aggregate amount of bonds. The bonds bear interest at a rate of 7.75% per annum and are due on various dates between 2005 and thereafter. The bonds are secured by a first lien on the Company's facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the refinancing of the land and building the Company currently owns, the purchase of certain manufacturing equipment and related building improvements and the maintenance of a $300,000 debt service reserve. All of the restricted cash, other than the debt service reserve, is expected to be expended within twelve months and is therefore categorized as a current asset on the Company's consolidated balance sheet as of September 30, 2003. Pursuant to the terms of the bond indenture agreement pursuant to which the bonds were issued, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of September 30, 2003 the Company was in compliance with the covenants contained in the bond indenture agreement.

         As a result of expenditures associated with operating the Company's business and the joint venture termination, the Company's cash expenses have exceeded its generated revenues for the six months ended September 30, 2003. In order to conserve cash for the next twelve months, the Company intends to reduce costs by reducing the number of products under active development to six. However, while the Company anticipates having adequate capital to support its operations through the end of the Company's current fiscal year, it will need to raise capital and/or generate additional revenues in order to support its operations beyond that time.

         As of September 30, 2003, the Company's principal source of liquidity was approximately $1,372,688 of cash and cash equivalents.

         The Company is currently in negotiations to enter into an agreement and plan of merger with Nostrum Pharmaceuticals, Inc., a private drug development company, which would provide for Nostrum to become a wholly-owned subsidiary of the Company and for the shareholders of Nostrum to be issued approximately 32,000,000 shares of Common Stock, together with options to acquire a substantial number of additional shares of Common Stock exercisable on satisfaction of certain conditions. The merger proposal contemplates that as one of the conditions to its consummation, the Company's working capital be increased to a designated amount. The Company believes that any increase in its working capital would be funded through issuances of its equity, as to which no assurance can be given.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company had no investments in marketable securities as of September 30, 2003 or assets and liabilities which are denominated in a currency other than U.S. dollars or involve commodity price risks.

         PART II. OTHER INFORMATION
Item 5.  OTHER INFORMATION

         Employment Agreement with Bernard Berk
         --------------------------------------

         On July 23, 2003, the Company entered into an employment agreement with its new Chief Executive Officer, Bernard Berk. The initial term of this agreement is three years. Pursuant to this agreement:

         - Mr. Berk is entitled to receive a base salary of $200,000 per annum, subject to increase to $330,140 if and when the Company consummates a Strategic Transaction (as defined in the agreement);

         - The Company confirmed its grant to Mr. Berk on June 3, 2003 of options to purchase 300,000 shares of the Company's common stock at $2.01 per share. All of these options are vested.

         - The Company granted Mr. Berk options to purchase an additional 300,000 shares of its common stock, with an exercise price of $2.15, the closing price of the Company's common stock on the date of grant, such options to vest solely upon consummation of a Strategic Transaction.

         - Mr. Berk will be appointed as a director of the Company if he is serving as its Chief Executive Officer following the consummation of a Strategic Transaction.

         - Mr. Berk will be entitled to receive severance in accordance with the agreement if he is terminated without cause, as defined, or because of his death or permanent disability or if he terminates his employment for good reason as defined.

         Change to Class A Warrant Exchange Offer
         ----------------------------------------

         The Company recently amended its offer to exchange its new Class C Warrants for outstanding Class A Warrants, which expired on November 30, 2002, to eliminate the $.10 per share exchange fee.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              31.1   Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

              31.2   Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

              32.1   Certification of Chief Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2   Certification by Chief Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K.

              No Reports on Form 8-K were filed during the three months ended September 30, 2003 except that:

              A Report on Form 8-K was filed on August 8, 2003 containing responses to Items 5 and 7 with respect to the Company's press release reporting its Board of Directors' authorization of the Company's management to negotiate a definitive merger agreement with Nostrum Pharmaceuticals, Inc.

              A Report on Form 8-K was filed on September 23, 2003 containing responses to Items 5 and 7 with respect to the Company's exchange of Class C Warrants for Class A Warrants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ELITE PHARMACEUTICALS, INC.


Date:    November 13, 2003      By: /s/ BERNARD BERK
                                    --------------------------------------------
                                    Bernard Berk
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:    November 13, 2003      By: /s/ MARK I. GITTELMAN
                                    --------------------------------------------
                                    Mark I. Gittelman
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)