Form 10-Q
period 2003-12-31
ELITE PHARMACEUTICALS INC /DE/
filed 2004-02-17
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 2003
                                 -----------------------------------------------

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period ended        to


                        Commission File Number: 333-45241
--------------------------------------------------------------------------------

                           ELITE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                22-3542636
---------------------------------         --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


165 Ludlow Avenue, Northvale, New Jersey                     07647
-----------------------------------------         ------------------------------
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

                                                                  Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of February 11, 2004: 12,104,423.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                     Page No.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 2003 (unaudited) and
         March 31, 2003                                                               1 - 2

         Consolidated Statements of Operations for the three and nine months
         ended December 31, 2003 and December 31, 2002 (unaudited)                      3

         Consolidated Statement of Changes in Stockholders' Equity
         for the nine months ended December 31, 2003 (unaudited)                        4

         Consolidated Statements of Cash Flows for the nine months
         ended December 31, 2003 and December 31, 2002 (unaudited)                    5 - 6

         Notes                                                                        7 - 13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                15 - 20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                              21

PART II  OTHER INFORMATION                                                            21 - 22

         Item 1 Legal Proceedings
         Item 2    Changes in Securities and Use of Proceeds
         Item 6 Exhibits and Reports on Form 8-K

SIGNATURES                                                                              23

EXHIBITS


                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                      ASSETS

                                                                                 DECEMBER 31,            MARCH 31,
                                                                                    2003                   2003
                                                                                 (Unaudited)

CURRENT ASSETS:
       Cash and cash equivalents                                                 $  3,684,538          $ 3,264,081
       Accrued interest receivable                                                        ---                4,681
       Restricted cash                                                                114,930               99,380
       Prepaid expenses and other current assets                                       83,289              132,092
                                                                                 ------------          -----------

           Total current assets                                                     3,882,757            3,500,234
                                                                                 ------------          -----------


PROPERTY AND EQUIPMENT, net of accumulated
       depreciation and amortization                                                4,147,778            4,390,553
                                                                                 ------------          -----------


INTANGIBLE ASSETS - net of accumulated amortization                                   109,187              104,842
                                                                                 ------------          -----------


OTHER ASSETS:
       Restricted cash - Debt Service Reserve                                         300,000              300,000
       Restricted cash - Note payable                                                 243,750              250,000
       EDA bond offering costs, net of accumulated amortization
           of  $57,527 and $47,627, respectively                                      140,693              150,593
                                                                                 ------------          -----------

           Total other assets                                                         684,443              700,593
                                                                                 ------------          -----------

           TOTAL ASSETS                                                          $  8,824,165          $ 8,696,222
                                                                                 ============          ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 DECEMBER 31,            MARCH 31,
                                                                                    2003                   2003
                                                                                 (Unaudited)
CURRENT LIABILITIES:
       Current portion - Note payable                                            $    75,000            $   75,000
       Current portion of EDA bonds                                                  150,000               140,000
       Accounts payable and accrued expenses                                         556,739               334,721
                                                                                 -----------           -----------
           Total current liabilities                                                 781,739               549,721
                                                                                 -----------           -----------

LONG TERM LIABILITIES:
       Note payable - net of current portion                                         168,750               225,000
       EDA bonds - net of current portion                                          2,345,000             2,495,000
                                                                                 -----------           -----------
           Total long-term liabilities                                             2,513,750             2,720,000
                                                                                 -----------           -----------

           Total liabilities                                                       3,295,489             3,269,721
                                                                                 -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Common stock - $.01 par value;
           Authorized - 25,000,000 shares

           Issued and outstanding -12,204,426 and 10,544,426 shares,
           respectively                                                              122,044               105,444
       Additional paid-in capital                                                 39,267,888            34,218,832

       Accumulated deficit                                                       (33,554,415)          (28,590,934)
                                                                                 -----------           -----------
                                                                                   5,835,517             5,733,342
       Treasury stock
                                                                                    (306,841)             (306,841)
                                                                                 -----------           -----------
           Total stockholders' equity                                              5,528,676             5,426,501
                                                                                 -----------           -----------

           Total liabilities and stockholder's equity                            $ 8,824,165           $ 8,696,222
                                                                                 ===========           ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                           DECEMBER 31,                       DECEMBER 31,
                                                                           -------------                      ------------
                                                                       2003             2002              2003            2002
                                                                       -----            -----             -----           ----
                                                                    (Unaudited)      (Unaudited)       (Unaudited)     (Unaudited)
REVENUES:
       Research and Development                                     $     30,000     $    150,000      $     30,000    $    365,000
       Product Formulation Revenues                                          ---              ---               ---         187,810
       Testing Fees                                                          ---            2,500               ---           2,500
                                                                    ------------     ------------      ------------    ------------
             Total revenues                                               30,000          152,500            30,000         555,310
                                                                    ------------     ------------      ------------    ------------

COST OF OPERATIONS:
       Research and development                                          536,723          567,864         1,480,788       1,461,345
       General and administrative                                        394,867          450,024         1,543,926       1,297,046
       Depreciation and amortization                                      89,610           78,210           268,830         234,630
                                                                    ------------     ------------      ------------    ------------
                                                                       1,021,200        1,096,098         3,293,544       2,993,021
                                                                    ------------     ------------      ------------    ------------

LOSS FROM OPERATIONS                                                    (991,200)        (943,598)       (3,263,544)     (2,437,711)
                                                                    ------------     ------------      ------------    ------------

OTHER INCOME (EXPENSES):
       Interest income                                                     6,284           18,616            16,469          81,334
       Litigation Settlement                                             150,000              ---           150,000             ---
       Sale of NJ Tax Losses                                             151,027              ---           151,027             ---
       Interest expense                                                  (52,093)         (55,896)         (159,777)       (172,281)
       Equity in loss of Joint Venture                                       ---              ---               ---        (186,379)
       Charge relating to issuance of stock options                      (45,184)             ---        (1,096,349)            ---
       Charge relating to issuance of warrants                          (587,983)             ---          (587,983)            ---
       Charge relating to warrant exchange offer                             ---         (242,338)         (172,324)       (242,338)
                                                                    ------------     ------------      ------------    ------------
                                                                        (377,949)        (279,618)       (1,698,937)       (519,664)
                                                                    ------------     ------------      ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                (1,369,149)      (1,223,216)       (4,962,481)     (2,957,375)
                                                                    ------------     ------------      ------------    ------------

PROVISION FOR INCOME TAXES                                                   ---          (71,614)           (1,000)        (71,214)
                                                                    ------------     ------------      ------------    ------------
NET LOSS                                                            $ (1,369,149)    $ (1,151,602)     $ (4,963,481)   $ (2,886,161)
                                                                    ============     ============      ============    ============


BASIC AND DILUTED LOSS PER COMMON SHARE                             $       (.12)    $       (.11)     $       (.46)   $       (.29)
                                                                    ============     ============      ============    ============

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                                      11,381,926       10,286,917        10,829,626       9,914,772
                                                                    ============     ============      ============    ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                            ADDITIONAL
                                                         COMMON STOCK         PAID-IN     TREASURY     ACCUMULATED   STOCKHOLDERS'
                                                      SHARES      AMOUNT      CAPITAL      STOCK         DEFICIT        EQUITY
BALANCE AT MARCH 31, 2003                           10,544,426  $ 105,444  $ 34,218,832  $ (306,841)  $(28,590,934)  $ 5,426,501

Nine months ended December 31, 2003 (unaudited)

Modification of Warrant Exchange Offer                      --         --       172,324          --             --       172,324

Issuance of stock options                                   --         --     1,096,349          --             --     1,096,349

Issuance of stock warrants                                  --         --       587,983          --             --       587,983

Proceeds from exercising stock options                  15,000        150        29,850          --             --        30,000

Net proceeds from private placement                  1,645,000     16,450     3,162,550          --             --     3,179,000

Net loss for nine months ended December 31, 2003            --         --            --          --     (4,963,481)   (4,963,481)
                                                  ------------  ---------  ------------  ----------   ------------   -----------
BALANCE AT DECEMBER 31, 2003
(Unaudited)                                         12,204,426  $ 122,044  $ 39,267,888  $ (306,841)  $(33,554,415)  $ 5,528,676
                                                  ============  =========  ============  ==========   ============   ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                             NINE MONTHS ENDED
                                                                                                                DECEMBER 31,
                                                                                                          2003              2002
                                                                                                       (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                         $ (4,963,481)   $ (2,886,161)
      Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and Amortization                                                                      268,830         234,630
         Equity in loss of Joint Venture                                                                        ---         186,379
         Charge related to issuance of stock options                                                      1,096,349             ---
         Charge related to issuance of stock warrants                                                       587,983             ---
         Charge related to modification of warrant exchange offer                                           172,324         242,338
         Changes in assets and liabilities:
            Accounts and accrued interest receivable                                                          4,681          39,988
            Prepaid expenses and other current assets                                                        48,803          54,759
            Amount receivable from Joint Venture                                                                ---         525,259
            Accounts payable, accrued expenses and other current liabilities                                222,018         (29,619)
                                                                                                       ------------    -------------
NET CASH (USED IN) OPERATING ACTIVITIES                                                                  (2,562,493)     (1,632,427)
                                                                                                       ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturity of short-term investment                                                                         ---         100,000
      Purchase of property and equipment                                                                        ---        (570,810)
      Purchase of patent                                                                                    (20,500)        (24,318)
      Receivable from sale of New Jersey tax losses                                                             ---          66,077
      Restricted cash                                                                                        (9,300)         97,816
                                                                                                       ------------    -------------
                                                                                                            (29,800)       (331,235)
                                                                                                       ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock.                                                         3,209,000          65,843
      Principal bank note payments                                                                          (56,250)        (56,250)
      Principal repayments of NJEDA Bonds                                                                  (140,000)       (130,000)
      Purchase of Treasury Stock                                                                                ---        (269,855)
                                                                                                       ------------    -------------


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                       3,012,750        (390,262)
                                                                                                       ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                     420,457      (2,353,924)

CASH AND CASH EQUIVALENTS - beginning of period                                                           3,264,081       6,852,434
                                                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS - end of period                                                              $  3,684,538    $  4,498,510
                                                                                                       ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                                           $    112,341    $    172,881
      Cash paid (received) for income taxes                                                                (150,027)        (71,214)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
       FINANCING ACTIVITIES
      Issuance of Preferred Stock Series B (including stock dividend payable of
         $14,000 and subscription receivable of $67,000)                                               $        ---    $    573,000
      Conversion of Preferred Stock, Series B to Common Stock                                                   ---             521
      Conversion of  Preferred Stock to Additional Paid In Capital                                              ---      14,520,810
      Reduction of Amounts Due to Joint Venture                                                                 ---         622,133
      Reduction in Investments in Joint Venture                                                                 ---          63,381
      Dividends accrued on Preferred Stock - Series A                                                           ---         899,923
      Conversion of Preferred Stock Series A to Common Stock                                                    ---           7,642
      Transfer of Deposit on Equipment                                                                          ---         123,396


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1     -    BASIS OF PRESENTATION

                The information in this Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the "Company") including its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite Labs"), for the three and nine month periods ended December 31, 2003 and 2002 and its wholly-owned subsidiary, Elite Research, Inc. ("ERI"), for the three and nine month periods ended December 31, 2003. On September 30, 2002, the "Company" acquired from Elan Corporation, plc and Elan International Services, Ltd. (together "Elan"), Elan's 19.9% interest in Elite Research Ltd. ("ERL), a joint venture formed between the Company and Elan in which the Company's interest originally was 80.1%. On December 31, 2002, the Company entered into an agreement of merger whereby ERL (a Bermuda corporation) was merged into a new Delaware Corporation, ERI, a wholly owned subsidiary of the Company. As a result of the merger, ERI became the owner of all of the assets and liabilities of ERL. The merger was accounted for as a tax-free reorganization. As of December 31, 2003, the financial statements of all entities are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

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

                The Company does not anticipate being profitable for fiscal year 2004, therefore a current provision for income tax was not established for the three and nine months ended December 31, 2003. Only the minimum corporation tax liability required for state purposes is reflected.

NOTE 2   -      STOCKHOLDERS' EQUITY

                PRIVATE PLACEMENT

                The Company was successful in its completion in December 2003 of a private placement of 1,645,000 shares of its common stock at $2.00 per share, increasing the Company's outstanding shares to 12,204,426. The offering was exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended. In connection with the offering, the Company paid a cash commission of $72,500 to First Montauk Securities Corp., as selling agent and agreed to issue to the agent a five year warrant to purchase 50,000 shares of Company's common stock at a price of $2.00 per share. Legal fees approximating $40,000 were also incurred in connection with this private placement.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2   -      STOCKHOLDERS' EQUITY (Continued)


                TREASURY STOCK TRANSACTIONS

                At a special meeting of the Company's Board of Directors held on June 27, 2002, the Board authorized the Company to purchase up to 100,000 shares of its common stock in the open market no later than December 31, 2002. As of December 31, 2003, the Company had purchased 100,000 shares of common stock for total consideration of $306,841.

                WARRANTS AND OPTIONS

                At December 31, 2003, Elite had outstanding 2,810,550 options with exercise prices ranging from $2.00 to $10.00 and 983,752 warrants with exercise prices ranging from $2.00 to $18.00; each option and warrant representing the right to purchase one share of common stock.

                During the year ended March 31, 2003, the Company issued an aggregate of 210,000 options to an employee and to members of the Board of the Directors. The options issued to the employee have an exercise price of $5.00 per share and the options issued to the directors have an exercise price of $2.01. All of these options vest one-third annually over three years. The options expire 10 years from the date of their issuance.

                During the nine months ended December 31, 2003, the Company issued an aggregate of 1,005,000 options to purchase common stock to employees and to a member of the Board of Directors (no options were granted during the three months ended December 31,
                2003). The options have exercise prices between $2.01 and $5.00 per share. 600,000 options vested immediately, 105,000 options vest straight -line over three years and 300,000 options, which were granted to the Company's Chief Executive Officer, will vest solely upon consummation of a strategic transaction as defined in his option agreement. The options expire ten years from date of issuance. The per share weighted-average fair value of options granted during the nine months ended December 31, 2003, was $1.75 using the Black-Scholes options pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 75.47%; risk-free interest rate of 4.0%; and expected lives of ten years. The Company has taken a charge of $45,184 and $1,096,349, respectively, for the three and nine months ended December 31, 2003 which represents the fair value of the options vested, utilizing the Black-Scholes options pricing model on each grant date.

                During the three months ended December 31, 2003, the Company issued an aggregate of 200,000 and 50,000 warrants, respectively to financial consultants and the placement agent in the private placement. The warrants have exercise prices of $2.00 per share. The warrants vest immediately. The per share weighted-average fair value of warrants granted during the three months ended December 31, 2003 was $2.35, using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 77.97%; risk free interest rate of 4%; and expected lives of 5 years. The Company has taken a charge of $587,983 for the three months ended December 31, 2003, which represents the fair value of the warrants, utilizing the Black-Scholes option pricing model on the grant date.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2   -      STOCKHOLDERS' EQUITY (Continued)


                WARRANTS AND OPTIONS (Continued)

                The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period presented:


                                                    THREE MONTHS ENDED DECEMBER        NINE MONTHS ENDED DECEMBER
                                                    ---------------------------        --------------------------
                                                       2003              2002             2003             2002
                                                       ----              ----             ----             ----
   Net loss as reported                            $ (1,369,149)    $ (1,151,602)     $  (4,963,481)   $ (2,886,161)

   Add: Stock-based compensation
   expense included in reported net loss,
   net of related tax effects                            633,167             ---          1,684,332             ---


   Deduct: Total stock-based
   compensation expense determined
   under fair value method for all awards
   net of related tax effects                           (853,370)       (267,662)        (2,344,940)       (802,988)
                                                   -------------     -----------      -------------    ------------

   Pro-forma net loss                                 (1,589,352)     (1,419,264)        (5,624,089)     (3,689,149)

   Loss per share as reported                               (.12)           (.11)              (.46)           (.29)
   Pro-forma loss per share                                 (.14)           (.14)              (.52)           (.37)


                CLASS A WARRANT EXCHANGE OFFER

                On October 23, 2002, the Company entered into a Settlement Agreement with various parties in order to end a Consent Solicitation contest and various litigation initiated by the Company. The Settlement Agreement provided, among other things, an agreement to commence an exchange offer (the "Exchange Offer") to which holders of the Company's Class A Warrants which expired on November 30, 2002 (the "Old Warrants") would have the opportunity to exchange those warrants for Class C Warrants (the "New Warrants") upon payment to the Company of $.10 per share of common stock issuable upon the exercise of the old warrants. The Company in September 2003 amended the exchange offer to eliminate the $.10 per share exchange fee.

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

                During the year ended March 31, 2003, the Company incurred a charge of $242,338 relating to the Exchange Offer, which represents the fair value of the New Warrants, net of anticipated proceeds, assuming all Old Warrants will be exchanged. The elimination of the $.10 per share exchange fee resulted in a charge in the second quarter of $172,324.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 3   -      COMMITMENTS AND CONTINGENCIES

                LITIGATION WITH ATUL M. MEHTA

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

                The Company has filed counterclaims against Mehta and a motion to dismiss Mehta's claims, and, as part of that motion, sought to compel Mehta to assign and transfer to the Company any rights Mehta may have in or to all patents which were developed during his employment with the Company. Similarly, the director named as a defendant in the action filed a motion to dismiss Mehta's claim individually.

                In November 2003, a settlement was entered into the record of the Superior Court by counsel to the Company and Mehta but is being contested by Mehta as having not been authorized by him. A hearing of his claim is scheduled to be held in March, 2004. If his claim to overturn the settlement is denied, the settlement will include a payment to Mehta of $400,000, payment of certain benefits for a two year period, a short term option in form of the Company or its designee to acquire all of his shares of the Company at $2.00 per share, a required $100,000 non-refundable deposit payable by the Company on the exercise price of such option, extension of expiration dates of certain options, Mehta's relinquishment of any rights to the Company's intellectual property, and Mehta's agreement to certain non-disclosure and non-competition covenants. If the settlement is not enforced by the Court and the Company fails to prevail in this action, such failure would have a material adverse effect on its financial condition and results of operations. As of December 31, 2003, the Company's financial statements do not reflect any accrued compensation owed under Mehta's employment agreement.

                REFERRAL AGREEMENT

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 3   -      COMMITMENTS AND CONTINGENCIES (Continued)

                REFERRAL AGREEMENT (Continued)

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

                As of December 31, 2003, no payments were required to be made under this agreement.

                COLLABORATIVE AGREEMENTS

                On December 18, 2003, the Company and Pivotal Development, L.L.C. entered into an agreement to develop a controlled release product utilizing Elite's proprietary drug delivery technology. The product is a generic equivalent to a drug losing patent exclusivity with addressable market revenues of approximately $150 million per year. The agreement will also provide an option to develop a controlled release NDA product.

                Under the collaboration agreement, Pivotal Development will be responsible for taking the Elite formulation through clinical development and the FDA regulatory approval process. The partners will seek a license during the development cycle from a pharmaceutical company which has the resources to effectively market the product and share the cost of defending the product against any lawsuits.

                Elite and Pivotal will bear costs in their respective areas of responsibility. In addition Pivotal shall pay Elite $750,000 upon attainment of certain milestones outlined in the agreement.

                In June 2001, the Company entered into two separate and distinct development and license agreements with another pharmaceutical company ("partner"). The Company is developing two drug compounds for the partner in exchange for certain payments and royalties. The Company also reserves the right to manufacture the compounds. The Company received $250,000 under one agreement and $300,000 under the other agreement, all of which were earned as of March 31, 2002. The Company is currently proceeding with development and formulation for both products as specified in the development agreements. $30,000 was earned during the three months ended December 31, 2003. During the three and nine months ended December 31, 2002 the Company earned $10,000 and $85,000, respectively, for additional development and formulation for both products.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 3   -      COMMITMENTS AND CONTINGENCIES (Continued)

                COLLABORATIVE AGREEMENTS (Continued)

                The Company is entitled to receive additional fees in advance for the final phase of the manufacturing. In addition, if and when FDA approval is obtained and if requested by Ethypharm, the Company will manufacture commercial batches of the product on terms to be agreed upon.

                As of December 31, 2003, the Company billed and earned revenues of $280,000, under the Ethypharm agreement, all of which was billed and earned during the nine months ended December 31, 2002, in accordance with the substantive milestone method of revenue recognition. Under this method, the milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event. Accordingly, the non-refundable milestone payments are recognized in full when the milestone is achieved.

                CONTINGENCIES

                Elite Labs was the plaintiff in a civil action brought in the Superior Court of New Jersey on November 20, 2000 against three parties to recover damages in an unspecified amount based on the alleged failure of the defendants to perform properly and complete certain pharmaceutical tests and studies for which Elite Labs paid approximately $950,000.

                The defendants brought a counterclaim of approximately $250,000 allegedly due for services rendered to Elite Labs by the defendants for the completion of bioequivalency studies and for the storage of laboratory samples. Elite Labs vigorously contested the counterclaim.

                The above referenced matter was settled during the three months ended December 31, 2003 for $150,000 to Elite Labs. Proceeds from the settlement are reflected in the income statement as litigation settlement.

                EMPLOYMENT AGREEMENT

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 3   -      COMMITMENTS AND CONTINGENCIES (Continued)

                EMPLOYMENT AGREEMENT  (Continued)

                - Mr. Berk will be entitled to receive severance in accordance with the employment agreement if he is terminated without cause or because of his death or permanent disability or if he terminates his employment for good reason. The severance will be payable in accordance with the terms of his employment agreement.

                CONSULTING AGREEMENTS

                The Company entered into consulting agreements with each of Saggi Capital Corp. and Bridge Ventures Inc. on November 4, 2003. The consultant's services will include, but not be limited to, advice with respect to overall strategic planning, financing opportunities, acquisition policy, commercial and investment banking relationships and stockholder matters.

                In consideration of the consultant's agreement to provide services, the Company agrees to pay each consultant $75,000 payable in monthly installments of $6,250 and to issue to the consultant a warrant to purchase 100,000 shares of the Company's common stock.

                For  the  three  months  ended  December  31,  2003,  consulting expenses under those agreements amounted to $15,000 plus approximately $470,000 attributable to the issuance of warrants.

NOTE 4   -      INCOME TAXES

                During the nine and three months ended December 31, 2003 the Company received approval for the sale of an additional
                $1,928,817 of New Jersey net-operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefit received was $151,027 and is recorded as other income in the accompanying financial statements.

NOTE 5   -      POSSIBLE MERGER

                On  August  6,  2003,  the  Board of  Directors  authorized  the
                Company's management to negotiate a merger agreement with Nostrum Pharmaceuticals, Inc. ("Nostrum"), a privately-held company engaged in the development of drug delivery products, whereby Nostrum would be merged into a new subsidiary of the Company in exchange for three times the number of shares of the Company's common stock outstanding immediately prior to the merger and options to acquire substantial additional shares of the Company's common stock on terms to be agreed upon by the parties.

                The proposed merger agreement is subject to the approval of the Board of Directors of the Company and will include, as conditions to the merger, that the merger be approved by the Company's shareholders, that the Company's Board of Directors be expanded with certain members designated by former Nostrum shareholders, and that the Company maintain a designated amount of working capital as of the effective date and other customary closing conditions.

                No assurance can be given that a definitive merger agreement will be executed or that, if executed, the conditions to the merger will be satisfied. The actual number of shares of the Company's common stock, and options exercisable for the
                Company's common stock, issuable upon closing of the proposed transaction will be determined in the definitive merger agreement, as may be approved, and may vary materially from the amounts set forth above.

                           ELITE PHARMACEUTICALS, INC.

                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2003 COMPARED TO
            THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2002

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

         The Company has included in this Quarterly Report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business, operations and financial condition. "Forward-looking statements" consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company's plans for future periods. In addition, the words "could", "expects", "anticipates", "objective", "plan", "may affect", "may depend", "believes", "estimates", "projects" and similar words and phrases are also intended to identify such forward-looking statements.

         Actual results could differ materially from those projected in the Company's forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for drug delivery products, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as "Risk Factors" in other filings by the Company with the SEC including the Form 10-K. Such factors may also cause substantial volatility in the market price of the Company's common stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion addresses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgment, including those related to long-lived assets, intangible assets, income taxes, equity-based compensation, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

                           ELITE PHARMACEUTICALS, INC.

                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2003 COMPARED TO
            THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2002

                                   (CONTINUED)

         Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company's most critical accounting policies include the recognition of revenue upon completion of certain phases of projects under research and development contracts. Revenues from these contracts are recognized when management determines the Company has completed its obligation under each phase. The Company also assesses a need for an allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Management estimates its net operating losses will probably not be utilized in the near future, and has not recognized a tax benefit from this deferred tax asset. If management anticipated being profitable, a deferred tax benefit would be recognized and such estimate would increase net income and earnings per share accordingly. The Company assesses the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Management estimates the Company's patents and property and equipment are not impaired. If these assets were considered impaired, the Company would recognize an impairment loss which would increase the Company's net loss and net loss per share accordingly. The Company assesses its exposure to current commitments and contingencies by advice of counsel. If accruals for possible compensation payments to Dr. Atul Mehta had been made with respect to the Company's litigation outstanding with Dr. Mehta, the Company's net loss and loss per share would be increased accordingly. It should be noted that actual results may differ from these estimates under different assumptions or conditions.

         During the fiscal year ended March 31, 2003, the Company elected to prospectively recognize the fair value of stock options granted to employees and members of the Board of Directors, effective as of the beginning of the fiscal year. The prospective method allowed by the Financial Accounting Standards Board effects the Company's results of operations for the three and nine-month periods ended December 31, 2003 since 600,000 options were granted which vested immediately and other options were granted that vest over three and five years. The Company does not know the future effect of options and warrants which may be granted to employees and members of the Board of Directors. The Financial Accounting Standards Board provided three transition alternatives for recognizing stock-based compensation cost using the fair value method. If management did not elect the prospective method during the year ended March 31, 2003, the Company's operating loss and net loss would have been decreased. However, the two other methods would have required either greater compensation cost to be recognized as an expense or retroactive restatement of previously reported net loss.

RESULTS OF CONSOLIDATED OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

         The Company's revenues for the three months ended December 31, 2003 were $30,000 as compared with $152,500 for the comparable period of the prior year. As a result of inadequate funds to conduct research and development and the resignations in June 2003 of the Company's principal scientific officers, the Company was unable to generate revenues under its existing customer contracts during the current period. For the three months ended December 31, 2003 and December 31, 2002 revenues consisted of research and development fees earned in conjunction with its distinct development, license and manufacturing agreements. Elan's obligation to make payments to the Company or to ERL terminated upon the termination of the joint venture on September 30, 2002. The absence of payments from Elan has effected and will affect revenues for periods subsequent to September 30, 2002.

                           ELITE PHARMACEUTICALS, INC.

                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         THREE AND NINE MONTH PERIOD ENDED DECEMBER 31, 2003 COMPARED TO
             THE THREE AND NINE MONTH PERIOD ENDED DECEMBER 31, 2002

                                   (CONTINUED)

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 30, 2002 (continued)

         General and administrative expenses for the three months ended December 31, 2003 were $394,867, a decrease of $55,157 or 12% from the comparable period of the prior year. The decrease in general and administrative expenses was substantially due to the tightening of all general and administrative expense categories offset by increases in legal fees and consulting fees, and increases in administrative salaries partly due to business development efforts including the employment in June 2003 of a new Chief Executive Officer.

         Research and development costs for the three months ended December 31, 2003 were $536,723, a decrease of $31,141 or 5% from the comparable period of the prior year.

         Increases in other income for the three months ended December 31, 2003 were primarily the result of a litigation settlement of $150,000 and the sale of NJ Tax losses of $151,027. Increases in other expense for the three months ended December 31, 2003 were primarily the result of non-cash charges from issuing warrants.

         The Company's net loss for the three months ended December 31, 2003 was $1,369,149 compared to $1,151,602 for the comparable period of the prior year. The increase in the net loss was primarily due to charges relating to the issuance of stock options and warrants, as well as the decline in revenue.

NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 2002

         The Company had $30,000 of revenues for the nine months ended December 31, 2003 as compared with $555,310 over the comparable period of the prior year. As a result of inadequate funds to conduct research and development and the resignations in June 2003 of the Company's principal scientific officers, the Company was unable to generate revenues under its existing customer contracts during the current period. The revenues for the nine months ended December 31, 2003 were research and development fees earned in conjunction with the Company's distinct development, license and manufacturing agreements. For the nine months ended December 31, 2002, revenues consisted of product formulation fees of $187,810 earned in conjunction with the Company's joint venture with Elan in ERL and research and development fees of $367,500 earned in conjunction with distinct development, license and manufacturing agreements. Elan's obligation to make payments to the Company or to ERL terminated upon the termination of the joint venture on September 30, 2002. The absence of payments from Elan has effected and will affect revenues for the future.

         General and administrative expenses for the nine months ended December 31, 2003 were $1,543,926, an increase of $246,880 or 19% from the comparable period of the prior year. The increase was substantially due to increases in legal fees and consulting fees, and increases in administrative salaries partly due to business development efforts including the employment of a Chief Executive Officer in June 2003.

                           ELITE PHARMACEUTICALS, INC.

                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2003 COMPARED TO
            THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2002

                                   (CONTINUED)

NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 2002 (Continued)

         Research and development costs for the nine months ended December 31, 2003 were $1,480,788, an increase of $19,443 or approximately 1% from the comparable period of the prior year.

         Other expenses, net of other income, for the nine months ended December 31, 2003 were $1,698,937, an increase of $1,179,273, or 227% from the comparable period of the prior year. The increase is due to charges of $1,096,349 related to the issuance of stock options, charges of $587,983 related to the issuance of warrants, and the reduction of $64,865 in interest income due to lower rates and compensating balances, partially offset by a decrease of $186,379 in equity loss of joint venture due to its termination, a litigation settlement of $150,000 and the sale of N.J. Tax losses totaling $151, 027.

         The Company's net loss for the nine months ended December 31, 2003 was $4,963,481 compared to $2,886,161 for the comparable period of the prior year. The increase in the net loss was primarily due to the reduction of revenue as a result of the Company's inability to generate revenues under its existing customer contracts during the current period due to inadequate funds to conduct research and development and the resignations in June 2003 of the Company's principal scientific officers, increases in general and administrative expenses due primarily to increases in legal and consulting fees and non-cash charges of $1,096,349 and $587,983, relating to the issuance of stock options and warrants.

MATERIAL CHANGES IN FINANCIAL CONDITION

         The Company's working capital (total current assets less total current liabilities), which was $2,950,513 as of March 31, 2003, increased to $3,101,018 as of December 31, 2003. The increase in working capital is primarily due to proceeds received from sale of common stock in a private placement partially offset by the Company's net loss from operations.

         The Company experienced negative cash flow from operations of $2,562,493 for the nine months ended December 31, 2003, primarily due to the Company's net loss from operations of $4,963,481, offset by non-cash charges of $2,125,486. Non-cash charges included, but were not limited to, $1,096,349 in connection with the issuance of stock options, a charge of $587,983 in connection with the issuance of warrants, and a charge related to modification of warrant exchange offer of $172,324.

         The Company recently completed a Good Manufacturing Practices ("GMP") batch for a product currently licensed with a pharmaceutical company under a development and license agreement entered into June 2001. The Company received $30,000 under the Agreement and expects to complete two additional GMP batches in the near future under the terms of the licensing agreement. The Company expects to manufacture the product with revenues projected to be generated in the second quarter of its fiscal year ended March 31, 2005. The Company also projects as to which no assurance can be given the earning of additional milestone payments under the Agreement subject to completion of the GMP batches.

                           ELITE PHARMACEUTICALS, INC.

                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2003 COMPARED TO
            THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2002

                                   (CONTINUED)

MATERIAL CHANGES IN FINANCIAL CONDITION (Continued)

         The  Company   recently   entered  into  an   Agreement   with  Pivotal
Development, L.L.C. Under the Agreement, the Company will be entitled to milestone payments totaling $750,000. The Company projects, as to which no assurance can be given earning and receiving some of the milestone payments starting in the first quarter of fiscal year ending March 31, 2005.

         The Company is currently in discussions with two pharmaceutical companies with respect to product and licensing agreements on its controlled release Oxycodone compound with an abuse resistant feature. If an agreement can be consummated, its partner will provide funding for the development of the product as well as significant milestone payments. The Company estimates that the sales market for Oxycodone exceeds approximately $2 billion dollars annually. No assurance can be given that an agreement will be made or if made that it will result in material revenues for the Company.

         No assurance can be given that the Company will consummate any of the transactions discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, the Company's principal source of liquidity was approximately $3,684,538 of cash and cash equivalents.

         For the nine months ended December 31, 2003, the Company recorded positive cash flow and financed its operations primarily through the private sale of its equity and debt securities. The Company completed a successful private placement for net proceeds of approximately $3,200,000. The Company had working capital of $3.1 million at December 31, 2003 compared with $4.3 million at December 31, 2002. Cash and cash equivalents at December 31, 2003 were $3.7 million, a decrease of $.8 million from the $4.5 million at December 31, 2002.

         Net cash used in operating activities was $2,562,493 during the nine months ended December 31, 2003, compared to $1,632,427 for the nine months ended December 31, 2002. Net cash used in operating activities during the nine months ended December 31, 2003 resulted primarily from the Company's net loss of $4,963,481, offset in part by non-cash charges of $2,125,486 consisting of $1,096,349 in stock option charges, $587,983 in warrant issuance charges and, $172,324 in costs associated with modification of warrant exchange offer and $268,830 in depreciation expense. An increase in accrued expenses, the result of increased accruals for legal and consulting fees also offset the Company's net loss of $4,963,481 for the nine months ended December 31, 2003. Net cash used in operating activities during the nine months ended December 31, 2002 resulted primarily from a net loss of $2,886,161, offset in part by certain non-cash expenses consisting of, but not limited to depreciation expense of $234,630 and warrant exchange offer of $242,338.

         Investing activities used net cash of $29,800 during the nine months ended December 31, 2003 which resulted from a decrease in restricted cash. Net cash utilized by investing activities of $331,235 during the nine months ended December 31, 2002 resulted from the acquisition of property and equipment, payment of a deposit thereon and the purchase of a patent, partially offset by the maturity of short-term investments.

                           ELITE PHARMACEUTICALS, INC.

                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2003 COMPARED TO
            THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2002

                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

         Financing activities provided net cash of $3,012,750 during the nine months ended December 31, 2003 which resulted from the sale of stock through the private placement and sale of common stock through exercise of options offset by the repayment of $196,250 of indebtedness. Financing activities utilized net cash of $390,262 during the nine months ended December 31, 2002 primarily from the repayment of indebtedness and the purchase of the Company's stock, offset in part by the sale of common stock and warrants.

         As a result of expenditures associated with operating the Company's business and the joint venture termination, the Company's cash expenses have exceeded its generated revenues for the nine months ended December 31, 2003. In order to conserve cash for the next twelve months, the Company intends to reduce costs by reducing the number of products under active development to six.

            The Company did not make any capital expenditures during the nine months ended December 31, 2003. The Company's capital expenditures aggregated $570,810 for the nine-month period ended December 31, 2002. Such expenditures consisted primarily of the acquisition of property and equipment necessary to support the Company's existing operations and expected growth.

            The Company anticipates that its capital expenditures for the 12 months ending December 31, 2004 will be limited to expenditures that can be funded entirely by development contracts that include provisions for such funding. Management estimates the Company has sufficient cash to allow it to continue for at least the next 12 months. The Company may seek additional funds through additional debt or equity. No assurance can be given that any offering will be concluded or that if concluded the proceeds will be material.

         The Company had outstanding, as of December 31, 2003, $2,495,000 in aggregate amount of bonds. The bonds bear interest at a rate of 7.75% per annum and are due on various dates between 2005 and thereafter. The bonds are secured by a first lien on the Company's facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the refinancing of the land and building the Company currently owns, the purchase of certain manufacturing equipment and related building improvements and the maintenance of a $300,000 debt service reserve. All of the restricted cash, other than the debt service reserve, is expected to be expended within twelve months and is therefore categorized as a current asset on the Company's consolidated balance sheet as of December 31, 2003. Pursuant to the terms of the bond indenture agreement pursuant to which the bonds were issued, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of December 31, 2003 the Company was in compliance with the covenants contained in the bond indenture agreement.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2003 COMPARED TO
            THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2002

                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

         The Company is currently in negotiations to enter into an agreement and plan of merger with Nostrum Pharmaceuticals, Inc., a private drug development company, which would provide for Nostrum to become a wholly-owned subsidiary of the Company and for the shareholders of Nostrum to be issued three times as many shares of Common Stock as are outstanding immediately prior to the effectiveness of the merger, together with options to acquire a substantial number of additional shares of Common Stock exercisable on satisfaction of certain conditions. The merger proposal contemplates that as one of the conditions to its consummation, the Company's working capital be increased to a designated amount. No assurance can be given that any agreement will be concluded, that if concluded the terms will not be materially different or that the conditions to the merger, including stockholder approval, will be satisfied.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company had no investments in marketable securities as of December 31, 2003 or assets and liabilities which are denominated in a currency other than U.S. dollars or involve commodity price risks.

PART II. OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

         See "NOTE 3 - COMMITMENTS AND CONTINGENCIES; Litigation with Atul M. Mehta" set forth in the Notes to the Consolidated Financial Statements in this Report with regard to a possible settlement of the litigation with Dr. Atul Mehta.

Item 2.         CHANGE IN SECURITIES AND USE OF PROCEEDS

         Pursuant to consulting agreements, dated November 4, 2003, between the Company and each of Bridge Ventures, Inc. ("Bridge Ventures") and Saggi Capital Corp. ("Saggi "), the Company issued as partial consideration to each of Bridge Ventures and Saggi for their respective agreements to provide advice as to overall strategic planning, financing opportunities, acquisition policy, commercial and investment banking relationships and stockholder matters and such other related services as may be mutually agreed upon by the parties five year warrants to purchase 100,000 shares of its common stock exercisable at $2.00 per share.

         In December 2003, the Company completed a private placement of 1,645,000 shares of its common stock to a group of accredited investors at a price of $2.00 per share. Purchases in the private placement by an affiliate of John A. Moore, the Company's Chairman of the Board of 50,000 shares, and by a co-tenancy of Eric L. Sichel, a Director and another individual of 25,000 shares, are subject to stockholder approval. The offer and sale was exempt from registration under the Securities Act of 1933, as amended , pursuant to the exemption provided by Regulation D thereunder. In connection with the sale, the Company paid to the placement agent a commission of $72,500 and issued to the placement agent and its associates five year warrants to purchase an aggregate of 50,000 shares of its common stock exercisable at $2.00 per share.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)    Exhibits:

                       10.1  Consulting  Agreement,   dated  November  4,  2003,
                             between the Company and Saggi Capital Corp.

                       10.2  Consulting  Agreement,   dated  November  4,  2003,
                             between the Company and Bridge Ventures, Inc.

                       10.3 Form of Warrant issued to each of Saggi Capital Corp., Bridge Ventures, Inc. and the placement agent and its associates

                       31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                       31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                       32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                (b)    Reports on Form 8-K.

                       No Reports on Form 8-K were filed during the three months ended December 31, 2003 except that a Report on Form 8-K was filed on December 5, 2003 containing responses to Items 5 and 7 with respect to the Company's press release advising of its completion of a private placement of 1,645,000 shares of its common stock at $2.00 per share.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ELITE PHARMACEUTICALS, INC.


Date:    February 13, 2004         By: /s/ Bernard Berk
                                   -----------------------------------
                                   Bernard Berk
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date:    February  13, 2004        By: /s/ Mark I. Gittelman
                                   -----------------------------------
                                   Mark I. Gittelman
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)