Form 10-K
period 2004-03-31
ELITE PHARMACEUTICALS INC /DE/
filed 2004-06-29
CIK 1053369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                   FOR THE FISCAL YEAR ENDED - MARCH 31, 2004

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

           165 Ludlow Avenue
         Northvale, New Jersey                             07647

(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (201) 750-2646

Securities registered pursuant to Section
12(b) of the Act:                              Common Stock - $.01 par value
                                             The Common Stock is listed on the
                                                   American Stock Exchange

Securities registered pursuant to Section
12(g) of the Act:                                           None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 3, 2004 was approximately $26,137,608 based upon the closing price of the registrant's common stock on the American Stock Exchange, as of June 3, 2004. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders and their respective affiliates have been deemed affiliates).

Registrant had 12,104,423 shares of common stock, par value $0.01 per share, outstanding as of June 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference into the Annual Report or any part of the report.

                           FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS ANNUAL REPORT, STATEMENTS THAT ARE NOT STATEMENTS OF CURRENT OR HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "PLAN", "INTEND", "MAY," "WILL," "EXPECT," "BELIEVE", "COULD," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR SIMILAR EXPRESSIONS OR OTHER VARIATIONS OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                TABLE OF CONTENTS

                                 Form 10-K Index

                                     PART I

                                                                            PAGE
Item 1.     Business.........................................................  2
Item 2.     Properties....................................................... 21
Item 3.     Legal Proceedings................................................ 21
Item 4.     Submission of Matters to a Vote of Security Holders.............. 22

                                     PART II

Item 5.     Market for the Registrant's Common Equity and
                  Related Stockholder Matters................................ 23

Item 6.     Selected Financial Data.......................................... 26

Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................ 27

Item 7A.    Quantitative and Qualitative Disclosures
                  About Market Risk.......................................... 35
Item 8.     Financial Statements and Supplementary Data...................... 35
Item 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..................... 35
Item 9A.    Controls and Procedures.......................................... 35

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant............... 36
Item 11.    Executive Compensation........................................... 40
Item 12.    Security Ownership of Certain Beneficial Owners
                  and Management and Related Stockholder Matters............. 46
Item 13.    Certain Relationships and Related Transactions................... 48
Item 14.    Principal Accountant Fees and Services........................... 48

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K................................................ 49
Signatures  ................................................................. 53

                                     PART I

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

      See   "Proposed   Acquisition"   for  possible   acquisition   of  Nostrum
Pharmaceuticals Inc.

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

      We have concentrated on developing orally administered controlled release products. These products include drugs that cover therapeutic areas for pain, angina, hypertension, allergy and infection. The Food and Drug Administration
(FDA) has not yet approved any of our products and, therefore, currently we do not market any products. Our products are at various stages of development.

      We are focusing our efforts on the following areas: (i) obtaining FDA approval for one or more of six oral controlled release pharmaceutical products already in development, either directly or through other companies; (ii) commercial exploitation of these products either by license and the collection of royalties, or through the manufacture of tablets and capsules using our formulations, and (iii) development of new products and the expansion of our licensing agreements with other pharmaceutical companies, including contract research and development projects, joint ventures and other collaborations.

      In an effort to reduce costs and improve focus and enhance efficiency, we reduced the number of products that we are actively developing from fifteen to six. The six products that continue in development were deemed by us to be the most suitable for continued development given our limited resources.

      We are focusing on the development of both branded drug products (which require new drug applications ("NDA")) and generic drug products (which require abbreviated new drug applications ("ANDA")).

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

PROPOSED ACQUISITION

      Our Board of Directors authorized in August 2003 the negotiation of an agreement to acquire Nostrum Pharmaceuticals Inc., a privately held corporation engaged in the development of drug delivery products and systems ("Nostrum"), by means of a merger with our wholly-owned subsidiary.

      If the merger is effected on the terms as initially proposed, the outstanding shares of Nostrum will be converted into (i) shares of our Common Stock which will represent in the aggregate 75% of the shares of our Common Stock to be outstanding immediately after such merger and (ii) options to purchase a substantial number of additional shares of our Common Stock exercisable upon satisfaction of certain conditions. No assurance can be given that the merger will be consummated or if consummated will be effected on materially the same terms. If an agreement is executed, it is to contain several conditions to the consummation of the merger, including approval by our stockholders and that the Company will have immediately prior to effectiveness of the merger liquid assets of at least $8,000,000. No assurance can be given that the Agreement will be executed or if executed that the foregoing terms will not be materially changed adversely to the Company or that it will be approved by the Company's stockholders.

      Nostrum is a specialty pharmaceutical company engaged in the formulation and commercialization of controlled-release orally-administered generic drugs utilizing Nostrum's proprietary drug delivery technologies.

RESEARCH AND DEVELOPMENT

      During each of the last three fiscal years, we have focused on research and development activities. We spent $ 2,075,074 in the fiscal year ended March 31, 2004, $2,013,579 in the fiscal year ended March 31, 2003 and $1,609,108 in the fiscal year ended March 31, 2002 on research and development activities.

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

      The following table provides information concerning the controlled release products that we are developing and to which we are devoting substantial resources and attention. None of these products has been approved by the FDA and all are in development ("N/A" means not applicable because there is no branded product on the market).

--------------------------------------------------------------------------------------------------------------------
              PRODUCT            BRANDED PRODUCT(A)   APPROX. U.S.     APPROX.        NDA/               INDICATION
                                                       BRAND SALES     GROWTH         ANDA
                                                         (2003)
                                                           $MM(B)      (%)(C)
--------------------------------------------------------------------------------------------------------------------
 1   Oxycodone CR               OxyContin(R)              $1,800+            10%             NDA     Pain

     Once a day                 twice a day
--------------------------------------------------------------------------------------------------------------------
 2   Abuse Resistance           N/A                           N/A            N/A             NDA     Pain
     Product for use with
     Oxycodone (or other
     opioids)
--------------------------------------------------------------------------------------------------------------------
 3   Diltiazem                  Cardizem CD(R)               $80+           -30%            ANDA     Cardiovascular

     Once a day
--------------------------------------------------------------------------------------------------------------------
 4   Undisclosed product        N/A                           N/A            N/A     Undisclosed     Allergy
     with a partner

--------------------------------------------------------------------------------------------------------------------
 5   Undisclosed product with   N/A                           N/A            N/A     Undisclosed     Allergy
     partner
--------------------------------------------------------------------------------------------------------------------
 6   Undisclosed                Undisclosed                 $150+            10%            ANDA     Infection

     Twice a day
--------------------------------------------------------------------------------------------------------------------

(a) The name of our competitor's branded product.

(b) Indicates the approximate amount of sales of our competitor's product and not the sales of any of our products.

(c)  Indicates  the  approximate   historical   growth  rate  of  sales  of  our
competitor's product and not the growth rate of sales of any of our products.

      The following table presents information with respect to the development stage of our principal products under development. We intend to make NDA filings under Sections 505(b)(1) or 505(b)(2) of the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Drug Price Act"). Accordingly, we anticipate that the development timetable for the products for which such NDA filings are made would be shorter and less expensive. Completion of development of products by us depends on a number of factors, however, and there can be no assurance that specific time frames will be met during the development process or that the development of any particular products will be continued.

      In the table below, preclinical testing refers to studies done before initiation of any human studies. Pilot Phase I studies for the NDA products are generally preliminary studies done in healthy human subjects to assess the tolerance/safety and pharmacokinetics of the product. Additional larger studies in humans will be required prior to submission of this product to the FDA for review. Pilot bioequivalence studies are initial studies done in humans for generic products and are used to assess the likelihood of achieving bioequivalence for generic products. Larger pivotal bioequivalence studies will be required prior to submission of the product to the FDA for review. Our prelaunch activity indicates that the final activities are being conducted prior to the product launch.

-------------------------------------------------------------------------
    DEVELOPMENT STAGE           NUMBER OF PRODUCTS             NDA/ANDA
-------------------------------------------------------------------------
       Preclinical                      1                         --
-------------------------------------------------------------------------
       Preclinical                      1                     Undisclosed
-------------------------------------------------------------------------
   Pilot Phase I study                  1                         NDA
-------------------------------------------------------------------------
Pilot bioequivalence study              2                        ANDA
-------------------------------------------------------------------------
        Prelaunch                       1                     Undisclosed
-------------------------------------------------------------------------

MANUFACTURING AND DEVELOPMENT CONTRACTS

      In September 1999 Elite entered into an agreement with an undisclosed partner to co-develop a chrono diltiazem product. A pilot pharmacokinetic study has been conducted and we and our partner are seeking a license for the product prior to performing further clinical studies.

      In June 2001, we entered into two development contracts with an undisclosed company pursuant to which it agreed to develop two products in exchange for development fees, certain payments, royalties and manufacturing rights. We have manufactured validation batches for one of the products and are awaiting its launch.

      The payments under both agreements for the year ended March 31, 2004 were not material.

      In May 2004 we entered into an agreement with Purdue Pharma LP granting Purdue the exclusive right to evaluate certain of our abuse resistance technology and an exclusive option to negotiate a license to develop and commercialize oxycodone products under the technology.

JOINT VENTURE WITH ELAN

      In October 2000, we entered into a joint venture with Elan to develop products using drug delivery technologies and expertise of both companies. This joint venture,

ERL, was initially  owned 80.1% by us and 19.9% by Elan. ERL funded its research
through  capital   contributions  from  its  partners  based  on  the  partners'
respective ownership percentage.

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

      Under the Termination Agreement, we acquired all proprietary, development and commercial rights for the worldwide markets for the products developed by the joint venture. In exchange for this assignment, we agreed to pay Elan a royalty on certain revenues that may be realized in the future from the once-a-day Oxycodone product that was in development by the joint venture, if and when FDA approval is obtained. In the future, we will be solely responsible for funding product development, which funding we anticipate will be derived from internal resources or through loans or investment by third parties. The joint venture had completed the initial Phase I study for its first product, the once-a-day Oxycodone formulation. Currently there is no once-a-day formulation for this compound.

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

PATENTS

      We have secured five United States patents and have pending applications for five United States patents and seven foreign patents. Two of the United States issued patents have been assigned for a fee to Colgene Corporation for the pulsed release delivery of methylphenidate.

      The pending patent applications relate to four different control release pharmaceutical products on which we are working. Included among these patent applications are applications for U.S. patents relating to formulations for delayed and sustained release of drugs. In addition, an application for a U.S. patent for a narcotic antagonist product that we are developing to be used with Oxycodone and other narcotics to minimize the abuse potential for the narcotics was filed. We intend to apply for patents for other products in the future; however, there can be no assurance that any of the pending applications or other application which we may file will be granted.

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

TRADEMARKS

      We have received Notices of Allowance from the U.S. Patent and Trademark Office granting trademark protection for the following trademarks: Albulite CR, Nifelite CR, Diltilite CD, Ketolite CR, Verelite CR and Glucolite CR. However, since we currently plan to license our products to marketing partners and not to sell under our brand name, we do not currently intend to register or maintain any trademarks.

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

EMPLOYEES

      As of June 25, 2004, we had 15 full-time employees and three part-time employees. Both full-time and part-time employees are engaged in administration, research and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

RISK FACTORS

      In  addition  to the  other  information  contained  in this  report,  the
following  risk  factors  should  be  considered   carefully  in  evaluating  an
investment in Elite and in analyzing our forward-looking statements.

OUR CONTINUING LOSSES ENDANGER OUR VIABILITY AS A GOING-CONCERN AND HAVE CAUSED OUR AUDITORS TO ISSUE A "GOING CONCERN" ANNUAL AUDIT REPORT.

      We  reported  net  losses  of  $6,514,217,   $4,061,422,   $1,774,527  and
$13,964,981  for the fiscal  years ended March 31,  2004,  2003,  2002 and 2001, respectively. At March 31, 2004, we had an accumulated deficit of approximately $35.1 million, consolidated assets of approximately $7.9 million, stockholders' equity of approximately

$4.0 million, and working capital of approximately $1.3 million. Our products are in the development and early deployment stage and have not generated any significant revenue to date. Our independent auditors have issued a "going concern" audit report for our financial statements for each of the fiscal years ended March 31, 2004 and March 31, 2003.

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

WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES.

      To date, we have not been profitable, and since our inception in 1990, we have not generated any significant revenues. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have sustained losses in each year since our incorporation in 1990. We incurred net losses of $6,514,217, $4,061,422, $1,774,527 and $13,964,981 for the years ended
March 31, 2004, 2003, 2002 and 2001, respectively. We expect to realize significant losses for the current year of operation. We expect to continue to incur losses until we are able to generate sufficient revenues to support our operations and offset operating costs.

OUR FOUNDER AND FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER RESIGNED IN JUNE 2003 ALL OF HIS POSITIONS WITH ELITE, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON US.

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

      Under the settlement of a litigation initiated by Dr. Mehta in July 2003 for alleged breach of his employment agreement we paid Dr. Mehta $400,000 and certain expense reimbursements, and the Company received a short term option for it or its designees to acquire all of the shares of Common Stock owned by Dr. Mehta and his affiliate at $2.00 per share. As part of the settlement the Company also extended the expiration date of options to purchase 770,000 shares of Common Stock held by Dr. Mehta and he relinquished any rights to the Company's intellectual property and agreed to certain non-disclosure and non-competition covenants. The Company also provided him with certain "piggyback" registration rights with respect to the 770,000 shares issuable upon exercise of the foregoing options granted by the Company.

WE HAVE NOT YET SUCCESSFULLY DEVELOPED A PRODUCT FOR COMMERCIAL USE, AND IF WE ARE UNABLE TO DO SO OUR BUSINESS MAY NOT CONTINUE.

      We have not yet developed a product to the stage of generating commercial sales. Our research activities are characterized by the inherent risk that the research will not yield results that will receive FDA approval or otherwise be suitable for commercial exploitation. Of the products currently under development and on which we are devoting substantial attention, we have had one product in prelaunch state, one product in pilot Phase I study, one product in bioequivalence stage and two additional products in preclinical testing. Additional studies including either pivotal bioequivalence or efficacy studies will be required before commercialization.

      Successful completion of pivotal biostudies is required for us to file an ANDA with the FDA, and successful completion of pivotal clinical trials is required for us to file a NDA with the FDA. ANDAs are filed with respect to generic versions of existing FDA approved products while NDAs are filed with respect to new products. In order for any of our products to be commercialized, FDA approval is required.

IF WE NEED ADDITIONAL FINANCING IN ORDER TO SATISFY OUR SIGNIFICANT CAPITAL REQUIREMENTS, AND ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, IT WOULD IMPAIR OUR ABILITY TO CONTINUE TO DO BUSINESS.

      We completed a private placement in December 2003 of 1,645,000 shares of our common stock yielding gross proceeds of $3,290,000 before commissions and expenses. We anticipate, based on our assumptions relating to our operations, and assuming the consummation of a financing and refinancing of equipment purchases currently being negotiated and consummation of a private placement of shares of our common stock which is the subject of a non-binding agreement in principle with a broker-dealer, that we have sufficient capital to satisfy our contemplated cash requirements through March 31, 2005. After that time, we may require additional financing. In particular, we expect to make substantial expenditures as we further develop and seek to commercialize our products. We also expect that our rate of spending will accelerate as the result of increased costs and expenses associated with seeking regulatory approval and commercialization of products now in development. One of the conditions to consummation of a proposed acquisition (see "Proposed Acquisition") as currently proposed is that we have liquid assets of approximately $8,000,000. We have no current arrangements; however, (i) we are currently negotiating an equipment purchase financing agreement, which we anticipate closing in the reasonably forseeable future, (ii) we have entered into a non-binding agreement in principle with a broker-dealer to effect a private placement of shares of our Common Stock and (iii) there is the potential exercise of options and warrants that are currently outstanding. We have no way of knowing whether any of the options or warrants will be exercised. We do not currently have commitments for other financing, and so do not know whether additional financing would be available to us on favorable terms, or at all. Our inability to obtain additional financing when needed would impair our ability to continue our business and to consummate the proposed acquisition on the terms proposed. If any future financing involves the sale of our securities, our then-existing stockholders' equity could be substantially diluted. On the other hand, if we incurred debt, we would be subject to risks associated with indebtedness, including the risk that interest rates might fluctuate and cash flow would be insufficient to pay principal and interest on such indebtedness. If our plans change, or our assumptions change or prove to be inaccurate, or our cash flow proves to be insufficient to fund our operations due to unanticipated expenses or problems, we would be required to seek additional financing sooner than anticipated.

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

      See also the risk under the heading "OUR FOUNDER AND FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER RESIGNED IN JUNE 2003 ALL OF HIS POSITIONS WITH ELITE, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON US".

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

      The pharmaceutical industry is highly competitive, and we may be unable to compete effectively. In addition, it is undergoing rapid and significant technological change, and we expect competition to intensify as technical advances in each field are made and become more widely known. An increasing number of pharmaceutical companies have been or are becoming interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. We expect that competition in the field of drug delivery will increase in the future as other specialized research and development companies begin to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do. Such companies may develop new formulations and products, or may improve existing ones, more efficiently than we can. Our success, if any, will depend in part on our ability to keep pace with the changing technology in the fields in which we operate.

IF OTHER KEY PERSONNEL WERE TO LEAVE ELITE OR IF WE ARE UNSUCCESSFUL IN ATTRACTING QUALIFIED PERSONNEL, OUR ABILITY TO DEVELOP PRODUCTS COULD BE MATERIALLY HARMED.

      Our success depends in large part on our ability to attract and retain highly qualified scientific, technical and business personnel experienced in the development, manufacture and marketing of controlled release drug delivery systems and products. Our business and financial results could be materially harmed by the inability to attract or retain qualified personnel.

WE HAVE BEEN DEPENDENT ON CONTRACTS WITH A FEW MAJOR CUSTOMERS FOR SUBSTANTIALLY ALL OF OUR REVENUES, AND IF THOSE CONTRACTS TERMINATE OR EXPIRE, WE WILL BE WITHOUT THE STREAMS OF REVENUE THAT THEY HAVE REPRESENTED, UNLESS WE ARE ABLE TO NEGOTIATE OTHER CONTRACTS WITH OTHER CUSTOMERS THAT GENERATE SIMILAR REVENUES.

      Each year we had some customers that accounted for a large percentage of our sales. If our contracts with these customers terminate or expire, we will lose substantially all of our revenues. As a result of inadequate funds to conduct research and development we were unable to generate material revenues under existing contracts for the year ended March 31, 2004, we had only $258,250 of revenues, of which $108,250 were research and development fees earned in conjunction with our distinct development, license and manufacture agreements. There can be no assurance that at the time that any of our current contracts expire, other contracts will be in place generating similar revenue.

IF WE WERE SUED ON A PRODUCT LIABILITY CLAIM, AN AWARD COULD EXCEED OUR INSURANCE COVERAGE AND COST US SIGNIFICANTLY.

      The design, development and manufacture of our products involve an inherent risk of product liability claims. We have procured product liability insurance having a maximum limit of $1,000,000; however, a successful claim against us in excess of the policy limits could be very expensive to us, damaging our financial position. Our insurance coverage may be materially below the coverage maintained by many of the other companies engaged in similar activities. To the best of our knowledge, no product liability claim has been made against us as of May 31, 2004.

OUR STOCK PRICE HAS BEEN VOLATILE AND MAY FLUCTUATE IN THE FUTURE.

      There has been significant volatility in the market prices for publicly traded shares of pharmaceutical companies, including ours. For the twelve months ended March 31, 2004, the closing sale price on the American Stock Exchange of our common stock fluctuated from a high of $3.80 per share to a low of $1.34 per share. The per share price of our Common Stock may not remain at or exceed current levels. The market price for our Common Stock, an and for the stock of pharmaceutical companies generally, has been highly volatile. The market price of our Common Stock may be affected by:

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

IF ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AVAILABLE FOR ISSUANCE OR SHARES ELIGIBLE FOR FUTURE SALE WERE INTRODUCED INTO THE MARKET, IT COULD HURT OUR STOCK PRICE AND MAKE A CHANGE OF CONTROL MORE DIFFICULT TO ACHIEVE.

      As of June 22, 2004, there were 25,000,000 shares of our Common Stock authorized of which 12,104,423 shares of our Common Stock were issued and outstanding. In addition, as of that date there were 5,071,289 shares eligible for issuance upon exercise of currently outstanding options and warrants, although options for 790,000 of those shares of stock had not yet vested. If every warrant and option holder exercised his or her rights, once all the currently unvested options vested, there would be 17,175,712 shares of Common Stock outstanding. An amendment to our Certificate of Incorporation which would increase the authorized shares of capital stock from 25,000,000 shares of Common Stock to 65,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock is being considered by our stockholders for approval at the adjourned Annual Meeting of Stockholders scheduled to be held on July 19, 2004.

      Currently, more than 11,030,000 outstanding shares are eligible for resale and 150,000 shares are registered for resale upon exercise of certain outstanding warrants and options. We are unable to estimate the amount, timing or nature of future sales of outstanding Common Stock. Sales of substantial amounts of the Common Stock in the public market by these holders or perceptions that such sales may take place may lower the Common Stock's market price.

      The authorized but unissued shares of the Company's Common Stock or if the proposed amendment to our Certificate of Incorporation is approved by stockholders the issuance of one or more series of Preferred Shares could be used to make a change of control of the Company more difficult and expensive. Under certain circumstances, such shares could be used to create impediments to or frustrate persons seeking to cause a takeover or to gain control of the Company. Such shares could be sold to purchasers who might side with the Board in opposing a takeover bid that the Board determines not to be in the best interests of its stockholders. The Amendment, if approved, might also have the effect of discouraging an attempt by another person or entity, through the acquisition of a substantial number of shares of the Company's Common Stock to acquire control of the Company with a view to consummating a merger, sale of all or part of the Company's assets, or a similar transaction, since the issuance of new shares could be used to dilute the stock ownership of such person or entity.

IF PENNY STOCK REGULATIONS BECOME APPLICABLE TO OUR COMMON STOCK THEY WILL IMPOSE RESTRICTIONS ON THE MARKETABILITY OF OUR COMMON STOCK, THE ABILITY OF OUR STOCKHOLDERS TO SELL SHARES OF OUR STOCK COULD BE IMPAIRED.

      The SEC has adopted regulations that generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Exceptions include equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Unless an exception is available, the regulations require that prior to any transaction involving a penny stock, a risk of disclosure schedule must be delivered to the buyer explaining the penny stock market and its risks. Our Common Stock is currently trading at under $5.00 per share. Although we currently fall under one of the exceptions, if at a later time we fail to meet one of the exceptions, tour Common Stock will be considered a penny stock. As such the market liquidity for our Common Stock will be limited to the ability of broker-dealers to sell it in compliance with the above-mentioned disclosure requirements.

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

SECTION 203 OF THE DELAWARE GENERAL CORPORATION LAW MAY DETER A THIRD PARTY FROM ACQUIRING US.

      Section 203 of the Delaware General Corporation Law prohibits a merger with a 15% shareholder within three years of the date such shareholder acquired 15%, unless the merger meets one of several exceptions. The exceptions include, for example, approval by the holders of two-thirds of the outstanding shares (not counting the 15% shareholder), or approval by the Board prior to the 15% shareholder acquiring its 15% ownership. This provision makes it difficult for a potential acquirer to force a merger with or takeover of the Company, and could thus limit the price that certain investors might be willing to pay in the future for shares of our Common Stock.

ITEM 2. PROPERTIES

      Our facility, which we own, is located at 165 Ludlow Avenue, Northvale, New Jersey, and contains approximately 20,000 square feet of floor space. This real property and the improvements thereon are encumbered by a mortgage in favor of the New Jersey Economic Development Authority (NJEDA) as security for a loan through tax-exempt bonds from the NJEDA to Elite. The mortgage document contains certain customary provisions including, without limitation, the right of NJEDA to foreclose upon a default by Elite.

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

      We had an employment agreement ("Employment Agreement") with our former President and Chief Executive Officer, Dr. Atul M. Mehta.

      On June 3, 2003, Dr. Mehta resigned from all positions, including as a director, that he held with us, while reserving his rights under his Employment Agreement and under common law. On July 3, 2003, Dr. Mehta instituted litigation against the Company and one of our directors, Mr. Moore, in the Superior Court of New Jersey for, among other things, allegedly breaching his Employment Agreement and for defamation, and claims that he is entitled to receive his salary through June 6, 2006. His salary would total approximately $1,000,000 through June 6, 2006.

      Prior to Dr. Mehta's resignation, a majority of the members of the Company's Board of Directors had notified Dr. Mehta that they believed that sufficient grounds existed for the termination of his employment for "severe cause" pursuant to his Employment Agreement. We filed counterclaims against Dr. Mehta and a motion to dismiss Mehta's claims and, as part of that motion, sought to compel Mehta to assign and transfer to the Company all patents in Mehta's name which were developed during his employment with us. Mr. Moore's motion to dismiss Mehta's claim against him individually was granted.

      In November  2003,  the parties  settled  the action.  In April 2004,  the parties closed upon the settlement. Under the settlement the Company paid to Mehta $400,000 and certain expense reimbursements and the Company received a short term option in favor of the Company or its designees to acquire all of Mehta's shares of common stock of the Company (including those held by his affiliates) at $2.00 per share. The Company paid $100,000 into escrow which shall be released to Mehta if the option to purchase the shares of common stock held by Mehta and his affiliates is not exercised within a specified time. As part of the settlement, the Company extended expiration dates of options to purchase 770,000 shares held by Mehta including options with respect to 70,000 shares which had expired and Mehta relinquished any rights to the Company's intellectual property, and Mehta agreed to certain non-disclosure and non-competition covenants. Under the settlement the Company also provided Mehta with certain "piggyback" registration rights with respect to shares not sold pursuant to the options granted to him by the Company.

      We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of stockholders during the fourth quarter of our fiscal year ended March 31, 2004. However at the Annual Meeting of Stockholders held on June 22, 2004 the stockholders (i) elected as its four Directors Messrs. Bernard Beck, Harmon Aronson, John A. Moore and Eric L. Sichel; (ii) approved our 2004 Stock Option Plan; (iii) ratified the actions of the Board of Director's amending certain outstanding options and warrants and
(iv) approved our sale of an aggregate of 70,000 shares of Common Stock to a Director and an affiliate of a Director. The Meeting was adjourned to July 19, 2004 for additional time for the stockholders to consider the proposal to approve the Amendment to Article Fourth of the Certificate of Incorporation to increase the authorized capital stock from 25,000,000 shares of Common Stock, par value $.01 per share, to 65,000,000 shares of Common Stock, par value $.01 per share, and 5,000,000 shares of Preferred Stock, par value $.01 per share.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is quoted on the American Stock Exchange under the symbol "ELI". The following table shows, for the periods indicated, the high and low sales prices per share of our common stock as reported by the American Stock Exchange.

                                  COMMON STOCK

      QUARTER ENDED                                            HIGH      LOW

      FISCAL YEAR
      ENDING MARCH 31, 2004:
      March 31, 2004........................................  $3.80     $2.40
      December 30, 2003.....................................  $3.30     $2.70
      September 30, 2003....................................  $3.49     $2.05
      June 30, 2003 ........................................  $3.49     $1.25

      FISCAL YEAR
      ENDING MARCH 31, 2003:
      March 31, 2003........................................  $2.20     $1.45
      December 31, 2002.....................................  $3.15     $1.80
      September 30, 2002....................................  $5.25     $2.41
      June 30, 2002.........................................  $7.75     $4.50

      FISCAL YEAR
      ENDING MARCH 31, 2002:
      March 31, 2002........................................  $8.30     $5.65
      December 31, 2001.....................................  $7.75     $5.90
      September 30, 2001.................................... $11.50     $5.10
      June 30, 2001......................................... $11.45     $4.85

      As of June 21, 2004, the last reported sale price of our common stock, as reported by the American Stock Exchange, was $2.34 per share.

      As of June 23, 2004, there were approximately 130 holders of record and approximately 1600 beneficial owners of our common stock. We are informed and believe that as of April 20, 2004, Cede & Co. held 7,069,228 shares of our common stock as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004. It is our understanding that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership therein and that such shares are held for the account of numerous other persons.

      We have never paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

      We issued in 2003 nontransferable Class C Warrants to the record holders of our Class A Warrants on November 30,2002, their expiration date, on a one-for-one basis. The Class C Warrants are exercisable for the same number of shares of Common Stock as the Class A Warrants, have an exercise price of $5.00 per share (subject to adjustment in certain circumstances), expire November 30, 2005, and have substantially all of the same terms and conditions as the Class A Warrants. The issuance was exempt from registration under the Securities Act of 1933, as amended (the "Act") by virtue of the provisions of Section 3(a)(9).

      On February 6, 2004 the Board of Directors authorized the extension of the expiration date from June 30, 2004 to November 30, 2005 of the outstanding Class B Warrants to purchase an aggregate of 681,002 shares of our Common Stock at a price of $5.00 per share. The Class B Warrants were originally issued as part of units of shares of Common Stock and Class B Warrants in a private placement to a group of investors. Included among the holders of the Class B Warrants are Richard A. Brown, then a Director, who holds, along with his son and an affiliated trust, an aggregate of 156,250 Class B Warrants and Bridge Ventures Inc., a consultant to the Company since December, 2003, which holds 25,000 Class B Warrants.

      In December 2003, Elite completed a placement to a group of investors of 1,645,000 shares of Common Stock at a price of $2.00 per share for aggregate gross proceeds of $3,290,000. We paid Montauk Financial Group Inc., the Placement Agent cash commissions of $72,000 and granted the Placement Agent and its associates five year warrants to purchase an aggregate of 50,000 shares of our Common Stock at a price of $2.00 per share. The issuance of the shares and warrants was exempt from registration under the Act by virtue of the provisions of Section 4(2).

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), as of March 31, 2004:

Plan category                   Number of securities to be   Weighted average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance
                                warrants and rights*         rights
                                            (a)                          (b)                          (c)

Equity compensation approved             1,133,300                      $2.68                       70,700
by security holders of a
subsidiary

Equity compensation plans not            1,283,750                      $4.63                         N/A
approved by security holders

                                         ---------                                               ---------
Total                                    2,417,050                      $3.70                       70,700

-----------
* Exclusive of Class B and Class C Warrants.

      Our stockholders approved on June 22,2004 the adoption by the Board of Directors of the 2004 Stock Option Plan which provides that 1,500,000 shares of our Common Stock are subject to options to be granted under the Plan. If options granted under the Plan lapse without being exercised, other options may be granted covering the shares not purchased under such lapsed options. Options may be granted pursuant to the Plan to employees, officers, Directors of and consultants to Elite. The Plan permits the Company to grant both incentive stock options ("Incentive Stock Options" or "ISOs") within the meaning of Section 422 of the Code, and other options which do not qualify as Incentive Stock Options (the "Non-Qualified Options").

      The aggregate number of shares of Common Stock reserved for issuance under the Plan is 1,500,000, of which incentive stock options with respect to 123,300 shares with an exercise price of $2.34 per share were granted on June 22, 2004 to employee holders of outstanding options previously granted by the Company having on the date of the grant a higher exercise price; such grants subject to the cancellation of the previously granted options. To the extent that stock options previously granted are not surrendered for cancellation then options exercisable for that same number of shares of Common Stock will be available for grant under the Plan. Such grants may be deemed repricing of the outstanding options and will result in charges to earnings of the Company equal to the difference between (i) the fair value of the vested portion of the new options granted, utilizing the Black-Scholes options pricing model on each grant date and (ii) the charges to earnings previously made as a result of the grants of the options being replaced, which will have a dilutive effect on the earnings per share and, as a result, will likely have an adverse effect on the market price of the Common Stock of the Company.

      Options to purchase 30,000 shares of Common Stock were granted on June 22, 2004 to each of the Company's four Directors under the Pan exercisable at $2.34 per share.

      Unless earlier terminated by the Board of Directors, the Plan (but not outstanding options) terminates on March 1, 2014, after which no further awards may be granted under the Plan. The Plan is administered by the full Board of Directors or, at the Board's discretion, by a committee of the Board consisting of at least two persons who are "disinterested persons" defined under Rule 16b-2(c)(ii) under the Securities Exchange Act of 1934, as amended (the "Committee").

      Recipients of options under the Plan ("Optionees") are selected by the Board or the Committee. The Board or Committee determines the terms of each option grant including (1) the purchase price of shares subject to options, (2) the dates on which options become exercisable and (3) the expiration date of each option (which may not exceed ten years from the date of grant). The minimum per share purchase price of options granted under the Plan for Incentive Stock Options is the fair market value (as defined in the Plan) or for Nonqualified Options is 85% of Fair Market Value of one share of the Common Stock on the date the option is granted.

      Optionees will have no voting, dividend or other rights as stockholders with respect to shares of Common Stock covered by options prior to becoming the holders of record of such shares. The purchase price upon the exercise of options may be paid in cash, by certified bank or cashier's check, by tendering stock held by the Optionee, as well as by cashless exercise either through the surrender of other shares subject to the option or through a broker. The total number of shares of Common Stock available under the Plan, and the number of shares and per share exercise price under outstanding options will be appropriately adjusted in the event of any stock dividend, reorganization, merger or recapitalization of the Company or similar corporate event.

      The Board of Directors may at any time terminate the Plan or from time to time make such modifications or amendments to the Plan as it may deem advisable and the Board or Committee may adjust, reduce, cancel and regrant an unexercised option if the fair market value declines below the exercise price except as may be required by any national stock exchange or national market association on which the Common Stock is then listed. In no event may the Board, without the approval of stockholders, amend the Plan to increase the maximum number of shares of Common Stock for which options may be granted under the Plan or change the class of persons eligible to receive options under the Plan.

      Subject to limitations set forth in the Plan, the terms of option agreements will be determined by the Board or Committee, and need not be uniform among Optionees.

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

                              2004             2003             2002             2001             2000
                              ----             ----             ----             ----             ----
Net Revenues             $    258,250     $    630,310     $  1,197,507     $     95,246     $     10,315

Net (loss)               $ (6,514,217)    $ (4,061,422)    $ (1,774,527)    $(13,964,981)    $ (2,976,392)

Net (loss) per           $      (0.58)    $      (0.40)    $      (0.19)    $      (1.53)    $      (0.35)
common share

Total Assets             $  7,853,434     $  8,696,222     $ 12,724,498     $ 12,350,301     $  9,162,383

Long-term obligations    $  2,495,000     $  2,720,000     $  3,788,148     $  2,765,000     $  2,885,000

Weighted average           11,168,618       10,069,991        9,561,299        9,135,369        8,287,648
number of shares
outstanding

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

      The following discussion and analysis should be read with the financial statements and accompanying notes, included elsewhere in this Annual Report on Form 10-K. It is intended to assist the reader in understanding and evaluating our financial position.

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

      During the year ended March 31, 2003, we elected to prospectively recognize the fair value of stock options granted to employees and members of the Board of Directors, effective as of the beginning of the fiscal year, which resulted in our taking a charge of $20,550 and $1,166,601 during the years ended March 31, 2003 and 2004, respectively. The fair value of stock options held by employees and members of the Board of Directors which have been granted or repriced subsequent to March 31, 2004 is expected to continue to affect the results of operations of future periods, as we continue to grant or reprice stock options to reward our management team.

YEAR ENDED MARCH 31, 2004 VS. YEAR ENDED MARCH 31, 2003

      Our Auditor's Report on the accompanying financial statements states that such financial statements have been prepared assuming that we will continue as a going concern. We have incurred a significant loss and negative cash flows during our fiscal year ended March 31, 2004 which have significantly decreased our working capital and increased our accumulated deficit. Our auditors have stated in their report that these conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management believes that cost reductions already implemented will reduce losses in the future, and with our existing working capital levels, anticipate that we will be able to continue our operations at least through the end of our current fiscal year.

      Our revenues for the year ended March 31, 2004 were $258,250, a decrease of $372,060 over the comparable prior year, or approximately 59% from the prior year. For the year ended March 31, 2003, revenues consisted of product formulation fees of $187,810 earned in conjunction with our joint venture in ERL which terminated on September 30, 2002. Of our revenues for the years ended March 31, 2004 and March 31, 2003, $108,500 and $442,500, respectively, were research and development and testing fees earned in conjunction with our distinct development, license and manufacturing agreements.

      General and administrative expenses for the year ended March 31, 2004 were $2,549,846, an increase of $691,777, or approximately 37% from the prior year. The increase in general and administrative expenses was substantially due to increases in legal and consulting fees as well as approximately $550,000 in expenses including $400,000 as compensation, resulting from a settlement of litigation instituted by our former President with respect to the termination of his employment agreement.

      Research and development costs for the year ended March 31, 2004, were $2,075,074, an increase of $61,495 or approximately 3% from the prior year, due primarily due to increased research and development wages, additional biostudies, laboratory supplies and raw materials used in our research and development processes. We expect our research and development costs to continue to increase in future periods as a result of the ERL joint venture termination as we will be solely responsible to fund product development, which we will do from internal resources or through loans or investment by third parties.

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

      Other expenses for the year ended March 31, 2004 were $1,813,711, an increase of $1,304,903, or approximately 256% from the prior year. The increase was primarily due to charges related to the modification of the warrant exchange offer, the issuance of stock options and warrants valued at $1,926,908 (an increase of $1,664,020) and the reduction in interest income due to lower rates and compensating balances in the amount of $72,927, partially offset by increases in sale of New Jersey Tax losses of $79,353 and the related settlement of vendor litigation for $150,000.

      Our net loss for the year ended March 31, 2004 was $6,514,217 as compared to $4,061,422 in the prior year, or an increase of approximately 60% from the prior year, primarily due to the decrease in net revenues, and increases in research and development and administrative expenses, including increased charges of $1,664,020 due to the issuance of stock options, warrants and the modification of warrant exchange offer.

YEAR ENDED MARCH 31, 2003 VS. YEAR ENDED MARCH 31, 2002

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

      Our net loss for the year ended March 31, 2003 was $4,061,422 as compared to $1,774,527 in the prior year, an increase of 129% over the prior year. The increase in the net loss was primarily due to the decrease in net revenues, and an increase in research and development and administrative expenses associated with the consent solicitation and proxy solicitation with regard to the election of our directors. Our net loss included our 80.1% equity loss in ERL, which was $186,379 and $507,640, respectively, for the years ended March 31, 2003 and 2002. ERL's net loss for the years ended March 31, 2003 and 2002 was $232,682 and $633,642, respectively.

MATERIAL CHANGES IN FINANCIAL CONDITION

      Our working capital (total current assets less total current liabilities), which was $2,950,513 as of March 31, 2003, decreased to $1,289,764 as of March 31, 2004, or approximately 56% from the prior year. The decrease is primarily due to our net loss from operations and deposits on equipment, partially offset by net proceeds of $3,179,000 from the sale of common stock through a private placement and the receipt of $30,000 from the exercise of stock options.

      We experienced negative cash flow from operations of $3,658,321 for the year ended March 31, 2004, primarily due to our net loss from operations of $6,514,217 offset by non-cash charges of $2,259,744. Non-cash charges included, but were not limited to $1,166,601 in connection with the issuance of stock options, a charge of $587,983 in connection with the issuance of warrants, and a charge related to modification of warrant exchange offer of $172,324.

      The Company recently completed a Good Manufacturing Practices ("GMP") batch for a product currently licensed with a pharmaceutical company under a development and license agreement entered into June 2001. The Company received $30,000 under the Agreement and expects to complete two additional GMP batches in the near future under the terms of the licensing agreement. The Company expects to manufacture the product with revenues projected to be generated in the second quarter of fiscal year ended March 31, 2005. The Company projects earning additional milestone payments under the Agreement subject to completion of the GMP batches.

      On May 10, 2004, Elite Labs entered into an agreement with Purdue Pharma, L.P. ("Purdue") through which Purdue was granted the exclusive right to evaluate certain abuse resistance drug formulation technology of the Company and an exclusive option to negotiate a license to develop and commercialize Oxycodone products under the Company's technology pursuant to which the Company received $150,000 in the first quarter of fiscal year ended March 31, 2005. Should Purdue agree to proceed with licensing, the Company would receive significant upfront licensing fees. The Company estimates that the sales market for Oxycodone exceeds $2 billion annually.

      The Company is also negotiating an agreement for the financing and refinancing of equipment purchases and has entered into a non-binding agreement in principle with a broker-dealer to effect a private placement of shares of its Common Stock.

      No assurance can be given that the Company will consummate any of the transactions discussed above other than the foregoing $150,000 receipt or that any of the agreements will result in any material revenues.

LIQUIDITY AND CAPITAL RESOURCES

      For our fiscal year ended March 31, 2004 our operations did not generate positive cash flow. We have financed our operations primarily through the private sale of our equity securities. We had working capital (current assets less current liabilities) of $1.3 million at March 31, 2004 compared with $3.0 million at March 31, 2003. Cash and cash equivalents at March 31, 2004 were $2.1 million, a decrease of $1.2 million from the $3.3 million at March 31, 2003.

      Net cash used in operating activities was $3,658,000 during the year ended March 31, 2004, compared to $2,573,000 for the year ended March 31, 2003. Net cash used in operating activities during the year ended March 31, 2004 resulted primarily from our net loss of $6.5 million, offset in part by an increase in accounts payable and certain non-cash expenses. Net cash used in operating activities during the year ended March 31, 2003 resulted primarily from a net loss of $4.1 million, offset in part by a reduction in accounts receivable from joint venture and certain non-cash expenses.

      Investing activities utilized net cash of $495,000 during the year ended March 31, 2004 and utilized net cash of $469,000 during the year ended March 31, 2003. Net cash used in investing activities during the year ended March 31, 2004 resulted primarily from equipment deposits, patent filings and an increase in restricted cash. Net cash used in investing activities during the year ended March 31, 2003 resulted primarily from the acquisition of property and equipment, offset in part by a decrease in restricted cash and the maturity of short term investments.

      Financing activities provided net cash of $2,994,000 during the year ended March 31, 2004 and utilized net cash of $546,000 during the year ended March 31, 2003. Net cash provided by financing activities during the year ended March 31, 2004 resulted primarily from the issuance of common stock through a private placement offset by the repayment of indebtedness. Net cash used in financing activities during the year ended March 31, 2003 resulted from the repurchase of stock and the repayment of indebtedness, offset in part by the sale of common stock and warrants.

      Our capital expenditures aggregated $398,580 and $679,000 for the years ended March 31, 2004 and 2003, respectively. Such expenditures consisted primarily of the acquisition of property and equipment necessary to support our existing operations and expected growth. The Company is in process of aggressively seeking financing for this equipment. As discussed below, in June 2004 we are negotiating an agreement with a financial institution for a partial financing and refinancing of our equipment purchases and we have entered into a non-binding agreement in principle with a broker-dealer to attempt a private placement of our shares of Common Stock. We anticipate that our capital expenditures in addition to the foregoing financing for our fiscal year ending March 31, 2005 will be limited to expenditures that can be funded entirely by development contracts that include provisions for such funding for these expenditures. These expenditures substantially would relate to the acquisition of property and equipment in connection with our operations.

      As described in Note 6 to our consolidated financial statements, we have outstanding $2,495,000 in aggregate amount of bonds. The bonds bear interest at a rate of 7.75% per annum and are due on various dates between 2004 and thereafter. The bonds are secured by a first lien on our facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the refinancing of the land and building we currently own, for the purchase of certain manufacturing equipment and related building improvements and the maintenance of a $300,000 debt service reserve. All of the restricted cash, other than the debt service reserve, is expected to be expended within twelve months and is therefore categorized as a current asset on our consolidated balance sheet as of March 31, 2004. Pursuant to terms of the bond indenture agreement pursuant to which the bonds were issued, we are required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of March 31, 2004, we were in compliance with the covenants contained in the bond indenture agreement.

      In August 2003, our Board of Directors authorized the negotiation with Nostrum Pharmaceuticals Inc., a privately held corporation, of an agreement to acquire Nostrum through a merger with our wholly-owned subsidiary; such acquisition to be subject to several conditions including the approval by the stockholders of the Company and the Company's having liquid assets of at least $8,000,000. The agreement if consummated on the proposed terms will result in the issuance of three times the number of shares outstanding at the time of closing and options to purchase a substantial additional number of shares. No assurance can be given that any agreement will be executed, that the merger will be consummated or, if consummated, that it will be consummated of the foregoing terms.

      As a result of the significant expenditures associated with potential mergers and acquisitions in our fiscal year ended March 31, 2004, and other legal, accounting and consulting expenses, quarterly cash expenses far exceeded our generated revenues in 2004. In order to conserve cash in fiscal year 2005, we intend to continue to limit the number of products under active development to six. The six products that continue in development were deemed by management to be the most suitable for continued development given the Company's limited resources. However, while we anticipate having adequate capital to support our operations for the fiscal year ended March 31, 2005, we will need to raise capital and/or generate additional revenues in order to support our operations beyond that time. To the extent that revenues do not meet expectations or our cost cutting measures do not become effective, we will need to raise additional capital sooner.

      Elite Labs is currently negotiating with a financial institution an agreement in order to finance the purchase of certain machinery and equipment and to recast the outstanding balance due to a bank in the approximate amount of $212,000. Under the terms of the proposed agreement, Elite Labs will borrow $612,000 payable in 36 monthly installments of $20,917, including principal plus interest at 14% per annum. The loan is to be secured by two pieces of equipment and the guaranty of the Company. In addition, restricted cash currently held as collateral under the note payable in the amount of $225,000 will be released to the lender, of which $125,500 is to be utilized to prepay the first six monthly payments under the loan. The balance is to be held as a security deposit which will be released if the Company raises certain proceeds from the sale of its securities or other licensing fees. No assurance can be given that an agreement will be executed or that if executed it will provide for materially the same terms.

      The Company has entered into a non-binding agreement in principle with a registered broker-dealer to attempt a private placement of shares of its Common Stock. Should Purdue Pharma decide to proceed with the terms of its licensing agreement with the Company, the terms of the agreement provide for the Company to receive significant milestone payments before March 31, 2005.

      No assurance can be given that the Company will consummate any of the transactions discussed above or that any material funds will be derived therefrom.

      We also, from time to time, consider potential strategic transactions including acquisitions, strategic alliances, joint ventures and licensing arrangements with other pharmaceutical companies. The Company retained an investment banking firm to assist with its efforts. There can be no assurance that any such transaction will be available or consummated in the future.

      Reference is made to "Risk Factors" under "Item 1 -- Business" for a description of certain risks that may affect the achievement of our objectives and results discussed herein.

      As of March 31, 2004, our principal source of liquidity was approximately $2,105,000 of cash and cash equivalents. Additionally, we may have access to funds of approximately $200,000 that may be generated from the potential sale of New Jersey tax losses. There can be no assurance that the sale of tax losses will be effected or be material.

      The following table depicts our obligations and commitments to make future payments under existing contracts and contingent commitments.

                                                           Payments Due by Period

                                                  LESS THAN 1                                   AFTER 5
CONTRACTUAL OBLIGATIONS               TOTAL          YEAR        1-3 YEARS      4-5 YEARS        YEARS
                                      -----
Note payable                         225,000         75,000        150,000             --             --

EDA Bonds payable                  2,495,000        150,000        530,000        430,000      1,385,000

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

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Our  directors  and  executive  officers,   as  of  June  22,  2004,  and  their
biographical information are set forth below:

--------------------------------------------------------------------------------
NAME                     AGE    POSITION
--------------------------------------------------------------------------------
Bernard Berk             55     Chairman of the Board, Chief Executive Officer
--------------------------------------------------------------------------------
John A. Moore            39     Director
--------------------------------------------------------------------------------
Harmon Aronson           60     Director
--------------------------------------------------------------------------------
Eric L. Sichel, M.D.     44     Director
--------------------------------------------------------------------------------
Mark I. Gittelman        43     Chief Financial Officer, Secretary and Treasurer
--------------------------------------------------------------------------------

      The principal occupations and employment of each such person during the past five years is set forth below. In each instance in which dates are not provided in connection with the person's business experience, he has held the position indicated for at least the past five years.

      Bernard Berk was appointed the Chief Executive Officer of the Company in June 2003, a Director in February 2004 and Chairman of the Board on May 12, 2004. Mr. Berk has been the President and Chief Executive Officer of Michael Andrews Corporation, a pharmaceutical management consultant firm, since 1996. Mr. Berk devotes and is to devote during his employment substantially all of his time to the operations of the Company. From 1994 until 1996, Mr. Berk was President and Chief Executive Officer of Nale Pharmaceutical Corporation. From 1989 until 1994, Mr. Berk was Senior Vice President of Sales, Marketing and Business Development of Par Pharmaceuticals, Inc. Mr. Berk holds a B.S. from New York University.

      John A. Moore was Chairman of the Board from June 2003 until his resignation on May 12, 2004. He has been Chief Executive Officer and President of Edson Moore Healthcare Ventures, an investment entity, since July 2002. Mr. Moore had been Chief Executive Officer and President from 1994 through June 2001 and since 1994 a director of Optimer, Inc., a research based polymer development company. He is also a director and Chairman of ImaRx Therapeutics, Inc., a privately-held company engaged in medical technology development and a director of Medi-Hut Co., Inc., a publicly traded medical products company. Mr. Moore holds a B.A. in history from Rutgers University.

      Harmon Aronson, Ph.D. has been employed since 1997 as the President of Aronson Kaufman Associates, Inc., a New Jersey-based consulting firm that provides manufacturing, FDA regulatory and compliance services to pharmaceutical and biotechnology companies. Its clients include United States and international firms manufacturing bulk drugs and finished pharmaceutical dosage products who are seeking FDA approval for their products for the U.S. Market. Prior to 1997, Dr. Aronson was employed by Biocraft Laboratories, a leading generic drug manufacturer, rising to the position of Vice President of Quality Management; prior to that he held the position of Vice President of Non-Antibiotic Operations, where he was responsible for the manufacturing of all the firm's non-antibiotic products. Dr. Aronson holds a Ph.D. in Physics from the University of Chicago. He is also a director of Elite Research, Ltd. Other than Elite Research Ltd., no company with which Dr. Aronson was affiliated in the past was a parent, subsidiary or other affiliate of the Company.

      Eric L. Sichel, M.D. has been since 1997, owner and President of Sichel Medical Ventures, Inc., a company that provides biotechnology company assessments and investment banking services. From 1995 through 1996, Dr. Sichel was a senior analyst in the biotechnology field for Alex Brown & Sons, Inc. Prior to that, Dr. Sichel was affiliated with Sandoz Pharmaceuticals Corp. in various capacities, including associate director of transplantation/immunology. Dr. Sichel holds an M.B.A. from Columbia University and an M.D. from UMDNJ--New Jersey Medical School, and is licensed to practice medicine by the State of New York.

      Mark I. Gittelman, CPA, our Chief Financial Officer, Secretary and Treasurer, is the President of Gittelman & Co., P.C., an accounting firm. Prior to forming Gittelman & Co., P.C. in 1984, he worked as a certified public accountant with the international accounting firm of KPMG Peat Marwick, LLP. Mr. Gittelman holds a B.S. in accounting from New York University and a Masters of Science in Taxation from Farleigh Dickinson University. He is a Certified Public Accountant licensed in New Jersey and New York, and is a member of the American Institute of Certified Public Accountants ("AICPA") and the New Jersey and New York States Societies of CPAs.

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

AUDIT COMMITTEE

      Our Board of Directors has an Audit Committee and, since March 2004, a Nominating Committee. The Board has no other standing committees. The Audit Committee members are John A. Moore, Harmon Aronson and Eric L. Sichel. The Audit Committee had two meetings during the fiscal year ended March 31, 2004. The Company's Board of Directors has adopted a written charter for the Audit Committee, a copy of which was included as an appendix to the Company's proxy statement sent to stockholders in connection with the annual meeting of stockholders held October 11, 2001.

      Other than Mr. Moore, we deem the members of its Audit Committee to be independent as independence is defined in Section 121(A) of the American Stock

Exchange Listing Standards, as amended effective December 1, 2003. The Board determined that Mr. Sichel, an independent director, qualifies as the audit committee financial expert within the meaning of that term under the applicable regulations under the Securities Exchange Act of 1934.

      Audit Committee Report: The following is the Audit Committee Report made by all its members.

      The Audit Committee reviewed and discussed the audited financial statements with management. The Audit Committee discussed with the independent auditors of the Company the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU 380), as modified or supplemented. The Audit Committee received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as modified or supplemented. The Audit Committee discussed with the independent accountant the independent accountant's independence. Based upon the foregoing review and discussions, the Audit Committee recommended to the Board of Directors of the Company that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 as filed with the Commission.

                                 HARMON ARONSON
                                  JOHN A. MOORE
                                 ERIC L. SICHEL

NOMINATING COMMITTEE

      The Nominating Committee appointed, on June 22, 2004, is authorized to select the nominees of the Board of Directors for election as directors. The members are John A. Moore, Harmon Aronson and Bernard Berk. In selecting nominees the Committee identifies and evaluates the current Directors and their commitment to the policy of the Company and each individual's qualifications and availability. The Committee believes that a nominee for director of the Company should have an appropriate level of sophistication, knowledge and understanding of the Company and the industry, stockholder relations and finance and accounting for publicly held companies. The Committee also considers the need to select a nominee who has the appropriate experience and financial background who could qualify as an "audit committee financial expert" within the meaning of the rules under the Securities Exchange Act of 1934 and of the American Stock Exchange. The Company has not engaged any third party to assist in the process of identifying or evaluating candidates.

      The Company currently does not have a process for considering candidates put forward by stockholders other than those who are directors of the Company. In view of the recent effectiveness of the requirements under the Securities Exchange Act of 1934 as to a policy with respect to the consideration of candidates put forward by stockholders other than those who are directors of the Company, the adoption of such policy and the procedures for stockholders to submit candidates is under consideration by the recently elected Board.

MEETINGS

      During the fiscal year ended March 31, 2004, our Board of Directors held nine meetings. Each director attended 75 percent or more of the aggregate number of meetings and committees of which he was a member that were held during the period of his service as a director.

      The Company does not have a formal policy regarding attendance by members of the Board of Directors at the Company's annual meeting of stockholders, although it does encourage attendance by the directors. Historically, more than a majority of the directors have attended the annual meeting.

CODE OF CONDUCT

      At the first meeting of the Board of Directors following the Annual Meeting of Stockholders held on June 22, 2004 it adopted a Code of Business Conduct and Ethics for its directors, officers and employees which it believes complies with the requirements for a company code of ethics for financial officers that were promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") as well as for the members of our Board of Directors. The directors will be surveyed annually regarding their compliance with the policies as set forth in the Code of Conduct for Directors. A copy of the Code of Business Conduct and Ethics may be obtained without charge by a written request addressed to the Treasurer, Elite Pharmaceuticals, Inc., 165 Ludlow Avenue, Northvale, New Jersey 07647. We intend to disclose any amendment to, or waiver of, a provision of the Business Conduct and Ethics for Directors in a report filed under the Securities Exchange Act of 1934 within five business days of the amendment or waiver.

STOCKHOLDER COMMUNICATIONS

      Stockholders who wish to send communications to the Board of Directors should address their communication to Elite Pharmaceuticals Inc., 165 Ludlow Avenue, Northvale, New Jersey 07647, attention Mark I. Gittelman, Secretary. Mr. Gittelman has been instructed to collect and organize stockholder communications and forward copies to each of the Directors. If a communication relates to the Secretary, such communication should be sent to the same address, attention Bernard Berk, Chairman.

      Typically, we do not forward to our directors communications from our stockholders or other communications which are of a personal nature or not related to the duties and responsibilities of the Board, including:

      o     Junk mail and mass mailings

      o     New product suggestions

      o     Resumes and other forms of job inquiries

      o     Opinion surveys and polls

      o     Business solicitations or advertisements

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, "Reporting
Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Elite. Reporting Persons are required by SEC regulation to furnish Elite with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended March 31, 2004 all Reporting Persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

      The Company entered into a three-year employment agreement effective July 23, 2003 with Mr. Berk providing for (i) his full time employment as Chief Executive Officer at an annual base salary of $200,000, (ii) the grant to him of options which vest immediately to purchase 300,000 shares of Common Stock at a price of $2.01 per share, the closing share price on the American Stock Exchange on the date of grant and (iii) the grant of options to purchase an additional 300,000 shares at the $2.01 per share to vest on consummation of a "strategic transaction" while he is employed as Chief Executive Officer. The consummation of such transaction will result in the increase of his base annual salary to $310,140 effective with the consummation. A strategic transaction is defined as any one of the following transactions provided that the net value of the consideration to the Company or its stockholders determined in good faith by the Board of Directors is at least $10,000,000: (i) the sale of all or substantially all of the assets of the Company, (ii) a merger or consolidation or business combination, or (iii) the sale by the Company of debt or equity securities.

      Either party upon notice may terminate Mr. Berk's employment except that a termination by the Company without cause or because of his permanent disability or a termination by him for cause will result in severance pay in the form of the continuation of his base salary for the balance of the term or two years, whichever is longer, less in the event of termination for permanent disability the amount of payments under a disability insurance policy maintained by the Company. The Company is also to continue to pay during the foregoing period the premiums for life and disability insurance policies. Furthermore, in the event that Mr. Berk terminates his employment following a "change of control" event he is to receive, payable in 24 monthly installments, an amount which will depend on the fair value of the consideration determined in good faith by the Board of Directors received by the Company or stockholders from the "change of control" event less related expenses ("Net Fair Value") -- $500,000 if the Net Fair Value is $10 million or less; the greater of $500,000 or twice his then base annual salary, if the Net Fair Value is greater than $10 million but not more than $20 million, or $1,000,000 if the Net Fair Value is greater than $20 million. A "change of control" event is (i) a merger or consolidation in which securities possessing more than 50% of the voting power is issued to persons other than the holders of voting securities of the Company immediately prior to the event, (ii) the sale, transfer or disposition of all or substantially all the assets of the Company, or (iii) the sale by the Company of securities to a third party.

      The agreement contains Mr. Berk's non-competition covenant for a period of one year from termination.

      The Company is a party to an agreement dated February 26, 1998 whereby fees are paid to Gittelman & Co., P.C., a firm wholly-owned by Mark I. Gittelman, the Company's Chief Financial Officer, Secretary and Treasurer, in consideration for services rendered by the firm as internal accountant and financial and management consultant. The firm's services include the services rendered by Mr. Gittelman in his capacity as Chief Financial Officer, Secretary and Treasurer. For the fiscal years ended March 31, 2004, 2003 and 2002, the fees paid by the Company under the agreement were $168,750, $167,544 and $91,260, respectively. The services rendered by the firm to the Company averaged 128, 127 and 69 hours per month, respectively, of which an average of 30 hours per month were services rendered by him in his capacity as an officer of the Company.

      The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the three years ended March 31, 2004, awarded or paid to, or earned by Bernard Berk, our President and Chief Executive Officer since June 2003 and our former President and Chief Executive Officer, Dr. Atul M. Mehta. Dr. Mehta resigned as an employee and as a director of Elite as of June 3, 2003. No other executive officer of the Company received compensation exceeding $100,000 during those periods.

SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------------
                        Annual Compensation                                          Long Term Compensation
                        -------------------                                          ----------------------
-------------------------------------------------------------------------------------------------------------------------
      (a)            (b)          (c)         (d)          (e)           (f)             (g)          (h)          (i)
   Name and        Fiscal       Salary       Bonus    Other Annual    Restricted     Securities       LTIP      All Other
   Principal       Year(1)      ------       -----      Compensa-    Stock Awards    Underlying     Payouts     Compensa-
   Position        -------                               tion(3)     ------------     Options       -------        tion
   --------                                           ------------                   ----------                 ---------
-------------------------------------------------------------------------------------------------------------------------
Bernard Berk,    2003-04      $166,667        --            --            --         300,000(4)       --            --
President and
Chief
Executive
Officer
-------------------------------------------------------------------------------------------------------------------------
Atul M. Mehta,   2003-04      $ 53,684        --      $  3,040            --              --(5)       --            --
Ph.D. former     2002-03      $330,140        --      $  3,040            --              --          --            --
President and    2001-02      $272,855        --      $ 83,856            --          50,000(6)       --            --
Chief
executive
Officer(2)
-------------------------------------------------------------------------------------------------------------------------

      (1) The Company's fiscal year begins on April 1 and ends on March 31. The information is provided for each fiscal year beginning April 1.

      (2) Dr. Mehta resigned as an employee and as a director of Elite as of June 3, 2003.

      (3) Other Annual Compensation represents use of a company car, premiums paid by the Company for life insurance on Dr. Mehta's life for the benefit of his wife and the purchase price of $80,856 for options acquired from Dr. Mehta.

      (4) Does not include 300,000 options which are exercisable only upon occurrence of a "strategic transaction".

      (5) See "Item 3 - Legal Proceedings" for settlement of a litigation providing for extension of expiration dates of options granted prior to April 1, 2001 to him to purchase 770,000 shares.

      (6) By action on February 21, 2002, our Board of Directors corrected a clerical error in options for 425,000 shares of our common stock granted to Dr. Mehta. This correction did not result in any additional shares being subject to options held by Dr. Mehta, any change in the exercise price or a change in any other material terms.

Option Grants to and Exercised by Executive Officers in Last Fiscal Year

      Options granted to executive officers of the Company named in the Summary Compensation Table during the fiscal year ended March 31, 2004 were as follows:

                        OPTION GRANTS IN LAST FISCAL YEAR

                           NUMBER OF
                            SHARES          % OF TOTAL        EXERCISE      EXPIRATION     POTENTIAL REALIZED VALUE AT
                          UNDERLYING      OPTIONS GRANTED       PRICE           DATE         ASSUMED ANNUAL RATES OF
         NAME               OPTIONS       TO EMPLOYEES IN                                   STOCK PRICE APPRECIATION
                            GRANTED         FISCAL YEAR                                          FOR OPTION TERM
                                                                                                5%            10%
Bernard Berk               300,000(1)          41.4%            $2.01          6/2/13        $982,223      $1,564,027

Atul M. Mehta(2)                --               --                --              --              --              --

(1) Does not include options to purchase 300,000 shares at $2.01 per share which
are  exercisable  only  upon  occurrence  of  a  "strategic  transaction".   See
"Executive Officers".

(2) See "Item 3 - Legal Proceedings" for settlement of litigation providing for extension of expiration dates of options to purchase 770,000 shares granted prior to year ended March 31, 2002 while he was an executive officer.

      No options were exercised by executive officers during the fiscal year ended March 31, 2004.

                 SHARES        VALUE        NUMBER OF SHARES UNDERLYING     VALUE OF UNEXERCISED IN-THE-MONEY
     NAME       EXERCISED     REALIZED    UNEXERCISED OPTIONS AT YEAR-END        OPTIONS AT YEAR-END (1)

                                          EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
Atul M.            -0-          -0-         270,000            -0-                $0                --
Mehta(2)           -0-          -0-         100,000            -0-                $0                --
                   -0-          -0-         100,000            -0-             $48,000              --
                   -0-          -0-         100,000            -0-             $98,000              --
                   -0-          -0-         100,000            -0-             $148,000             --
                   -0-          -0-         100,000            -0-             $198,000             --
Bernard
Berk (3)           -0-          -0-         300,000          300,000           $291,000          $291,000

(1) The dollar values are calculated by determining the difference between $2.98 per share, the fair market value of the common stock at March 31, 2004, and the exercise price of the respective options.

(2) Dr. Mehta resigned as an officer/employee and director as of June 3, 2003.

(3) Mr. Berk entered the employ of the Company in June 2003.

COMPENSATION OF DIRECTORS

      Each non-affiliated director receives $2,000 as compensation for each meeting attended.

      On February 6, 2004, the Board of Directors authorized the payment of a fee of $125,000 per annum retroactive to January 1, 2004 to Mr. Moore as compensation for his services as Chairman of the Board. The fee is based on the substantial duties the Board has assigned to him, principally to assist the Chief Executive Officer in the management of the Company's operations, and the time required to perform such duties. Mr. Moore earned $46,875 under the authorization for the period through May 12, 2004, the date of his resignation as Chairman.

OPTIONS AND WARRANTS

      In October 2003, the American Stock Exchange (the "Amex") amended its Rules to require stockholder approval of material amendments to a stock option plan or other equity compensation arrangements pursuant to which options or stock may be acquired by officers, director or employees, subject to certain limited exceptions.

      Our stockholders approved at its meeting held on June 22, 2004 the following amendments by our Board of Directors of the provisions of outstanding options and warrants issued to officers, directors or employees of, or consultants to, the Company.

      On June 6, 2003 our Board of Directors reduced the exercise price of options to purchase 30,000 shares of the Company's Common Stock granted on January 31, 2003 to each of the following persons, each of whom was then a
Director: Messrs. Harmon Aronson, Richard A. Brown, John P. deNeufville, John A. Moore, Donald S. Pearson and Eric L. Sichel from $6.50 to $2.21 per share, which was 110% of the closing per share sale price of the Common Stock on the American Stock Exchange on the date of the amendment. These options vest as follows:
10,000 shares on December 12, 2003, 10,000 shares on December 12, 2004 and 10,000 shares on December 12, 2005. The options expire at the earlier to occur of: (1) January 31, 2013; or (2) the date one year after the optionee ceases to be a director of or a consultant or advisor of the Company. On February 6, 2004, the Board of Directors authorized a further amendment to all the options held by Messrs. Brown (30,000 shares), deNeufville (55,000 shares) and Pearson (90,000 shares) to extend their expiration date to a date two years following the June 22, 2004 Annual Meeting. On March 8, 2004 our Board of Directors amended those options held by then Directors which contained an exercise price greater than $2.21 to reduce their exercise price to $2.21 per share.

         Name                 Shares Subject              Date of              Original             Expiration
         ----               To Amended Options             Grant            Exercise Price             Date
                            ------------------             -----            --------------             ----
Donald Pearson                    30,000                   7/1/99                  $6.00             6/22/06
                                  30,000                   1/2/01                  $6.50             6/22/06
Harmon Aronson                    30,000                   7/1/99                  $6.00              9/1/09
                                  30,000                   1/2/01                  $6.50              1/1/11
Eric Sichel                       30,000                   8/2/01                 $10.00              8/2/11

      On May 12, 2004 our Board of Director also authorized an amendment to the expiration dates of options to purchase 330,000 shares held by Mr. Moore, of which 30,000 options granted in January 2003 and exercisable at $2.21 have an expiration date of January 13, 2003 and 300,000 options granted in June 2003 and exercisable at $2.01 per share have an expiration date of June 13, 2013. Similar to the above amendment of the options held by Messrs Pearson, Aronson and Sichel, the options will terminate on the earlier of their current expiration date or a date two years after Mr. Moore ceases to be a director of the Company.

      On March 8, 2004, the Board of Directors confirmed the reduction to $2.21 per share of the $3.31 per share exercise price of options of purchase 30,000 shares granted on June 13, 2003 to each of three employees. Such options vest in three equal annual installments commencing with the date of grant.

      On February 6, 2004 the Board of Directors authorized the extension of the expiration date from June 30, 2004 to November 30, 2005 of the outstanding Class B Warrants to purchase an aggregate of 681,002 shares of our Common Stock at a price of $5.00 per share. The Class B Warrants were originally issued as part of units of shares of Common Stock and Class B Warrants in a private placement to a group of investors. Included among the holders of the Class B Warrants are Richard A. Brown, a Director at the time, who holds, along with his son and an affiliated trust, an aggregate of 156,250 Class B Warrants and Bridge Ventures Inc., a consultant to the Company since December, 2003, which holds 25,000 Class B Warrants.

      The Board of Directors authorized the foregoing amendments for the purposes of hopefully generating additional funds through the exercise of the options or warrants, and restoring a principal purpose or purposes of the original grants of the options or warrants to officers, directors and employees, namely a reasonable opportunity for the holder to acquire or increase a proprietary interest in the Company and to restore a meaningful form of noncash compensation.

      As described under "Item 3 - Legal Proceedings" a settlement of a litigation with Dr. Atul Mehta, includes provisions for the extension of the expiration dates to June 13, 2005 of options previously issued to Dr. Mehta to purchase 770,000 shares of Common Stock, including options with respect to 70,000 shares which had previously expired. The number and exercise prices are as follows:

         NUMBER OF OPTIONS                      EXERCISE PRICE
         -----------------                      --------------

              270,000*                            $10.00
              100,000                               3.00
              100,000                               2.50
              100,000                               2.00
              100,000                               1.50
              100,000                               1.00

----------

*     Includes the 70,000 which had expired

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 30, 2004 by (i) each director and named executive officer, (ii) all executive officers and current directors as a group and (iii) the persons known to us to own beneficially more than 5% of the outstanding shares of our Common Stock. On such date, we had 12,104,423 shares of common stock outstanding. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Unless otherwise indicated, the address of the person named is c/o Elite Pharmaceuticals, Inc., 165 Ludlow Avenue, Northvale, New Jersey 07647.

           NAME AND ADDRESS                                NUMBER OF SHARES      PERCENTAGE OF CLASS
           ----------------                                ----------------      -------------------
Bernard Berk, Chairman of the Board and Chief                  300,000(1)               2.4%
Executive Officer

Harmon Aronson, Director*                                       70,000(2)                **

Eric L. Sichel, Director*                                       60,000(3)                **

John A. Moore, Director*                                     1,224,218(4)               9.9%

Mark I. Gittelman, CFO, Treasurer and Secretary                 10,000(5)                **
   300 Colfax Avenue
   Clifton, New Jersey 07013

Dr. Atul Mehta                                               2,257,700(6)              17.5%
   c/o Andrew Giles Freda, Esq.
   Edwards & Caldwell LLC
   1600 Route 208
   North Hawthorne, NJ 07647

Edson Moore Healthcare Ventures, Inc.                          914,218(7)               7.5%
   403 Marsh Lane
   Wilmington, Delaware 19804

Jerome Belson                                                  905,100(8)               7.5%
   495 Broadway
   New York, NY 10012

ALL DIRECTORS AND OFFICERS AS A GROUP                        1,664,218(9)              13.0%

* See "Item 10 - Directors and Executive Officers of the Registrant" for his address
**    Less than 1% of outstanding shares

(1) Comprised of options to purchase 3000,000 shares.

(2) Comprised of options to purchase 70,000 shares.

(3) Represents options to purchase 40,000 shares and 20,000 shares owned as co-tenant with Dana Cernea.

(4) Represents (i) options personally held by Mr. Moore to purchase 310,000 shares and (ii) 914,218 shares of common stock beneficially owned by Edson Moore Healthcare Ventures, Inc. ("Edson Moore"), of which he is president and principal stockholder. The 914,218 shares of common stock are comprised of (i) 764,218 shares of common stock issued to Edson Moore upon the exchange of 12,915 shares of Series A Preferred Stock, par value $1.00 per share, of Elite Laboratories, Inc., (ii) 100,000 shares issuable upon exercise of a warrant (exercisable through October 17, 2005) at an exercise price of $18.00 per share and (iii) 50,000 shares acquired in a recent private placement.

(5) Comprised of options to purchase 10,000 shares.

(6) Based on the terms of the settlement of a litigation with Dr. Mehta and includes options to purchase 770,000 shares (see "Item 3 - Legal Proceedings"), and 312, 600 shares owned by his wife, members of his family or an affiliate.

(7) See clause (ii) of note 4 above.

(8) Based on information contained in a Schedule 13D, as amended, filed by Jerome Belson on November 15, 2002. Includes (i) 535,200 shares held by Jerome Belson, (ii) 53,900 shares held by Maxine Belson, wife of Jerome Belson, (iii) 7,000 shares held by Brianne Goldstein, daughter of Jerome Belson, (iv) 28,000 shares held by Majorie Belson, daughter-in-law of Jerome Belson, (v) 25,000 shares owned by the grandchildren of Jerome Belson and (vi) warrants to purchase 256,000 shares of common stock.

(9) Includes options and warrants to purchase an aggregate of 730,000 shares.

      Except as otherwise set forth, information on the stock ownership of each person was provided to the Company by such person.

      Other than our 2004 Stock Option Plan, we do not have any compensation plans or arrangements benefiting employees or non-employees under which equity securities of the Company are authorized for issuance in exchange for consideration in the form of goods or services.

      The Company is informed and believes that as of April 20, 2004, Cede & Co. held 7,069,228 shares of the Company's common stock as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004. It is our understanding that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership therein and that such shares are held for the account of numerous other persons, no one of whom is believed to beneficially own five percent or more of the common stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      We had a contractual relationship with Donald Pearson, a former Director, which expired on November 30, 2003, providing for Mr. Pearson to (i) refer potential customers who will license or collaborate in the development or purchase of the technology of the Company and (ii) render financial consulting services to the Company. Under the arrangement, Mr. Pearson received consulting fees aggregating $28,800, $38,400 and $12,800 for fiscal years ended March 31, 2004, 2003 and 2002, respectively. The referral fees were to be a percentage ranging from 5% to 1% of the first $5,000,000 of revenues generated by his referrals after deducting expenses and a credit for the consulting fees. No revenues were generated under the arrangement. The Company also has a similar customer referral arrangement with Mr. Harmon Aronson, a Director, to pay him a percentage of net revenues generated by customers referred by him. No fees have been earned under his arrangement.

      See  Item  10  "Directors  and  Executive   Officer  of  Registrant"   for
information as to employment or engagement agreements with Bernard Berk and an affiliate of Mark I. Gittelman.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following is a description of the fees paid by the Company to Miller, Ellin & Co., LLP ("Miller Ellin") during the fiscal years ended March 31, 2004 and March 31, 2003:

      Audit Fees: The Company paid fees of approximately $150,000 and $119,000 to Miller Ellin in connection with its audit of the Company's financial statements for the fiscal years ended March 31, 2004 and March 31, 2003, respectively, its review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q during each of the fiscal years ended March 31, 2004 and March 31, 2003.

      Financial Information Systems Design and Implementation Fees: The Company did not engage Miller Ellin during either of the years ended March 31, 2004 and March 31, 2003 to provide advice to the Company regarding financial information systems design and implementation.

      Other fees: The Company did not pay any fee to Miller Ellin to perform non-audit services during either of the years ended March 31, 2004 and March 31, 2003.

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

(b) REPORTS ON FORM 8-K. We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the period from January 1, 2004 through May 31, 2004.

1. Report filed on January 8, 2004 reporting under Items 5 and 7 issuance of a press release announcing an agreement to utilize Elite's proprietary drug delivery technology for the development of a controlled release product.

2. Report filed on January 29, 2004 reporting under Items 5 and 7 issuance of a press release announcing the filing of a U.S. patent application.

3. Report filed on March 5, 2004 under Items 5 and 7 reporting issuance of a press release announcing completion of validation batches for once-a-day product which treat allergies and their symptoms.

4. Report filed on March 10, 2004 under Items 5 and 7 reporting issuance of a press release announcing extension by our Board of Directors of the expiration dates of our Class B Warrants from June 23, 2004 to November 30, 2005.

5. Report filed on April 2, 2004 under Items 5 and 7 reporting issuance of a press release disclosing the ruling by the Superior Court of New Jersey to enforce the settlement of the litigation between Elite and its former President and Chief Executive Officer.

6. Report filed on April 16, 2004 under Item 5 disclosing a change in scheduled date for Annual Meeting of Stockholders.

7. Report filed on May 4, 2004 under Items 5 and 7 reporting issuance of a press release announcing closing of the settlement of the litigation with Dr. Mehta.

8. Report filed on May 10, 2004 under Items 5 and 7 reporting issuance of a press release disclosing agreement granting Purdue Pharma L.P. exclusive rights to evaluate certain of our abuse resistance drug formulation technology and the option to negotiate a license to develop and commercialize oxycodone products under the technology.

9. Report filed on May 17, 2004 under Items 5 and 7 disclosing issuance of a press release announcing appointment of Mr. Berk as Chairman of the Board of Directors.

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

    4.2           Form of Class C Common Stock Purchase Warrant Certificate. *

    4.3           Form of Class B Common Stock Purchase Warrant Certificate. *

    4.4 Registration Rights Agreement by and between Prologica International, Inc. and each of the persons, whose name appears on the signature pages attached thereto, incorporated by reference to Exhibit 4.4 to the Form SB-2.

   10.1 Settlement Agreement, dated October 23, 2002, among Elite, Harris Freedman, Sharon Will, Michael H. Freedman and certain of their respective affiliates, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 1, 2002 (the "November 2002 Form 8-K").

   10.2 Commercial Lease made between Serex, Inc. and Elite executed September 7, 1993, incorporated by reference to Exhibit 10.4 to the Form SB-2.

   10.3 2004 Employee Stock Option Plan approved by stockholders on June 22, 2004, incorporated by reference to Exhibit A to the Proxy Statement filed on Schedule 14A with respect to the Annual Meeting of Stockholders held on June 22, 2004.

   10.4 Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

   10.5 Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

   10.6 Employment Agreement dated as of July 23, 2003 between Bernard Berk and the Company incorporated by reference to Exhibit 10.6 to Report on Form 10-Q for three months ended June 30, 2003 (the "June 30, 2003 10Q Report")

   10.7 Option Agreement between Bernard Berk and the Company dated as of July 23, 2003 incorporated by reference to Exhibit 10.7 to the June 30, 2003 10Q Report.

   10.8 Option Agreement between Bernard Berk and the Company dated as of July 23, 2003 incorporated by reference to Exhibit 10.8 to the June 30, 2003 10Q Report.

   10.9 Option Agreement between John A. Moore and the Company dated as of July 23, 2003 incorporated by reference to Exhibit 10.9 to the June 30, 2003 10Q Report.

   10.10 Engagement letter dated February 26, 1998, between Gittelman & Co. P.C. and the Company. *

    21            Subsidiaries of the Company.*

  31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

  31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

  32.1** Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

  32.2** Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

----------
* Filed herewith

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

                                              ELITE PHARMACEUTICALS, INC.


                                              By: /s/ Bernard Berk
                                                  ------------------------------
                                                  Bernard Berk
                                                  Chief Executive Officer

                                              Dated: June 28, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                               DATE
---------                      -----                               ----


/s/ Bernard Berk               Chief Executive Officer             June 28, 2004
--------------------------     (Principal Executive
Bernard Berk                   Officer)


/s/ Mark I. Gittelman          Chief Financial Officer             June 28, 2004
--------------------------     and Treasurer (Principal
Mark I. Gittelman              Financial and Accounting
                               Officer)


/s/ Harmon Aronson             Director                            June 28, 2004
--------------------------
Harmon Aronson


/s/ John A. Moore              Director                            June 28, 2004
--------------------------
John A. Moore


/s/ Eric L. Sichel             Director                            June 28, 2004
--------------------------
Eric L. Sichel

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                                    CONTENTS

                                                                        PAGE

INDEPENDENT AUDITORS' REPORT                                             F-1

CONSOLIDATED BALANCE SHEETS                                           F-2 - F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)             F-5 - F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-9 - F-30

                          INDEPENDENT AUDITORS' REPORT

To Elite Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Pharmaceuticals, Inc. and Subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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


                                                /s/ MILLER, ELLIN & COMPANY, LLP
                                                CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
June 8, 2004, except for
  the fourth and fifth paragraphs of
    Note 13, as to which
      the date is June 24, 2004

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 2004 AND 2003

                                     ASSETS

                                                                     2004          2003
                                                                     ----          ----
CURRENT ASSETS:
       Cash and cash equivalents                                 $2,104,869    $3,264,081
       Accounts and accrued interest receivable                     153,250         4,681
       Restricted cash                                              203,995        99,380
       Prepaid expenses and other current assets                    137,892       132,092
                                                                 ----------    ----------

           Total current assets                                   2,600,006     3,500,234

PROPERTY AND EQUIPMENT- net of accumulated
       depreciation and amortization                              4,090,250     4,390,553

INTANGIBLE ASSETS - net of accumulated amortization                 102,196       104,842

OTHER ASSETS:

       Deposit on equipment                                         398,580            --
       Restricted cash - debt service                               300,000       300,000
       Restricted cash - note payable                               225,000       250,000
       EDA bond offering costs, net of accumulated
           amortization of $60,458 and $47,267, respectively        137,402       150,593
                                                                 ----------    ----------

           Total other assets                                     1,060,982       700,593
                                                                 ----------    ----------

                                                                 $7,853,434    $8,696,222
                                                                 ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 2004 AND 2003
                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          2004             2003
                                                                          ----             ----
CURRENT LIABILITIES:
       Current portion - Note payable                                $     75,000     $     75,000
       Current portion of EDA bonds                                       150,000          140,000
       Accounts payable and accrued expenses                            1,085,242          334,721
                                                                     ------------     ------------
            Total current liabilities                                   1,310,242          549,721
                                                                     ------------     ------------

LONG TERM LIABILITIES:
       Note payable - net of current portion                              150,000          225,000
       EDA bonds - net of current portion                               2,345,000        2,495,000
                                                                     ------------     ------------
            Total long-term liabilities                                 2,495,000        2,720,000
                                                                     ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

       Common stock - $.01 par value;
            Authorized - 25,000,000 shares
            Issued and outstanding - 12,204,423 and 10,544,423 in
                 2004 and 2003, respectively                              122,044          105,444

       Additional paid-in capital                                      39,338,140       34,218,832
       Accumulated deficit                                            (35,105,151)     (28,590,934)
                                                                     ------------     ------------
                                                                        4,355,033        5,733,342

            Treasury stock                                               (306,841)        (306,841)
                                                                     ------------     ------------
            Total stockholders' equity                                  4,048,192        5,426,501
                                                                     ------------     ------------

            Total liabilities and stockholders' equity               $  7,853,434     $  8,696,222
                                                                     ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED MARCH 31,
                                                                      ---------------------
                                                             2004             2003             2002
                                                             ----             ----             ----
REVENUES:
       Research and development                         $    258,250     $    442,500     $    593,000
       Product formulation fees                                   --          187,810          601,057
       Consulting and test fees                                   --               --            3,450
                                                        ------------     ------------     ------------
                    Total revenues                           258,250          630,310        1,197,507
                                                        ------------     ------------     ------------

OPERATING EXPENSES:
       Research and development                            2,075,074        2,013,579        1,609,108
       General and administrative                          2,549,846        1,858,069          763,687
       Depreciation and amortization                         332,836          310,876          266,919
                                                        ------------     ------------     ------------
                                                           4,957,756        4,182,524        2,639,714
                                                        ------------     ------------     ------------

LOSS FROM OPERATIONS                                      (4,699,506)      (3,552,214)      (1,442,207)
                                                        ------------     ------------     ------------

OTHER INCOME (EXPENSES):
       Interest income                                        23,765           96,692          260,055
       Litigation Settlement                                 150,000               --               --
       Sale of NJ Tax Losses                                 151,027           71,674          137,818
       Interest expense                                     (211,595)        (227,907)        (220,123)
       Equity in loss of joint venture                            --         (186,379)        (507,640)
       Charge relating to issuance of stock options       (1,166,601)         (20,550)              --
       Charge relating of issuance of stock warrants        (587,983)              --               --
       Charge relating to warrant exchange offer            (172,324)        (242,338)              --
                                                        ------------     ------------     ------------
                                                          (1,813,711)        (508,808)        (329,890)
                                                        ------------     ------------     ------------

LOSS BEFORE PROVISION FOR INCOME
       TAXES                                              (6,513,217)      (4,061,022)      (1,772,097)

PROVISION FOR INCOME TAXES                                     1,000              400            2,430
                                                        ------------     ------------     ------------

NET LOSS                                                $ (6,514,217)    $ (4,061,422)    $ (1,774,527)
                                                        ============     ============     ============

BASIC AND DILUTED LOSS PER COMMON
       SHARE                                            $      (0.58)    $      (0.40)    $      (0.19)
                                                        ============     ============     ============

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                          11,168,618       10,069,991        9,561,299
                                                        ============     ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                              PREFERRED STOCK                 COMMON STOCK
                                              ---------------                 ------------
                                                                                                      ADDITIONAL
                                                                                                        PAID-IN
                                          SHARES         AMOUNT           SHARES         AMOUNT         CAPITAL
                                          ------         ------           ------         ------         -------
BALANCE AT APRIL 1, 2001                       --    $         --       9,376,389    $     93,764    $ 18,071,503

Issuance of shares through
exercise of warrants                           --              --         298,179           2,981       1,301,606

Issuance of shares and warrants
through exercise of placement
agent warrants                                 --              --          16,272             163          58,416

Issuance of shares and warrants
through exercise of options                    --              --          20,000             200          37,939

Issuance of Series B convertible
exchangeable preferred stock              200,000         200,000              --              --              --

Dividends declared - Series A
preferred stock                                --              --              --              --              --

Net loss for year ended March 31, 2002         --              --              --              --              --
                                          -------    ------------       ---------    ------------    ------------

BALANCE AT MARCH 31, 2002                 200,000    $    200,000       9,710,840    $     97,108    $ 19,469,464
                                          -------    ------------       ---------    ------------    ------------

                                                 TREASURY STOCK
                                                 --------------
                                                                                                STOCKHOLDERS'
                                                                            ACCUMULATED            EQUITY
                                             SHARES          AMOUNT           DEFICIT             (DEFICIT)
                                             ------          ------           -------             ---------
BALANCE AT APRIL 1, 2001                                                       ($21,000,013)    $ (2,834,746)

Issuance of shares through
exercise of warrants                                                                     --        1,304,587

Issuance of shares and warrants
through exercise of placement
agent warrants                                                                           --           58,579

Issuance of shares and warrants
through exercise of options                                                              --           38,139

Issuance of Series B convertible
exchangeable preferred stock                                                             --          200,000

Dividends declared - Series A
preferred stock                                                                    (853,148)        (853,148)

Net loss for year ended March 31, 2002            --             --              (1,774,527)      (1,774,527)
                                            --------       --------            ------------     ------------

BALANCE AT MARCH 31, 2002                         --       $     --            ($23,627,688)    $ (3,861,116)
                                            --------       --------            ------------     ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                             PREFERRED STOCK                     COMMON STOCK
                                             ---------------                     ------------
                                                                                                         ADDITIONAL
                                                                                                           PAID-IN
                                          SHARES          AMOUNT            SHARES          AMOUNT         CAPITAL
                                          ------          ------            ------          ------         -------

BALANCE AT APRIL 1, 2002                  200,000     $    200,000        9,710,840     $     97,108    $ 19,469,464

Issuance of shares through
exercise of warrants                           --               --            2,603               26          13,004

Issuance of shares and warrants
through exercise of placement
agent warrants                                 --               --           14,670              147          52,666

Issuance of convertible
exchangeable preferred stock              559,000          559,000               --               --              --

Dividends - declared - Series B
preferred stock                                --               --               --               --              --

Dividends - declared - Series A
preferred stock                                --               --               --               --              --

Preferred stock issued to satisfy
accrued dividends                          14,000           14,000               --               --              --

Conversion of  convertible
exchangeable preferred stock into
common stock                             (773,000)        (773,000)         816,310            8,163      14,520,810

Purchase of treasury stock                     --               --         (100,000)              --              --

Charge relating to exchange of
warrants                                       --               --               --               --         242,338

Charge relating to issuance of
stock options                                  --               --               --               --          20,550

Fees relating to Warrant Exchange
Offer                                          --               --               --               --        (100,000)

Net loss for the year ended March
31, 2003                                       --               --               --               --              --
                                     ------------     ------------     ------------     ------------    ------------

BALANCE AT MARCH 31, 2003                      --     $         --       10,444,423     $    105,444    $ 34,218,832
                                     ============     ============     ============     ============    ============

                                          TREASURY STOCK
                                          --------------
                                                                                  STOCKHOLDERS'
                                                                  ACCUMULATED        EQUITY
                                        SHARES       AMOUNT         DEFICIT        (DEFICIT)
                                        ------       ------         -------        ---------
BALANCE AT APRIL 1, 2002                     --   $       --     $(23,627,688)    $ (3,861,116)

Issuance of shares through
exercise of warrants                                                       --           13,030

Issuance of shares and warrants
through exercise of placement
agent warrants                                                             --           52,813

Issuance of convertible
exchangeable preferred stock                                               --          559,000

Dividends - declared - Series B
preferred stock                                                       (14,000)         (14,000)

Dividends - declared - Series A
preferred stock                              --           --         (887,824)        (887,824)

Preferred stock issued to satisfy
accrued dividends                                                          --           14,000

Conversion of  convertible
exchangeable preferred stock into
common stock                                 --           --               --       13,755,973

Purchase of treasury stock              100,000     (306,841)              --         (306,841)

Charge relating to exchange of
warrants                                     --           --               --          242,338

Charge relating to issuance of
stock options                                --           --               --           20,550

Fees relating to Warrant Exchange
Offer                                        --           --               --         (100,000)

Net loss for the year ended March
31, 2003                                     --           --       (4,061,422)      (4,061,422)
                                     ----------   ----------     ------------     ------------

BALANCE AT MARCH 31, 2003               100,000   $ (306,841)    $(28,590,934)    $  5,426,501
                                     ==========   ==========     ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                           PREFERRED STOCK                COMMON STOCK
                                           ---------------                ------------
                                                                                                   ADDITIONAL
                                                                                                    PAID-IN
                                         SHARES       AMOUNT         SHARES          AMOUNT         CAPITAL
                                         ------       ------         ------          ------         -------
BALANCE AT APRIL 1, 2003                      --    $      --      10,444,423     $    105,444    $ 34,218,832

Modification of warrant exchange
offer                                         --           --              --               --         172,324

Issuance of stock options                     --           --              --               --       1,166,601

Issuance of stock warrants                    --           --              --               --         587,983

Proceeds from exercising stock
options                                       --           --          15,000              150          29,850

Net proceeds from private placement           --           --       1,645,000           16,450       3,162,550

Previous rounding differences                 --           --                               --              --

Net loss for the year ended March
31, 2004                                      --           --              --               --              --
                                       ---------    ---------    ------------     ------------    ------------

BALANCE AT MARCH 31, 2004                     --    $      --      12,104,423     $    122,044    $ 39,338,140
                                       =========    =========    ============     ============    ============

                                                TREASURY STOCK
                                                --------------
                                                                                         STOCKHOLDERS'
                                                                         ACCUMULATED       EQUITY
                                             SHARES        AMOUNT          DEFICIT        (DEFICIT)
                                             ------        ------          -------        ---------
BALANCE AT APRIL 1, 2003                    100,000    $   (306,841)    $(28,590,934)    $  5,426,501

Modification of warrant exchange
offer                                            --              --               --          172,324

Issuance of stock options                        --              --               --        1,166,601

Issuance of stock warrants                       --              --               --          587,983

Proceeds from exercising stock
options                                          --              --               --           30,000

Net proceeds from private placement              --              --               --        3,179,000

Previous rounding differences                    --              --               --               --

Net loss for the year ended March
31, 2004                                         --              --       (6,514,217)      (6,514,217)
                                       ------------    ------------     ------------     ------------

BALANCE AT MARCH 31, 2004                   100,000    $   (306,841)    $(35,105,151)    $  4,048,192
                                       ============    ============     ============     ============

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEARS ENDED MARCH 31,
                                                                                             ---------------------
                                                                                    2004             2003             2002
                                                                                    ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                 $ (6,514,217)    $ (4,061,422)    $ (1,774,527)
      Adjustments to reconcile net loss to cash
         used in operating activities:
            Write off of accounts receivable and patents                                 --               --            5,057
            Depreciation and amortization                                           332,836          310,876          266,919
            Charge relating to Warrant Exchange Offer                               172,324          242,338               --
            Charge relating to issuance of stock options                          1,166,601           20,550               --
            Charge relating to issuance of stock warrants                           587,983               --               --
            Equity in loss of joint venture                                              --          186,379          507,640
            Changes in assets and liabilities:
                 Contract revenue receivable                                       (148,569)          35,307          (26,674)
                 Prepaid expenses and other current assets                           (5,800)         (26,010)         (24,350)
                 Amount receivable from Joint Venture                                    --          525,259         (444,444)
                 Accounts payable and accrued expenses and other current
                    Liabilities                                                     750,521          193,009          (78,508)
                                                                               ------------     ------------     ------------
NET CASH (USED IN) OPERATING ACTIVITIES                                          (3,658,321)      (2,573,714)      (1,568,887)
                                                                               ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      (Purchases) redemptions of short-term investments                                  --          100,000         (100,000)
      Payments for patent and trademark filings                                     (16,696)         (69,517)          (6,920)
      Restricted cash                                                               (79,615)         114,284         (157,624)
      Receivable from sale of New Jersey tax losses                                      --           66,077           80,055
      Payment of deposit for manufacturing equipment                               (398,580)              --         (123,396)
      Purchases of property and equipment                                                --         (679,485)        (223,801)
                                                                               ------------     ------------     ------------
NET CASH (USED IN) INVESTING ACTIVITIES                                            (494,891)        (468,641)        (531,686)
                                                                               ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Fees relating to Warrant Exchange Offer                                                       (100,000)              --
      Proceeds under bank note                                                           --               --          375,000
      Principal repayments of bank note                                             (75,000)         (75,000)              --
      Purchase of treasury stock                                                         --         (306,841)              --
      Proceeds from issuance of common stock and warrants                         3,209,000           65,843        1,401,305
      Principal repayments of EDA bonds                                            (140,000)        (130,000)        (120,000)
                                                                               ------------     ------------     ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               2,994,000         (545,998)       1,656,305
                                                                               ------------     ------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (1,159,212)      (3,588,353)        (444,268)

CASH AND CASH EQUIVALENTS - beginning of period                                   3,264,081        6,852,434        7,296,702
                                                                               ------------     ------------     ------------

CASH AND CASH EQUIVALENTS - end of period                                      $  2,104,869     $  3,264,081     $  6,852,434
                                                                               ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                   $    214,199     $    228,938     $    218,938
      Cash paid (received) for income taxes                                        (150,027)         (71,274)           2,430

SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Utilization of equipment deposit towards purchase of equipment           $         --     $    123,396     $         --
      Issuance of Preferred Stock (including stock dividend payable of $14,000 and subscription receivable of $67,000) for interest in
            joint venture                                                                --          573,000          200,000
      Conversion of preferred stock to common stock                                      --            8,163               --
      Conversion of preferred stock to additional paid in capital                        --       14,520,810               --
      Satisfaction of amounts due to joint venture                                       --          622,133          136,619
      Reduction in (addition to) investment in joint venture                             --           63,381          (63,381)
      Dividends accrued on preferred stock                                               --          899,923          853,148

   The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

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

      On October 24, 1997, Elite merged with Prologica International, Inc. ("Prologica") a Pennsylvania Corporation, a publicly traded inactive corporation, with Elite surviving the merger. In addition, Elite Labs merged with a wholly-owned subsidiary of Prologica, with the Company's subsidiary surviving this merger. The former shareholders of the Company's subsidiary exchanged all of their shares of Class A voting common stock for shares of the Company's voting common stock in a tax free reorganization under Internal Revenue Code Section 368. The result of the merger activity qualified as a reverse acquisition. In connection with the reverse acquisition, options exercisable for shares of Class A voting and Class B nonvoting common stock of the Company's subsidiary were exchanged for options exercisable for shares of the Company's voting common stock.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      IMPAIRMENT OF LONG-LIVED ASSETS

      The Company periodically evaluates the fair value of long-lived assets whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Accordingly, any impairment of value will be recognized when the carrying amount of a long-lived asset exceeds its fair value in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Management has determined that no impairment of long-lived assets has occurred.

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

                          MARCH 31, 2004, 2003 AND 2002

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

      The Company extends credit to its customers pursuant to contract terms in the normal course of business and performs ongoing credit evaluations. As of March 31, 2004 and 2003, no allowance for doubtful accounts was considered necessary, based on historical trends, economic conditions and the credit worthiness of customers. Amounts are written off when they are deemed uncollectible. The Company has not experienced significant write-offs.

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

                                              2004                          2003                          2002
                                                    WEIGHTED-                     WEIGHTED-                      WEIGHTED-
                                                     AVERAGE                       AVERAGE                        AVERAGE
                                                    EXERCISE                      EXERCISE                       EXERCISE
                                      SHARES         PRICE          SHARES         PRICE           SHARES          PRICE
Stock options                       2,417,050        $ 3.70       2,266,850        $ 5.74        2,056,850        $ 5.82
Warrants                            2,654,239        $ 4.72         733,752        $12.33        2,669,477        $ 5.47
Convertible preferred shares               --                            --            --          816,310            --

                                   ----------                    ----------                     ----------
                                    5,071,289                     3,000,602                      5,542,637

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

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

      INVESTMENT IN JOINT VENTURE

      The equity method of accounting was used to account for the Company's investment in its joint venture with Elan. Under the equity method, the Company recognized its share in the net earnings or losses of the joint venture as they occurred. While Elite owned 100% of the outstanding common stock of ERL, Elite's equity in the loss of ERL was based on 100% of ERL's losses, less the amounts funded by Elan. Elan funded 19.9% of ERL's losSes. Once Elite's investment was reduced to zero, further losses were recognized to the extent of Elite's commitment to fund the losses. The joint venture was terminated effective September 30, 2002, as further discussed in Note 7.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      TREASURY STOCK

      The Company records common shares purchased and held in treasury at cost.

      STOCK-BASED COMPENSATION

      Under various qualified and non-qualified plans, the Company may grant stock options to officers, selected employees, as well as members of the board of directors and advisory board members, as further described in
      Note 11. Effective April 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and selected the prospective method of adoption described in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." Prior to April 1, 2002, the Company measured stock-based compensation for its employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation expense for stock options was reflected in net loss for the year ended March 31, 2002 as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

      During the years ended March 31, 2003 and 2004 the Company issued 210,000 and 1,024,000, respectively options to purchase common stock to employees and to members of the board of directors. The options have an exercise price ranging from $2.01 to $5.00 per share and all vest over three years except 610,000 shares issued in 2004 which vested upon grant date. The options expire between five and ten years from the date of grant. The Company has recorded compensation expense of $20,550 and $1,166,601 for the years ended March 31, 2003 and 2004 which represents the fair value of the options vested, utilizing the Black-Scholes options pricing model on each grant date.

      On June 22, 2004 the Company's Stockholders approved the 2004 Stock Option Plan and ratified the amendments of the terms of outstanding options and warrants, including the repricing of options to certain Directors and employees (See Note 13). The Company will record a significant compensation expense in future periods, based on the fair value of the options after reflecting the repricing and amendments to the terms of the options.

      The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each year presented:

                                                         2004                2003                2002
                                                         ----                ----                ----
Net loss as reported                                 $(6,514,217)        $(4,061,422)        $(1,774,527)
Add: Stock-based compensation expense
included in reported net loss, net of related
tax effects                                            1,166,601              20,550                  --
Deduct: Total stock-based compensation
expense determined under fair value method
for all awards, net of related tax effects              (865,255)         (1,070,651)         (1,779,338)
                                                     -----------         -----------         -----------
Pro forma net loss                                    (6,212,871)         (5,111,523)         (3,553,865)
Loss per share as reported                                 (0.58)              (0.40)              (0.19)
Pro-forma loss per share                                   (0.56)              (0.51)              (0.38)

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

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

      RECLASSIFICATIONS

      Certain accounts and amounts in the 2003 and 2002 financial statements have been reclassified in order to conform with the 2004 presentation. These reclassifications have no effect on net income.

NOTE 2 - MANAGEMENT'S LIQUIDITY PLANS

      The Company reported net losses of $6,514,217, $4,061,422 and $1,774,527 for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. At March 31, 2004, the Company had an accumulated deficit of approximately $35.1 million, consolidated assets of approximately $7.9 million, stockholders' equity of approximately $4.0 million, and working capital of approximately $1.3 million. The Company has not generated any significant revenue to date.

      In an effort to reduce costs in fiscal 2003, the Company has reduced the number of products being actively developed from approximately fifteen to six. The six products that continue in development were deemed by management to be the most suitable for continued development given the Company's limited resources. The Company has also settled certain litigation with its former CEO which will significantly reduce its legal fees.

      The primary strategy remains to develop the Company's oral control release pharmaceutical products, with emphasis in the area of pain management, for FDA approval, and once developed, to commercially exploit these products either by licensing or through the development of collaborations with strategic partners.

      The Company also retained an investment banking firm in fiscal 2003 to assist the Company in connection with potential strategic transactions, including acquisitions. The Company may receive additional cash proceeds from the exercise of outstanding options and warrants, as well as through the continued sale of its New Jersey State tax losses. However, there is no assurance that any options or warrants will be exercised, that any sale of tax losses will be completed or that the Company will be able to raise additional capital.

      In the event Purdue proceeds with its option to license the Company's Oxycodone product pursuant to the option agreement entered into on May 14, 2004 (See Note 13), the terms of the licensing agreement provide for the Company to receive significant milestone payments on or before March 31, 2005.

      See Note 13 for information as to the Company's efforts to effect a financing of equipment purchases and a private placement of shares of its Common Stock. No representation can be made that the efforts will be successful or that if successful that the resulting proceeds will be material.

      There is also no assurance that the Company's current business strategies will be successfully implemented or that it will raise the necessary funds to allow it to continue its operations. Management believes that cost reductions already implemented will reduce losses in the future, and with the Company's existing working capital levels, anticipates that the Company will be able to continue its operations at least through the end of fiscal year 2005, assuming it is successful in consummating the transactions discussed above.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 3- PROPERTY AND EQUIPMENT

      Property and equipment at March 31, 2004 and 2003 consists of the following:

                                                             2004         2003
                                                             ----         ----

      Laboratory manufacturing, and warehouse equipment  $3,140,250   $3,140,250
      Office equipment                                       32,981       32,981
      Furniture and fixtures                                 51,781       51,781
      Land, building and improvements                     2,097,668    2,097,668
      Equipment under capital lease                         168,179      168,179
                                                         ----------   ----------
                                                          5,490,859    5,490,859
      Less: Accumulated depreciation and amortization     1,400,609    1,100,306
                                                         ----------   ----------
                                                         $4,090,250   $4,390,553
                                                         ==========   ==========

      Depreciation and amortization expense amounted to $300,303, $278,348 and $249,338 for the years ended March 31, 2004, 2003 and 2002, respectively. The Company's obligations under capital leases were satisfied prior to March 31, 2003.

NOTE 4 - INTANGIBLE ASSETS

      Intangible assets at March 31, 2004 and 2003, consist of the following:

                                                        2004             2003
                                                        ----             ----

      Patents                                         $145,830         $129,134
      Trademarks                                         8,120            8,120
                                                      --------         --------
                                                       153,950          137,254
      Less: Accumulated amortization                    51,754           32,412
                                                      --------         --------
                                                      $102,196         $104,842
                                                      ========         ========

      Amortization of intangible assets amounted to $19,342, $19,344 and $4,390 for the years ended March 31, 2004, 2003 and 2002, respectively.

      Aggregate amortization expense of intangible assets for the next five fiscal years is estimated to be as follows:

      YEARS ENDING MARCH 31,
      ----------------------

             2005                                                       $ 19,340
             2006                                                         19,340
             2007                                                         19,340
             2008                                                         19,340
             2009                                                          8,140

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 5 - NOTE PAYABLE

      On February 26, 2002, the Company closed a bank loan totaling $375,000 to finance the purchase and installation of machinery and equipment. Interest is fixed at 5.70% per annum calculated on a 360 day year. The loan is due in 60 equal monthly installments of $6,250 plus interest, with the first payment commencing on April 1, 2002, and is secured by the machinery and equipment purchased under this facility and a certificate of deposit in the amount of $225,000 held as collateral. This certificate of deposit has been classified as noncurrent restricted cash. The note payable consists of the following at March 31:

                                                          2004           2003
                                                          ----           ----

Bank note payable                                      $ 225,000      $ 300,000
Current portion                                          (75,000)       (75,000)
                                                       ---------      ---------
Long-term portion, net of current maturities           $ 150,000      $ 225,000
                                                       =========      =========

      Future principal maturities under this loan are as follows:

      YEARS ENDING MARCH 31,
      ----------------------

               2005                                                    $  75,000
               2006                                                       75,000
               2007                                                       75,000
                                                                       ---------

                                                                       $ 225,000
                                                                       =========

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 6 - BOND FINANCING OFFERING (CONTINUED)

      All restricted accounts other than the $300,000 Debt Service Reserve are expected to be expended within twelve months and are therefore categorized as current assets. Bond financing consisted of the following at March 31:

                                                           2004          2003
                                                           ----          ----

      EDA Bonds                                       $ 2,495,000   $ 2,635,000
      Current portion                                    (150,000)     (140,000)
                                                      -----------   -----------
      Long term portion, net of current maturities      2,345,000     2,495,000
                                                      ===========   ===========

      Future principal maturities required under the bond agreement are as follows:

      YEARS ENDING MARCH 31,
      ----------------------

               2005                                                  $   150,000
               2006                                                      165,000
               2007                                                      175,000
               2008                                                      190,000
               2009                                                      205,000
               Thereafter                                              1,610,000
                                                                     -----------
                                                                     $ 2,495,000
                                                                     ===========

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 7 - JOINT VENTURE ACTIVITIES

      In October 2000, the Company entered into a joint development and operating agreement with Elan Corporation, plc, and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, Elite Research, Ltd. ("ERL"), a Bermuda corporation, was initially owned 80.1% by the Company and 19.9% by Elan. ERL was to fund its research through capital contributions from its partners based on the partners' respective ownership percentage. ERL subcontracted research and development efforts to the Company, Elan and others. It was anticipated that the Company would provide most of the formulation and development work. The Company had commenced work for three products. The joint venture terminated on September 30,2002. For the years ended March 31, 2003 and 2002, the Company charged $187,810 and $601,057, respectively, to ERL which was reflected in product formulation fees. Intercompany profits and losses were eliminated.

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

      For the year ended March 31, 2002 and the period beginning April 1, 2002 through September 30, 2002, ERL recognized net losses of $633,642 and $232,742, respectively, and the Company recognized 80.1% of these losses, or $507,640 and $186,379, respectively. The product formulation fees $187,810 and $601,057 earned by the Company for services rendered to ERL for the years ended March 31, 2003 and 2002, respectively, are included in ERL's expenses. During fiscal year 2001, ERL paid $15,000,000 to Elan for a license providing ERL non-exclusive rights to use certain Elan in-process drug delivery technologies. The Elan technology rights acquired relate to very early stage technology that, in the opinion of management, have not reached technological feasibility and have no future alternative uses. Through the date of its termination, ERL completed in-vivo (pilot clinical trial) on the first product and began formulation and development of two additional products.

      During fiscal year 2003, the Company consummated a termination agreement (the "Termination Agreement") with Elan to acquire all of Elan's interest in ERL. As further discussed in Note 10, the joint venture was terminated effective September 30, 2002.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 7 - JOINT VENTURE ACTIVITIES (CONTINUED)

      Under the Termination Agreement, among other things, the Company acquired all proprietary, development and commercial rights for the worldwide markets for the products developed by ERL. In exchange for the assignment, ERL agreed to pay Elan a royalty on certain revenues that may be realized from the once-a-day Oxycodone product that has been developed by ERL. Effective October 1, 2002, the Company is solely responsible to fund ERL's product development.

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

      The following is a condensed balance sheet of ERL on September 30, 2002 (the date of acquisition):

      CURRENT ASSETS

      Cash                                                            $   1,084
                                                                      ---------

                  Total assets                                        $   1,084
                                                                      =========

      CURRENT LIABILITIES

      Accounts payable                                                $  84,597
                                                                      ---------

                  Total liabilities                                      84,597

      Shareholders' deficit                                             (83,513)
                                                                      ---------

                                                                      $   1,084
                                                                      =========

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 7 - JOINT VENTURE ACTIVITIES (CONTINUED)

      The following are unaudited pro-forma consolidated results of operations for the years ended March 31, 2003 and 2002, assuming the acquisition was completed on April 1, 2001.

                                                       YEAR ENDED MARCH 31,
                                                       --------------------
                                                      2003              2002
                                                      ----              ----
                                                  (Unaudited)        (Unaudited)

      Revenue                                     $   442,500       $   596,450

      Proforma net (loss) available to common
        shareholders                              $(4,107,785)      $(1,900,529)

      Proforma net (loss) available to common
        shareholders per share -
        basic and diluted                         $     (0.40)      $     (0.19)

      Unaudited pro-forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

NOTE 8 - INCOME TAXES

      The components of the provision for income taxes are as follows:

                                                  YEAR ENDED MARCH 31,
                                          --------------------------------------
                                           2004            2003            2002
                                           ----            ----            ----
      Federal:
          Current                         $   --          $   --          $   --
          Deferred                            --              --              --
                                          ------          ------          ------
                                              --              --              --
                                          ------          ------          ------
      State:
          Current                          1,000             400           2,430
          Deferred                            --              --              --
                                          ------          ------          ------
                                           1,000             400           2,430
                                          ------          ------          ------
                                          $1,000          $  400          $2,430
                                          ======          ======          ======

      In the year ended March 31, 2001, the Company received approval for the sale of $4,872,267 of New Jersey net operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefit approved for receipt by the Company during the year ended March 31, 2002 was $368,343 of which $222,211 and $146,132 was received in 2002 and in 2003, respectively.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 8 - INCOME TAXES (CONTINUED)

      During the year ended March 31, 2003, the Company received approval for the sale of an additional $1,822,989 of New Jersey net-operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefit approved for receipt by the Company during the year ended March 31, 2003 was $137,818, of which $71,741 was received in November 2002. The remaining balance of $66,077 was received in 2003.

      During the year ended March 31, 2004, the Company received approval for the sale of an additional $1,928,817 of New Jersey net-operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefit received during the year ended March 31, 2004 was $151,027 and is recorded as other income in the accompanying financial statements.

      The major components of deferred tax assets at March 31, 2004 and 2003 are as follows:

                                                     2004               2003
                                                     ----               ----
      Net operating loss carry forwards          $ 6,736,336        $ 4,486,167
      Valuation allowance                         (6,736,336)        (4,486,167)
                                                 -----------        -----------

                                                 $        --        $        --
                                                 ===========        ===========

      At March 31, 2004, a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will be utilized. The valuation allowance increased during 2004, 2003 and 2002 by $2,250,169, $1,357,792 and $304,375, respectively.

      At March 31, 2004, for federal income tax purposes, the Company has unused net operating loss carryforwards of approximately $20,518,995 expiring in 2007 through 2015. For state tax purposes, the Company has $11,011,302 of unused net operating losses, which are net of the $9,539,503 of New Jersey net-operating losses sold, as discussed above.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      EMPLOYMENT AGREEMENTS

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      EMPLOYMENT AGREEMENTS

      The Company and Dr. Mehta settled their litigation subsequent to March 31, 2004 (See Note 13). The Company accrued $400,000 for compensation owed to Dr. Mehta as of March 31, 2004, in accordance with the settlement agreement.

      On July 23, 2003, the Company entered into an agreement with its new Chief Executive Officer, Bernard Berk. The initial terms of this agreement is three years. Pursuant to this agreement:

      - Mr. Berk is entitled to receive a base salary of $200,000 per annum, subject to increase to $330,140 if and when the Company consummates a Strategic Transaction (as defined in the employment agreement);

      - The Company confirmed its grant to Mr. Berk on June 3, 2003 of options to purchase 300,000 shares of the Company's common stock at$2.01 per share. All of these options are vested.

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

      - Mr. Berk will be entitled to receive severance in accordance with the employment agreement if he is terminated without cause or because of his death or permanent disability or if he terminates his employment for good reason or following a "change-of-control." The severance will be payable in accordance with the terms of his employment agreement.

      CONSULTING AGREEMENTS

      The Company entered into one year consulting agreements with each of Saggi Capital Corp. and Bridge Ventures Inc. on November 4, 2003. The
      consultants'  services  will  include,  but not be limited to, advice with respect to overall strategic planning, financing opportunities, acquisition policy, commercial and investment banking relationships and stockholders matters. In consideration of each consultant's services, the Company agrees to pay it $75,000 payable in monthly installments of $6,250 and to issue to the consultant a warrant to purchase 100,000 shares of the Company's common stock. For the year ended March 31, 2004, consulting expenses under both agreements aggregated $30,000 plus approximately $470,000 attributable to the issuance of warrants.

      On July 3, 2003, the Company entered into an agreement with Leerink Swann & Company to provide a Valuation and a Fairness Opinion in order for the Company to complete a proposed acquisition for which it received a non-refundable retainer fee of $50,000. If and when the Board of Directors requests a Fairness Opinion, Leerink's compensation shall be $50,000. For the year ended March 31, 2004, consulting expenses under this agreement amounted to the $50,000 non-refundable retainer fee.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      REFERRAL AGREEMENTS

      On January 29, 2002, the Company entered into a Referral Agreement with a Director (Referring Party) whereby Elite will pay the Referring Party a fee based upon payments received by Elite from sales of products, development fees, licensing fees and royalties generated as a direct result of the Referring Party identifying customers for Elite. These amounts shall be reduced by the cost of goods sold directly incurred in the manufacturing or development of products as well as any direct expenses associated with these efforts. Elite will pay Referring Party a referral fee each year equal to:

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

      NO AMOUNTS HAD BEEN EARNED THROUGH MARCH 31, 2004.

      On August 1, 1998, the Company entered into a consulting agreement (the "1998 Agreement") with a company owned by a Director for the purpose of providing management, marketing and financial consulting services for an unspecified term. Terms of the agreement provided for a nonrefundable monthly fee of $2,000. This compensation was applied against amounts due pursuant to a business referral agreement entered into on April 8, 1997 (the "1997 Agreement") with the same party.

      Terms of the 1997 Agreement provided for payments by the Company based upon a formula, as defined, for an unspecified term. On November 14, 2000, the Company amended its 1997 Agreement to provide certain consulting services for the period beginning November 1, 2000 through October 31, 2003. The Company previously advanced $20,000 under the 1997 Agreement in addition to a payment of $50,000 made during the year ended March 31, 2001. The 1997 Agreement called for 25 monthly installments of $3,200 beginning on December 1, 2001.

      Consulting expense under the 1997 and 1998 Agreements amounted to $28,800, $38,400 and $12,800 for the years ended March 31, 2004, 2003 and 2002, respectively. The agreement terminated on November 30, 2003.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

      Under the collaboration agreement, Pivotal Development will be responsible for taking the Elite formulation through clinical development and the FDA regulatory approval process. The partners will seek a license during the development cycle from a pharmaceutical company which has the resources to effectively market the product and share the cost of defining the product against any lawsuits.

      Elite  and  Pivotal  will  bear  costs  in  their   respective   areas  of
      responsibility. In addition, Pivotal shall pay Elite $750,000 upon attainment of certain milestones outlined in the agreement.

      In June 2001, the Company entered into two separate and distinct development and license agreements with another pharmaceutical company ("partner"). The Company is developing two drug compounds for the partner in exchange for certain payments and royalties. The Company also reserves the right to manufacture the compounds. The Company received $250,000 and $300,000, respectively, on these two agreements, which were earned during the year ended March 31, 2002. The Company is currently proceeding with the development and formulation for both products as specified in the development agreements. During the years ended March 31, 2004 and 2003, the Company earned revenues of $105,000 and $85,000, respectively, for additional development and formulation for both products.

      On September 13, 2002, the Company, entered into a manufacturing agreement with Ethypharm S.A. ("Ethypharm"). Under the terms of this agreement, the Company has initiated the manufacturing of a new prescription drug product for Ethypharm. The Company received an upfront manufacturing fee for the first phase of the technology transfer and billed an additional amount upon the completion of the first phase of manufacturing. The Company is entitled to receive additional fees in advance for the final phase of the manufacturing. In addition, if and when FDA approval is obtained and if requested by Ethypharm, the Company will manufacture commercial batches of the product on terms to be agreed upon. As of March 31, 2004, the Company billed and earned revenues of $280,000 under this agreement, all if which was billed and earned during the year ended March 31, 2003, in accordance with the substantive milestone method of revenue recognition. Under this method, the milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event. Accordingly, the non-refundable milestone payments are recognized in full when the milestone is achieved. In addition to milestone payments, the Company billed and recognized $75,000 in additional revenues as a result of the manufacturing and delivery of additional batches during the year ended March 31, 2003.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)

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

      PRIVATE PLACEMENT OFFERINGS

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

      In a private placement offering concluded in December 2003 the Company sold 1,645,000 shares of Common Stock for aggregate proceeds of $3,290,000. It paid a cash commission of $75,000 to the Placement Agent and issued to the agent and its associates five year warrants to purchase 50,000 shares of Common Stock at a price of $2.00 per share. The Company granted to the purchasers and the Placement Agent piggyback registration rights.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)
                  (CONTINUED)

      PREFERRED STOCK (CONTINUED)

      The Series A Preferred Stock accrued a dividend of 7% per annum, compounded annually and payable in shares of Series A Preferred Stock. Dividends accrued and compounded annually beginning on October 16, 2001. As of September 30, 2002 (the termination date of the Joint Venture), the Company had accrued dividends of $1,740,973 on the Series A Preferred Stock. During the year ended March 31, 2003, the Company issued preferred stock to satisfy accrued dividends.

      On October 17, 2000, the Company authorized 7,250,000 shares of newly created Series B Preferred Stock of which 4,806,000 was designated for issuance to Elan for a total consideration of $4,806,000. These shares were issuable from time to time to fund the Company's 80.1% portion of capital contributions to ERL and for funding of the research and development activities for ERL.

      The Series B Preferred Stock accrued a dividend of 7% per annum of the original issue price, compounded on each succeeding twelve month anniversary of the first issuance and payable solely by the issuance of additional shares of Series B Preferred Stock, at a price per share equal to the original issue price. Dividends were accrued and compounded commencing one year after issuance. As of September 30, 2002 (the termination date of the joint venture), the Company had accrued dividends of $14,000 on the Series B Preferred Stock. During the year ended March 31, 2003, the Company issued preferred stock to satisfy accrued dividends.

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

      JOINT-VENTURE TERMINATION

      In addition to the issuance of shares as described above, on October 17, 2000 the Company issued to Elan 100,000 warrants to purchase the Company's common stock at an exercise price of $18 per share. The warrants are exercisable at any time on or before October 17, 2005. Subject to a Termination Agreement between the Company and Elan dated September 30, 2002, the Company acquired Elan's 19.9% interest in ERL, and Elan transferred its warrants and its 12,015 shares of Series A Preferred Stock to a third party along with accrued dividends of 1,741 shares. On November 6, 2002, under a transfer and assignment among the Company, Elan and a third party purchaser, all 13,756 shares of Series A Preferred Stock have been converted, according to their terms, into 764,221 shares of the Company's common stock using the $18 per share price. Elan retained 409,165 shares of the Company's common stock and 773,000 shares of Series B Preferred Stock, the latter of which was converted into 52,089 shares of the Company's common stock. Both of the Series A and Series B preferred stock were converted into the Company's common stock in accordance with their terms. The warrants remain unexercised at March 31, 2004.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)
                  (CONTINUED)

      JOINT-VENTURE TERMINATION (CONTINUED)

      For the period of one year after the issuance of the above shares of common stock, Elan and the third party purchaser have the right to require registration under the Securities Act of 1933, as amended ("the Securities Act") of all or part of these securities. All registration expenses would be borne by the requesting party. Elan and the third party purchaser also have the right to piggyback registration if at any time the Company proposes to register shares of its common stock under the Securities Act.

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

      A summary of warrant activity for the fiscal years indicated below were as follows:

                                                   2004           2003           2002
                                                   ----           ----           ----
Beginning balance                                 733,752      2,669,477      2,983,928
Warrants issued                                   200,000             --             --
Warrants issued pursuant to Placement Agent
          Agreement                                50,000          8,136          2,260
Placement Agent Warrants Exercised                     --       (158,652)       (24,408)
Class C Warrants                                1,723,237             --             --
Warrants exercised or expired                     (52,750)    (1,829,957)      (298,179)
                                               ----------     ----------     ----------

Ending balance                                  2,654,239        733,752      2,669,477
                                               ==========     ==========     ==========

      CLASS A WARRANT EXCHANGE OFFER

      On October 23, 2002, the Company entered into a Settlement Agreement with various parties in order to end a Consent Solicitation and various litigation initiated by the Company. The Agreement provided, among other things, an agreement to commence an exchange offer (the "Exchange Offer") whereby holders of the Company's Class A Warrants which expired on November 30, 2002 (the "Old Warrants") had the opportunity to exchange those warrants for new warrants (The "New Warrants") upon payment to the Company of $0.10 per share of common stock issuable upon the exercise of the old warrants. In September 2003 the Company issued New Warrants to the record holders as of November 30, 2002 of the Old Warrants without requiring any cash payment.

      Each New Warrant is exercisable for the same number of shares of common stock as the Old Warrants at an exercise price of $5.00 per share, and expires on November 30, 2005. The New Warrants are not transferable except pursuant to operation of law.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)
                  (CONTINUED)

      CLASS A WARRANT EXCHANGE OFFER (CONTINUED)

      During the year ending March 31, 2003, the Company expensed $242,338 relating to the Exchange Offer, which represents the fair value of the New Warrants,. The per share weighted-average fair value of each warrant on the date of grant was $1.10 using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 73.77%; risk-free interest rate of 2.88%; and expected lives of 3 years. The elimination of the $0.10 per share fee resulted in an additional charge of $172,324 during the year ended March 31, 2004.

      For the year ended March 31, 2003 the Company incurred legal fees and other costs amounting to approximately $100,000, in connection with the Exchange Offer, which has been charged to additional paid-in capital.

NOTE 11 - STOCK OPTION PLANS

      Under various plans, the Company may grant stock options to officers, selected employees, as well as members of the board of directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company's common stock at the date of grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant. Transactions under the various stock option and incentive plans for the years indicated were as follows:

                                    2004                            2003                            2002
                                          AVERAGE                        AVERAGE                          AVERAGE
                                          WEIGHTED                       WEIGHTED                         WEIGHTED
                                          EXERCISE                       EXERCISE                         EXERCISE
                           OPTIONS          PRICE          OPTIONS         PRICE          OPTIONS          PRICE
                           -------          -----          -------         -----          -------          -----
Outstanding at
beginning of year         2,266,850         $5.74         2,056,850        $5.82         2,009,064         $5.64
Granted                   1,024,000          2.23           210,000         5.00           113,000          9.22
Exercised                   (15,000)         2.00                --           --           (20,000)         6.00
Expired                    (858,800)         7.38                --           --           (25,000)         7.80
Purchased for
retirement                       --            --                --           --           (20,214)         4.00
                         ----------         -----        ----------        -----        ----------         -----
Outstanding at
end of year               2,417,050         $3.70         2,266,850        $5.74         2,056,850         $5.82
                         ==========         =====        ==========        =====        ==========         =====

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 11 - STOCK OPTION PLANS (CONTINUED)

      The following table summarizes information about stock options outstanding at March 31, 2004:

                                              WEIGHTED AVERAGE    WEIGHTED-                        WEIGHTED
                                                 REMAINING         AVERAGE                         AVERAGE
         RANGE OF              OPTIONS          CONTRACTUAL       EXERCISE          OPTIONS       EXERCISABLE
      EXERCISE PRICE         OUTSTANDING        LIFE (YEARS)        PRICE         EXERCISABLE        PRICE
      --------------         -----------        ------------        -----         -----------        -----
      $1.00 -- $2.00            503,750             1.40           $ 1.70            503,750        $ 1.70

       2.01 -- 4.00           1,209,000             5.47             2.20            810,000          2.20

        4.01 - 6.00             311,000             8.15             5.55            156,000          5.55

        6.01 - 8.00              60,300             6.75             6.50             60,300          6.50

       8.01 - 10.00             333,000             6.27            10.00            122,000         10.00
      -------------          ----------            -----           ------         ----------        ------
      $1.00 - 10.00           2,417,050             5.11           $ 3.10          1,652,080        $ 3.10
      -------------          ----------            -----           ------         ----------        ------

      The per share weighted-average fair value of each option granted during fiscal 2004, 2003 and 2002 ranged from $1.03 to $2.68, $1.28, and $8.38, respectively, on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions; no dividend yield; expected volatility ranging from 75.47% to 77.97%, 75.40%, and 76.69% for fiscal years 2004, 2003, and 2002, respectively; risk-free interest rate of 4.0% in 2004, 4.0% in 2003 and rates ranging from 4.55% to 4.875% in 2002, and expected lives ranging from five to ten years.

NOTE 12 - MAJOR CUSTOMERS

      For the years ended March 31, revenues from major customers are as follows:

                                       2004              2003              2002
                                       ----              ----              ----

      Customer A                         --             29.79%            50.19%
      Customer B                         --             56.32%               --
      Customer C                      40.70%            13.49%               --
      Customer D                      59.30%               --                --

      Customer A represents ERL, a joint-venture until September 30, 2002, when it became a wholly-owned subsidiary of the Company, as further discussed in Note 7. Revenues after September 30, 2002, are eliminated in consolidation.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002

NOTE 13 - SUBSEQUENT EVENTS

      On April 21, 2004, the Company settled the litigation between Dr. Atul Mehta, its former president and chief executive officer of the Company. Under the settlement agreement, Dr. Mehta relinquished any rights to the Company's patents and intellectual properties and agreed to certain non-disclosure and certain limited non-competition covenants. The Company agreed to pay Dr. Mehta $400,000 and certain expense reimbursements in accordance with the settlement agreement, and received a short term option for the Company or its designees to acquire all of the shares of the common stock of the Company held by Dr. Mehta and his affiliates at $2.00 per share. The Company paid $100,000 into escrow which will be released to Dr. Mehta if the Company option is not exercised within 90 days. As part of the settlement, the Company extended expiration dates of certain options to purchase 770,000 shares of Common Stock held by Dr. Mehta and also provided him with certain "piggyback" registration rights with respect to shares underlying his options.

      On May 10, 2004, Elite Labs entered into an agreement with Purdue Pharma L.P. ("Purdue") through which Purdue was granted the exclusive right to evaluate certain abuse resistance drug formulation technology of the Company and an exclusive option to negotiate a license to develop and commercialize oxycodone products under the Company's technology. The
      Company's proprietary abuse resistance technology is designed to discourage and reduce abuse of narcotic analgesic medications by making the products more difficult to abuse when crushed, damaged or otherwise manipulated.

      On May 14, 2004, the Company's Board of Directors appointed Bernard Berk, its Chief Executive Officer and President, to the additional position of Chairman of the Board of Directors.

      On June 22, 2004 the Company's stockholders approved the 2004 Stock Option Plan providing for grants of incentive and nonqualified stock option with respect to 1,500,000 shares including shares which are to be subject to options to be granted to employees in replacement of outstanding options held by them. The stockholders also ratified the amendments of terms of outstanding options and warrants including the repricing of options with respect to 420,000 shares which will result in a significant charge to earnings. A proposal to amend the Certificate of Incorporation of the Company to increase the authorized 25,000,000 shares of Common Stock to 65,000,000 shares of Common Stock and 5,000,000 shares of Preferred stock is to be considered at the adjourned meeting scheduled to be held on July 19, 2004.

      Elite Labs is currently negotiating an agreement with a financial institution to finance the purchase of certain machinery and equipment and to recast the outstanding balance due to a bank in the approximate amount of $212,000. Under the terms of the proposed agreement, Elite Labs is to borrow $612,000 payable in 36 monthly installments of $20,917, including principal plus interest at 14% per annum. The proposed agreement is to provide that the (i) loan will be secured by two pieces of equipment and the guaranty of the Company, (ii) restricted cash currently held as collateral under the note payable in the amount of $225,000 is to be released to the lender, of which $125,500 will be utilized to prepay the first six monthly payments under the loan and (iii) the balance will be held as a security deposit which is to be released if the Company raises certain proceeds from the sale of its securities or other licensing fees. No assurance can be given that the proposed agreement will be executed or if the agreement is executed that the agreement will provide the foregoing terms.