Form 10-Q
period 2004-06-30
ELITE PHARMACEUTICALS INC /DE/
filed 2004-08-13
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                  June 30, 2004
                                 -----------------------------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended ______________________ to ______________________


                        Commission File Number: 333-45241
--------------------------------------------------------------------------------

                           ELITE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                 22-3542636
-----------------------------------------   ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


165 Ludlow Avenue, Northvale, New Jersey                   07647
-----------------------------------------   ------------------------------------
(Address of principal executive offices)                 (Zip Code)



                                 (201) 750-2646
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                  Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of August 10, 2004: 12,104,426 (exclusive of 100,000 shares held in treasury).

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2004 (unaudited)
         and March 31, 2004                                                1 - 2

         Consolidated Statements of Operations for the three months
         ended June 30, 2004 and June 30, 2003 (unaudited)                   3

         Consolidated Statement of Changes in Stockholders' Equity
         for the three months ended June 30, 2004 (unaudited)                4

         Consolidated Statements of Cash Flows for the three months
         ended June 30, 2004 and June 30, 2003 (unaudited)                   5

         Notes to Financial Statements                                    6 - 13

Item 2.  Management's Discussion And Analysis of Financial
         Condition And Results Of Operations                             14 - 19

Item 3.  Quantitative And Qualitative Disclosures
         About Market Risk                                                  20

PART II  OTHER INFORMATION                                               20 - 21

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchase         20
           of Equity Securities

Item 4.  Submission of Matters to a Vote of Security Holders                21

Item 5.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        JUNE 30,       MARCH 31,
                                                          2004           2004
                                                      (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                           $  804,214     $2,104,869
   Accounts receivable                                    153,250        153,250
   Restricted cash                                        289,818        203,995
   Prepaid expenses and other current assets               97,747        137,892
                                                       ----------     ----------

       Total current assets                             1,345,029      2,600,006
                                                       ----------     ----------



PROPERTY AND EQUIPMENT, net of accumulated
   depreciation and amortization                        3,994,325      4,090,250
                                                       ----------     ----------



INTANGIBLE ASSETS - net of accumulated amortization        96,061        102,196
                                                       ----------     ----------


OTHER ASSETS:
   Deposit on equipment                                   399,647        398,580
   Restricted cash - debt service reserve                 300,000        300,000
   Restricted cash - note payable                         206,250        225,000
   EDA bond offering costs, net of accumulated
      amortization of  $63,758 and $60,458,
      respectively                                        134,102        137,402
                                                       ----------     ----------

       Total other assets                               1,039,999      1,060,982
                                                       ----------     ----------


       Total assets                                    $6,475,414     $7,853,434
                                                       ==========     ==========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      JUNE 30,       MARCH 31,
                                                        2004           2004
                                                    (Unaudited)

CURRENT LIABILITIES:
   Current portion - note payable                  $     75,000    $     75,000
   Current portion of EDA bonds                         150,000         150,000
   Accounts payable and accrued expenses                785,890       1,085,242
   Deferred revenue                                     150,000              --
                                                   ------------    ------------
      Total current liabilities                       1,160,890       1,310,242
                                                   ------------    ------------


LONG TERM LIABILITIES:
   Note payable - net of current portion                131,250         150,000
   EDA bonds - net of current portion                 2,345,000       2,345,000
                                                   ------------    ------------

       Total long-term liabilities                    2,476,250       2,495,000
                                                   ------------    ------------


       Total liabilities                              3,637,140       3,805,242
                                                   ------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value;
      Authorized - 25,000,000 shares
      Issued and outstanding -12,204,426 and
      12,204,426 shares, respectively                   122,044         122,044
   Additional paid-in capital                        39,965,504      39,338,140

   Accumulated deficit                              (36,942,433)    (35,105,151)
                                                   ------------    ------------
                                                      3,145,115       4,355,033
   Treasury stock, at cost (100,000 shares)            (306,841)       (306,841)
                                                   ------------    ------------
      Total stockholders' equity                      2,838,274       4,048,192
                                                   ------------    ------------

      Total liabilities and stockholder's equity   $  6,475,414    $  7,853,434
                                                   ============    ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                       2004             2003
                                                   (Unaudited)      (Unaudited)
                                                   ------------    ------------

REVENUES                                           $         --    $         --
                                                   ------------    ------------

COST OF OPERATIONS:
   Research and development                             646,229         487,482
   General and administrative                           408,572         413,556
   Depreciation and amortization                        105,360          89,610
                                                   ------------    ------------
                                                      1,160,161         990,648
                                                   ------------    ------------

LOSS FROM OPERATIONS                                 (1,160,161)       (990,648)
                                                   ------------    ------------

OTHER INCOME (EXPENSES):
   Interest income                                        3,044           5,385
   Interest expense                                     (51,801)        (53,508)
   Charge relating to issuance of stock options        (229,632)     (1,002,483)
   Charge relating to repricing of stock options       (397,732)             --
                                                   ------------    ------------
                                                       (676,121)     (1,050,606)
                                                   ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES               (1,836,282)     (2,041,254)
                                                   ------------    ------------

PROVISION FOR INCOME TAXES                                1,000              --
                                                   ------------    ------------

NET LOSS                                           $ (1,837,282)   $ (2,041,254)
                                                   ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE            $       (.15)   $       (.19)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                         12,204,426      10,544,426
                                                   ============    ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                           ADDITIONAL
                                                       COMMON STOCK          PAID-IN       TREASURY      ACCUMULATED   STOCKHOLDERS'
                                                    SHARES       AMOUNT      CAPITAL         STOCK         DEFICIT        EQUITY
                                                 -----------  -----------  ------------   ------------   ------------  -------------
BALANCE AT MARCH 31, 2004 (Audited)               12,204,426  $   122,044  $ 39,338,140   $   (306,841)  $(35,105,151)  $ 4,048,192

Three months ended June 30, 2004 (unaudited)

Charge related to issuance of stock options               --           --       229,632             --             --       229,632

Charge related to repricing of stock options              --           --       397,732             --             --       397,732

Net loss for three months ended June 30, 2004             --           --            --             --     (1,837,282)   (1,837,282)
                                                 -----------  -----------  ------------   ------------   ------------   -----------
BALANCE AT JUNE 30, 2004 (Unaudited)              12,204,426  $   122,044  $ 39,965,504   $   (306,841)  $(36,942,433)  $ 2,838,274
                                                 ===========  ===========  ============   ============   ============   ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                      -------------------------
                                                         2004          2003
                                                      -----------   -----------
                                                      (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $(1,837,282)  $(2,041,254)
   Adjustments to reconcile net loss to cash used
      in operating activities:
      Depreciation and amortization                       105,360        89,610
      Charge related to issuance of stock options         229,632     1,002,483
      Charge related to repricing of stock options        397,732            --
      Changes in assets and liabilities:
         Accounts and accrued interest receivable              --         4,681
         Prepaid expenses and other current assets         40,145        47,059
         Accounts payable, accrued expenses and
            other current liabilities
                                                         (299,352)       49,310
         Deferred revenue                                 150,000            --
                                                      -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES                  (1,213,765)     (848,111)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposit on equipment                                    (1,067)           --
   Restricted cash                                        (67,073)      (86,138)
                                                      -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                     (68,140)      (86,138)
                                                      -----------   -----------

CASH FLOWS FROM  FINANCING ACTIVITIES:
   Principal bank note payments                           (18,750)      (18,750)
                                                      -----------   -----------

NET CASH USED IN FINANCING ACTIVITIES                     (18,750)      (18,750)
                                                      -----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                (1,300,655)     (952,999)

CASH AND CASH EQUIVALENTS - beginning of period         2,104,869     3,264,081
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS - end of period             $   804,214   $ 2,311,082
                                                      -----------   -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                             $     3,461   $     4,156
   Cash paid for income taxes                               1,000            --


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1  -  BASIS OF PRESENTATION

           The information in this Form 10-Q Report includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the "Company") including its wholly-owned subsidiary, Elite Laboratories, Inc. ("Elite Labs"), for the three months ended June 30, 2004 and 2003 and its wholly-owned subsidiary, Elite Research, Inc. ("ERI"), for the three months ended June 30, 2004 and June 30, 2003. On September 30, 2002, the "Company" acquired from Elan Corporation, plc and Elan International Services, Ltd.
           (together "Elan"), Elan's 19.9% interest in Elite Research Ltd. ("ERL), a joint venture formed between the Company and Elan in which the Company's interest originally was 80.1%. On December 31, 2002, the Company entered into an agreement of merger whereby ERL (a Bermuda corporation) was merged into a new Delaware Corporation, ERI, a wholly owned subsidiary of the Company. As a result of the merger, ERI became the owner of all of the assets and liabilities of ERL. The merger was accounted for as a tax-free reorganization. As of June 30, 2004, the financial statements of all entities are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

           The financial results for the interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.

           The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004. There have been no changes in significant accounting policies since March 31, 2004.

           The Company does not anticipate being profitable for fiscal year 2005; therefore a current provision for income tax was not established for the three months ended June 30, 2004. Only the minimum corporation tax liability required for state purposes is reflected.

NOTE 2  -  STOCKHOLDERS' EQUITY

           PRIVATE PLACEMENT

           The Company was successful in its completion in December 2003 of a private placement of 1,645,000 shares of its common stock at $2.00 per share, increasing the Company's outstanding shares to 12,104,426, exclusive of 100,000 treasury shares. The offering was exempt from registration pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. In connection with the offering, the Company paid a cash commission of $75,000 to First Montauk Group Inc., as selling agent and issued to the agent a five year warrant to purchase 50,000 shares of Company's common stock at a price of $2.00 per share. Legal fees approximating $36,000 were also incurred in connection with this private placement.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


NOTE 2  -  STOCKHOLDERS' EQUITY (Continued)

           TREASURY STOCK TRANSACTIONS

           As of June 30, 2004, the Company had purchased prior to March 31, 2003, in the open market, 100,000 shares of common stock for a total consideration of $306,841 pursuant to the authorization by the Board of Directors on June 27,2002.

           WARRANTS AND OPTIONS

           In June 2004, the stockholders of the Company approved the adoption by the Board of Directors of the Company's 2004 Stock Option Plan (the "2004 Plan"). The Plan reserves 1,500,000 shares of Common Stock for grant by the Board of Directors of incentive or nonqualified stock options to officers, employees, or directors of and consultants to the Company.

           At June 30, 2004, Elite had outstanding 2,537,050 options with exercise prices ranging from $1.00 to $10.00 and 2,654,239 warrants with exercise prices ranging from $2.00 to $5.00; each option and warrant representing the right to purchase one share of common stock.

           On June 22, 2004, the Company granted 120,000 options to Directors and 123,300 options to employees to purchase an aggregate of 243,300 shares of Common Stock at a price of $2.34 per share under its 2004 Stock Option Plan, which was approved on that date by the stockholders. The options granted to employees were in replacement of previously granted options containing exercise prices greater than
           $2.34 per share. On the same date the stockholders approved amendments made previously by the Board of Directors to outstanding warrants and options including the repricing of options to purchase 420,000 shares of which options to purchase 330,000 shares were held by Directors of the Company. Accordingly, during the three months ended June 30, 2004 options with respect to an aggregate of 543,300 options were repriced (treating the options granted in lieu of outstanding options as repriced options). The options have exercise prices between $2.21 and $2.34 per share. 162,300 options are vested and 381,000 options are in various stages of three year vesting periods. The options expire ten years from date of issuance. The per share weighted-average fair value of options repriced during the three months ended June 30, 2004, ranged from $1.51 - $1.91 using the Black-Scholes options pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 76.69%; risk-free interest rate of 4.0%; and expected lives of ten years. The Company has taken a charge of $397,732 for the three months ended June 30, 2004 which represents the fair value of the options vested, utilizing the Black-Scholes options pricing model on each grant date.

           The 120,000 options granted under the 2004 Plan to members of the Board of Directors expire ten years from the date of issuance; have an exercise price of $2.34 per share and are fully vested. The per share weighted-average fair value of the options amounted to $1.91 using the Black-Scholes options pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 76.69%; risk free interest rate of 4.0%; and expected lives of ten years. The Company has taken a charge of $229,632 for the three-months ended June 30, 2004, which represents the fair value of the vested options, utilizing the Black-Scholes options pricing model on the grant date.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 2  -  STOCKHOLDERS' EQUITY (Continued)

           WARRANTS AND OPTIONS (Continued)

           The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period presented:

                                                      THREE MONTHS ENDED JUNE
                                                        2004            2003
                                                    -----------     -----------

           Net loss as reported                     $(1,837,282)    $(2,041,254)

           Add: Stock-based compensation
           expense included in reported net loss,
           net of related tax effects                   627,364       1,002,483

           Deduct: Total stock-based
           compensation expense determined
           under fair value method for all awards
           net of related tax effects                  (641,121)     (1,222,686)
                                                    -----------     -----------

           Pro-forma net loss                        (1,851,039)     (2,261,457)

           Loss per share as reported                     (0.15)          (0.19)
           Pro-forma loss per share                       (0.15)          (0.21)

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

           Each New Warrants is exercisable for the same number of shares of common stock as the Old Warrants at an exercise price of $5.00 per share, and expires on November 30, 2005. The New Warrants are not transferable except pursuant to operation of law.

           During the year ended March 31, 2003, the Company expensed $242,338 relating to the Exchange Offer, which represents the fair value of the New Warrants,. The per share weighted-average fair value of each warrant on the date of grant was $1.10 using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 73.77%; risk-free interest rate of 2.88%; and expected lives of 3 years. The elimination of the $0.10 per share fee resulted in an additional charge of $172,324 during the year ended March 31, 2004.

           For the year ended March 31, 2003 the Company incurred legal fees and other costs amounting to approximately $100,000, in connection with the Exchange Offer, which has been charged to additional paid-in capital.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
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

           On April 21, 2004, the Company settled the litigation. Under the settlement agreement, Mehta relinquished any rights to the Company's patents and intellectual properties and agreed to certain non-disclosure and certain limited non-competition covenants. The Company paid Mehta $400,000 and certain expense reimbursements in accordance with the settlement agreement, and received a short-term option for the Company or its designees to acquire all of the shares of the common stock of the Company held by Mehta and his affiliates at $2.00 per share. The Company paid $100,000 into escrow which will be released to Mehta if the option is not exercised in full. See Note 4 for the release of the escrow to Mehta. As part of the settlement, the Company extended expiration dates of certain options to purchase 770,000 shares of common stock held by Mehta (including options to purchase 70,000 shares which had previously expired) and also provided him with certain "piggyback" registration rights with respect to shares underlying his options.

           REFERRAL AGREEMENT

           In January 2002, the Company entered into a Referral Agreement with one of its directors (Referring Party) whereby the Company will pay the Referring Party a fee based upon payments received by the Company from sales of products, development fees, licensing fees and royalties generated as a direct result of the Referring Party identifying customers for the Company. These amounts are to be reduced by the cost of goods sold directly incurred in the manufacturing or development of products as well as any direct expenses associated with these efforts. The Referral Agreement has no expiration date.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 3  -  COMMITMENTS AND CONTINGENCIES (Continued)

           REFERRAL AGREEMENT (Continued)

           The Company committed to pay the Referring Party a referral fee each year as follows:

              PERCENTAGE OF REFERRAL              REFERRAL BASE
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

           As of June 30, 2004, no payments were required to be made under this agreement.

           COLLABORATIVE AGREEMENTS

           Elite granted Purdue Pharma, L.P. ("Purdue") the right to evaluate certain abuse resistance drug formulation technology of the Company and an option to negotiate an exclusive license to develop and commercialize Oxycodone products under the Company's technology pursuant to which the Company received $150,000. This amount is reflected in the accompanying consolidated balance sheet as deferred revenue. See Note 4 for expiration of the option.

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

           Elite and Pivotal will bear costs in their respective areas of responsibility. In addition Pivotal is to pay Elite $750,000 upon attainment of certain milestones outlined in the agreement.

           In June 2001, the Company entered into two separate and distinct development and license agreements with another pharmaceutical company ("partner"). The Company is developing two drug compounds for the partner in exchange for certain payments and royalties. The
           Company also reserves the right to manufacture the compounds. The Company received $250,000 under one agreement and $300,000 under the other agreement, all of which were earned as of March 31, 2002. The Company is currently proceeding with development and formulation for both products as specified in the development agreements. There were no amounts earned in the three months ended June 30, 2003 or the three months ended June 30, 2004.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 3  -  COMMITMENTS AND CONTINGENCIES (Continued)

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

           The Company billed and earned revenues of $280,000, under the Ethypharm agreement, all of which was billed and earned during the year ended March 31, 2003, in accordance with the substantive milestone method of revenue recognition. Under this method, the milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event. Accordingly, the non-refundable milestone payments are recognized in full when the milestone is achieved. There were no amounts earned in the three month periods ended June 30, 2004 and 2003.

           In addition to milestone payments, the Company billed and recognized $75,000 in additional revenues as a result of the manufacturing and delivery of additional batches during the year ended March 31, 2003. No such revenues were earned in the three months ended June 30,2003 or the three months ended June 30, 2004.

           EMPLOYMENT AGREEMENT

           On July 23, 2003, the Company appointed Bernard Berk as its Chief Executive Officer and President and entered into an employment agreement with him. The initial term of this agreement is three years. Pursuant to the agreement:

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
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

           On May 14, 2004, the Company's Board of Directors appointed Bernard Berk to the position of Chairman of the Board of Directors.

           CONSULTING AGREEMENTS

           On July 3, 2003, the Company entered into an agreement with Leerink Swann & Company to provide a Valuation and a Fairness Opinion in order for the Company to complete a proposed acquisition for which the Company paid a non-refundable retainer fee of $50,000. If and when the Board of Directors requests a Fairness Opinion, Leerink's compensation is to be $50,000. No amounts were expensed in the three month periods ended June 30, 2004 and 2003

           The Company entered into one year consulting agreements with each of Saggi Capital Corp. and Bridge Ventures Inc. on November 4, 2003. The consultant's services will include, but not be limited to, advice with respect to overall strategic planning, financing opportunities, acquisition policy, commercial and investment banking relationships and stockholder matters.

           In consideration of the consultant's agreement to provide services, the Company agrees to pay each consultant $75,000 payable in monthly installments of $6,250 and to issue to each consultant a warrant to purchase 100,000 shares of the Company's common stock.

           On June 3, 2004, the Company agreed, subject to the approval of the Board of Directors, to engage D. H. Blair Investment Banking Corp. to provide consulting services and to issue in connection therewith a five year warrant to purchase 100,000 shares of Common Stock at a price of $2.50 per share.

           For the three months ended June 30, 2004, consulting expenses under these agreements amounted to an aggregate of $30,000. No consulting expense was incurred for the three months ended June 30, 2003.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 4  -  SUBSEQUENT EVENTS

           On July 6, 2004, the Company agreed to issue 26,500 shares of Common Stock and pay $10,000 per month to CEOcast, Inc. in consideration for the rendering for a six-month period of investor relation consulting services, including the distribution of the Company's press releases, the provision of related strategic advice and the inclusion of the Company on the consultant's website. The Company has agreed to provide the holder with "piggy-back" registration rights.

           On July 7, 2004, the Company repaid its bank note in the amount of $200,000 with proceeds generated from the surrender of a Certificate of Deposit which was included in restricted cash. Net proceeds after processing fees were deposited into the Company's operating account.

           On July 8, 2004, Elite Labs, to finance the purchase of certain machinery and equipment, borrowed $400,000 payable in 36 monthly installments of $13,671, including principal and interest at 14% per annum. The first four and the last three months of scheduled payments are being held by the lender and will be applied to the principal balance when due. The loan is secured by two pieces of equipment and the guaranty of the Company. In addition, designees of the lender received 50,000 warrants which vest immediately, to purchase an aggregate of 50,000 shares of the Company's common stock at $4.20 per share. If the loan is repaid within six months, the warrant holder(s)will forfeit 15,000 warrants, but the lender will be entitled to a $10,000 prepayment penalty. A charge for the cost of these warrants will be reflected in the quarter ending September 30, 2004.

           At the adjourned Annual Meeting of Stockholders held on July 21, 2004, the shareholders approved the adoption of an amendment to the Certificate of Incorporation increasing the number of authorized shares of capital stock from 25,000,000 of Common Stock to 65,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

           In July 2004, the Company's option granted under the Settlement Agreement to acquire all of the shares of its former CEO, Dr. Atul M. Mehta, expired unexercised and the $100,000 Company deposit was released to Mehta. (See Note 3).

           In August 2004 the option granted to Purdue Pharma L. P. to negotiate an exclusive license to develop and commercialize the Oxycodone products under the Company's technology patent expired unexercised (See Note 3).

           On August 9, 2004 the Company announced the termination of negotiations to acquire Nostrum Pharmaceuticals Inc. ("Nostrum"), a privately-held company engaged in the development of drug delivery products. The Company had announced in August 2003 the authorization by its Board of Directors of negotiations of an agreement to acquire Nosturm by means of a merger with a wholly-owned subsidiary of the Company in exchange for a substantial number of shares of Common Stock of the Company and options to purchase a substantial number of additional shares.

                           ELITE PHARMACEUTICALS, INC.
                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2003

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (the "10-K") and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

     Actual results could differ materially from those projected in the Company's forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for drug delivery products, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as "Risk Factors" in other filings by the Company with the SEC including the Annual Report on Form 10-K. Such factors may also cause substantial volatility in the market price of the Company's Common Stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

                           ELITE PHARMACEUTICALS, INC.
                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2003

                                   (CONTINUED)

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company's most critical accounting policies include the recognition of revenue upon completion of certain phases of projects under research and development contracts. Revenues from these contracts are recognized when management determines the Company has completed its obligation under each phase. The Company also assesses a need for an allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Management estimates its net operating losses will probably not be utilized in the near future, and has not recognized a tax benefit from this deferred tax asset. If management anticipated being profitable, a deferred tax benefit would be recognized and such estimate would increase net income and earnings per share accordingly. The Company assesses the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Management estimates the Company's patents and property and equipment are not impaired. If these assets were considered impaired, the Company would recognize an impairment loss which would increase the Company's net loss and net loss per share accordingly. The Company assesses its exposure to current commitments and contingencies by advice of counsel. It should be noted that actual results may differ from these estimates under different assumptions or conditions.

     During the fiscal year ended March 31, 2003, the Company elected to prospectively recognize the fair value of stock options granted to employees and members of the Board of Directors, effective as of the beginning of the fiscal year. The prospective method allowed by the Financial Accounting Standards Board effects the Company's results of operations for the three month periods ended June 30, 2004 and 2003 as options were granted or repriced during these periods which either vested immediately or vest over three to five years. The Company does not know the future effect of options and warrants which may be granted to employees and members of the Board of Directors. The Financial Accounting Standards Board provided three transition alternatives for recognizing stock-based compensation cost using the fair value method. If management did not elect the prospective method during the three month periods ended June 30, 2004 and 2003, net loss and net loss per share would have been decreased. However, the two other methods would have required either greater compensation cost to be recognized as an expense or retroactive restatement of previously reported net loss.

RESULTS OF CONSOLIDATED OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

     As a result of inadequate funds to conduct significant research and development and the resignations in June 2003 of the Company's principal scientific officers, the Company was unable to generate revenues under its existing customer contracts or to secure revenues from other sources during the three months ended June 30, 2004 and June 30, 2003.

                           ELITE PHARMACEUTICALS, INC.
                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2003

                                   (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003 (continued)

     General and administrative expenses for the three months ended June 30, 2004 were $408,572, a decrease of $4,984 or 1.2% from the comparable period of the prior year. The decrease in general and administrative expenses was substantially due to the reduction of operating economics.

     Research and development costs for the three months ended June 30, 2004 were $646,229, an increase of $158,747 or 32.6% from the comparable period of the prior year, which was substantially due to increases in consulting fees, lab supplies and raw materials.

     The decrease of $374,485 in other income (expense) for the three months ended June 30, 2004 from $1,050,606 for the three months ended June 30,2003 was primarily the result of reduction in charges related to the issuance of stock options partially offset by the $397,732 charge related to repricing of stock options.

     The Company's net loss for the three months ended June 30, 2004 was $1,837,282 compared to $2,041,254 for the comparable period of the prior year. The decrease in the net loss was primarily due to the reduction of other income (expense) described above.

MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company's working capital (total current assets less total current liabilities), which was $1,289,764 as of March 31, 2004, decreased to $184,139 as of June 30, 2004. The decrease in working capital is primarily due to the $1,837,282 net loss from operations.

     The Company experienced negative cash flow from operations of $1,213,765 for the three months ended June 30, 2004, primarily due to the Company's net loss from operations offset by non-cash charges of $732,724, which included, but were not limited to, the charges of $397,732 in connection with the repricing of stock options and $229,632 in connection with the issuance of stock options.

     The Company recently completed a Good Manufacturing Practices ("GMP") batch for a product currently licensed with a pharmaceutical company under a development and license agreement entered into June 2001. The Company received $30,000 in November 2003 under the Agreement and expects to complete two additional GMP batches in the near future under the terms of the licensing agreement. The Company expects to manufacture the product with revenues projected to be generated in the second quarter of its fiscal year ending March 31, 2005. The Company also projects the earning of additional milestone payments under the Agreement subject to completion of the GMP batches.

                           ELITE PHARMACEUTICALS, INC.
                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2003

                                   (CONTINUED)


MATERIAL CHANGES IN FINANCIAL CONDITION (Continued)

     The Company recently entered into an Agreement with Pivotal Development, L.L.C. Under the Agreement, the Company is to receive an aggregate of $750,000 upon attaining certain milestones. The Company anticipates that some of the milestones will be achieved starting in the quarter ended September 30, 2004.

     No assurance can be given that the Company will consummate any of the transactions discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended June 30, 2004, the Company's  operations did not
generate   positive  cash  flow.  As  of  June  30,  2004,   the  Company's  had
approximately $804,000 of cash and cash equivalents.

     For the three months ended June 30, 2004, the Company recorded negative cash flow and financed its operations primarily through utilization of its existing cash. The Company had working capital of approximately $.2 million at June 30, 2004 compared with approximately $2.0 million at June 30, 2003. Cash and cash equivalents at June 30, 2004 were $.8 million, a decrease of $1.5 million from the $2.3 million at June 30, 2003.

     Net cash used in operating activities was $1,213,765 during the three months ended June 30, 2004, compared to $848,111 for the three months ended June 30, 2003. Net cash used in operating activities during the three months ended June 30, 2004 included the Company's net loss of $1,837,282 offset in part by non-cash charges of $732,724 consisting of $627,364 in stock option charges, and $105,360 in depreciation expense. A decrease in accrued expenses, which results from payment of litigation settlement in an amount below the accrued amount also contributed to the Company's cash used in operating activities for the three months ended June 30, 2004. Net cash used in operating activities during the three months ended June 30, 2003 resulted primarily from a net loss of $2,041,254, offset in part by certain non-cash expenses consisting of, but not limited to depreciation expense of $89,610 and charges related to issuance of stock options of $1,002,843.

     Investing activities used net cash of $68,140 and $86,138, respectively, during the three months ended June 30, 2004 and June 30, 2003, which resulted primarily from an increase in restricted cash.

                           ELITE PHARMACEUTICALS, INC.

                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2003

                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

     Financing activities utilized net cash of $18,750 during the three months ended June 30, 2004 and June 30, 2003 to repay indebtedness.

     There were no revenues generated for the three months ended June 30, 2004. In order to conserve cash for the next twelve months, the Company intends to reduce costs by continuing the reduction of the number of products under active development to six.

     The Company did not make any capital expenditures during either of the three month periods ended June 30, 2004 and June 30, 2003.

     The Company anticipates that its capital expenditures for the 12 months ending June 30, 2005 will be limited to expenditures that can be funded entirely by development contracts that include provisions for such funding. Management estimates the Company has sufficient cash to allow it to continue for the 12 months ended June 30, 2005. The Company may seek additional funds through additional debt or equity. No assurance can be given that any offering will be concluded or that if concluded the proceeds will be material.

     The Company had outstanding, as of June 30, 2004, $2,495,000 in aggregate amount of bonds. The bonds bear interest at a rate of 7.75% per annum and are due on various dates between 2005 and thereafter. The bonds are secured by a first lien on the Company's facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the refinancing of the land and building the Company currently owns, the purchase of certain manufacturing equipment and related building improvements and the maintenance of a $300,000 debt service reserve. All of the restricted cash, other than the debt service reserve, is expected to be expended within twelve months and is therefore categorized as a current asset on the Company's consolidated balance sheet as of June 30, 2004. Pursuant to the terms of the bond indenture agreement pursuant to which the bonds were issued, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of June 30, 2004 the Company was in compliance with the covenants contained in the bond indenture agreement.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2003

                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

     On July 8, 2004, Elite Labs entered into a loan and financing agreement in order to finance the purchase of certain machinery and equipment. Elite Labs borrowed $400,000 payable in 36 monthly installments of $13,671,each, including principal and interest at 14% per annum. The first four and the last three months of scheduled payments are being held by the lender and will be applied to the principal balance when due. The loan is secured by two pieces of equipment and the guaranty of the Company. In addition, the Company issued to designees of the lender 50,000 warrants, which vest immediately, to purchase 50,000 shares of the Company's common stock at $4.20 per share. If the loan is repaid within six months, 15,000 warrants will be forfeited, but the lender will be entitled to a $10,000 prepayment penalty. A charge for the cost of these warrants will be reflected in the quarter ending September 30, 2004.

     The Company from time to time will consider potential strategic transactions including acquisitions, strategic alliances, joint ventures and licensing arrangements with other pharmaceutical companies. The Company retained an investment banking firm to assist with its efforts. There can be no assurance that any such transaction will be available or consummated in the future

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company had no investments in marketable securities as of June 30, 2004 or assets and liabilities which are denominated in a currency other than U.S. dollars or involve commodity price risks.

PART II.   OTHER INFORMATION

Item 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES

     Since March 31, 2004, the Company issued or granted the following warrants or options:

     On June 3, 2004, the Company agreed, subject to the approval of its Board of Directors, to grant five year warrants to purchase 100,000 shares of Common Stock at a price of $2.50 per share to D. H. Blair Investment Banking Corp. as consideration for financial consulting services.

     On June 22, 2004, the Company granted under its 2004 Stock Option Plan ten year options to purchase at a price of $2.34 per share an aggregate of 243,300 shares of Common Stock, of which options to purchase 30,000 shares were granted to each of the Company's Directors, Messrs. Harmon Aronson, Bernard Berk, John
A. Moore and Eric L. Sichel and options to purchase an aggregate of 123,300 share were granted to 14 employees upon their surrender of previously granted options to purchase a like number of shares containing an exercise price greater than $2.34 per share.

     On July 6, 2004, the Company agreed to issue 26,500 shares of Common Stock to CEOcast, Inc. in partial consideration for the rendering for a six-month period of investor relation consulting services and provide the holder with "piggy-back" registration rights.

     On July 7, 2004, the Company issued three year warrants to purchase an aggregate of 50,000 shares of Common Stock at a price of $4.20 per share to designees of the lender in connection with the refinancing of the outstanding equipment loan, with the provision that warrants to purchase 15,000 shares will be cancelled in the event of the repayment in full of the new loan within six months, in which event the Company is to pay $10,000 to the lender as a prepayment penalty.

     On July 20, 2004, the Company issued to Jason Lyons five-year warrants to purchase 50,000 shares of Common Stock at a price of $3.00 per share in consideration of his agreement to render financial consulting services.

     The Company intends to register under the Securities Act of 1933, as amended (the "Act") the shares subject to the options granted under the 2004 Stock Option Plan.

     CEOcast, Inc. and each of the warrant holders has agreed that no transfer of the shares, warrants or any shares issuable upon exercise of the warrants will be made unless such transfer is registered under the Act or exempt from registration under the Act.

     In the opinion of the Company, the issuance of the foregoing shares of Common Stock, warrants and the offering of the shares of Common Stock subject to the warrant were exempt from registration under the Act by virtue of Section 4(2) of the Act.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Stockholders at Registrant's Annual Meeting of Stockholders held on June 22, 2004 took the following actions:

     1.   Elected its four Directors.

                                              FOR                   WITHHELD
                                          ----------               ---------
               Bernard Berk                9,675,884               1,481,900
               Harmon Aronson              9,676,384               1,481,900
               John A. Moore               9,674,884               1,482,900
               Eric L. Sichel             10,927,778                 115,000

     2. Approved the adoption of the Company's 2004 Stock Option Plan by a vote of 4,188,929 shares for, 561,691 shares against, and 1,526,844 shares abstaining.

     3. Approved the proposal to ratify amendments of options and warrants described in the related proxy statement by a vote of 4,520,229 shares for, 1,695,665 shares against and 61,570 shares abstaining.

     4. Approved the proposal to ratify the sale at $2.00 per share in a private placement consummated in December 2003 of 50,000 shares of Common Stock to Edson Moore Healthcare Ventures, Inc., of which John
          A. Moore, a Director, is President and a principal stockholder and 20,000 shares of Common Stock to Eric L. Sichel, a Director, and Dana Lerna, as co-tenants by a vote of 3,512,449 shares for, 576,898 shares against and 1,638,117 shares abstaining.

          At the adjourned Annual Meeting held on July 21, 2004, the stockholders approved the adoption by the Board of Directors of an amendment to the Company's Certificate of Incorporation increasing the authorized capital stock to 65,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, all with the par value of $.01 per share, by a vote of 6,052,807 shares for, 102,745 share against and 1,494,994 shares abstaining.


Item 5.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:

                  3.1 Amendment to Certificate of Incorporation approved in July 2004 increasing authorized shares of capital stock.

                  10.1 2004 Stock Option Plan incorporated by reference to Exhibit A to Schedule 14A with respect to Annual Meeting of Stockholders held on June 22, 2004.

                  10.2  Form of Warrant issued to Jason Lyons.

                  10.3 Form of Warrant issued to designees of lender with respect to financing of equipment loan.

                  31.1  Certification  of Chief  Executive  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2  Certification  of Chief  Financial  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1  Certification  of Chief  Executive  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2  Certification  by Chief  Financial  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)    Reports on Form 8-K.

                   Since March 31, 2004 Registrant filed current reports on Form 8-K, each such report containing information under items 5 and 7, on April 2, 2004, April 16, 2004, May 4, 2004, May 10,
                   2004, May 17, 2004, July 29, 2004,  August 5, 2004 and August
                   9, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ELITE PHARMACEUTICALS, INC.


Date:    August 13, 2004            By: /s/Bernard Berk
                                    ----------------------------
                                    Bernard Berk
                                    Chief Executive Officer
                                     (Principal Executive Officer)


Date:    August 13, 2004            By:  /s/Mark I. Gittelman
                                    ----------------------------
                                    Mark I. Gittelman
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)