Form 10-Q
period 2004-09-30
ELITE PHARMACEUTICALS INC /DE/
filed 2004-11-12
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  SEPTEMBER 30, 2004
                                 -----------------------------------------------

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period ended                        to


                        COMMISSION FILE NUMBER: 333-45241

                           ELITE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                         22-3542636
----------------------------------                        ----------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


165 LUDLOW AVENUE, NORTHVALE, NEW JERSEY                    07647
-----------------------------------------         ------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of November 10, 2004: 12,130,926 (exclusive of 100,000 shares held in treasury).

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets as of September 30, 2004
           (unaudited) and March 31, 2004                                 1 - 2

           Consolidated Statements of Operations for the
           three and six months ended September 30, 2004 and
           September 30, 2003 (unaudited)                                   3

           Consolidated Statement of Changes in Stockholders' Equity
           for the six months ended September 30, 2004 (unaudited)          4

           Consolidated Statements of Cash Flows for the six months
           ended September 30, 2004 and September 30, 2003 (unaudited)      5

           Notes to Financial Statements                                  6 - 13

Item 2.  Management's Discussion And Analysis of Financial
         Condition And Results Of Operations                             14 - 19

Item 3.  Quantitative And Qualitative Disclosures
         About Market Risk                                                 20

PART II  OTHER INFORMATION                                               20 - 21

Item 2.  Unregistered Equity Securities and Use of Proceeds

Item 6.  Exhibits

SIGNATURES                                                                 22

EXHIBITS

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     SEPTEMBER 30,    MARCH 31,
                                                         2004            2004
                                                      (Unaudited)

CURRENT ASSETS:
       Cash and cash equivalents                      $   154,373    $ 2,104,869
       Accounts receivable                                153,250        153,250
       Restricted cash                                     29,534        203,995
       Prepaid expenses and other current assets          143,257        137,892
                                                      -----------    -----------

           Total current assets                           480,414      2,600,006
                                                      -----------    -----------

PROPERTY AND EQUIPMENT, net of accumulated
       depreciation and amortization                    4,283,056      4,090,250
                                                      -----------    -----------

INTANGIBLE ASSETS - net of accumulated amortization        89,926        102,196
                                                      -----------    -----------


OTHER ASSETS:
       Deferred lease payments                             41,013             --
       Deposit on equipment                                    --        398,580
       Restricted cash - debt service reserve             300,000        300,000
       Restricted cash - note payable                          --        225,000
       EDA bond offering costs, net of
           accumulated amortization of
           $63,758 and $60,458, respectively              130,802        137,402
                                                      -----------    -----------

           Total other assets                             471,815      1,060,982
                                                      -----------    -----------

           Total assets                               $ 5,325,211    $ 7,853,434
                                                      ===========    ===========


















                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    SEPTEMBER 30,    MARCH 31,
                                                        2004            2004
                                                    (Unaudited)

CURRENT LIABILITIES:
       Current portion - note payable               $    119,344    $    75,000
       Current portion of EDA bonds                      165,000        150,000
       Accounts payable and accrued expenses             946,142      1,085,242
                                                    ------------    -----------
           Total current liabilities                   1,230,486      1,310,242
                                                    ------------    -----------

LONG TERM LIABILITIES:
       Note payable - net of current portion             253,326        150,000
       EDA bonds - net of current portion              2,180,000      2,345,000
                                                    ------------    -----------
           Total long-term liabilities                 2,433,326      2,495,000
                                                    ------------    -----------

           Total liabilities                           3,663,812      3,805,242
                                                    ------------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock - 01 par value;
           Authorized - 5,000,000 and 0 shares at
           September 30, 2004 and March 31, 2004,
           respectively Issued and outstanding - 0
           shares at September 30, 2004 and March
           31, 2004

       Common stock - $.01 par value;
           Authorized - 65,000,000 and 25,000,000
           shares respectively at September 30,
           2004 and March 31, 2004 Issued and
           outstanding - 12,230,926 and 12,204,426
           shares, respectively                          122,309        122,044
       Additional paid-in capital                     40,315,493     39,338,140

       Accumulated deficit                           (38,469,562)   (35,105,151)
                                                    ------------    -----------
                                                       1,968,240      4,355,033
       Treasury stock, at cost (100,000 shares)         (306,841)      (306,841)
                                                    ------------    -----------
           Total stockholders' equity                  1,661,399      4,048,192
                                                    ------------    -----------

           Total liabilities and stockholders'
                 equity                             $  5,325,211    $ 7,853,434
                                                    ============    ===========











                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                             --------------                     -------------
                                                         2004              2003             2004              2003
                                                         -----             -----            -----             ----
                                                      (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
REVENUES                                               $   151,450       $        --      $   151,450      $        --
                                                       -----------       -----------      -----------      -----------

COST OF OPERATIONS:
       Research and development                            565,390           456,583        1,211,619          944,065
       General and administrative                          641,146           735,503        1,049,718        1,149,059
       Depreciation and amortization                       120,360            89,610          225,720          179,220
                                                       -----------       -----------      -----------      -----------
                                                         1,326,896         1,281,696        2,487,057        2,272,344
                                                       -----------       -----------      -----------      -----------

LOSS FROM OPERATIONS                                    (1,175,446)        (1281,696)      (2,335,607)      (2,272,344)
                                                       -----------       -----------      -----------      -----------

OTHER INCOME (EXPENSES):
       Interest income                                       2,667             4,800            5,711           10,185
       Interest expense                                    (62,396)          (54,176)        (114,197)        (107,684)
       Charge relating to issuance of stock options        (50,944)          (48,682)        (280,576)      (1,051,165)
       Charge relating to issuance of stock warrants      (241,010)               --         (241,010)              --
       Charge relating to repricing of stock options            --                --         (397,732)
       Charge relating to warrant exchange offer                --          (172,324)              --         (172,324)
                                                       -----------       -----------      -----------      -----------
                                                          (351,683)         (270,382)      (1,027,804)      (1,320,988)
                                                       -----------       -----------      -----------      -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (1,527,129)       (1,552,078)      (3,363,411)      (3,593,332)
                                                       -----------       -----------      -----------      -----------

PROVISION FOR INCOME TAXES                                      --             1,000            1,000            1,000
                                                       -----------       -----------      -----------      -----------

NET LOSS                                               $(1,527,129)      $(1,553,078)     $(3,364,411)     $(3,594,332)
                                                       ===========       ===========      ===========      ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                $      (.13)      $      (.15)     $      (.28)     $      (.34)
                                                       ===========       ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                        12,230,926        10,559,426       12,217,748       10,551,967
                                                       ===========       ===========      ===========      ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR SIX MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                         COMMON STOCK            ADDITIONAL
                                 ---------------------------      PAID-IN        TREASURY       ACCUMULATED    STOCKHOLDERS'
                                   SHARES           AMOUNT        CAPITAL         STOCK          DEFICIT         EQUITY
                                 ----------       ----------     -----------     ---------     ------------    -------------
BALANCE AT
  MARCH 31, 2004 (Audited)       12,204,426       $  122,044     $39,338,140     $(306,841)    $(35,105,151)    $ 4,048,192

Six months ended
  September 30, 2004 (unaudited)         --               --              --            --               --              --

Shares issued in connection
  with consulting agreement          26,500              265          58,035            --               --          58,300

Charge related to issuance of
  stock options                          --               --         280,576            --               --         280,576

Charge related to issuance of
  stock warrants                         --               --         241,010            --               --         241,010

Charge related to repricing of
  stock options                          --               --         397,732            --               --         397,732

Net loss for six months ended
  September 30, 2004                     --               --              --            --       (3,364,411)     (3,364,411)
                                 ----------       ----------     -----------     ---------     ------------     -----------
BALANCE AT
 SEPTEMBER 30, 2004 (Unaudited)  12,230,926       $  122,309     $40,315,493     $(306,841)    $(38,469,562)    $ 1,661,399
                                 ==========       ==========     ===========     =========     ============     ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       SIX MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 -----------------------------
                                                                                    2004              2003
                                                                                    ----              ----
                                                                                 (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                   $ (3,364,411)    $ (3,594,332)
      Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                                225,720          179,220
         Charge related to issuance of stock options                                  280,576        1,051,165
         Charge related to issuance of stock warrants                                 241,010               --
         Charge related to repricing of stock options                                 397,732               --
         Charge related to modification of warrant exchange offer                          --          172,324
         Charges related to issuance of common stock                                   58,300               --
         Changes in assets and liabilities:
            Accounts and accrued interest receivable                                       --            4,681
            Prepaid expenses and other current assets                                  (5,365)          85,205
            Accounts payable, accrued expenses and other current liabilities         (139,100)         287,757
                                                                                 ------------     ------------

NET CASH USED IN OPERATING ACTIVITIES                                              (2,305,538)      (1,813,980)
                                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                          (399,656)              --
      Deposit on equipment                                                            398,580               --
      Restricted cash                                                                 399,461          (70,087)
                                                                                 ------------     ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   398,385          (70,087)
                                                                                 ------------     ------------
CASH FLOWS FROM  FINANCING ACTIVITIES:
      Proceeds from issuance of common stock and warrants                                  --           30,000
      Proceeds from equipment loan                                                    400,000               --
      Principal bank note payments                                                   (252,330)         (37,500)
      Principal repayments of NJEDA Bonds                                            (150,000)        (140,000)
      Deferred lease payments                                                         (41,013)              --
                                                                                 ------------     ------------

NET CASH USED IN FINANCING ACTIVITIES                                                 (43,334)        (147,500)
                                                                                 ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (1,950,496)      (1,891,393)

CASH AND CASH EQUIVALENTS - beginning of period                                     2,104,869        3,264,081
                                                                                 ------------     ------------

CASH AND CASH EQUIVALENTS - end of period                                        $    154,373     $  1,372,688
                                                                                 ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                     $    115,166     $    108,000
      Cash paid for income taxes                                                        1,000            1,000


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1     -    BASIS OF PRESENTATION

                The information in this Form 10-Q Report includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the "Company") including its wholly-owned subsidiaries, Elite Laboratories, Inc. ("Elite Labs"), Elite Research Ltd. ("ERL") and Elite Research, Inc. ("ERI"), for the three and six month periods ended September 30, 2004 and September 30, 2003. On September 30, 2002, the "Company" acquired from Elan Corporation, plc and Elan International Services, Ltd. (together "Elan"), Elan's 19.9% interest in Elite Research Ltd. ("ERL), a joint venture formed between the Company and Elan in which the Company's interest originally was 80.1%. On December 31, 2002, the Company entered into an agreement of merger whereby ERL (a Bermuda corporation) was merged into a new Delaware Corporation, ERI, a wholly owned subsidiary of the Company. As a result of the merger, ERI became the owner of all of the assets and liabilities of ERL. The merger was accounted for as a tax-free reorganization. As of September 30, 2004, the financial statements of all entities are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

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

                The Company does not anticipate being profitable for fiscal year 2005; therefore a current provision for income tax was not established for the six months ended September 30, 2004. Only the minimum corporation tax liability required for state purposes is reflected.

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

                COMMON STOCK TRANSACTION

                On July 6, 2004, the Company issued 26,500 shares of Common Stock and agreed to pay $10,000 per month to a corporation in consideration for the rendering for a six-month period of investor relation consulting services, including the distribution of the Company's press releases, the provision of related strategic advice and the inclusion of the Company on the consultant's website. The Company agreed to provide the holder with "piggy-back" registration rights.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 2    -     STOCKHOLDERS' EQUITY (Continued)

                PRIVATE PLACEMENT

                The Company completed in December 2003 a private placement of 1,645,000 shares of its common stock at $2.00 per share, increasing the Company's outstanding shares to 12,104,426, exclusive of 100,000 treasury shares. The offering was exempt from registration pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. In connection with the offering, the Company paid a cash commission of $75,000 to First Montauk Group Inc., as Placement Agent and issued to the agent a five year warrant to purchase 50,000 shares of Company's common stock at a price of $2.00 per share. Legal fees approximating $36,000 were also incurred in connection with this private placement.

                TREASURY STOCK TRANSACTIONS

                The Company purchased prior to March 31, 2003, in the open market, 100,000 shares of common stock for a total consideration of $306,841 pursuant to the authorization by the Board of Directors on June 27, 2002.

                WARRANTS AND OPTIONS

                On July 20, 2004, the Company issued five-year warrants to purchase 50,000 shares of Common Stock at a price of $3.00 per share to an individual in consideration of his agreement to render financial consulting services.

                On July 8, 2004, Elite Labs, to finance the purchase of certain machinery and equipment, borrowed $400,000 and designees of the lender received 50,000 warrants which vested immediately, to purchase an aggregate of 50,000 shares of the Company's common stock at $4.20 per share. If the loan is repaid within six months, the 15,000 warrants will be forfeited and the lender will be entitled to a $10,000 prepayment penalty.

                On June 3, 2004, the Company granted five-year warrants to purchase 100,000 shares of Common Stock at a price of $2.50 per share to a Company as consideration for financial consulting services.

                The per share weighted-average fair value of the above mentioned warrants ranged from $.83 - $1.50 using the Black-Scholes warrant pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 80.34; risk free interest rate of 3.0% and expected lives of 10 years.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 2    -     STOCKHOLDERS' EQUITY (Continued)

                WARRANTS AND OPTIONS (Continued)

                On June 22, 2004, the Company granted 120,000 options to Directors (all fully vested) and 123,300 options to employees to purchase an aggregate of 243,300 shares of Common Stock at a price of $2.34 per share under its 2004 Stock Option Plan, which was approved on that date by the stockholders. The 120,000 options granted under the 2004 Plan to members of the Board of Directors expire ten years from the date of issuance; have an exercise price of $2.34 per share and are fully vested. The per share weighted-average fair value of the options amounted to $1.91 using the Black-Scholes options pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 76.69%; risk free interest rate of 4.0%; and expected lives of ten years. The Company has taken a charge of $229,632 for the six-months ended September 30, 2004, which represents the fair value of the vested options, utilizing the Black-Scholes options pricing model on the grant date.

                The options granted to employees were in replacement of previously granted options containing exercise prices greater than $2.34 per share. On the same date the stockholders approved amendments made previously by the Board of Directors to outstanding warrants and options including the repricing of options to purchase 420,000 shares of which options to purchase 330,000 shares were held by Directors of the Company. Accordingly, during the six months ended September 30, 2004 options with respect to an aggregate of 543,300 options were repriced (treating the options granted in lieu of outstanding options as repriced options). The new options have exercise prices between $2.21 and $2.34 per share. 162,300 options are vested and 381,000 options are in various stages of three year vesting periods. The options expire ten years from date of issuance. The per share weighted-average fair value of options repriced during the six months ended September 30, 2004, ranged from $1.51 - $1.91 using the Black-Scholes options pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 76.69%; risk-free interest rate of 4.0%; and expected lives of ten years. The Company has taken a charge of $397,732 for the six months ended September 30, 2004 which represents the fair value of the options vested, utilizing the Black-Scholes options pricing model on each grant date.

                The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period presented:

                                              THREE MONTHS ENDED SEPTEMBER         SIX MONTHS ENDED SEPTEMBER
                                              ----------------------------         --------------------------
                                                  2004              2003             2004             2003
                                                  ----              ----             ----             ----

Net loss as reported                          $ (1,527,129)  $  (1,553,078)      $(3,364,411)     $(3,594,332)

Add: Stock-based compensation
expense included in reported net loss,
net of related tax effects                         291,954          48,682           919,318        1,051,165

Deduct: Total stock-based
compensation expense determined
under fair value method for all awards
net of related tax effects                        (305,711)       (268,884)         (946,832)      (1,491,570)
                                              ------------   -------------       -----------      -----------

Pro-forma net loss                              (1,540,886)     (1,773,280)       (3,391,925)      (4,034,737)

Loss per share as reported                            (.13)          (0.15)             (.28)           (0.34)
Pro-forma loss per share                              (.13)          (0.17)             (.28)           (0.38)

                At September 30, 2004, Elite had outstanding 2,477,050 options with exercise prices ranging from $1.00 to $10.00 and 2,854,239 warrants with exercise prices ranging from $2.00 to $5.00; each option and warrant representing the right to purchase one share of common stock.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 3    -     COMMITMENTS AND CONTINGENCIES

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

                On April 21, 2004, the Company settled the litigation. Under the settlement agreement, Mehta relinquished any rights to the Company's patents and intellectual properties and agreed to certain non-disclosure and certain limited non-competition covenants. The Company paid Mehta $400,000 and certain expense reimbursements in accordance with the settlement agreement, and received a short-term option for the Company or its designees to acquire all of the shares of the common stock of the Company held by Mehta and his affiliates at $2.00 per share. The Company paid $100,000 into escrow which was released to Mehta because the option was not exercised in full. As part of the settlement, the Company extended expiration dates of certain options to purchase 770,000 shares of common stock held by Mehta and also provided him with certain "piggyback" registration rights with respect to shares underlying his options. Subject to an agreement dated October 7, 2004, the 770,000 options were modified (see Note 4) and the Company's obligation to reimburse or pay benefits and expenses to be incurred by Mehta during the two year period from April 21, 2004 was capped at $50,000.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
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

                The Company committed to pay the Referring Party a referral fee each year as follows:

                PERCENTAGE OF REFERRAL             REFERRAL BASE
                         BASE                 FROM                  TO
                         ----             ----------           ----------
                          5%              $        0           $1,000,000
                          4%               1,000,000            2,000,000
                          3%               2,000,000            3,000,000
                          2%               3,000,000            4,000,000
                          1%               4,000,000            5,000,000

                As of September 30, 2004, no payments were required to be made under this agreement.

                COLLABORATIVE AGREEMENTS

                On December 18, 2003, the Company and Pivotal Development, L.L.C. entered into an agreement to develop a controlled release product utilizing Elite's proprietary drug delivery technology. The product is a generic equivalent to a drug losing patent exclusivity with addressable market revenues of approximately $150 million per year. The agreement also provides an option to develop a controlled release NDA product.

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

                In June 2001, the Company entered into two separate and distinct development and license agreements with another pharmaceutical company ("partner"). The Company is developing two drug compounds for the partner in exchange for certain payments and royalties. The Company also reserves the right to manufacture the compounds. The Company received $250,000 under one agreement and $300,000 under the other agreement, all of which were earned as of March 31, 2002. The Company is currently proceeding with development and formulation for both products as specified in the development agreements. There were no amounts earned under the agreements in the six months ended September 30, 2003 or the six months ended September 30, 2004.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
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

                The Company billed and earned revenues of $280,000, under the Ethypharm agreement, all of which was billed and earned during the year ended March 31, 2003, in accordance with the substantive milestone method of revenue recognition. Under this method, the milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event. Accordingly, the non-refundable milestone payments are recognized in full when the milestone is achieved. There were no amounts earned in the three and six month periods ended September 30, 2004 and 2003.

                In addition to milestone payments, the Company billed and recognized $75,000 in additional revenues as a result of the manufacturing and delivery of additional batches during the year ended March 31, 2003. No such revenues were earned in the three and six month periods ended September 30,2003 or the three and six month periods ended September 30, 2004.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 3    -     COMMITMENTS AND CONTINGENCIES (Continued)

              EMPLOYMENT AGREEMENT (Continued)

                - Mr. Berk will be entitled to receive severance in accordance with the employment agreement if he is terminated without cause or because of his death or permanent disability or if he terminates his employment for good reason or as a result of a "change of control" as defined. The severance will be payable in accordance with the terms of his employment agreement.

                On May 14, 2004,  the  Company's  Board of  Directors  appointed
                Bernard Berk to the position of Chairman of the Board of Directors.

                CONSULTING AGREEMENTS

                On July 3, 2003, the Company entered into an agreement with Leerink Swann & Company to provide a Valuation and a Fairness
                Opinion in order for the Company to complete a proposed acquisition for which the Company paid a non-refundable retainer fee of $50,000. If and when the Board of Directors requests a Fairness Opinion, Leerink's compensation is to be $50,000. No amounts were expensed in the three and six month periods ended September 30, 2004 and 2003

                The Company entered into one year consulting agreements with each of Saggi Capital Corp. and Bridge Ventures Inc. on November 4, 2003. The consultant's services will include, but not be limited to, advice with respect to overall strategic planning, financing opportunities, acquisition policy, commercial and investment banking relationships and stockholder matters. In consideration of the consultant's agreement to provide services, the Company agrees to pay each consultant $75,000 payable in monthly installments of $6,250 and issued to each consultant a warrant to purchase 100,000 shares of the Company's common stock at a price of $2.00 per share.

                On June 3, 2004, the Company agreed to engage a company to provide consulting services and issued in connection therewith a five-year warrant to purchase 100,000 shares of Common Stock at a price of $2.50 per share.

                On July 20, 2004, the Company agreed to engage an individual to provide financial consulting services and issued in connection therewith a three-year warrant to purchase 50,000 shares of common stock at a price of $3.00 per share.

                For the three and six month periods ended September 30, 2004, consulting expenses under these agreements amounted to an aggregate of $45,000 and $90,000, respectively. No consulting expense was incurred for the three and six month periods ended September 30, 2003.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 4    -     SUBSEQUENT EVENTS

                In October 2004, the Company completed a private placement through Indigo Securities LLC, the Placement Agent. The Company sold for aggregate gross proceeds of $6,600,000 in the private placement 516,558 shares of series A Preferred Stock, par value $0.01 per share ("Preferred Shares") convertible into 5,165,580 shares of Common Stock. The Preferred Shares were accompanied by warrants to purchase an aggregate of 5,165,580 shares of Common Stock at exercise prices ranging from $1.54 to $1.84 per share. It paid commissions aggregating $633,510 and issued five year warrants to purchase 494,931 shares of Common Stock to the Placement Agent. The Company also paid legal fees and expenses of the Agent's counsel of $75,000 and legal fees and expenses of one counsel for the Investors in the private placement of $25,000.

                Each Preferred Share is convertible into ten shares of Common Stock. The purchaser of the Preferred Shares (the "INVESTORS") received for each Preferred Share acquired two Common Stock Purchase Warrants, one exercisable on or prior to December 31, 2005 ("SHORT-TERM WARRANTS") and the other exercisable on or prior to the fifth anniversary of the date upon which the registration statement described below is declared effective ("LONG-TERM WARRANTS"). Each warrant represents the right to purchase five shares of Common Stock.

                The private placement was effected in three tranches. The first tranche involved the sale on October 6, 2004 of 379,122 Preferred Shares at a price of $12.30 per share convertible into an aggregate of 3,791,220 shares of Common Stock accompanied by Short-Term Warrants and Long-Term Warrants to purchase at $1.54 per share an aggregate of 3,791,220 shares of Common Stock. The second tranche involved the sale on October 12, 2004 of 119,286 Preferred Shares at a price of $14.00 per share convertible into 1,192,860 shares of Common Stock accompanied by Short-Term and Long-Term Warrants to purchase an aggregate of 1,192,860 shares of Common Stock at a price of $1.75 per share. The third tranche involved the sale on October 26, 2004 of 18,150 Preferred Shares at a price of $14.70 per share convertible in to 181, 500 shares of Common Stock accompanied by Short Term and Long Term Warrants to purchase at a price of $1.84 per share an aggregate of 181,500 shares of Common Stock.

                Pursuant to the Placement Agent Agreement, the Company issued to the Placement Agent and its designees in the first, second and third tranches warrants to purchase 357,495 shares of Common Stock at $1.23 per share, warrants to purchase 119,286 shares of Common Stock at a price of $1.40 per share, and warrants to purchase 18,150 shares of Common Stock at a price of $1.47 per share, respectively.

                Holders of the Preferred Shares are provided demand and piggy-back registration rights at the Company's expense. The Company also has agreed to register under the Securities Act of 1933 (the "ACT") for resale the shares of Common Stock issuable upon conversion of the Preferred Shares, upon exercise of the warrants (including the Placement Agent's warrants) and as payment of dividends on the Preferred Shares within 90 days of the closing of each tranche of the private placement, with a penalty of 2% of the purchase price for each 30 day period during which the registration statement has not been declared effective after such 90 day period (PRO RATA for a partial month), but not to exceed an aggregate of 16% of the purchase price.

                Each of the purchasers of the Preferred Shares has represented that the purchaser is an "accredited investor" and has agreed that the securities issued in the private placement are to bear a restrictive legend against resale without registration under the Act. The Preferred Shares and warrants were sold by Registrant pursuant to the exemption from registration afforded by Section 4(2) of the Act and Registration D thereunder.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 4     -    SUBSEQUENT EVENTS (Continued)

                One of the purchasers of the Preferred Shares at a price of $12.30 per share was Dr. Charan Behl, the Company's Chief Scientific Advisor, who purchased 20,000 Preferred Shares and received warrants to purchase 200,000 shares of Common Stock. Payment consisted of $16,675 in cash and the release of the Company's obligation of $229,325 due to Dr. Charan Behl for consulting fees for services rendered through September 30, 2004.

                The Company entered into an agreement dated October 7, 2004 with Dr. Atul Mehta ("Mehta") pursuant to which outstanding options to purchase 770,000 shares of Common Stock granted in connection with the litigation settlement were amended to terminate 100,000 options, and extend the expiration dates of the other options from June 13, 2005 to December 31, 2007 and reduce the exercise price of 170,000 options from $10.00 to $2.34 per share. The agreement also provided that the Company's obligation to bear Mehta's legal and other expenses for the two year period from the litigation settlement will not exceed $50,000.

                           ELITE PHARMACEUTICALS, INC.
                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2004 COMPARED TO
            THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2003

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

                           ELITE PHARMACEUTICALS, INC.
                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2004 COMPARED TO
            THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2003

                                   (CONTINUED)

         Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

         The Company's most critical accounting policies include the recognition of revenue upon completion of certain phases of projects under research and development contracts. Revenues from these contracts are recognized when management determines the Company has completed its obligation under each phase. The Company also assesses a need for an allowance to reduce its deferred tax assets to the amount that it believes are more likely than not to be realized. Management estimates its net operating losses will probably not be utilized in the near future, and has not recognized a tax benefit from this deferred tax asset. If management anticipated the Company being profitable, a deferred tax benefit would be recognized and such estimate would increase net income and earnings per share accordingly. The Company assesses the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Management estimates the Company's patents and property and equipment are not impaired. If these assets were considered impaired, the Company would recognize an impairment loss which would increase the Company's net loss and net loss per share accordingly. The Company assesses its exposure to current commitments and contingencies by advice of counsel. It should be noted that actual results may differ from these estimates under different assumptions or conditions.

         During the fiscal year ended March 31, 2003, the Company elected to prospectively recognize the fair value of stock options granted to employees and members of the Board of Directors, effective as of the beginning of the fiscal year. The prospective method allowed by the Financial Accounting Standards Board effects the Company's results of operations for the three and six month periods ended September 30, 2004 and 2003 as options were granted or repriced during these periods which either vested immediately or vest over three to five years. The Company does not know the future effect of options and warrants which may be granted to employees and members of the Board of Directors. The Financial Accounting Standards Board provided three transition alternatives for recognizing stock-based compensation cost using the fair value method. If management did not elect the prospective method during the three and six month periods ended September 30, 2004 and 2003, net loss and net loss per share would have been decreased. However, the two other methods would have required either greater compensation cost to be recognized as an expense or retroactive restatement of previously reported net loss.

RESULTS OF CONSOLIDATED OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

         No revenues were generated during the three months ended September 30, 2003. Revenues for the three months ended September 30, 2004 were $151,450, which consisted of a non-refundable $150,000 payment received from Purdue Pharma granting it the right to evaluate certain abuse resistance drug formulation technology of the Company. As a result of inadequate funds to conduct significant research and development and the resignations in June 2003 of the Company's principal scientific officers the Company was unable to generate additional revenues under its existing customer contracts or to secure revenues from other sources during the three months ended September 30, 2004.

                           ELITE PHARMACEUTICALS, INC.
                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2004 COMPARED TO
            THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2003

                                   (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003 (continued)

         General and administrative expenses for the three months ended September 30, 2004 were $641,146, a decrease of $94,357 or 12.8% from $735,503 for the comparable period of the prior year, substantially due to the reduction in operating economics.

         Research and development costs for the three months ended September 30, 2004 were $565,390, an increase of $108,107 or 23.8% from $456,583 for the comparable period of the prior year, substantially due to increases in consulting fees, lab and manufacturing supplies and raw materials.

         The increase in net expense of $81,301 to $351,683 for the three months ended September 30, 2004 from $270,382 for the three months ended September 30,2003 was primarily the result of increases in charges related to the issuance of stock warrants in 2004 of $241,010, partially offset by the $172,324 charge related to warrant exchange offer in 2003.

         The Company's net loss for the three months ended September 30, 2004 was $1,527,129 compared to $1,553,078 for the comparable period of the prior year. The decrease in the net loss was primarily due to the revenues in the current year.

SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2003

         The Company had no revenues for the six months ended September 30, 2003. Revenues for the six months ended September 30, 2004 were $151,450, which consisted of a non-refundable $150,000 payment received from Purdue Pharma L.P. granting it the right to evaluate certain abuse resistance drug formulation technology of the Company. The Company was unable to generate any additional revenues under its existing customer contracts for the six months ended September 30, 2004 and 2003 due to inadequate funds and the resignation of the Company's principal scientific officers in 2003.

         General and administrative expenses for the six months ended September 30, 2004 were $1,049,178, a decrease of $99,341 or 8.6% from $1,149,059 for the comparable period of the prior year, substantially due to the reduction in operating economies.

         Research and development costs for the six months ended September 30, 2004 were $1,211,619, an increase of $267,554 or approximately 28.3% from $944,065 for the comparable period of the prior year, primarily the result of increased research and development wages, consulting fees, lab and manufacturing supplies and raw materials.

         Other expenses for the six months ended September 30, 2004 were $1,027,804, a decrease of $293,184, or approximately 22.2% from $1,320,988 for the comparable period of the prior year, due to reductions of $770,589 in charges related to the issuance of stock options and a charge related to warrant exchange offer of $172,324 in 2003, offset partially by increased charges relating to issuance of stock warrants and charges relating to the repricing of stock options in the amounts of $241,010 and $397,732, respectively.

         The Company's net loss for the six months ended September 30, 2004 was $3,364,411 compared to $3,594,332 for the comparable period of the prior year, primarily due to the revenues generated in the current year.

                           ELITE PHARMACEUTICALS, INC.
                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2004 COMPARED TO
            THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2003

                                   (CONTINUED)

MATERIAL CHANGES IN FINANCIAL CONDITION

         The Company's working capital (total current assets less total current liabilities), which was $1,289,764 as of March 31, 2004, decreased to a negative of ($750,072) as of September 30, 2004. The decrease in working capital is primarily due to the $3,364,411 net loss from operations.

         The  Company   experienced   negative  cash  flow  from  operations  of
($2,305,538) for the six months ended September 30, 2004, primarily due to the Company's net loss from operations, partially offset by non-cash charges of $977,618, which included, but were not limited to, the charges of $397,732 in connection with the repricing of stock options, $280,576 in connection with the issuance of stock options, and $241,010 in connection with the issuance of stock warrants.

         The Company recently completed a Good Manufacturing Practices ("GMP") batch for a product currently licensed with a pharmaceutical company under a development and license agreement entered into June 2001. The Company received $30,000 in November 2003 under the Agreement and expects to complete two additional GMP batches in the near future under the terms of the licensing agreement. The Company expects to manufacture the product with revenues projected to be generated in the third quarter of its fiscal year ending March 31, 2005. The Company also anticipates the earning of additional milestone payments under the Agreement subject to completion of the GMP batches.

         The Company recently entered into an agreement with Pivotal Development, L.L.C. pursuant to which the Company is to receive an aggregate of $750,000 upon attaining certain milestones. The Company anticipates that some of the milestones will be achieved commencing in the quarter ending December 31, 2004.

         No assurance can be given that the Company will consummate any of the transactions discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended September 30, 2004, the Company recorded negative cash flow and financed its operations primarily through utilization of its existing cash. The Company had negative working capital of approximately ($.75) million at September 30, 2004 compared with positive working capital of $1.3million at March 31, 2004. Cash and cash equivalents at September 30, 2004 were $.2 million, a decrease of $1.9 million from the $2.1 million at March 31, 2004.

         Net cash used in operating activities was $2,305,538 during the six months ended September 30, 2004, compared to $1,813,980 for the six months ended September 30, 2003. Net cash used in operating activities during the six months ended September 30, 2004 included the net loss of $3,364,411 offset in part by non-cash charges of $1,203,338 consisting of $977,618 in stock option and warrant charges, and $225,720 in depreciation expense. Net cash used in operating activities during the six months ended September 30, 2003 resulted primarily from a net loss of $3,594,332, offset in part by certain non-cash expenses consisting of, but not limited to depreciation expense of $179,220 and charges related to issuance of stock options of $1,051,165.

                           ELITE PHARMACEUTICALS, INC.
                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2004 COMPARED TO
            THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2003

                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

         Revenues generated for the six months ended September 30, 2004 were $151,450. In order to conserve cash for the next twelve months, the Company intends to reduce costs by continuing the reduction of the number of products under active development to six.

         The Company purchased machinery and equipment amounting to approximately $400,000 in the six months ending September 30, 2004. This equipment was fully financed. No capital expenditures were made in the six months ended September 30, 2003.

                           ELITE PHARMACEUTICALS, INC.
                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2004 COMPARED TO
            THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2003

                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

         The Company had outstanding, as of September 30, 2004, $2,345,000 in aggregate amount of bonds. The bonds bear interest at a rate of 7.75% per annum and are due on various dates between 2005 and thereafter. The bonds are secured by a first lien on the Company's facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the refinancing of the land and building the Company currently owns, the purchase of certain manufacturing equipment and related building improvements and the maintenance of a $300,000 debt service reserve. All of the restricted cash, other than the debt service reserve, is expected to be expended within twelve months and is therefore categorized as a current asset on the Company's consolidated balance sheet as of September 30, 2004. Pursuant to the terms of the bond indenture agreement pursuant to which the bonds were issued, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of September 30, 2004 the Company was in compliance with the covenants contained in the bond indenture agreement.

         On July 8, 2004, Elite Labs entered into a loan and financing agreement in order to finance the purchase of certain machinery and equipment. Elite Labs borrowed $400,000 payable in 36 monthly installments of $13,671,each, including principal and interest at 14% per annum. The first four and the last three months of scheduled payments are being held by the lender and were and will be applied to the principal balance when due. The loan is secured by two pieces of equipment and the guaranty of the Company. In addition, the Company issued to designees of the lender 50,000 warrants, which vest immediately, to purchase 50,000 shares of the Company's common stock at $4.20 per share. If the loan is repaid within six months, 15,000 warrants will be forfeited, but the lender will be entitled to a $10,000 prepayment penalty. A charge for the cost of these warrants is reflected in the quarter ending September 30, 2004.

         The Company from time to time will consider potential strategic transactions including acquisitions, strategic alliances, joint ventures and licensing arrangements with other pharmaceutical companies. The Company retained an investment banking firm to assist with its efforts. There can be no assurance that any such transaction will be available or consummated in the future.

         In October 2004, the Company effected a private placement of 516,558 shares of its Series A Preferred Stock for gross proceeds of $6,600,000, before payment of commission of $623,520 and other expenses The Company believes that the net proceeds will provide sufficient cash to fund the Company's operations and capital requirements through at least September 30, 2005.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company had no investments in marketable securities as of September 30, 2004 or assets and liabilities which are denominated in a currency other than U.S. dollars or involve commodity price risks.

PART II.        OTHER INFORMATION

Item 2.         UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

         Since March 31, 2004, the Company issued or granted the following warrants or options:

         On June 3, 2004, the Company granted five year warrants to purchase 100,000 shares of Common Stock at a price of $2.50 per share to D. H. Blair Investment Banking Corp. as consideration for financial consulting services.

         On July 6, 2004, the Company issued 26,500 shares of Common Stock to CEOcast, Inc. in partial consideration for rendering during a six-month period investor relation consulting services and agreed to provide the holder with "piggy-back" registration rights.

         On July 7, 2004, the Company issued three year warrants to purchase an aggregate of 50,000 shares of Common Stock at a price of $4.20 per share to designees of a lender in connection with the refinancing of the outstanding equipment loan, with the provision that warrants to purchase 15,000 shares will be cancelled in the event of the repayment in full of the new loan within six months, in which event the Company is to pay $10,000 to the lender as a prepayment penalty.

         On July 20, 2004, the Company issued to Jason Lyons five-year warrants to purchase 50,000 shares of Common Stock at a price of $3.00 per share in consideration of his agreement to render financial consulting services.

         CEOcast, Inc. and each of the warrant holders has agreed that no transfer of the shares, warrants or any shares acquired upon exercise of the warrants will be made unless such transfer is registered under the Act or exempt from registration under the Act.

         In the opinion of the Company, the issuance of the foregoing securities were exempt from registration under the Act by virtue of Section 4(2) of the Act.

Item 6.         EXHIBITS

                (a) Exhibits:

                    10.1 Form of Warrant issued to D. H. Blair Investment Banking Corp.

                    10.2 Form of Warrant issued to designees of lender with respect to financing of equipment loan filed as
                           Exhibit 10.2 to Registrant's quarterly report on Form 10-Q for the three months ended June 30, 2004 and incorporated herein by reference thereto.

                    10.3   Form of  Warrant  issued  to  Jason  Lyons  filed  as
                           Exhibit 10.3 to Registrant's quarterly report on Form 10-Q for the three months ended June 30, 2004 and incorporated herein by reference thereto.

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

                               ELITE PHARMACEUTICALS, INC.


Date:    November 11, 2004     By: /s/Bernard Berk

                                   ----------------------------
                                   Bernard Berk
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date:    November 11, 2004     By:  /s/Mark I. Gittelman

                                   ----------------------------
                                   Mark I. Gittelman
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)