Form 10-Q
period 2004-12-31
ELITE PHARMACEUTICALS INC /DE/
filed 2005-02-14
CIK 1053369

2/11/05

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 2004
                               -------------------------------------------------


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended ______________________ to ______________________


                        Commission File Number: 333-45241
--------------------------------------------------------------------------------

                           ELITE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                  22-3542636
----------------------------------------         -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


165 Ludlow Avenue, Northvale, New Jersey                    07647
----------------------------------------         -------------------------------
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

                                                                Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of February 8, 2005: 15,775,517 (exclusive of 100,000 shares held in treasury).

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES




                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets as of December 31, 2004
           (unaudited) and March 31, 2004                                  1 - 2

           Consolidated Statements of Operations for the three
           and nine months ended December 31, 2004 and
           December 31, 2003 (unaudited)                                       3

           Consolidated Statement of Changes in Stockholders' Equity
           for the nine months ended December 31, 2004 (unaudited)             4

           Consolidated Statements of Cash Flows for the nine months
           ended December 31, 2004 and December 31, 2003 (unaudited)           5

           Condensed Notes to Consolidated Financial Statements           6 - 13

Item 2.  Management's Discussion And Analysis of Financial
         Condition And Results Of Operations                             14 - 19

Item 3.  Quantitative And Qualitative Disclosures About Market Risk           20

PART II  OTHER INFORMATION                                               20 - 21

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                                    22

EXHIBITS

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     DECEMBER 31,    MARCH 31,
                                                         2004           2004
                                                     ------------   ------------
                                                     (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                         $  4,564,948   $  2,104,869
   Accounts receivable, net                                    --        153,250
   Restricted cash                                        116,645        203,995
   Prepaid expenses and other current assets               54,833        137,892
                                                     ------------   ------------

       Total current assets                             4,736,426      2,600,006
                                                     ------------   ------------


PROPERTY AND EQUIPMENT, net of accumulated
    depreciation and amortization                       4,273,898      4,090,250
                                                     ------------   ------------


INTANGIBLE ASSETS - net of accumulated amortization        83,791        102,196
                                                     ------------   ------------


OTHER ASSETS:
   Prepaid expenses                                        41,013             --
   Deposit on equipment                                        --        398,580
   Restricted cash - debt service reserve                 300,000        300,000
   Restricted cash - note payable                              --        225,000
   EDA bond offering costs, net of accumulated
      amortization of  $67,058 and $60,458,
      respectively                                        127,502        137,402
                                                     ------------   ------------

      Total other assets                                  468,515      1,060,982
                                                     ------------   ------------


      Total assets                                   $  9,562,630   $  7,853,434
                                                     ============   ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   DECEMBER 31,      MARCH 31,
                                                       2004            2004
                                                   (Unaudited)

CURRENT LIABILITIES:
   Current portion - note payable                  $    130,000    $     75,000
   Current portion of EDA bonds                         165,000         150,000
   Accounts payable and accrued expenses                595,014       1,085,242
                                                   ------------    ------------
      Total current liabilities                         890,014       1,310,242
                                                   ------------    ------------

LONG TERM LIABILITIES:
   Note payable - net of current portion                205,051         150,000
   EDA bonds - net of current portion                 2,180,000       2,345,000
                                                   ------------    ------------
      Total long-term liabilities                     2,385,051       2,495,000
                                                   ------------    ------------

      Total liabilities                               3,275,065       3,805,242
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - $.01 par value;
      Authorized - 5,000,000 and 0 shares at
      December 31, 2004 and March 31, 2004,
      respectively; Series A 8% Convertible
      Preferred Stock Authorized 660,000
      shares  at December 31, 2004 aggregate
      liquidation preference of $5,303,662
      at December 31, 2004                                4,312              --
   Common stock - $.01 par value;
      Authorized - 65,000,000 and 25,000,000
      shares, respectively at December 31, 2004
      and March 31, 2004
      Issued and outstanding - 13,111,547
      and 12,204,426 shares, respectively               131,115         122,044
   Additional paid-in capital                        46,289,033      39,338,140
   Accumulated deficit                              (39,830,054)    (35,105,151)
                                                   ------------    ------------
                                                      6,594,406       4,355,033
   Treasury stock, at cost (100,000 shares)            (306,841)       (306,841)
                                                   ------------    ------------
      Total stockholders' equity                      6,287,565       4,048,192
                                                   ------------    ------------


      Total liabilities and stockholders' equity   $  9,562,630    $  7,853,434
                                                   ============    ============


                   The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             DECEMBER 31,                   DECEMBER 31,
                                                     ----------------------------    ----------------------------
                                                         2004            2003            2004            2003
                                                     ------------    ------------    ------------    ------------
REVENUES                                             $         --    $     30,000    $    151,450    $     30,000
                                                     ------------    ------------    ------------    ------------

COST OF OPERATIONS:
   Research and development                               726,175         536,723       1,937,794       1,480,788
   General and administrative                             625,323         394,867       1,675,041       1,543,926
   Depreciation and amortization                           45,360          89,610         271,080         268,830
                                                     ------------    ------------    ------------    ------------
                                                        1,396,858       1,021,200       3,883,915       3,293,544
                                                     ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                   (1,396,858)       (991,200)     (3,732,465)     (3,263,544)
                                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
   Interest income                                         13,131           6,284          18,842          16,469
   Litigation settlement                                       --         150,000              --         150,000
   Sale of New Jersey tax losses                          205,792         151,027         205,792         151,027
   Interest expense                                       (62,499)        (52,093)       (176,696)       (159,777)
   Expenses relating to issuance of stock options         (44,982)        (45,184)       (325,558)     (1,096,349)
   Expenses relating to issuance of stock warrants             --        (587,983)       (241,010)       (587,983)
   Expenses relating to repricing of stock options             --              --        (397,732)             --
   Expenses relating to warrant exchange offer                 --              --              --        (172,324)
                                                     ------------    ------------    ------------    ------------
                                                          111,442        (377,949)       (916,362)     (1,698,937)
                                                     ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (1,285,416)     (1,369,149)     (4,648,827)     (4,962,481)

PROVISION FOR INCOME TAXES                                     --              --           1,000           1,000
                                                     ------------    ------------    ------------    ------------

NET LOSS                                               (1,285,416)     (1,369,149)     (4,649,827)     (4,963,481)

Preferred stock dividends                                 (75,076)             --         (75,076)             --
                                                     ------------    ------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON
   SHAREHOLDERS                                      $ (1,360,492)   $ (1,369,149)   $ (4,724,903)   $ (4,963,481)
                                                     ============    ============    ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE              $       (.11)   $       (.12)   $       (.39)   $       (.46)
                                                     ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                           12,258,569      11,381,926      12,231,405      10,829,626
                                                     ============    ============    ============    ============


                   The accompanying notes are an integral part of the consolidated financial statements.

                             ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR THE NINE MONTHS ENDED DECEMBER 31, 2004
                                             (UNAUDITED)

                                         SERIES A
                                       8% CONVERTIBLE
                                      PREFERRED STOCK         COMMON STOCK      ADDITIONAL                                 STOCK-
                                    -------------------   --------------------    PAID-IN     TREASURY    ACCUMULATED     HOLDERS'
                                     SHARES     AMOUNT      SHARES     AMOUNT     CAPITAL       STOCK       DEFICIT        EQUITY
                                    --------   --------   ----------  --------  -----------   ---------   ------------   ----------

BALANCE AT MARCH 31, 2004 (AUDITED)       --   $     --   12,204,426  $122,044  $39,338,140   $(306,841)  $(35,105,151)  $4,048,192


  Series A 8% convertible preferred
  shares and warrants issued in
  connection with private placement  516,558      5,166                           5,861,434          --             --    5,866,600

  Common shares issued in
  connection with consulting
  agreement                               --         --       26,500       265       58,035          --             --       58,300

  Preferred shares converted to
  common shares                      (85,366)      (854)     853,660     8,537       (7,683)         --             --           --


  Expenses related to issuance of
  stock options                           --         --           --        --      325,558          --             --      325,558


  Expenses related to issuance of
  stock warrants                          --         --           --        --      241,010          --             --      241,010


  Expenses related to repricing of
  stock options                           --         --           --        --      397,732          --             --      397,732


  Common stock issued as dividend
  on Series A 8% convertible
  preferred stock
                                          --         --       26,961       269       74,807          --        (75,076)          --

NET LOSS FOR NINE MONTHS ENDED
  DECEMBER 31, 2004                       --         --           --        --           --          --     (4,649,827)  (4,649,827)
                                    --------   --------   ----------  --------  -----------   ---------   ------------   -----------

BALANCE AT DECEMBER 31, 2004
      (Unaudited)                    431,192   $  4,312   13,111,547  $131,115  $46,289,033   $(306,841)  $(39,830,054)  $6,287,565
                                    ========   ========   ==========  ========  ===========   =========   ============   ==========


                   The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                              -----------------------------
                                                                                  2004             2003
                                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $ (4,649,827)    $ (4,963,481)
   Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                271,080          268,830
      Expenses related to issuance of stock options                                325,558        1,096,349
      Expenses related to issuance of stock warrants                               241,010          587,983
      Expenses related to repricing of stock options                               397,732               --
      Expenses related to modification of warrant exchange offer                        --          172,324
      Expenses related to issuance of common stock                                  58,300               --
      Changes in assets and liabilities:
         Accounts and accrued interest receivable                                  153,250            4,681
         Prepaid expenses and other current assets                                  83,059           48,803
         Accounts payable, accrued expenses and other current liabilities         (490,228)         222,018
                                                                              ------------     ------------

NET CASH USED IN OPERATING ACTIVITIES                                           (3,610,066)      (2,562,493)
                                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                           (27,843)              --
   Purchase of patent                                                                   --          (20,500)
   Restricted cash                                                                 312,350           (9,300)
                                                                              ------------     ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                284,507          (29,800)
                                                                              ------------     ------------

CASH FLOWS FROM  FINANCING ACTIVITIES:
   Net proceeds from issuance of Series A 8% Convertible Preferred Stock
      and warrants                                                               5,866,600        3,209,000
   Principal bank note payments                                                   (225,000)         (56,250)
   Proceeds from equipment loan                                                    400,000               --
   Principal equipment note payments                                               (64,989)              --
   Principal repayments of NJEDA Bonds                                            (150,000)        (140,000)
   Prepaid interest                                                                (41,013)              --
                                                                              ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        5,785,638        3,012,750
                                                                              ------------     ------------

NET CHANGE IN OPERATING CASH AND CASH EQUIVALENTS                                2,460,079          420,457

OPERATING CASH AND CASH EQUIVALENTS - beginning of period                        2,104,869        3,264,081
                                                                              ------------     ------------

OPERATING CASH AND CASH EQUIVALENTS - end of period                           $  4,564,948     $  3,684,538
                                                                              ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                                     $    132,231     $    112,341
   Cash received for income taxes                                                  204,792          150,027

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Preferred Stock dividends of $75,076 paid by issuance of 26,961 shares
      of Common Stock                                                         $     75,076               --


                   The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1  -  BASIS OF PRESENTATION
           ---------------------

           The information in this Form 10-Q Report includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the "Company") including its wholly-owned subsidiaries, Elite Laboratories, Inc. ("Elite Labs"), Elite Research Ltd. ("ERL") and Elite Research, Inc. ("ERI"), for the three and nine month periods ended December 31, 2004 and December 31, 2003. As of December 31, 2004, the financial statements of all entities are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

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

           The Company does not anticipate being profitable for fiscal year 2005; therefore a current provision for income tax was not established for the nine months ended December 31, 2004. Only the minimum corporation tax liability required for state purposes is reflected.

NOTE 2  -  STOCKHOLDERS' EQUITY
          ---------------------

           The shareholders at the Annual Meeting of Stockholders adjourned to July 21, 2004, approved the amendment to the Certificate of Incorporation increasing the number of authorized shares of capital stock from 25,000,000 of Common Stock to 65,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, each with a par value of $.01 per share.

           SERIES A 8% CONVERTIBLE PREFERRED STOCK TRANSACTION

           In October 2004, the Company completed a private placement through Indigo Securities LLC, the Placement Agent, for aggregate gross proceeds of $6,600,000 of 516,558 shares of Series A Preferred Stock, par value $0.01 per share ("Preferred Shares") convertible into 5,165,580 shares of Common Stock. The Preferred Shares were accompanied by warrants to purchase an aggregate of 5,165,580 shares of Common Stock at exercise prices ranging from $1.54 to $1.84 per share. The Company paid commissions aggregating $633,510 and issued five year warrants to purchase 494,931 shares of Common Stock to the Placement Agent. The Company also paid legal fees and expenses of the Agent's counsel of $75,000 and legal fees and expenses of one counsel for the investors in the private placement of $25,000.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 2  -  STOCKHOLDERS' EQUITY (Continued)
          ---------------------

           SERIES A 8% CONVERTIBLE PREFERRED STOCK TRANSACTION (Continued)

           The holders of the Preferred Shares are entitled to dividends at the rate of 8% of the original issue price of $12.30 per share payable on December 1 and June 1 of each year in cash or shares of Common Stock. Holders are entitled to elect one Director, are entitled to ten votes per share, and vote with the Common Stockholders as one class on all other matters. Each Preferred Share is convertible into ten shares of Common Stock. The purchaser of the Preferred Shares (the "INVESTORS") received for each Preferred Share acquired two Common Stock Purchase Warrants, one exercisable on or prior to December 31, 2005 ("SHORT-TERM WARRANTS") and the other exercisable on or prior to December 28,2009 ("LONG-TERM WARRANTS"). Each warrant represents the right to purchase five shares of Common Stock.

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

           Pursuant to the Placement Agent Agreement, the Company issued to the Placement Agent and its designees Long Term Warrants to purchase 357,495 shares of Common Stock at $1.23 per share, 119,286 shares of Common Stock at a price of $1.40 per share, and 18,150 shares of Common Stock at a price of $1.47 per share, respectively.

           Holders of the Preferred Shares are provided demand and piggy-back registration rights at the Company's expense. The Company registered under the Securities Act of 1933 (the "ACT") for resale the shares of Common Stock issuable upon conversion of the Preferred Shares, exercise of the warrants (including the Placement Agent's warrants) and as payment of dividends on the Preferred Shares.

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

           Dr. Charan Behl, the Company's Chief Scientific Advisor, purchased at $12.30 per share 20,000 Preferred Shares and received warrants to purchase 200,000 shares of Common Stock. His payment consisted of $16,675 in cash and the release of the Company's obligation of $229,325 due to Dr. Charan Behl for consulting fees for services rendered through September 30, 2004.

           The December 1, 2004 dividends in the amount of $75,076 were paid by issuance of 26,961 shares of Common Stock. By December 31, 2004, 85,366 shares of Series A Preferred Stock were converted into 853,660 shares of Common Stock.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 2  -  STOCKHOLDERS' EQUITY (Continued)
          ---------------------

           COMMON STOCK TRANSACTION

           On July 6, 2004, the Company issued 26,500 shares of Common Stock and agreed to pay $10,000 per month to a corporation in consideration for the rendering for a six-month period of investor relation consulting services, including the distribution of the Company's press releases, the provision of related strategic advice and the inclusion of the Company on the consultant's website. The Company agreed to provide the holder with "piggy-back" registration rights with respect to the shares.


           DECEMBER 2003 PRIVATE PLACEMENT

           The Company completed in December 2003 a private placement of 1,645,000 shares of its common stock at $2.00 per share, exempt from registration pursuant to Section 4(2) and Regulation D under the Act. In connection with the offering, the Company paid a cash commission of $75,000 to First Montauk Group Inc., as Placement Agent and issued to the agent a five year warrant to purchase 50,000 shares of Company's common stock at a price of $2.00 per share. Legal fees approximating $36,000 were also incurred in connection with this private placement. Pursuant to its agreement with the purchasers, the Company at its expense registered the shares issued and the shares issuable upon exercise of the warrant under the Act

           TREASURY STOCK TRANSACTIONS

           The Company purchased prior to March 31, 2003, in the open market, 100,000 shares of common stock for a total consideration of $306,841 pursuant to the authorization by the Board of Directors on June 27, 2002.

           WARRANTS AND OPTIONS

           On July 20, 2004, the Company issued five-year warrants to purchase 50,000 shares of Common Stock at a price of $3.00 per share to an individual in consideration of his agreement to render financial consulting services. Pursuant to rules of the American Stock Exchange, stockholders at the next Annual Meeting will be asked to ratify the issuance of the warrants .

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

           The per share weighted-average fair value of the above mentioned warrants under this subcaption ranged from $.83 - $1.50 using the Black-Scholes warrant pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 80.34; risk free interest rate of 3.0% and expected lives of 10 years.

           In June 2004, the stockholders of the Company approved the adoption by the Board of Directors of the Company's 2004 Stock Option Plan (the "2004 Plan"). The Plan reserves 1,500,000 shares of Common Stock for grant by the Board of Directors of incentive or nonqualified stock options to officers, employees, or directors of and consultants to the Company.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 2  -  STOCKHOLDERS' EQUITY (Continued)
          ---------------------

           WARRANTS AND OPTIONS (Continued)

           On June 22, 2004, the Company granted under its 2004 Stock Option Plan, 120,000 options to Directors and 123,300 options to employees to purchase an aggregate of 243,300 shares of Common Stock at a price of $2.34 per share. The 120,000 options granted under the 2004 Plan to members of the Board of Directors expire ten years from the date of issuance and are fully vested. The per share weighted-average fair value of the 243,300 options amounted to $1.91 using the Black-Scholes options pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 76.69%; risk free interest rate of 4.0%; and expected lives of ten years. The Company has taken a charge of $229,632 for the nine-months ended December 31, 2004, which represents the fair value of the vested options, utilizing the Black-Scholes options pricing model on the grant date.

           The 120,000 options granted to employees were in replacement of previously granted options containing exercise prices greater than
           $2.34 per share. On the same date the stockholders approved amendments made previously by the Board of Directors to outstanding warrants and options including the repricing of options to purchase 420,000 shares of which options to purchase 330,000 shares were held by Directors of the Company. Accordingly, during the nine months ended December 31, 2004 options with respect to an aggregate of 543,300 options were repriced (treating the options granted in lieu of outstanding options as repriced options). The new options have exercise prices between $2.21 and $2.34 per share. 162,300 options are vested and 381,000 options are in various stages of three year vesting periods. The options expire ten years from date of issuance. The per share weighted-average fair value of options repriced during the nine months ended December 31, 2004, ranged from $1.51 - $1.91 using the Black-Scholes options pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 76.69%; risk-free interest rate of 4.0%; and expected lives of ten years. The Company has taken a charge of $397,732 for the nine months ended December 31, 2004 which represents the fair value of the options vested, utilizing the Black-Scholes options pricing model on each grant date.

           The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period presented:

                                           THREE MONTHS ENDED DECEMBER       NINE MONTHS ENDED DECEMBER
                                          -----------------------------     -----------------------------
                                              2004             2003             2004             2003
                                          ------------     ------------     ------------     ------------
Net loss as reported                      $ (1,285,416)    $ (1,369,149)    $ (4,649,827)    $ (4,963,481)

Add: Stock-based compensation
expense included in reported net loss,
net of related tax effects                      44,982          633,167          964,300        1,684,332

Deduct: Total stock-based
compensation expense determined
under fair value method for all awards
net of related tax effects                     (58,739)        (853,370)      (1,005,571)      (2,344,940)
                                          ------------     ------------     ------------     ------------

Pro-forma net loss                          (1,299,173)      (1,589,352)      (4,691,098)      (5,624,089)

Loss per share as reported                        (.10)            (.12)            (.38)            (.46)
Pro-forma loss per share                          (.10)            (.14)            (.38)            (.52)

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 2  -  STOCKHOLDERS' EQUITY (Continued)
           --------------------

           WARRANTS AND OPTIONS (Continued)

           At December 31, 2004, Elite had outstanding 2,377,050 options with exercise prices ranging from $1.00 to $3.00 and 8,514,750 warrants (exclusive of the Short Term Warrants and the Long Term Warrants) with exercise prices ranging from $2.00 to $5.00; each option and warrant representing the right to purchase one share of common stock.

           CLASS A WARRANT EXCHANGE OFFER

           On October 23, 2002, the Company entered into a Settlement Agreement with various parties in order to end a Consent Solicitation contest and various legal actions initiated by the Company. The agreement provided, among other things, an agreement to commence an exchange offer (the "Exchange Offer") whereby holders of the Company's Class A Warrants which expired on November 30, 2002 (the "Old Warrants") had the opportunity to exchange those warrants for New Warrants (the "New Warrants") upon payment to the Company of $.10 per share of common stock issuable upon the exercise of the old warrants. In September 2003 the Company discontinued the Exchange offer and issued New Warrants to the record holders as of November 30, 2002 of the Old Warrants without requiring any cash payment.

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

           For the year ended March 31, 2003 the Company incurred legal fees and other costs amounting to approximately $100,000, in connection with the Exchange Offer, which was charged to additional paid-in capital.

NOTE 3  -  COMMITMENTS AND CONTINGENCIES
           -----------------------------

           SETTLEMENT OF LITIGATION WITH ATUL M. MEHTA

           The Company had an employment agreement ("Employment Agreement") with its former President/CEO, Dr. Atul M. Mehta ("Mehta").

           On June 3, 2003, Mehta resigned from all positions that he held with the Company, while reserving his rights under his Employment Agreement and under common law. On July 3, 2003, Mehta instituted litigation against the Company and one of its directors in the Superior Court of New Jersey, alleging, among other things, the breach of his Employment Agreement and defamation, and claiming that he is entitled to receive his salary through June 6, 2006. The Company has made certain counter claims against Mehta.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)


NOTE 3  -  COMMITMENTS AND CONTINGENCIES (Continued)
           -----------------------------

           SETTLEMENT OF LITIGATION WITH ATUL M. MEHTA (Continued)

           Under a settlement agreement dated April 21, 2004, Mehta relinquished any rights to the Company's patents and intellectual properties and agreed to certain non-disclosure and certain limited non-competition covenants. The Company paid Mehta $400,000 and certain expense reimbursements, and received a short-term option for the Company or its designees to acquire all of the shares of the common stock of the Company held by Mehta and his affiliates at $2.00 per share. The Company paid $100,000 into escrow which was released to Mehta because the option was not exercised in full. As part of the settlement, the Company extended expiration dates of certain options to purchase 770,000 shares of common stock at prices ranging from $1.00 to $10.00 per share held by Mehta and also provided him with certain "piggyback" registration rights with respect to shares underlying his options. The Company entered into an agreement dated October 7, 2004 with Mehta pursuant to which 100,000 of the $10.00 options were terminated, the expiration dates of the other 670,000 options were extended from June 13, 2005 to December 31, 2007 and the exercise price of 170,000 options were reduced from $10.00 to $2.34 per share. The agreement also obligates the Company to bear Mehta's legal and other expenses for the two year period from the litigation settlement will not exceed $50,000.

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

           The Company committed to pay the Referring Party a referral fee each year as follows:

                    PERCENTAGE OF                 REFERRAL BASE
                    REFERRAL BASE            FROM                TO
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

           As of December 31, 2004, no payments were required to be made under this agreement.

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

           Under the collaboration agreement, Pivotal Development will be responsible for taking the Elite formulation through clinical development and the FDA regulatory approval process. The partners are to seek a license during the development cycle from a pharmaceutical company, which has the resources to effectively market the product and share the cost of defending the product against any lawsuits.

           Elite and Pivotal are to bear costs in their respective areas of responsibility. In addition Pivotal is to pay Elite $750,000 upon attainment of certain milestones outlined in the agreement.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 3  -  COMMITMENTS AND CONTINGENCIES (Continued)
           -----------------------------

           COLLABORATIVE AGREEMENTS (Continued)

           Pivotal did not raise the capital required to move forward with the development agreement and did not go forward under the terms of the agreement. Elite is attempting to identify other partners for this project.

           In June 2001, the Company entered into two separate and distinct development and license agreements with another pharmaceutical company, ECR Pharmaceuticals, Inc. ("ECR"). The Company is developing two drug compounds for the partner in exchange for certain payments and royalties. The Company also reserves the right to manufacture the compounds. On November 15, 2004, ECR announced that it launched LODRANE 24, utilizing Elite's exclusive extended release technology, for once daily dosing. The Company is currently manufacturing commercial batches for promotion by ECR for which Elite will receive a royalty on product revenues. No amounts were earned under the agreements in the nine months ended December 31, 2004 or the nine months ended December 31, 2004.

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

           The Company is entitled to receive additional fees in advance for the final phase of the manufacturing. In addition, if and when FDA approval is obtained and if requested by Ethypharm, the Company will manufacture commercial batches of the product on terms to be agreed upon. There were no amounts earned in the nine month periods ended December 31, 2004 and 2003.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 3  -  COMMITMENTS AND CONTINGENCIES (Continued)
           -----------------------------

           EMPLOYMENT AGREEMENT (Continued)

           - The Company confirmed its grant to Mr. Berk on June 3, 2003 of options to purchase 300,000 shares of the Company's common stock at $2.01 per share. All of these options are vested.

           - The Company granted Mr. Berk options to purchase an additional 300,000 shares of its common stock, with an exercise price equal to $2.15, the closing price of the Company's common stock on the date of grant. These options will vest solely upon consummation of a Strategic Transaction, as defined.

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

           On May 14, 2004, the Company's Board of Directors appointed Bernard Berk to the position of Chairman of the Board of Directors.

           CONSULTING AGREEMENTS

           On July 3, 2003, the Company entered into an agreement with Leerink Swann & Company to provide a Valuation and a Fairness Opinion in order for the Company to complete a proposed acquisition (subsequently not effected) for which the Company paid a non-refundable retainer fee of $50,000. If and when the Board of Directors requests a Fairness Opinion, Leerink's compensation is to be $50,000. No amounts were expensed in the nine month period ended December 31, 2004 and 2003.

           The Company entered into one year consulting agreements with each of Saggi Capital Corp. and Bridge Ventures Inc. on November 4, 2003. The consultant's services include advice with respect to overall strategic planning, financing opportunities, acquisition policy, commercial and investment banking relationships and stockholder matters. In consideration of the consultant's agreement to provide services, the Company pays each consultant $75,000 in monthly installments of $6,250 and issued to each consultant a warrant to purchase 100,000 shares of the Company's common stock at a price of $2.00 per share. These agreements were extended for an additional year until November 4, 2005 at a cash fee of $6,250 per month for each.

           On June 3, 2004, the Company agreed to engage a company to provide consulting services and issued in connection therewith a five-year warrant to purchase 100,000 shares of Common Stock at a price of $2.50 per share.

           On July 20, 2004, the Company agreed to engage an individual to provide financial consulting services and issued in connection therewith a three-year warrant to purchase 50,000 shares of common stock at a price of $3.00 per share. Pursuant to the rules of the American Stock Exchange, the issuance of the warrants is to be presented for ratification by shareholders at the next Annual Meeting.

           For the three and nine month periods ended December 31, 2004, consulting expenses under these agreements amounted to an aggregate of $30,000 and $120,000, respectively. For the three months ended December 31, 2003, consulting expenses under these agreements amounted to $15,000 plus approximately $470,000 attributable to the issuance of warrants.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 4  -  SUBSEQUENT EVENTS
           -----------------

           Effective January 24, 2005, Mr. John Moore resigned as a director of the Company and a member of its Audit and Nominating Committee and was replaced by Mr. Edward Neugeboren who was appointed pursuant to the Certificate of Designation of the Series A Preferred Stock by the Placement Agent of the private placement in which the shares were sold as the agent of the Preferred Shareholders. He was appointed by the Board of Directors to the Audit and Nominating Committees.

           The Company has announced March 22, 2005 as the date of its annual shareholders meeting and the record date for such meeting is February 15, 2005.

           During the period January 1, 2005 through February 9, 2005, 245,322 shares of Series A Preferred Stock had been converted into 2,453,220 shares of common stock.

           During the period January 1, 2005 through February 9, 2005, the Company received proceeds of $313,005 from the exercise of 203,250 short-term warrants resulting in the issuance of 203,250 shares of Common Stock.

           Subsequent to December 31, 2004, the Company received proceeds of $15,000 from the exercise of 7,500 warrants resulting in the issuance of 7,500 shares of Common Stock.

                           ELITE PHARMACEUTICALS, INC.
                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2004 COMPARED TO
            THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2003

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

        The Company has included in this Quarterly Report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business, operations and financial condition. "Forward-looking statements" consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company's plans for future periods. In addition, the words "could", "expects", "anticipates", "objective", "plan", "may affect", "may depend", "believes", "estimates", "projects" and similar words and phrases are also intended to identify such forward-looking statements.

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

                           ELITE PHARMACEUTICALS, INC.
                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2004 COMPARED TO
            THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2003

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

        During the fiscal year ended March 31, 2003, the Company elected to prospectively recognize the fair value of stock options granted to employees and members of the Board of Directors, effective as of the beginning of the fiscal year. The prospective method allowed by the Financial Accounting Standards Board effects the Company's results of operations for the three and nine month periods ended December 31, 2004 and 2003 as options were granted or repriced during these periods which either vested immediately or vest over three to five years. The Company does not know the future effect of options and warrants which may be granted to employees and members of the Board of Directors. The Financial Accounting Standards Board provided three transition alternatives for recognizing stock-based compensation cost using the fair value method. If management did not elect the prospective method during the three and nine month periods ended December 31, 2004 and 2003, net loss and net loss per share would have been decreased. However, the two other methods would have required either greater compensation cost to be recognized as an expense or retroactive restatement of previously reported net loss.

RESULTS OF CONSOLIDATED OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

        As a result of inadequate funds to conduct significant research and development and the resignations in June 2003 of the Company's principal scientific officers, the Company was unable to generate revenues under its existing customer contracts or to secure revenues from other sources during the three months ended December 31, 2004. Revenues for the three months ended December 31, 2003 were $30,000, which consisted of research and development fees earned in conjunction with its distinct development, license and manufacturing agreements.

                           ELITE PHARMACEUTICALS, INC.
                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2004 COMPARED TO
            THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2003

                                   (CONTINUED)

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003 (continued)

        General and administrative expenses for the three months ended December 31, 2004 were $625,323, an increase of $230,456 or 58.4% from $394,867 for the comparable period of the prior year, substantially due to increased salaries and staff, consulting fees and the write-off of a bad debt relating to accounts receivable.

        Research and development expenses for the three months ended December 31, 2004 were $726,175, an increase of $189,452 or 35.3% from $536,723 for the comparable period of the prior year, substantially due to increases in consulting fees, lab and manufacturing supplies and raw materials.

        Other income for the three months ended December 31, 2004 was $111,442, an increase of $489,391 as compared with other expenses of $(377,949) for the three months ended December 31,2003. This increase was primarily the result of a $104,665 increase in sales of New Jersey tax losses and the $587,983 decrease in charges in the 2003 period related to the issuance of stock warrants.

        As a result of the foregoing, the Company's net loss for the three months ended December 31, 2004 was $1,285,416 compared to $1,369,149 for the comparable period of the prior year.

NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 2003

        Revenues for the nine months ended December 31, 2004 were $151,450, all realized during the first six months of the period of which $150,000 was a non-refundable payment received from Purdue Pharma L.P. granting it the right to evaluate certain abuse resistance drug formulation technology of the Company. The Company was unable to generate any significant additional revenues under its existing customer contracts for the nine months ended December 31, 2004 and any revenues, other than $30,000, during the year earlier nine month period 2003 due to inadequate funds and the resignation of the Company's principal scientific officers in 2003.

        General and administrative expenses for the nine months ended December 31, 2004 were $1,675,041, an increase of $131,115 or (8.5%) from $1,543,926 for the comparable period of the prior year, substantially due to the increases in salaries and staff, consulting fees and the write-off of a bad debt relating to accounts receivable.

        Research and development expenses for the nine months ended December 31, 2004 were $1,937,794, an increase of $457,006 or approximately 30.9% from $1,480,788 for the comparable period of the prior year, primarily the result of increased research and development wages, consulting fees, lab and manufacturing supplies and raw materials.

        Other expenses for the nine months ended December 31, 2004 were $916,362, a decrease of $782,575, or approximately 46.1% from $1,698,937 for the comparable period of the prior year, due to reductions of $1,117,764 in charges related to the issuance of stock options and warrants and a charge of $172,324 in the 2003 period related to the warrant exchange offer, offset partially by a charge relating to the repricing of stock options in the amount of $397,732.

        As a result of the foregoing the Company's net loss for the nine months ended December 31, 2004 was $4,649,827 compared to $4,963,481 for the comparable period of the prior year.

                           ELITE PHARMACEUTICALS, INC.
                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2004 COMPARED TO
            THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2003

                                   (CONTINUED)

MATERIAL CHANGES IN FINANCIAL CONDITION

        The Company's working capital (total current assets less total current liabilities), which was $1,289,764 as of March 31, 2004, increased to $3,864,412 as of December 31, 2004, primarily due to net proceeds received from the sale of Series A Preferred Stock ($5,866,600) partially offset by the $3,356,146 net cash loss from operations, exclusive of non-cash charges of $1,293,680.

        The Company experienced negative cash flows from operations of $3,610,066 for the nine months ended December 31, 2004, primarily due to the Company's net loss from operations of $4,649,827, less non-cash charges of $1,293,680, which included the charges of $397,732 in connection with the repricing of stock options, $325,558 in connection with the issuance of stock options, and $241,010 in connection with the issuance of stock warrants.

        The Company recently completed a Good Manufacturing Practices ("GMP") batch for a product currently licensed with a pharmaceutical company under a development and license agreement entered into June 2001. The Company received $30,000 in November 2003 under the Agreement and expects to complete two additional GMP batches in the near future under the terms of the licensing agreement. The Company expects to manufacture the product with revenues projected to be generated in the fourth quarter of its fiscal year ending March 31, 2005 and anticipates the earning of additional milestone payments under the Agreement subject to completion of the GMP batches.

        The Company recently entered into an agreement with Pivotal Development, L.L.C. pursuant to which the Company is to receive an aggregate of $750,000 upon attaining certain milestones. The Company anticipates that some of the milestones will be achieved the last quarter of the current fiscal year.

        No assurance can be given that the Company will consummate any of the transactions discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        For the nine months ended December 31, 2004, the Company recorded positive cash flow and financed its operations through utilization of its existing cash. In October 2004, the Company raised net cash of $5,866,600 from its private placement of its Series A Preferred Stock. The Company's working capital at December 31, 2004 was $3.8 million compared with working capital of $1.3 million at March 31, 2004. Cash and cash equivalents at December 31, 2004 were $4.6 million, an increase of $2.5 million from the $2.1 million at March 31, 2004.

                           ELITE PHARMACEUTICALS, INC.

                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2004 COMPARED TO
            THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2003

                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

        In order to conserve cash for the twelve months ending December 31, 2005, the Company intends to reduce costs by continuing the reduction of the number of products under active development to nine.

        The Company purchased machinery and equipment amounting to approximately $426,000 in the nine months ending December 31, 2004. This equipment was fully financed except for minor expenditures. No capital expenditures were made during the nine months ended December 31, 2003.

        The Company had bonds of $2,345,000 outstanding, as of December 31, 2004. The bonds bear interest at a rate of 7.75% per annum and are due on various dates between 2005 and thereafter. The bonds are secured by a first lien on the Company's facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the refinancing of the land and building the Company currently owns, the purchase of certain manufacturing equipment and related building improvements and the maintenance of a $300,000 debt service reserve. All of the restricted cash, other than the debt service reserve, is expected to be expended within twelve months and is therefore categorized as a current asset on the Company's consolidated balance sheet as of December 31, 2004. Pursuant to the terms of the bond indenture agreement pursuant to which the bonds were issued, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of December 31, 2004 the Company was in compliance with the covenants contained in the bond indenture agreement.

        On July 8, 2004, Elite Labs entered into a loan and financing agreement in order to finance the purchase of certain machinery and equipment. Elite Labs borrowed $400,000 payable in 36 monthly installments of $13,671,each, including principal and interest at 14% per annum. The first four and the last three months of scheduled payments are being held by the lender and were and will be applied to the principal balance when due. The loan is secured by two pieces of equipment and the guaranty of the Company. In addition, the Company issued to designees of the lender 50,000 warrants, which vest immediately, to purchase 50,000 shares of the Company's common stock at $4.20 per share. If the loan is repaid within nine months, 15,000 warrants will be forfeited, but the lender will be entitled to a $10,000 prepayment penalty. A charge for the cost of these warrants is reflected in the nine month period ended December 31, 2004.

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

                           ELITE PHARMACEUTICALS, INC.

                                     PART I.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2004 COMPARED TO
            THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2003

                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

        In October 2004, the Company effected a private placement of 516,558 shares of its Series A Preferred Stock for gross proceeds of $6,600,000, before payment of commission of $623,520 and other expenses. The Series A Preferred Shareholders are entitled to a preferential dividend of 8% per annum of the original issue price of $12.30 per share payable on December 1 and June 1 of each year. Dividends are payable in cash or shares of common stock valued at their fair market value as defined. The December 1, 2004 dividend of $75,076 was paid by the issuance of 26,961 shares of Common Stock. The Company believes that the net proceeds of the placement have provided sufficient cash to fund the Company's operations and capital requirements through at least September 30, 2005.

        On November 15, 2004, Elite's partner, ECR, launched LODRANE 24, a once a day allergy product, utilizing Elite's extended release technology to provide for once daily dosing. Under its agreement with ECR, Elite is currently manufacturing commercial batches of LODRANE 24 in exchange for royalties on product revenues. The Company expects to generate cash flows from these royalties commencing in its fiscal quarter ended March 31, 2005. The Company expects these royalties to provide additional cash flows to help fund its continuing operations.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company had no investments in marketable securities as of December 31, 2004 or assets and liabilities which are denominated in a currency other than U.S. dollars or involve commodity price risks.

PART II. OTHER INFORMATION

Item 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

        In addition to the sales in October 2004 of the shares of Series A Preferred Stock and the Short Term and Long Terms Warrants, which were described in the Company's Current Reports on Form 8-K (see Item 6(b)), since March 31, 2004, the Company issued or granted the following warrants or options:

        On June 3, 2004, the Company granted five year warrants to purchase 100,000 shares of Common Stock at a price of $2.50 per share to D. H. Blair Investment Banking Corp. as consideration for financial consulting services.

        On July 6, 2004, the Company issued 26,500 shares of Common Stock to CEOcast, Inc. in partial consideration for rendering during a nine-month period investor relation consulting services and agreed to provide the holder with "piggy-back" registration rights.

        On July 8, 2004, the Company issued three year warrants to purchase an aggregate of 50,000 shares of Common Stock at a price of $4.20 per share to designees of a lender in connection with the refinancing of the outstanding equipment loan, with the provision that warrants to purchase 15,000 shares will be cancelled in the event of the repayment in full of the new loan within nine months, in which event the Company is to pay $10,000 to the lender as a prepayment penalty.

        On July 20, 2004, the Company issued to Mr. Jason Lyons five-year warrants to purchase 50,000 shares of Common Stock at a price of $3.00 per share in consideration of his agreement to render financial consulting services.
Ratification of the issuance of the warrants will be sought at the Company's next Annual Meeting of Stockholders.

        CEOcast, Inc. and each of the warrant holders has agreed that no transfer of the shares, warrants or any shares acquired upon exercise of the warrants will be made unless such transfer is registered under the Act or exempt from registration under the Act.

        In the opinion of the Company, the issuance of the foregoing securities was exempt from registration under the Act by virtue of Section 4(2) of the Act.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

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

                        31.1    Certification   of   Chief   Executive   Officer
                                pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        31.2    Certification   of   Chief   Financial   Officer
                                pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        32.1    Certification   of   Chief   Executive   Officer
                                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        32.2    Certification   by   Chief   Financial   Officer
                                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                (b)     Reports on Form 8-K.

                        The following Reports on Form 8-K were filed during the three months ended December 31, 2004:

                        Report on Form 8-K filed October 12, 2004 relating to items 3.02, 3.03, 5.03 and 9.01.

                        Report on Form 8-K filed October 19, 2004 relating to items 3.02 and 9.01

                        Report on Form 8-K filed November 1, 2004 relating to items 3.02 and 9.01

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           ELITE PHARMACEUTICALS, INC.


Date: February 11, 2005    By: /s/Bernard Berk
                           ----------------------------
                           Bernard Berk
                           Chief Executive Officer
                           (Principal Executive Officer)


Date: February 11, 2005    By:  /s/Mark I. Gittelman
                           ----------------------------
                           Mark I. Gittelman
                           Chief Financial Officer and Treasurer
                           (Principal Financial and Accounting Officer)