Form 10-K
period 2005-03-31
ELITE PHARMACEUTICALS INC /DE/
filed 2005-06-29
CIK 1053369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                   FOR THE FISCAL YEAR ENDED - MARCH 31, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO______

                        COMMISSION FILE NUMBER 333-45241

                           ELITE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  22-3542636
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           165 Ludlow Avenue
         Northvale, New Jersey                                    07647

(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including                    (201) 750-2646
area code:



Securities registered pursuant                     Common Stock - $.01 par value
to Section 12(b) of the Act:                         The Common Stock is listed
                                                 on the American Stock  Exchange

Securities registered pursuant to Section                        None
12(g) of the Act:

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 20, 2005 was approximately $51,126,066 based upon the closing price of the registrant's Common Stock on the American Stock Exchange, as of June 20, 2005. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders and their respective affiliates have been deemed affiliates).

Registrant had 18,178,167 shares of Common Stock, par value $0.01 per share, outstanding as of June 20, 2005.

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

                                TABLE OF CONTENTS

                                 Form 10-K Index

                                     PART I
                                                                            PAGE
Item 1.  Business.........................................................     2
Item 2.  Properties.......................................................    23
Item 3.  Legal Proceedings................................................    23
Item 4.  Submission of Matters to a Vote of Security Holders..............    24

                                  PART II

Item 5.  Market for the Registrant's Common Equity and
               Related Stockholder Matters................................    25

Item 6.  Selected Financial Data..........................................    28

Item 7.  Management's Discussion and Analysis of Financial................    28

Item 7A. Quantitative and Qualitative Disclosures
               About Market Risk..........................................    35
Item 8.  Financial Statements and Supplementary Data......................    35
Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.....................    35
Item 9A. Controls and Procedures..........................................    36

                                 PART III

Item 10. Directors and Executive Officers of the Registrant...............    37
Item 11. Executive Compensation...........................................    42
Item 12. Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters.............    48
Item 13. Certain Relationships and Related Transactions...................    49
Item 14. Principal Accountant Fees and Services...........................    50

                                  PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports
               on Form 8-K................................................    50
Signatures  ..............................................................    54

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

         On October 24, 1997, Elite Pharmaceuticals merged with and into our predecessor company, Prologica International, Inc. ("Prologica") an inactive publicly held corporation formed under the laws of the State of Pennsylvania. At the same time, Elite Labs merged with a wholly-owned subsidiary of Prologica. Following these mergers, Elite Pharmaceuticals survived as the parent to its wholly-owned subsidiary, Elite Labs.

         On September 30, 2002, we acquired from Elan Corporation, plc and Elan International Services, Ltd. (together "Elan") Elan's 19.9% interest in Elite Research, Ltd. ("ERL"), a joint venture formed between Elite and Elan in which our initial interest was 80.1% of the outstanding capital stock (100% of the outstanding Common Stock). As a result of the termination of the joint venture, we owned 100% of ERL's capital stock. On December 31, 2002, ERL (a Bermuda Corporation) was merged into Elite Research, our wholly-owned subsidiary.

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

BUSINESS OVERVIEW AND STRATEGY

         Elite is a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled release products. Elite develops controlled release products using proprietary technology and licenses these products. The Company's strategy includes developing generic versions of controlled release drug products with high barriers to entry and assisting partner companies in the life cycle management of products to improve off-patent drug products. Elite's technology is applicable to develop delayed, sustained or targeted release pellets, capsules, tablets, granules and powders. Elite has one product currently being sold commercially and a pipeline of six drug products under development in the therapeutic areas that include cardiovascular, pain management, allergy and infection. The addressable market for Elite's pipeline of products exceeds $2 billion. Elite's current facility in Northvale, New Jersey also is a Good Manufacturing Practice (GMP) and DEA registered facility for research, development, and manufacturing.

         We have concentrated on developing orally administered controlled release drug products. These products include drugs that cover therapeutic areas for pain, angina, hypertension, allergy and infection. One of our products, 24(R), has been commercially developed and is being marketed by ECR Pharmaceuticals, our partner for this product. An additional controlled release product is under development for marketing by the same company. A third product is to be developed pursuant to a recent agreement with another pharmaceutical company.

         We are focusing our efforts on the following areas: (i) manufacturing of Lodrane 24(R) and the development and manufacture of two of the other products with partners referred to above; (ii) commercial exploitation of our products either by license and the collection of royalties, or through the manufacture of tablets and capsules using our formulations, and (iii) development of new products and the expansion of our licensing agreements with other pharmaceutical companies, including contract research and development projects, joint ventures and other collaborations.

         In an effort to reduce costs and improve focus and enhance efficiency, we reduced the number of products that we are actively developing from fifteen to seven. The seven products, one of which had been commercially developed and six that are in development, were deemed by us to be the most suitable for development given our limited resources.

         We are focusing on the development of various types of drug products, including, generic drug products (which require abbreviated new drug applications ("ANDA")) as well as branded drug products (which require new drug applications ("NDA") under Section 505(b)(1) or 505(b)(2) of the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Drug Price Act").

         We intend to continue to collaborate  in the  development of additional
products  with  our  current   partners.   We  also  plan  to  seek   additional
collaborations to develop more drug products.

         We believe that our business strategy enables us to reduce our risk by having a diverse product portfolio that includes both branded and generic products in various therapeutic categories; and building collaborations and establishing licensing agreements with companies with greater resources thereby allowing us to share costs of development and to improve cash-flow.

RESEARCH AND DEVELOPMENT

         During each of the last three fiscal years, we have focused on research and development activities. We spent $2,698,641 in the fiscal year ended March 31, 2005, $2,075,074 in the fiscal year ended March 31, 2004 and $2,013,579 in the fiscal year ended March 31, 2003 on research and development activities.

         Of our  seven  controlled  release  products,  two  are for  pain  (the
Oxycodone CR and a related abuse resistant product), one (diltiazem) is for cardiovascular indications, two are for allergy indications, one is for an anti-infective indication and one is for an undisclosed indication. One of the allergy products has been developed and is being marketed by a pharmaceutical company which has the responsibility for regulatory matters and is to market the second drug for allergy indications upon completion of its commercial development. The drug for the undisclosed indication is to be developed by us pursuant to a March 30, 2005 agreement. See "Manufacturing and Development Contracts".

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

--------------------------------------------------------------------------------
        PRODUCT            BRANDED       APPROX. U.S.     NDA/   INDICATION
                          PRODUCT(A)   SALES FOR BRANCD   ANDA
                                         AND/OR GENERIC
                                           PRODUCTS
                                           (2004)
                                              $MM(B)
--------------------------------------------------------------------------------
1   Oxycodone CR           OxyContin(R)      $2,000       NDA        Pain

    Once a day             twice a day
--------------------------------------------------------------------------------
2   Product using abuse       N/A              N/A        NDA        Pain
    resistant technology
    (ART) for use with
    Oxycodone (or other
    opioids)

    Once a day

    Twice a day(c)
--------------------------------------------------------------------------------
3   Diltiazem              Cardizem CD(R)     $300       ANDA     Cardiovascular

    Once a day
--------------------------------------------------------------------------------
4   Undisclosed product    Undisclosed         $80       ANDA       Undisclosed
    with a partner
--------------------------------------------------------------------------------
5   Undisclosed product       N/A              N/A   Undisclosed     Allergy
    with partner

--------------------------------------------------------------------------------
6   Undisclosed            Undisclosed        $100       ANDA       Infection

    Twice a day
--------------------------------------------------------------------------------


(a) The name of our competitor's branded product.

(b) Indicates the approximate amount of sales of our competitor's product and not the sales of any of our products.

(c) An IND was filed and accepted by the FDA with respect to the Twice a day.


         The table below presents information with respect to the development of six of the products under development. For some of the products, we intend to make NDA filings under Sections 505(b)(1) or 505(b)(2) of the Drug Price Act. Accordingly, we anticipate, as to which there is no assurance, that the development timetable for the products for which such NDA filings are made would be shorter and less expensive. Completion of development of products by us depends on a number of factors, however, and there can be no assurance that specific time frames will be met during the development process or that the development of any particular products will be continued.

         In the table, Pilot Phase I studies for the NDA products are generally preliminary studies done in healthy human subjects to assess the tolerance/safety and pharmacokinetics of the product. Additional larger studies in humans will be required prior to submission of the product to the FDA for review. Pilot bioequivalence studies are initial studies done in humans for generic products and are used to assess the likelihood of achieving bioequivalence for generic products. Larger pivotal bioequivalence studies will be required prior to submission of the product to the FDA for review.

--------------------------------------------------------------------------------
        DEVELOPMENT STAGE           NUMBER OF PRODUCTS             NDA/ANDA
--------------------------------------------------------------------------------
           Preclinical                      1                        ANDA
--------------------------------------------------------------------------------
       Pilot Phase I study                  2                         NDA
--------------------------------------------------------------------------------
    Pilot bioequivalence study              2                        ANDA
--------------------------------------------------------------------------------
           Pre-Clinical                     1                         (1)
--------------------------------------------------------------------------------

(1) The partner is handling the FDA and other regulatory filings in connection with the product.

MANUFACTURING AND DEVELOPMENT CONTRACTS

         In September 1999 Elite entered into an agreement with an undisclosed partner to co-develop a chrono diltiazem product. A pilot pharmacokinetic study has been conducted, but until we have additional resources to devote to this product and locate a partner, we will not perform further clinical studies.

         In June 2001, we entered into two development contracts pursuant to which we agreed to commercially develop two products in exchange for development fees, certain payments, royalties and manufacturing rights. One product, Lodrane 24(R), was first commercially offered in November 2004, and our revenues for manufacturing the product and a royalty on sales for the year ended March 31, 2005 aggregated $150,030. Development of the second product continues.

         The payments under the foregoing agreements for the years ended March 31, 2004 and 2005 were not material.

         On March 30, 2005, we entered into a three party agreement with a marketing company and a formulation development company pursuant to which we are to commercially develop a drug with the marketing company to share in the development costs. Upon its development and the securing of the required FDA approval by the formulation development company, we are to manufacture and sell the commercially developed drug to the marketing company for distribution. In addition to the transfer price to the marketing company, we are to share the profits, if any, realized upon sales.

JOINT VENTURE WITH ELAN

         A joint research venture with Elan (ERL) was funded through capital contributions from its partners based on the partners' respective ownership percentage.

         The joint venture was terminated on December 31, 2002 and ERL was merged into a new Delaware corporation, Elite Research, our wholly-owned subsidiary.

         Under the Termination Agreement, we acquired all proprietary, development and commercial rights for the worldwide markets for the products developed by the joint venture. In exchange for this assignment, we agreed to pay Elan a royalty on certain revenues that may be realized in the future from the once-a-day Oxycodone product that was in development by the joint venture, if and when FDA approval is obtained. In the future, we will be solely responsible for funding product development, which funding we anticipate will be derived from internal resources or through loans or investment by third parties. The joint venture had completed the initial Phase I study for its first product, the once-a-day Oxycodone formulation. Currently there is no once-a-day formulation for this compound on the market. This compound is part of our development pipeline.

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

PATENTS

         Since our incorporation, we have secured five United States patents. Two have been assigned for a fee to another pharmaceutical company. In addition one patent has been allowed, but not yet issued and we have pending applications for three United States patents and five foreign patents.

         The pending patent applications relate to three different control release pharmaceutical products on which we are working. Included among these patent applications is an application for a U.S. patent for a narcotic agonist and antagonist product that we are developing to be used with oxycodone and other narcotics to minimize the abuse potential for the narcotics. We intend to apply for patents for other products in the future; however, there can be no assurance that any of the pending applications or other applications which we may file will be granted.

         Prior to the enactment in the United States of new laws adopting certain changes mandated by the General Agreement on Tariffs and Trade (GATT), the exclusive rights afforded by a U.S. Patent were for a period of 17 years measured from the date of grant. Under GAAT, the term of any U.S. Patent granted on an application filed subsequent to June 8, 1995, terminates 20 years from the date on which the patent application was filed in the United States or the first priority date, whichever occurs first. Future patents granted on an application filed before June 8, 1995, will have a term that terminates 20 years from such date, or 17 years from the date of grant, whichever date is later.

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

TRADEMARKS

         We have received Notices of Allowance from the U.S. Patent and Trademark Office granting trademark protection for four trademarks. However, since we currently plan to license our products to marketing partners and not to sell under our brand name, we do not currently intend to register or maintain any trademarks.

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

         NDAS  AND  NDAS UNDER SECTION 505(B) OF THE DRUG PRICE ACT

         The FDA approval procedure for an NDA is generally a two-step process. During the Initial Product Development stage, an investigational new drug application ("IND") for each product is filed with the FDA. A 30-day waiting period after the filing of each IND is required by the FDA prior to the commencement of initial clinical testing. If the FDA does not comment on or question the IND within such 30-day period, initial clinical studies may begin. If, however, the FDA has comments or questions, they must be answered to the satisfaction of the FDA before initial clinical testing can begin. In some instances this process could result in substantial delay and expense. These initial clinical studies generally constitute Phase I of the NDA process and are conducted to demonstrate the product tolerance/safety and pharmacokinetic in healthy subjects. After Phase I testing, extensive efficacy and safety studies in patients must be conducted. After completion of the required clinical testing, an NDA is filed, and its approval, which is required for marketing in the United States, involves an extensive review process by the FDA. The NDA itself is a complicated and detailed application and must include the results of extensive clinical and other testing, the cost of which is substantial. However, the NDA filings contemplated by us on already marketed drugs would be made under Sections 505 (b)(1) or 505 (b)(2) of the Drug Price Act, which do not require certain studies that would otherwise be necessary; accordingly, the development timetable should be shorter. While the FDA is required to review applications within a certain timeframe in the review process, the FDA frequently requests that additional information be submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is actually approved, there can be no assurance that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of our developed products are also subject to FDA regulation. It is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product.

         Whether or not FDA approval has been obtained, approval of the product by comparable regulatory authorities in any foreign country must be obtained prior to the commencement of marketing of the product in that country. The Company intends to conduct all marketing in territories other than the United States through other pharmaceutical companies based in those countries. The approval procedure varies from country to country, can involve additional testing, and the time required may differ from that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. After such approvals are obtained, further delays may be encountered before the products become commercially available.

         ANDAS

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

         CONTROLLED SUBSTANCES

         We are also subject to federal, state, and local laws of general applicability, such as laws relating to working conditions. We are also licensed by, registered with, and subject to periodic inspection and regulation by the Drug Enforcement Agency (DEA) and New Jersey state agencies, pursuant to federal and state legislation relating to drugs and narcotics. Certain drugs that we currently develop or may develop in the future may be subject to regulations under the Controlled Substances Act and related statutes. As we manufacture such products, we may become subject to the

Prescription Drug Marketing Act, which regulates wholesale distributors of prescription drugs.

         GMP

         All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must be operated in conformity with GMP regulations issued by the FDA. The Company engages in manufacturing on a commercial basis for distribution of products, and operates its facilities in accordance with GMP regulations. If we hire another company to perform contract manufacturing for us, we must ensure that our contractor's facilities conform to GMP regulations.

COMPLIANCE WITH ENVIRONMENTAL LAWS

         We are subject to comprehensive federal, state and local environmental laws and regulations that govern, among other things, air polluting emissions, waste water discharges, solid and hazardous waste disposal, and the remediation of contamination associated with current or past generation handling and disposal activities, including the past practices of corporations as to which we are the successor legally or in possession. We do not expect that compliance with such environmental laws will have a material effect on our capital expenditures, earnings or competitive position in the foreseeable future. There can be no assurance, however, that future changes in environmental laws or regulations, administrative actions or enforcement actions, or remediation obligations arising under environmental laws will not have a material adverse effect on our capital expenditures, earnings or competitive position.

COMPETITION

         We have competition with respect to our two principal areas of operation. We develop and manufacture products using controlled-release drug technology for other pharmaceutical companies, and we develop and market (either on our own or by license to other companies) proprietary controlled-release pharmaceutical products. In both areas, our competition consists of those companies which develop controlled-release drugs and alternative drug delivery systems.

         In recent years, an increasing number of pharmaceutical companies have become interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. We expect that competition in the field of drug delivery will significantly increase in the future since smaller specialized research and development companies are beginning to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of these companies have greater financial and other resources as well as more experience than we do in commercializing pharmaceutical products. Certain companies have a track record of success in developing controlled-
release drugs. Significant among these are Alpharma, Inc., Andrx Corporation, Mylan Laboratories, Inc., Par Pharmaceuticals, Inc., Teva Pharmaceuticals Industries Ltd., Biovail Corporation, Ethypharm S.A., Eurand, Impax Laboratories, Inc., K-V Pharmaceutical Company and Penwest Pharmaceuticals Company. Each of these companies has developed expertise in certain types of drug delivery systems, although such expertise does not carry over to developing a controlled-release version of all drugs. Such companies may develop new drug formulations and products or may improve existing drug formulations and products more efficiently than we can. In addition, almost all of our competitors have vastly greater resources than we do. While our product development capabilities and, if obtained, patent protection may help us to maintain our market position in the field of advanced drug delivery, there can be no assurance that others will not be able to develop such capabilities or alternative technologies outside the scope of our patents, if any, or that even if patent protection is obtained, such patents will not be successfully challenged in the future.

SOURCES AND AVAILABILITY OF RAW MATERIALS; MANUFACTURING

         We manufacture for commercial sale by our partner, ECR Pharmaceuticals, one product, Lodrane 24(R) and for which to date we have obtained sufficient amounts of the raw materials for its production. We are not currently in the manufacturing phase for any other products and do not expect that significant amounts of raw materials will be required for their production. We currently obtain the raw materials that we need from over twenty suppliers.

         We   have   acquired   pharmaceutical   manufacturing   equipment   for
manufacturing our products. We have registered our facilities with the FDA and the DEA.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

         Each year we have had one or a few customers that have accounted for a large percentage of our limited sales therefore the termination of a contract with a customer may result in the loss of substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar revenue.

EMPLOYEES

         As of June 20, 2005, we had 16 full-time employees and 2 part-time employees. Both full-time and part-time employees are engaged in administration, research and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

RISK FACTORS

         In addition to the other  information  contained  in this  report,  the
following  risk  factors  should  be  considered   carefully  in  evaluating  an
investment in Elite and in analyzing our forward-looking statements.

OUR CONTINUING LOSSES ENDANGER OUR VIABILITY AS A GOING-CONCERN AND HAVE CAUSED OUR AUDITORS TO ISSUE "GOING CONCERN" ANNUAL AUDIT REPORTS.

         We reported net losses of $5,906,890, $6,514,217 and $4,061,422 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. At March 31, 2005, we had an accumulated deficit of approximately $41.1 million, consolidated assets of approximately $9.2 million, stockholders' equity of approximately $5.7 million, and working capital of approximately $3.3 million. Our products are in the development and early deployment stage and have not generated any significant revenue to date. Our independent auditors have issued a "going concern" audit report for our financial statements for each of the fiscal years ended March 31, 2005, March 31, 2004 and March 31, 2003.

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

WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES.

         To date, we have not been profitable, and since our inception in 1990, we have not generated any significant revenues. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have sustained losses in each year since our incorporation in 1990. We incurred net losses of $5,906,890, $6,514,217, $4,061,422, and $1,774,527 for the years ended
March 31, 2005, 2004, 2003 and 2002, respectively. We expect to realize significant losses for the current year of operation. We expect to continue to incur losses until we are able to generate sufficient revenues to support our operations and offset operating costs.

OUR FOUNDER AND FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER RESIGNED IN JUNE 2003 ALL OF HIS POSITIONS WITH ELITE, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON US.

         On June 3, 2003, Dr. Atul M. Mehta, our founder and former President and Chief Executive Officer resigned from all of his positions with Elite. In the past, we relied on Dr. Mehta's scientific expertise in developing our products. There can be no assurance that we will successfully replace Dr. Mehta's expertise. In addition, the loss of Dr. Mehta's services may adversely affect our relationships with our contract partners.

         Pursuant to an agreement in April 2004 and a related agreement in October 2004, to settle a litigation initiated by Dr. Mehta in July 2003 for alleged breach of his employment agreement, the Company extended the expiration dates to November 30, 2007 of options to purchase 670,000 shares of Common Stock held by Dr. Mehta and reduced the exercise price of certain of the options and he relinquished any rights to the Company's intellectual property and agreed to certain non-disclosure and non-competition covenants. The Company also provided him with certain "piggyback" registration rights with respect to the shares issuable upon exercise of the foregoing options granted by the Company. Dr. Mehta and members of his family sold in October 2004 an aggregate of 1,362,200 shares of Common Stock representing all of his and his affiliates holdings of securities of the Company except for the foregoing options.

OUR RESEARCH ACTIVITIES ARE CHARACTERIZED BY INHERENT RISK AND WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP PRODUCTS FOR COMMERCIAL USE THAT ARE IN OUR PIPELINE.

         Our research activities are characterized by the inherent risk that the research will not yield results that will receive FDA approval or otherwise be suitable for commercial exploitation.

         As of March 31, 2005, we have entered into agreements with respect to the marketing upon development of three drugs. Each agreement provides that we are to commercially develop the product and upon securing by a partner or partners having FDA approval or other regulatory approval, if required, we will manufacture the product and sell it to a partner or marketing partner for distribution. The commercial development of one of the three drugs has been completed and the two other drugs are under development. No assurance can be given that sales, if any, by any marketing partner will result in profit for Elite from the product.

         Of the four additional products and on which we are devoting substantial attention, two are in pilot Phase I studies and two are in the pilot bioequivalence stage. Additional studies including either pivotal bioequivalence or efficacy studies will be required for these products before commercialization.

         In order for any of these four products to be commercialized, the FDA requires successful completion of pivotal biostudies to file an ANDA followed by successful completion of pivotal clinical trials before filing a ND. The FDA next requires successful completion of comparative studies for drug listed products are required. ANDAs are filed with respect to generic versions of existing FDA approved products while NDAs are filed with respect to new products.

WE  COULD  EXPERIENCE   DIFFICULTY  IN  DEVELOPING  AND  INTEGRATING   STRATEGIC
ALLIANCES, CO-DEVELOPMENT OPPORTUNITIES AND OTHER RELATIONSHIPS.

         With respect to products that are developed and are available for commercial sale, we intend to pursue product-specific licensing, marketing agreements, co-development opportunities and other partnering arrangements in connection with the distribution of the product. We have entered into partnership arrangements as to three products but no assurance can be given that we will be able to locate other partners or that the arrangement will be suitable. In addition, assuming we identify suitable partners, the process of effectively entering into these arrangements involves risks such that our management's attention may be diverted from other business concerns and that we may have difficulty integrating the new arrangements into our existing business.

OUR LIMITED EXPERIENCE IN CONDUCTING CLINICAL TRIALS AND SUBMITTING NDAS AND THE UNCERTAINTIES INHERENT IN CLINICAL TRIALS COULD RESULT IN DELAYS IN PRODUCT DEVELOPMENT AND COMMERCIALIZATION.

         Prior to seeking FDA approval for the commercial sale of any drug we develop, which does not qualify for the FDA's abbreviated application procedures, we or our partner must demonstrate through clinical trials that these products are safe and effective for use. We have limited experience in conducting and supervising clinical trials. The process of completing clinical trials and preparing an NDA may take several years and requires substantial resources. Our studies and filings may not result in FDA approval to market our new drug products and, if the FDA grants approval, we cannot predict the timing of any approval.

IF OUR CLINICAL TRIALS ARE NOT SUCCESSFUL OR TAKE LONGER TO COMPLETE THAN WE EXPECT, WE MAY NOT BE ABLE TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

         In order to obtain regulatory approvals for the commercial sale of our potential products, we will be required to complete clinical trials in humans to demonstrate the safety and efficacy of the products. We may not be able to obtain authority from the FDA or other regulatory agencies to commence or complete these clinical trials.

         The results from preclinical testing of a product that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale advanced stage clinical trials. Furthermore, we or the FDA may suspend clinical trials at any time if the subjects participating in such trials are being exposed to unacceptable health risks, or for other reasons.

         The rate of completion of clinical trials is dependent in part upon the rate of enrollment of subjects. A favorable clinical trial result is a function of many factors including the size of the subject population, the proximity of subjects to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. Delays in planned subject enrollment may result in increased costs and program delays.

         We may not be able to successfully complete any clinical trial of a potential product within any specified time period. In some cases, we may not be able to complete the trial at all. Moreover, clinical trials may not show any potential product to be safe or efficacious. Thus, the FDA and other regulatory authorities may not approve any of our potential products for any indication.

     Our business, financial condition, or results of operations could be materially adversely affected if:

o we are unable to complete a clinical trial of one of our potential products;

o    the results of any clinical trial are unfavorable; or

o    the time or cost of completing the trial exceeds our expectations.

WE ARE DEPENDENT ON A SMALL NUMBER OF SUPPLIERS FOR OUR RAW MATERIALS, AND ANY DELAY OR UNAVAILABILITY OF RAW MATERIALS CAN MATERIALLY ADVERSELY AFFECT OUR ABILITY TO PRODUCE PRODUCTS.

         The FDA requires identification of raw material suppliers in applications for approval of drug products. If raw materials were unavailable from a specified supplier, FDA approval of a new supplier could delay the manufacture of the drug involved. In addition, some materials used in our products are currently available from only one supplier or a limited number of suppliers. Further, a significant portion of our raw materials may be available only from foreign sources. Foreign sources can be subject to the special risks of doing business abroad, including:

o greater possibility for disruption due to transportation or communication problems;

o    the relative instability of some foreign governments and economies;

o interim price volatility based on labor unrest, materials or equipment shortages, export duties, restrictions on the transfer of funds, or fluctuations in currency exchange rates; and

o uncertainty regarding recourse to a dependable legal system for the enforcement of contracts and other rights.

         In addition, recent changes in patent laws in certain foreign jurisdictions (primarily in Europe) may make it increasingly difficult to obtain raw materials for research and development prior to expiration of applicable United States or foreign patents. Any inability to obtain raw materials on a timely basis, or any significant price increases that cannot be passed on to customers, could have a material adverse effect on us.

         The delay or unavailability of raw materials can materially adversely affect our ability to produce products. This can materially adversely affect our business and operations.

IF WE NEED ADDITIONAL FINANCING IN ORDER TO SATISFY OUR SIGNIFICANT CAPITAL REQUIREMENTS AND ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, IT WOULD IMPAIR OUR ABILITY TO CONTINUE TO DO BUSINESS.

         We completed a $6,600,000 private placement in October 2004 of (i) 516,558 shares of our Series A Preferred Stock convertible into shares of Common Stock, (ii) warrants ("Short Term Warrants") expiring December 31, 2005 to purchase an aggregate of 2,582,790 shares of Common Stock at prices ranging from $1.54 to $1.84, (iii) warrants ("Long Term Warrants") expiring December 27, 2009 to purchase 2,582,790 shares of Common Stock at prices ranging from $1.54 to $1.84 per share, and (iv) additional Long Term Warrants issued to the Placement Agent to purchase 494,931 shares of Common Stock at prices ranging from $1.23 to $1.47 per share. All of the shares of the Series A Preferred Stock have been converted into an aggregate of 5,265,516 shares of Common Stock, including 26,961 shares of Common Stock issued as payment of the accrued dividend on December 1, 2004. Based on our currently proposed plans and assumptions relating to our operations, we anticipate that we will have sufficient capital to satisfy our contemplated cash requirements through March 31, 2006. After that time, we may require additional financing. In particular, we expect to make substantial expenditures as we further develop and seek to commercialize our products. As of March 31, 2005, our cash position was $3.9 million. Based on current expenditures, we are depleting cash at the rate of $300,000 per month. We expect that our rate of spending will accelerate as the result of increased costs and expenses associated with seeking regulatory approval and commercialization of products now in development. We have no current arrangements with respect to additional financings other than the potential exercise of the Short Term and Long Term Warrants issued in the October 2004 private placement, the Class B and Class C Warrants and other warrants and options that are currently outstanding. We have no way of knowing whether any of the options or warrants will be exercised and if so the extent by which their exercise will be pursuant to cashless exercise provisions. We do not currently have commitments for their exercise or other financing, and so do not know whether additional financing would be available to us on favorable terms, or at all. Our inability to obtain additional financing when needed would impair our ability to continue our business.

         If any future financing involves the further sale of our securities, our then-existing stockholders' equity could be substantially diluted. On the other hand, if we incurred debt, we would be subject to risks associated with indebtedness, including the risk that interest rates might fluctuate and cash flow would be insufficient to pay principal and interest on such indebtedness. If our plans change, or our assumptions change or prove to be inaccurate, or our cash flow proves to be insufficient to fund our operations due to unanticipated expenses or problems, we would be required to seek additional financing sooner than anticipated.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND AVOID CLAIMS THAT WE INFRINGED ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, OUR ABILITY TO CONDUCT BUSINESS MAY BE IMPAIRED.

         Our success, competitive position and amount of royalty income, if any, will depend in part on our ability to obtain patent protection in various jurisdictions related to our technologies, processes and products. We intend to file patent applications seeking such protection, but we cannot be certain that these applications will result in the issuance of patents. If patents are issued, third parties may sue us to challenge such patent protection, and although we know of no reason why they should prevail, it is possible that they could. It is likewise possible that our patents may not prevent third parties from developing similar or competing products. In addition, although we are not aware of any threatened or pending actions by third parties asserting that we have infringed on their patents, and are not aware of any actions we have taken that would lead to such a claim, it is possible that we might be sued for infringement. The cost involved in bringing suits against others for infringement of our patents, or in defending any suits brought against us, can be substantial. We may not possess sufficient funds to prosecute or defend such suits. If our products were found to infringe upon patents issued to others, we would be prohibited from manufacturing or selling such products and we could be required to pay substantial damages.

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

THE PHARMACEUTICAL INDUSTRY IS SUBJECT TO EXTENSIVE FDA REGULATION AND FOREIGN REGULATION, WHICH PRESENTS NUMEROUS RISKS TO US.

         The manufacturing and marketing of pharmaceutical products in the United States and abroad are subject to stringent governmental regulation. The sale of any of our products for use in humans in the United States will require the approval of the FDA. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards that apply to the clinical testing, manufacture and marketing of pharmaceutical products. Obtaining FDA approval for a new therapeutic product may take several years and involve substantial expenditures. The six products currently under development have not yet been approved for sale or use in humans in the United States or elsewhere.

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

IF KEY PERSONNEL WERE TO LEAVE ELITE OR IF WE ARE UNSUCCESSFUL IN ATTRACTING QUALIFIED PERSONNEL, OUR ABILITY TO DEVELOP PRODUCTS COULD BE MATERIALLY HARMED.

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

IF WE WERE SUED ON A PRODUCT LIABILITY CLAIM, AN AWARD COULD EXCEED OUR INSURANCE COVERAGE AND COST US SIGNIFICANTLY.

         The design, development and manufacture of our products involve an inherent risk of product liability claims. We have procured product liability insurance having a maximum limit of $5,000,000; however, a successful claim against us in excess of the policy limits could be very expensive to us, damaging our financial position. The amount of our insurance coverage, which has been limited due to our limited financial resources, may be materially below the coverage maintained by many of the other companies engaged in similar activities. To the best of our knowledge, no product liability claim has been made against us as of March 31, 2005.

OUR STOCK PRICE HAS BEEN VOLATILE AND MAY FLUCTUATE IN THE FUTURE.

         There has been significant volatility in the market prices for publicly traded shares of pharmaceutical companies, including ours. For the twelve months ended March 31, 2005, the closing sale price on the American Stock Exchange of our Common Stock fluctuated from a high of $4.79 per share to a low of $1.05 per share. The per share price of our Common Stock may not remain at or exceed current levels. The market price for our Common Stock, and for the stock of pharmaceutical companies generally, has been highly volatile. The market price of our Common Stock may be affected by:

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

All of the 516,558 shares of Series A Preferred Stock originally issued in the private placement of October 2004 have been converted into an aggregate of 5,238,555 shares of Common Stock and have been registered under the Securities Act of 1933 for resale. In addition, we have registered under the Securities Act of 1933, as amended for reoffering 5,660,511 shares of Common Stock which may be acquired upon exercise of the Short Term Warrants, Long Term Warrants and the Placement Agent Warrants as well as 670,000 shares which may be acquired upon exercise of options at prices ranging from $1.00 to $3.00 per share granted to Dr. Atul Mehta. As of this date sales of substantial amounts of the Common Stock in the public market are eligible for sale by these holders. Perceptions that substantial sales may take place in the future may lower the Common Stock's market price.

THE FAILURE TO MAINTAIN THE AMERICAN STOCK EXCHANGE LISTING OF THE COMMON STOCK WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE MARKET FOR THE COMMON STOCK AND ITS MARKET PRICE.

         One of the requirements for the continued listing of Common Stock on the American Stock Exchange for a company that has net losses for its five most recent fiscal years is that it have a stockholders' equity of at least $6,000,000. The Company has sustained a net loss for the year ending March 31, 2005, and as a result will have sustained net losses in its five most recent fiscal years. As of March 31, 2005, the Company had stockholders equity of approximately $5.7 million. The related provision of the American Stock Exchange guide provides that the Exchange will not normally consider removing a stock from listing if the total value of the Company's market capitalization as of the end of its most recent fiscal year is at least $50,000,000 as well as satisfying other conditions which the Company meets and expects to meet. The failure to maintain listing of the Common Stock on the Exchange will have an adverse effect on the market and the market price for the Common Stock.

THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK OR OUR PREFERRED STOCK COULD MAKE A CHANGE OF CONTROL MORE DIFFICULT TO ACHIEVE.

         The issuance of additional shares of the Company's Common Stock or the issuance of shares of an additional series of Preferred Stock could be used to make a change of control of the Company more difficult and expensive. Under certain circumstances, such shares could be used to create impediments to or frustrate persons seeking to cause a takeover or to gain control of the Company. Such shares could be sold to purchasers who might side with the Board in opposing a takeover bid that the Board determines not to be in the best interests of its stockholders. It might also have the effect of discouraging an attempt by another person or entity through the acquisition of a substantial number of shares of the Company's Common Stock to acquire control of the Company with a view to consummating a merger, sale of all or part of the Company's assets, or a similar transaction, since the issuance of new shares could be used to dilute the stock ownership of such person or entity.

IF PENNY STOCK REGULATIONS BECOME APPLICABLE TO OUR COMMON STOCK THEY WILL IMPOSE RESTRICTIONS ON THE MARKETABILITY OF OUR COMMON STOCK AND THE ABILITY OF OUR STOCKHOLDERS TO SELL SHARES OF OUR STOCK COULD BE IMPAIRED.

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

         We are currently using our facilities as a laboratory, manufacturing and office space. Properties used in our operations are considered suitable for the purposes for which they are used and are believed to be adequate to meet our needs for the reasonably foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

            In the ordinary course of business, we may be party to litigation from time to time.

         The Company and Dr. Mehta, the Company's former President and Chief Executive Officer entered into a settlement agreement in April 2004 and a related agreement in October 2004, to settle a litigation initiated by Dr. Mehta in July 2003 for alleged breach of his employment agreement. The agreements provide for the extension of the expiration dates to December 31, 2007 of options to purchase 670,000 shares of Common Stock held by Dr. Mehta, the reduction of the exercise price of 170,000 options from $10.00 to $2.34 per share and his relinquishment of any rights to the Company's intellectual property and agreement to certain non-disclosure and non-competition covenants. The Company also provided him with certain "piggyback" registration rights with respect to the shares issuable upon exercise of the foregoing options granted by the Company. Dr. Mehta and members of his family sold in October 2004 an aggregate of 1,362,200 shares of Common Stock representing all of his and his affiliates holdings of Common Stock of the Company and the Company has registered for resale the 670,000 shares of Common Stock which may be issued upon exercise of the options.

         We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of stockholders during the fourth quarter of our fiscal year ended March 31, 2005. However at the Annual Meeting of Stockholders held on April 15, 2005 the stockholders (i) elected as its four Directors Mr. Bernard Berk, Mr. Edward Neugeboren, Dr. Melvin Van Woert and Mr. Barry Dash, Ph. D; (ii) approved an amendment to our 2004 Stock Option Plan increasing the number of shares subject to the Plan to 4,000,000 shares; (iii) ratified the actions of the Board of Director's amending an option granted to a former officer and director and the issuance of warrants granted to a consultant and (iv) ratified the engagement of Miller Ellin & Co., LLP as the Company's independent auditors for the year ending March 31, 2005.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is quoted on the American Stock Exchange under the symbol "ELI". The following table shows, for the periods indicated, the high and low sales prices per share of our Common Stock as reported by the American Stock Exchange.

                                  COMMON STOCK

QUARTER ENDED                                             HIGH          LOW

FISCAL YEAR
ENDING MARCH 31, 2005:
March 31, 2005.............................................$4.79       $1.15
December 31, 2004..........................................$4.01       $1.20
September 30, 2004.........................................$2.35       $1.05
June 30, 2004 .............................................$4.31       $2.15

FISCAL YEAR
ENDING MARCH 31, 2004:
March 31, 2004.............................................$3.80       $2.40
December 30, 2003..........................................$3.30       $2.70
September 30, 2003.........................................$3.49       $2.05
June 30, 2003 .............................................$3.49       $1.25

FISCAL YEAR
ENDING MARCH 31, 2003:
March 31, 2003.............................................$2.20       $1.45
December 31, 2002..........................................$3.15       $1.80
September 30, 2002.........................................$5.25       $2.41
June 30, 2002..............................................$7.75       $4.50

FISCAL YEAR
ENDING MARCH 31, 2002:
March 31, 2002.............................................$8.30       $5.65
December 31, 2001..........................................$7.75       $5.90
September 30, 2001........................................$11.50       $5.10
June 30, 2001.............................................$11.45       $4.85

         On June 20, 2005, the last reported sale price of our Common Stock, as reported by the American Stock Exchange, was $2.84 per share.

         As of June 20, 2005, there were approximately 122 holders of record and approximately 1,650 beneficial owners of our Common Stock. We are informed and believe that as of June 20, 2005, Cede & Co. held 15,846,250 shares of our Common Stock as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004. It is our understanding that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership therein and that such shares are held for the account of numerous other persons.

         We have never paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

         Please see our Quarterly Report on Form 10-Q for the three month periods ending June 30, 2004, September 30, 2004 and December 31, 2004 and our Current Reports on Form 8-K dated October 6, 2004, October 12, 2004 and October 26, 2004 for information concerning our issuances of unregistered securities during the 12 months ended March 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

          As of March 31, 2005, we had authorized the issuance of 1,500,000 shares of Common Stock upon exercise of options pursuant to our Stock Option Plan (which was approved by our stockholders on June 22, 2004 and amended by our stockholders on April 15, 2005 to increase to 4,000,000 the number of shares subject to our Stock Option Plan). As of March 31, 2005, under the 2004 Stock Option Plan, there was an aggregate of 93,300 shares of Common Stock issuable upon exercise of outstanding options having a weighted average exercise price of $2.34. In addition, there was an aggregate of 2,005,000 shares of Common Stock issuable upon exercise of other outstanding options granted to employees and directors having a weighted average exercise price of $2.16.

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

         Of the incentive stock options outstanding, options for 93,300 shares with an exercise price of $2.34 per share were granted on June 22, 2004 to employee holders of outstanding options previously granted by the Company having on the date of the grant a higher exercise price; such grants subject to the cancellation of the previously granted options. To the extent that stock options previously granted are not surrendered for cancellation then options exercisable for that same number of shares of Common Stock will be available for grant under the Plan. Such grants may be deemed repricing of the outstanding options and will result in charges to earnings of the Company equal to the difference between (i) the fair value of the vested portion of the new options granted, utilizing the Black-Scholes options pricing model on each grant date and (ii) the charges to earnings previously made as a result of the grants of the options being replaced, which will have a dilutive effect on the earnings per share and, as a result, will likely have an adverse effect on the market price of the Common Stock of the Company.

         Options to purchase 30,000 shares of Common Stock were granted under the Plan on June 22, 2004 to each of Bernard Berk, our Chief Executive Officer and a Director, and Mr. John A. Moore, Mr. Harmon Aronson, and Dr. Eric L. Sichel, each of whom was then a Director of the Company, exercisable at $2.34 per share.

         Unless earlier terminated by the Board of Directors, the Plan (but not outstanding options) terminates on March 1, 2014, after which no further awards may be granted under the Plan. The Plan is administered by the full Board of Directors or, at the Board's discretion, by a committee of the Board consisting of at least two persons who are "disinterested persons" defined under Rule 16b-2(c)(ii) under the Securities Exchange Act of 1934, as amended (the "Committee"). As of March 31, 2005, the full Board of Directors administers the Plan and no Committee has been appointed.

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


                             2005             2004              2003               2002                 2001
                             ----             ----              ----               ----                 ----

Net Revenues           $301,480          $    258,250     $   630,310        $  1,197,507       $     95,246
Net (loss)             $(5,906,890)      $(6,514,217)     $(4,061,422)       $(1,774,527)       $(13,964,981)
Net (loss) per             $(0.47)           $(0.58)           $(0.40)            $(0.19)             $(1.53)
common share
Total Assets           $9,245,292        $7,853,434       $8,696,222         $12,724,498        $12,350,301
Long-term obligations  $2,367,128        $2,495,000       $2,720,000         $3,788,148         $2,765,000
Weighted average       12,869,924        11,168,618       10,069,991         9,561,299          9,135,369
number of shares
outstanding



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The following discussion and analysis should be read with the financial statements and accompanying notes, included elsewhere in this Annual Report on Form 10-K. It is intended to assist the reader in understanding and evaluating our financial position.

OVERVIEW

         Elite Pharmaceuticals is a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled release products. Elite develops controlled release products using proprietary technology and licenses these products. The Company's strategy includes developing generic versions of controlled release drug products with high barriers to entry and assisting partner companies in the life cycle management of products to improve off-patent drug products. Elite's technology is applicable to develop delayed, sustained or targeted release pellets, capsules, tablets, granules and powders. Elite has one product currently being sold commercially and a pipeline of six drug products under development in the therapeutic areas that include cardiovascular, pain management, allergy and infection. The addressable market for Elite's pipeline of products exceeds $2 billion. Elite's current facility in Northvale, New Jersey also is a GMP and DEA registered facility for research, development, and manufacturing.

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

         During the year ended March 31, 2003, we elected to prospectively recognize the fair value of stock options granted to employees and members of the Board of Directors, effective as of the beginning of the fiscal year, which resulted in our taking a charge of $20,550, $1,166,601 and $370,108 during the years ended March 31, 2003, 2004 and 2005, respectively. The fair value of stock options held by employees and members of the Board of Directors which have been granted or repriced subsequent to March 31, 2005 is expected to continue to affect the results of operations of future periods, as we continue to grant or reprice stock options to reward our management team.

YEAR ENDED MARCH 31, 2005 VS. YEAR ENDED MARCH 31, 2004

         Our Auditor's Report on the accompanying financial statements state that such financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant losses during our fiscal years ended March 31, 2005 and March 31, 2004. Although proceeds were raised during our latest private placement, our Auditor's continued to state in their report that conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management believes that cost reductions already implemented will reduce losses in the future, and with our existing working capital levels, anticipate that we will be able to continue our operations at least through the end of our current fiscal year.

         Our revenues for the year ended March 31, 2005 were $301,480, an increase of $43,230 or approximately 17%, over the comparable prior year. For the year ended March 31, 2005, revenues consisted of a $150,000 non-refundable payment received from Purdue Pharma L.P. granting it the right to evaluate certain abuse resistant drug formulation technology, $125,739 in manufacturing fees, $24,291 in royalty fees and $1,450 in testing fees. Revenues for the year ended March 31, 2004 consisted of research and development fees earned in conjunction with our distinct development, license and manufacturing agreements.

         Research and development costs for the year ended March 31, 2005, were $2,698,641 an increase of $623,567 or approximately 30% from $2,075,074 for the comparable period of the prior year, primarily the result of an increase relating to wages, raw materials, laboratory and manufacturing supplies and consulting fees. We expect our research and development costs to continue to increase in future periods as a result of the ERL joint venture termination as we will be solely responsible to fund product development, which we will do from the internal resources or through loans or investment by third parties.

         General and administrative expenses for the year ended March 31, 2005, were $2,159,670, a decrease of $390,176, or approximately 18% from the prior year. The decrease was attributable to a decrease in litigation costs offset somewhat by increases in salaries and staff, consulting fees and the write-off of a bad debt relating to accounts receivable.

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

         Depreciation and amortization increased by $23,602 from $332,836 to $356,438.

         Other expenses for the year ended March 31, 2005 were $992,621, a decrease of $821,090, or approximately 45% from $1,813,711 for the prior year. The decrease was due to a reduction by $1,143,466 in charges related to the issuances of stock options and warrants and a charge of $172,324 in the prior year related to the warrant exchange offer, offset partially by a charge in the year ended March 31, 2005 relating to the repricing of stock options in the amount of $397,732. Additional interest income, due to higher compensating balances as a result of the private placement, was offset by increases in interest expense resulting from the equipment financing.

         As a result of the foregoing, the Company's net loss for the year ended March 31, 2005 was $5,906,890 compared to $6,514,217 for the year ended March 31, 2004. Increases in operating expenses of $256,993, were more than offset by decreases in other expenses of $821,090.

YEAR ENDED MARCH 31, 2004 VS. YEAR ENDED MARCH 31, 2003

         Our Auditor's Report on the accompanying financial statements for the years ended March 31, 2005 and 2004 and a prior Report for the year ended March 2003 states that such financial statements have been prepared assuming that we will continue as a going concern. We incurred a significant loss and negative cash flow during our fiscal year ended March 31, 2004 which significantly decreased our working capital and increased our accumulated deficit.

         Our revenues for the year ended March 31, 2004 were $258,250, a decrease of $372,060 or approximately 59% from the comparable prior year. For the year ended March 31, 2004 our revenues consisted of research and development fees earned in conjunction with our distinct development, license and manufacturing agreements. For the year ended March 31, 2003, revenues consisted of product formulation fees of $187,810 earned in conjunction with our joint venture in ERL which terminated on September 30, 2002. Of our revenues for the years ended March 31, 2004 and March 31, 2003, $108,500 and $442,500,
respectively, were research and development and testing fees earned in conjunction with our distinct development, license and manufacturing agreements.

         General and administrative expenses for the year ended March 31, 2004 were $2,549,846, an increase of $691,777, or approximately 37% from the prior year. The increase was substantially due to increases in legal and consulting fees as well as approximately $550,000 in expenses, including $400,000 as compensation, resulting from a settlement of litigation instituted by our former President with respect to the termination of his employment agreement.

         Research and development costs for the year ended March 31, 2004, were $2,075,074, an increase of $61,495 or approximately 3% from the prior year, primarily due to increased research and development wages, laboratory supplies and raw materials used in our research and development processes and additional biostudies.

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

         Other expenses for the year ended March 31, 2004 were $1,813,711, an increase of $1,304,903, or approximately 256% from the prior year. The increase was primarily due to charges related to the modification of the warrant exchange offer, the issuance of stock options and warrants valued at $1,926,908 (an increase of $1,664,020) and the reduction in interest income due to lower rates and compensating balances in the amount of $72,927, partially offset by increases in sale of New Jersey, tax losses of $79,353 and the settlement of vendor litigation for $150,000.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         The Company's working capital (total current assets less total current liabilities), which was $1,289,764 as of March 31, 2004, increased to $3,328,583 as of March 31, 2005, primarily due to net proceeds of $5,791,600 received from the sale of Series A Preferred Stock partially offset by the net loss of $4,883,302 from operations, exclusive of non-cash charges of $1,423,588.

         The Company experienced negative cash flows from operations of ($4,883,503) for the year ended March 31, 2005, primarily due to the Company's net loss from operations of $5,906,890, less non-cash charges of $1,423,588, which included, but were not limited to, the charges of $397,732 in connection with the repricing of stock options, $370,108 in connection with the issuance of stock options, and $241,010 in connection with the issuance of stock warrants.

         The Company recently completed a Good Manufacturing Practices ("GMP") batch for a product currently licensed with a pharmaceutical company under s development and license agreement entered into June 2001. The Company received $30,000 in November 2003 under the Agreement and expects to complete two additional GMP batches in the near future under the terms of the licensing agreement. On November 15, 2004, Elite's partner, ECR, launched LODRANE 24, once a day allergy product, utilizing Elite's extended release technology to provide for once daily dosing. Under its agreement with ECR, Elite is currently manufacturing commercial batches of LODRANE 24 in exchange for royalties on product revenues. The Company expects these royalties to provide additional cash to help fund its operations.

         The Company recently entered into a development agreement with Pivotal Development, L.L.C. pursuant to which the Company is to receive an aggregate of $750,000 upon attaining certain milestones. The Company anticipates that some of the milestones will be achieved the first quarter of the year March 2006.

         The Company in April 2005 announced the entry into an agreement with a specialty marketing company and a boutique formulation development company, for the manufacture and distribution of a controlled release drug product. The product is a generic equivalent to a branded drug which has addressable market revenues of approximately $80 million per year. The agreement provides for (1) the development of the drug by Elite with costs of development to be shared by Elite and the marketing company, (2) the manufacture by Elite and its sale to the marketing company for distribution and (3) the boutique development company to be responsible for any requisite submissions to the FDA relating to the product. Elite is to share in the profits generated from the sale of the product.

         No assurance can be given that the Company will consummate any of the transactions discussed above or that any material revenues will be generated for Elite therefrom.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended March 31, 2005, the Company recorded positive cash flow and financed its operations through utilization of its existing cash. In October 2004, the Company raised net cash of $5,791,000 from its private placement of its Series A Preferred Stock. The Company's working capital at March 31, 2005 was $3.3 million compared with working capital of $1.3 million at March 31, 2004. Cash and cash equivalents at March 31, 2005 were $3.9 million, an increase of $1.8 million from the $2.1 million at March 31, 2004.

         The Company's purchase of machinery and equipment of approximately $426,000 during the year ending March 31, 2005 was fully financed except for minor expenditures. No capital expenditures were made during the year ended March 31, 2004.

         The Company had bonds of $2,345,000 outstanding as of March 31, 2005. The bonds bear interest at a rate of 7.75% per annum and are due on various dates between 2005 and thereafter. The bonds are secured by a first lien on the Company's facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bonds proceeds were utilized for the refinancing of the land and building the Company currently own, the purchase of certain manufacturing equipment and related building improvements and the maintenance of a $300,000 debt service reserve. All of the restricted cash, other than the debt service reserve, is expected to be expended within twelve months and is therefore categorized as a current asset on the Company's consolidated balance sheet as of March 31, 2005. Pursuant to the terms of the related bond indenture agreement, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of March 31, 2005 the Company was in compliance with the covenants contained in the bond indenture agreement.

         On July 8, 2004, Elite Labs entered into a loan and financing agreement in order to finance the purchase of certain machinery and equipment. Elite Labs borrowed $400,000 payable in 36 monthly installments each of $13,671, including principal and interest at 14% per annum. The first four and the last three months of scheduled payments are being held by the lender and were and are to be applied to the principal balance when due. The loan is secured by two pieces of equipment and the guaranty of the Company. In addition, the Company issued to designees of the lender 50,000 warrants, which vest immediately, to purchase 50,000 shares of the Company's Common Stock at $4.20 per share. A charge of $41,252 for the cost of these warrants is reflected in the year ended March 31, 2005.

         The Company from time to time will consider potential strategic transactions including acquisitions, strategic alliances, joint ventures and licensing arrangements with other pharmaceutical companies. The Company retained an investment banking firm to assist with its efforts. There can be no assurance that any such transaction will be available or consummated in the future.

         In October 2004, the Company effected a private placement of 516,558 shares of its Series A Convertible Preferred Stock and the short and long term warrants for gross proceeds of $6,600,000, before payment of commission of $623,520 and other expenses. The Series A Preferred Shareholders were entitled to a preferential dividend of 8% per annum of the original issue price of $12.30 per share payable on December 1 and June 1 of each year and at the time of conversion. Dividends are payable in cash or shares of Common Stock valued at their fair market value as defined. The December 1, 2004 dividend of $75,076 was paid by the issuance of 26,961 shares of Common Stock. As of March 7, 2005, all of the shares have been converted at the holder's option or by mandatory conversion pursuant to their terms. An aggregate of 5,265,516 shares of Common Stock have been issued, including 26,961 shares of Common Stock issued to satisfy payment of $75,076 accrued dividend on December 1, 2004. The Company believes that the net proceeds of the placement have provided sufficient cash to fund the Company's operations and capital requirements through at least March 31, 2006.

         As of March 31, 2005, our principal source of liquidity was approximately $3,900,000 of cash and cash equivalents. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from the potential sale of New Jersey tax losses. There can be no assurance that the sale of tax losses or that any proceeds generated by the exercise of outstanding warrants or options will provide sufficient cash.

         The following table depicts our obligations and commitments to make future payments under existing contracts or contingent commitments.


                                                                PAYMENTS DUE BY PERIOD
                                                    LESS THAN 1                                      AFTER 5
CONTRACTUAL OBLIGATIONS               TOTAL             YEAR          1-3 YEARS       4-5 YEARS      YEARS
                                      -----

Equipment note payable               315,074         127,946           187,128               -             -

EDA Bonds payable                  2,345,000         165,000           570,000         460,000     1,150,000


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms. The Company also concluded that information required to be disclosed in such reports is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting. The Company's management has not yet completed, and is not yet required to have have completed, its assessment of internal control over financial reporting.

                                    PART III



ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Our  directors  and  executive  officers,   as  of  June  22,  2005,  and  their
biographical information are set forth below:

-------------------------------------- --------- -------------------------------
NAME                                   AGE       POSITION
-------------------------------------- --------- -------------------------------
Bernard Berk                           56        Chairman of the Board, Chief
                                                 Executive Officer
-------------------------------------- --------- -------------------------------
Edward Neugeboren                      36        Director
-------------------------------------- --------- -------------------------------
Barry Dash, Ph.D                       73        Director
-------------------------------------- --------- -------------------------------
Dr. Melvin Van Woert                   74        Director
-------------------------------------- --------- -------------------------------
Mark I. Gittelman                      44        Chief Financial Officer,
                                                 Secretary and Treasurer
-------------------------------------- --------- -------------------------------


         The principal occupations and employment of each such person during at least the past five years is set forth below. In each instance in which dates are not provided in connection with the person's business experience, he has held the position indicated for at least the past five years.

         Bernard Berk was appointed the Chief Executive Officer of the Company in June 2003, a Director in February 2004 and Chairman of the Board on May 12, 2004. Mr. Berk has been the President and Chief Executive Officer of Michael Andrews Corporation, a pharmaceutical management consultant firm, since 1996. Mr. Berk devotes and is to devote during his employment substantially all of his time to the operations of the Company. From 1994 until 1996, Mr. Berk was President and Chief Executive Officer of Nale Pharmaceutical Corporation. From 1989 until 1994, he was Senior Vice President of Sales, Marketing and Business Development of Par Pharmaceuticals, Inc. Mr. Berk holds a B.S. from New York University.

            Mr. Edward Neugeboren has been a Managing Partner of IndiGo Ventures LLC, a boutique investment-banking firm based in New York since January 2003. From April 2001 to January 2004, he was a Managing Partner of Third Ridge Capital Management, LLC, a U.S. equity hedge fund. From October 2000 to April 2001, he was Chief Administrative Officer of Soceron, an emerging Silicon Alley based media software company, responsible for managing corporate operations. He aided in capital raising, business development and strategic planning and tactical operations. Mr. Neugeboren as Chief Administrative Officer and Director of Equity Research Operations at Lehman Brothers from 1998 to 2000 was a senior member of the management team responsible for department operations, including technology, finance, editorial and production, human resources, and compliance. He managed the equity research business of Lehman's strategic alliance with Fidelity Investments. He also managed the hard dollar broker-dealer research business with P&L responsibility. Additionally, he was the investment-banking liaison. He was from 1996 to 1998 Deputy Director of

Equity Research and from 1995 to 1996 Director of Equity Research Operations at UBS Warburg, formerly Warburg, Dillon Read. He was a senior member of the management team as well as the Investment Policy & Equity Commitment Committees. Mr. Neugeboren began his career in 1992 as an equity research analyst covering the Specialty Pharmaceuticals industry, including generic drugs and drug delivery, at Dillon Read & Co., Kidder, Peabody & Co. and Furman Selz, Inc. He was a member of top ranked Greenwich Associates Mid-Cap Pharmaceuticals Team. He graduated with a B. S. in Economics from Union College in 1992. Mr. Neugeboren serves on the Board of Directors of KineMed, Inc. a platform based drug development and advanced medical diagnostics company based in Emeryville, California.

            Barry Dash Ph.D. has been since 1995 President and Managing Member of Dash Associates, L.L.C., an independent consultant to the pharmaceutical and health and beauty aid industries. From 1983 to 1996 he was employed by American Home Products Corporation, its Whitehall-Robins Healthcare Division, initially as Vice President of Scientific Affairs, then Senior Vice President of Scientific Affairs and then Senior Vice President of Advanced Technologies during which time he personally supervised six separate departments: Medical and Clinical Affairs, Regulatory Affairs, Technical Affairs, Research and Development, Analytical R&D and Quality Management/Q.C. He had previously been employed by the Whitehall Robins Healthcare Division from 1960 to 1976, during which time he served as Director of Product Development Research, Assistant Vice President of Product Development and Vice President of Scientific Affairs. Dr. Dash had been employed by J.B. Williams Company (Nabisco Brands, Inc.) from 1978 to1982, during which time he helped introduce more than 14 national and test market brands. From 1976 to1978 he was Vice President, Director of Laboratories of the Consumer Products Division of American Can Company. He is a director of GeoPharma, Inc. He holds a Ph.D. from the University of Florida and M.S. and B.S. degrees from Columbia University at which he was Assistant Professor at the College of Pharmaceutical Sciences from 1956 to 1960. Dr. Dash is a member of the American Pharmaceutical Association, The American Association for the Advancement of Science and the Society of Cosmetic Chemist.

            Dr. Melvin Van Woert, a neurologist, has been since 1974, a member of the staff of Mount Sinai Medical Center where he has been a Professor of the Department of Neurology and Pharmacology at Mount Sinai School of Medicine since 1978. Dr. Van Woert had been a consultant for Neuropharmacological Drug Products to the Food and Drug Administration from 1974 to 1980; Associate Editor for Journal of the Neurological Sciences; Member of the Editorial Board of Journal of Clinical Neurphamacology; and Medical Director of National Organization for Rare Disorders for which he received in 1993 the Humanitarian Award. His other awards include the U.S. Public Health Service Award for Exceptional Achievement in Orphan Products Development and the National Myoclonus Foundation Award. He has authored and co-authored more than 150 articles appearing in pharmacological, medical and other professional journals or publications.

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

AUDIT COMMITTEE

         Our Board of Directors has an Audit Committee and, since March 2004, a Nominating Committee. The Board has no other standing committees. The current Audit Committee, appointed on April 15, 2005, consists of Edward Neugeboren, Dr. Melvin Van Woert and Barry Dash, Ph.D. The prior Audit Committee members were John A. Moore, Harmon Aronson and Eric L. Sichel. The Audit Committee had one meeting during the fiscal year ended March 31, 2005. The Company's Board of Directors has adopted a written charter for the Audit Committee, a copy of which was included as an appendix to the Company's proxy statement sent to stockholders in connection with the annual meeting of stockholders held October 11, 2001.

         Other than Mr. Moore, and each of the current members of the Audit Committee, we deem the members of the prior and the current Audit Committees to be independent as independence is defined in Section 121(A) of the American Stock Exchange Listing Standards, as amended effective December 1, 2003. The Board determined that Mr. Sichel, an independent director, with respect to the prior Committee and Mr. Edward Neugeboren with respect to the current Audit Committee qualified as the Audit Committee Financial Expert within the meaning of that term under the applicable regulations under the Securities Exchange Act of 1934.

         Audit Committee Report: The following is the Audit Committee Report made by all its members.

         The Audit Committee reviewed and discussed the audited financial statements with management. The Audit Committee discussed with the independent auditors of the Company the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU 380), as modified or supplemented. The Audit Committee received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as modified or supplemented. The Audit Committee discussed with the independent accountant the independent accountant's independence. Based upon the foregoing review and discussions, the Audit Committee recommended to the Board of Directors of the Company that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed with the Commission.

                                Edward Neugeboren
                              Dr. Melvin Van Woert
                                Barry Dash, Ph.D.

NOMINATING COMMITTEE

         The Nominating Committee, initially appointed on June 22, 2004, is authorized to select the nominees of the Board of Directors for election as directors. The members were John A. Moore, Harmon Aronson and Bernard Berk with Barry Dash and Melvin Van Woert replacing Messrs. Aronson and Moore as of April 15, 2005. In selecting nominees the Committee identifies and evaluates the current Directors and their commitment to the policy of the Company and each individual's qualifications and availability. The Committee believes that a nominee for director of the Company should have an appropriate level of sophistication, knowledge and understanding of the Company and the industry, stockholder relations and finance and accounting for publicly held companies. The Committee also considers the need to select a nominee who has the appropriate experience and financial background who could qualify as an "audit committee financial expert" within the meaning of the rules under the Securities Exchange Act of 1934 and of the American Stock Exchange. The Company has not engaged any third party to assist in the process of identifying or evaluating candidates.

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

MEETINGS

         During the fiscal year ended March 31, 2005, our Board of Directors held four meetings and acted by unanimous written consent on other occasions. Each director attended 75 percent or more of the aggregate number of meetings and committees of which he was a member that were held during the period of his service as a director.

         The Company does not have a formal policy regarding attendance by members of the Board of Directors at the Company's annual meeting of stockholders, although it does encourage attendance by the directors. Historically, more than a majority of the directors have attended the annual meeting.

CODE OF CONDUCT

         At the first meeting of the Board of Directors following the Annual Meeting of Stockholders held on June 22, 2004 it adopted a Code of Business Conduct and Ethics for its directors, officers and employees which it believes complies with the requirements for a company code of ethics for financial officers that were promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") as well as for the members of our Board of Directors. The directors will be surveyed annually regarding their compliance with the policies as set forth in the Code of Conduct for Directors. A copy of the Code of Business Conduct and Ethics is available on our website www.elitepharma.com. We intend to disclose any amendment to, or waiver of, a provision of the Business Conduct and Ethics for Directors in a report filed under the Securities Exchange Act of 1934 within five business days of the amendment or waiver.

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

     o    Resumes and other forms of job inquiries

     o    Opinion surveys and polls

     o    Business solicitations or advertisements

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of Elite. Reporting Persons are required by SEC regulation to furnish Elite with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended March 31, 2005 all Reporting Persons complied with all applicable filing requirements other than Mr. Neugeboren who did not timely file his Form 3.

Section 16(b) of the Securities Exchange Act of 1934, as amended, requires an insider, as defined, to disgorge any gain on the purchase and sale, or sale and purchase of an issuer's equity securities within any six month period. During fiscal 2005, the former Chairman of our Board of Directors remitted $117,740 to Elite to return his gain based on the applicable provisions of law.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

         The Company entered into a three-year employment agreement effective July 23, 2003 with Mr. Berk providing for (i) his full time employment as Chief Executive Officer at an annual base salary of $200,000, (ii) the grant to him of options which vest immediately to purchase 300,000 shares of Common Stock at a price of $2.01 per share price, the closing share price on the American Stock Exchange on the date of grant and (iii) the grant of options to purchase an additional 300,000 shares at the $2.01 per share to vest on consummation of a "strategic transaction" while he is employed as Chief Executive Officer. The consummation of such transaction will result in the increase of his base annual salary to $310,140 effective with the consummation. A strategic transaction is defined as any one of the following transactions provided that the net value of the consideration to the Company or its stockholders determined in good faith by the Board of Directors is at least $10,000,000: (i) the sale of all or substantially all of the assets of the Company, (ii) a merger or consolidation or business combination, or (iii) the sale by the Company of debt or equity securities.

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

         The Company is a party to an agreement dated February 26, 1998 whereby fees are paid to Gittelman & Co., P.C., a firm wholly-owned by Mark I. Gittelman, the Company's Chief Financial Officer, Secretary and Treasurer, in consideration for services rendered by the firm as internal accountant and financial and management consultant. The firm's services include the services rendered by Mr. Gittelman in his capacity as Chief Financial Officer, Secretary and Treasurer. For the fiscal years ended March 31, 2005, 2004 and 2003, the fees paid by the Company under the agreement were $111,312, $168,750 and $167,544 respectively. The services rendered by the firm to the Company averaged 84, 128 and 127 hours per month, respectively, of which an average of 30 hours per month were services rendered by him in his capacity as an officer of the Company.

         The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the three years ended March 31, 2005, awarded or paid to, or earned by Bernard Berk, our President and Chief Executive Officer since June 2003 and our former President and Chief Executive Officer, Dr. Atul M. Mehta. Dr. Mehta resigned as an employee and as a director of Elite as of June 3, 2003. No other executive officer of the Company received compensation exceeding $100,000 during those periods.

SUMMARY COMPENSATION TABLE


----------------------------------------------------------------------- ---------------------------------------------------------
                        ANNUAL COMPENSATION                                           LONG TERM COMPENSATION
----------------------------------------------------------------------- ---------------------------------------------------------
     (a)             (b)         (c)          (d)          (e)             (f)          (g)           (h)         (i)
  Name and         Fiscal       SALARY       BONUS        Other         Restricted   Securities      LTIP        All Other
   Principal        YEAR(1)                               Annual          Stock      Underlying     PAYOUTS    COMPENSATION
    POSITION                                            COMPENSATION(3)   AWARDS       OPTIONS
----------------- ------------ ------------ ----------- --------------- ------------ -------------- ---------- ---------------
Bernard Berk,     2004-05      $200,000      $50,000        --             --           30,000         --            --
President and     2003-04      $166,667         --          --             --         300,000(4)       --            --
Chief Executive
Officer
----------------- ------------ ------------ ----------- ------------ --------------- -------------- ---------- ---------------
Atul M. Mehta,    2004-05          --           --          --             --            --(5)         --            --
Ph.D. former      2003-04      $  53,684        --        $ 3,040          --             --           --            --
President and     2002-03      $330,140         --        $ 3,040          --             --           --            --
Chief executive
Officer(2)
----------------- ------------ ------------ ----------- ------------ --------------- -------------- ---------- ---------------

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

(5) See "Item 3 - Legal Proceedings" for settlement of a litigation providing for extension of expiration dates of options granted prior to April 1, 2001 to him to purchase 670,000 shares and a reduction of the exercise prices of certain of the options..


OPTION GRANTS TO AND EXERCISED BY EXECUTIVE OFFICERS IN LAST FISCAL YEAR

                        OPTION GRANTS IN LAST FISCAL YEAR

         Options granted to Executive Officers of the Company named in the Summary Compensation Table during the fiscal year ended March 31, 2005 were as follows:

                                                                                           POTENTIAL REALIZED VALUE AT
                           NUMBER OF        % OF TOTAL                                       ASSUMED ANNUAL RATES OF
                            SHARES        OPTIONS GRANTED     EXERCISE      EXPIRATION      STOCK PRICE APPRECIATION
                          UNDERLYING      TO EMPLOYEES IN       PRICE           DATE             FOR OPTION TERM
         NAME               OPTIONS         FISCAL YEAR       --------       ---------     ----------------------------
         ----               GRANTED       ---------------
                          ----------
                                                                                                5%            10%
                                                                                                --            ---
Bernard Berk                 30,000             50%             $2.34         6/22/14        $45,966.96     $121,721.58


         No options were exercised by executive officers during the fiscal year ended March 31, 2005.



                 SHARES        VALUE        NUMBER OF SHARES UNDERLYING      VALUE OF UNEXERCISED IN-THE-MONEY
     NAME       EXERCISED     REALIZED    UNEXERCISED OPTIONS AT YEAR-END         OPTIONS AT YEAR-END (1)
     ----       ---------     --------    -------------------------------    ---------------------------------

                                          EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
                                          -----------     -------------      -----------     -------------

Atul M. Mehta      -0-          -0-         170,000            -0-             $350,200              --
(2)                -0-          -0-         100,000            -0-             $340,000              --
                   -0-          -0-         100,000            -0-             $290,000              --
                   -0-          -0-         100,000            -0-             $240,000              --
                   -0-          -0-         100,000            -0-             $190,000              --
                   -0-          -0-         100,000            -0-             $140,000              --

Bernard            -0-          -0-          30,000            -0-             $ 61,800              --
Berk (3)           -0-          -0-         300,000          300,000           $717,000           $717,000

(1) The dollar values are calculated by determining the difference between $4.40 per share, the fair market value of the Common Stock at March 31, 2005, and the exercise price of the respective options.

(2) Dr. Mehta resigned as an officer/employee and director as of June 3, 2003.

(3) Mr. Berk entered the employ of the Company in June 2003.

COMPENSATION OF DIRECTORS

         Each non-affiliated director receives $2,000 as compensation for each meeting attended.

         On February 6, 2004, the Board of Directors authorized the payment of a fee of $125,000 per annum retroactive to January 1, 2004 to Mr. Moore who was then a Director, as compensation for his services as Chairman of the Board. The fee is based on the substantial duties the Board assigned to him, principally to assist the Chief Executive Officer in the management of the Company's operations, and the time required to perform such duties. Mr. Moore earned $46,875 under the authorization for the period through May 12, 2004, the date of his resignation as Chairman.

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


         NAME                 Shares Subject              Date of              Original             Expiration
         ----                TO AMENDED OPTIONS            GRANT             EXERCISE PRICE            DATE
                             ------------------           -------            --------------         ----------
Donald Pearson                    30,000                   7/1/99                  $6.00             6/22/06
                                  30,000                   1/2/01                  $6.50             6/22/06
Harmon Aronson                    30,000                   7/1/99                  $6.00              9/1/09
                                  30,000                   1/2/01                  $6.50              1/1/11
Eric Sichel                       30,000                   8/2/01                 $10.00              8/2/11

         On May 12, 2004 our Board of Directors also authorized an amendment to the expiration dates of options to purchase 330,000 shares held by Mr. Moore, of which 30,000 options granted in January 2003 and exercisable at $2.21 have an expiration date of January 13, 2003 and 300,000 options granted in June 2003 and exercisable at $2.01 per share have an expiration date of June 13, 2013. Similar to the above amendment of the options held by Messrs Pearson, Aronson and Sichel, the options will terminate on the earlier of their current expiration date or a date two years after Mr. Moore ceases to be a director of the Company.

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

         As described under "Item 3 - Legal Proceedings" a settlement of a litigation with Dr. Atul Mehta, includes provisions for the extension of the expiration dates to December 31, 2007 of options previously issued to Dr. Mehta to purchase 670,000 shares of Common Stock, including options with respect to 70,000 shares which had previously expired. The number and exercise prices are as follows:

         NUMBER OF OPTIONS                      EXERCISE PRICE
         -----------------                      --------------
              100,000                              $3.00
              100,000                              $2.50
              170,000*                             $2.34
              100,000                              $2.00
              100,000                              $1.50
              100,000                              $1.00
-------------------------------------
*  Includes the 70,000 which had expired

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 31 2005 by (i) each director and named executive officer, (ii) all executive officers and current directors as a group and (iii) the persons known to us to own beneficially more than 5% of the outstanding shares of our Common Stock. On such date, we had 18,022,183 shares of Common Stock outstanding. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Unless otherwise indicated, the address of the person named is c/o Elite Pharmaceuticals, Inc., 165 Ludlow Avenue, Northvale, New Jersey 07647.

                      NAME AND ADDRESS                     COMMON STOCK
                      ----------------                     ------------
                                                        AMOUNT           % *
                                                        ------          ----

Bernard Berk, Director and Chief Executive Officer   765,300 (1)         4.2
c/o Elite Pharmaceuticals Inc.
165 Ludlow Avenue
Northvale, NJ 07647

Edward Neugeboren                                    188,094 (2)         1.0
282 New Norwalk Road,
New Canaan, CT 06840

Barry Dash                                                --              --
168 Wood Road
Englewood Cliffs, NJ 07632

Melvin Van Woert                                          --              --
Mount Sinai Medical Center, P.O. Box 1137
One Gustave L. Levy Place
New York, NY 10029-6576

SAC Capital Associates LLC                         1,152,838 (3)         6.1%
P.O. Box 58
Victoria House, The Valley
Antigua, BVI

Jerome Belson                                        969,000 (4)         5.4%
495 Broadway
New York, New York 10012

All Directors and Officers as a group (5)          1,105,625 (5)         5.9

(1) Includes options to purchase 630,000 shares of Common Stock of which options to purchase 300,000 shares are not exercisable until occurrence of a "strategic event". See "Executive Officers"

(2) Includes 147,363 shares issuable upon exercise of outstanding warrants; but does not include 40,650 shares issuable upon exercise of warrants owned by his father.

(3) Includes 813,010 shares issuable upon exercise of warrants.

(4) Based on information provided by Mr. Belson for inclusion in the Company's Prospectus dated December 28, 2004. Includes (i) 281,000 shares issuable upon exercise of warrants, (ii) 53,900 shares held by Maxine Belson, wife of Jerome Belson, (iii) 63,300 shares held by other members of his family, and (iv) 50,000 shares held by the Jerome Belson Foundation. (5) Represents shares of Common Stock issuable upon exercise of options.

(5) Includes options and warrants to purchase an aggregate of 940,000 shares.


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

         The Company is informed and believes that as of June 20, 2005, Cede & Co. held 15,846,250 shares of the Company's Common Stock as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004. It is our understanding that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership therein and that such shares are held for the account of numerous other persons, no one of whom is believed to beneficially own five percent or more of the Common Stock of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We had a contractual relationship with Donald Pearson, a former Director, which expired on November 30, 2003, providing for Mr. Pearson to (i) refer potential customers who will license or collaborate in the development or purchase of the technology of the Company and (ii) render financial consulting services to the Company. Under the arrangement, Mr. Pearson received consulting fees aggregating $28,800 and $38,400 for fiscal years ended March 31, 2004 and 2003, respectively. The referral fees were to be a percentage ranging from 5% to 1% of the first $5,000,000 of revenues generated by his referrals after deducting expenses and a credit for the consulting fees. No revenues were generated under the arrangement. The Company also has a similar customer referral arrangement with Mr. Harmon Aronson, a former Director, to pay him a percentage of net revenues generated by customers referred by him. No fees have been earned under his arrangement.

         See "Item 10 - Directors and Executive Officers of Registrant" for information as to employment or engagement agreements with Bernard Berk and an affiliate of Mark I. Gittelman.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following is a description of the fees paid by the Company to Miller, Ellin & Company, LLP ("Miller Ellin") during the fiscal years ended March 31, 2005, March 31, 2004 and March 31, 2003:

         Audit Fees: The Company paid fees of approximately $123,000, $150,000 and $119,000 to Miller Ellin in connection with its audit of the Company's financial statements for the fiscal years ended March 31, 2005, March 31, 2004 and March 31, 2003, respectively, and its review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q during each of the fiscal years ended March 31, 2005, March 31, 2004 and March 31, 2003.

         Financial Information Systems Design and Implementation Fees: The Company did not engage Miller Ellin during any of the years ended March 31, 2005, 2004 and 2003 to provide advice to the Company regarding financial information systems design and implementation.

         Other fees: The Company did not pay any fee to Miller Ellin to perform non-audit services during either of the years ended March 31, 2005, March 31, 2004 and March 31, 2003.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

          (1) Financial Statements - See Financial Statements included after the signature page beginning at page F-1.

          (2) Financial statement schedules - All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

          (3) List of Exhibits - See Index to Exhibits in paragraph (c) below.

(b) REPORTS ON FORM 8-K. We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the period from January 1, 2005 through the date of the filing of this Annual Report on Form 10-K.

         Form 8-K filed  January 26,  2005  relating to items 5.02 and 9.01
         Form 8-K filed March 10, 2005 relating to items 3.03 and 9.01
         Form 8-K filed April 5, 2005, Form 8-K/A filed May 10, 2005 and Form 8-K/A filed June 13, 2005 relating to items 1.01 and 9.01

         Form 8-K filed April 29, 2005 relating to item 7.01 and 8.01 Form 8-K filed May 31, 2005 relating to items 8.01 and 9.01 Form 8-K filed June 27, 2005 relating to items 1.01 and 9.01 Form 8-K filed June 28, 2005 relating to items 1.01 and 9.01

(c) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K. We will furnish to our stockholders a copy of any of the exhibits listed below upon payment of $.25 per page to cover the costs of the Company of furnishing the exhibits.

Exhibit No.   Description

    3.2       By-Laws of the Company,  as amended,  incorporated by reference to
              Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the "Form SB-2").

    4.1 Certificate of incorporation of the Company, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit
              4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the "Form S-4") and (b) Exhibit 4.1 to the Company's Report on Form 8-K dated July 28, 2004.

  4.1(a) Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.

    4.2 Form of Class C Common Stock Purchase Warrant Certificate, incorporated by reference as Exhibit 4.2 to the Form 10-K for the period ended March 31, 2004, filed with the SEC on June 29, 2004.

    4.3 Form of Class B Common Stock Purchase Warrant Certificate, incorporated by reference as Exhibit 4.3 to the Form 10-K for the period ended March 31, 2004, filed with the SEC on June 29, 2004.

    4.4 Warrant to purchase 100,000 shares of Common Stock issued to DH Blair Investment Banking Corp., incorporated by reference to
              Exhibit 10.2 to the Form 10-Q for the period ended September 30, 2004.

    4.5 Warrant to purchase 50,000 shares of Common Stock issued to Jason Lyons incorporated by reference to Exhibit 10.3 to the Form 10-Q for the period ended June 30, 2004.

    4.6 Form of Warrant issued to designees of lender with respect to financing of an equipment loan incorporated by reference to
              Exhibit 10.2 to the Form 10-Q for the period ended June 30, 2004.

   10.2 Commercial Lease made between Serex, Inc. and Elite executed September 7, 1993, incorporated by reference to Exhibit 10.4 to the Form SB-2.

   10.3 2004 Employee Stock Option Plan approved by stockholders on June 22, 2004, incorporated by reference to Exhibit A to the Proxy Statement filed on Schedule 14A with respect to the Annual Meeting of Stockholders held on June 22, 2004.

   10.3 (a) Amendment to 2004 Stock Option Plan approved by the stockholders on April 15, 2005 incorporated by reference to the Proxy Statement filed on Schedule 14A with respect to the Annual Meeting of the Stockholders held on April 15, 2005.

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

   10.9 Engagement letter dated February 26, 1998, between Gittelman & Co. P.C. and the Company incorporated by reference to Exhibit 10.10 to the Form 10-K for the period ended March 31, 2004 filed with the SEC on June 29, 2004.

   10.11 Product Development Manufacturing and Distribution Agreement, dated as of March 30, 2005, incorporated by reference as Exhibit
              10.1 to the Form 8-K originally filed April 5, 2005, as amended on the Form 8-K/A filed May 10, 2005, as further amended by the Form 8-K/A filed June 13, 2005 (Confidential Treatment Sought with respect to portions of the Agreement)

   10.12 Product Development and Commercialization Agreement, dated as of June 21, 2005, incorporated by reference as Exhibit 10.1 to the Form 8-K filed June 27, 2005 (Confidential Treatment Sought with respect to portions of the

              Agreement)

   10.13 Product Development and License Agreement, dated as of June 22, 2005, incorporated by reference as Exhibit 10.1 to the Form 8-K filed June 28, 2005 (Confidential Treatment Sought with respect to portions of the Agreement)

    21        Subsidiaries of the Company.*

   31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

   31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

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

                                              ELITE PHARMACEUTICALS, INC.

                                              By:      /s/ Bernard Berk
                                                 -------------------------------
                                                     Bernard Berk
                                                     Chief Executive Officer

                                              Dated: June 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                       DATE
---------                                   -----                       ----

/s/  Bernard Berk                   Chief Executive Officer        June 28, 2005
--------------------------          (Principal Executive
Bernard Berk                        Officer)



/s/  Mark Gittelman                 Chief Financial Officer        June 28, 2005
--------------------------          and Treasurer (Principal
Mark I. Gittelman                   Financial and Accounting
                                    Officer)

/s/  Edward Neugeboren              Director                       June 28, 2005
--------------------------
Edward Neugeboren


/s/  Barry Dash                     Director                       June 28, 2005
--------------------------
Barry Dash


/s/  Melvin Van Woert               Director                       June 28, 2005
--------------------------
Melvin Van Woert

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003



                                    CONTENTS






                                                                            PAGE
                                                                            ----


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    F - 2

CONSOLIDATED BALANCE SHEETS                                                F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS                                      F - 5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)                  F - 6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      F - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F - 10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Elite Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Pharmaceuticals, Inc. and Subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years ended March 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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




                                                /s/ MILLER, ELLIN & COMPANY, LLP
                                                CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
May 19, 2005

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 2005 AND 2004


                                     ASSETS




                                                                                       2005                2004
                                                                                       ----                ----
CURRENT ASSETS:
       Cash and cash equivalents                                                   $  3,902,003        $  2,104,869
       Accounts receivable, net of allowance for doubtful accounts of
           $153,250 and $0, respectively                                                142,113             153,250
       Current portion of restricted cash - debt service                                113,425             203,995
       Prepaid expenses and other current assets                                        346,905             137,89
                                                                                   ------------        ------------
           Total current assets                                                       4,504,446           2,600,006



PROPERTY AND EQUIPMENT- net of accumulated
       depreciation and amortization                                                  4,194,437           4,090,250



INTANGIBLE ASSETS - net of accumulated amortization                                      81,184             102,196


OTHER ASSETS:

       Deferred charges                                                                  41,013                  --
       Deposit on equipment                                                                  --             398,580
       Restricted cash - debt service                                                   300,000             300,000
       Restricted cash - note payable                                                        --             225,000
       EDA bond offering costs, net of accumulated
           amortization of $73,648 and $60,458, respectively.
                                                                                        124,212             137,402
                                                                                   ------------        ------------

           Total other assets
                                                                                        465,225           1,060,982
                                                                                   ------------        ------------

           TOTAL ASSETS                                                            $  9,245,292        $  7,853,434
                                                                                   ============        ============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 2005 AND 2004
                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                       2005                2004
                                                                                       ----                ----
CURRENT LIABILITIES:
       Current portion - note payable
                                                                                   $    127,946        $     75,000
       Current portion of EDA bonds                                                     165,000             150,000
       Accounts payable and accrued expenses                                            882,917           1,085,242
                                                                                   ------------        ------------
            Total current liabilities                                                 1,175,863           1,310,242
                                                                                   ------------        ------------

LONG TERM LIABILITIES:
       Note payable - net of current portion                                            187,128             150,000
       EDA bonds - net of current portion

                                                                                      2,180,000           2,345,000
                                                                                   ------------        ------------
            Total long-term liabilities                                               2,367,128           2,495,000
                                                                                   ------------        ------------


            Total liabilities                                                         3,542,991           3,805,242
                                                                                   ------------        ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

       Preferred stock - $.01 par value;
            Authorized - 5,000,000 and 0 shares at
            March 31, 2005 and 2004, respectively                                            --                  --
       Common Stock - $.01 par value;
            Authorized - 65,000,000 and 25,000,000
                 shares, respectively
            Issued and outstanding - 18,022,183 and 12,204,423 in
                 2005 and 2004, respectively.                                           180,222             122,044

       Additional paid-in capital                                                    47,006,379          39,338,140
       Accumulated deficit                                                          (41,177,459)        (35,105,151)
                                                                                   ------------        ------------

                                                                                      6,009,142           4,355,033

            Treasury stock, at cost (100,000 shares)                                   (306,841)           (306,841)
                                                                                   ------------        ------------
            Total stockholders' equity                                                5,702,301           4,048,192
                                                                                   ------------        ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  9,245,292        $  7,853,434
                                                                                   ============        ============







The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                YEARS ENDED MARCH 31,
                                                                                ---------------------
                                                                     2005               2004               2003
                                                                     -----              -----              ----
REVENUES:
       Licensing fees                                             $   150,000        $        --        $        --
       Manufacturing fees                                             125,739                 --                 --
       Royalties                                                       24,291                 --                 --
       Research and development                                            --            258,250            442,500
       Product formulation fees                                            --                 --            187,810
       Consulting and test fees                                         1,450                 --                 --
                                                                  -----------        -----------        -----------
                    Total revenues                                    301,480            258,250            630,310
                                                                  -----------        -----------        -----------


COST OF OPERATIONS:
       Research and development                                     2,698,641          2,075,074          2,013,579
       General and administrative                                   2,159,670          2,549,846          1,858,069
       Depreciation and amortization                                  356,438            332,836            310,876
                                                                  -----------        -----------        -----------
                                                                    5,214,749          4,957,756          4,182,524
                                                                  -----------        -----------        -----------

LOSS FROM OPERATIONS                                               (4,913,269)        (4,699,506)        (3,552,214)
                                                                  -----------        -----------        -----------



OTHER INCOME (EXPENSES):
       Interest income                                                 39,932             23,765             96,692
       Litigation settlement                                               --            150,000                 --
       Sale of New Jersey tax losses                                  205,792            151,027             71,674
       Interest expense                                              (229,495)          (211,595)          (227,907)
       Equity in loss of joint venture                                     --                 --           (186,379)
       Compensation satisfied by issuance of
          stock, options and warrants                              (1,008,850)        (1,754,584)           (20,550)
       Expenses relating to warrant exchange offer                         --           (172,324)          (242,338)
                                                                  -----------        -----------        -----------
                                                                     (992,621)        (1,813,711)          (508,808)
                                                                  -----------        -----------        -----------

LOSS BEFORE PROVISION FOR INCOME
       TAXES                                                       (5,905,890)        (6,513,217)        (4,061,022)

PROVISION FOR INCOME TAXES

                                                                        1,000              1,000                400
                                                                  -----------        -----------        -----------

NET LOSS                                                           (5,906,890)        (6,514,217)        (4,061,422)

Preferred Stock Dividends                                            (165,418)                --                 --
                                                                  -----------        -----------        -----------
NET LOSS ATTRIBUTABLE TO COMMON
       SHAREHOLDERS                                               $(6,072,308)       $(6,514,217)       $(4,061,422)
                                                                  ===========        ===========        ===========

BASIC AND DILUTED LOSS PER COMMON
       SHARE                                                      $     (0.47)       $     (0.58)       $     (0.40)
                                                                  ===========        ===========        ===========


WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                                   12,869,924         11,168,618         10,069,991
                                                                  ===========        ===========        ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                              PREFERRED STOCK                 COMMON STOCK
                                              ---------------                 ------------
                                                                                                      ADDITIONAL
                                                                                                        PAID-IN
                                          SHARES         AMOUNT           SHARES         AMOUNT         CAPITAL
                                          ------         ------           ------         ------         -------
BALANCES AT APRIL 1, 2002                  200,000   $  200,000          9,710,840   $   97,108      $19,469,464

Issuance of shares through
exercise of warrants                            --          --             2,603           26           13,004

Issuance of shares and warrants
through exercise of placement
agent warrants                                  --           --             14,670          147           52,666

Issuance of convertible
exchangeable preferred stock               559,000      559,000                  -            -                -

Dividends - declared - Series B
preferred stock
                                                 -            -                  -            -                -
Dividends - declared - Series A
preferred stock                                  -            -                  -            -                -

Preferred stock issued to satisfy
accrued dividends                           14,000       14,000                  -            -                -

Conversion of convertible
exchangeable preferred stock into

Common Stock                              (773,000)    (773,000)           816,310        8,163       14,520,810
Purchase of treasury stock                       -            -                  -            -                -

Expenses relating to exchange of
warrants                                         -            -                  -            -          242,338

Expenses relating to issuance of
stock options                                    -            -                  -            -           20,550

Expenses relating to Warrant
Exchange Offer                                   -            -                  -            -         (100,000)


Net loss                                         -            -                  -            -                -
                                          --------   ----------         ----------   ----------      -----------

BALANCES AT MARCH 31, 2003                       -   $        -         10,544,423   $  105,444      $34,218,832
                                          ========   ==========         ==========   ==========      ===========

                                              TREASURY STOCK
                                              --------------                             STOCKHOLDERS'
                                                                         ACCUMULATED        EQUITY
                                          SHARES         AMOUNT            DEFICIT         (DEFICIT)
                                          ------         ------            -------         ---------
BALANCES AT APRIL 1, 2002                        -   $        -         $ (23,627,688)   $ (3,861,116)

Issuance of shares through
exercise of warrants                                                                -          13,030

Issuance of shares and warrants
through exercise of placement
agent warrants                                                                      -          52,813

Issuance of convertible
exchangeable preferred stock                                                        -         559,000

Dividends - declared - Series B
preferred stock                                                               (14,000)        (14,000)

Dividends - declared - Series A
preferred stock                                  -            -              (887,824)       (887,824)

Preferred stock issued to satisfy
accrued dividends
                                                                                    -          14,000
Conversion of convertible
exchangeable preferred stock into
Common Stock                                     -            -                     -      13,755,973

Purchase of treasury stock                (100,000)    (306,841)                    -        (306,841)
Expenses relating to exchange of
warrants                                         -            -                     -         242,338

Expenses relating to issuance of
stock options                                    -            -                     -          20,550

Expenses relating to Warrant

Exchange Offer                                   -            -                     -        (100,000)

Net loss                                         -            -            (4,061,422)     (4,061,422)
                                          --------   ----------         -------------    ------------

BALANCES AT MARCH 31, 2003                (100,000)  $ (306,841)        $ (28,590,934)   $  5,426,501
                                          ========   ==========         =============    ============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                              PREFERRED STOCK                 COMMON STOCK
                                              ---------------                 ------------
                                                                                                      ADDITIONAL
                                                                                                        PAID-IN
                                          SHARES         AMOUNT           SHARES         AMOUNT         CAPITAL
                                          ------         ------           ------         ------         -------


BALANCES AT APRIL 1, 2003
                                                 -   $        -         10,544,423   $  105,444      $34,218,832

Expenses relating to modification
of warrant exchange offer                        -            -                  -            -          172,324

Expenses relating to issuance of
stock options                                    -            -                  -            -        1,166,601

Expenses relating to issuance of
stock warrants                                   -            -                  -            -          587,983

Proceeds from exercising stock
options                                          -            -             15,000          150           29,850

Net proceeds from private placement              -            -          1,645,000       16,450        3,162,550

Net loss                                         -            -                  -            -                -
                                          --------   ----------         ----------   ----------      -----------

BALANCES AT MARCH 31, 2004                       -   $        -         12,204,423   $  122,044      $39,338,140
                                          ========   ==========         ==========   ==========      ===========

                                              TREASURY STOCK
                                              --------------                             STOCKHOLDERS'
                                                                         ACCUMULATED        EQUITY
                                          SHARES         AMOUNT            DEFICIT         (DEFICIT)
                                          ------         ------            -------         ---------
BALANCES AT APRIL 1, 2003                 (100,000)  $ (306,841)        $ (28,590,934)   $  5,426,501

Expenses relating to modification
of warrant exchange offer                        -            -                     -         172,324

Expenses relating to issuance of
stock options                                    -            -                     -       1,166,601

Expenses relating to issuance of
stock warrants                                   -            -                     -         587,983

Proceeds from exercising stock
options                                          -            -                     -          30,000

Net proceeds from private placement              -            -                     -       3,179,000

Net loss                                         -            -            (6,514,217)     (6,514,217)
                                          --------   ----------         -------------    ------------

BALANCES AT MARCH 31, 2004                (100,000)  $ (306,841)        $ (35,105,151)   $  4,048,192
                                          ========   ==========         =============    ============



The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                              PREFERRED STOCK                 COMMON STOCK
                                              ---------------                 ------------
                                                                                                      ADDITIONAL
                                                                                                        PAID-IN
                                          SHARES         AMOUNT           SHARES         AMOUNT         CAPITAL
                                          ------         ------           ------         ------         -------


BALANCES AT APRIL 1, 2004                        -   $        -         12,204,423   $  122,044      $39,338,140

Net proceeds from issuance of
  Series A  8% Convertible
  Preferred Stock and warrants             516,558        5,166                ---          ---        5,786,436

Issuance of Common Stock for
  consulting services                          ---          ---             26,500          265           58,035

Issuance of Common Stock upon
  conversion of Series A 8%
  Convertible Preferred Stock             (516,558)      (5,166)         5,165,580       51,656          (46,490)

Compensation satisfied by the
  issuance of stock, options
  and warrants                                                                                         1,008,850

Common Stock issued as dividend on
  Series A 8% Convertible
  Preferred Stock                              ---          ---             99,936        1,000          164,418

Exercise of stock options and
  warrants                                     ---          ---            525,744        5,257          579,250

Proceeds - Short  swing profits                ---          ---                ---          ---          117,740

Net loss

                                               ---          ---                ---          ---              ---
                                          --------   ----------         ----------   ----------      -----------

BALANCES AT MARCH 31, 2005                     ---   $        -         18,022,183   $  180,222       47,006,379
                                          ========   ==========         ==========   ==========      ===========




                                              TREASURY STOCK
                                              --------------                             STOCKHOLDERS'
                                                                         ACCUMULATED        EQUITY
                                          SHARES         AMOUNT            DEFICIT         (DEFICIT)
                                          ------         ------            -------         ---------

BALANCES AT APRIL 1, 2004                 (100,000)  $ (306,841)        $ (35,105,151)   $  4,048,192

Net proceeds from issuance of
  Series A  8% Convertible
  Preferred Stock and warrants                 ---          ---                   ---            ---

Issuance of Common Stock for
  consulting services                          ---          ---                   ---          58,300

Issuance of Common Stock upon
  conversion of Series A 8%
  Convertible Preferred Stock                  ---          ---                   ---             ---

Compensation satisfied by the
  issuance of stock, options
  and warrants                                                                              1,008,850

Common Stock issued as dividend on
  Series A 8% Convertible
  Preferred Stock                              ---           ---             (165,418)            ---

Exercise of stock options and
  warrants                                     ---          ---                   ---         584,507

Proceeds - Short  swing profits                ---          ---                   ---         117,740

Net loss

                                               ---          ---            (5,906,890)     (5,906,890)
                                          --------   ----------         -------------    ------------

BALANCES AT MARCH 31, 2005                (100,000)  $ (306,841)        $ (41,177,459)   $  5,702,301
                                          ========   ==========         =============    ============


                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 YEARS ENDED MARCH 31,
                                                                                                 ---------------------
                                                                                        2005              2004             2003
                                                                                        ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                      $ (5,906,890)     $ (6,514,217)    $ (4,061,422)
      Adjustments to reconcile net loss to cash used in operating activities:
            Provision for doubtful accounts                                              153,250               ---             ---
            Depreciation and amortization                                                356,438           332,836          310,876
            Non-cash compensation satisfied by issuance of stock,
                  options and warrants                                                 1,067,150         1,926,908          262,888
            Equity in loss of joint venture                                                  ---               ---          186,379
            Changes in assets and liabilities:
                 Accounts receivable                                                   (142,113)          (148,569)          35,307
                 Prepaid expenses and other current assets                             (209,013)            (5,800)         (26,010)
                 Amount receivable from Joint Venture                                        ---               ---          525,259
                 Accounts   payable,   accrued  expenses  and  other  current           (202,325)          750,521          193,009
                                                                                    ------------      ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                                                 (4,883,503)       (3,658,321)      (2,573,714)
                                                                                    ------------      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Redemptions of short-term investments                                                  ---               ---          100,000
      Purchase of patent                                                                     ---           (16,696)         (69,517)
      Released from restrictions                                                         315,570           (79,615)         114,284
      Receivable from sale of New Jersey tax losses                                          ---               ---           66,077
      Payment of deposit for manufacturing equipment                                         ---          (398,580)             ---
      Purchases of equipment                                                             (27,843)              ---         (679,485)
                                                                                    ------------      ------------     -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      287,727          (494,891)        (486,641)
                                                                                    ------------      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Fees relating to Warrant Exchange Offer                                                ---               ---         (100,000)
      Principal bank note payments                                                      (225,000)          (75,000)         (75,000)
      Purchase of treasury stock                                                             ---               ---         (306,841)
      Proceeds from issuance of Common Stock and warrants                                    ---         3,209,000           65,843
      Principal repayments of EDA bonds                                                 (150,000)         (140,000)        (130,000)
      Net proceeds from issuance of Series A 8% Convertible Preferred
         stock and warrants                                                            5,791,602               ---              ---
      Proceeds from equipment loan                                                       400,000               ---              ---
      Principal equipment note payments                                                  (84,926)              ---              ---
      Prepaid interest                                                                   (41,013)              ---              ---
      Proceeds from exercise of stock options                                            100,000               ---              ---
      Proceeds from exercise of stock warrants
                                                                                         484,507               ---              ---
      Proceeds from short swing profits                                                  117,740               ---              ---
                                                                                    ------------      ------------     ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    6,392,910         2,994,000         (545,998)
                                                                                    ------------      ------------     ------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                                1,797,134        (1,159,212)      (3,588,353)

CASH AND CASH EQUIVALENTS - beginning of period

                                                                                       2,104,869         3,264,081        6,852,434
                                                                                    ------------      ------------     ------------

CASH AND CASH EQUIVALENTS - end of period                                           $  3,902,003      $  2,104,869     $  3,264,081
                                                                                    ============      ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                        $    230,464      $    214,199     $    228,938
      Cash received for income taxes                                                    (204,792)         (150,027)         (71,274)

SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Preferred Stock dividends of $120,675 paid by issuance of
         64,033 shares of Common Stock                                              $    165,418      $        ---     $        ---
      Utilization of equipment deposit towards purchase of equipment                     398,580               ---          123,396
      Issuance of Preferred Stock  (including  stock dividend payable of $14,000 and subscription receivable of $67,000) for interest in
            joint venture                                                                    ---               ---          573,000
      Conversion of preferred stock to Common Stock                                          ---               ---       14,528,973
      Satisfaction of amounts due to joint venture                                           ---               ---          622,133
      Reduction in investment in joint venture                                               ---               ---           63,381
      Dividends accrued on preferred stock                                                   ---               ---          899,923

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003



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

          NATURE OF BUSINESS

          Elite Pharmaceuticals, Inc. ("Elite") was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary Elite Laboratories, Inc. ("Elite Labs") was incorporated on August 23, 1990 under the laws of the State of Delaware. Elite Labs engages primarily in researching, developing and licensing proprietary controlled release drug delivery systems and products. The Company is also equipped to manufacture controlled release products on a contract basis for third parties and itself if and when the products are approved, however the Company has recently concentrated on developing orally administered controlled release products. These products include drugs that cover therapeutic areas for pain, angina, hypertension, allergy and infection. The Company also engages in research and development activities for the purpose of obtaining Food and Drug Administration approval, and, thereafter, commercially exploiting generic and new controlled-release pharmaceutical products. The Company also engages in contract research and development on behalf of other pharmaceutical companies.

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

          On December 31, 2002, the Company entered into an agreement of merger whereby ERL (a Bermuda Corporation) was merged into a new Delaware Corporation, Elite Research, Inc. ("ERI"), a wholly-owned subsidiary of the Company. As a result of the merger, ERI became the owner of all of the assets and liabilities of ERL. The merger was accounted for as a tax free reorganization.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003

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

                          MARCH 31, 2005, 2004 AND 2003


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

          The Company extends credit to its customers pursuant to contract terms in the normal course of business and performs ongoing credit evaluations. An allowance for doubtful accounts was considered necessary at March 31, 2005, due to uncertainty of collectibility. Amounts are written off when they are deemed uncollectible.

          USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the recognition of revenue, allowance for doubtful accounts receivable, the fair value of intangible assets and stock-based awards.

          INCOME TAXES

          The Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

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


                                     2005                          2004                          2003
                                          WEIGHTED-                      WEIGHTED-                      WEIGHTED-
                                           AVERAGE                        AVERAGE                        AVERAGE
                                           EXERCISE                       EXERCISE                       EXERCISE
                            SHARES          PRICE           SHARES         PRICE          SHARES          PRICE
         Stock options     2,277,050     $       2.16      2,417,050    $       3.70     2,266,850     $       5.74
         Warrants          8,035,875     $       2.69      2,654,239    $       4.72       733,752     $      12.33
                          ----------                      ----------                    ----------
                          10,312,925                       5,071,289                     3,000,602
                          ==========                      ==========                    ==========


                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          MARCH 31, 2005, 2004 AND 2003


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

          Revenues derived from royalties to the extent that they cannot be reasonably estimated are recognized when the cash is received.

          Revenues   earned   under   manufacturing    agreements   with   other
          pharmaceutical companies are recognized when product is shipped.

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

                          MARCH 31, 2005, 2004 AND 2003


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          TREASURY STOCK

          The Company records common shares purchased and held in treasury at cost.

          STOCK-BASED COMPENSATION

          Under various qualified and non-qualified plans, the Company may grant stock options to officers, selected employees, as well as members of the board of directors, as further described in Note 11. Effective April 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and selected the prospective method of adoption described in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." Prior to April 1, 2002, the Company measured stock-based compensation for its employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB25), "Accounting for Stock Issued to Employees" and related interpretations.

          During the years ended March 31, 2003, 2004 and 2005 the Company issued 210,000 1,024,000 and 120,000, respectively options to purchase Common Stock to employees and to members of the board of directors. The options have an exercise price ranging from $2.01 to $5.00 per share and all vest over three years except 610,000 options issued in 2004 and 120,000 issued for year ended March 31, 2005 which vested upon grant date. The options expire between five and ten years from the date of grant. The Company has recorded compensation expense of $20,550, $1,166,601 and $370,108 for the years ended March 31, 2003,
          2004 and 2005 which represents the fair value of the options vested computed using the Black-Scholes options pricing model on each grant date.

          On June 22, 2004 the Company's stockholders approved the 2004 Stock Option Plan and ratified amendments of the terms of outstanding options and warrants, including the repricing of options to certain Directors and employees. The Company will record a significant compensation expense in the future periods in which the options vest based on the fair value of the options after reflecting the repricing and amendments to the terms of the options.

          The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each year presented:

                                                                      2005                   2004                    2003
                                                                      ----                   ----                    ----
         Net loss as reported                                     $ (5,906,890)          $(6,514,217)            $ (4,061,422
         Add:  Stock-based compensation expense
         included in reported net loss, net of related
         tax effects                                                 1,008,850             1,754,584                   20,550
         Deduct:  Total stock-based compensation
         expense determined under fair value method
         for all awards, net of related tax effect                     (68,880)             (865,255)              (1,070,651)
                                                                  ------------           -----------             ------------
         Pro forma net loss                                         (4,966,920)           (5,624,888)              (5,111,523)
                                                                  ============           ===========             ============
         Loss per share as reported                                      (0.46)                (0.58)                   (0.40)
         Pro-forma loss per share                                        (0.39)                (0.50)                   (0.51)


                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003


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

          RECLASSIFICATIONS

          Certain accounts and amounts in the 2003 financial statements have been reclassified in order to conform with the 2005 presentation. These reclassifications have no effect on net income.

NOTE 2 -  MANAGEMENT'S LIQUIDITY PLANS

          The Company reported net losses of $5,906,890, $6,514,217 and $4,061,422 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. At March 31, 2005, the Company had an accumulated deficit of approximately $41.1 million, consolidated assets of approximately $9.2 million, stockholders' equity of approximately $5.7 million, and working capital of approximately $3.3 million. The Company has not generated any significant revenue to date.

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


          There is also no assurance that the Company's current business strategies will be successfully implemented or that it will raise the necessary funds to allow it to continue its operations. Management believes that cost reductions already implemented will reduce losses in the future, and with the Company's existing working capital levels, anticipates that the Company will be able to continue its operations at least through the end of fiscal year 2006, assuming it is successful in consummating the transactions discussed above.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003

NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and equipment at March 31, 2005 and 2004 consists of the following:

                                                                             2005                2004
                                                                             ----                ----
          Laboratory manufacturing, and warehouse equipment              $  3,566,674        $  3,140,250
          Office equipment                                                     32,981              32,981
          Furniture and fixtures                                               51,781              51,781
          Land, building and improvements                                   2,097,668           2,097,668
          Equipment under capital lease                                       168,179             168,179
                                                                         ------------        ------------
                                                                            5,917,283           5,490,859
          Less: Accumulated depreciation and amortization                   1,722,846           1,400,609
                                                                         ------------        ------------
                                                                         $  4,194,437        $  4,090,250
                                                                         ============        ============


          Depreciation and amortization expense amounted to $322,237, $300,303 and $278,348 for the years ended March 31, 2005, 2004 and 2003, respectively. The Company's obligations under capital leases were satisfied prior to March 31, 2004.

NOTE 4 -  INTANGIBLE ASSETS

          Intangible assets at March 31, 2005 and 2004, consist of the following:

                                                                              2005                2004
                                                                              ----                ----

          Patents                                                         $    145,830        $    145,830
          Trademarks                                                             8,120               8,120

                                                                               153,950             153,950
          Less: Accumulated amortization
                                                                                72,766              51,754
                                                                          ------------        ------------
                                                                          $     81,184        $    102,196
                                                                          ============        ============


          Amortization  of intangible  assets  amounted to $21,012,  $19,342 and
          $19,344  for  the  years  ended  March  31,   2005,   2004  and  2003,
          respectively.

          Aggregate amortization expense of intangible assets for the next five fiscal years is estimated to be as follows:

         YEARS ENDING MARCH 31,
         ----------------------

                     2006                                    $   21,012
                     2007                                        21,012
                     2008                                        21,012
                     2009                                         8,140
                     2010                                         8,140

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003

NOTE 5 -  NOTE PAYABLE

          During the year ended March 31, 2005, the unpaid portion of a $375,000 5.90% bank note was satisfied by the proceeds of a $225,000 maturing certificate of deposit.

          On July 8, 2004, Elite Labs entered into a loan and financing agreement in order to finance the purchase of certain machinery and equipment. Elite Labs borrowed $ 400,000 payable in 36 monthly installments of $13,671, each, including principal and interest at 14% annum. The loan is secured by two pieces of equipment and the guaranty of the Company.

          The notes payable consisted of the following at March 31:

                                                                               2005                2004
                                                                               ----                ----

          Note payable                                                     $    315,074        $    225,000
          Current portion                                                      (127,946)            (75,000)
                                                                           ------------        ------------
          Long-term portion, net of current maturities                         $187,128        $    150,000
                                                                           ============        ============


          Future principal maturities under this loan are as follows:

          YEARS ENDING MARCH 31,
          ----------------------

                  2005                                  $   127,946
                  2006                                      147,054
                  2007
                                                             40,074
                                                        -----------
                                                        $   315,074
                                                        ===========

NOTE 6 -  BOND FINANCING OFFERING

          On September 2, 1999, the Company completed the issuance of tax exempt bonds by the New Jersey Economic Development Authority. The aggregate principal proceeds of the fifteen year term bonds were $3,000,000. Interest on the bonds accrues at 7.75% per annum. The net proceeds are being used by the Company to refinance the land and building it currently owns, and for the purchase of certain manufacturing equipment and related building improvements.

          Offering costs in connection with the bond issuance totaling $197,860 were paid from bond proceeds and underwriter fees equal to $90,000
          (three percent (3%) of the par amount of the bonds) are being amortized over the term of the bonds. Amortization expense was $13,190 in each of the three years ended March 31, 2005.

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

                          MARCH 31, 2005, 2004 AND 2003


NOTE 6 -  BOND FINANCING OFFERING (CONTINUED)

          All restricted accounts other than the $300,000 Debt Service Reserve are expected to be expended within twelve months and are therefore categorized as current assets. Bond financing consisted of the following at March 31:

                                                                               2005                2004
                                                                               ----                ----
            EDA Bonds                                                      $  2,345,000        $  2,495,000
            Current portion

                                                                               (165,000)           (150,000)
                                                                           ------------        ------------

            Long term portion, net of current maturities                      2,180,000           2,345,000
                                                                           ============        ============

           Future principal maturities required under the bond agreement are as follows:

              YEARS ENDING MARCH 31,
              ----------------------

                      2006                                  $   165,000
                      2007                                      175,000
                      2008                                      190,000
                      2009                                      205,000
                      2010                                      220,000
                      Thereafter                              1,390,000
                                                           ------------
                                                           $  2,345,000
                                                           ============

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003


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

          For the year ended March 31, 2002 and the period beginning April 1, 2002 through September 30, 2002, ERL recognized net losses of $633,642 and $232,742, respectively, and the Company recognized 80.1% of these losses, or $507,640 and $186,379, respectively. The product formulation fees of $187,810 and $601,057 earned by the Company for services rendered to ERL for the years ended March 31, 2003 and 2002, respectively, are included in ERL's expenses. During fiscal year 2001, ERL paid $15,000,000 to Elan for a license providing ERL non-exclusive rights to use certain Elan in-process drug delivery technologies. The Elan technology rights acquired relate to very early stage technology that, in the opinion of management, have not reached technological feasibility and have no future alternative uses. Through the date of its termination, ERL completed in-vivo (pilot clinical trial) on the first product and began formulation and development of two additional products.

          During fiscal year 2003, the Company consummated a termination agreement (the "Termination Agreement") with Elan to acquire all of Elan's interest in ERL. As further discussed in Note 10, the joint venture was terminated effective September 30, 2002.

              ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003


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

          The Company did not pay, nor did Elan receive any cash consideration under the Termination Agreement. Furthermore, the Company has the exclusive rights to the proprietary, development and commercial rights for the worldwide markets for two other products developed by ERL. The Company is not required to pay Elan royalties on revenues that may be realized from these two other products.

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

          As a result of the Termination Agreement, ERL became a wholly-owned subsidiary of the Company as of September 30, 2002. Elan retained certain securities of Elite that it had obtained in connection with the joint venture and transferred other such securities to a third-party, as further discussed in Note 10.

          The  following  is  unaudited   pro-forma   consolidated   results  of
          operations for the year ended March 31, 2003, assuming the acquisition was completed on April 1, 2002.

                                                              2003
                                                              ----
                                                           (Unaudited)

          Revenue                                          $      442,500

          Proforma net (loss) available to common
                shareholders                               $   (4,107,785)

          Proforma net (loss) available to common
                shareholders per share -
                basic and diluted                          $        (0.40)


          Unaudited pro-forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003

NOTE 8 -  INCOME TAXES

          The components of the provision for income taxes are as follows:


                                              YEAR ENDED MARCH 31,

                                2005               2004                2003
                                ----               ----                ----
          Federal:
             Current         $        --         $       --           $       --
             Deferred                 --                 --                   --
                             -----------         ----------           ----------
                                      --                 --                   --
                             -----------         ----------           ----------

          State:
             Current               1,000              1,000                  400
             Deferred                 --                 --                   --
                             -----------         ----------           ----------
                                   1,000              1,000                  400
                             -----------         ----------           ----------
                             $     1,000         $    1,000           $      400
                             ===========         ==========           ==========

          During the year ended March 31, 2003, the Company received approval for the sale of $1,822,989 of New Jersey net-operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefit approved for receipt by the Company during the year ended March 31, 2003 was $137,818, of which $71,741 was received in November 2002. The remaining balance of $66,077 was received in 2003.

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

          During the year ended March 31, 2005, the Company received approval for the sale of an additional $2,628,257 of New Jersey net-operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefit received during the year ended March 31, 2005 was $205,792 and is recorded as other income in the accompanying financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003


NOTE 8 -  INCOME TAXES (CONTINUED)


          The major components of deferred tax assets at March 31, 2005 and 2004 are as follows:

                                                         2005             2004
                                                         ----            ----
          Net operating loss carry forwards          $  8,422,225   $ 6,736,336
          Valuation allowance                          (8,422,225)   (6,736,336)
                                                     ------------   -----------

                                                     $         --   $        --
                                                     ============   ===========

          At March 31, 2005 and 2004, a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any benefits because of the uncertainty of generating the future taxable income necessary to use the net operating loss carryforwards. The valuation allowance increased during 2005, 2004 and 2003 by $1,685,889, $2,250,169, and $1,357,792, respectively.


          At March 31, 2005, for federal income tax purposes, the Company has unused net operating loss carryforwards of approximately $23,192,444 expiring in 2007 through 2025. For state tax purposes, the Company has $10,360,986 of unused net operating losses, which are net of the $12,167,760 of the New Jersey net-operating losses sold, as discussed above.

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

          EMPLOYMENT AGREEMENTS

          The Company had an employment agreement ("Employment Agreement") with its former President/CEO, Atul M. Mehta.

          On June 3, 2003, Dr. Mehta resigned from all positions that he held with the Company, while reserving his rights under his Employment Agreement and under common law. On July 3, 2003, Dr. Mehta instituted litigation against Elite and one of its directors, in the Superior Court of New Jersey, for, among other things, the alleged breach of his Employment Agreement and for defamation. He also claimed that he was entitled to receive his salary through June 6, 2006. The Company made certain counter claims against Mehta.

          Under a settlement agreement, dated April 21, 2004, Mehta relinquished any rights to the Company's patents and intellectual properties and agreed to certain non-disclosure and certain limited non-competition covenants. The Company paid Mehta $400,000 and certain expense reimbursements, and received a short-term option for the Company or its designees to acquire all of the shares of the Common Stock of the Company held by Mehta and his affiliates at $2.00 per share. The Company paid $100,000 into escrow which was released to Mehta because the option was not exercised in full. As part of the settlement, the Company extended expiration dates of certain options to purchase 770,000 shares of Common Stock at prices ranging from $1.00 to $10.00 per share held by Mehta and also provided him with certain "piggyback" registration rights with respect to shares underlying his options. The Company entered into an agreement dated October 7, 2004 with Mehta pursuant to which 100,000 of the $10.00 options were terminated, the expiration dates of the other 670,000 options were extended from June 13, 2005 to December 31, 2007 and the exercise price of 170,000 options were reduced from $10.00 to $2.34 per share. The agreement also obligates the Company to bear Mehta's legal and other expenses not to exceed $50,000 for the two year period from the litigation settlement.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003



NOTE 9 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)


          EMPLOYMENT AGREEMENTS

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

           - Mr. Berk will be entitled to receive severance in accordance with the employment agreement if he is terminated without cause or because of his death or permanent disability or if he terminates his employment for good reason or following a "change-of-control". The severance will be payable in accordance with the terms of his employment agreement.

          CONSULTING AGREEMENTS

          The Company entered into one year consulting agreements with each of Saggi Capital Corp. and Bridge Ventures Inc. on November 4, 2003. The consultants' services include, but are not limited to, advice with respect to overall strategic planning, financing opportunities, acquisition policy, commercial and investment banking relationships and stockholders matters. In consideration of each consultant's services, the Company agreed to pay each consultant $75,000 payable in monthly installments of $6,250 and to issue to each consultant a warrant to purchase 100,000 shares of the Company's Common Stock. Consulting expenses under both agreements aggregated $165,000 for year ended March 31, 2005 and $30,000 plus approximately $470,000 attributable to the issuance of the warrants for the year ended March 31, 2004. These agreements were extended as to the consultants' services for an additional year at $75,000 each.

          On July 3, 2003, the Company entered into an agreement with Leerink Swann & Company to provide a Valuation and a Fairness Opinion in order for the Company to complete a proposed acquisition for which it received a non-refundable retainer fee of $50,000. If and when the Board of Directors requests a Fairness Opinion, Leerink's compensation shall be $50,000. For the year ended March 31, 2005 and 2004, consulting expenses under this agreement amounted to the $50,000 non-refundable retainer fee.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003


NOTE 9 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

          REFERRAL AGREEMENTS

          On January 29, 2002, the Company entered into a Referral Agreement with a Director (Referring Party) whereby Elite will pay the Referring Party a fee based upon payments received by Elite from sales of products, development fees, licensing fees and royalties generated as a direct result of the Referring Party identifying customers for Elite. These amounts are to be reduced by the cost of goods sold directly incurred in the manufacturing or development of products as well as any direct expenses associated with these efforts. The referral fee each year is to equal:


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

          No amounts had been earned through March 31, 2005.

          On August 1, 1998, the Company entered into a consulting agreement (the "1998 Agreement") with a company owned by a then Director for the purpose of providing management, marketing and financial consulting services for an unspecified term. Terms of the agreement provided for a nonrefundable monthly fee of $2,000. This compensation was applied against amounts due pursuant to a business referral agreement entered into on April 8, 1997 (the "1997 Agreement") with the same party.

          Terms of the 1997 Agreement provided for payments by the Company based upon a formula, as defined, for an unspecified term. On November 14, 2000, the Company amended its 1997 Agreement to provide certain consulting services for the period beginning November 1, 2000 through October 31, 2003. The Company previously advanced $20,000 under the 1997 Agreement in addition to a payment of $50,000 made during the year ended March 31, 2001. The 1997 Agreement provided for 25 monthly installments of $3,200 beginning on December 1, 2001.

          Consulting expense under the 1997 and 1998 Agreements amounted to $28,800 for the year ended March 31, 2004 and no expense incurred for the year ended March 31, 2003. The agreement terminated on November 30, 2003.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003


NOTE 9 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

          COLLABORATIVE AGREEMENTS

          On March 30, 2005, the Company entered into a product, development, manufacturing and distribution agreement with Harris Pharmaceutical, Inc. and Tish Technologies LLC with respect to a generic controlled release drug delivery system in an undisclosed area. The product is a generic equivalent to a branded drug with addressable market revenues of approximately $80 million per year. The agreement provides for (i) the drug development by Elite with costs of development to be shared by Elite and the marketing company, (ii) the manufacture by Elite and its sale to the marketing company for distribution, and (iii) Tish Technologies LLC to be responsible for any requisite submissions to the FDA relating to the product. Elite is to share in the profits, if any, generated from the sale of the product.

          On December 18, 2003, the Company and Pivotal Development, L.L.C. entered into an agreement to develop a controlled release product utilizing Elite's proprietary drug delivery technology. The product is a generic equivalent to a drug losing patent exclusivity with addressable market revenues of approximately $150 million per year. The agreement also provides a future option to develop a controlled release NDA product.

          Under the collaboration agreement, Pivotal Development is responsible for taking the Elite formulation through clinical development and the FDA regulatory approval process. The partners will seek a license during the development cycle from a pharmaceutical company which has the resources to effectively market the product and share the cost of defining the product against any lawsuits.

          Elite and Pivotal are to bear costs in their respective areas of responsibility. In addition, Pivotal is to pay Elite $750,000 upon attainment of certain milestones outlined in the agreement.

          Pivotal has not raised the capital required to move forward with the development agreement and did not go forward under the terms of the agreement. Elite is attempting to identify other partners for this project.

          In June 2001, the Company entered into two separate and distinct development and license agreements with ECR, another pharmaceutical company. The Company is developing two drug compounds for ECR in exchange for certain payments and royalties. The Company also reserves the right to manufacture the compounds. The Company received $250,000 and $300,000, respectively, on these two agreements, which were earned during the year ended March 31, 2002. The Company is currently proceeding with the development and formulation for both products as specified in the development agreements. The Company is currently manufacturing commercial batches for promotion by ECR for which Elite will receive a royalty on product revenues. Manufacturing fees and royalties amounted to $125,739 and $24,291, respectively, for the year ended March 31, 2005.

          On September 13, 2002, the Company, entered into a manufacturing agreement with Ethypharm S.A. ("Ethypharm"). Under the terms of this agreement, the Company initiated the manufacturing of a new prescription drug product for Ethypharm. The Company received an upfront manufacturing fee for the first phase of the technology transfer and billed an additional amount upon the completion of the first phase of manufacturing. The Company is entitled to receive additional fees in advance for the final phase of the manufacturing. In addition, if and when FDA approval is obtained and if requested by Ethypharm, the Company is to manufacture commercial batches of the product on terms to be agreed upon. There were no amounts earned for years ended March 31, 2005 and 2004.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003


NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)

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

          The holders of the Preferred Shares were entitled to dividends at the rate of 8% of the original issue price of $12.30 per share payable on December 1 and June 1 of each year in cash or shares of Common Stock. Holders were entitled to elect one Director, were entitled to ten votes per share, and vote with the Common Stockholders as one class on all other matters. Each Preferred Share is convertible into ten shares of Common Stock. The purchaser of the Preferred Shares (the "INVESTORS") received for each Preferred Share acquired two Common Stock Purchase Warrants, one exercisable on or prior to December 31, 2005 ("SHORT-TERM WARRANTS") and the other exercisable on or prior to December 28, 2009 ("LONG-TERM WARRANTS"). Each warrant represents the right to purchase five shares of Common Stock.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003


NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

          SERIES A 8% CONVERTIBLE PREFERRED STOCK TRANSACTION (Continued)

          Holders of the Preferred Shares were provided demand and piggy-back registration rights at the Company's expense. The Company registered under the Securities Act of 1933 (the "ACT") for resale the shares of Common Stock issuable upon conversion of the Preferred Shares, exercise of the warrants (including the Placement Agent's warrants) and as payment of dividends on the Preferred Shares.

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

          Under the Certificate of Designation of the Series A Preferred Stock of the Corporation, all outstanding shares of Preferred Stock automatically convert into shares of Common Stock, par value $0.01 upon the Corporation providing written notice to holders of Preferred Stock certifying that the Current Market Price of the Common Stock for 30 consecutive Trading Days exceeded $3.69 and the average daily trading volume of the Common Stock for such 30 consecutive Trading Days equaled or exceeded 50,000 shares per day.

          On March 3, 2005, the Corporation certified that the Current Market Price of the Common Stock for each Trading Day during the 30 consecutive Trading Days from January 18, 2005 through and including March 1, 2005 exceeded $3.69, which represented 300% of the Initial Conversion Price of $1.23 per share, and the average daily volume of the Common Stock during the 30 Day Trading Period exceeded 50,000 shares.

          As a result of the above, the remaining outstanding shares of convertible Series A Preferred Stock (21,922 shares), par value $0.01 per share were converted into 219,220 shares of Common of the Corporation as of March 7, 2005. Accordingly, the Corporation has issued an aggregate of 5,265,516 shares of Common Stock with respect to the issuance of conversion shares and dividend shares.

          COMMON STOCK TRANSACTION

          On July 6, 2004, the Company issued 26,500 shares of Common Stock valued at $58,300 and agreed to pay $10,000 per month to a corporation in consideration for the rendering for a six-month period of investor relation consulting services, including the distribution of the Company's press releases, the provision of related strategic advice and the inclusion of the Company on the consultant's website. The Company agreed to provide the holder with "piggy-back" registration rights with respect to the shares.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003


NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

          INSIDER TRADING

          Under Section 16(b) of the Securities Exchange Act of 1934, an insider, as defined, is required to disgorge any gain on the purchase and sale, or sale and purchase of an issuer's equity securities within any period of six months. During fiscal 2005, the former Chairman of the Board remitted $117,740 to the Company to return his gain based on the applicable provisions of law.

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

          During fiscal 2003, the Company purchased 100,000 shares of Common Stock in the open market for a total consideration of $306,841 pursuant to the authorization by the Board of Directors on June 27, 2002.

          PUBLIC OFFERINGS

          A registration statement on Form SB-2, declared effective on July 6, 2004 under the Securities Act of 1933, as amended, registered the following:

            1) 1,530,000  shares  acquired  in a private  placement  and  50,000 shares to be offered upon exercise of warrants issued to the Placement Agent and its associates.

            2) Shares to be offered  upon  exercise of stock  options  held by a former Chief Executive Officer at the exercise price of $1.00 per share.


          A registration statement on Form SB-2, declared effective December 28, 2004, under the Securities Act of 1933, as amended, registered the following securities:

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003


NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

          PUBLIC OFFERINGS (Continued)

            1) 5,165,580  Shares  of Common  Stock  which  may be  offered  upon conversion of the outstanding 516,558 shares of Series A Preferred Stock (a current conversion rate of 10 shares of Common Stock for each Series A Preferred share) plus 26,961 shares of Common Stock issued as the December 1, 2004 dividend and up to an additional 765,455 shares of Common Stock, which may be issued as subsequent dividends or pursuant to the conversion rate on outstanding shares of Series A Preferred Stock;

            2) 2,582,790  shares  of Common  Stock  which  may be  offered  upon exercise of Common Stock Purchase Warrants expiring December 31, 2005 issued in a private placement by the Company.

            3) 3,077,721  shares  of Common  Stock  which  may be  offered  upon exercise of Common Stock Purchase Warrants expiring December 27, 2009 issued in the foregoing private placement;

            4) 1,362,200  shares of Common Stock which have been  acquired  from
               Dr. Atul Mehta and his family by the stockholders.

            5) 670,000  shares of  Common  Stock  which  may be  issued  upon an exercise of outstanding options held by Dr. Mehta and 50,000 shares of Common Stock which may be issued upon exercise of Common Stock Purchase Warrants held by Mr. Jason Lyons;

            6) 26,500  outstanding  shares of Common Stock which had been issued to CEOcast, Inc.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003


NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

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

          The Series A Preferred Stock accrued a dividend of 7% per annum, compounded annually and payable in shares of Series A Preferred Stock. Dividends accrued and compounded annually beginning on October 16, 2001. As of September 30, 2002 (the termination date of the Joint Venture), dividends of $1,740,973 on the Series A Preferred Stock had accrued. During the year ended March 31, 2003, the Company issued Series A Preferred Stock to satisfy the accrued dividends.

          On October 17, 2000, the Company authorized 7,250,000 shares of newly created Series B Preferred Stock of which 4,806,000 was designated for issuance to Elan for a total consideration of $4,806,000. These shares were issuable from time to time to fund the Company's 80.1% portion of capital contributions to ERL and for funding of the research and development activities for ERL.

          The Series B Preferred Stock accrued dividends of 7% per annum of the original issue price, compounded on each succeeding twelve month anniversary of the first issuance and payable solely by the issuance of additional shares of Series B Preferred Stock, at a price per share equal to the original issue price. Dividends were accrued and compounded commencing one year after issuance. As of September 30, 2002 (the termination date of the joint venture), dividends of $14,000 on the Series B Preferred Stock had accrued. During the year ended March 31, 2003, the Company issued Series B Preferred Stock to satisfy accrued dividends.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003


NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

          JOINT-VENTURE TERMINATION (CONTINUED)

          Elan retained 409,165 shares of the Company's Common Stock and 773,000 shares of Series B Preferred Stock, the latter of which was converted into 52,089 shares of the Company's Common Stock. Both of the Series A and Series B Preferred Stock were converted into the Company's Common Stock in accordance with their terms. The warrants remain unexercised at March 31, 2004 and 2005.

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

                                        WARRANTS

          To date, the Company has authorized the issuance of Common Stock purchase warrants, with terms of five to six years, to various corporations and individuals, in connection with the sale of securities, loan agreements and consulting agreements. Exercise prices range from $2.00 to $18.00 per warrant. The warrants expire at various times through November 30, 2005.

          A summary of warrant activity for the fiscal years indicated below were as follows:

                                                                       2005                2004              2003
                                                                       ----                ----              ----
          Beginning balance                                         2,654,239             733,752         2,669,477
          Warrants issued                                             200,000             200,000               ---
          Warrants issued pursuant to Placement Agent
                    Agreement                                         519,931              50,000             8,136
          Warrants issued pursuant to Private Placement             5,165,580                  --               ---
          Placement Agent Warrants Exercised                           (7,500)                 --         (158,652)
          Class C Warrants                                                 --           1,723,237               ---
          Warrants exercised or expired                              (496,375)            (52,750)       (1,829,957)
                                                                    ---------           ---------        ----------

          Ending balance                                            8,035,875           2,654,239           733,752
                                                                    =========           =========        ==========

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003


NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

          CLASS A WARRANT EXCHANGE OFFER (CONTINUED)

          Each New Warrant is exercisable for the same number of shares of Common Stock as the Old Warrants at an exercise price of $5.00 per share, and expires on November 30, 2005. The New Warrants are not transferable except pursuant to operation of law.

          During the year ending March 31, 2003, the Company expensed $242,338 relating to the Exchange Offer, which represents the fair value of the New Warrants. The per share weighted-average fair value of each warrant on the date of grant was $1.10 using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 73.77%; risk-free interest rate of 2.88%; and expected lives of 3 years. The elimination of the $0.10 per share fee resulted in an additional charge of $172,324 during the year ended March 31, 2004.

          For the year ended March 31, 2003 the Company incurred legal fees and other costs amounting to approximately $100,000, in connection with the Exchange Offer, which has been charged to additional paid-in capital.

          CLASS B WARRANTS

          In September 2003, the Company amended the expiration date of the Class B Warrants to November 30, 2005.

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



                                    2005                              2004                                  2003
                                          AVERAGE                              AVERAGE                              AVERAGE
                                          WEIGHTED                             WEIGHTED                             WEIGHTED
                                          EXERCISE                             EXERCISE                             EXERCISE
                          OPTIONS          PRICE            OPTIONS             PRICE             OPTIONS            PRICE
                          -------          -----            -------             -----             -------            -----

Outstanding at
beginning of year

                         2,417,050        $   3.70         2,266,850         $      5.74         2,056,850         $   5.82
Granted                    120,000            2.34         1,024,000                2.23           210,000             5.00
Exercised                 (100,000)           1.00           (15,000)               2.00                --               --
Expired                   (160,000)           7.13          (858,800)               7.38                --               --
                         ---------        --------         ---------         -----------         ---------         --------
Outstanding at
end of year              2,277,050        $   2.16         2,417,050         $      3.70         2,266,850         $   5.74
                         =========        ========         =========         ===========         =========         ========


                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003



NOTE 11 - STOCK OPTION PLANS (CONTINUED)

          The  following  table  summarizes   information  about  stock  options
          outstanding at March 31, 2005:

                                                   WEIGHTED AVERAGE        WEIGHTED-                        WEIGHTED
                                                       REMAINING            AVERAGE                         AVERAGE
              RANGE OF             OPTIONS           CONTRACTUAL           EXERCISE         OPTIONS        EXERCISABLE
           EXERCISE PRICE        OUTSTANDING         LIFE (YEARS)            PRICE        EXERCISABLE         PRICE
           --------------        -----------         ------------            -----        -----------         -----
              $1.00 -- $2.00          403,750           0.45               $  1.88          403,750           $ 1.88

              $2.01 - $4.00         1,873,000           5.24                  2.22        1,344,300             2.23
              -------------         ---------          -----               -------        ---------           ------

              $1.00 -  4.00         2,277,050          $4.39                $ 2.16        1,748,050           $ 2.14
              -------------         ---------          -----               -------        ---------           ------

          The per share weighted-average fair value of each option granted during fiscal 2005, 2004 and 2003 ranged from $1.91, $1.03 to $2.68 and $1.28, respectively, on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions; no dividend yield; expected volatility ranging from 76.69%, 75.47% to 77.97% and 75.40%, for fiscal years 2005, 2004 and 2003, respectively; risk-free interest rate of 4.0% in 2005, 4.0% in 2004, 4.0% in 2003 and expected lives ranging from five to ten years.

          There are 1,722,950 options available for future grant under our Stock Option Plan.

NOTE 12 - MAJOR CUSTOMERS

          For the years ended March 31, revenues from major customers are as follows:

                                              2005           2004          2003
                                              ----           ----          ----

              Customer A                        --             --         29.79%
              Customer B                        --             --         56.32%
              Customer C                     49.80%         40.70%        13.49%
              Customer D                        --          59.30%           --
              Customer E                     49.80%            --            --

          Customer A represents ERL, a joint-venture until September 30, 2002, when it became a wholly-owned subsidiary of the Company, as further discussed in Note 7. Revenues after September 30, 2002, are eliminated in consolidation.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003


NOTE 13 - SUBSEQUENT EVENTS

          The Board of Directors in January 2005 adopted, and the stockholders of the Company approved on April 15, 2005, an amendment to the Company's Stock Option Plan ("the Plan") to increase the number of shares subject to the Plan from 1,500,000 to 4,000,000 shares. The Plan authorizes the grant of options to employees and directors of the Company or its subsidiaries and individuals performing consulting services to the Company or a subsidiary.

          On May 26, 2005, the Company announced that the FDA has approved the Company's investigational new drug ("IND") application for its abuse - resistant technology ("ART (TM)"), incorporating an opioid antagonist designed to discourage and reduce abuse of narcotic analgesic medications by making the product more difficult to abuse when crushed, damaged or otherwise manipulated.

          Elite's ART(TM) can be applied not only to the $2 billion addressable market of oxycodone, but also to many other opiods, thereby potentially addressing a greater overall market. The technology is protected by a patent pending.

          On May 18, 2005, proceeds of $40,000 were received from the exercise of stock options previously granted to purchase 20,000 shares of Common Stock at $2.00 per share.

          On May 24, 2005 proceeds of $156,503 were received and 101,625 shares of Common Stock were issued from the exercise of 101,625 Long-Term Warrants granted at an exercise price of $1.54, as part of the Company's private placement in October, 2004.

          On April 22, 2005, the Company retained the investment banking firm Ryan Beck & Co., as its placement agent with respect to Elite's refinancing of the 1999 A tax exempt bond issuance with the New Jersey Economic Development Authority ("NJEDA").

          The Company intends to refund and refinance its current bonds in the aggregate amount of approximately $4,200,000 and intends to use net proceeds, after refunding and issuance costs, to purchase machinery and equipment needed to expand its manufacturing facility. Under the terms of the agreement with the Placement Agent, it is on a best efforts basis, to undertake to structure and place a new bond with the NJEDA.

          The Placement Agent's fee for these services will be $30 per $1,000 of principal amount of refunding bonds issued, payable upon the successful closing of the refunding bond issue. Furthermore, the Placement Agent will pay the fees and expenses of any counsel retained by it.

          There can be no assurance that Elite will be successful in closing this bond refunding program.

          On June 21, 2005, the Company and Intelli PharmaCeutics Corp., a specialty pharmaceutical company, entered into an agreement for the development and commercialization of a controlled released generic drug by the parties. The Company is to share in the profits, if any from the sales of the drug.

          On June 22, 2005, the Company and Pliva, Inc. entered into a Product Development and License Agreement. The agreement provides for the
          development  and  license  of  a  controlled   released
          generic drug formulated by the Company. Under the agreement, Pliva will make upfront and milestone payments to the Company. The Company will manufacture the product and Pliva will market and sell the product. The development costs will be paid by Pliva and the Company and the profits will be shared equally.