Form 10-Q
period 2005-06-30
ELITE PHARMACEUTICALS INC /DE/
filed 2005-08-15
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2005
                                 -----------------------------------------------

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period ended        to


                        Commission File Number: 333-45241
--------------------------------------------------------------------------------

                           ELITE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                         22-3542636
---------------------------------------------------         --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


165 Ludlow Avenue, Northvale, New Jersey                           07647
---------------------------------------------------         --------------------
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

                                                                  Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of August 5, 2005: 18,143,108 (exclusive of 100,000 shares held in treasury).

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets as of
           June 30, 2005 (unaudited) and March 31, 2005                   1 - 2

           Consolidated Statements of Operations for the three months
           ended June 30, 2005 and June 30, 2004 (unaudited)                3

           Consolidated Statement of Changes in Stockholders' Equity
           for the three months ended June 30, 2005 (unaudited)             4

           Consolidated Statements of Cash Flows for the three months
           ended June 30, 2005 and June 30, 2004 (unaudited)                5

           Notes to Consolidated Financial Statements                     6 - 11

Item 2.  Management's Discussion And Analysis of Financial
         Condition And Results Of Operations                             12 - 15

Item 3.  Quantitative And Qualitative Disclosures
         About Market Risk                                                 15

Item 4.  Controls and Procedures                                           16


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 6.  Exhibits and Reports on Form 8-K                                  17


SIGNATURES                                                                 18

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        JUNE 30,      MARCH 31,
                                                          2005          2005
                                                       (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                           $ 2,693,341   $ 3,902,003
   Accounts receivable, net of allowance for
      doubtful accounts of $153,250 and
      $153,250, respectively                                    --       142,113
   Current portion of restricted cash - debt service       201,337       113,425
   Prepaid expenses and other current assets               307,841       346,905
                                                       -----------   -----------

      Total current assets                               3,202,519     4,504,446
                                                       -----------   -----------

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation and amortization                         4,152,090     4,194,437
                                                       -----------   -----------


INTANGIBLE ASSETS - net of accumulated amortization         75,754        81,184
                                                       -----------   -----------


OTHER ASSETS:
   Deferred charges                                         41,013        41,013
   Security deposit                                          6,980            --
   Restricted cash - debt service                          300,000       300,000
   EDA bond offering costs, net of accumulated
      amortization of  $76,948 and $73,648,
      respectively                                         120,912       124,212
                                                       -----------   -----------

      Total other assets                                   468,905       465,225
                                                       -----------   -----------

      Total assets                                     $ 7,899,268   $ 9,245,292
                                                       ===========   ===========


                   The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     JUNE 30,        MARCH 31,
                                                       2005            2005
                                                    (Unaudited)

CURRENT LIABILITIES:
   Current portion - note payable                   $    132,476   $    127,946
   Current portion of EDA bonds                          165,000        165,000
   Accounts payable and accrued expenses                 552,509        882,917
                                                    ------------   ------------
      Total current liabilities                          849,985      1,175,863
                                                    ------------   ------------


LONG TERM LIABILITIES:
   Note payable - net of current portion                 152,261        187,128
   EDA bonds - net of current portion                  2,180,000      2,180,000
                                                    ------------   ------------

      Total long-term liabilities                      2,332,261      2,367,128
                                                    ------------   ------------


      Total liabilities                                3,182,246      3,542,991
                                                    ------------   ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock -- $.01 par value;
      Authorized 4,483,442 shares
      None issued and outstanding
   Common Stock - $.01 par value;
      Authorized - 65,000,000 shares
      Issued and outstanding - 18,143,808 shares
      and 18,022,183 shares at June 30, 2005
      and March 31, 2005, respectively                   181,438        180,222
   Additional paid-in capital                         47,246,215     47,006,379

   Accumulated deficit                               (42,403,790)   (41,177,459)
                                                    ------------   ------------
                                                       5,023,863      6,009,142
   Treasury stock, at cost (100,000 shares)             (306,841)      (306,841)
                                                    ------------   ------------
       Total stockholders' equity                      4,717,022      5,702,301
                                                    ------------   ------------


       Total liabilities and stockholders' equity   $  7,899,268   $  9,245,292
                                                    ============   ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                             JUNE 30,
                                                      2005             2004
                                                   (Unaudited)      (Unaudited)

REVENUES                                          $    114,781     $         --
                                                  ------------     ------------

COST OF OPERATIONS:
    Research and development                           738,987          646,229
    General and administrative                         426,530          408,572
    Depreciation and amortization                       93,750          105,360
                                                  ------------     ------------
                                                     1,259,267        1,160,161
                                                  ------------     ------------
LOSS FROM OPERATIONS                                (1,144,486)      (1,160,161)
                                                  ------------     ------------

OTHER INCOME (EXPENSES):
   Interest income                                      19,830            3,044
   Interest expense                                    (56,125)         (51,801)
   Non-cash compensation through issuance
      of stock options and warrants                    (44,550)        (627,364)
                                                  ------------     ------------
                                                       (80,845)        (676,121)
                                                  ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES              (1,225,331)      (1,836,282)
                                                  ------------     ------------

PROVISION FOR INCOME TAXES                               1,000            1,000
                                                  ------------     ------------

NET LOSS                                          $ (1,226,331)    $ (1,837,282)
                                                  ============     ============

BASIC AND DILUTED LOSS PER COMMON SHARE           $       (.07)    $       (.15)
                                                  ============     ============


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                        18,058,934       12,204,426
                                                  ============     ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       COMMON STOCK        ADDITIONAL
                                                   ---------------------     PAID-IN      TREASURY      ACCUMULATED    STOCKHOLDERS'
                                                      SHARES     AMOUNT      CAPITAL        STOCK         DEFICIT         EQUITY
                                                   ----------   --------   -----------   -----------    ------------    -----------
BALANCE AT MARCH 31, 2005 (Audited)                18,022,183   $180,222   $47,006,379   $  (306,841)   $(41,177,459)   $ 5,702,301

Three months ended June 30, 2005 (unaudited)

Exercise of stock options                              20,000        200        39,800            --              --         40,000

Exercise of stock warrants                            101,625      1,016       155,486            --              --        156,502

Non-cash compensation through the issuance of
stock options and warrants                                 --         --        44,550            --              --         44,550

Net loss for three months ended June 30, 2005              --         --            --            --      (1,226,331)    (1,226,331)
                                                   ----------   --------   -----------   -----------    ------------    -----------

BALANCE AT JUNE 30, 2005 (Unaudited)               18,143,808   $181,438   $47,246,215   $  (306,841)   $(42,403,790)   $ 4,717,022
                                                   ==========   ========   ===========   ===========    ============    ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          THREE MONTHS ENDED
                                                              JUNE 30,
                                                        2005           2004
                                                     (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $(1,226,331)   $(1,837,282)
   Adjustments to reconcile net loss to cash used
      in operating activities:
      Depreciation and amortization                       93,750        105,360
      Non-cash compensation                               44,550        627,364
      Changes in assets and liabilities:
         Accounts receivable                             142,113             --
         Prepaid expenses and other current assets        39,064         40,145
         (Increase) in security deposit                   (6,980)            --
         Accounts payable, accrued expenses and
            other current liabilities                   (330,408)      (299,352)
         Deferred revenue                                     --        150,000
                                                     -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                 (1,244,242)    (1,213,765)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                (42,673)            --
   Payment of deposit for manufacturing equipment             --         (1,067)
   (Increase) in restricted cash                         (87,912)       (67,073)
                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                   (130,585)       (68,140)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal equipment  note payments                    (30,337)       (18,750)
   Proceeds from exercise of stock options                40,000             --
   Proceeds from exercise of stock warrants              156,502             --
                                                     -----------    -----------

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                  166,165        (18,750)
                                                     -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS               (1,208,662)    (1,300,655)

CASH AND CASH EQUIVALENTS - beginning of period        3,902,003      2,104,869
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - end of period            $ 2,693,341    $   804,214
                                                     -----------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                         $    11,591    $     3,461
      Cash paid for income taxes                           1,000          1,000


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The information in this Form 10-Q Report includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the "Company") including its wholly-owned subsidiaries, Elite Laboratories, Inc. ("Elite Labs") and Elite Research, Inc. ("ERI"), for the three months ended June 30, 2005 and June 30, 2004. As of June 30, 2005, the financial statements of all entities are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

         The financial results for the interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.

         The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2005. There have been no changes in significant accounting policies since March 31, 2005.

         The Company does not anticipate being profitable for fiscal year 2006; therefore a current provision for income tax was not established for the three months ended June 30, 2005. Only the minimum corporation tax liability required for state purposes is reflected.

NOTE 2 - STOCKHOLDERS' EQUITY

         The  shareholders  at the Annual Meeting of  Stockholders  adjourned to
         July 21, 2004, approved the amendment to the Certificate of Incorporation increasing the number of authorized shares of capital stock from 25,000,000 shares of common stock to 65,000,000 shares of common stock and 5,000,000 shares of Preferred Stock, each with a par value of $.01 per share. 516,558 shares of the Preferred Stock (issued as Series A Convertible Preferred Stock during fiscal year 2005) were converted into shares of common stock and were retired on March 2, 2005.


         PUBLIC OFFERINGS

         A registration statement on Form SB-2, declared effective on July 6, 2004 under the Securities Act of 1933, as amended, registered the following shares of common stock:

            1) 1,530,000 shares sold in a private placement and 50,000 shares to be offered upon exercise of warrants issued to the Placement Agent and its associates.

            2) 100,000 shares to be offered upon exercise of stock options held by a former Chief Executive Officer at the exercise price of $1.00 per share.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 2 - STOCKHOLDERS' EQUITY (Continued)


         PUBLIC OFFERINGS (continued)

         A registration statement on Form SB-2, declared effective December 28, 2004, under the Securities Act of 1933, as amended, registered the following shares of common stock:

            1) 5,165,580 shares which may be offered upon conversion of the outstanding 516,558 shares of Series A Preferred Stock (a conversion rate of 10 shares of Common Stock for each Series A Preferred share) plus 26,961 shares issued as the December 1, 2004 dividend and up to an additional 765,455 shares which may be issued as subsequent dividends or pursuant to the conversion rate on outstanding shares of Series A Preferred Stock;

            2) 2,582,790 shares which may be offered upon exercise of Common Stock Purchase Warrants expiring December 31, 2005 issued in a private placement by the Company.

            3) 3,077,721 shares which may be offered upon exercise of Common Stock Purchase Warrants expiring December 27, 2009 issued in the foregoing private placement;

            4) 1,362,200 shares acquired from Dr. Atul Mehta and his family which may be offered by holders.

            5) 670,000 shares which may be offered by Dr. Mehta upon exercise of outstanding options and 50,000 shares which may be offered by Mr. Jason Lyons upon exercise of Common Stock Purchase Warrants;

            6) 26,500 outstanding shares of which were issued to and may be offered by CEOcast, Inc.


         WARRANTS AND OPTIONS

         On July 20, 2004, the Company issued five-year warrants to purchase 50,000 shares of common stock at a price of $3.00 per share to an individual in consideration of his agreement to render financial consulting services. Stockholders at the Annual Meeting held on April 15, 2005 ratified the issuance of the warrants.

         On July 8, 2004, Elite Labs, to finance the purchase of certain machinery and equipment, borrowed $400,000 and designees of the lender received 50,000 warrants, which vested immediately, to purchase an aggregate of 50,000 shares of the Company's common stock at $4.20 per share.

         On June 3, 2004, the Company granted five-year warrants to purchase 100,000 shares of common stock at a price of $2.50 per share to a financial consultant.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 2 - STOCKHOLDERS' EQUITY (Continued)


         WARRANTS AND OPTIONS (continued

         The per share weighted-average fair value of the above mentioned warrants under this subcaption ranged from $.83 - $1.50 using the Black-Scholes warrant pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 80.34; risk free interest rate of 3.0% and expected lives of 10 years.

         The stockholders of the Company approved the adoption by the Board of Directors of the Company's 2004 Stock Option Plan (the "2004 Plan") in June 2004 and an amendment to the Plan on April 15, 2005. The Plan, as amended, reserves 4,000,000 shares of Common Stock for grant by the Board of Directors of incentive or nonqualified stock options to officers, employees, or directors of and consultants to the Company.

         On June 22, 2004, the Company granted under the 2004 Plan 120,000 options to Directors and 123,300 options to employees to purchase an aggregate of 243,300 shares of Common Stock at a price of $2.34 per share. The options granted to employees were in replacement of options containing exercise prices greater than $2.34 per share granted prior to the adoption of the 2004 Plan. On the same date the stockholders approved amendments made previously by the Board of Directors to outstanding warrants and options including the repricing of options to purchase 420,000 shares, of which options to purchase 330,000 shares were held by Directors of the Company.

         Accordingly, during the three months ended June 30, 2004 options with respect to an aggregate of 543,300 options were repriced (treating the options granted in lieu of outstanding options as repriced options).

         The options as repriced have exercise prices between $2.21 and $2.34 per share. 162,300 options are vested and 381,000 options are in various stages of three year vesting periods. The options expire ten years from date of issuance. The per share weighted-average fair value of options repriced during the three months ended June 30, 2004, ranged from $1.51 - $1.91 using the Black-Scholes options pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 76.69%; risk-free interest rate of 4.0%; and expected lives of ten years. The Company took a charge of $397,732 for the three months ended June 30, 2004, which represents the fair value of the options vested, utilizing the Black-Scholes options pricing model on each grant date.

         The 120,000 options granted under the 2004 Plan to members of the Board of Directors expire ten years from the date of issuance; have an exercise price of $2.34 per share and are fully vested. The per share weighted-average fair value of the options amounted to $1.91 using the Black-Scholes options pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 76.69%; risk free interest rate of 4.0%; and expected lives of ten years. The Company took a charge of $229,632 for the three-months ended June 30, 2004, which represents the fair value of the vested options, utilizing the Black-Scholes options pricing model on the grant date.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 2 - STOCKHOLDERS' EQUITY (Continued)


         WARRANTS AND OPTIONS (continued)

         The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period presented:

                                                      THREE MONTHS ENDED JUNE
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------

            Net loss as reported                     $(1,226,331)   $(1,837,282)

            Add: Stock-based compensation
            expense included in reported net loss,
            net of related tax effects                    44,550        627,364

            Deduct: Total stock-based
            compensation expense determined
            under fair value method for all awards
            net of related tax effects                   (53,786)      (641,121)
                                                     -----------    -----------

            Pro-forma net loss                       $(1,235,567)   $(1,851,039)

            Loss per share as reported               $      (.07)   $     (0.15)
            Pro-forma loss per share                 $      (.07)   $     (0.15)

         At June 30, 2005, Elite had outstanding 2,257,050 options with exercise prices ranging from $1.00 to $2.34 and 7,934,250 warrants with exercise prices ranging from $2.00 to $5.00; each option and warrant representing the right to purchase one share of common stock.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 3 - COMMITMENTS AND CONTINGENCIES


         COLLABORATIVE AGREEMENTS

         On June 21, 2005, the Company and IntelliPharmaCeutics Corp., a specialty pharmaceutical company, entered into an agreement for the development and commercialization of a controlled released generic drug by the parties. The Company is to share in the profits, if any, from the sales of the drug.

         On June 22, 2005, the Company and Pliva, Inc. ("Pliva") entered into a Product Development and License Agreement, providing for the development and license of a controlled released generic drug formulated by the Company. The Company is to manufacture and Pliva is to market and sell the product. The development costs are to be paid by Pliva and the Company and the profits are to be shared equally. Pliva is to make upfront and milestone payments to the Company

         On March 30, 2005, the Company entered into a product, development, manufacturing and distribution agreement with Harris Pharmaceutical, Inc. ("Harris") and Tish Technologies LLC ("Tish") with respect to a generic controlled release drug delivery system in an undisclosed area. The product is a generic equivalent to a branded drug. The agreement provides for (i) the drug development by Elite with costs of development to be shared by Elite and Harris, (ii) the manufacture of the product by Elite and its sale to Harris for distribution, and (iii) Tish to be responsible for any requisite submissions to the FDA relating to the product. Elite is to share in the profits, if any, generated from the sale of the product.

         In May, 2004, Elite granted Purdue Pharma, L.P. ("Purdue") the right to evaluate certain abuse resistance drug formulation technology of the Company and an option to negotiate an exclusive license to develop and commercialize Oxycodone products under the Company's technology pursuant to which the Company received $150,000, which was recognized as revenue during the year ended March 31, 2005.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 3 - COMMITMENTS AND CONTINGENCIES (Continued)


         CONSULTING AGREEMENTS

         The Company entered into one year consulting agreements with each of Saggi Capital Corp. and Bridge Ventures Inc. on November 4, 2003 which have been extended through the period ending November 4, 2005. Each of the consultant's services include advice with respect to overall strategic planning, financing opportunities, acquisition policy, commercial and investment banking relationships and stockholder matters. The Company pays each consultant a fee of $75,000 per annum in monthly installments of $6,250. In addition, the Company issued to each consultant a five (5) year warrant to purchase 100,000 shares of the Company's common stock at a price of $2.00 per share.

         On June 3, 2004, the Company agreed to issue a five-year warrant to purchase 100,000 shares of Common Stock at a price of $2.50 per share to a company in consideration of its agreement to provide consulting services.

         On July 20, 2004, the Company issued to an individual, in consideration of his agreement to provide financial consulting services, a three-year warrant to purchase 50,000 shares of common stock at a price of $3.00 per share. The issuance was ratified by stockholders on April 15, 2005.

         For the three months ended June 30, 2005 and 2004, consulting expenses under these agreements amounted to an aggregate of $45,000 and $30,000, respectively.

         LEASE

         On July 15, 2005, the Company entered into a lease for two years commencing on July 1, 2005 for part of a one-story warehouse for the storage of finished and raw material of pharmaceutical products and equipment. The lease has a renewal option for a five-year period.

         Future minimum lease payments for the periods ending June 30 are:

                             2006                    27,923
                             2007                    27,923



NOTE 4 - SUBSEQUENT EVENTS

         On July 14, 2005, the Company granted under its 2004 Stock Option Plan, ten (10) year options to purchase at a price of $2.80 per share an aggregate of 152,200 shares of common stock to employees of the Company. Vesting periods range from immediate to a period of five years from date of grant.

         On the same date, the Company granted ten (10) year options to purchase 20,000 shares of common stock at a price of $2.80 per share to its Chief Financial Officer. The option will vest over a three year period.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO
             THE THREE MONTH PERIOD ENDED JUNE 30, 2004 (UNAUDITED)


         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (the "10-K") and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

         Actual results could differ materially from those projected in the Company's forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for drug delivery products, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as "Risk Factors" in other filings by the Company with the SEC including its Annual Report on Form 10-K. Such factors may also cause substantial volatility in the market price of the Company's common stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

OVERVIEW

         The Company is a specialty pharmaceutical company principally engaged in the development and manfacture of oral, controlled release products. The Company develops controlled release products using proprietary technology and licenses these products. The Company's strategy includes developing generic versions of controlled release drug products with high barriers to entry and assisting partner companies in the life cycle management of products to improve off-patent drug products. The Company's technology is applicable to develop delayed, sustained or targeted release pellets, capsules, tablets, granules and powders. The Company has one product currently being sold commercially and a pipeline of six drug products under development in the therapeutic areas that include cardiovascular, pain management, allergy and infection. The addressable market for the Company's pipeline of products exceeds $4 billion. The Company's current facility in Northvale, New Jersey also is a GMP and DEA registered facility for research, development and manufacturing.

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

         The Company's most critical accounting policies include the recognition of revenue upon completion of certain phases of projects under research and development contracts. Revenues from these contracts are recognized when management determines the Company has completed its obligation under each phase. The Company also assesses a need for an allowance to reduce its deferred tax assets to the amount that it believes are more likely than not to be realized. Management estimates its net operating losses will probably not be utilized in the near future, and has not recognized a tax benefit from this deferred tax asset. If management anticipated being profitable, a deferred tax benefit would be recognized and such estimate would reduce net loss and net loss per share accordingly. The Company assesses the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Management estimates the Company's patents and property and equipment are not impaired. If these assets were considered impaired, the Company would recognize an impairment loss which would increase the Company's net loss and net loss per share accordingly. It should be noted that actual results may differ from these estimates under different assumptions or conditions.

         During the fiscal year ended March 31, 2003, the Company elected to prospectively recognize the fair value of stock options granted to employees and members of the Board of Directors, effective as of the beginning of the fiscal year. The prospective method allowed by the Financial Accounting Standards Board affects the Company's results of operations for the three month periods ended June 30, 2005 and 2004 as options were granted or repriced during these periods which either vested immediately or vest over three to five years. The Company does not know the future effect of options and warrants which may be granted to employees and members of the Board of Directors. The Financial Accounting Standards Board provided three transition alternatives for recognizing stock-based compensation cost using the fair value method. If management did not elect the prospective method during the three month periods ended June 30, 2005 and 2004, net loss and net loss per share would have been decreased. However, the two other methods would have required either greater compensation cost to be recognized as an expense or retroactive restatement of previously reported net loss.

RESULTS OF CONSOLIDATED OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

         Revenues, consisting solely of manufacturing fees, for the three months ended June 30, 2005 were $114,781 as compared with none over the comparable period of the prior year.

         General and administrative expenses for the three months ended June 30, 2005 were $426,530, an increase of $17,958, or approximately 4.4%, from the comparable period of the prior year. The increase in general and administrative expenses was substantially due to increased salaries and staff.

         Research and development costs for the three months ended June 30, 2005 were $739,987, an increase of $92,758, or approximately 14.4%, from $646,229 for the comparable period of the prior year, primarily the result of increases in wages, raw materials, laboratory and manufacturing supplies.

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

         Depreciation and amortization for the three months ended June 30, 2005 decreased by $11,610 to $93,750 from $105,360 for the year earlier comparable period due to the full amortization and depreciation of certain assets.

         Other expenses for the three months ended June 30, 2005 were $80,845, a decrease of $595,276, or approximately 88%, from the comparable period of the prior year. The decrease was due to a reduction of $185,082 in charges related to issuance of stock options, and a charge of $397,732 during the three months ended June 30, 2004 related to the repricing of stock options. Additional interest income, due to higher compensating balances as a result of the private placement, was offset by increases in interest expense resulting from the equipment financing.

         As a result of the foregoing, the Company's net loss for the three months ended June 30, 2005 decreased to $1,225,331 from $1,837,282 for the comparable period of the prior year.

MATERIAL CHANGES IN FINANCIAL CONDITION

         The Company's working capital (total current assets less total current liabilities), decreased to $2,352,534 as of June 30, 2005 from $3,328,583 as of March 31, 2005, primarily due to the net loss of $1,144,486 from operations.

         The Company experienced negative cash flow from operations of $1,237,262 for the three months ended June 30, 2005, primarily due to the Company's net loss from operations offset by non-cash charges of $138,300, which included $44,550 in connection with the issuance of stock options and depreciation and amortization of $93,750.

         The Company recently completed a Good Manufacturing Practices ("GMP") batch for a product currently licensed with a pharmaceutical company under a development and license agreement entered into June 2001. The Company expects to complete two additional GMP batches in the near future under the terms of the licensing agreement.

         On November 15, 2004, Elite's partner, ECR, launched LODRANE 24, once a day allergy product, utilizing Elite's extended release technology to provide for once daily dosing. Under its agreement with ECR, Elite is currently manufacturing commercial batches of LODRANE 24 in exchange for a manufacturing margin and royalties on product revenues. No royalty was earned as of June 30, 2005, but the Company expects the royalties to provide additional cash to help fund its operations.

         On March 30, 2005, the Company entered into a product, development, manufacturing and distribution agreement with Harris Pharmaceutical, Inc. ("Harris") and Tish Technologies LLC ("Tish") with respect to a generic controlled release drug delivery system in an undisclosed area. The product is a generic equivalent to a branded drug which has estimated addressable market revenues of approximately $80 million per year. The agreement provides for (1) the development of the drug by Elite with costs of development to be shared by Elite and the marketing company, (2) the manufacture by Elite and its sale to the marketing company for distribution and (3) the boutique development company to be responsible for any requisite submissions to the FDA relating to the product. Elite is to share in the profits generated from the sale of the product.

On June 21, 2005, the Company and IntelliPharmaCeutics Corp., a specialty pharmaceutical company, entered into an agreement for the development and commercialization of a controlled released generic drug by the parties. The product had an addressable market in the U.S. of approximately $4 billion in 2004. The Company is to share in the profits, if any, from the sales of the drug.

         On June 22, 2005, the Company and Pliva, Inc. ("Pliva") entered into a Product Development and License Agreement providing for the development and license of a controlled released generic drug formulated by the Company. The product had an estimated U.S. generic market size of approximately $90 million in 2004. The Company is to manufacture and Pliva will market and sell the product. Under the agreement, the partner is to make upfront and milestone payments to the Company. The development costs are to be paid by Pliva and the Company and the profits are to be shared equally.

         No assurance can be given that the Company will consummate any of the transactions contemplated above or that they will generate any material revenues for Elite.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended June 30, 2005, the Company recorded negative cash flow and financed its operations primarily through utilization of its existing cash. As of June 30, 2005, the Company's had approximately $2,693,000 of cash and cash equivalents and working capital of approximately $2.4 million, an increase of approximately $1.9 million from the $.8 million at June 30, 2004.

         Net cash used in operating activities was $1,237,262 during the three months ended June 30, 2005, compared to $1,213,765 for the three months ended June 30, 2004. Net cash used in operating activities during the three months ended June 30, 2005 included the Company's net loss of $1,226,331 and decreases in accounts payable and accrued expenses, offset in part by non-cash charges of $138,300 consisting of 44,550 in stock option charges and $93,750 in depreciation expense. Net cash used in operating activities during the three months ended June 30, 2004 included the Company's net loss of $1,837,282 offset in part by non-cash charges of $732,724 consisting of $627,364 in stock option charges, and $105,360 in depreciation expense.

         Investing   activities   used  net  cash  of  $137,565   and   $68,140,
respectively, during the three month periods ended June 30, 2005 and June 30, 2004, which resulted primarily from an increase in restricted cash.

         During the three months ended June 30, 2005, financing activities provided net cash of $166,165 from proceeds of $196,502 from the exercise of stock options and warrants, offset by $30,337 used to repay indebtedness. For the three months ended June 30, 2004, $18,750 was used to repay indebtedness.

         The Company's capital expenditures in the three month period ended June 30, 2005 were $42,673. No capital expenditures were made in the three months ended June 30, 2004.

         The Company anticipates that its capital expenditures for the 12 months ending June 30, 2006 will be limited to expenditures that can be funded entirely by development contracts that include provisions for such funding. The Company is currently seeking refinancing of its current EDA Bonds to enable it to expand its manufacturing facility with the net proceeds. While the Company's cash as of June 30, 2005 may prove adequate to finance its operations through June 30, 2006, no assurance can be given that additional funds will not be required. Accordingly, the Company may seek additional funds through the sale of additional debt or equity. No assurance can be given that any offering if undertaken will be successfully concluded or that if concluded the proceeds will be material.

         The Company had outstanding, as of June 30, 2005, bonds in the aggregate amount of $2,345,000. The bonds bear interest at a rate of 7.75% per annum and are due on various dates between 2006 and thereafter. The bonds are secured by a first lien on the Company's facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the refinancing of the land and building the Company currently owns, the purchase of certain manufacturing equipment and related building improvements and the maintenance of a $300,000 debt service reserve. All of the restricted cash, other than the debt service reserve, is expected to be expended within twelve months and is therefore categorized as a current asset on the Company's consolidated balance sheet as of June 30, 2005. Pursuant to the terms of the bond indenture agreement pursuant to which the bonds were issued, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of June 30, 2005, the Company was in compliance with the bond covenants.

         On July 8, 2004, Elite Labs entered into a loan and financing agreement in order to finance the purchase of certain machinery and equipment. Elite Labs borrowed $400,000 payable in 36 monthly installments of $13,671,each, including principal and interest at 14% per annum. The first four and the last three months of scheduled payments are being held by the lender and will be applied to the principal balance when due. The loan is secured by two pieces of equipment and the guaranty of the Company. In addition, the Company issued to designees of the lender 50,000 warrants, which vested immediately, to purchase 50,000 shares of the Company's common stock at $4.20 per share. A charge of $41,252 for the cost of these warrants was reflected in the year ending March 31, 2005.

         The Company from time to time will consider potential strategic transactions including acquisitions, strategic alliances, joint ventures and licensing arrangements with other pharmaceutical companies. The Company retained an investment banking firm to assist with its efforts. There can be no assurance that any such transaction will be available or consummated in the future.


         As of June 30, 2005, our principal source of liquidity was approximately $2,693,000 of cash and cash equivalents. We also may have access to funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from the potential sale of New Jersey tax losses. There can be no assurance that proceeds from the sale of tax losses or from the exercise, if any, of outstanding warrants or options will be material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company had no investments in marketable securities as of June 30, 2005 or assets and liabilities which are denominated in a currency other than U.S. dollars or involve commodity price risks.

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

         There was no change in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Stockholders at Registrant's Annual Meeting of Stockholders held on April 15, 2005 took the following actions:

         1.       Elected its four Directors.

                                                 FOR              WITHHELD
                                         COMMON    PREFERRED  COMMON   PREFERRED
                                       ----------   -------   -------  ---------
                  Bernard Berk         11,874,465   317,870   511,092      0
                  Edward Neugeboren*                317,870                0
                  Barry Dash           12,355,621   317,870    29,936      0
                  Melvin Van Woert     12,357,621   317,870    27,936      0

                  * Mr.  Neugeboren  was  elected  by the  Series A  Convertible
                    Preferred Stockholders.

         2. Approved the adoption of the amendment to the Company's 2004 Stock Option Plan to increase to 4,000,000 the shares subject to the Plan by a vote of 3,335,914 shares for, 648,421 shares against, and 3,851 shares abstaining.

         3. Approved the proposal to ratify amendments of options to a former officer by a vote of 3,856,770 for, 128,665 shares against and 2,751 shares abstaining and the issuance of warrants to a consultant by a vote of 3,853,270 shares for, 131,865 shares against and 3,051 shares abstaining.

         4. Approved the engagement of Miller, Ellin & Company LLP as the Company's independent auditors for the year ended March 31, 2005 by a vote of 12,680,043 shares for, 33,101 shares against and 1,751 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  31.1     Certification of Chief Executive  Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2     Certification of Chief Financial  Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1     Certification of Chief Executive  Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2     Certification by Chief Financial  Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

         Since March 31, 2005 Registrant filed current reports on Form 8-K with the Securities and Exchange Commission:

         Form 8-K filed April 5, 2005, Form 8-K/A filed May 10, 2005, Form 8-K/A filed June 13, 2005 and Form 8-K/A filed July 20, 2005 relating to items 1.01 and 9.01.

         Form 8-K filed April 29, 2005 relating to item 7.01 and 8.01.

         Form 8-K filed May 31, 2005 relating to items 8.01 and 9.01.

         Form 8-K filed June 27, 2005 relating to items 1.01 and 9.01.

         Form 8-K filed June 28, 2005 relating to items 1.01 and 9.01.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ELITE PHARMACEUTICALS, INC.


Date:    August 15, 2005            By: /s/Bernard Berk
                                    ----------------------------
                                    Bernard Berk
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:    August 15, 2005            By:  /s/Mark I. Gittelman
                                    ----------------------------
                                    Mark I. Gittelman
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)