Form 10-Q
period 2005-09-30
ELITE PHARMACEUTICALS INC /DE/
filed 2005-11-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 2005
                                 -----------------------------------------------

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period ended                        to

                        Commission File Number: 333-45241
--------------------------------------------------------------------------------

                           ELITE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                22-3542636
----------------------------------------    -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



165 Ludlow Avenue, Northvale, New Jersey                          07647
---------------------------------------------------       ----------------------
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

                                                                  Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of November 10, 2005: 18,172,835 (exclusive of 100,000 shares held in treasury).

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES



                                      INDEX


                                                                                                  Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

           Consolidated Balance Sheets as of September 30, 2005 (unaudited) and
           March 31, 2005                                                                          1 - 2

           Consolidated Statements of Operations for the three and six months
           ended September 30, 2005 and September 30, 2004 (unaudited)                               3

           Consolidated Statement of Changes in Stockholders' Equity
           for the six months ended September 30, 2005 (unaudited)                                   4

           Consolidated Statements of Cash Flows for the six months
           ended September 30, 2005 and September 30, 2004 (unaudited)                               5

           Notes to Consolidated Financial Statements                                              6 - 12

Item 2. Management's Discussion And Analysis of Financial
        Condition And Results Of Operations                                                       13 - 17

Item 3. Quantitative And Qualitative Disclosures
        About Market Risk                                                                           17

Item 4. Controls and Procedures                                                                     17


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                            17


SIGNATURES                                                                                          20

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                    SEPTEMBER 30,          MARCH 31,
                                                                                                        2005                 2005
                                                                                                     (Unaudited)           (Audited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                          $1,856,262          $3,902,003
   Accounts receivable, net of allowance for doubtful accounts of
       $153,250 and $153,250, respectively                                                                    --             142,113
   Current portion of restricted cash - debt service and project fund                                  1,259,235             113,425
   Prepaid expenses and other current assets                                                             380,592             346,905
                                                                                                      ----------          ----------

       Total current assets                                                                            3,496,089           4,504,446
                                                                                                      ----------          ----------


PROPERTY AND EQUIPMENT, net of accumulated
   depreciation and amortization                                                                       4,139,010           4,194,436
                                                                                                      ----------          ----------


INTANGIBLE ASSETS - net of accumulated amortization                                                      70,324              81,184
                                                                                                      ----------          ----------


OTHER ASSETS:
   Deferred charges                                                                                           --              41,013
   Security deposit                                                                                        6,980                  --
   Restricted cash - debt service                                                                        415,500             300,000
   EDA bond offering costs, net of accumulated amortization
       of  $1,000 and $73,648, respectively                                                              353,452             124,212
                                                                                                      ----------          ----------

       Total other assets                                                                                775,932             465,225
                                                                                                      ----------          ----------

       Total assets                                                                                   $8,481,355          $9,245,292
                                                                                                      ==========          ==========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                SEPTEMBER 30,            MARCH 31,
                                                                                                    2005                   2005
                                                                                                (Unaudited)
CURRENT LIABILITIES:
   Current portion - note payable                                                               $         --           $    127,946
   Current portion of EDA bonds                                                                      175,000                165,000
   Accounts payable and accrued expenses                                                           1,043,303                882,917
                                                                                                ------------           ------------
       Total current liabilities                                                                   1,218,303              1,175,863
                                                                                                ------------           ------------

LONG TERM LIABILITIES:
   Note payable - net of current portion                                                                  --                187,128
   EDA bonds - net of current portion                                                              3,980,000              2,180,000
                                                                                                ------------           ------------
       Total long-term liabilities                                                                 3,980,000              2,367,128
                                                                                                ------------           ------------

       Total liabilities                                                                           5,198,303              3,542,991
                                                                                                ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock -- $.01 par value;
        Authorized 4,483,442 shares
        None issued and outstanding                                                                       --                     --
   Common Stock - $.01 par value;
       Authorized - 65,000,000 shares
       Issued and outstanding - 18,251,974  shares and 18,022,183 shares at September 30, 2005 and March 31, 2005,
       respectively                                                                                  182,520                180,222
   Additional paid-in capital                                                                     47,531,860             47,006,379

   Accumulated deficit                                                                           (44,124,487)           (41,177,459)
                                                                                                ------------           ------------
                                                                                                   3,589,893              6,009,142
   Treasury stock, at cost (100,000 shares)                                                         (306,841)              (306,841)
                                                                                                ------------           ------------
       Total stockholders' equity                                                                  3,283,052              5,702,301
                                                                                                ------------           ------------


       Total liabilities and stockholders' equity                                               $  8,481,355           $  9,245,292
                                                                                                ============           ============





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                                                    -------------                           -------------
                                                              2005                2004                2005                2004
                                                              ----                ----                ----                ----
                                                           (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
REVENUES                                                   $    272,162        $    151,450        $    386,943        $    151,450
                                                           ------------        ------------        ------------        ------------
COST OF OPERATIONS:
   Research and development                                     999,340             565,390           1,738,327           1,211,619
   General and administrative                                   434,685             641,146             861,215           1,049,718
   Depreciation and amortization                                215,362             120,360             309,112             225,720
                                                           ------------        ------------        ------------        ------------
                                                              1,649,387           1,326,896           2,908,654           2,487,057
                                                           ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS                                         (1,377,225)         (1,175,446)         (2,521,711)         (2,335,607)
                                                           ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSES):
   Interest income                                               16,636               2,667              36,466               5,711
   Interest expense                                             (73,381)            (62,396)           (129,506)           (114,197)
   Non-cash compensation through issuance
       of stock options and warrants                           (286,727)           (291,954)           (331,277)           (919,318)
                                                           ------------        ------------        ------------        ------------
                                                               (343,472)           (351,683)           (424,317)         (1,027,804)
                                                           ------------        ------------        ------------        ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                       (1,720,697)         (1,527,129)         (2,946,028)         (3,363,411)
                                                           ------------        ------------        ------------        ------------

PROVISION FOR INCOME TAXES                                           --                  --               1,000               1,000
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                   $ (1,720,697)       $ (1,527,129)       $ (2,947,028)       $ (3,364,411)
                                                           ============        ============        ============        ============

BASIC AND DILUTED LOSS PER COMMON SHARE                    $       (.09)       $       (.13)       $       (.16)       $       (.28)
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                 18,179,080          12,230,926          18,130,468          12,217,748
                                                           ============        ============        ============        ============





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        COMMON STOCK         ADDITIONAL
                                                        ------------          PAID-IN      TREASURY      ACCUMULATED   STOCKHOLDERS'
                                                    SHARES       AMOUNT       CAPITAL        STOCK         DEFICIT        EQUITY
                                                    ------       ------       -------        -----         -------        ------
BALANCE AT MARCH 31, 2005 (Audited)                18,022,183  $  180,222   $47,006,379    $(306,841)   $(41,177,459)   $ 5,702,301

Six months ended September 30, 2005
(unaudited)

Exercise of stock options                              20,000         200        39,800           --              --         40,000

Exercise of stock warrants                            209,791       2,098       154,404           --              --        156,502

Non-cash compensation through the issuance
of stock options and warrants                              --          --       331,277           --              --        331,277

Net loss for six months ended September 30,
2005                                                       --          --            --           --      (2,947,028)    (2,947,028)
                                                 ------------  ----------   -----------    ---------    ------------    -----------

BALANCE AT SEPTEMBER 30, 2005                      18,251,974  $  182,520   $47,531,860    $(306,841)   $(44,124,487)   $ 3,283,052
(Unaudited)                                      ============  ==========   ===========    =========    ============    ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           SIX MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                             -------------
                                                                                                      2005                 2004
                                                                                                      ----                 ----
                                                                                                   (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                        $(2,947,028)         $(3,364,411)
   Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                                    309,112              225,720
      Charges related to issuance of common stock                                                           --               58,300
      Non-cash compensation                                                                            331,277              919,318
      Changes in assets and liabilities:
         Accounts and accrued interest receivable                                                      142,113                   --
         Prepaid expenses and other current assets                                                     (33,687)              (5,365)
         Security deposit                                                                               (6,980)                  --
         Accounts payable, accrued expenses and other current liabilities                              160,386             (139,100)
                                                                                                   -----------          -----------

NET CASH USED IN OPERATING ACTIVITIES                                                               (2,044,807)          (2,305,538)
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                                             (117,613)            (399,656)
   Payment of deposit for manufacturing equipment                                                           --              398,580
   Deposits to restricted cash                                                                      (1,674,735)                  --
   Release of restricted cash                                                                          413,425              399,461
                                                                                                   -----------          -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                 (1,378,923)             398,385
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal equipment  note payments                                                                 (274,061)                  --
   Principal bank note payments                                                                             --             (252,330)
   Proceeds from equipment loan                                                                             --              400,000
   Principal repayments of NJEDA Bonds                                                              (2,345,000)            (150,000)
   Proceeds - NJEDA Tax Exempt Bonds                                                                 4,155,000                   --
   Payment - EDA Bond Offering Costs                                                                  (354,452)                  --
   Deferred lease payments                                                                                  --              (41,013)
   Proceeds from exercise of stock options                                                              40,000                   --
   Proceeds from exercise of stock warrants                                                            156,502                   --
                                                                                                   -----------          -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                  1,377,989              (43,334)
                                                                                                   -----------          -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                             (2,045,741)          (1,950,496)

CASH AND CASH EQUIVALENTS - beginning of period                                                      3,902,003            2,104,869
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS - end of period                                                          $ 1,856,262          $   154,373
                                                                                                   -----------          -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                                                          $    92,937          $   115,166
   Cash paid for income taxes                                                                            1,000                1,000





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 1     -    BASIS OF PRESENTATION

                The information in this Form 10-Q Report includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the "Company") including its wholly-owned subsidiaries, Elite Laboratories, Inc. ("Elite Labs") and Elite Research, Inc. ("ERI"), for the three and six months ended September 30, 2005 and September 30, 2004. As of September 30, 2005, the financial statements of all entities are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

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

                The Company does not anticipate being profitable for fiscal year 2006; therefore a current provision for income tax was not established for the three or six months ended September 30, 2005. Only the minimum corporation tax liability required for state purposes is reflected.

NOTE 2   -      EDA REFINANCING

                On August 31, 2005, the Company successfully completed a refinancing through the issuance of the tax-exempt bonds (the "Bonds") by the New Jersey Economic Development Authority (the " Authority"). The refinancing involved the borrowing of $4,155,000 evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, are to be used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999,
                (ii) refinance other former equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products.

                Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company's facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a $415,500 Debt Service Reserve Fund consisting of $366,000 from the Series A Bonds proceeds and $49,500 from the Series B proceeds. $1,259,235 is deposited in a short-term restricted cash account to fund the future purchase of manufacturing equipment and development of the Company's facility.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 3   -      STOCKHOLDERS' EQUITY

                WARRANTS AND OPTIONS

                On July 20, 2004, the Company issued five-year warrants to purchase 50,000 shares of Common Stock at a price of $3.00 per share to an individual in consideration of his agreement to render financial consulting services. Stockholders at the Annual Meeting held on April 15, 2005 ratified the issuance of the warrants.

                On July 8, 2004, a subsidiary, Elite Labs, to finance the purchase of certain machinery and equipment, borrowed $400,000 and designees of the lender received 50,000 warrants, which vested immediately, to purchase an aggregate of 50,000 shares of the Company's Common Stock at $4.20 per share.

                On June 3, 2004, the Company granted five-year warrants to purchase 100,000 shares of Common Stock at a price of $2.50 per share to a financial consultant.

                The per share weighted-average fair value of the above mentioned warrants ranged from $.83 - $1.50 using the Black-Scholes warrant pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 80.34%; risk free interest rate of 3.0% and expected lives of 10 years.

                The expiration date of the Company's Series B and Series C Stock Purchase Warrants to purchase an aggregate of 2,402,181 shares of Common Stock is November 30, 2005.

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

                On the same date, the Company granted ten (10) year options to purchase 20,000 shares of Common Stock at a price of $2.80 per share to its Chief Financial Officer. The option will vest over a three-year period.

                On August 24, 2005, the Company granted ten (10) year options to purchase in the aggregate 2,000 shares at a price of $2.81 per share to employees of the Company under the 2004 Stock Option Plan vesting over a three year period.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 3   -      STOCKHOLDERS' EQUITY (Continued)

                WARRANTS AND OPTIONS (continued)

                The stock options to purchase an aggregate of 174,200 shares of Common Stock at prices ranging from $2.80 to $2.81 vest over periods from immediate to five years. The per share weighted-average value of the options ranged from $2.52 to $2.53 using the Black-Scholes options pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 97.84%, risk free interest of 4.18% and expected lives of ten years.

                On August 30, 2005, the Company granted under its 2004 Stock Option Plan options to purchase an aggregate of 120,000 shares of Common Stock to the Directors. The 120,000 options granted under the 2004 Plan to the Directors expire ten years from the issuance, have an exercise price of $2.75 per share and vest over a three year period. The per share weighted-average fair value of the 120,000 options amounted to $2.48 using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 97.84%; risk free interest rate of 4.18%; and expected lives of ten years.

                On September 2, 2005, the Chief Executive Officer waived his rights to 75,000 of 300,000 options granted to him on July 23, 2003. The Company determined that the remaining 225,000 options are fully vested.

                On September 2, 2005, the Company granted under its 2004 Stock Option Plan to the Chief Executive Officer ten (10) year options to purchase an additional 600,000 shares of Common Stock at a price of $2.69 per share with 100,000 options to vest on September 2, 2006, 100,000 options to vest on September 2, 2007 and the remaining 400,000 options to vest as follows:

                (a) 50,000 options upon the closing of each product license or product sales transaction in which the Company receives an aggregate of at least $5,000,000 in net cash;

                (b) 10,000 options upon filing with FDA of either an abbreviated new drug application (an "ANDA") or new drug application (an "NDA"); and

                (c) 40,000 options upon approval by the FDA of any ANDA or NDA for a product not previously approved by the FDA.

                The Company, in May 2005, revoked 180,000 of outstanding unexercised options granted prior to the adoption of the 2004 Stock Option Plan originally earmarked to members of the abandoned Scientific Advisory Board.

                The Company took a charge of $331,277 for the six months ended September 30, 2005 ($286,727 for the three months ended
                September 30, 2005), which represents the fair value of the vested options, utilizing the Black-Scholes options pricing model on the grant date.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 3   -      STOCKHOLDERS' EQUITY (Continued)

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

                The options as repriced have exercise prices between $2.21 and $2.34 per share. 162,300 options are vested and 381,000 options are in various stages of three year vesting periods. The options expire ten years from date of issuance. The per share weighted-average fair value of options repriced during the six months ended September 30, 2004, ranged from $1.51 - $1.91 using the Black-Scholes options pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 76.69%; risk-free interest rate of 4.0%; and expected lives of ten years. The Company took a charge of $397,732 for the six months ended September 30, 2004, which represents the fair value of the options vested, utilizing the Black-Scholes options pricing model on each grant date.

                The 120,000 options granted under the 2004 Plan to members of the Board of Directors expire ten years from the date of issuance; have an exercise price of $2.34 per share and are fully vested. The per share weighted-average fair value of the options amounted to $1.91 using the Black-Scholes options pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 76.69%; risk free interest rate of 4.0%; and expected lives of ten years. The Company took a charge of $229,632 for the six months ended September 30, 2004, which represents the fair value of the vested options, utilizing the Black-Scholes options pricing model on the grant date.

                The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period presented:

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 3    -     STOCKHOLDERS' EQUITY

                WARRANTS AND OPTIONS  (continued)

                                                                THREE MONTHS ENDED SEPTEMBER           SIX MONTHS ENDED SEPTEMBER
                                                                ----------------------------           --------------------------
                                                                   2005               2004               2005               2004
                                                                   ----               ----               ----               ----
Net loss as reported                                           $(1,720,697)       $(1,527,129)       $(2,947,028)       $(3,364,411)

Add: Stock-based compensation
expense included in reported net loss,
net of related tax effects                                         286,727            291,954            331,277            919,318

Deduct: Total stock-based
compensation expense determined
under fair value method for all awards
net of related tax effects                                         277,370)          (305,711)          (331,156)          (946,832)
                                                               -----------        -----------        -----------        -----------

Pro-forma net loss                                              (1,711,340)        (1,540,886)        (2,946,907)        (3,391,925)

Loss per share as reported                                            (.09)              (.13)              (.16)              (.28)
Pro-forma loss per share                                              (.09)              (.13)              (.16)              (.28)

                At September 30, 2005, Elite had outstanding 2,896,250 options with exercise prices ranging from $1.50 to $2.81 and 7,735,023 warrants with exercise prices ranging from $2.00 to $5.00; each option and warrant representing the right to purchase one share of Common Stock.

NOTE 4   -      COMMITMENTS AND CONTINGENCIES

                COLLABORATIVE AGREEMENTS

                On June 21, 2005, the Company and Intelli PharmaCeutics Corp., entered into an agreement for the development and commercialization of a controlled released generic drug for certain gastric diseases by the parties. The Company is to share in the profits, if any, from the sales of the drug.

                On June 22, 2005, the Company and Pliva, Inc. ("Pliva") entered into a Product Development and License Agreement, providing for the development and license of a controlled released generic anti-infective drug formulated by the Company. The Company is to manufacture and Pliva is to market and sell the product. The development costs are to be paid by Pliva and the Company and the profits are to be shared equally. Pliva is to make milestone payments to the Company.

                On March 30, 2005, the Company entered into a product, development, manufacturing and distribution agreement with Harris Pharmaceutical, Inc. ("Harris") and Tish Technologies LLC ("Tish") with respect to a controlled release generic anti-infective drug. The product is a generic equivalent to a branded drug. The agreement provides for (i) the drug development by Elite with costs of development to be shared by Elite and Harris, (ii) the manufacture of the product by Elite and its sale to Harris for distribution, and (iii) Tish to be responsible for any requisite submissions to the FDA relating to the product. Elite is to share in the profits, if any, generated from the sale of the product.

                The aforementioned agreements are in their infancy stages.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 4   -      COMMITMENTS AND CONTINGENCIES (Continued)

                COLLABORATIVE AGREEMENTS (continued)

                In May, 2004, Elite granted Purdue Pharma, L.P. ("Purdue") the right to evaluate certain abuse resistance drug formulation technology of the Company and an option to negotiate an exclusive license to develop and commercialize Oxycodone products under the Company's technology pursuant to which the Company received $150,000, which was recognized as revenue during the six months ended September 30, 2004. The agreement expired pursuant to its own terms and the Company will not receive any further revenue with respect to such agreement.

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

                For the three and six months ended September 30, 2005, consulting expenses under these agreements amounted to an aggregate of $15,000 and $60,000, respectively. For the three and six months ended September 30, 2004, consulting expenses under these agreements amounted to an aggregate of $45,000 and $90,000, respectively.

                EMPLOYMENT AGREEMENT

                On September 2, 2005, the Company entered into an amended and restated Employment Agreement with Bernard J. Berk, providing for Mr. Berk to continue to serve as the Company's Chief Executive Officer through August 31, 2009. The Employment Agreement also provides for an annual bonus as determined by the Compensation Committee of the Company's Board of Directors.

                Pursuant to the agreement:

                - Mr. Berk waived his rights to 75,000 of 300,000 options granted to him on July 23, 2003. The Company determined that the remaining 225,000 options are fully vested.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 4   -      COMMITMENTS AND CONTINGENCIES (Continued)

                EMPLOYMENT AGREEMENT (Continued)

                - Mr. Berk's salary was increased to $330,140. Such increase became effective May 1, 2005 and will accrue but not be payable until November 1, 2005.

                - Mr. Berk was granted under the Company's 2004 Stock Option Plan, ten year options to purchase 600,000 shares of Common Stock at $2.69, the fair market value of Common Stock as of the time of grant. See Note 3 as to the vesting of these options.

                - Mr. Berk will be entitled to receive severance in accordance with the employment agreement if he is terminated without cause or because of his death or permanent disability or if he terminates his employment for good reason or as a result of a "change of control" (as defined in the employment agreement). The severance will be payable in accordance with the terms of his employment agreement.

                LEASE

                On July 15, 2005, the Company entered into a lease for two years commencing on July 1, 2005 for part of a one-story warehouse for the storage of finished and raw material of pharmaceutical products and equipment. The lease has a renewal option for a five-year period.

                Future minimum lease payments for the periods ending September 30, are:

                                        2006             $27,923
                                        2007             $20,942

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

        THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

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

         Actual results could differ materially from those projected in the Company's forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for drug delivery products, changes in domestic and foreign economic, market and regulatory conditions, the results of development agreements with pharmaceutical companies, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as "Risk Factors" in other filings by the Company with the SEC including its Annual Report on Form 10-K. Such factors may also cause substantial volatility in the market price of the Company's Common Stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

OVERVIEW

         The Company is a specialty pharmaceutical company principally engaged in the development and manufacture of oral controlled-release products. The Company develops controlled release products using proprietary technology and licenses these products. The Company's strategy includes developing generic versions of controlled release drug products with high barriers to entry and assisting partner companies in the life cycle management of products to improve off-patent drug products. The Company's technology is applicable to develop delayed, sustained or targeted release pellets, capsules, tablets, granules and powders. The Company has one product currently being sold commercially and a pipeline of six drug products under development in the therapeutic areas that include cardiovascular, pain management, allergy and infection. The addressable market for the Company's pipeline of products exceeds $6 billion. The Company's current facility in Northvale, New Jersey also is a GMP and DEA registered facility for research, development, and manufacturing.

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

         During the fiscal year ended March 31, 2003, the Company elected to prospectively recognize the fair value of stock options granted to employees and members of the Board of Directors, effective as of the beginning of the fiscal year. The prospective method allowed by the Financial Accounting Standards Board affects the Company's results of operations for the three and six month periods ended September 30, 2005 and 2004 as options were granted or repriced during these periods which either vested immediately or vest over three to five years. The Company does not know the future effect of options and warrants which may be granted to employees and members of the Board of Directors. The Financial Accounting Standards Board provided three transition alternatives for recognizing stock-based compensation cost using the fair value method. If management did not elect the prospective method during the three and six month periods ended September 30, 2005 and 2004, net loss and net loss per share would have been decreased. However, the two other methods would have required either greater compensation cost to be recognized as an expense or retroactive restatement of previously reported net loss.

RESULTS OF CONSOLIDATED OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

         Revenues consisted of manufacturing fees of $254,392 and royalties of $17,770, for the three months ended September 30, 2005 as compared with $151,450, which primarily consisted of a non-refundable $150,000 payment received from Purdue Pharma L.P. for the right to evaluate certain abuse resistance drug formulation technology of the Company over the comparable period of the prior year.

         General and administrative expenses for the three months ended September 30, 2005 were $434,685, a decrease of $206,461, or approximately 32.2%, from $641,146 for the comparable period of the prior year. The decrease was substantially due to reductions in consulting and legal fees approximating $130,000 and amounts paid and accrued in settlements of litigation totaling $100,000, offset by increased allocated salaries of $20,000.

         Research and development costs for the three months ended September 30, 2005 were $999,340, an increase of $433,950, or approximately 76.7%, from $565,390 for the comparable period of the prior year, primarily the result of increases in wages, raw materials, laboratory and manufacturing supplies. The costs associated with the manufacturing of batches of Lodrane 24(R) have contributed to this increase.

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

         Depreciation and amortization for the three months ended September 30, 2005 increased by $95,002 to $215,362 from $120,360 for the year earlier comparable period due to the full write-off of financing costs associated with the redemption of the tax exempt Bonds originally issued by the Authority on September 2, 1999, offset by the reduction in amortization and depreciation of certain assets which had been fully depreciated and amortized.

         Other expenses for the three months ended September 30, 2005 were $343,472, a decrease of $8,211, or approximately 2.3%, from the comparable period of the prior year. The decrease was primarily due to a decrease of $5,227 in charges related to issuance of stock options. Additional interest income, due to higher compensating balances as a result of the private placement and EDA refinancing, was somewhat offset by increased interest expense resulting from the equipment financing.

         As a result of the foregoing, the Company's net loss for the three months ended September 30, 2005 increased to $1,720,697 from $1,527,129 or 12.7% from the comparable period of the prior year.

SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 2004

         The Company's revenues for the six months ended September 30, 2005 were $386,943, consisting of manufacturing fees of $369,173 and royalties of $17,770. Revenues for the six months ended September 30, 2004 were $151,450, which primarily consisted of a non-refundable $150,000 payment received from Purdue Pharma L.P. granting it the right to evaluate certain abuse resistance drug formulation technology of the Company.

         General and administrative expenses for the six months ended September 30, 2005 were $861,215, a decrease of $188,503 or 18.0% from $1,049,718 for the comparable period of the prior year, substantially due to reductions in amounts paid and accrued in settlements of litigation, consulting and legal fees offset by modest increases in salaries and accounting fees.

         Research and development costs for the six months ended September 30, 2005 were $1,738,327, an increase of $526,708, or approximately 43.5% from $1,211,619 for the comparable period of the prior year, primarily the result of increased wages, lab and manufacturing supplies and raw materials, largely due to the manufacturing of commercial batches of Lodrane 24(R).

         Other expenses for the six months ended September 30, 2005 were $424,317, a decrease of $603,487, or approximately 58.7% from $1,027,804 for the comparable period of the prior year, due primarily to a reduction of $588,041 in non-cash compensation through issuance of stock options and warrants, including a charge of $397,732 during the six months ended September 30, 2004 related to repricing of stock options. Additional interest income was due to higher compensating balances as a result of a private placement and EDA refinancing, somewhat offset by an increase in interest expense resulting from the equipment financing.

         The Company's net loss for the six months ended September 30, 2005 was $2,947,028 compared to $3,364,411 for the comparable period of the prior year, primarily due to the revenues generated and reduction in other expenses in the current year.

MATERIAL CHANGES IN FINANCIAL CONDITION

         The Company's working capital (total current assets less total current liabilities), decreased to $2,277,786 as of September 30, 2005 from $3,328,583 as of March 31, 2005, primarily due to the net loss of $2,521,711 from operations. Cash was used to fund the net loss.

         The  Company   experienced   negative  cash  flow  from  operations  of
$2,044,807 for the six months ended September 30, 2005, primarily due to the Company's net loss from operations offset by non-cash charges of $640,389, which included $331,277 in connection with the issuance of stock options and $309,112 of depreciation and amortization.

         On November 15, 2004, Elite's partner, ECR, launched Lodrane 24(R), once a day allergy product, utilizing Elite's extended release technology to provide for once daily dosing. Under its agreement with ECR, Elite is currently manufacturing commercial batches of Lodrane 24(R) in exchange for manufacturing margin and royalties on product revenues. Royalty income earned for the six months ended September 30, 2005 was $17,770. The Company expects the royalties to provide additional cash to help fund its operations.

         On March 30, 2005, the Company entered into a product, development, manufacturing and distribution agreement with Harris Pharmaceutical, Inc. ("Harris") and Tish Technologies LLC ("Tish") with respect to a controlled release generic anti-infective drug. The product is a generic equivalent to a branded drug which the Company estimates has addressable market revenues of approximately $80 million per year. The agreement provides for (1) the development of the drug by Elite with costs of development to be shared by Elite and Harris, (2) the manufacture by Elite and its sale to Harris for distribution and (3) Tish to be responsible for any requisite submissions to the FDA relating to the product. Elite is to share in the profits generated from the sale of the product.

         On June 21, 2005, the Company and IntelliPharmaCeutics Corp., entered into an agreement for the development and commercialization of a controlled released generic drug for certain anti-infective diseases by the parties. The Company estimates that the product had an addressable market in the U.S. of approximately $4 billion in 2004. The Company is to share in the profits, if any, from the sales of the drug.

         On June 22, 2005, the Company and Pliva, Inc. ("Pliva") entered into a Product Development and License Agreement providing for the development and license of a controlled released generic anti-infective drug formulated by the Company. The Company estimates that the product had an estimated U.S. generic market size of approximately $90 million in 2004. The Company is to manufacture and Pliva will market and sell the product. Under the agreement, the partner is to make milestone payments to the Company. The development costs are to be paid by Pliva and the Company, and the profits are to be shared equally.

         No assurance can be given that the Company will consummate any of the transactions contemplated above or that they will generate any material revenues for the Company.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended September 30, 2005, the Company recorded negative cash flow and financed its operations primarily through utilization of its existing cash. As of September 30, 2005, the Company had approximately $1.9 million of cash and cash equivalents, an increase of approximately $1.7 million from the $.2 million at September 30, 2004 and had working capital of approximately $2.3 million.

         Net cash used in operating activities was $2,044,807 during the six months ended September 30, 2005, compared to $2,305,538 for the six months ended September 30, 2004. Net cash used in operating activities during the six months ended September 30, 2005 included the Company's net loss of $2,947,028 and increases in prepaid expenses and other current assets, offset in part by non-cash charges of $331,277 in stock option charges and $309,112 in depreciation and amortization expense. Net cash used in operating activities during the six months ended September 30, 2004 included the Company's net loss of $3,364,411 offset in part by non-cash charges of $919,318 in stock option and warrant charges and $225,720 in depreciation and amortization expense.

         Investing activities used net cash of $1,378,923 during the six months ended September 30, 2005, which resulted primarily from an increase in restricted cash requirements as a result of the EDA refinancing. For the six months ended September 30, 2004, restricted cash decreased due to a principal and interest payment on its outstanding EDA Bonds.

         During the six months ended September 30, 2005, financing activities provided net cash of $1,377,989 derived from proceeds of $196,502 from the exercise of stock options and warrants and net proceeds of $1,455,548 from the refinancing of EDA Bonds , offset by $274,061 used to repay indebtedness. For the six months ended September 30, 2004, $43,334 were used to repay indebtedness.

         The Company's capital expenditures in the six months ended September 30, 2005 were $117,613. Capital expenditures in the six months ended September 30, 2004 amounted to $399,656, which was financed through an equipment loan.

            The Company anticipates that its capital expenditures for the 12 months ending September 30, 2006 will be limited to expenditures that can be funded entirely by development contracts that include provisions for such funding. The Company refinanced its current EDA Bonds to enable it to expand its manufacturing facility with the net proceeds. While the Company's cash as of September 30, 2005 may prove adequate to finance its operations through September 30, 2006, no assurance can be given that additional funds will not be required. Accordingly, the Company may seek additional funds through the sale of additional debt or equity. No assurance can be given that any offering if undertaken will be successfully concluded or that if concluded the proceeds will be material.

         The Company had outstanding, as of September 30, 2005, bonds in the aggregate amount of $4,155,000, consisting of $3,660,000 of 6.5% tax exempt Bonds with an outside maturing of September 1, 2030 and $495,000 of 9%

Bonds with an outside maturity of September 1, 2012. The bonds are secured by a first lien on the Company's facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the redemption of previously issued tax exempt bonds issued by the Authority in September 1999 and to refinance equipment financing, as well as provide approximately $1,000,000 of capital for the purchase of additional equipment for the manufacture and development at the Company's facility of pharmaceutical products and the maintenance of a $415,500 debt service reserve. All of the restricted cash, other than the debt service reserve, is expected to be expended within twelve months and is therefore categorized as a current asset on the Company's consolidated balance sheet as of September 30, 2005. Pursuant to the terms of the related bond indenture agreement, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of September 30, 2005, the Company was in compliance with the bond covenants.

         On July 8, 2004, Elite Labs entered into a loan and financing agreement to finance the purchase of certain machinery and equipment. Elite Labs borrowed $400,000 payable in 36 monthly installments of $13,671 each, including principal and interest at 14% per annum. The first four and the last three months of scheduled payments were held by the lender and were applied to the principal balance when due. The loan was secured by two pieces of equipment and the guaranty of the Company. In addition, the Company issued to designees of the lender 50,000 warrants, which vested immediately, to purchase 50,000 shares of the Company's Common Stock at $4.20 per share. A charge of $41,252 for the cost of these warrants was reflected in the six months ended September 30,2004.
Proceeds from the refinancing of the Company's EDA Bonds were used to pay-off this loan.

         The Company from time to time will consider potential strategic transactions including acquisitions, strategic alliances, joint ventures and licensing arrangements with other pharmaceutical companies. The Company retained an investment banking firm to assist with its efforts. There can be no assurance that any such transaction will be available or consummated.

         As of September 30, 2005, the Company's principal source of liquidity was approximately $1,856,262 of cash and cash equivalents. The Company also may have access to funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from the potential sale of New Jersey tax losses. There can be no assurance that proceeds from the sale of tax losses and from the exercise, if any, of outstanding warrants or options will be material.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company had no investments in marketable securities as of September 30, 2005 or assets and liabilities which are denominated in a currency other than U.S. dollars or involve commodity price risks.

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

         There was no change in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II.        OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

         10.1 Product Development, Manufacturing and Distribution Agreement, dated as of March 30, 2005, by and among Harris Pharmaceutical, Inc., Tish Technologies, LLC and Elite Labs, incorporated by reference to exhibit 10.1 to the Form 8-K filed April 5, 2005 as amended by Form 8-K/A filed July 20, 2005, as amended by Form 8-K/A filed August 23, 2005, as amended by Form 8-K/A filed September 27, 2005.*

         10.2 Product Development and Commercialization Agreement, dated as of June 21, 2005, by and among Intellepharmaceutics Corp., Elite Labs and the Company, incorporate by reference to exhibit 10.1 to the Form 8-K filed June 27, 2005, as amended by Form 8-K/A filed September 7, 2005.*

         10.3 Product Development and License Agreement, dated as of June 22, 2005, between Pliva, Inc. and Elite Labs, incorporated by reference to exhibit 10.1 to the Form 8-K filed June 28, 2005, as amended by Form 8-K/A filed September 6, 2005.*

         10.4 Loan Agreement, by and between New Jersey Economic Development Authority and the Company, dated as of August 15, 2005, incorporated by reference to exhibit 10.1 to the Form 8-K filed September 6, 2005.

         10.5 Copy of Series A Note, incorporated by reference to exhibit 10.2 to the Form 8-K filed September 6, 2005.

         10.6 Copy of Series B Note, incorporated by reference to exhibit 10.3 to the Form 8-K filed September 6, 2005.

         10.7   Mortgage  from  Company  to  New  Jersey  Economic   Development
                Authority, incorporated by reference to exhibit 10.4 to the Form 8-K filed September 6, 2005.

         10.8 Indenture between New Jersey Economic Development Authority and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to exhibit 10.5 to the Form 8-K filed September 6, 2005.

         10.9 Amended and Restated Employment Agreement, dated as of September 2, 2005, by and between the Company and Bernard Berk, incorporated by reference to exhibit 10.1 to the Form 8-K filed September 9, 2005.

         10.10 Amendment, dated as of September 2, 2005, by and between the Company and Bernard Berk, to the Stock Option Agreement, dated as of July 23, 2003, incorporated by reference to exhibit 10.2 to the Form 8-K filed September 9, 2005.

         10.11 Stock Option Agreement, dated as of September 2, 2005, by and between the Company and Bernard Berk, incorporated by reference to exhibit 10.3 to the Form 8-K filed September 9, 2005.

         10.12 Stock Option Agreement, dated as of September 2, 2005, by and between the Company and Bernard Berk, incorporated by reference to exhibit 10.4 to the Form 8-K filed September 9, 2005.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* The Company has requested confidential treatment with respect to the referenced exhibits. In the event that the Securities and Exchange Commission should deny such request in whole or in part, such exhibit or the relevant portions thereof shall be filed by amendment to applicable Current Reports on Form 8K.

         (b)    Reports on Form 8-K.

                Since June 30, 2005 Company has filed current reports on Form 8-K with the Securities and Exchange Commission:

                Form 8-K/A filed September 27, 2005 related to Form 8-K filed April 5, 2005, Form 8-K/A filed July 20, 2005 and Form 8-K/A filed August 23, 2005, relating to items 1.01 and 9.01.

                Form 8-K filed September 6, 2005 and Form 8-K/A filed September 7, 2005 relating to items 2.03 and 9.01.

                Form 8-K/A filed September 6, 2005 related to Form 8-K filed June 28, 2005 relating to items 1.01 and 9.01.

                Form 8-K/A filed September 7, 2005 related to Form 8-K filed June 27, 2005 relating to items 1.01 and 9.01.

                Form 8-K filed September 9, 2005 relating to items 1.01, 3.02 and 9.01.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ELITE PHARMACEUTICALS, INC.


Date:   November 11, 2005           By: /s/ Bernard Berk

                                    ----------------------------
                                    Bernard Berk
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:   November 11, 2005           By: /s/ Mark I. Gittelman

                                    ----------------------------
                                    Mark I. Gittelman
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)