Form 10-K
period 2006-03-31
ELITE PHARMACEUTICALS INC /DE/
filed 2006-06-29
CIK 1053369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED - March 31, 2006

                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        Commission File Number: 333-45241

                           ELITE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       22-3542636
             --------                                       ----------
   (State or other jurisdiction                           (IRS Employer
         of incorporation)                             Identification No.)

                 165 Ludlow Avenue, Northvale, New Jersey 07647
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (201) 750-2646
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to           Common Stock - $.01 par value
Section 12(b) of the Act:                 The Common Stock is listed on The
                                               American Stock Exchange

Securities registered pursuant to                       None
Section 12(g) of the Act:

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act. Yes [ ]     No [X]

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or 15(d) of the Act. Yes [ ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.
Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated file and larger accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes [ ]     No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 26, 2006 was approximately $27,141,156 based upon the closing price of the registrant's Common Stock on the American Stock Exchange, as of June 26, 2006. (For purposes of determining this amount, only directors, executive officers, and, based on Schedule 13(d) filings as of June 10, 2006 10% or greater stockholders and their respective affiliates have been deemed affiliates).

Registrant had 19,202,598 shares of common stock, par value $0.01 per share, outstanding as of June 15, 2006.

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

ANY REFERENCE TO "ELITE", THE "COMPANY"," WE", "US", "OUR" OR THE "REGISTRANT" MEANS ELITE PHARMACEUTICALS INC. AND ITS SUBSIDIARIES.

                                TABLE OF CONTENTS

                                 Form 10-K Index

                                                                                                         PAGE

                                                  PART  I

Item 1.       Business.....................................................................................1
Item 1A.      Risk Factors................................................................................11
Item 1B.      Unresolved Staff Comments...................................................................18
Item 2.       Properties..................................................................................19
Item 3.       Legal Proceedings...........................................................................19
Item 4.       Submission of Matters to a Vote of Security Holders.........................................19

                                                 PART  II

Item 5.       Market for Company's Common Equity and Related Stockholder Matters..........................20
Item 6.       Selected Financial Data.....................................................................22
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operation........23
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................................28
Item 8.       Financial Statements and Supplementary Data.................................................28
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........29
Item 9A.      Controls and Procedures.....................................................................29
Item 9B.      Other Information...........................................................................29

                                                 PART  III

Item 10.      Directors and Executive Officers of the Company.............................................30
Item 11.      Executive Compensation........................................................................
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters.........................................................................40
Item 13.      Certain Relationships and Related Transactions..............................................41
Item 14.      Principal Accounting Fees and Services......................................................41

                                                 PART  IV

Item 15.      Exhibits, Financial Statements and Schedules................................................42
Signatures    ............................................................................................48
Consolidated Financial Statements........................................................................F-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

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

         On October 24, 1997, Elite Pharmaceuticals merged with and into our predecessor company, Prologica International, Inc. ("Prologica"), an inactive publicly held Pennsylvania corporation. At the same time, Elite Labs merged with a wholly-owned subsidiary of Prologica. Following these mergers, Elite Pharmaceuticals survived as the parent to its wholly-owned subsidiary, Elite Labs.

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

BUSINESS OVERVIEW AND STRATEGY

         Elite is a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled release products. Elite develops controlled release products using proprietary technology and licenses these products. The Company's strategy includes developing generic versions of controlled release drug products with high barriers to entry and assisting partner companies in the life cycle management of products to improve off-patent drug products. Elite's technology is applicable to develop delayed, sustained or targeted release pellets, capsules, tablets, granules and powders. Elite has one product in the allergy therapeutic area currently being sold commercially by our marketing partner, ECR Pharmaceuticals. Elite also has a pipeline of eight additional drug products under development in the therapeutic areas that include pain management, allergy, cardiovascular, and infection. The addressable market for Elite's pipeline of products exceeds $6 billion in the aggregate.

Elite's current facility in Northvale, New Jersey is a Good Manufacturing Practice (GMP) and DEA registered facility for research, development, and manufacturing.

STRATEGY

         We are focusing our efforts on the following areas: (i) manufacturing of Lodrane 24(R) product; (ii) the development of the other products in our pipeline; and (iii) commercial exploitation of our products either by license and the collection of royalties, or through the manufacture of tablets and capsules using our formulations, and (iv) development of new products and the expansion of our licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

         We are focusing on the development of various types of drug products, including, generic drug products (which require abbreviated new drug applications ("ANDA")) as well as branded drug products (which require new drug applications ("NDA") under Section 505(b)(1) or 505(b)(2) of the Drug Price Competition an Patent Term Restoration Act of 1984 (the "Drug Price Act").

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

RESEARCH AND DEVELOPMENT

         During each of the last three fiscal years, we have focused on research and development activities. We spent $4,343,980 in the fiscal year ended March 31, 2006, $2,698,641 in the fiscal year ended March 31, 2005 and $2,075,074 in the fiscal year ended March 31, 2004 on research and development activities.

         Of our eight controlled release products in the pipeline, two are for pain (ELI 216 is an abuse resistant oxycodone and ELI 154 is a once daily oxycodone), one is for an allergy indication (we already have one allergy product on the market), two (doxycycline and nitrofurantoin) are for anti-infective indications, one is for gastrointestinal disorders, one is for an undisclosed indication and one (diltiazem) is for cardiovascular indications.

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

          PRODUCT           BRANDED     APPROX. U.S. SALES      NDA/             PARTNER            INDICATION
                           PRODUCT(a)    FOR BRAND AND/OR       ANDA
                                         GENERIC PRODUCTS
                                              (2005)
                                              $MM(b)

   ELI 154                 OxyContin(R)       $2,000             NDA              None           Pain Management
   Once Daily Oxycodone
                         twice a day(c)
   ELI 216                   N/A(f)           N/A(f)             NDA              None           Pain Management
   Twice daily
   oxycodone with abuse
   resistant technology
   (ART(TM))

   Undisclosed product       N/A(f)           N/A(f)         Undisclosed   ECR Pharmaceuticals       Allergy
   with partner                                                              (Richmond, VA)

   Nitrofurantoin          Macrobid(R)          $48             ANDA      Pliva US, Inc. (East      Infection
                                                                              Hanover, NJ)

   Undisclosed            Undisclosed          $100             ANDA       Orit Laboratories,      Undisclosed
                                                                                Inc.(e).
                                                                           (East Hanover, NJ)

   Lansoprazole            Prevacid(R)        $3,800            ANDA       IntelliPharmacutics   Gastrointestinal
                                                                            (Toronto, Canada)      disorders(d)

   Diltiazem              Cardizem CD(R)       $230             ANDA              None            Cardiovascular
   Once a day

   Doxycycline               Doryx(R)          $110             ANDA       Tish Technologies,       Infection
                                                                          Inc.(e) East Hanover,
                                                                                   NJ)
                                                                               and Harris
                                                                          Pharmaceuticals (Ft.
                                                                               Meyers, FL)

---------------------
(a)      The name of our competitor's branded product.

(b) Indicates the approximate amount of sales of our competitor's product and any generics (if there are any). It is not the sales of any of our products.

(c) An IND was filed and accepted by the FDA with respect to the Twice a day.

(d) This includes an agreement that grants to Elite a percent of payments paid to its Canadian partner for commercial sale of a generic of this product.

(e)      Orit  Laboratories  and Tish  Technologies are affiliates

(f) N/A means not applicable because there is no branded product on the market

         The table below presents information with respect to the development of eight of the products under development. For some of the products, we intend to make NDA filings under Sections 505(b)(1) or 505(b)(2) of the Drug Price Act. Accordingly, we anticipate, as to which there is no assurance, that the development timetable for the products for which such NDA filings are made would be shorter and less expensive. Completion of development of products by us depends on a number of factors, however, and there can be no assurance that specific time frames will be met during the development process or that the development of any particular products will be continued.

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

        DEVELOPMENT STAGE           NUMBER OF PRODUCTS             NDA/ANDA
        -----------------           ------------------             --------
           Preclinical                      2                        ANDA
       Pilot Phase I study                  2                         NDA
    Pilot bioequivalence study              3                        ANDA
            Pre-Launch                      1                         (1)

         ----------------
         (1) The partner is handling the FDA and other regulatory filings in connection with the product. Elite is working with its partner and is targeting to launch this product prior to December 31, 2006 before the end of this calendar year.

COMMERCIAL PRODUCT

         Elite manufactures a once daily allergy product, Lodrane 24(R), that was co-developed with our partner, ECR Pharmaceuticals. The product is being marketed by ECR which also has the responsibility for regulatory matters. In addition to receiving revenues for manufacture of the product, Elite also receives a royalty on in-market sales.

MANUFACTURING, CO-DEVELOPMENT AND LICENSE AGREEMENTS

         In September 1999 Elite entered into an agreement with an undisclosed partner to co-develop a chrono diltiazem product. A pilot pharmacokinetic study has been conducted, but until we have additional resources to devote to this product and locate a partner, we will not perform further clinical studies.

         In June 2001, we entered into two development contracts pursuant to which we agreed to commercially develop two products in exchange for development fees, certain payments, royalties and manufacturing rights. One product, Lodrane 24(R), was first commercially offered in November 2004, and our revenues for manufacturing the product and a royalty on sales for the year ended March 31, 2005 aggregated $150,030 and for the year ended March 31, 2006 aggregated $550,697. The payments under the foregoing agreements for the year ended March 31, 2004 were not material. Development of the second product continues and is targeted for launch before December 31, 2006.

         On March 30, 2005, we entered into a three party agreement with Tish Technologies, Inc. and Harris Pharmaceuticals, Inc. ("Harris") for the co-development and license of a controlled release product that is a generic equivalent of a commercial product sold as Doryx(R). Upon its development and the securing of the required FDA approval by the formulation development company, Elite is to manufacture and sell the commercially developed drug to the marketing company for distribution. In addition to the transfer price to the marketing company, we are to share the profits, if any, realized upon sales. On June 19, 2006, we received written notice from Harris of Harris' intent to terminate the agreement in accordance with Section 9.3 of the agreement. Elite is in discussions to continue the development of this product with Tish Technologies with the intent to license the product to a third party for distribution. As the date hereof, there have been no material revenues earned under the Agreement.

         On June 21, 2005, Elite entered into a product development and commercialization agreement with IntelliPharmaCeutics Corp. ("IPC"), a privately held, specialty pharmaceutical Canadian company that develops generic controlled release drug products. It is affiliated with IntelliPharmaCeutics, Ltd. The agreement provides for the co-development and commercialization of a controlled released product that is the generic equivalent of a commercial product sold as Prevacid(R). IntelliPharmaCeutics has taken a formulation for the product into a pilot bioequivalence biostudy. Elite with IntelliPharmaCeutics intends to scale up the product, complete additional biostudies and secure the required FDA approval for commercialization of the product. Upon commercialization, Elite is to share the profits, if any, realized upon sales.

         On June 22, 2005, Elite entered into a Product Development and License Agreement with Pliva, Inc., providing, for the development and license of a controlled released product that is a generic equivalent to a commercial product sold as Macrobid(R). Under the agreement, Pliva is to make upfront and milestone payments in the aggregate of $550,000 to the Elite. We are to manufacture and Pliva is to market and sell the product. The development costs will be paid by Pliva and Elite and the profits will be shared equally.

         On December 12, 2005, Elite and IPC amended their obligations to suspend their obligations under the IPC Agreement with respect to the development and commercialization of the controlled release drug product in Canada. IPC, in turn, entered into an agreement with ratiopharm, a Canadian company, for the development and commercialization for the product in Canada and will pay Elite a certain percentage of any payments received by IPC with respect to the commercial sale of this product by ratiopharm in Canada.

         On January 10, 2006, Elite entered into an agreement with Orit Laboratories LLC, an affiliate of Tish Technologies LLC, providing that Elite and Orit will co-develop and commercialize an extended release drug product for treatment of anxiety, and, upon completion of development, may license it for manufacture and sale. The parties intend to develop all dose strengths of the product. Elite is to share in the profits, if any from the sales of the drug.

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

         The joint venture also performed work on a second, related product in the central nervous system therapeutic area and initial formulation work on a third product combining Oxycodone with a narcotic antagonist. We have the exclusive rights to the proprietary, development and commercial exploitation for the worldwide markets for these two products developed by ERL. We will not have to pay Elan royalties on revenues that may be realized from these products.

         Under the joint venture, Elan had received 409,165 shares of our Common Stock; warrants exercisable at $18.00 per share for 100,000 shares of our Common Stock; and Series A and Series B preferred stock of Elite Labs, which were upon termination of the joint venture converted into 764,221 shares and 52,089 shares, respectively, of our Common Stock. We did not pay, nor did Elan receive, any cash consideration under the Termination Agreement.

PATENTS

         Since our incorporation, we have secured six United States patents of which two have been assigned for a fee to another pharmaceutical company. In addition, we have pending applications for two United States patents and four foreign patents.

         The pending patent applications relate to two different controlled release pharmaceutical products on which we are working. One is a U.S. patent for an opioid agonist and antagonist product that we are developing to be used with oxycodone and other opioids to minimize the abuse potential for theopioids. A second is a U.S. patent for formulation of oral sustained release opioids intended to improve the delivery of the opioids. We intend to apply for patents for other products in the future; however, there can be no assurance that any of the pending applications or other applications which we may file will be granted.

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

TRADEMARKS

         We have received Notices of Allowance from the U.S. Patent and Trademark Office granting trademark protection for one trademark. However, since we currently plan to license our products to marketing partners and not to sell under our brand name, we do not currently intend to register or maintain any additional trademarks.

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

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

         Each year we have had one or a few customers that have accounted for a large percentage of our limited sales therefore the termination of a contract with a customer may result in the loss of substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue.

EMPLOYEES

         As of June 15, 2006, we had 26 full-time employees and no part-time employees. Full-time employees are engaged in administration, research and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

ITEM 1A.          RISK FACTORS

         In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating an investment in the Company and in analyzing the Company's forward-looking statements.

WE HAVE A RELATIVELY LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS.

         Although we have been in operation since 1990, we have a relatively insignificant operating history and limited financial data upon which you may evaluate our business and prospects. In addition, our business model is likely to continue to evolve as we attempt to expand our product offerings and enter new markets. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that are attempting to move into new markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

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

WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES.

         To date, we have not been profitable, and since our inception in 1990, we have not generated any significant revenues. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have sustained losses in each year since our incorporation in 1990. We incurred net losses of $6,883,914, $5,906,890, $6,514,217, $4,061,422, and $1,774,527 for the
years ended March

31, 2006, 2005, 2004, 2003 and 2002, respectively. We expect to realize significant losses for the current year of operation and to continue to incur losses until we are able to generate sufficient revenues to support our operations and offset operating costs.

OUR RESEARCH ACTIVITIES ARE CHARACTERIZED BY INHERENT RISK AND WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP PRODUCTS FOR COMMERCIAL USE THAT ARE IN OUR PIPELINE.

         Our research activities are characterized by the inherent risk that the research will not yield results that will receive FDA approval or otherwise be suitable for commercial exploitation.

         As of March 31, 2006, we have entered into agreements with respect to the marketing upon development of four drugs. Each agreement provides that we are to commercially develop or co-develop the product with the partner and upon securing by a partner or partners having FDA approval or other regulatory approval, if required, we are to manufacture the product and sell it to a partner or marketing partner for distribution. The commercial development of one of the four drugs has been completed. No assurance can be given that sales, if any, by any marketing partner will result in profit for Elite from the product.

         We have also entered into two additional co-development agreements. These products are currently in development. No assurance can be given that we will be successful in developing these products, and, if successful, that an agreement can be reached with a marketing partner for the sale of the products or that any sales of the products will result in profit for Elite.

         We are also developing three additional products on our own. Two are in pilot Phase I studies and one is in the pilot bioequivalence stage. Additional studies including either pivotal bioequivalence or efficacy studies will be required for these products before commercialization.

         In order for any of these products to be commercialized, the FDA requires successful completion of pivotal biostudies to file an ANDA and successful completion of pivotal clinical trials before filing a NDA. The FDA next requires successful completion of comparative studies for drug listed products. ANDAs are filed with respect to generic versions of existing FDA approved products while NDAs are filed with respect to new products.

WE  COULD  EXPERIENCE   DIFFICULTY  IN  DEVELOPING  AND  INTEGRATING   STRATEGIC
ALLIANCES, CO-DEVELOPMENT OPPORTUNITIES AND OTHER RELATIONSHIPS.

         With respect to products that are being developed and are available for partnering, we intend to pursue product-specific licensing, marketing agreements, co-development opportunities and other partnering arrangements in connection with the products. We have entered into partnership arrangements as to six products but no assurance can be given that we will be able to locate partners for our other products or that any arrangement is or will be suitable. In addition, assuming we identify suitable partners, the process of effectively entering into these arrangements involves risks such that our management's attention may be diverted from other business concerns and that we may have difficulty integrating the new arrangements into our existing business.

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

IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL FINANCING NEEDED FOR THE EXPENDITURES FOR THE DEVELOPMENT AND COMMERCIALIZATION OF THE COMPANY'S DRUG PRODUCTS, IT WOULD IMPAIR THE COMPANY'S ABILITY TO CONTINUE TO MEET ITS BUSINESS OBJECTIVES.

            On March 15, 2006, the Company completed a private placement, for aggregate gross proceeds of $10,000,000, of 10,000 shares of its Series B Preferred Stock convertible into 4,444,444 shares of Common Stock and five year warrants to purchase an aggregate of 2,222,222 shares of Common Stock. 50% of such warrants have an exercise price of $2.75 and 50% have an exercise price of $3.25. Additionally, the placement agent received five year warrants to purchase 355,555 shares of Common Stock with an exercise price of $2.25.

            As of March 31, 2006, the Company had aggregate cash and cash equivalents of approximately $9,000,000, which the Company anticipates is adequate to finance its operations through the next 12 to 18 months. Thereafter, the Company will require additional financing to insure that the Company will be able to meet the expenditures to develop and commercialize its products for which requirement the Company has no current arrangements. Other possible sources of the required financing are the cash exercise of the Long Term Warrants issued in the October 2004 private placement, the Replacement Warrants issued in the December 2005 private placement and other warrants and options that are currently outstanding. No representation can be made that the Company will be able to obtain additional financing or if obtained it will be on favorable terms, or at all. No assurance can be given that any offering if undertaken will be successfully concluded or that if concluded the proceeds will be material. The Company's inability to obtain additional financing when needed would impair its ability to continue its business.

         Any further sale of the Company's equity could result in the substantial dilution of the Company's then-existing stockholders' equity. On the other hand, if the Company incurred debt, the Company would be subject to risks associated with indebtedness, including the risk that interest rates might fluctuate and cash flow would be insufficient to pay principal and interest on such indebtedness.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND AVOID CLAIMS THAT WE INFRINGED ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, OUR ABILITY TO CONDUCT BUSINESS MAY BE IMPAIRED.

         Our success, competitive position and amount of revenues, principally royalty income, if any, will depend in part on our ability to obtain patent protection in various jurisdictions related to our technologies, processes and products. We intend to file patent applications seeking such protection, but we cannot be certain that these applications will result in the issuance of patents. If patents are issued, third parties may sue us to challenge such patent protection, and although we know of no reason why they should prevail, it is possible that they could. It is likewise possible that our patents may not prevent third parties from developing similar or competing products. In addition, although we are not aware of any threatened or pending actions by third parties asserting that we have infringed on their patents, and are not aware of any actions we have taken that would lead to such a claim, it is possible that we might be sued for infringement. The cost involved in bringing suits against others for infringement of our patents, or in defending any suits brought against us, can be substantial. We may not possess sufficient funds to prosecute or defend such suits. If our products were found to infringe upon patents issued to others, we would be prohibited from manufacturing or selling such products and we could be required to pay substantial damages.

         In addition, we may be required to obtain licenses to patents or other proprietary rights of third parties in connection with the development and use of our products and technologies as they relate to other persons' technologies. At such time as we discover a need to obtain any such licenses or rights, we will need to establish whether we will be able to obtain them on favorable terms. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture or distribution of our products.

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

THE PHARMACEUTICAL INDUSTRY IS SUBJECT TO EXTENSIVE FDA REGULATION AND FOREIGN REGULATION, WHICH PRESENTS NUMEROUS RISKS TO US.

         The manufacturing and marketing of pharmaceutical products in the United States and abroad are subject to stringent governmental regulation. The sale of any of our products for use in humans in the United States will require the approval of the FDA. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards that apply to the clinical testing, manufacture and marketing of pharmaceutical products. Obtaining FDA approval for a new therapeutic product may take several years and involve substantial expenditures. The eight products currently under development have not yet been approved for sale or use in humans in the United States or elsewhere.

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

IF WE WERE SUED ON A PRODUCT LIABILITY CLAIM, AN AWARD COULD EXCEED OUR INSURANCE COVERAGE AND COST US SIGNIFICANTLY.

         The design, development and manufacture of our products involve an inherent risk of product liability claims. We have procured product liability insurance having a maximum limit of $5,000,000; however, a successful claim against us in excess of the policy limits could be very expensive to us, damaging our financial position. The amount of our insurance coverage, which has been limited due to our limited financial resources, may be materially below the coverage maintained by many of the other companies engaged in similar activities. To the best of our knowledge, no product liability claim has been made against us as of March 31, 2006.

OUR STOCK PRICE HAS BEEN VOLATILE AND MAY FLUCTUATE IN THE FUTURE.

         There has been significant volatility in the market prices for publicly traded shares of pharmaceutical companies, including ours. For the twelve months ended March 31, 2006, the closing sale price on the American Stock Exchange of our Common Stock fluctuated from a high of $4.42 per share to a low of $1.68 per share. The per share price of our Common Stock may not remain at or exceed current levels. The market price for our Common Stock, and for the stock of pharmaceutical companies generally, has been highly volatile. The market price of our Common Stock may be affected by:

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

As of this date sales of substantial amounts of the Common Stock in the public market are eligible for sale by these holders pursuant to exemption or registration under the Securities Act. Perceptions that substantial sales may take place in the future may lower the Common Stock's market price.

THE FAILURE TO MAINTAIN THE AMERICAN STOCK EXCHANGE LISTING OF THE COMMON STOCK WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE MARKET FOR THE COMMON STOCK AND ITS MARKET PRICE.

         On January 4, 2006, the Company received a letter from the American Stock Exchange ("AMEX") notifying it that, based on the Company's unaudited financial statements as of September 30, 2005, the Company is not in compliance with the continued listing standards set forth in the AMEX Company Guide in that under one listing standard its shareholders' equity is less than $4,000,000 and it had losses from continuing operations and/or net losses in three of its four most recent fiscal years and under another listing standard its shareholders' equity is less than $6,000,000 and it had losses from continuing operations and/or net losses in its five most recent fiscal years. The Company, at the request of AMEX, submitted a plan on February 3, 2006 advising AMEX of action, it has taken, and will take, to bring it in compliance with the continued listing standards within a maximum of 18 months from January 4, 2006. On March 15, 2006, the Company completed a private placement of its Series B Preferred Stock and warrants to purchase Common Stock. The Company received $10,000,000 in gross proceeds from the private placement. On March 21, 2006, the Company submitted an update to the plan it had previously submitted on February 6, 2006. Upon notice of the recent private placement and the acceptance of the updated plan, AMEX provided the Company with an extension until July 3, 2007 to regain compliance with the continued listing standards. AMEX will allow the Company to maintain its AMEX listing through the plan period, subject to periodic review of the Company's progress by the AMEX staff. If the Company is not in compliance with the continued listing standards or does not make progress consistent with such plan during the plan period, AMEX may then initiate delisting proceedings. The failure to maintain listing of the Common Stock on AMEX will have an adverse effect on the market and the market price for the Common Stock.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.           PROPERTIES.

         Our facility, which we own, is located at 165 Ludlow Avenue, Northvale, New Jersey, and contains approximately 20,000 square feet of floor space. This real property and the improvements thereon are encumbered by a mortgage in favor of the New Jersey Economic Development Authority (NJEDA) as security for a loan through tax-exempt bonds from the NJEDA to Elite. The mortgage contains certain customary provisions including, without limitation, the right of NJEDA to foreclose upon a default by Elite. See "Note 6. - Long Term Debt".

         On July 15, 2005, we entered into a lease for two years commencing on July 1, 2005 for a portion of a one-story warehouse for the storage of finished and raw material of pharmaceutical products and equipment.

         We are currently using our facilities as a laboratory, manufacturing, storage and office space. Properties used in our operations are considered suitable for the purposes for which they are used and are believed to be adequate to meet our needs for the reasonably foreseeable future.

ITEM 3.           LEGAL PROCEEDINGS.

         In the ordinary course of business the Company may be subject to litigation from time to time. There is no past, pending or, to the Company's knowledge, threatened litigation or administrative action (including litigation or action involving the Company's officers, directors or other key personnel) which in the Company's opinion has or is expected to have, a material adverse effect upon its business, prospects financial condition or operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the three months ended March 31, 2006.

                                     PART II

ITEM 5.           MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         Our Common Stock is quoted on the American Stock Exchange under the symbol "ELI". The following table shows, for the periods indicated, the high and low sales prices per share of our Common Stock as reported by the American Stock Exchange.

                                  COMMON STOCK

QUARTER ENDED                                        HIGH         LOW

FISCAL YEAR ENDING MARCH 31, 2006:
March 31, 2006.......................................$2.49       $1.85
December 31, 2005....................................$3.02       $1.69
September 30, 2005...................................$3.05       $2.62
June 30, 2005 .......................................$4.42       $2.67

FISCAL YEAR ENDING MARCH 31, 2005:
March 31, 2005.......................................$4.79       $1.15
December 31, 2004....................................$4.01       $1.20
September 30, 2004...................................$2.35       $1.05
June 30, 2004 .......................................$4.31       $2.15

FISCAL YEAR ENDING MARCH 31, 2004:
March 31, 2004.......................................$3.80       $2.40
December 30, 2003....................................$3.30       $2.70
September 30, 2003...................................$3.49       $2.05
June 30, 2003 .......................................$3.49       $1.25

         On June 20, 2006, the last reported sale price of our Common Stock, as reported by the American Stock Exchange, was $2.00 per share.

         As of June 20, 2006, there were approximately 109 holders of record and, we believe, approximately 2114 beneficial owners of our Common Stock. We are informed and believe that as of June 20, 2006, Cede & Co. held 17,482,412 shares of our Common Stock as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004. It is our understanding that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership therein and that such shares are held for the account of numerous other persons.

         We have never paid cash dividends on our common stock. We paid on May 1, 2006 a dividend in the aggregate principal amount of $33,333.33 on our Series B Convertible Preferred Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

         Please see our Quarterly Reports on Form 10-Q for the three month periods ending June 30, 2005, September 30, 2005 and December 31, 2005 and our Current Reports on Form 8-K dated September 2, 2005, December 14, 2005, December 31, 2005 and March 15, 2006 for information concerning our issuances of unregistered securities during the 12 months ended March 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

          As of March 31, 2006, we had authorized the issuance of 4,000,000 shares of Common Stock upon exercise of options pursuant to our Stock Option Plan (the "Plan") approved by our stockholders on June 22, 2004 and amended by our stockholders on June 28, 2006 to increase to 7,000,000 the number of shares subject to the Plan. As of March 31, 2006, there was an aggregate of 2,397,500 shares of Common Stock issuable upon exercise of outstanding options under the Plan having a weighted average exercise price of $2.38. In addition, there was an aggregate of 573,750 shares of Common Stock issuable upon exercise of other outstanding options granted to employees and directors having a weighted average exercise price of $2.28.

         If options granted under the Plan lapse without being exercised, other options may be granted covering the shares not purchased under such lapsed options. Options may be granted to employees, officers, Directors of and consultants to Elite. The Plan permits the Company to grant both incentive stock options ("Incentive Stock Options" or "ISOs") within the meaning of Section 422 of the Code, and other options which do not qualify as Incentive Stock Options (the "Non-Qualified Options").

         Of the ISOs outstanding, options for 93,300 shares with an exercise price of $2.34 per share were granted under the Plan on June 22, 2004 to employee holders of outstanding options previously granted by the Company having on the date of the grant a higher exercise price; such grants subject to the cancellation of the previously granted options. Such grants are deemed repricing of the outstanding options and resulted in charges to earnings of the Company equal to the difference between (i) the fair value of the vested portion of the new options granted, utilizing the Black-Scholes options pricing model on each grant date and (ii) the charges to earnings previously made as a result of the grants of the options being replaced, which will have a dilutive effect on the earnings per share and, as a result, will likely have an adverse effect on the market price of the Common Stock of the Company.

         Options to purchase 30,000 shares of Common Stock exercisable at $2.34 per share were granted under the Plan on June 22, 2004 to each of Bernard Berk, our Chief Executive Officer and a Director, and Mr. John A. Moore, Mr. Harmon Aronson, and Dr. Eric L. Sichel, each of whom was then a Director of the Company.

         Unless earlier terminated by the Board of Directors, the Plan (but not outstanding options) terminates on March 1, 2014, after which no further awards may be granted under the Plan. The Plan is administered by the full Board of Directors or, at the Board's discretion, by a committee of the Board consisting of at least two persons who are "disinterested persons" defined under Rule 16b-2(c)(ii) under the Securities Exchange Act of 1934, as amended (the "Committee"). As of March 31, 2005, no Committee has been appointed.

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

                               2006             2005              2004              2003                 2002
                               ----             ----              ----              ----                 ----
Net revenues               $   550,697      $   301,480       $   258,250       $   630,310          $ 1,197,507

Net (loss)                 $(6,883,914)     $(5,906,890)      $(6,514,217)      $(4,061,422)         $(1,774,527)

Net (loss) per             $     (0.49)     $     (0.47)      $     (0.58)      $     (0.40)         $     (0.19)
common share

Total assets               $15,702,241      $ 9,245,292       $ 7,853,434       $ 8,696,222          $12,724,498

Long-term obligations      $ 3,980,000      $ 2,367,128       $ 2,495,000       $ 2,720,000          $ 3,788,148

Weighted average            18,463,514       12,869,924        11,168,618        10,069,991            9,561,299
number of shares
outstanding

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The following discussion and analysis should be read with the financial statements and accompanying notes, included elsewhere in this Annual Report on Form 10-K. It is intended to assist the reader in understanding and evaluating our financial position.

OVERVIEW

         Elite Pharmaceuticals is a specialty pharmaceutical company principally engaged in the development and manufacturing of oral, controlled-release products. The Company's strategy includes developing generic versions of controlled release drug products with high barriers to entry and assisting partner companies in the life cycle management of products to improve off-patent drug products. Elite's technology is applicable to develop delayed, sustained or targeted release, capsules or tablets. Elite has one product currently being sold commercially and a pipeline of eight drug products under development in the therapeutic areas that include pain management, allergy, cardiovascular and infection. The addressable market for Elite's current products exceeds $6 billion in the aggregate. Elite also has a GMP and DEA registered facility for research, development, and manufacturing located in Northvale, New Jersey.

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

         During the year ended March 31, 2003, we elected to prospectively recognize the fair value of stock options granted to employees and members of the Board of Directors, effective as of the beginning of the fiscal year, which resulted in our taking charges of $1,166,601, $370,108 and $902,967 during the years ended March 31, 2004, 2005 and 2006, respectively. The fair value of stock options held by employees and members of the Board of Directors which have been granted subsequent to March 31, 2003 is expected to continue to affect the results of operations of future periods, as we continue to grant or reprice stock options to reward our management team.

YEAR ENDED MARCH 31, 2006 VS. YEAR ENDED MARCH 31, 2005

         Our revenues for the year ended March 31, 2006 were $550,697, an increase of $249,217 or approximately 83%, over revenues for the comparable prior year, and consisted of $494,231 in manufacturing fees and $56,466 in royalty fees. Revenues for the year ended March 31, 2005, consisted of a $150,000 non-refundable payment received from Purdue Pharma L.P. granting it the right to evaluate certain abuse resistant drug formulation technology, $125,739 in manufacturing fees, $24,291 in royalty fees and $1,450 in testing fees.

         Research and development costs for the year ended March 31, 2006, were $4,343,890, an increase of $1,645,249, or approximately 61%, from $2,698,641 of such costs for the comparable period of the prior year, primarily the result of increased wages, raw materials, laboratory and manufacturing supplies and consulting fees. We expect our research and development costs to continue to increase in future periods as a result of the developing and testing of products currently in our pipeline.

         General and administrative expenses (G&A) for the year ended March 31, 2006, were $1,726,626, a decrease of $433,044, or approximately 20% from G&A for the prior year. The decrease was attributable to a decrease in litigation costs, bad debt expense, auditing and legal fees, somewhat offset by increases in salaries and staff.

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

         Depreciation and amortization increased by $130,249 from $356,438 for the prior year to $486,687. The increase was the result of writing off the balance of the prior EDA Bond Offering costs as a result of the refinancing.

         Other income (expenses) for the year ended March 31, 2006 were ($876,408), a decrease of $116,213, or approximately 12%, from ($992,621) for the prior year due to (i) a reduction by $105,923 in charges related to the issuances of stock options and warrants, (ii) an increase of $13,329 in sale of New Jersey tax losses, and (iii) additional interest income of $50,930, due to higher compensating balances as a result of the private placement, partially offset by an increase of $53,969 in interest expense resulting from an increase in NJEDA Bonds outstanding.

         As a result of the foregoing, the Company's net loss for the year ended March 31, 2006 was $6,883,914 compared to $5,906,890 for the year ended March 31, 2005.

YEAR ENDED MARCH 31, 2005 VS. YEAR ENDED MARCH 31, 2004

         Our revenues for the year ended March 31, 2005 were $301,480, an increase of $43,230 or approximately 17%, over revenues of $258,250 for the prior year. The year ended March 31, 2005 revenues consisted of a $150,000 non-refundable payment received from Purdue Pharma L.P. granting it the right to evaluate certain abuse resistant drug formulation technology, $125,739 of manufacturing fees, $24,291 of royalty fees and $1,450 of testing fees. Revenues for the year ended March 31, 2004 consisted of research and development fees earned in conjunction with our distinct development, license and manufacturing agreements.

         Research and development costs for the year ended March 31, 2005, were $2,698,641, an increase of $623,567 (approximately 30%) from $2,075,074 of such costs for the prior year, primarily the result of increased wages, raw materials, laboratory and manufacturing supplies and consulting fees.

         General and administrative expenses (G&A) for the year ended March 31, 2005, were $2,159,670, a decrease of $390,176, or approximately 15% from of G&A for the prior year, attributable to a decrease in litigation costs partially offset by increases in salaries and staff, consulting fees and the write-off of a bad debt relating to accounts receivable.

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

         Depreciation and amortization increased by $23,602 from $332,836 for the year ended March 31, 2004 to $356,438 for the year ended March 31, 2005.

         Other income (expenses) for the year ended March 31, 2005 were ($992,621), a decrease of $821,090, or approximately 45%, from ($1,813,711) for the prior year. The decrease was due to (i) a reduction of $1,143,466 in charges related to the issuances of stock options and warrants, (ii) a charge of $172,324 in the prior year related to the warrant exchange offer, offset partially by a charge of $397,732 in the year ended March 31, 2005 relating to the repricing of stock options, (iii) an increase of $54,765 in the sale of New Jersey tax losses and (iv) the litigation settlement expense of $150,000 for the prior year partially offset by a $16,167 increase in interest expenses.

         As a result of the foregoing, the Company's net loss for the year ended March 31, 2005 was $5,906,890 compared to $6,514,217 for the year ended March 31, 2004.

MATERIAL CHANGES IN FINANCIAL CONDITION

         The Company's working capital (total current assets less total current liabilities), increased from $3,328,583 as of March 31, 2005, to $8,615,287 as of March 31, 2006, primarily due to net proceeds approximating $8,600,000 received from the sale of Series B 8% Preferred Stock partially offset by the net loss of $5,494,300 from operations, exclusive of non-cash charges of $1,389,614.

         The Company experienced negative cash flows from operations of ($4,625,549) for the year ended March 31, 2006, primarily due to the Company's net loss from operations of $6,883,914, less non-cash charges of $1,389,614, which included $902,927 in connection with the issuance of stock options, and $486,687 in depreciation and amortization expenses.

         On November 15, 2004, Elite's partner, ECR, launched LODRANE 24(R) once a day allergy product, utilizing Elite's extended release technology to provide for once daily dosing. Under its agreement with ECR, Elite is currently manufacturing commercial batches of LODRANE 24(R) in exchange for manufacturing margin and royalties on product revenues. Royalty income earned for the year ended March 31, 2006 was $56,466. The Company expects future cash flows from royalties to provide additional cash to help fund its operations.

         The Company recently entered into a development agreement with Pivotal Development, L.L.C. pursuant to which the Company is to receive an aggregate of $750,000 upon attaining certain milestones. The Company hopes to achieve some of the milestones by the end of the quarter ending June 30, 2007.

         On March 30, 2005, the Company entered into a product, development, manufacturing and distribution agreement with Harris Pharmaceutical, Inc. ("Harris") and Tish Technologies, LLC (Tish") with respect to a controlled release generic anti-infective drug. The product is a generic equivalent to a branded drug which the Company estimates has addressable market revenues of approximately $80 million per year. The agreement provides for (1) the development of the drug by Elite with costs of development to be shared by Elite and the marketing company, (2) the manufacture of the product by Elite and its sale to the marketing company for distribution and (3) the boutique development company to be responsible for any requisite submissions to the FDA relating to the product. Elite is to share in the profits generated from sales of the product by the marketing company. On June 19, 2006, we received written notice from Harris of Harris' intent to terminate the agreement in accordance with
Section 9.3 of the agreement. In the letter, Harris states that Tishtech did not use commercially reasonable efforts to develop the product in accordance with the development activities set forth in the Agreement. As the date hereof, there have been no material revenues earned under the Agreement.

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

         On June 22, 2005, the Company and Pliva, Inc. ("Pliva") entered into a Product Development and License Agreement providing for the development and license of a controlled released generic anti-infective drug formulated by the Company. The Company is to manufacture and Pliva will market and sell the product. Under the agreement, the partner is to make milestone payments to the Company. The development costs are to be paid both by Pliva and the Company, and the profits are to be shared equally.

         On January 10, 2006, the Company entered into a Product Development and Commercialization Agreement with Orit Laboratories LLC ("ORIT") providing that the Company and Orit will co-develop and commercialize an extended release drug product for treatment of anxiety, and upon completion of development, the possible licensing of the product for manufacture and sale. The parties intend to develop all dose strengths of the product. The Company is to share in the profits, if any from the sales of the drug. The term of the agreement is for the longer of (i) 15 years from the date the product is first commercially sold to a third party, or (ii) the life of the applicable patent(s), if any. The agreement is automatically renewable for 3-year periods unless terminated by either party by providing the other party with twelve (12) months written notice prior to any renewal period.

         In January 2006, the Food and Drug Administration accepted the Company's investigational - new drug application for OxyQD(TM), its once-a-day oxycodone painkiller. Under the new drug application, the Company will begin its development program with an early stage study to evaluate OxyQD(TM)'s sustained release formation. Currently there is no once-daily oxycodone available; the Company estimates that the U.S. market for sustained release, twice-daily oxycodone was about $2 billion as of September, 2005.

         No assurance can be given that the Company will consummate any of the transactions discussed above or that any material revenues will be generated for Elite therefrom.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended March 31, 2006, the Company recorded positive cash flow and financed its operations through utilization of its existing cash. In March 2006, the Company raised net cash approximating $8,600,000 from its private placement of its Series B 8% Preferred Stock. The Company's working capital at March 31, 2006 was $8.6 million compared with working capital of $3.3 million at March 31, 2005. Cash and cash equivalents at March 31, 2006 were $8.9 million, an increase of $5.0 million from the $3.9 million at March 31, 2005.

         The Company spent approximately $450,000 on improvements and machinery and equipment during the year ended March 31, 2006. Proceeds generated from the Company's refinancing, discussed below, were used to pay for these additions.

         The Company's purchase of machinery and equipment of approximately $426,000 during the year ending March 31, 2005 was fully financed except for minor expenditures.

         On August 31, 2005, the Company successfully completed a refinancing through the issuance of the tax-exempt bonds (the "Bonds") by the New Jersey Economic Development Authority (the "Authority"). The refinancing involved the borrowing of $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were or will be used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other former equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products.

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

         On March 15, 2006, the Company completed a $10,000,000 private placement of to a group of institutional and other private investors of its Series B Preferred Stock at a price of $1,000 per share, each share initially convertible at $2.25 into 4,444,444 shares of Common Stock, or an aggregate of 4,444,444 shares of Common Stock. The investors received two classes of five-year common stock purchase warrants. One Class represents the right to purchase an aggregate of 1,111,111 shares of Common Stock at an exercise price of $2.75 per share and the other class represents the right to purchase an aggregate of 1,111,111 shares of Common Stock at an exercise price of $3.25 per share. The Company expects that the approximate $8,600,000 of net proceeds will contribute materially to the Company's efforts to advance their portfolio of pain products through the clinic as well as accelerate the development of other Company controlled release products which utilize the Company's proprietary oral drug delivery systems and abuse resistant technology.

         The Company from time to time will consider potential strategic transactions including acquisitions, strategic alliances, joint ventures and licensing arrangements with other pharmaceutical companies. The Company retained an investment banking firm to assist with its efforts. There can be no assurance that any such transaction will be available or consummated in the future.

         As of March 31, 2006, our principal source of liquidity was approximately $8,900,000 of cash and cash equivalents. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from the potential sale of New Jersey tax losses. There can be no assurance that the sale of tax losses or that any proceeds generated by the exercise of outstanding warrants or options will provide sufficient cash.

         The following table depicts our obligations and commitments to make future payments under existing contracts or contingent commitments.

                             PAYMENTS DUE BY PERIOD

Contractual Obligations      TOTAL     LESS THAN 1YEAR     1-3 YEARS      4-5 YEARS      AFTER 5 YEARS
                             -----     ---------------     ---------      ---------      -------------
NJEDA Bonds payable       $4,155,000      $175,000          $595,000       $470,000       $2,915,000

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.          CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms. The Company also concluded that information required to be disclosed in such reports is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting. The Company's management has not yet completed, and is not yet required to have completed, its assessment of internal controls over financial reporting.

ITEM 9B.          OTHER INFORMATION.

None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers, as of March 31, 2006, and their biographical information are set forth below:

---------------------- --- -----------------------------------------------------
NAME                   AGE POSITION
---------------------- --- -----------------------------------------------------
Bernard Berk           57  Chairman of the Board, Chief Executive Officer
---------------------- --- -----------------------------------------------------
Edward Neugeboren      37  Director
---------------------- --- -----------------------------------------------------
Barry Dash, PhD        74  Director
---------------------- --- -----------------------------------------------------
Dr. Melvin Van Woert   75  Director
---------------------- --- -----------------------------------------------------
Mark I. Gittelman      46  Chief Financial Officer, Secretary and Treasurer
---------------------- --- -----------------------------------------------------
Dr. Charan Behl        55  Executive Vice President and Chief Scientific Officer
---------------------- --- -----------------------------------------------------
Chris Dick             51  Executive Vice President of Corporate Development
---------------------- --- -----------------------------------------------------

         The principal occupations and employment of each such person during at least the past five years is set forth below. In each instance in which dates are not provided in connection with the person's business experience, he has held the position indicated for at least the past five years.

         Mr. Bernard Berk was appointed the Chief Executive Officer of the Company in June 2003 and a Director in February 2004. Mr. Berk has been the President and Chief Executive Officer of Michael Andrews Corporation, a pharmaceutical management consultant firm, since 1996. Mr. Berk was from 1994 until 1996, President and Chief Executive Officer of Nale Pharmaceutical Corporation and from 1989 until 1994, Senior Vice President of Sales, Marketing and Business Development of Par Pharmaceuticals, Inc. Mr. Berk holds a B.S. from New York University.

         Mr. Edward Neugeboren has been a Managing Partner of IndiGo Ventures LLC, an investment-banking firm based in New York, since January 2003. From May 2001 to January 2004, Mr. Neugeboren was a managing partner of Third Ridge Capital Management, LLC, a U.S. equity hedge fund. He was from October 2000 to April 2001 the Chief Administrative Officer of Soceron, a then emerging Silicon Alley based media software company, and from 1998 to 2000 the Chief Administrative Officer and director of Equity Research Operations at Lehman Brothers. He was from 1996 to 1998 deputy director of Equity Research at UBS Warburg, formerly Warburg, Dillon Read, and director of Equity Research Operations from 1995 to 1996. Mr. Neugeboren began his career in 1992 as an equity research analyst covering the specialty pharmaceuticals industry, constituting generic drugs and drug delivery, at Dillon Read & Co., Kidder, Peabody & Co. and Furman Selz, Inc. Mr. Neugeboren is a Director of KineMed, Inc. a platform based drug development and advanced medical diagnostics company based in San Francisco, California.

         Dr. Barry Dash has been since 1995 President and Managing Member of Dash Associates, L.L.C., an independent consultant to the pharmaceutical and health and beauty aid industries. From 1983 to 1996 he was employed by American Home Products Corporation, its Whitehall-Robins Healthcare Division, initially as Vice President of Scientific Affairs, then Senior Vice President of Scientific Affairs and then Senior Vice President of Advanced Technologies during which time he personally supervised six separate departments: Medical and Clinical Affairs, Regulatory Affairs, Technical Affairs, Research and Development, Analytical R&D and Quality
Management/Q.C. He had previously been employed by the Whitehall Robins Healthcare Division from 1960 to 1976, during which time he served as Director of Product Development Research, Assistant Vice President of Product Development and Vice President of Scientific Affairs. Dr. Dash had been employed by J.B. Williams Company (Nabisco Brands, Inc.) from 1978 to1982, during which time he helped introduce more than 14 national and test market brands. From 1976 to1978 he was Vice President, Director of Laboratories of the Consumer Products Division of American Can Company. He is a director of GeoPharma, Inc. Dr. Dash holds a Ph.D. from the University of Florida and M.S. and B.S. degrees from Columbia University at which he was Assistant Professor at the College of Pharmaceutical Sciences from 1956 to 1960. He is a member of the American Pharmaceutical Association, The American Association for the Advancement of Science and the Society of Cosmetic Chemist.

         Dr. Melvin Van Woert, an internist, has been since 1974, a member of the staff of Mount Sinai Medical Center where since 1978 he has also been a Professor in the Department of Neurology and Pharmacology at Mount Sinai School of Medicine. Dr. Van Woert had been a consultant for Neuropharmacological Drug Products to the Food and Drug Administration from 1974 to 1980; Associate Editor of Journal of the Neurological Sciences; Member of the Editorial Board of
Journal of Clinical Neurphamacology; and Medical Director of National Organization for Rare Disorders for which he received in 1993 the Humanitarian Award. His other awards include the U.S. Public Health Service Award for
Exceptional   Achievement  in  Orphan  Products  Development  and  the  National
Myoclonus Foundation Award. He has authored and co-authored more than 150 articles appearing in pharmacological, medical and other professional journals or publications.

         Mark I. Gittelman, Chief Financial Officer, Secretary and Treasurer of the Company, is the President of Gittelman & Co., P.C., an accounting firm in Clifton, New Jersey. Prior to forming Gittelman & Co., P.C. in 1984, he worked as a certified public accountant with the international accounting firm of KPMG Peat Marwick, LLP. Mr. Gittelman holds a B.S. in accounting from New York University and a Masters of Science in Taxation from Farleigh Dickinson University. He is a Certified Public Accountant licensed in New Jersey and New York, and is a member of the American Institute of Certified Public Accountants ("AICPA"), and the New Jersey State and New York State Societies of CPAs. Other than Elite Labs, no company with which Mr. Gittelman had been affiliated was a parent, subsidiary or other affiliate of the Company.

         Chris Dick, who is employed on an "at-will" basis, was appointed Executive Vice President of Corporate Development in March, 2006. Since November 2002, the Company has engaged Mr. Dick to direct its licensing and business development activities. From 1999 to 2002, Mr. Dick served as Director of Business Development for Elan Drug Delivery, Inc., responsible for licensing and business development of Elan's portfolio of drug delivery technologies. From 1997 to 1999, he was Manager of Business Development and Marketing for EnTec, a drug delivery business unit within FMC Corporation's Pharmaceutical Division. Prior thereto he held various other business and technical positions at FMC Corporation, including Manager of Marketing for its pharmaceutical functional coatings product line. Mr. Dick holds an M.B.A from the Stern School of Business, New York University, and a B.S. and a M.S. in Chemical Engineering from Cornell University.

         Dr. Charan Behl was appointed in March, 2006 Executive Vice President and Chief Scientific Officer of the Company. Dr. Behl has provided the Company since June 2003 consulting technological services as an independent contractor. He was from January 1995 to July 1998 Vice President of R&D and from July 1988 to January 2001 Executive Vice President of R&D of Nastech Pharmaceutical Corporation, Inc. From April 1981 to November 1994, Dr. Behl was employed by Hoffman La Roche, where he held a number of positions, including research leader of its Pharmaceutical R&D Department. During his tenure at Roche and Nastech, Dr. Behl created intellectual property in the area of drug delivery. His patent portfolio includes over 40 patents issued, pending and in preparation. Dr. Behl holds a B.S. in Pharmaceutical Sciences from BITS, Pilani, India, an M.S. in Pharmaceutics from Duquesne University, under the mentorship of Dr. Alvin M. Galinsky, and a Ph.D. in Pharmaceutical Sciences from the University of Michigan, under the mentorship of Dr. William I. Higuchi. Dr. Behl was an Assistant Research Scientist from 1978 to 1981 at the University of Michigan. Dr. Behl is internationally known for his scientific and professional activities. He has coauthored over 200 publications, including research articles, book chapters, and abstracts, and has made numerous presentations at national and international conferences and workshops. In conjunction with associates from academia and industry and representatives of the FDA, Dr. Behl has co-organized several workshops and symposia. He was the founding chair of the Nasal Drug Delivery Focus Group formed in 1995 under the auspices of the American Association of Pharmaceutical Scientists ("AAPS"), and served as its Chairman from 1995 to 2001. Dr. Behl is a fellow of the AAPS.

         Each director holds office (subject to our By-Laws) until the next annual meeting of stockholders and until such director's successor has been elected and qualified. Except for Mr. Berk who is employed pursuant to an employment agreement, all of our executive officers are serving until the next annual meeting of directors and until their successors have been duly elected and qualified. There are no family relationships between any of our directors and executive officers.

AUDIT COMMITTEE

         Our Board of Directors has an Audit Committee and, since June 22, 2004, a Nominating Committee. The Board has no other standing committees. The current Audit Committee, appointed on April 15, 2005, consists of Edward Neugeboren, Dr. Melvin Van Woert and Barry Dash, Ph.D. The prior Audit Committee members were John A. Moore, Harmon Aronson and Eric L. Sichel. The Audit Committee had one meeting during the fiscal year ended March 31, 2006. The Company's Board of Directors has adopted a written charter for the Audit Committee, a copy of which was included as an appendix to the Company's proxy statement sent to stockholders in connection with the annual meeting of stockholders held October 11, 2001.

         Other than Mr. Moore, we deem the members of the prior and the current Audit Committees to be independent as independence is defined in Section 121(A) of the American Stock Exchange Listing Standards, as amended effective December 1, 2003. The Board determined that Mr. Sichel, an independent director, with respect to the prior Committee qualified and Mr. Edward Neugeboren with respect to the current Audit Committee qualifies as the Audit Committee Financial Expert within the meaning of that term under the applicable regulations under the Securities Exchange Act of 1934.

         Audit Committee Report: The following is the Audit Committee Report made by all its members.

         The Audit Committee reviewed and discussed the audited financial statements with management. The Audit Committee discussed with the independent auditors of the Company the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU 380), as modified or supplemented. The Audit Committee received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as modified or supplemented. The Audit Committee discussed with the independent accountant the independent accountant's independence. Based upon the foregoing review and discussions, the Audit Committee recommended to the Board of

Directors of the Company that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed with the Commission.

                                Edward Neugeboren
                              Dr. Melvin Van Woert
                                Barry Dash, Ph.D.

NOMINATING COMMITTEE

         The Nominating Committee, initially appointed on June 22, 2004, is authorized to select the nominees of the Board of Directors for election as directors. The members were initially John A. Moore, Harmon Aronson and Bernard Berk with Barry Dash and Melvin Van Woert replacing Messrs. Aronson and Moore as of April 15, 2005. In selecting nominees the Committee identifies and evaluates the current Directors and their commitment to the policy of the Company and each individual's qualifications and availability. The Committee believes that a nominee for director of the Company should have an appropriate level of sophistication, knowledge and understanding of the Company and the industry, stockholder relations and finance and accounting for publicly held companies. The Committee also considers the need to select at least one nominee who has the appropriate experience and financial background who could qualify as an "audit committee financial expert" within the meaning of the rules under the Securities Exchange Act of 1934 and of the American Stock Exchange. The Company has not engaged any third party to assist in the process of identifying or evaluating candidates.

         The Company currently does not have a process for considering candidates put forward by stockholders other than those who are directors of the Company. In view of the recent effectiveness of the requirements under the Securities Exchange Act of 1934 as to a policy with respect to the consideration of candidates put forward by stockholders other than those who are directors of the Company, the adoption of such policy and the procedures for stockholders to submit candidates is under consideration by the Board.

MEETINGS

         During the fiscal year ended March 31, 2006, our Board of Directors held three meetings and acted by unanimous written consent on other occasions. Each director attended 75 percent or more of the aggregate number of meetings and committees of which he was a member that were held during the period of his service as a director.

         The Company does not have a formal policy regarding attendance by members of the Board of Directors at the Company's annual meeting of stockholders, although it does encourage attendance by the directors. Historically, more than a majority of the directors have attended the annual meeting.

CODE OF CONDUCT

         At the first meeting of the Board of Directors following the Annual Meeting of Stockholders held on June 22, 2004 it adopted a Code of Business
Conduct and Ethics for its officers and employees which it believes complies with the requirements for a company code of ethics for financial officers that were promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") as well as for the members of our Board of Directors. The directors will be surveyed annually regarding their compliance with the policies as set forth in the Code of Conduct for Directors. A copy of the Code of Business Conduct and Ethics is available on our website www.elitepharma.com. We intend to disclose any amendment to, or waiver of, a provision of the Business Conduct and Ethics for Directors in a report filed under the Securities Exchange Act of 1934 within five business days of the amendment or waiver.

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

         o        Resumes and other forms of job inquiries

         o        Opinion surveys and polls

         o        Business solicitations or advertisements

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of Elite. Reporting Persons are required by SEC regulation to furnish Elite with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended March 31, 2006 all Reporting Persons complied with all applicable filing requirements other than Mr. Neugeboren who did not timely file a Form 4.

ITEM 11.          EXECUTIVE COMPENSATION.

EXECUTIVE OFFICER COMPENSATION

         Mr. Berk is employed pursuant to an employment agreement, dated as of June 23, 2003, as amended and restated on September 2, 2005 (the "RESTATED EMPLOYMENT AGREEMENT"), providing for him to serve as the Company's Chief Executive Officer through August 31, 2009. Mr. Berk's salary was increased to $330,140 as a result of the occurrence of a Strategic Transaction pursuant to the terms of the Restated Employment Agreement - the increase from $200,000 was effective May 1, 2005 but not payable until November 1, 2005. Additionally, Mr. Berk is entitled to an annual bonus as determined by the Compensation Committee.

         Pursuant to the Restated Employment Agreement, Mr. Berk (i) waived his rights to 75,000 of the 300,000 options granted to him under the agreement on June 23, 2003 and the Company determined that the remaining 225,000 options fully vested as a result of the occurrence of a Strategic Transaction and (ii) was granted on September 2, 2005 under its 2004 Stock Option Plan (the "PLAN") ten year options to purchase 600,000 shares of common stock at $2.69, the fair market value of the Common Stock as of the time of the grant, of which 100,000 vest on September 2, 2006, 100,000 vest on September 2, 2007 and the remaining 400,000 vest as follows: (a) 50,000 shares upon the closing of each product license or product sale transaction (on a product by product basis and only once for each product) in which the Company receives an aggregate of at least $5,000,000 in net cash proceeds (including royalties and signing, license and milestone payments) in connection with such product transaction; (b) 10,000 shares upon the filing by the Company (in the Company's name) with the United States Food and Drug Administration (the "FDA") of either an abbreviated new drug application (an "ANDA") OR a new drug application (including an application filed with the FDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, 21 U.S.C. Section 301 et seq.) (collectively, a "NDA"), for a product not covered by a previous FDA application; and (c) 40,000 shares upon the approval by the FDA of any ANDA or NDA (filed in the Company's name) for a product not previously approved by the FDA.

         The Company also agreed that in the event that options to purchase the above 400,000 shares have fully vested, it will grant him under the Plan fully vested additional options to purchase shares at the fair market value on the date of grant as follows: (a) 50,000 options upon the closing of each product license or product sale transaction (on a product by product basis and only once for each product) in which the Company receives an aggregate of at least $5,000,000 in net cash proceeds (including royalties and signing, license and milestone payments) in connection with such product transaction; (b) 10,000 options upon the filing by the Company (in the Company's name) with the FDA of either an ANDA or NDA for a product not covered by a previous FDA application; and (c) 40,000 options upon the approval by the FDA of any ANDA, NDA or 505(b)(2) application filed in the Company's name for a product not previously approved by the FDA.

         The Restated Employment Agreement provides that if the Company terminates Mr. Berk's employment without cause or Mr. Berk terminates his employment for good reason, Mr. Berk shall be entitled to the following severance: (i) any earned but unpaid base salary plus any unpaid reimbursable expenses as of the effective date of termination of his employment, (ii) the then-current base salary and reimbursement of the cost to replace the life and disability insurance coverages afforded to Mr. Berk under the Company's benefit plans with substantially similar coverages, following the effective date of termination of his employment, for a period equal to the greater of (x) the remainder of the then-current term, or (y) two years following the effective date of termination and (iii) payment by the Company of premiums for health insurance for the period during which Mr. Berk is entitled to continued health
insurance   coverage  as  specified   in  the   Comprehensive   Omnibus   Budget
Reconciliation Act. In the event that the Company terminates Mr. Berk's employment because of his permanent disability, Mr. Berk is to be entitled to the severance specified above, less any amounts actually received by him under any disability insurance coverage provided for and paid by the Company. In the event that the Company terminates Mr. Berk's employment for cause or Mr. Berk terminates his employment with the Company without good reason, Mr. Berk shall be entitled to any earned but unpaid base salary plus any unpaid reimbursable expenses as of the effective date of termination of his employment.

         The Restated Employment Agreement provides that in the event of a change of control in lieu of any severance that may otherwise be payable to Mr. Berk if Mr. Berk elects to terminate his employment for any reason within 90 days thereof, or the Company elects to terminate his employment within 180 days thereof, other than for cause, he is to be entitled to the following: (i) any earned but unpaid base salary plus any unpaid reimbursable expenses as of the effective date of termination of his employment, (ii) $1,000,000, (iii) the then-current base salary for a period of 12 months following the effective date of termination,
(iv) reimbursement of the cost, for a period equal to the 12 months following the effective date of termination, of replacing the life and disability insurance coverage afforded to Mr. Berk under the Company's benefit plans with substantially similar coverage and (v) payment by the Company of premiums for health insurance for the period during which Mr. Berk is entitled to continued health insurance coverage as specified in the Comprehensive Omnibus Budget Reconciliation Act.

         The Restated Employment Agreement contains Mr. Berk's non-competition covenant for a period of one year from termination.

         The Company is a party to an agreement dated February 26, 1998 whereby fees are paid to Gittelman & Co., P.C., a firm wholly-owned by Mark I. Gittelman, the Company's Chief Financial Officer, Secretary and Treasurer, in consideration for services rendered by the firm as internal accountant and financial and management consultant. The firm's services include the services rendered by Mr. Gittelman in his capacity as Chief Financial Officer, Secretary and Treasurer. For the fiscal years ended March 31, 2006, 2005, and 2004, the fees paid by the Company under the agreement were $154,704, $111,312, and $168,750 respectively. The services rendered by the firm to the Company averaged 103, 84, and 128 hours per month, respectively, of which an average of 25 hours per month were services rendered by him in his capacity as an officer of the Company.

The following table sets forth the annual and long-term compensation and fees for services in all capacities to the Company for each of the years in the three year period ended March 31, 2006, awarded or paid to, or earned by our President and Chief Executive Officer during the year and those executive officers who earned at least $100,000 during the year, including Mr. Chris Dick and Dr. Charan Behl who were elected officers in March 2006. Dr. Behl's compensation for the years ended March 31, 2004, 2005 and 2006 consisted of consulting fees at the rate of $200 per hour.

                           Summary Compensation Table
                           --------------------------

                           Annual Compensation                             Long Term Compensation
                      ------------------------------                       ------------------------
       (a)             (b)         (c)          (d)          (e)              (f)           (g)       (h)          (i)

     Name and                                                              Restricted    Securities
     Principal        Fiscal                             Other Annual        Stock       Underlying   LTIP      All Other
     Position         Year(1)    Salary        Bonus      Compensation       Awards       Options    Payouts   Compensation
     --------         -------    ------        -----      ------------       ------       -------    -------   ------------
Bernard Berk,        2005-06    $344,295      $150,000          --             --                       --           --
President and        2004-05    $200,000       $50,000          --             --          30,000       --           --
Chief Executive      2003-04    $166,667         --             --             --         525,000       --           --
Officer

Atul M. Mehta,       2005-06        --           --             --             --           --          --           --
Ph.D. former         2004-05        --           --             --             --           --          --           --
President and        2003-04    $53,684          --          $3,040(3)         --           --          --           --
Chief Executive
Officer (2)

Chris Dick           2005-06    $150,000       $25,000          --             --                       --           --
Executive Vice       2004-05    $140,250       $25,000          --             --                       --           --
President of         2003-04    $137,000         --             --             --         30,000        --           --
Corporate
Development

Charan Behl          2005-06    $450,000         --             --             --           --          --
Executive Vice       2004-05    $392,455         --             --             --           --          --
President and        2003-04    (4)              --             --             --           --          --
Chief Scientific                $151,114
Officer

-------------------------

(1) The information is provided for each fiscal year which begins on April 1 and ends on March 31.

(2) Dr. Mehta resigned as an employee and as a director of the Company as of June 3, 2003.

(3) Represents the value of the use of a company car and premiums paid by the Company for life insurance on Dr. Mehta's life for the benefit of his wife.

(4) Includes $229,325 of fees paid by the value of units issued to him by the Company in the Series A Preferred private placement, each consisting of (i) a share of Series A Preferred Stock convertible into ten shares of Common Stock and (ii) ten common stock purchase warrants, at the rate of $12.30 per unit.

OPTION GRANTS TO AND EXERCISED BY EXECUTIVE OFFICERS IN LAST FISCAL YEAR

Options granted during the fiscal year ended March 31, 2006 to the executive officers named in the Summary Compensation Table were as follows:

                OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 2006

                                                                                           POTENTIAL REALIZED VALUE AT
                       NUMBER OF SHARES     % OF TOTAL OPTIONS                                 ASSUMED ANNUAL RATES OF
                         UNDERLYING       GRANTED TO EMPLOYEES    EXERCISE    EXPIRATION     STOCK PRICE APPRECIATION
NAME                   OPTIONS GRANTED        IN FISCAL YEAR        PRICE         DATE            FOR OPTION TERM
----                   ----------------   --------------------    --------    ----------   ---------------------------
                                                                                                5%            10%
                                                                                                --            ---
Bernard Berk               30,000                 3.1%             $2.75      8/30/2015      $39,300        $111,200
                          600,000                61.9%             $2.69      9/02/2015      $822,000      $2,262,000

Atul M. Mehta               ---                   ---               ---          ---           ---            ---

Chris Dick                 40,000                 4.1%             $2.80      7/14/2015      $50,400        $146,400

Charan Behl                 ---                   ---               ---          ---           ---            ---

Mark Gittelman             20,000                 2.1%             $2.80      7/14/2015      $25,200        $73,200


         No options were exercised by executive officers during the fiscal years ended March 31, 2005 and 2006.

                    NUMBER OF SHARES UNDERLYING UNEXERCISED   VALUE OF UNEXERCISED IN-THE-MONEY
        NAME               OPTIONS AT MARCH 31, 2006           OPTIONS AT MARCH 31, 2006 (1)
        ----        ---------------------------------------   ---------------------------------
                        EXERCISABLE         UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
                        -----------         -------------       -----------      -------------
Atul M. Mehta (2)         170,000                -0-              $25,500             -0-
                          100,000                -0-                -0-               -0-
                          100,000                -0-                -0-               -0-
                          100,000                -0-              $49,000             -0-
                          100,000                -0-              $99,000             -0-

Bernard Berk (3)          300,000                -0-              $144,000            -0-
                          225,000                -0-              $76,500             -0-
                           30,000                -0-              $45,000             -0-
                            -0-                30,000               -0-               -0-
                            -0-                600,000              -0-               -0-

Chris Dick                 30,000                -0-              $4,500              -0-
                           30,000              10,000             $5,600             $2,800
                           30,000                -0-                -0-               -0-

Mark Gittelman             10,000              20,000               -0-               -0-

Chran Behl                  -0-                  -0-                -0-               -0-

-------------------

(1) The dollar values are calculated by determining the difference between $2.49 per share, the fair market value of the Common Stock at March 31, 2006, and the exercise price of the respective options.


(2) Dr. Mehta resigned as an officer/employee and director as of June 3, 2003.

(3)      Mr. Berk entered the employ of the Company in June 2003.

COMPENSATION OF DIRECTORS

         Each non-affiliated director receives a fee of $2,000 for each meeting attended.

         Mr. John A. Moore for the period from January 1, 2004 through May 12, 2004, when he resigned, while he was Chairman of the Board received $46,875 as compensation for the substantial duties the Board assigned to him, principally to assist the Chief Executive Officer in the management of the Company's operations, and the time required to perform such duties.

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

         On June 6, 2003 our Board of Directors reduced the exercise price of options to purchase 30,000 shares of the Company's Common Stock granted on January 31, 2003 to each of the following persons, each of whom was then a
Director: Messrs. Harmon Aronson, Richard A. Brown, John P. deNeufville, John A. Moore, Donald S. Pearson and Eric L. Sichel from $6.50 to $2.21 per share, which was 110% of the closing per share sale price of the Common Stock on the American Stock Exchange on the date of the amendment. The options vested in equal 10,000 share installments on December 12, 2003, December 12, 2004 and December 12, 2005 and expire at the earlier of: (1) January 31, 2013; or (2) the date one year after the optionee ceases to be a director of or a consultant or advisor of the Company. On February 6, 2004, the Board of Directors authorized a further amendment to all the options held by Messrs. Brown

(30,000 shares), deNeufville (55,000 shares) and Pearson (90,000 shares) to extend their expiration date to a date two years following the June 22, 2004 Annual Meeting.

         On March 8, 2004 our Board of Directors amended those options held by then Directors which contained an exercise price greater than $2.21 to reduce their exercise price to $2.21 per share as follows:

                    Shares Subject      Date of      Original      Expiration
         Name     To Amended Options     Grant    Exercise Price      Date
         ----     ------------------    -------   --------------   ----------
Donald Pearson          30,000           7/1/99          $6.00      6/22/06
                        30,000           1/2/01          $6.50      6/22/06
Harmon Aronson          30,000           7/1/99          $6.00       9/1/09
                        30,000           1/2/01          $6.50       1/1/11
Eric Sichel             30,000           8/2/01         $10.00       8/2/11

         On May 12, 2004 our Board of Directors also authorized an amendment to the expiration dates of options to purchase 330,000 shares held by Mr. Moore, of which 30,000 options granted in January 2003 and exercisable at $2.21 have an expiration date of January 13, 2003 and 300,000 options granted in June 2003 and exercisable at $2.01 per share have an expiration date of June 13, 2013. Similar to the above amendment of the options held by Messrs Pearson, Aronson and Sichel, the options terminate on the earlier of their current expiration date or a date two years after Mr. Moore ceased to be a director of the Company (January 24, 2007).

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

         The outstanding Class B Warrants and C Warrants to purchase an aggregate of 2,404,239 shares of our Common Stock at a price of $5.00 per share expired on November 30, 2005. Included among the holders of the Class B Warrants were Richard A. Brown, a Director at the time, who held, along with his son and an affiliated trust, an aggregate of 156,250 Class B Warrants and Bridge Ventures Inc., a consultant to the Company since December 2003, which held 25,000 Class B Warrants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The  following  table  sets  forth  certain  information   regarding
beneficial ownership of our Common Stock as of the March 31, 2006 by (i) each director and executive officer named under the Summary Compensation Table, (ii) all executive officers and current directors as a group and (iii) the persons known to us to own beneficially more than 5% of the outstanding shares of our
Common Stock. On such date, we had 19,190,159 shares of Common Stock outstanding. (The 10,000 shares of Series B Preferred Stock outstanding are nonvoting and none of the individuals listed below beneficially owns any shares of Series B Preferred Stock). Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days of the foregoing date are treated as outstanding only in determining the amount and percentage of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Unless otherwise indicated, the address of the person named is c/o Elite Pharmaceuticals, Inc., 165 Ludlow Avenue, Northvale, New Jersey 07647.

                Name and Address                           Common Stock

                                                      Amount              %

Bernard Berk                                        1,352,300(1)        7.04
Director and Chief Executive Officer

Edward Neugeboren                                     221,063(2)        1.15
Director

Barry Dash, Ph.D                                       30,000(3)          **
Director

Dr. Melvin Van Woert                                   30,000(3)          **
Director

Dr. Charan Behl                                       546,000(4)        2.77
Executive Vice President and Chief Scientific
Officer

Chris Dick                                            135,377(5)          **
Executive Vice President of Corporate
Development

Mark I. Gittelman                                     100,000(3)          **
Chief Financial Officer, Treasurer and
Secretary

Dr. Atul Mehta                                        570,000(3)        2.89
c/o Katten Muchin Zavis Rosenman
575 Madison Avenue
New York, NY 10022

Trellus Management Company, LLC                       996,400(6)        5.5%
Adam Usdan
350 Madison Avenue, 9th Floor
New York, New York  10017

Mark Fain                                           1,145,333(7)        5.9%
237 Park Avenue, Suite 900
New York, NY 10017

Chad Comiteau                                       1,151,765(8)        5.9%
237 Park Avenue, Suite 900
New York, NY 10017

All Directors and Officers as a group (12)          2,984,740(9)       13.07

-------------------------

* See "Election of Directors - Board of Directors Nominees" for his address.

**       Less than 1%

(1)      Includes options to purchase 1,185,000 shares. See "Executive Officers"

(2) Includes options and warrants to purchase an aggregate of 190,571 shares.

(3)      Represents options.

(4)      Includes warrants to purchase 130,000 shares.

(5) Includes options to purchase 100,000 shares of Common Stock and warrants held by Mr. Dick and Hedy Rogers as joint tenants to purchase 10,569 shares of Common Stock.

(6) Based on information in the Schedule 13G filed February 15, 2006 of Trellus Management Company and Adam Usdan who share voting and dispositve power.

(7)      Based on  information  provided by Mark Fain and Chad Comiteau in their
         Schedule 13G filed May 17, 2006. Includes (i) 33,333 convertible shares beneficially owned by Mr. Fain over which he has sole voting power and sole dispositive power, (ii) 33,000 shares beneficially owned by Stratford Management Money Purchase Pension Plan over which Messrs. Fain and Comiteau have shared voting power and shared dispositive power, and (iii) 750,000 shares and 150,000 convertible shares beneficially owned by Stratford Partners, L.P. of which Messrs. Fain and Comiteau are Managing Members, and over which they have shared voting power and shared dispositive power.

(8)      Based on  information  provided by Mark Fain and Chad Comiteau in their
         Schedule 13G filed May 17, 2006. Includes (i) 32,655 convertible shares beneficially owned by Mr. Comiteau over which he has sole voting power and sole dispositive power, and (ii) the shares and convertible shares described in footnote 7 which are beneficially owned by Stratford Management Money Purchase Pension Plan and Stratford Partners, L.P. over which Messrs. Fain and Comiteau have shared voting power and shared dispositive power.

(9) Includes options and warrants to purchase an aggregate of 2,246,140 shares.

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We entered into a placement agent agreement with Indigo Securities LLC in March 2006 for Indigo to provide financial advisory services and act as a placement agent in to us in connection with the Company's private placement transactions which occurred during the fiscal year ended March 31, 2006. This agreement superceded all prior agreements with us. In December 2005, Indigo received $76,418 cash compensation and placement agent warrants to purchase 25,473 shares of common stock in connection with acting as the placement agent for the warrant exchange offer. In March 2006, Indigo received $800,000 cash compensation and placement agent warrants to purchase 355,555 shares of common stock in connection with acting as placement agent for the offering of our Series B Preferred Stock. Edward Neugeboren, one of our directors, is an employee of Indigo Securities, LLC.

         See "Item 10 - Directors and Executive Officers of Registrant" for information as to employment or engagement agreements with Bernard Berk, Chris Dick, Charan Behl and an affiliate of Mark I. Gittelman.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Miller Ellin & Company, LP. ("Miller Ellin") for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended March 31, 2006 and March 31, 2005 and fees billed for other services rendered by Miller Ellin during those periods.


                            FISCAL 2006        FISCAL 2005

Audit fees (1)           $     69,923       $     127,561
Audit-Related fees (2)   $       --         $        --
Tax fees (3)             $       --         $        --
All other fees (4)       $       --         $        --
Total                    $     69,923       $     127,561
                               ======             =======

-------------------

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Miller Ellin. in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

(4) All other fees consist of fees for services other than the services reported above.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)      Documents filed as part of this Report

         (1) The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report

         (2) The financial statements listed in the Index are filed a part of this report.

         (3)      List of Exhibits

         See Index to Exhibits in paragraph (b) below.

         The Exhibits are filed with or incorporated by reference in this report.

(c)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

EXHIBIT NO.   DESCRIPTION

  3.1(a) Certificate of incorporation of the Company, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit
              4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the "Form S-4") and (b) Exhibit 4.1 to the Company's Report on Form 8-K dated July 28, 2004.

  3.1(b) Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.

  3.1(c) Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.

  3.1(d) Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.

    3.2       By-Laws of the Company,  as amended,  incorporated by reference to
              Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the "Form SB-2").

    4.1 Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.

    4.2 Form of specimen certificate for Series A 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.5 to the Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.

    4.3 Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006

    4.4 Warrant to purchase 100,000 shares of Common Stock issued to DH Blair Investment Banking Corp., incorporated by reference to
              Exhibit 10.2 to the Form 10-Q for the period ended September 30, 2004.

    4.5 Warrant to purchase 50,000 shares of Common Stock issued to Jason Lyons incorporated by reference to Exhibit 10.3 to the Form 10-Q for the period ended June 30, 2004.

    4.6 Form of Warrant to purchase shares of Common Stock issued to designees of lender with respect to financing of an equipment loan incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ended June 30, 2004.

    4.7 Form of Short Term Warrant to purchase shares of Common Stock issued to purchasers in the private placement which initially closed on October 6, 2004 (the "Series A Financing"), incorporated by reference to Exhibit 4.6 to the Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.

    4.8 Form of Long Term Warrant to purchase shares of Common Stock issued to purchasers in the Series A Financing, incorporated by reference to Exhibit 4.7 to the Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.

    4.9 Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series A Financing, incorporated by reference to Exhibit 4.8 to the Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.

   4.10 Form of Replacement Warrant to purchase shares of Common Stock in connection with the offer to holders of Warrants in the Series A Financing (the "Warrant Exchange"), incorporated by reference as
              Exhibit 4.1 to the Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.

   4.11 Form of Warrant to purchase shares of Common Stock to the Placement Agent, in connection with the Warrant Exchange, "), incorporated by reference as Exhibit 4.2 to the Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.

   4.12 Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the "Series B Financing"), incorporated by reference to Exhibit
              4.2 to the Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

   4.13 Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to
              Exhibit 4.3 to the Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

   4.14 Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006

   10.1 2004 Employee Stock Option Plan approved by stockholders on June 22, 2004, incorporated by reference to Exhibit A to the Proxy Statement filed on Schedule 14A with respect to the Annual Meeting of Stockholders held on June 22, 2004.

   10.2 Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

   10.3 Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

   10.4 Amended and Restated Employment Agreement dated as of September 2, 2005 between Bernard Berk and the Company, incorporated by reference to Exhibit 10.1 to Form 8-K, dated September 2, 2005, and filed with the SEC on September 9, 2005.

   10.5 Option Agreement between Bernard Berk and the Company dated as of July 23, 2003 incorporated by reference to Exhibit 10.7 to the Report on Form 10-Q for three months ended June 30, 2003 (the "June 30, 2003 10Q Report").

   10.6 Option Agreement between Bernard Berk and the Company dated as of July 23, 2003, incorporated by reference to Exhibit 10.8 to the June 30, 2003 10Q Report.

   10.7 Amendment, dated as of September 2, 2005, by and between, the Company and Bernard Berk, to the Stock Option Agreement, dated as of July 23, 2003, incorporated by reference to Exhibit 10.2 to Form 8-K, dated September 2, 2005, and filed with the SEC on September 9, 2005.

   10.8 Stock Option Agreement, dated as of September 2, 2005, by and between the Company and Bernard Berk, incorporated by reference to
              Exhibit 10.3 to Form 8-K, dated September 2, 2005, and filed with the SEC on September 9, 2005.

   10.9 Stock Option Agreement, dated as of September 2, 2005, by and between the Company and Bernard Berk, incorporated by reference to
              Exhibit 10.4 to Form 8-K, dated September 2, 2005, and filed with the SEC on September 9, 2005.

   10.10 Engagement letter dated February 26, 1998, between Gittelman & Co. P.C. and the Company incorporated by reference to Exhibit 10.10 to the Form 10-K for the period ended March 31, 2004 filed with the SEC on June 29, 2004.

   10.11 Product Development Manufacturing and Distribution Agreement, dated as of March 30, 2005, by and among Elite Laboratories, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Elite Labs"), Harris Pharmaceuticals, Inc. and Tish Technologies LLC, incorporated by reference as Exhibit 10.1 to the Form 8-K, dated March 30, 2005, originally filed with the SEC on April 5, 2005, as amended on the Form 8-K/A filed May 10, 2005, as further amended by the Form 8-K/A filed June 13, 2005, as further amended by the Form 8-K/A filed July 20, 2005, as further amended by the Form 8-K/A filed August 23, 2005, as further amended by the Form
              8-K/A filed September 27, 2005, as further amended by the Form 8-K/A filed December 7, 2005 (Confidential Treatment granted with respect to portions of the Agreement).

   10.12 Product Development and Commercialization Agreement, dated as of June 21, 2005, between the Company and IntelliPharmaceutics, Corp., incorporated by reference as Exhibit 10.1 to the Form 8-K, dated June 21, 2005 and originally filed with the SEC on June 27, 2005, as amended on the Form 8-K/A filed September 7, 2005, as further amended by the Form 8-K/A filed December 7, 2005 (Confidential Treatment granted with respect to portions of the Agreement).

   10.13 Product Development and License Agreement, dated as of June 22, 2005, between the Company and Pliva, Inc., incorporated by reference as Exhibit 10.1 to the Form 8-K, dated June 22, 2005 and originally filed with the SEC on June 28, 2005, as amended on the Form 8-K/A filed September 6, 2005, as further amended by the Form 8-K/A filed December 7, 2005 (Confidential Treatment granted with respect to portions of the Agreement).

   10.14      Agreement,  dated  December  12,  2005,  by and among the Company,
              Elite  Labs,  and  IntelliPharmaCeutics   Corp.,  incorporated  by
              reference  as Exhibit  10.1 to the Form 8-K,  dated

              December 12, 2005, and originally filed with the SEC on December 16, 2005, as amended by the Form 8-K/A filed March 7, 2006 (Confidential Treatment granted with respect to portions of the Agreement).

   10.15 Product Development and Commercialization Agreement, dated January 10, 2006, by and among the Company, Elite Laboratories, Inc., its wholly-owned subsidiary and Orit Laboratories LLC, incorporated by reference as Exhibit 10.1 to the Form 8-K, dated January 10, 2006, and filed with the SEC on January 17, 2006. (Confidential Treatment granted with respect to portions of the Agreement).

   10.16 Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority ("NJEDA") and the Company, incorporated by reference to Exhibit 10.1 to the Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

   10.17 Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to
              Exhibit 10.2 to the Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

   10.18 Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to
              Exhibit 10.3 to the Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

   10.19 Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

   10.20 Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15,2005, incorporated by reference to Exhibit 10.5 to the Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

   10.21 Form of Warrant Exercise Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K, dated December 14, 2005 and filed with the SEC on December 20, 2005

   10.22 Form of Registration Rights Agreement, between the Registrant and signatories thereto, incorporated by reference to Exhibit 10.2 to the Form 8-K, dated December 14, 2005 and filed with the SEC on December 20, 2005.

   10.23 Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

   10.24 Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

   10.21 Form of Placement Agent Agreement, the Company and Indigo Securities, LLC, incorporated by reference as Exhibit 10.3 to the Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.

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

(c) Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

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

                                              Dated: June 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                     DATE

/s/ Bernard Berk              Chief Executive Officer        June 29, 2006
--------------------------    (Principal Executive
Bernard Berk                  Officer)


/s/  Mark Gittelman           Chief Financial Officer        June 29, 2006
--------------------------    and Treasurer (Principal
Mark I. Gittelman             Financial and Accounting
                              Officer)

/s/ Edward Neugeboren         Director                       June 29, 2006
--------------------------
Edward Neugeboren

/s/  Barry Dash               Director                       June 29, 2006
--------------------------
Barry Dash

/s/  Melvin Van Woert         Director                       June 29, 2006
--------------------------
Melvin Van Woert

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004



                                    CONTENTS

                                                                       PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                F - 2

CONSOLIDATED BALANCE SHEETS                                            F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS                                  F - 5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                        F - 6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F - 10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Elite Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Pharmaceuticals, Inc. and Subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years ended March 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ MILLER, ELLIN & COMPANY, LLP
                                        CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
June 5, 2006

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 2006 AND 2005

                                     ASSETS

                                                                                       2006                2005
                                                                                       ----                ----
CURRENT ASSETS:
       Cash and cash equivalents                                                   $  8,919,354        $  3,902,003
       Accounts receivable, net of allowance for doubtful accounts of
           $153,250 as of March 31, 2006 and 2005                                           ---             142,113
       Current portion of restricted cash - capital project fund                      1,173,896             113,425
       Prepaid expenses and other current assets                                        470,633             346,905
                                                                                   ------------        ------------

           Total current assets                                                      10,563,883           4,504,446

PROPERTY AND EQUIPMENT- net of accumulated
       depreciation and amortization                                                  4,308,969           4,194,437

INTANGIBLE ASSETS - net of accumulated amortization                                      59,457              81,184

OTHER ASSETS:

       Deferred charges                                                                     ---              41,013
       Security deposit                                                                   6,980                 ---
       Restricted cash - debt service                                                   415,500             300,000
       EDA bond offering costs, net of accumulated
           amortization of $7,000 and $73,468, respectively.                            347,452             124,212
                                                                                   ------------        ------------

           Total other assets                                                           769,932             465,225
                                                                                   ------------        ------------

           TOTAL ASSETS                                                            $ 15,702,241        $  9,245,292
                                                                                   ============        ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 2006 AND 2005
                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       2006                2005
                                                                                       ----                ----
CURRENT LIABILITIES:
       Current portion - note payable                                              $        ---        $    127,946
       Current portion of EDA bonds                                                     175,000             165,000
       Accounts payable and accrued expenses                                          1,740,263
                                                                                                            882,917

       Dividends payable                                                                 33,333                 ---
                                                                                   ------------        ------------
            Total current liabilities                                                 1,948,596           1,175,863
                                                                                   ------------        ------------

LONG TERM DEBT:
       Note payable - net of current portion                                                ---             187,128
       EDA bonds - net of current portion                                             3,980,000           2,180,000
                                                                                   ------------        ------------
            Total long-term liabilities                                               3,980,000           2,367,128
                                                                                   ------------        ------------

            Total liabilities                                                         5,928,596           3,542,991
                                                                                   ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

       Preferred stock - $.01 par value;
            Authorized - 4,483,442 (originally 5,000,000 shares of which 516,558 shares of Series A Preferred retired) and 0 shares at March 31, 2006 and 2005, respectively Authorized - 10,000 Convertible Series B
            Preferred Stock - issued and outstanding - 10,000 shares and 0
            shares, respectively                                                            100                 ---
       Common Stock - $.01 par value;
            Authorized - 65,000,000 and 25,000,000
                shares, respectively
            Issued and outstanding - 19,190,159 and 18,022,183
                shares in 2006 and 2005, respectively                                   191,902             180,222
       Additional paid-in capital                                                    60,105,107          47,006,379
       Accumulated deficit                                                         (50,216,623)        (41,177,459)
                                                                                   -----------         ------------
                                                                                     10,080,486           6,009,142

       Treasury stock, at cost (100,000 shares)                                       (306,841)           (306,841)
                                                                                   ------------        ------------
       Total stockholders' equity                                                     9,773,645           5,702,301
                                                                                   ------------        ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 15,702,241        $  9,245,292
                                                                                   ============        ============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS ENDED MARCH 31,
                                                                 -------------------------------------------------
                                                                    2006               2005               2004
                                                                    ----               ----               ----
REVENUES:
       Licensing fees                                            $       ---        $   150,000        $       ---
       Manufacturing fees                                            494,231            125,739                ---
       Royalties                                                      56,466             24,291                ---
       Research and development                                          ---                ---            258,250
       Consulting and test fees                                          ---              1,450                ---
                                                                 -----------        -----------        -----------
                    Total revenues                                   550,697            301,480            258,250
                                                                 -----------        -----------        -----------

COST OF OPERATIONS:
       Research and development                                    4,343,890          2,698,641          2,075,074
       General and administrative                                  1,726,626          2,159,670          2,549,846
       Depreciation and amortization                                 486,687            356,438            332,836
                                                                 -----------        -----------        -----------
                                                                   6,557,203          5,214,749          4,957,756
                                                                 -----------        -----------        -----------

LOSS FROM OPERATIONS                                              (6,006,506)        (4,913,269)        (4,699,506)
                                                                 -----------        -----------        -----------

OTHER INCOME (EXPENSES):
       Interest income                                                90,862             39,932             23,765
       Litigation settlement                                             ---                ---            150,000
       Sale of New Jersey tax losses                                 219,121            205,792            151,027
       Interest expense                                             (283,464)          (229,495)          (211,595)
       Compensation satisfied by issuance of
          stock options and warrants                                (902,927)        (1,008,850)        (1,754,584)
       Expenses relating to warrant exchange offer                       ---                ---           (172,324)
                                                                 -----------        -----------        -----------
                                                                    (876,408)          (992,621)        (1,813,711)
                                                                 -----------        -----------        -----------

LOSS BEFORE PROVISION FOR INCOME
       TAXES                                                      (6,882,914)        (5,905,890)        (6,513,217)

PROVISION FOR INCOME TAXES
                                                                       1,000              1,000              1,000
                                                                 -----------        -----------        -----------

NET LOSS                                                          (6,883,914)        (5,906,890)        (6,514,217)

Preferred Stock Dividends                                         (2,155,250)          (165,418)               ---
                                                                 -----------        -----------        -----------


NET LOSS ATTRIBUTABLE TO COMMON
       SHAREHOLDERS                                              $(9,039,164)       $(6,072,308)       $(6,514,217)
                                                                 ===========        ===========        ===========

BASIC AND DILUTED LOSS PER COMMON
       SHARE                                                        $   (.49)         $   (0.47)         $   (0.58)
                                                                 ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                                  18,463,514         12,869,924         11,168,618
                                                                 ===========        ===========        ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                            PREFERRED STOCK       COMMON STOCK        ADDITIONAL       TREASURY STOCK
                            ---------------       ------------         PAID-IN         --------------     ACCUMULATED  STOCKHOLDERS'
                           SHARES    AMOUNT    SHARES      AMOUNT      CAPITAL        SHARES       AMOUNT   DEFICIT       EQUITY
                           ------    ------    ------      ------     ----------      ------       ------   -------       ------
BALANCES AT
APRIL 1, 2003                ---    $  ---    10,544,423  $   105,444 $  34,218,832  (100,000) $(306,841)  $(28,590,934) $5,426,501

Expenses relating
to modification
of warrant
exchange offer               ---       ---           ---          ---       172,324       ---       ---             ---     172,324

Non-cash compensation
satisfied by the
issuance of stock,
options and warrants         ---       ---           ---          ---     1,754,584       ---        ---            ---   1,754,584

Exercise of stock options    ---       ---        15,000          150        29,850       ---        ---            ---      30,000

Net proceeds from private
placement                    ---       ---     1,645,000       16,450     3,162,550       ---        ---            ---   3,179,000

Net loss                     ---       ---           ---          ---           ---       ---        ---     (6,514,217) (6,514,217)
                           -----    ------    ----------   ----------  ------------  --------- ----------  ------------- ----------

BALANCES AT MARCH 31, 2004   ---    $  ---    12,204,423   $  122,044  $ 39,338,140  (100,000) $(306,841)  $(35,105,151) $4,048,192
                           =====    ======    ==========   ==========  ============  ========= ==========  ============= ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                            PREFERRED STOCK       COMMON STOCK        ADDITIONAL       TREASURY STOCK
                            ---------------       ------------         PAID-IN         --------------     ACCUMULATED  STOCKHOLDERS'
                           SHARES    AMOUNT    SHARES      AMOUNT      CAPITAL        SHARES       AMOUNT   DEFICIT       EQUITY
                           ------    ------    ------      ------     ----------      ------       ------   -------       ------

BALANCES AT
  APRIL 1, 2004              ---  $    ---    12,204,423    $ 122,044  $ 39,338,140  (100,000) $(306,841) $ (35,105,151) $4,048,192

Net proceeds from
  issuance of Series A
  8% Convertible
  Preferred Stock
  and warrants           516,558     5,166           ---          ---     5,786,436       ---        ---            ---   5,791,602

Issuance of Common
  Stock for
  consulting services        ---       ---        26,500          265        58,035       ---        ---            ---      58,300

Issuance of Common
  Stock upon conversion
  of Series A 8%
  Convertible Preferred
  Stock                 (516,558)   (5,166)    5,165,580       51,656       (46,490)      ---        ---            ---         ---

Non-cash compensation
  satisfied by
  the issuance of
  stock, options
  and warrants                                                            1,008,850                                       1,008,850

Common Stock issued as
  dividend on
  Series A 8%
  Convertible Preferred
  Stock                      ---       ---        99,936        1,000       164,418       ---        ---       (165,418)        ---

Exercise of stock
  options and
  warrants                   ---       ---       525,744        5,257       579,250       ---        ---            ---     584,507

Proceeds - Short
  swing profits              ---       ---           ---          ---       117,740       ---        ---            ---     117,740

Net loss                     ---       ---           ---          ---           ---       ---        ---    (5,906,890)  (5,906,890)
                           -----  --------    ----------    ---------  ------------  --------- ----------  ------------- ----------
BALANCES AT
  MARCH 31, 2005             ---  $    ---    18,022,183    $ 180,222  $ 47,006,379  (100,000) $(306,841)  $(41,177,459) $5,702,301
                           =====  ========    ==========    =========  ============  ========= ==========  ============= ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                            PREFERRED STOCK       COMMON STOCK        ADDITIONAL       TREASURY STOCK
                            ---------------       ------------         PAID-IN         --------------     ACCUMULATED  STOCKHOLDERS'
                           SHARES    AMOUNT    SHARES      AMOUNT      CAPITAL        SHARES       AMOUNT   DEFICIT       EQUITY
                           ------    ------    ------      ------     ----------      ------       ------   -------       ------

BALANCES AT
  APRIL 1, 2005              ---   $   ---    18,022,183  $   180,222 $  47,006,379  (100,000) $(306,841)  $(41,177,459) $5,702,301

Net proceeds from
  issuance of
  Series B 8%
  Convertible
  Preferred Stock
  and warrants            10,000   $   100           ---          ---     8,792,569       ---        ---            ---   8,792,669

Non-cash compensation
  satisfied by
  the issuance of
  stock, options
  and warrants               ---       ---           ---          ---       902,927                                         902,927

Exercise of stock
  options                    ---       ---        20,000          200        39,800       ---        ---            ---      40,000

Exercise of stock
  warrants                   ---       ---     1,147,976       11,480     1,241,515       ---        ---            ---   1,252,995

Net loss                     ---       ---           ---          ---           ---       ---        ---     (6,883,914) (6,883,914)

Dividends                    ---       ---           ---          ---     2,121,917       ---        ---     (2,155,250)    (33,333)
                          ------   -------    ----------  -----------  ------------  --------- ----------  ------------- ----------
BALANCES AT
  MARCH 31, 2006          10,000   $   100    19,190,159  $   191,902  $ 60,105,107  (100,000) $(306,841)  $(50,216,623) $9,773,645
                          ======   =======    ==========  ===========  ============  ========= ==========  ============= ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEARS ENDED MARCH 31,
                                                                                    ---------------------------------------------
                                                                                       2006               2005           2004
                                                                                       ----               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                      $(6,883,914)       $(5,906,890)   $(6,514,217)
      Adjustments to reconcile net loss to cash
         used in operating activities:
            Provision for doubtful accounts                                                 ---            153,250            ---
            Depreciation and amortization                                               486,687            356,438        332,836
            Non-cash compensation satisfied by issuance of stock,
                  options and warrants                                                  902,927          1,067,150      1,926,908
            Changes in assets and liabilities:
                 Accounts receivable                                                    142,113           (142,113)      (148,569)
                 Prepaid expenses and other current assets                             (123,728)          (209,013)        (5,800)
                 Security Deposit                                                        (6,980)               ---            ---
                 Accounts payable, accrued expenses and other current                   857,346           (202,325)       750,521
                                                                                    -----------        -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                                (4,625,549)        (4,883,503)    (3,658,321)
                                                                                    -----------        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of patent                                                                    ---                ---        (16,696)
      Deposits to restricted cash                                                    (1,175,971)               ---        (79,615)
      Release of restricted cash                                                            ---            315,570            ---
      Payment of deposit for manufacturing equipment                                        ---                ---       (398,580)
      Purchases of property and equipment                                              (448,280)           (27,843)           ---
                                                                                    -----------        -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  (1,624,251)            287,727       (494,891)
                                                                                    -----------        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal bank note payments                                                          ---           (225,000)       (75,000)
      Proceeds from issuance of Common Stock and warrants                                   ---                ---      3,209,000
      Principal repayments of NJEDA bonds                                            (2,345,000)          (150,000)      (140,000)
      Proceeds from issuance of Series A 8% Convertible Preferred
         stock and warrants                                                                 ---          5,791,602            ---
      Proceeds from equipment loan                                                          ---            400,000            ---
      Proceeds - NJEDA Tax Exempt Bonds                                               4,155,000                ---            ---
      Payment - NJEDA Bond Offering Costs                                              (354,452)               ---            ---
      Proceeds from issuance of Series B 8% Convertible Preferred
         stock and warrants                                                           8,792,669                ---            ---
      Principal equipment note payments                                                (315,074)           (84,926)           ---
      Prepaid interest                                                                   41,013            (41,013)           ---
      Proceeds from exercise of stock options                                            40,000            100,000            ---
      Proceeds from exercise of stock warrants                                        1,252,995            484,507            ---
      Proceeds from short swing profits                                                     ---            117,740            ---
                                                                                    -----------        -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            11,267,151          6,392,910      2,994,000
                                                                                    -----------        -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               5,017,351          1,797,134     (1,159,212)

CASH AND CASH EQUIVALENTS - beginning of period                                       3,902,003          2,104,869      3,264,081
                                                                                    -----------        -----------    -----------

CASH AND CASH EQUIVALENTS - end of period                                           $ 8,919,354        $ 3,902,003    $ 2,104,869
                                                                                    ===========        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid for interest                                                        $   275,071        $   230,464    $   214,199
      Cash received for income taxes                                                   (218,121)          (204,792)      (150,027)

SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Preferred Stock dividends of $120,675 paid by issuance of
         64,033 shares of Common Stock                                              $       ---        $   165,418    $       ---
      Utilization of equipment deposit towards purchase of equipment                        ---            398,580            ---
      Dividends accrued on preferred stock                                               33,333                ---            ---
      Beneficial conversion                                                           2,121,917                ---            ---


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 1       - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of Elite Pharmaceuticals, Inc. and its wholly-owned subsidiaries,
               (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

               NATURE OF BUSINESS

               Elite Pharmaceuticals, Inc. ("Elite") was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary Elite Laboratories, Inc. ("Elite Labs") was incorporated on August 23, 1990 under the laws of the State of Delaware. Elite Labs engages primarily in researching, developing and licensing proprietary controlled release drug delivery systems and products. The Company is also equipped to manufacture controlled release products on a contract basis for third parties and itself if and when the products are approved; however the Company has recently concentrated on developing orally administered controlled release products. These products include drugs that cover therapeutic areas for pain, angina, hypertension, allergy and infection. The Company also engages in research and development activities for the purpose of obtaining Food and Drug Administration approval, and, thereafter, commercially exploiting generic and new controlled-release pharmaceutical products. The Company also engages in contract research and development on behalf of other pharmaceutical companies.

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

               LONG-LIVED ASSETS

               The Company periodically evaluates the fair value of long-lived assets, which include property and equipment and intangibles, whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Such conditions may include an economic downturn or a change in the assessment of future operations. A charge for impairment is recognized whenever the carrying amount of a long-lived asset exceeds its fair value. Management has determined that no impairment of long-lived assets has occurred.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 1       - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               LONG-LIVED ASSETS (CONTINUED)

               Property and equipment are stated at cost. Depreciation is provided on the straight-line method based on the estimated useful lives of the respective assets which range from five to forty years. Major repairs or improvements are capitalized. Minor replacements and maintenance and repairs which do not improve or extend asset lives are expensed currently.

               Upon retirement or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in income.

               Costs incurred to acquire intangible assets such as for the application of patents and trademarks are capitalized and amortized on the straight-line method, based on their estimated useful lives ranging from five to fifteen years, commencing upon approval of the patent and trademarks. Such costs are charged to expense if the patent or trademark is unsuccessful.

               RESEARCH AND DEVELOPMENT

               Research and development expenditures are charged to expense as incurred.

               CONCENTRATION OF CREDIT RISK

               The Company derives substantially all of its revenues from licensing and research and development agreements with other pharmaceutical companies.

               The Company maintains cash balances, which, at times, may exceed the amounts insured by the Federal Deposit Insurance Corp. Management does not believe that there is any significant risk of losses.

               The Company in the normal course of business extends credit to its customers based on contract terms and performs ongoing credit evaluations. An allowance for doubtful accounts was established based on historical collection experience and current credit evaluations at March 31, 2006 and 2005, due to uncertainty of collectibility. Amounts are written off when payment is not received after exhaustive collection efforts.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 1       - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               USE OF ESTIMATES

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the recognition of revenue, the amount of the allowance for doubtful accounts receivable and the fair value of intangible assets and stock-based awards.

               INCOME TAXES

               The Company uses the liability method for reporting income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under the liability method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Further tax benefits are recognized when it is more likely than not that such benefits will be realized. Valuation allowances are provided to reduce deferred tax assets to the amount considered likely to be realized.

               EARNINGS PER COMMON SHARE

               Basic earnings per common share is calculated by dividing net earnings by the weighted average number of shares outstanding during each period presented. Diluted earnings per share is calculated by dividing earnings by the weighted average number of shares and common stock equivalents. The Company's common stock equivalents, consist of options, warrants and convertible securities.

               REVENUE RECOGNITION

               Revenues derived from providing research and development services under contracts with other pharmaceutical companies are recognized when earned. These contracts provide for non-refundable upfront and milestone payments. Because no discrete earnings event has occurred when the upfront payment is received, that amount is deferred until the achievement of a defined milestone. Each nonrefundable milestone payment is recognized as revenue when the performance criteria for that milestone have been met. Under each contract, the milestones are defined, substantive effort is required to achieve the milestone, the amount of the non-refundable milestone payment is reasonable, commensurate with the effort expended, and achievement of the milestone is reasonably assured.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 1       - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               REVENUE RECOGNITION (CONTINUED)

               Revenues earned by licensing certain pharmaceutical products developed by Elite are recognized at the beginning of a license term when Elite's customer has legal right to the use of the product. To date, no revenues have been earned by licensing products and there are no continuing obligations under any licensing agreements.

               Revenues derived from royalties to the extent that they cannot be reasonably estimated are recognized when the payment is received.

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

               RECLASSIFICATIONS

               Certain accounts and amounts in the 2004 and 2005 financial statements have been reclassified in order to conform with the 2006 presentation. These reclassifications have no effect on net income.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 2       - MANAGEMENT'S LIQUIDITY PLANS

               The Company reported net losses of $6,883,914, $5,906,890 and $6,514,217 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. At March 31, 2006, the Company had an accumulated deficit of approximately $48.1 million, consolidated assets of approximately $15.7 million, stockholders' equity of approximately $9.8 million, and working capital of approximately $8.6 million. The Company has not generated any significant revenue to date. During 2006, the Company raised $8,792,669 of net proceeds from the sale of Series B Preferred Stock. Management plans to use these net proceeds over the next twelve to twenty-four months to fund its research and development activities.

                The Company's strategy is to continue to be engaged in the development and manufacturing of oral controlled-release products. It will continue to develop generic versions of controlled release drug products with high barriers to entry and assist partner companies in the life cycle management of products to improve off patent drug products. The Company has one product currently being sold commercially and a pipeline of eight products under development.

                The Company retained an investment banking firm to 2006 to assist the Company in connection with potential acquisitions, strategic alliances with other pharmaceutical companies, advice to future financings and introductions to key parties in capital markets.

                As of March 31, 2006, the Company's principal source of liquidity was approximately $8,900,000 of cash and cash equivalents. The Company may also receive funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from the potential sale of New Jersey tax losses. There can be no assurance that proceeds from the sale of the tax losses and from the exercise, if any, of outstanding warrants or options will be material.

                There is no assurance that the Company's business strategy will be successfully implemented, however with the Company's existing working capital levels, it will be able to continue operations at least through the end of fiscal 2007.

               See "Note 8 - Stockholders Equity (Deficit)" for description of Series B Convertible Preferred Stock.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 3-        PROPERTY AND EQUIPMENT

               Property and equipment at March 31, 2006 and 2005 consists of the following:

                                                                    2006               2005
                                                                    ----               ----
               Laboratory manufacturing, and warehouse equipment  $3,763,163         $3,566,674
               Office equipment                                       32,981             32,981
               Furniture and fixtures                                 51,781             51,781
               Land, building and improvements                     2,349,459          2,097,668
               Equipment under capital lease                         168,179            168,179
                                                                  ----------         ----------
                                                                   6,365,563          5,917,283
               Less: Accumulated depreciation and amortization     2,056,594          1,722,846
                                                                  ----------         ----------
                                                                  $4,308,969         $4,194,437
                                                                  ==========         ==========


               Depreciation and amortization expense amounted to $333,748, $300,303 and $278,348 for the years ended March 31, 2006, 2005 and 2004, respectively.

NOTE 4 -       INTANGIBLE ASSETS

               Intangible assets at March 31, 2006 and 2005, consist of the following:


                                                                    2006               2005
                                                                    ----               ----
               Patents                                            $  145,830         $  145,830
               Trademarks                                              8,120              8,120
                                                                  ----------         ----------
                                                                     153,950            153,950
               Less: Accumulated amortization                         94,493             72,766
                                                                  ----------         ----------
                                                                  $   59,457         $   81,184
                                                                  ==========         ==========

               Amortization of intangible assets amounted to $21,727, $21,012 and $19,342 for the years ended March 31, 2006, 2005 and 2004, respectively.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 5 -       LONG TERM DEBT

               On September 2, 1999, the Company completed the issuance of tax exempt bonds by the New Jersey Economic Development Authority ("NJEDA" or the "Authority"). The aggregate proceeds from the issuance of the fifteen year term bonds was $3,000,000. Interest on the bonds accrues at 7.75% per annum. A portion of the proceeds were used by the Company to refinance its land and building, and the remaining proceeds were intended to be used for the purchase of manufacturing equipment and building improvements.

               On August 31, 2005, the Company successfully completed a refinancing of the 1999 bond issue through the issuance of new tax-exempt bonds (the "Bonds"). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were or will be used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products.

               Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company's facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a $415,500 Debt Service Reserve Fund consisting of $366,000 from the Series A Notes proceeds and $49,500 from the Series B Notes proceeds. The Debt Service
               Reserve is maintained in restricted cash accounts that are classified in Other Assets. $1,274,311 of the proceeds has been deposited in a short-term restricted cash account to fund the future purchase of manufacturing equipment and development of the Company's facility.

               Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond financing costs amounted to $7,000 for the year ended March 31, 2006.

               Bond issue costs of the 1999 bonds were being amortized over the term of those bonds. Such amortization amounted to $5,500, $13,190 and $13,190 in the years ending March 31, 2006, 2005 and 2004, respectively. Upon the refinancing the remaining unamortized issue costs of $118,712 were charged to expenses.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 5 -       LONG TERM DEBT (CONTINUED)

               As of March 31, 2006, $115,772 has been requisitioned and been deposited into operating accounts to fund the purchase of equipment and to upgrade and manufacturing facility.

               Bond financings consisted of the following at March 31:

                                                                     2006              2005
                                                                     ----              ----

                  Refinanced NJEDA Bonds                          $4,155,000         $      ---
                  EDA Bonds                                              ---          2,345,000
                                                                  ----------         ----------
                                                                   4,155,000          2,345,000
                  Current portion                                   (175,000)          (165,000)
                                                                  ----------         ----------
                  Long term portion, net of current maturities    $3,980,000         $2,180,000
                                                                  ==========         ==========

                  Maturities of Bonds for the next five years follow:

                            YEAR ENDING MARCH 31,                AMOUNT
                            ---------------------                ------
                                     2007                       $  175,000
                                     2008                          185,000
                                     2009                          200,000
                                     2010                          210,000
                                     2011                          225,000
                                  Thereafter                     3,160,000
                                                                ----------
                                                                $4,155,000
                                                                ==========

               In 2004, the Company entered into a loan and financing agreement to purchase machinery and equipment. The $400,000 loan was payable in 36 monthly installments of $13,671, each, including principal and interest at 14% annum. As part of the agreement, the Company issued to the lender's designees warrants to purchase 50,000 shares of the Company's Common Stock at $4.20 per share. The warrants vested immediately and their cost of $41,252 was charged to expense in the year ended March 31, 2005. Proceeds from the refinancing of the Company's EDA Bonds were used to pay off the unpaid portion of the loan.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 6       - INCOME TAXES

               The components of the provision for income taxes are as follows:

                                               YEAR ENDED MARCH 31,
                                      --------------------------------------
                                       2006            2005            2004
                                       ----            ----            ----
               Federal:

                   Current            $  ---          $  ---          $  ---
                   Deferred              ---             ---             ---
                                      ------          ------          ------
                                         ---             ---             ---
                                      ------          ------          ------

               State:

                   Current             1,000           1,000           1,000
                   Deferred              ---             ---             ---
                                      ------          ------          ------
                                       1,000           1,000           1,000
                                      ------          ------          ------
                                      $1,000          $1,000          $1,000
                                      ======          ======          ======

               During the years ended March 31, 2006, 2005 and 2004 the Company received approval for the sale of an additional $2,798,478, $2,628,257 and $1,928,817 of New Jersey net-operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefits received during the year ended March 31, 2006, 2005 and 2004 were $219,121, $205,792 and $151,027, respectively and are recorded as other income in the statements of operations.

               The major components of deferred tax assets at March 31, 2006 and 2005 are as follows:

                                                        2006            2005
                                                        ----            ----
               Net operating loss carry forwards     $ 10,785,800   $ 8,422,225
               Valuation allowance                    (10,785,800)   (8,422,225)
                                                     ------------   -----------
                                                     $        ---   $       ---
                                                     ============   ===========

               At March 31, 2006 and 2005, a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty about the Company's ability to generate the future taxable income necessary to use the net operating loss carryforwards. The valuation allowance increased during 2006, 2005 and 2004 by $2,363,575, $1,685,889 and $2,250,169, respectively.

               At March 31, 2006, for federal income tax purposes, the Company has unused net operating loss carryforwards of approximately $29,150,810 expiring in 2007 through 2025. For state tax purposes, the Company has $11,018,094 of unused net operating losses, which are net of the $14,966,238 of the New Jersey net-operating losses sold, as discussed above.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 7 -       COMMITMENTS AND CONTINGENCIES

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

               Under a settlement agreement, dated April 21, 2004, Mehta relinquished any rights to the Company's patents and intellectual properties and agreed to certain non-disclosure and certain limited non-competition covenants. The Company paid Mehta $400,000 and certain expense reimbursements, and in return received a short-term option for the Company or its designees to acquire all of the shares of the Common Stock of the Company held by Mehta and his affiliates at $2.00 per share. The Company paid $100,000 into escrow which was released to Mehta because the option was not exercised in full. As part of the settlement, the Company extended the expiration dates of certain options held by Mehta to purchase 770,000 shares of Common Stock at prices ranging from $1.00 to $10.00 per share. The Company also provided him with certain "piggyback" registration rights with respect to shares underlying his options and entered into an agreement dated October 7, 2004 with Mehta pursuant to which 100,000 of the $10.00 options were terminated, the expiration dates of the other 670,000 options were extended from June 13, 2005 to December 31, 2007 and the exercise price of 170,000 options were reduced from $10.00 to $2.34 per share. The agreement also obligated the Company to bear Mehta's legal and other expenses not to exceed $50,000 for the two year period from the litigation settlement.

               On July 23, 2003, the Company entered into an agreement with its new Chief Executive Officer, Bernard Berk. The initial term of this agreement was three years. Pursuant to this agreement:

               - Mr. Berk is entitled to receive a base salary of $200,000 per annum, subject to increase to $330,140 if and when the Company consummates a Strategic Transaction (as defined in the employment agreement);

               - The Company confirmed its June 3, 2003 grant to Mr. Berk of options to purchase 300,000 shares of the Company's Common Stock at $2.01 per share. All of these options are vested.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 7 -       COMMITMENTS AND CONTINGENCIES (CONTINUED)

               EMPLOYMENT AGREEMENTS (CONTINUED)

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

               On September 2, 2005, the Company entered into an amended and restated Employment Agreement ("Restated Agreement") with Mr. Berk, providing for him to continue to serve as the Company's
               Chief Executive Officer through August 31, 2009. The Restated Agreement provides for an annual bonus as determined by the Compensation Committee of the Company's Board of Directors.

               Pursuant to the Restated Agreement:

               - Mr. Berk waived his rights to 75,000 of 300,000 options granted to him on July 23, 2003. The Company determined that the remaining 225,000 options are fully vested.

               - Mr. Berk's salary was increased to $330,140 effective May 1, 2005 but not payable until November 1, 2005.

               - Under the Company's 2004 Stock Option Plan, Mr. Berk was granted ten-year options to purchase 600,000 shares of Common Stock at $2.69, the fair market value of Common Stock as of the time of grant.

               - Mr. Berk will be entitled to receive severance in accordance with the employment agreement if he is terminated without cause or because of his death or permanent disability or if he terminates his employment for good reason or as a result of a "change of control" (as defined in the employment agreement).

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 7 -       COMMITMENTS AND CONTINGENCIES (CONTINUED)


               CONSULTING AGREEMENTS

               The Company has two one year renewable consulting agreements for consulting services that include advice with respect to overall strategic planning, financing opportunities, acquisition policy, commercial and investment banking relationships and stockholders matters. In consideration for the services, the Company paid $75,000 and issued a warrant to purchase 100,000 shares of the Company's Common Stock to each of the two consultants. Consulting expenses under both agreements aggregated $75,000 and $165,000 for the years ended March 31, 2006 and 2005 respectively and $30,000 plus approximately $470,000 attributable to the issuance of the warrants for the year ended March 31, 2004. These agreements were extended as to the consultants' services for an additional year to November 2005 at $75,000 each.

               REFERRAL AGREEMENTS

               On January 29, 2002, the Company entered into a Referral Agreement with a Director whereby Elite will pay referral fees based upon payments net of direct costs received by Elite from sales of products, development fees, licensing fees and royalties generated as a direct result of this Director identifying customers for Elite. The referral fee each year is roughly based on the percentages of from 1% to 5% applied inversely to the total amount gross margins attributable to the referrals. No amounts had been earned through March 31, 2006.

               COLLABORATIVE AGREEMENTS

               On January 10, 2006, the Company entered into a Product Development and Commercialization Agreement with Orit Laboratories LLC ("ORIT") providing that the Company and Orit will co-develop an extended release drug product for the treatment of anxiety, and upon completion of development, commercialize the possibility of licensing the product for manufacture and sale. The parties intend to develop all dose strengths of the product. The Company is to share in the profits, if any from the sales of the drug. The initial term of the agreement is for the longer of (i) 15 years from the date the product is first commercially sold to a third party, or (ii) the life of the applicable patent(s), if any. After the initial term, the agreement is automatically renewable for 3-year periods unless terminated by either party by providing the other party with twelve (12) months written notice prior to any renewal period.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 7 -       COMMITMENTS AND CONTINGENCIES (CONTINUED)

               COLLABORATIVE AGREEMENTS (CONTINUED)

               On June 21, 2005, the Company and IntelliPharmaCeutics Corp. ("IPC"), entered into an agreement for the development and commercialization of a controlled released generic drug for certain gastric diseases. The Company is to share in the profits, if any, from the sales of the drug. This agreement was amended on December 12, 2005, whereby IPC and a Canadian company with marketing and distribution capabilities in Canada, have agreed to develop and commercialize the product for Canada. Elite and IPC will share their proceeds of commercialization in Canada on the same terms as in the June 21, 2005 Agreement.

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

               The Company is a party to two separate and distinct development and license agreements with ECR, another pharmaceutical company. The Company developed Lodrante 24(R) which is now being sold by ECR. The Company is also developing a second drug compound for ECR in exchange for certain payments and royalties. The Company is manufacturing Lodrane 24(R) and also, per the agreement, reserves the right to manufacture the second product. The Company received an aggregate of $550,000 under these two agreements, which were earned during the year ended March 31, 2002.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 8 -       STOCKHOLDERS' EQUITY

               During 2005, the Certificate of Incorporation was amended to increase the number of authorized shares of capital stock from 25,000,000 shares of Common Stock to 65,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, each with a par value of $.01 per share.

               LOSS PER COMMON SHARE

               Basic net loss per common share has been calculated by dividing the net loss by the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is not presented because the effect of the Company's common stock equivalents is antidilutive. For the three years ended March 31, the following potentially dilutive securities were not included in the computation of diluted loss per share:

                                       2006                             2005                              2004
                                            WEIGHTED-                         WEIGHTED-                         WEIGHTED-
                                             AVERAGE                           AVERAGE                           AVERAGE
                                             EXERCISE                         EXERCISE                          EXERCISE
                             SHARES           PRICE            SHARES           PRICE           SHARES            PRICE
          Stock options      2,971,250     $       2.36        2,277,050     $       2.16       2,417,060     $       3.70
          Convertible        4,444,444
          Preferred Stock                  $       2.25
                           ------------                     -------------                     ------------
          Warrants           6,079,199     $       2.26        8,035,875     $       2.69       2,654,239     $       4.72
                           ------------                     -------------                     ------------
                            13,494,893                        10,312,925                        5,071,289
                           ============                     =============                     ============

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 8 -       STOCKHOLDERS' EQUITY (CONTINUED)

               SERIES B 8% CONVERTIBLE PREFERRED STOCK

               On March 15, 2006, the Company sold in a private placement 10,000 shares of Series B 8% Convertible Preferred Stock (the "Series B Preferred Stock"), for gross proceeds of $10,000,000. The Series B Preferred Stock is convertible at $2.25 per share, into 4,444,444 shares of Common stock. In connection with the issuance of the Series B Preferred Stock, the Company also issued two class of warrants are exercisable for a period of five years and represent the right to purchase an aggregate of 1,111,111 shares of Common Stock at an exercise price of $2.75 per share and the second class of warrants are exercisable for a period of five years and represent the right to purchase an aggregate of 1,111,111 shares of Common stock at an exercise price of $3.25 per share. Based on the relative fair values, the Company has attributed $2,033,029 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital. The remaining portion of the proceeds of $7,966,971 was used to determine the value of the 4,444,444 shares of the Company Common Stock underlying the Series B Preferred Stock, or $1.7925 per share. Since the value was $0.4774 lower than the fair market value of the Company's Common Stock on March 15, 2006, the $2,121,917 instrinsic value of the conversion option resulted in the recognition of a preferred stock dividend and an increase to additional paid-in capital.

               The Series B Preferred Stock accrues dividends at the rate of 8% per annum on their purchase price of $1,000 per share (increasing to 15% per annum after March 15, 2008) payable quarterly on January 1, April 1, July 1 and October 1, payable in cash or shares of Common Stock (each valued at 95% of the average of the value weighted average price (VWAP) as defined in the Certificate of Designations, Preferences and Rights of the Series B Preferred Stock (the "Preferred Certificate").

               Each share of Series B Preferred Stock is entitled to a preference equal to the per share purchase price ($1,000 subject to adjustment) plus any accrued but unpaid dividends thereon and any other fees or liquidated damages owing thereon upon the liquidation, dissolution or winding-up of the Company, which preference is senior to any other capital stock ranked junior to the Series B Preferred Stock.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 8 -       STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

               SERIES B 8% CONVERTIBLE PREFERRED STOCK TRANSACTION (CONTINUED)

               The holders of Series B Preferred Stock do not have any voting rights except as specifically provided in the Preferred Certificate or as required by law. The Company may not without the prior affirmative vote of holders of at least 70% of the then outstanding shares of Series B Preferred Stock: (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the Preferred Certificate, (ii) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation senior to or otherwise PARI PASSU with the Series B Preferred Stock, (iii) amend its certificate of incorporation, bylaws or other charter documents in any manner that adversely affects any rights of the holders of the Series B Preferred Stock, (iv) increase the authorized number of shares of Series B Preferred Stock, (v) enter into any agreement with respect to any of the foregoing, (vi) other than Permitted Indebtedness (as defined in the Preferred Certificate) until March 15, 2009, incur any indebtedness for borrowed money of any kind, (vii) other than Permitted Liens (as defined in the Preferred Certificate) until March 15, 2009, incur any liens of any kind, (viii) repay or repurchase other than more than a de minimis number of shares of Common Stock or securities convertible or exchangeable into Common Stock, other than as permitted by the Preferred Certificate, (ix) pay cash dividends or distributions on any securities of the Registrant junior to the Series B Preferred Stock or (x) enter into any agreement or understanding to effect the clauses (iii), (vi), (vii), or (viii). Actions notwithstanding the above, the Company may issue any security issued in connection with a Strategic Transaction (as defined in the Preferred Certificate) that ranks as to dividends, redemption or distribution of assets upon a Liquidation PARI PASSU with or junior to the Series B Preferred Stock without the prior affirmative vote of holders of at least 70% of the then outstanding shares of Series B Preferred Stock.

               If the Company does not meet its share delivery requirements with respect to conversion set forth in the Preferred Certificate, the holders of Preferred Stock are entitled to (i) liquidated damages, payable in cash, and (ii) cash equal to the amount by which such holder's total purchase price for the shares of Common Stock exceeds the product of (1) the aggregate number of shares of Common Stock that such holder was entitled to receive from the conversion at issue multiplied by (2) the actual sale price at which the sell order giving rise to such purchase obligation was executed.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 8 -       STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

               SERIES B 8% CONVERTIBLE PREFERRED STOCK TRANSACTION (CONTINUED)

               The Company may force conversion of the Series B Preferred Stock in the event it provides written notice to the holders of the Series B Preferred Stock that the VWAP for each 20 consecutive trading day period during a Threshold Period (as defined in the Preferred Certificate) of Common Stock exceeded $5.38 (subject to adjustment) and the volume for each trading day during such Threshold Period exceed 50,000 shares (subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and the like).

               Upon the occurrence of certain Triggering Events (as defined in the Preferred Certificate), the Company is required to redeem each share of Series B Preferred Stock for cash in an amount equal to 130% of the stated value, all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due in respect of the Series B Preferred Stock (the "TRIGGERING REDEMPTION AMOUNT"). Upon certain Triggering Events, the Company is required to redeem each share of Series B Preferred Stock for shares of Common Stock equal to the number of shares of Common Stock equal to the Triggering Redemption Amount divided by 85% of the average of the VWAP for the 10 consecutive trading days immediately prior to the date of the redemption.

               The Registrant may redeem all of the Series B Preferred Stock outstanding, at any time after March 15, 2008 for a redemption price, payable in cash, for each share of Series B Preferred Stock equal to (i) 150% of the stated value, (ii) accrued but unpaid dividends thereon and (iii) all liquidated damages and other amounts due in respect of the Series B Preferred Stock.

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

               The holders of the Preferred Shares (the "INVESTORS") were entitled to dividends at the rate of 8% of the original issue price of $12.30 per share payable on December 1 and June 1 of each year in

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 8 -       STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

               SERIES A 8% CONVERTIBLE PREFERRED STOCK TRANSACTION (CONTINUED)

               cash or shares of Common Stock. Holders were entitled to elect one Director, were entitled to ten votes per share, and vote with the Common Stockholders as one class on all other matters. Each Preferred Share is convertible into ten shares of Common Stock. The purchaser of the Preferred Shares received for each Preferred Share acquired two Common Stock Purchase Warrants, one exercisable on or prior to December 31, 2005 ("SHORT-TERM WARRANTS") and the other exercisable on or prior to December 28, 2009 ("LONG-TERM WARRANTS"). Each warrant represents the right to purchase five shares of Common Stock.

               The private placement was effected in three tranches. The first tranche involved the sale on October 6, 2004 of 379,122 Preferred Shares at a price of $12.30 per share convertible into an aggregate of 3,791,220 shares of Common Stock accompanied by Short-Term Warrants and Long-Term Warrants to purchase at $1.54 per share an aggregate of 3,791,220 shares of Common Stock. The second tranche involved the sale on October 12, 2004 of 119,286 Preferred Shares at a price of $14.00 per share convertible into 1,192,860 shares of Common Stock accompanied by Short-Term and Long-Term Warrants to purchase an aggregate of 1,192,860 shares of Common Stock at a price of $1.75 per share. The third tranche involved the sale on October 26, 2004 of 18,150 Preferred Shares at a price of $14.70 per share convertible in to 181, 500 shares of Common Stock accompanied by Short Term and Long Term Warrants to purchase at a price of $1.84 per share an aggregate of 181,500 shares of Common Stock

               Pursuant to the Placement Agent Agreement, the Company issued to the Placement Agent and its designees Long Term Warrants to purchase 357,495 shares of Common Stock at $1.23 per share, 119,286 shares of Common Stock at a price of $1.40 per share, and 18,150 shares of Common Stock at a price of $1.47 per share, respectively.

               The Company has registered at its expense under the Securities Act of 1933 (the "ACT") for resale by the Investors of the shares of Common Stock issuable upon conversion of the Preferred Shares, exercise of the warrants (including the Placement Agent's warrants) and as payment of dividends on the Preferred Shares.

               Each Investor has represented that the Investor is an "accredited investor" and has agreed that the securities issued in the private placement are to bear a restrictive legend against resale without registration under the Act. The Preferred Shares and warrants were sold by Registrant pursuant to the exemption from registration afforded by Section 4(2) of the Act and Registration D thereunder.

               Dr. Charan Behl, the Company's Chief Scientific Advisor, purchased at $12.30 per share 20,000 Preferred Shares and received warrants to purchase 200,000 shares of Common Stock. His payment consisted of $16,675 in cash and the release of the Company's obligation to pay him $229,325 for consulting fees for services rendered through September 30, 2004.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 8 -       STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

               COMMON STOCK TRANSACTIONS

               Pursuant to the Certificate of Designation of the Series A Preferred Stock of the Corporation, all outstanding 21,922 shares of Preferred Stock were automatically converted on March 7, 2005 into 219,200 shares of Common Stock, par value $0.01 upon the Corporation as a result of the Company's written notice to holders of Preferred Stock certifying that the Current Market Price of the Common Stock for 30 consecutive Trading Days from January 18, 2005 through and including March 1, 2005 exceeded $3.69 (300% of the Initial Conversion Price of $1.23 per share) and the average daily trading volume of the Common Stock for such 30 consecutive Trading Days equaled or exceeded 50,000 shares per day.

               Accordingly, the Corporation has issued an aggregate of 5,265,516 shares of Common Stock with respect to the issuance of conversion shares and dividend shares. Pursuant to the terms of an Exchange Offer, the Company sold on or before the expiration date of December 31, 2005, an aggregate of 735,674 shares of common stock upon the exercise for cash of Short Term Warrants for aggregate gross proceeds of $1,172,912 and issued five year Replacement Warrants to purchase at a price of $3.00 per share an aggregate 220,705 shares of the Company's Common Stock. The Exchange Agent received cash commissions aggregating $76,418 and five-year placement warrants to purchase an aggregate of 25,473 shares of Common Stock at a price of $3.00 per share. The remaining unexercised Short Term Warrants, issued as part of the Private Placement in October 2004, expired on December 31, 2005.

               During the year ended March 31, 2006, there were cashless exercises of 1,066,612 warrants resulting in the issuance of 310,678 shares of Common Stock.

               On May 18, 2005, $40,000 were received from the exercise of stock options previously granted to purchase 20,000 shares of Common Stock at $2.00 per share.

               On May 24, 2005 $156,503 were received and 101,625 shares of Common Stock were issued upon the exercise of 101,625 Long-Term Warrants granted at an exercise price of $1.54, as part of the Company's private placement in October, 2004.

               On July 6, 2004, the Company issued 26,500 shares of Common Stock valued at $58,300 and agreed to pay $10,000 per month to a corporation in consideration for its rendering for a six-month period of investor relation consulting services, including the distribution of the Company's press releases, the provision of related strategic advice and the inclusion of the Company on the consultant's website. The Company agreed to provide the holder with "piggy-back" registration rights with respect to the shares.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 8 -       STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

               INSIDER TRADING

               During fiscal 2005, the former Chairman of the Board remitted $117,740 to the Company to return his gain under Section 16(b) of the Securities Exchange Act of 1934, from the purchase and sale, of the Company's equity securities within a period of six months.

               DECEMBER 2003 PRIVATE PLACEMENT

               The Company completed in December 2003 a private placement of 1,645,000 shares of its Common Stock at $2.00 per share, exempt from registration pursuant to Section 4(2) and Regulation D under the Act. In connection with the offering, the Company paid a cash commission of $75,000 to First Montauk Group Inc., as Placement Agent and issued to it a five year warrant to purchase 50,000 shares of Company's Common Stock at a price of $2.00 per share. Legal fees approximating $36,000 were also incurred in connection with this private placement. Pursuant to its agreement with the purchasers, the Company at its expense registered the shares issued and the shares issuable upon exercise of the warrant under the Act.

               TREASURY STOCK TRANSACTIONS

               During fiscal 2003, the Company purchased 100,000 shares of Common Stock in the open market for a total consideration of $306,841 pursuant to the authorization by the Board of Directors on June 27, 2002.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 8 -     STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

               WARRANTS

               To date, the Company has authorized the issuance of Common Stock Purchase Warrants, with terms of five to six years, to various corporations and individuals, in connection with the sale of securities, loan agreements and consulting agreements. Exercise prices range from $2.00 to $4.20 per warrant. The warrants expire at various times through March 15, 2011.

               A summary of warrant activity for the fiscal years indicated below were as follows:


                                                                               2006                2005               2004
                                                                               ----                ----               ----

             Balance at beginning of year:                                    8,035,875           2,654,239           733,752
             Warrants issued                                                    220,705             200,000           200,000
             Warrants issued pursuant to Placement Agent
                       Agreements                                               381,028             519,931            50,000
             Warrants issued pursuant to Private Placement                    2,222,222           5,165,580               ---
             Placement Agent Warrants Exercised                                     ---              (7,500)              ---
             Class C Warrants                                                       ---                 ---         1,723,237
             Warrants exercised or expired                                   (4,780,631)           (496,375)          (52,750)
                                                                             ----------           ---------         ---------

             Ending balance                                                   6,079,199           8,035,875         2,654,239
                                                                             ==========           =========         =========

               CLASS A WARRANT EXCHANGE OFFER

               On October  23,  2002,  the  Company  entered  into a  Settlement
               Agreement with various parties in order to end a Consent Solicitation and various litigation initiated by the Company. The Agreement provided, among other things, an agreement to commence an exchange offer (the "Exchange Offer") whereby holders of the Company's Class A Warrants which expired on November 30, 2002 (the "Old Warrants") had the opportunity to exchange those warrants for new warrants (The "New Warrants") upon payment to the Company of $0.10 per share of Common Stock issuable upon the exercise of the old warrants. In September 2003 the Company issued the New Warrants to the record holders as of November 30, 2002 of the Old Warrants without requiring any cash payment.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 8 -       STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

               CLASS A WARRANT EXCHANGE OFFER (CONTINUED)

               The New Warrants expired on November 30, 2005.

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

               CLASS B WARRANTS

               The Company's Class B Warrants originally issued in a private placement in September 1998 expired on November 30, 2005, their amended expiration date.

NOTE 9 -       STOCK OPTION PLANS

               STOCK-BASED COMPENSATION

               During the years ended March 31, 2004, 2005 and 2006 the Company issued 1,024,000, 120,000 and 969,200, respectively options to purchase Common Stock to employees and to members of the board of directors. The options have an exercise price ranging from $2.69 to $3.00 per share and all vest over three years except 610,000 options issued in 2004 and 120,000 issued for year ended March 31, 2005 which vested upon grant date and 75,000 issued for the year ending March 31, 2006 which vest pro-rata over a 6 month period. The options expire between five and ten years from the date of grant. The Company has recorded compensation expense of $1,166,601, $370,108 and $902,927 for the years ended March 31,
               2004, 2005 and 2006, respectively, which represents the fair value of the options vested computed using the Black-Scholes options pricing model on each grant date.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 9 -       STOCK OPTION PLANS  (CONTINUED)

               STOCK-BASED COMPENSATION (CONTINUED)

               Under its 2004 Stock Option Plan and prior option plans, the Company may grant stock options to officers, selected employees, as well as members of the board of directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company's Common Stock at the date of grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant. Transactions under the plans for the years indicated were as follows:

                                2006                               2005                                2004
                                       AVERAGE                            AVERAGE                              AVERAGE
                                       WEIGHTED                          WEIGHTED                             WEIGHTED
                                       EXERCISE                          EXERCISE                             EXERCISE
                       OPTIONS          PRICE             OPTIONS          PRICE              OPTIONS           PRICE
                       -------         --------           -------        --------             -------         --------
Outstanding at
beginning of year   2,277,050         $   2.16        2,417,050         $   3.70              2,266,850       $  5.74
Granted               969,200             2.74          120,000             2.34              1,024,000          2.23
Exercised             (20,000)            2.00         (100,000)            1.00                (15,000)         2.00
Expired              (255,000)            2.04         (160,000)            7.13               (858,800)         7.38
                    ---------         --------        ---------         --------              ---------       -------
Outstanding at
end of year         2,971,250             2.36        2,277,050         $   2.16              2,217,050          3.70
                    =========         ========        =========         ========              =========       =======

               The following table summarizes information about stock options outstanding at March 31, 2006:

                                                      WEIGHTED AVERAGE        WEIGHTED-                        WEIGHTED
                                                          REMAINING            AVERAGE                         AVERAGE
                    RANGE OF           OPTIONS           CONTRACTUAL          EXERCISE         OPTIONS       EXERCISABLE
              EXERCISE PRICE        OUTSTANDING         LIFE (YEARS)            PRICE        EXERCISABLE        PRICE

                 $1.00 -- $2.00            203,750              1.75            $1.75             203,750       $ 1.75
                 $2.01 - $3.00           2,767,500              7.30             2.40           1,835,800         2.27
                 --------------          ---------              ----            -----           ---------       ------
                  $1.00 - 3.00           2,971,250              6.23            $2.34           2,039,550       $ 2.22
                 --------------          ---------              ----            -----           ---------       ------

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 9 -       STOCK OPTION PLANS  (CONTINUED)

               STOCK-BASED COMPENSATION (CONTINUED)

               The per share weighted-average fair value of each option granted during fiscal 2006, 2005 and 2004 ranged from $1.48 to $1.70 during fiscal 2006, $1.91 during fiscal 2005 and from $1.03 to $2.68 during fiscal 2004, on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions; no dividend yield; expected volatility of 97.84% for fiscal year 2006, 76.69% for fiscal year 2005 and 75.47% to 77.97% for fiscal year 2004; risk-free interest rates of 4.18% in 2006, 4.00% in 2005, 4.0% in 2004 and expected lives ranging from five to ten years.

               There are 1,602,520 options available for future grant under our Stock Option Plan.

NOTE 10 -      MAJOR CUSTOMERS

               For the years ended March 31, revenues from its three major customers are as follows:

                                 2006        2005          2004
                                 ----        ----          ----


               Customer A -      100%       49.80%        40.70%
               Customer B -       ---         ---         59.30%
               Customer C -       ---       49.80%          ---


NOTE 11 -      SUBSEQUENT EVENTS

               In April 2006, the Company's registration statement on Form S-3 registering under the Securities Act of 1933, as amended for reoffering up to 9,876,022 shares of Common Stock which may be acquired upon conversion of the outstanding shares of Series B Preferred Stock, upon payment of Preferred Stock dividends and upon exercise of the Common Stock Purchase Warrants issued in the March 2006 private placement was declared effective by the Commission.

               In April 2006, the Company's registration statement on Form S-3 registering under the Securities Act of 1933, as amended for reoffering up to 246,175 shares of Common Stock which may be acquired upon exercise of the Common Stock Purchase Warrants issued in the December 2005 private placement was declared effective by the Commission.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2006, 2005 AND 2004

NOTE 11 -      SUBSEQUENT EVENTS (CONTINUED)

               On May 3, 2006, the Company granted options to purchase 70,000 shares of common stock with and exercise price of $2.26 per share to its chief financial officer, one-third of the options vests on May 3, 2007, a second third which vests on May 3, 2008 and the final third vests on May 3, 2009.

               On May 22, 2006, a holder of 250 shares of Series B 8% Preferred Stock converted his shares and accrued dividends through the date of conversion into 112,429 shares of Common Stock.

               On May 23, 2006, the Company signed an agreement ("the "Agreement") with Oppenheimer & Co., Inc. ("Oppenheimer") to render financial advisory services to the Company in connection with potential acquisitions by the Company, strategic alliances with other pharmaceutical companies, advice with respect to future financings to be undertaken by the Company and introductions to key parties in the capital markets. In consideration for its services, Oppenheimer received from the Company a cash fee of $60,000.

               On June 1, 2006, the Registrant entered into a one year consulting agreement with David Filer, whereby Dr. Filer is to provide financial advisory services to the Company. In consideration for his services, Dr. Filer received options to purchase 10,000 shares of common stock exercisable from June 1, 2006 to June 1, 2009, with an exercise price of $3.00 per share.

               On June 19, 2006, the Company received written notice from Harris Pharmaceuticals, Inc. ("HARRIS") of Harris' intent to terminate the Product Development, Manufacturing and Distribution Agreement, dated as of March 30, 2005 (the "Agreement"), among Elite Laboratories, Inc., Harris and Tish Technologies LLC ("TISH") in accordance with Section 9.3 of the Agreement. As the date hereof, there have been no material revenues earned under the Agreement.

                                   Exhibit 21

                           Subsidiaries of the Company

Elite Laboratories, Inc., a Delaware corporation

Elite Research, Inc., a Delaware corporation