Form 10-Q
period 2006-06-30
ELITE PHARMACEUTICALS INC /DE/
filed 2006-08-11
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     JUNE 30, 2006
                                 -----------------------------------------------

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period ended to

                       COMMISSION FILE NUMBER: 333-45241
--------------------------------------------------------------------------------

                      ELITE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
                      (Exact name of registrant as specified in its charter)

DELAWARE                                                      22-3542636
---------------------------------------------         --------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
or organization)                                      Identification No.)


165 LUDLOW AVENUE, NORTHVALE, NEW JERSEY                      07647
-----------------------------------------         ------------------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]   Accelerated filer [  ]  Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                 Yes [  ] No [x]


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of August 10, 2006: 19,392,536 (exclusive of 100,000 shares held in treasury).

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES



                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 2006
           (unaudited) and March 31, 2006                                 1 - 2

           Consolidated Statements of Operations for the three
           months ended June 30, 2006 and June 30, 2005 (unaudited)         3

           Consolidated Statement of Changes in Stockholders'
           Equity for the three months ended June 30, 2006 (unaudited)      4

           Consolidated Statements of Cash Flows for the three
           months ended June 30, 2006 and June 30, 2005 (unaudited)         5

           Notes to Consolidated Financial Statements                     6 - 10

Item 2.  Management's Discussion And Analysis of Financial
         Condition And Results Of Operations                             11 - 15

Item 3.  Quantitative And Qualitative Disclosures
         About Market Risk                                                 15

Item 4.  Controls and Procedures                                           15


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.              16

Item 6.    Exhibits                                                        16


SIGNATURES                                                                 17

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      JUNE 30,              MARCH 31,
                                                                        2006                   2006
                                                                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                         $ 6,700,373           $ 8,919,354
   Accounts receivable, net of allowance for doubtful accounts of
      $ --- and $153,250, respectively                                        --                    --
   Current portion of restricted cash - capital project fund             939,652             1,173,896
   Prepaid expenses and other current assets
                                                                     -----------
                                                                         594,618               470,633
                                                                     -----------           -----------

      Total current assets                                             8,234,643            10,563,883
                                                                     -----------           -----------



PROPERTY AND EQUIPMENT, net of accumulated
   depreciation and amortization                                       4,223,780             4,308,969
                                                                     -----------           -----------



INTANGIBLE ASSETS - net of accumulated amortization                       53,922                59,457
                                                                     -----------           -----------


OTHER ASSETS:
   Deferred charges                                                                                 --
   Security deposit                                                        6,980                 6,980
   Restricted cash - debt service                                        415,500               415,500
   EDA bond offering costs, net of accumulated amortization
      of $10,000 and $7,000, respectively                                344,452               347,452
                                                                     ------------          -----------

      Total other assets                                                 766,932               769,932
                                                                    ------------           -----------

      Total assets                                                   $13,279,277            15,702,241
                                                                     ===========           ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS's EQUITY

                                                                       JUNE 30,             MARCH 31,
                                                                         2006                 2006
                                                                     (Unaudited)
CURRENT LIABILITIES:
   Current portion of EDA bonds                                     $    175,000          $    175,000
   Accounts payable and accrued expenses                               1,151,586             1,740,263
   Dividends payable                                                          --                33,333
                                                                    ------------          ------------
      Total current liabilities                                        1,326,586             1,948,596
                                                                    ------------          ------------

LONG TERM LIABILITIES:
   EDA bonds - net of current portion                                  3,980,000             3,980,000
                                                                    ------------          ------------
      Total long-term liabilities                                      3,980,000             3,980,000
                                                                    ------------          ------------

      Total liabilities                                                5,306,586             5,928,596
                                                                    ------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock -- $.01 par value;
       Authorized  4,483,442 shares  (originally  5,000,000
       shares of which 516,558 shares of Series A Convertible
       Preferred Stock retired) and 0 shares outstanding as
       of June 30, 2006 and March 31, 2006 respectively
       Authorized 10,000 Series B Convertible Preferred Stock -
       issued and outstanding - 9,750 and 10,000 shares,
       respectively                                                           98                   100
   Common Stock - $.01 par value;
        Authorized - 65,000,000 shares
        Issued and outstanding - 19,392,536 shares and
        19,190,159 shares respectively                                   193,925               191,902
   Additional paid-in capital                                         60,603,142            57,983,190
   Accumulated deficit                                               (52,517,633)          (48,094,706)
                                                                    ------------          ------------
                                                                       8,279,532            10,080,486
   Treasury stock, at cost (100,000 shares)                            (306,841)             (306,841)
                                                                    ------------          ------------
      Total stockholders' equity                                       7,972,691             9,773,645
                                                                    ------------          ------------

      Total liabilities and stockholders' equity                    $ 13,279,277          $ 15,702,241
                                                                    ============          ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                     ---------------------------------
                                                                        2006                  2005
                                                                     -----------           -----------
                                                                     (Unaudited)           (Unaudited)
REVENUES
   Manufacturing fees                                               $    131,900         $     114,781
   Royalties                                                              21,127                    --
                                                                     -----------           -----------
      Total Revenues                                                     153,027               114,781
                                                                     -----------           -----------

COST OF OPERATIONS:
      Research and development                                         1,316,408               738,987
      General and administrative                                         546,913               426,530
      Depreciation and amortization                                      119,535                93,750
                                                                     -----------           -----------
                                                                       1,982,856             1,259,267
                                                                     -----------           -----------

LOSS FROM OPERATIONS                                                  (1,829,829)           (1,144,486)
                                                                     -----------           -----------

OTHER INCOME (EXPENSES):
   Interest income                                                       100,506                19,830
   Interest expense                                                      (70,631)              (56,125)
   Non-cash compensation through issuance of stock
      options and stock warrants                                        (300,000)              (44,550)
                                                                     -----------           -----------
                                                                        (270,125)              (80,845)
                                                                     -----------           -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                                (2,099,954)           (1,225,331)
                                                                     -----------           -----------

PROVISION FOR INCOME TAXES                                                 1,000                 1,000
                                                                     -----------           -----------

NET LOSS                                                             $(2,100,954)          $(1,226,331)
                                                                     ===========           ===========

Preferred stock dividends                                               (200,056)                   --
                                                                     -----------           -----------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLD                            $(2,301,010)          $(1,226,331)
                                                                     ===========           ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                              $      (.12)          $      (.07)
                                                                     ===========           ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                          19,239,331            18,058,934
                                                                     ===========           ===========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                           PREFERRED STOCK        COMMON STOCK           ADDITIONAL
                                         ------------------     ---------------           PAID-IN
                                         SHARES      AMOUNT     SHARES      AMOUNT        CAPITAL
                                         ------      ------     ------      ------        -------

BALANCE AT MARCH 31, 2006 (AUDITED)      10,000     $   100   19,190,159   $ 191,902    $60,105,107

Three Months ended June 30, 2006:
(Unaudited)

Conversion Preferred to Common             (250)         (2)     111,111       1,111         (1,109

Non-cash compensation through
   issuance of stock options                 --          --           --          --        300,000
   and warrants
Net loss for three months ended              --          --           --          --             --
   June 30, 2006

Dividends                                    --          --       91,266         912        199,144
                                          -----       -----       ------       -----        -------

BALANCE AT JUNE 30, 2006 (UNAUDITED)      9,750     $   (98)  19,392,536    $193,925    $60,603,142
                                        =======     ========  ==========    ========    ===========



                                             TREASURY STOCK
                                          -------------------     ACCUMULATED     STOCKHOLDERS'
                                          SHARES      AMOUNT        DEFICIT          EQUITY
                                          ------      ------        -------          ------

BALANCE AT MARCH 31, 2006 (AUDITED)     (100,000)   $(306,841)    $(50,216,623)    $ 9,773,645

Three Months ended June 30, 2006:
(Unaudited)

Conversion Preferred to Common                --           --               --              --

Non-cash compensation through
   issuance of stock options                  --           --               --         300,000
   and warrants
Net loss for three months ended               --           --       (2,100,954)     (2,100,954)
   June 30, 2006

Dividends                                     --           --         (200,056)             --
                                           -----        -----     ------------     -----------

BALANCE AT JUNE 30, 2006 (UNAUDITED)    (100,000)   $(306,841)    $(52,517,633)    $ 7,972,691
                                        ========    =========     ============     ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                     ---------------------------------
                                                                        2006                  2005
                                                                     -----------           -----------
                                                                     (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $ (2,100,954)         $ (1,226,331)
   Adjustments to reconcile net loss to cash
         used in operating activities:
      Depreciation and amortization                                      122,535                93,750
      Non-cash compensation satisfied by issuance
         of common stock, options and warrants                           300,000                44,550
      Changes in assets and liabilities:
         Accounts receivable                                                  --               142,113
         Prepaid expenses and other current assets                      (123,985)               39,064
         Security deposit                                                     --                (6,980)
         Accounts payable, accrued expenses and
            other current liabilities                                   (588,677)             (330,408)
                                                                     -----------           -----------
NET CASH USED IN OPERATING ACTIVITIES                                 (2,391,081)           (1,244,242)
                                                                     -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (28,811)              (42,673)
   (Increase) in restricted cash                                              --               (87,912)
   Release of restricted cash                                            234,244                    --
                                                                     -----------           -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      205,433              (130,585)
                                                                     -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends                                                             (33,333)                   --
   Principal equipment  note payments                                         --               (30,337)
   Proceeds from exercise of stock options                                    --                40,000
   Proceeds from exercise of stock warrants                                   --               156,502
                                                                     -----------           -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (33,333)              166,165
                                                                     -----------           -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               (2,218,981)           (1,208,662)

CASH AND CASH EQUIVALENTS - beginning of period                        8,919,354             3,902,003
                                                                     -----------           -----------

CASH AND CASH EQUIVALENTS - end of period                            $ 6,700,373           $ 2,693,341
                                                                     ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                            $        18           $    11,591
   Cash paid for income taxes                                              1,000                 1,000

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Preferred Stock dividends of $200,056 paid by issuance of 91,266 shares of Common Stock


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 1   -      BASIS OF PRESENTATION

                The information in this Form 10-Q Report includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the "Company") including its wholly-owned subsidiaries, Elite Laboratories, Inc. ("Elite Labs") and Elite Research, Inc. ("ERI"), for the three months ended June 30, 2006. As of June 30, 2006, the financial statements of all entities are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

                The   financial   results  for  the  interim   periods  are  not
                necessarily indicative of the results to be expected for the full year or future interim periods.

                The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2006. There have been no changes in significant accounting policies since March 31, 2006.

                The Company does not anticipate being profitable for fiscal year 2006; therefore a current provision for income tax was not established for the three months ended June 30, 2006. Only the minimum corporation tax liability required for state purposes is reflected.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STAT EMENTS
                    THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


NOTE 3   -      STOCKHOLDERS' EQUITY

                WARRANTS AND OPTIONS

                During the three months ended June 30, 2006, 250 shares of Series B Preferred Stock were converted into 111,111 shares of Common Stock.

                Dividends accrued on Series B Preferred Stock through conversion date or June 30, 2006 were satisfied by the issuance of 1,318 and 89,948 shares of Common Stock, respectively.

                During the three months ended June 30, 2006, 3,750 options expired and 65,500 were forfeited.

                The following grants were made under the Company's 2004 Stock Option Plan in the current fiscal year.

                On June 1, 2006, the Company entered into a one year consulting agreement with David Filer, whereby Dr. Filer is to provide financial advisory services to the Company. In consideration for his services, Dr. Filer received options to purchase 10,000 shares of Common Stock exercisable from June 1, 2006 to June 1, 2009, with an exercise price of $3.00 per share.

                On May 3, 2006, the Company granted options to purchase 70,000 shares of Common Stock with an exercise price of $2.26 per share to its chief financial officer. One-third of the options vest on May 3, 2007, a second third vest on May 3, 2008 and the final third vest on May 3, 2009.

                Additionally, in May, 2006, 54,000 ten (10) year options were granted to six (6) employees which vest three (3) years from grant date.

                The per share weighted average of the above mentioned stock options ranged from $1.55 to $1.69 using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 59.52%; risk free interest rate of 5.00% and expected lives of ten (10) years.

                The Company, in May 2005, revoked 180,000 of outstanding unexercised options granted prior to the adoption of the 2004 Stock Option Plan originally earmarked to members of the abandoned Scientific Advisory Board.

                The Company took a charge of $300,000 and $44,550 for the three months ended June 30, 2006 and 2005, respectively, which represents the fair value of the vested options, utilizing the Black-Scholes options pricing model on the grant date.

                At June 30, 2006, Elite had outstanding 3,036,000 options with exercise prices ranging from $1.50 to $3.00 and 6,679,179 warrants with exercise prices ranging from $1.50 to $4.20; each option and warrant representing the right to purchase one share of Common Stock.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)



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

                The aforementioned agreements are in their infancy stages.

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

                On June 19, 2006, the Company received written notice from Harris of Harris' intent to terminate the Product Development, Manufacturing and Distribution Agreement, dated as of March 30, 2005. As the date hereof, there have been no material revenues earned under the Agreement.

                CONSULTING AGREEMENTS

                On June 1, 2006, the Company entered into a one year consulting agreement with David Filer, whereby Dr. Filer is to provide financial advisory services to the Company. In consideration for his services, Dr. Filer received options to purchase 10,000 shares of Common Stock exercisable from June 1, 2006 to June 1, 2009, with an exercise price of $3.00 per share.

                On May 23, 2006, the Company entered into a consulting agreement with Oppenheimer & Co., Inc. ("Oppenheimer") to render financial advisory services to the Company in connection with potential acquisitions by the Company, strategic alliances with other pharmaceutical companies, advice with respect to future financings to be undertaken by the Company and introductions to key parties in the capital markets. In consideration for its services, Oppenheimer received from the Company a cash fee of $60,000.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 4 -        COMMITMENTS AND CONTINGENCIES (Continued)

                CONSULTING AGREEMENTS (Continued)

                On November 8, 2005, the Company entered into an agreement with an investor relations firm to provide investor relation services including, but not limited to, overall management of the Company's corporate communications program, securing group appointments, assistance with mass targeted mailings, compiling promotional materials, editing news releases and other corporate functions. The consultant is to receive $10,000 a month beginning November 1, 2005 and was granted non-qualified options to purchase 75,000 shares of the Company's Common Stock, vesting pro-rata over a six month period at a price of $2.26 per share, the fair market value of a share of Common Stock on the date of the grant. The per share weighted average fair value of the above mentioned options was $1.70 using the Black-Scholes option pricing model

                For the three months ended June 30, 2006, consulting expenses under these agreements amounted to an aggregate of $90,000.

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

                Future minimum lease payments for the periods ending June 30, are:

                                               2007                   $27,923

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 5 -        SUBSEQUENT EVENTS

                On  July  12,  2006,  the  Company  entered  into  a   Financial
                Advisory Agreement (the "Agreement") with Indigo Ventures, L.L.C. ("Indigo"). The term of the Agreement is for three years effective as of July 1, 2006; provided, that either party can terminate the Agreement, for any reason, at any time upon 30 days written notice. Pursuant to the Agreement, Indigo, on a non-exclusive basis, agrees to advise, consult with, and assist the Company in various matters as requested (and only to the extent requested) by the Company which may include, without limitation (i) a review of the Company's business, operations and financial condition, including advising on capitalization structures; (ii) advice relating to general capital raising matters; (iii) recommendations relating to specific business operations, strategic transactions and joint ventures (iv) advice regarding future financings involving debt or equity securities of the Company or any affiliate of the Company and
                (v) assistance with interaction between the Company and its current and future investors. The Company initially paid Indigo $45,000 and will pay Indigo $15,000 per month on an ongoing basis.

                Additionally, Indigo acquired a warrant to purchase up to 600,000 shares of Common Stock, par value $0.01 per share, of the Company (the "Common Stock") for an aggregate purchase price of $150,000. The warrant (i) shall vest as follows: 50,000 shares shall vest quarterly beginning on the three (3) month anniversary of July 1, 2006, (ii) shall expire on July 1, 2011, and (iii) shall terminate, to the extent unvested, as of the date of termination of the Agreement, (iv) shall fully vest upon a change of control and (v) shall have an exercise price of $3.00 per shares of the Common Stock.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO
             THE THREE MONTH PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (the "10-K") and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

OVERVIEW

         The Company is a specialty pharmaceutical company principally engaged in the development and manufacturing of oral controlled-release products. The Company's strategy includes developing generic versions of controlled release drug products with high barriers to entry and assisting partner companies in the life cycle management of products to improve off-patent drug products. Elite's technology is applicable to develop delayed, sustained or targeted release capsules or tablets. Elite has one product currently being sold commercially and a pipeline of eight drug products under development in the therapeutic areas that include pain management, cardiovascular, allergy and infection. The addressable market for the Elite's current products exceeds $6 billion in the aggregate. Elite also has a GMP and DEA registered facility for research, development, and manufacturing located in Northvale, New Jersey.

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

RESULTS OF CONSOLIDATED OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

         Revenues consisted of manufacturing fees and royalties of $131,900 and $21,127, respectively, for the three months ended June 30, 2006. Revenues of $114,781 consisted solely of manufacturing fees for the three months ended June 30, 2005.

         General and administrative expenses (G&A) for the three months ended June 30, 2006 were $546,913, an increase of $120,383, or approximately 28.2%, from G&A for the comparable period of the prior year. The increase was substantially due to increases in consulting fees approximating $100,000, partially offset by a decrease in legal and accounting fees.

         Research and development costs for the three months ended June 30, 2006 were $1,316,408, an increase of $577,421, or approximately 78.1% from $738,987 for the comparable period of the prior year, primarily the result of increases in wages, raw materials, laboratory and manufacturing supplies. The costs associated with the manufacturing of batches of Lodrane 24(R) and the work completed on newly signed development agreements have contributed to this increase.

         We are unable to provide a break-down of the specific costs associated with the research and development of each product on which we devoted resources because a significant portion of the costs are generally associated with salaries, laboratory supplies, laboratory and manufacturing expenses, utilities and similar expenses. We have not historically allocated these expenses to any particular product. In addition, we cannot estimate the additional costs and expenses that may be incurred in order to potentially complete the development of any product, nor can we estimate the amount of time that might be involved in such development because of the uncertainties associated with the development of controlled release drug delivery products.

         Depreciation and amortization for the three months ended June 30, 2006 increased by $25,785 to

$119,535 from $93,750 for the year earlier comparable period as a result of the increases in depreciation and amortization on acquired new machinery and equipment and upgrading of the corporate and warehouse facilities.

         Other expenses, net for the three months ended June 30, 2006 were $270,125, an increase of $189,280, or approximately 189.3%, from the comparable period of the prior year. The increase was primarily due to an increase of $255,450 in charges related to issuance of stock options offset by additional interest income, due to higher compensating balances as a result of the private placement and EDA refinancing.

         As a result of the foregoing, the Company's net loss for the three months ended June 30, 2006 increased to $2,100,954 from the net loss of $1,226,331 for the comparable period of the prior year.

MATERIAL CHANGES IN FINANCIAL CONDITION

         The Company's working capital (total current assets less total current liabilities), decreased to $6,908,057 as of June 30, 2006 from $8,615,287 as of March 31, 2006, primarily due to the use of cash in funding net loss of $1,829,829 from operations.

         The Company experienced negative cash flow from operations of $2,391,081 for the three months ended June 30, 2006, primarily due to the Company's net loss from operations due to an increase in research and development activities as to the drug products in its pipeline

         On November 15, 2004, Elite's partner, ECR, launched Lodrane 24(R), once a day allergy product, utilizing Elite's extended release technology to provide for once daily dosing. Under its agreement with ECR, Elite is currently manufacturing commercial batches of Lodrane 24(R) in exchange for manufacturing margin and royalties on product revenues. Royalty income earned for the three months ended June 30, 2006 was $21,127. The Company expects future cash flows from royalties to provide additional cash to help to fund its operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended June 30, 2006, the Company experienced negative cash flow and financed its operations primarily through utilization of its existing cash. As of June 30, 2006, the Company had approximately $6.7 million of cash and cash equivalents, a decrease of approximately $2.2 million from the $8.9 million at March 31, 2006 and had working capital of approximately $6.9 million.

         Net cash used in operating activities was $2,391,081 during the three months ended June 30, 2006, compared to $1,244,242 for the three months ended June 30, 2005. Net cash used in operating activities during the three months ended June 30, 2006 included the Company's net loss of $2,100,954 and increases in prepaid expenses and other current assets, offset in part by non-cash charges of $300,000 in stock option charges and $122,535 in depreciation and amortization expense. Net cash used in operating activities during the three months ended June 30, 2006 included the Company's net loss of $1,244,242 offset in part by non-cash charges of $44,550 in stock option and warrant charges and $138,300 in depreciation and amortization expense.

         Investing activities provided net cash of $205,433 during the three months ended June 30, 2006, which resulted primarily from the release of restricted cash offset by 28,811 in property and equipment purchases.

         During the three months ended June 30, 2006, financing activities used net cash of $33,333 to pay dividends. During the three months ended June 30, 2005, financing activities provided net cash of $166,165 derived from the exercise of stock options and warrants totaling 196,502, offset by $30,337 in principal note payments.

          As of June 30, 2006 the Company had cash and cash equivalents of approximately $6.7 million. The Company anticipates that such position is adequate to finance its operations through June 30, 2007 but thereafter additional financing may be required, particularly in view of the Company's expenditures required for the further development and commercialization of its products. The Company has no current arrangements with respect to additional financings. The Company intends to seek additional funds through the sale of additional debt or equity, however no assurance can be given that the Company will be able to obtain the required additional financing or if obtained it will be on favorable terms. The Company's inability to obtain additional financing when needed would impair its ability to continue to meet its business objectives. Other possible sources for such additional financings are the cash exercises of the Long Term Warrants issued in the October 2004 private placement, the Replacement Warrants issued in the December 2005 private placement and other warrants and options that are currently outstanding.

         The Company had outstanding, as of June 30, 2006, bonds in the aggregate amount of $4,155,000, consisting of $3,660,000 of 6.5% tax exempt Bonds with an outside maturing of September 1, 2030 and $495,000 of 9% Bonds with an outside maturity of September 1, 2012. The bonds are secured by a first lien on the Company's facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the redemption of previously issued tax exempt bonds issued by the Authority in September 1999 and to refinance equipment financing, as well as provide approximately $1,000,000 of capital for the purchase of additional equipment for the manufacture and development at the Company's facility of pharmaceutical products and the maintenance of a $415,500 debt service reserve. All of the restricted cash, other than the debt service reserve, is expected to be expended within nine months ended December 31, 2006 and is therefore categorized as a current asset on the Company's consolidated balance sheet as of June 30, 2006. Pursuant to the terms of the related bond indenture agreement, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of June 30, 2006, the Company was in compliance with the bond covenants.

         The Company from time to time will consider potential strategic transactions including acquisitions, strategic alliances, joint ventures and licensing arrangements with other pharmaceutical companies. The Company retained an investment banking firm to assist with its efforts. There can be no assurance that any such transaction will be available or consummated.

         As of June 30, 2006, the Company's principal source of liquidity was approximately $6,700,373 of cash and cash equivalents. The Company also may receive funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from the potential sale of New Jersey tax losses. There can be no assurance that proceeds from the sale of tax losses and from the exercise, if any, of outstanding warrants or options will be material.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company had no investments in marketable securities as of June 30, 2006 or assets and liabilities which are denominated in a currency other than U.S. dollars or involve commodity price risks.

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

         There was no change in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II.        OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Stockholders at Registrant's Annual Meeting of Stockholders held on June 28, 2006 took the following actions:

         1.     Elected its four Directors.

                                        No. of Votes For    No. of Votes Against

                  Bernard Berk          16,172,793          40,042
                  Edward Neugeboren     15,176,393          1,036,442
                  Barry Dash            16,178,893          33,942
                  Melvin Van Woert      16,178,893          33,942


         2. Approved the adoption of the amendment to the Company's 2004 Stock Option Plan to increase to 7,000,000 the shares subject to the Plan by a vote of 3,090,028 shares for, 207,793 shares against, and 15,940 shares abstaining.

         3. Approved the proposal to ratify the Registrant's Series B Financing, which involved the sale of the Registrant's Series B Preferred Stock and common stock purchase warrants pursuant to a Securities Purchase Agreement, dated as of March 15, 2006 by a vote of 3,207,952 for, 79,969 shares against and 25,840 shares abstaining.

         4. Approved the engagement of Miller, Ellin & Company LLP as the Company's independent auditors for the year ended March 31, 2006 by a vote of 16,183,799 shares for, 50,352 shares against and 12,626 shares abstaining.

ITEM 6.           EXHIBITS

            (a) Exhibits:

            4.1 Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures LLC filed as Exhibit 4.1 to Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2006 and incorporated herein by reference thereto.

            10.1 Financial Advisory Agreement between the Registrant and Indigo Ventures LLC filed as Exhibit 10.1 to Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2006 and incorporated herein by reference thereto.

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



                                    ELITE PHARMACEUTICALS, INC.


Date:    August 11, 2006            By: /s/ Bernard Berk
                                    --------------------------------------------
                                    Bernard Berk
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:    August 11, 2006            By:  /s/ Mark I. Gittelman
                                    --------------------------------------------
                                    Mark I. Gittelman
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT 31.1
                                  CERTIFICATION

         I, Bernard Berk, certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 of Elite Pharmaceuticals, Inc. (the "registrant");

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                    /s/ Bernard Berk
Date: August 11, 2006               _____________________________________
                                    Bernard Berk
                                    Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

         I, Mark I. Gittelman, certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 of Elite Pharmaceuticals, Inc. (the "registrant");

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

                (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                (c) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                (d) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                (e) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                    /s/ Mark I. Gittelman
Date: August 11, 2006               _____________________________________
                                    Mark I. Gittelman
                                    Chief Financial Officer and Treasurer

                                  EXHIBIT 32.1

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report of Elite Pharmaceuticals, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission (the "Report"), I, Bernard Berk, Chief Executive Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and the consolidated result of operations of the Company for the periods presented.


                                            /s/ Bernard Berk
Date:    August 11, 2006            ----------------------------------------
                                            Bernard Berk
                                            Chief Executive Officer of
                                            Elite Pharmaceuticals, Inc.


This certification has been furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A signed original of this written statement required by Section 906 has been provided to Elite Pharmaceuticals, Inc. and will be retained by Elite Pharmaceuticals, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 32.2

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report of Elite Pharmaceuticals, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission (the "Report"), I, Mark I. Gittelman, Chief Financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S. C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (3) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (4) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and the consolidated result of operations of the Company for the periods presented.


                                        /s/ Mark I. Gittelman
Date:    August 11, 2006            ----------------------------------------
                                        Mark I. Gittelman
                                        Chief Financial Officer and Treasurer of
                                        Elite Pharmaceuticals, Inc.


This certification has been furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A signed original of this written statement required by Section 906 has been provided to Elite Pharmaceuticals, Inc. and will be retained by Elite Pharmaceuticals, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.