Form 10-Q
period 2006-09-30
ELITE PHARMACEUTICALS INC /DE/
filed 2006-11-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                SEPTEMBER 30, 2006
                                -----------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended        to

                        COMMISSION FILE NUMBER: 333-45241
--------------------------------------------------------------------------------
                           ELITE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                        22-3542636
-------------------------------------------             ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


165 LUDLOW AVENUE, NORTHVALE, NEW JERSEY                           07647
-------------------------------------------             ------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of November 10, 2006: 19,499,325 (exclusive of 100,000 shares held in treasury).

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES



                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2006
         (unaudited) and March 31, 2006 (audited)                          1 - 2

         Consolidated Statements of Operations for the three
         and six months ended September 30, 2006 and
         September 30, 2005 (unaudited)                                        3

         Consolidated Statement of Changes in Stockholders' Equity
         for the six months ended September 30, 2006 (unaudited)               4

         Consolidated Statements of Cash Flows for the six months
         ended September 30, 2006 and September 30, 2005 (unaudited)           5

         Notes to Consolidated Financial Statements                       6 - 12

Item 2.  Management's Discussion And Analysis of Financial
         Condition And Results Of Operations                               13-17

Item 3.  Quantitative And Qualitative Disclosures
         About Market Risk                                                    18

Item 4.  Controls and Procedures                                              18


PART II  OTHER INFORMATION

Item 5.  Other Information                                                    19

Item 6.  Exhibits                                                             22


SIGNATURES                                                                    23

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                   SEPTEMBER 30,       MARCH 31,
                                                       2006               2006
                                                    (Unaudited)        (Audited)

CURRENT ASSETS:
   Cash and cash equivalents                        $ 4,895,866      $ 8,919,354
   Accounts receivable, net of allowance
     for doubtful accounts of $0 and $153,250,
     respectively                                       135,559              ---
   Current portion of restricted cash -
     capital project fund                               745,001        1,173,896

   Prepaid expenses and other current assets            648,873          470,633
                                                    -----------      -----------
     Total current assets                             6,425,299       10,563,883
                                                    -----------      -----------
PROPERTY AND EQUIPMENT, net of accumulated
     depreciation and amortization                    4,281,361        4,308,969
                                                    -----------      -----------

INTANGIBLE ASSETS - net of accumulated
     amortization                                        53,857           59,457
                                                    -----------      -----------

OTHER ASSETS:
     Security deposit                                     6,980            6,980
     Restricted cash - debt service                     415,500          415,500
     EDA bond offering costs, net of
       accumulated amortization of  $13,000
       and $7,000, respectively                         341,452          347,452
                                                    -----------      -----------

     Total other assets                                 763,932          769,932
                                                    -----------      -----------

     Total assets                                   $11,524,449      $15,702,241
                                                    ===========      ===========



    The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   SEPTEMBER 30,      MARCH 31,
                                                       2006             2006
                                                    (Unaudited)       (Audited)

CURRENT LIABILITIES:
   Current portion of EDA bonds                     $   185,000      $  175,000
   Accounts payable and accrued expenses              1,367,503       1,740,263
   Dividends payable
                                                            ---          33,333
                                                    -----------     -----------
     Total current liabilities                        1,552,503       1,948,596
                                                    -----------     -----------

LONG TERM LIABILITIES:
     EDA bonds - net of current portion               3,795,000       3,980,000
                                                    -----------     -----------
       Total liabilities                              5,347,503       5,928,596
                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock -- $.01 par value;
     Authorized 4,483,442 shares (originally
     5,000,000 shares of which 516,558 shares
     of Series A Convertible Preferred Stock
     retired) and 0 shares outstanding as of
     September 30, 2006 and March 31, 2006
     respectively Authorized 10,000 Series B
     Convertible Preferred Stock - issued and
     outstanding - 9,695 and 10,000 shares,
     respectively                                            97             100

     Common Stock - $.01 par value;
     Authorized - 65,000,000 shares
     Issued and outstanding - 19,599,325 shares
     and 19,190,159 shares respectively                 195,993         191,902
   Additional paid-in capital                        61,088,596      57,983,190
   Accumulated deficit                              (54,800,899)    (48,094,706)
                                                    -----------     -----------
                                                      6,483,787      10,080,486
   Treasury stock, at cost (100,000 shares)
     Total stockholders' equity                        (306,841)       (306,841)
                                                    -----------     -----------
                                                      6,176,946       9,773,645
                                                    -----------     -----------
     Total liabilities and stockholders' equity     $11,524,449     $15,702,241
                                                    ===========     ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                  2006           2005              2006          2005
                                               (Unaudited)     (Unaudited)      (Unaudited)   (Unaudited)
REVENUES
      Manufacturing Fees                       $    135,559    $    254,392    $    267,459    $    369,173
      Royalties                                      23,517          17,770          44,644          17,770
                                               ------------    ------------    ------------    ------------

TOTAL REVENUES                                      159,076         272,162         312,103         386,943
                                               ------------    ------------    ------------    ------------

COST OF OPERATIONS:
      Research and development                    1,308,882         999,340       2,625,290       1,738,327
      General and administrative                    542,805         434,685       1,089,718         861,215
      Depreciation and amortization                 119,535         215,362         239,070         309,112
                                               ------------    ------------    ------------    ------------
                                                  1,971,222       1,649,387       3,954,078       2,908,654
                                               ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                             (1,812,146)     (1,377,225)     (3,641,975)     (2,521,711)
                                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
      Interest income                                86,759          16,636         187,265          36,466
      Interest expense                              (69,550)        (73,381)       (140,181)       (129,506)
      Non-cash compensation through issuance
          of stock options and warrants            (289,312)       (286,727)       (589,312)       (331,277)
                                               ------------    ------------    ------------    ------------
                                                   (272,103)       (343,472)       (542,228)       (424,317)
                                               ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES           (2,084,249)     (1,720,697)     (4,184,203)     (2,946,028)
                                               ------------    ------------    ------------    ------------

PROVISION FOR INCOME TAXES                               --              --          (1,000)         (1,000)
                                               ------------    ------------    ------------    ------------

NET LOSS                                       $ (2,084,249)   $ (1,720,697)   $ (4,185,203)   $ (2,947,028)
                                               ============    ============    ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE        $       (.11)   $       (.09)   $       (.22)   $       (.16)
                                               ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                  19,437,516      18,179,080      19,339,501      18,130,468
                                               ============    ============    ============    ============


        The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                                    ADDITIONAL
                                                                                                    ----------
                                              PREFERRED STOCK                COMMON STOCK             PAID-IN
                                              ---------------                 ------------            -------
                                            SHARES       AMOUNT           SHARES        AMOUNT        CAPITAL
                                            ------       ------           ------        ------        -------
BALANCE AT MARCH 31, 2006 (AUDITED)         10,000    $        100      19,190,159   $    191,902   $ 60,105,107


Six Months ended September 30,
2006: (Unaudited)

Conversion of Preferred to Common             (305)             (3)        135,555          1,356         (1,353)

Conversion of Warrants to Common                --              --          84,430            844           (844)

Non-cash compensation through issuance
     of stock options and warrants              --              --              --             --        589,312

Net loss for six months ended                   --              --              --             --             --
September 30, 2006

Dividends
                                                --              --         189,181          1,891        396,374
                                      ------------    ------------    ------------   ------------   ------------
BALANCE AT SEPTEMBER 30, 2006
(UNAUDITED)                                  9,695    $        (97)     19,599,325   $    195,993   $ 61,088,596
                                      ============    ============    ============   ============   ============




                                              TREASURY STOCK           ACCUMULATED   STOCKHOLDERS'
                                              --------------           -----------   -------------
                                           SHARES        AMOUNT          DEFICIT         EQUITY
                                           ------        ------          -------         ------
BALANCE AT MARCH 31, 2006 (AUDITED)       (100,000)   $   (306,841)   $(50,216,623)   $  9,773,645


Six Months ended September 30,
2006: (Unaudited)

Conversion Preferred to Common                  --              --              --              --

Conversion of Warrants to Common                --              --              --              --

Non-cash compensation through issuance
     of stock options and warrants              --              --              --         589,312

Net loss for six months ended                   --              --      (4,185,203)     (4,185,203)
September 30, 2006

Dividends
                                                --              --        (399,073)           (808)
                                      ------------    ------------    ------------    ------------
BALANCE AT SEPTEMBER 30, 2006
(UNAUDITED)                               (100,000)   $   (306,841)   $(54,800,899)   $  6,176,946
                                      ============    ============    ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                           SIX MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                       2006                2005
                                                                                                    (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                       $(4,185,203)        $(2,947,028)
     Adjustments to reconcile net loss to cash used in operating activities:
        Depreciation and amortization                                                                   239,070             309,112
        Non-cash compensation satisfied by issuance of common stock, options                            589,312             331,277
          and warrants
        Changes in assets and liabilities:
           Accounts receivable                                                                         (135,559)            142,113
           Prepaid expenses and other current assets                                                   (178,240)            (33,687)
           Security deposit                                                                                  --              (6,980)
           Accounts payable, accrued expenses and other current liabilities                            (372,760)            160,386
                                                                                                    -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES                                                                (4,043,380)         (2,044,807)
                                                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                               (194,392)           (117,613)
     (Increase) in restricted cash                                                                           --          (1,674,735)
     Release of restricted cash                                                                         428,895
                                                                                                                            413,425
     Increase in intangible assets due to patent costs                                                   (5,470)                 --
                                                                                                    -----------         -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                     229,033          (1,378,923)
                                                                                                    -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends                                                                                          (34,141)                 --
     Proceeds - NJEDA tax exempt bonds                                                                       --           4,155,000
     Payment - EDA bond offering costs                                                                       --            (354,452)
     Principal repayments NJEDA bonds                                                                  (175,000)         (2,345,000)
     Principal equipment note payments                                                                       --            (274,061)
     Proceeds from exercise of stock options                                                                 --              40,000
     Proceeds from exercise of stock warrants                                                                --             156,502
                                                                                                    -----------         -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                                    (209,141)          1,377,989
                                                                                                    -----------         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                              (4,023,488)         (2,045,741)

CASH AND CASH EQUIVALENTS - beginning of period                                                       8,919,354           3,902,003
                                                                                                    -----------         -----------

CASH AND CASH EQUIVALENTS - end of period                                                           $ 4,895,866         $ 1,856,262
                                                                                                    ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                                                             141,243              92,937
     Cash paid for income taxes                                                                           1,000               1,000

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
     Preferred stock dividends of $398,265 paid by issuance of 189,181 shares of common stock

         The accompanying notes are an integral part of the consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 1   -   BASIS OF PRESENTATION
             ---------------------

             The information in this Form 10-Q Report includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the "Company") including its wholly-owned subsidiaries, Elite Laboratories, Inc. ("Elite Labs") and Elite Research, Inc. ("ERI"), for the three and six months ended September 30, 2006 and September 30, 2005. As of September 30, 2006, the financial statements of all entities are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

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

             The Company does not anticipate being profitable for fiscal year 2007; therefore a current provision for income tax was not established for the three or six months ended September 30, 2006. Only the minimum corporation tax liability required for state purposes is reflected.

             On August 16, 2006, the Company announced that the American Stock Exchange ("AMEX") confirmed the Company has regained compliance with continued listing standards of AMEX.

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

             Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company's facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a $415,500 Debt Service Reserve Fund consisting of $366,000 from the Series A Bonds proceeds and $49,500 from the Series B proceeds. $1,274,311 of the proceeds had been deposited in a short-term restricted cash account to fund the future purchase of manufacturing equipment and development of the Company's facility. As of September 30, 2006, there is $745,001 remaining in the short-term restricted cash account.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STAT EMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 3   -   STOCKHOLDERS' EQUITY
             --------------------

             WARRANTS AND OPTIONS
             --------------------

             During the six months ended September 30, 2006, 305 shares of Series B Preferred Stock were converted into 135,555 shares of Common Stock.

             Dividends accrued on Series B Preferred Stock through conversion date or September 30, 2006 were satisfied by the issuance of 1,318 and 187,863 shares of Common Stock, respectively.

             During the six months ended September 30, 2006, 3,750 options expired and 65,500 were forfeited.

             During the six months ended September 30, 2006, there were cashless exercises of 217,452 warrants issued in our October, 2004 Private Placement, which resulted in the issuance of 84,430 shares of Common Stock.

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

             Additionally, in May, 2006, 54,000 ten (10) year options were granted to six (6) employees which vest over a period of three (3) years from grant date.

             The per share weighted average of the above mentioned stock options ranged from $1.55 to $1.69 using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 59.52%; risk free interest rate of 5.00% and expected lives of ten (10) years.

             The following grants were made under the Company's 2004 Stock Option Plan in the previous fiscal year.

             On July 14, 2005, the Company granted under its 2004 Stock Option Plan, ten (10) year options to purchase at a price of $2.80 per share an aggregate of 152,200 shares of Common Stock to employees of the Company. Vesting periods range from immediate to a period of five years from date to grant.

             On the same, date, the Company granted ten (10) year options to purchase 20,000 shares of Common stock at a price of $2.80 per share to its Chief Financial Officer. The option will vest over a three-year period.

             On August 24, 2005, the Company granted ten (10) year options to purchase in the aggregate 2,000 shares at a price of $2.81 per share to employees of the Company under the 2004 Stock Option Plan vesting over a three year period.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STAT EMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 3   -   STOCKHOLDERS' EQUITY (Continued)
             --------------------

             On August 30, 2005, the Company granted under its 2004 Stock Option Plan options to purchase an aggregate of 120,000 shares of Common Stock to the Directors. The 120,000 options granted under the 2004 Plan to the Directors expire ten years from the issuance have an exercise price of $2,75 per share and vest over a three year period. The per share weighted-average fair value of the 120,000 options amounted to $2.48 using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 97.84%; risk free interest rate of 4.18%; and expected lives of ten years.

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

             On September 2, 2005, the Company granted under its 2004 Stock Option Plan to the Chief Executive Officer ten (10) year options to purchase an additional 600,000 shares of Common Stock at a price of $2.69 per share with 100,000 options to vest on September 2, 2006, 100,000 options to vest on September 2, 2007 and the remaining 400,000 options to vest as follows:

             a) 50,000 options upon the closing of each product license or product sales transaction in which the Company receives an aggregate of at least $5,000,000 in net cash'

             b) 10,000 options upon filing with FDA of either an abbreviated new drug application (an "ANDA") or new drug application (an "NDA"); and

             c) 40,000 options upon approval by the FDA of any ANDA or NDA for a product not previously approved by the FDA.

             The Company, in May 2005, revoked 180,000 of outstanding unexercised options granted prior to the adoption of the 2004 Stock Option Plan originally earmarked to members of the abandoned Scientific Advisory Board.

             The Company took a charge of $589,312 and $331,277 for the six months ended September 30, 2006 and 2005, respectively, which represents the fair value of the vested options, utilizing the Black-Scholes options pricing model on the grant date. For the three months ended September 30, 2006 and 2005, charges of $289,312 and $286,727, respectively were taken by the Company.

             At September 30, 2006, Elite had outstanding 3,036,000 options with exercise prices ranging from $1.50 to $3.00 and 6,461,747 warrants with exercise prices ranging from $1.50 to $4.20; each option and warrant representing the right to purchase one share of Common Stock.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


NOTE 4   -   COMMITMENTS AND CONTINGENCIES
             -----------------------------
             COLLABORATIVE AGREEMENTS
             ------------------------

             On June 21, 2005, the Company and IntelliPharmaCeutics Corp. ("IPC"), entered into an agreement for the development and commercialization of a controlled released generic drug for certain gastric diseases by the parties. The Company is to share in the profits, if any, from the sales of the drug. This agreement was amended on December 12, 2005, whereby IPC and another company with marketing and distribution capabilities in Canada, have agreed to develop and commercialize the product for Canada. Elite and IPC will share their proceeds of commercialization in Canada on same terms as in the June 21, 2005 Agreement.

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

             On March 30, 2005, the Company entered into a product development, manufacturing and distribution agreement with Harris Pharmaceutical, Inc. ("Harris") and Tish Technologies LLC ("Tish") with respect to a controlled release generic anti-infective drug. The product is a generic equivalent to a branded drug. The agreement provides for (i) the drug development by Elite with costs of development to be shared by Elite and Harris, (ii) the manufacture of the product by Elite and its sale to Harris for distribution, and (iii) Tish to be responsible for any requisite submissions to the FDA relating to the product. Elite is to share in the profits, if any, generated from the sale of the product.

             On June 19, 2006, the Company received written notice from Harris of Harris' intent to terminate the Product Development, Manufacturing and Distribution Agreement, dated as of March 30, 2005. As the date hereof, there have been no material revenues earned under the Agreement.

             CONSULTING AGREEMENTS
             ---------------------

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 4  -    COMMITMENTS AND CONTINGENCIES (Continued)
             -----------------------------

             CONSULTING AGREEMENTS (Continued)
             ---------------------
             On November 8, 2005, the Company entered into an agreement with an investor relations firm to provide investor relation services including, but not limited to, overall management of the Company's corporate communications program, securing group appointments, assistance with mass targeted mailings, compiling promotional materials, editing news releases and other corporate functions. The consultant is to receive $10,000 a month beginning November 1, 2005 and was granted non-qualified options to purchase 75,000 shares of the Company's Common Stock, vesting pro-rata over a nine month period at a price of $2.26 per share, the fair market value of a share of Common Stock on the date of the grant. The per share weighted average fair value of the above mentioned options was $1.70 using the Black-Scholes option pricing model.

             On July 12, 2006, the Company entered into a Financial Advisory Agreement (the "Agreement") with Indigo Ventures, L.L.C. ("Indigo"), of which one of the Company's nonemployee Directors is an officer . The term of the Agreement is for three years effective as of July 1, 2006; provided, that either party can terminate the Agreement, for any reason, at any time upon 30 days written notice. Pursuant to the Agreement, Indigo, on a non-exclusive basis, agrees to advise, consult with, and assist the Company in various matters as requested (and only to the extent requested) by the Company which may include, without limitation (i) a review of the Company's business, operations and financial condition, including advising on capitalization structures; (ii) advice relating to general capital raising matters; (iii) recommendations relating to specific business operations, strategic transactions and joint ventures (iv) advice regarding future financings involving debt or equity securities of the Company or any affiliate of the Company and (v) assistance with interaction between the Company and its current and future investors. The Company initially paid Indigo $45,000 and will pay Indigo $15,000 per month on an ongoing basis.

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

             For the three and six months ended September 30, 2006, consulting expenses under these agreements amounted to an aggregate of $68,500 and $203,500, respectively.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


NOTE 4  -    COMMITMENTS AND CONTINGENCIES (Continued)
             -----------------------------

             EMPLOYMENT AGREEMENT (Continued)
             --------------------

             Pursuant to the agreement:

             - Mr. Berk waived his rights to 75,000 of 300,000 options granted to him on July 23, 2003. The Company determined that the remaining 225,000 options are fully vested.

             - Mr. Berk's salary was increased to $330,140. Such increase became effective May 1, 2005 and accrued but was not payable until November 1, 2005.

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

             Future minimum lease payments for the periods ending September 30, are:

                                      2007              $26,526



NOTE 5   -   SUBSEQUENT EVENTS

             On November 13, 2006, the Company entered into a Second Amended and Restated Employment Agreement with Bernard Berk as Chief Executive Officer and employment agreements with each of Dr. Charan Behl as Executive Vice President and Chief Scientific Officer and Chris Dick as Executive Vice President of Corporate Development. Each agreement is for an initial term of three years subject to annual extensions, unless terminated by notice by either the Company or the executive at least 60 days before the period of extension.

             Mr. Berk's agreement continues his annual salary of $330,140. Dr. Behl's and Mr. Dick's agreement provides for an annual base salary of $250,000 and $200,000 respectively, plus an annual bonus each of $25,000. The Compensation Committee as to Mr. Berk and the Board of Directors or Compensation Committee as to Dr. Behl and Mr. Dick may authorize the payment to the executive of a discretionary bonus of up to 50% of his then annual base salary, based on various factors. Each agreement provides for severance pay in the event of termination by the Company without cause, due to disability or by the executive for good reason.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


NOTE 5 -     SUBSEQUENT EVENTS (continued)
             ------------------

             Dr. Behl and Mr. Dick are each granted under the Company's 2004 Stock Option Plan (the "Plan") incentive stock options to purchase 250,000 shares of the Company's Common Stock at $2.25 per share, the market price on the date of grant. Based on the occurrence within the initial term of employment of a specified transaction or event (including a market product license or product sale or completion of the first Phase III clinical trial of a specified drug under development or the filing or granting of an ANDA or NDA or U.S. patent application not previously filed or granted) up to 700,000 options including 400,000 previously granted to Berk will vest, and up to 500,000 incentive stock options granted to each of Dr. Behl and Mr. Dick will vest. As to each executive and subject to the full vesting during the initial term of his agreement of the foregoing options, each executive will be granted additional incentive stock options under the Plan at the end of the first fiscal year in which the event or transaction occurs at the market price on the date of grant.

             See "Item 5. Other Information" for a more detailed description of the agreements and options.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

        THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

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

RESULTS OF CONSOLIDATED OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

        Revenues of $159,076 consisted of manufacturing fees and royalties of $135,559 and $23,517, respectively, for the three months ended September 30, 2006. Revenues of $272,162 consisted of $254,392 in manufacturing fees and $17,770 in royalties for the three months ended September 30, 2005.

        General and administrative expenses (G&A) for the three months ended September 30, 2006 were $542,805, an increase of $108,120, or approximately 24.9%, from G&A for the comparable period of the prior year. The increase was substantially due to increases in consulting fees, partially offset by a decrease in legal and accounting fees.

        Research and development costs for the three months ended September 30, 2006 were $1,308,882, an increase of $309,542, or approximately 31.0% from $999,340 for the comparable period of the prior year, primarily the result of increases in wages and related payroll taxes and fringe benefits, raw materials, and laboratory and manufacturing supplies. Contributing to this increase also includes the costs associated with the manufacturing of batches of Lodrane 24(R) and Lodrane 24D(R), the work completed on newly signed development agreements, the advance of our abuse resistant oxycodone into Phase II and completion of a Phase I study as to the ELI 154 once daily oxycodone drug.

        We are in the process of implementing a cost accounting system to allow for the capturing and reporting of costs of goods sold and research and development costs by product. However, since the cost accounting system has not been fully implemented, we are unable to provide a break-down of the specific costs associated with the research and development of each product. We have not historically allocated these expenses to any particular product. In addition, we cannot estimate the additional costs and expenses that may be incurred in order to potentially complete the development of any product, nor can we estimate the amount of time that might be involved in such development because of the uncertainties associated with the development of controlled release drug delivery products.

        Depreciation and amortization for the three months ended September 30, 2006 decreased by $95,827 to $119,535 from $215,362 for the year earlier comparable period. A reduction in amortization of financing costs was partially offset by increases in depreciation and amortization on acquired new machinery and equipment and upgrading of the corporate and warehouse facilities.

        Other expenses, net for the three months ended September 30, 2006 were $272,103, a decrease of $71,369, or approximately 20.7%, from the comparable period of the prior year. The decrease was primarily due to an increase of $70,123 in interest income due to higher compensating balances as a result of the private placement and NJEDA refinancing.

        As a result of the foregoing, the Company's net loss for the three months ended September 30, 2006 increased to $2,084,429 from the net loss of $1,720,697 for the comparable period of the prior year.

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2005

        The Company's revenues for the six months ended September 30, 2006 were $312,103, consisting of manufacturing fees of $267,459 and royalties of $44,644. Revenues for the six months ended September 30, 2005 were $386,943, consisting of manufacturing fees of 369,173 and royalties of $17,770.

        General and administrative expenses for the six months ended September 30, 2006 were $1,089,718, an increase of $228,503 or 26.5% from $861,215 for the comparable period of the prior year, substantially due to increases in consulting fees, hiring expenses and temporary help.

        Research and development costs for the six months ended September 30, 2006 were $2,625,290, an increase of $886,963, or approximately 51.0% from $1,738,327 for the comparable period of the prior year, primarily the result of increased wages and related payroll taxes and fringe benefits, testing fees, lab and manufacturing supplies and raw materials, largely due to the manufacture of commercial batches of Lodrane 24(R) and Lodrane 24D(R) and work completed on newly signed development agreements. Contributing to this increase is also the advance of our abuse resistant oxycodone into Phase II and completion of a Phase I study as to the ELI 154 once daily oxycodone drug.

        Depreciation and amortization for the six months ended September 30, 2006 was $239,070, a decrease of $70,042 or approximately 22.7% from $309,112 for the comparable period of the prior year. This was the result of the Company taking in 2005 the full write-off of financing costs associated with the redemption of tax exempt Bonds, originally issued by the Authority on September 2, 1999, partially offset by increases in depreciation in 2006 due to acquired new machinery and equipment and upgrading of the corporate and warehouse facilities.

        Other expenses, net for the six months ended September 30, 2006 were $542,228, an increase of $117,911 or approximately 27.8% from $424,317 for the comparable period of the prior year. The increase was primarily due to an increase of $258,035 in charges related to issuance of stock options partially offset by additional interest income due to higher compensating balances as a result of the private placement and NJEDA refinancing.

        As a result of the foregoing, the Company's net loss for the six months ended September 30, 2006 increased to $4,185,203 from the net loss of $2,947,028 for the comparable period of the prior year.

MATERIAL CHANGES IN FINANCIAL CONDITION

        The Company's working capital (total current assets less total current liabilities), decreased to $4,872,796 as of September 30, 2006 from $8,615,287 as of March 31, 2006, primarily due to the use of cash in funding net loss of $3,641,975 from operations.

        The Company experienced negative cash flow from operations of $4,043,380 for the six months ended September 30, 2006, primarily the result of the Company's net loss from operations due to an increase in research and development activities for the drug products in its pipeline.

        On November 15, 2004, Elite's partner, ECR, launched Lodrane 24(R), once a day allergy product, utilizing Elite's extended release technology to provide for once daily dosing. Under its agreement with ECR, Elite is currently manufacturing commercial batches of Lodrane 24(R) in exchange for manufacturing margin and royalties on product revenues. Royalty income earned for the six months ended September 30, 2006 was $44,644. The Company expects future cash flows from royalties to provide additional cash to help to fund its operations.

        On June 21, 2005, the Company and IntelliPharmaCeutics Corp. ("IPC"), entered into an agreement for the development and commercialization of a controlled released generic drug for certain anti-infective diseases by the parties. The Company estimates that the product had an addressable market in the U.S. of approximately $4 billion in 2004. The Company is to share in the profits, if any, from the sales of the drug. The agreement was amended on December 12, 2005, whereby IPC and another company with marketing and distribution capabilities in Canada, have agreed to the development and commercialization of the product for Canada. Elite and IPC are to share the proceeds of commercialization in Canada.

        On June 22, 2005, the Company and Pliva, Inc. ("Pliva") entered into a Product Development and License Agreement providing for the development and license of a controlled released generic anti-infective drug formulated by the Company. The Company is to manufacture and Pliva will market and sell the product. Under the agreement, the partner is to make milestone payments to the Company. The development costs are to be paid both by Pliva and the Company and the profits are to be shared.

        No assurance can be given that any of the above products will be successfully developed or that individually or in the aggregate they will generate any material revenues for the Company.

LIQUIDITY AND CAPITAL RESOURCES

        For the six months ended September 30, 2006, the Company experienced negative cash flow and financed its operations primarily through utilization of its existing cash. As of September 30, 2006, the Company had approximately $4.9 million of cash and cash equivalents, a decrease of approximately $4.0 million from $8.9 million at March 31, 2006 and had working capital of approximately $4.9 million.

        Net cash used in operating activities was $4,043,380 during the six months ended September 30, 2006, compared to $2,044,807 for the six months ended September 30, 2005. Net cash used in operating activities during the six months ended September 30, 2006 included the Company's net loss of $4,185,203 and increases in prepaid expenses and other current assets, offset in part by non-cash charges of $589,312 in stock option charges and $239,070 in depreciation and amortization expense. Net cash used in operating activities during the six months ended September 30, 2005 included the Company's net loss of $2,947,028 offset in part by non-cash charges of $331,277 in stock option and warrant charges and $309,112 in depreciation and amortization expense.

        Investing activities provided net cash of $229,033 during the six months ended September 30, 2006, which resulted primarily from the release of restricted cash of $428,395, offset in part by $194,392 in property and equipment purchases.

        During the six months ended September 30, 2006, financing activities used net cash of $34,141 to pay dividends and $175,000 to make principal payments on the NJEDA Bonds. During the six months ended September 30, 2005, financing activities provided net cash of $1,377,989 derived from the exercise of stock options and warrants totaling $196,502 and net proceeds derived from refinancing NJEDA Bonds totaling $3,800,548, partially offset by $2,619,061 in principal note payments.

        The Company anticipates that such cash and cash equivalents of approximately $4.9 million as of September 30, 2006, are adequate to finance its operations through June 30, 2007 but thereafter additional financing may be required, particularly in view of the Company's expenditures required for the further development and commercialization of its products. The Company has no current arrangements with respect to additional financings. The Company intends to seek additional funds through the sale of additional debt or equity; however no assurance can be given that the Company will be able to obtain the required additional financing or if obtained it will be on favorable terms. The Company's inability to obtain additional financing when needed would impair its ability to continue to meet its business objectives. Other possible sources for such additional financings are cash exercises of the Long Term Warrants issued in the October 2004 private placement, the Replacement Warrants issued in the December 2005 private placement, a warrant issued in the March 2006 private placement and other warrants and options that are currently outstanding.

        The Company had outstanding, as of September 30, 2006, bonds in the aggregate principal amount of $3,980,000, consisting of $3,540,000 of 6.5% tax exempt Bonds with an outside maturity of September 1, 2030 and $440,000 of 9% Bonds with an outside maturity of September 1, 2012. The bonds are secured by a first lien on the Company's facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the redemption of previously issued tax exempt bonds issued by the Authority in September 1999 and to refinance equipment financing, as well as provide approximately $1,000,000 of capital for the purchase of additional equipment for the manufacture and development at the Company's facility of pharmaceutical products and the maintenance of a $415,500 debt service reserve. All of the restricted cash, other than the debt service reserve, is expected to be expended within the six months ended March 31, 2007 and is therefore categorized as a current asset on the Company's consolidated balance sheet as of September 30, 2006. Pursuant to the terms of the related bond indenture agreement, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of September 30, 2006, the Company was in compliance with the bond covenants.

        The Company from time to time will consider potential strategic transactions including acquisitions, strategic alliances, joint ventures and licensing arrangements with other pharmaceutical companies. The Company retained an investment banking firm to assist with its efforts. There can be no assurance that any such transaction will be available or consummated.

        As of September 30, 2006, the Company's principal source of liquidity was approximately $4,895,866 of cash and cash equivalents. The Company also may receive funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from the potential sale of New Jersey tax losses. There can be no assurance that proceeds from the sale of tax losses and from the exercise, if any, of outstanding warrants or options will be material.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company had no investments in marketable securities as of September 30, 2006 or assets and liabilities which are denominated in a currency other than U.S. dollars or involve commodity price risks.


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

        There was no change in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II.       OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

        The Company on November 13, 2006 entered into (i) the Second Amended and Restated Employment Agreement with Mr. Bernard Berk ("BERK"), its Chief Executive Officer and Chairman of the Board of Directors (the "BERK AGREEMENT");
(ii) an employment agreement with Dr. Charan Behl ("BEHl") as Executive Vice President and Chief Scientific Officer; and (iii) an employment agreement with Mr. Chris Dick ("Dick") as Executive Vice President of Corporate Development.

        The Berk Agreement provides for a base annual salary of $330,140 (his current salary) which may at the discretion of the Board of Directors be increased in light of factors including the existing financial condition of the Company and his success in implementing the Company's business plan and achieving its strategic alternatives. He is to continue to receive an automobile allowance of $800 per month. The Behl and Dick Agreements provide for an initial base annual salary of $250,000 and $200,000, respectively, a guaranteed bonus of $25,000 payable within 30 calendar days of the end of each fiscal year during the term and commencing January 1, 2007 and a $700 per month automobile allowance.

        Each of the three agreements provides for payment of a discretionary bonus following the end of each fiscal year of up to 50% of the executive's then annual base salary. The amount, if any, of the discretionary bonus will be determined by the Compensation Committee as to Berk and by the Board of Directors or a Compensation Committee as to Behl and Dick. Berk's bonus is to be based on any commercialization of products, merger or acquisition, business combination or collaborations, growth in revenues and earnings, additional financings or other strategic business transaction that inure to the benefit of the Company's stockholders. The bonus, if any, may be paid in cash or shares of Common Stock, valued at the closing price of the Common Stock on the immediately preceding trading day. The discretionary bonus which may be paid to Behl or Dick is to be based on the achievement of goals discussed with the executive in good faith and within a reasonable time following the commencement of each fiscal year and may be paid in cash or shares of the Company's Common Stock valued at the average of the closing price per share during the five trading days immediately preceding the date of issuance of the shares.

        Each of Behl's and Dick's agreement provides for the grant under the 2004 Stock Option Plan (the "2004 PLAN") to the executive at an exercise price of $2.25 of options to purchase 250,000 shares. The Berk, Behl and Dick Agreements each provide for the grant to the executive of options at the foregoing exercise price to purchase up to 300,000 shares (the "OPIOID PRODUCT OPTIONS") which are to vest in two 150,000 share tranches upon the closing of an exclusive product license for the United States national market, the entire European Union Market or the Japan market or a product sale transaction of all the Company's ownership rights in the United States (only once for each product) for the Company's first drug developed by the Company for which FDA approval will be sought under a NDA (including a 505(b) (2) application) for oxycodone, hydrocone, hydromorphone, oxymorphone, or morphine ("Non-Generic Opioid Product") as to the first tranche and as to the Company's second Non-Generic Opioid Drug for the second tranche. The Berk Agreement provides for the amendment of options as to 400,000 shares which had been granted on September 2, 2005 to Berk at an exercise price of $2.69 per share ("BERK'S PREVIOUS MILESTONE OPTIONS") and the Behl and Dick Agreements provides for the grant of options at the exercise price of $2.25 per share for each of Behl and Dick as to 200,000 shares (collectively along with Berk's Previous Milestone Options, the "MILESTONE OPTIONS") with the Milestone Options of each of the three executives to vest (A) as to not more than 125,000 shares and 75,000 shares, respectively, upon the commencement of the first Phase III clinical trial relating to the first and then the second Non-Generic Opioid Drug developed by the Company; (B) 50,000 shares upon the closing of each product license or product sale transaction (on a product by product basis and only once for each product) other than Non-Generic Opioid Drugs for which options are granted above; (C) 10,000 shares upon the filing by the Company (in the Company's name) with the United Sates Food and Drug Administration (the "FDA") of either an abbreviated new drug application (an "ANDA") or a new drug application (including an application filed with the FDA under Section 505(b)(2) of the Federal, Food, Drug, and Cosmetic Act, 21 U.S.C. Section 301 et seq.) (collectively, a "NDA"), for a product not covered by a previous FDA application; (D) 40,000 shares upon the approval by the FDA of any ANDA or NDA (filed in the Company's name) for a product not previously approved by the FDA; (E) 25,000 shares upon the filing of an application for a U.S. patent by the Company (in the Company's name); and (F) 25,000 shares upon the granting by the U.S. Patent and Trademark Office (the "PTO") of a patent to the Company filed in the Company's name or an approval of an ANDA or NDA; provided, however the foregoing options terminate upon the executive's termination of employment except that options under (D) and (F) nevertheless vest if the filing was made during the initial term but prior to termination of the executive's employment by the Company without cause, the approval was made within 540 days of the filing of the ANDA, NDD or patent application.

        The Company also agreed that in the event that all of the options to purchase the full 400,000 Berk's Previous Milestone Options as to Berk has fully vested during the initial term of the agreement and as to each of Behl and Dick all 200,000 Milestone Options have fully vested during the initial term of his agreement, the Company will grant under the Plan to each executive at the end of the first current fiscal year in which the following event occurs fully vested additional options to purchase the following shares at the fair market value on the date of grant (the "Additional Milestone Options"): (a) to the extent not previously vested with respect to his comparable Milestone Options: (i) up to 125,000 shares upon the commencement of the first Phase III clinical trial relating to the first Non-Generic Opioid Drug developed by the Company and (ii) up to an additional 125,000 shares as to such trial relating to the second Non-Generic Opioid Drug developed by the Company, (b) 50,000 shares upon the closing of each product license for the United States national market or product sale transaction of all ownership rights (on a product by product basis and only once for each product); (c) 10,000 shares upon the filing by the Company (in the Company's name) with the FDA of either an ANDA or NDA for a product not covered by a previous FDA application for each company drug product, other than the Non-Generic Opioid Drugs for which any Opioid Option was granted under the Agreement; (d) 40,000 shares upon the approval by the FDA of any ANDA, NDA or 505(b)(2) application filed in the Company's name for a product not previously approved by the FDA; (e) 25,000 shares in the event of the filing of an application of an additional U.S. patent by the Company (filed in the Company's name); and (f) 25,000 shares in the event of the granting by the PTO of the foregoing additional patent applications to the Company (filed in the Company's name).

        The Berk Agreement acknowledges that Berk holds previously granted fully vested incentive stock options to purchase 725,000 shares, of which 300,000 vested options are exercisable at $2.01 per share, 225,000 options are exercisable at $2.15 per share, 100,000 options are exercisable at $2.69 per share, and 100,000 options are exercisable at $2.69 per share.

        Each employment agreement allows the Company at its discretion to grant to the executive additional options under the 2004 Plan and provides each executive the right to register at the Company's expense for reoffering shares issued upon exercise of the options under the Securities Act of 1933, as amended, in certain registration statements filed by the Company with respect to offerings of securities by the Company.

        Berk's Agreement, as his Amended and Restated Employment Agreement, provide that if the Company terminates his employment due to his permanent disability, without cause or he terminates his employment for good reason, Berk shall be entitled to the following severance: (i) any earned but unpaid base salary plus any unpaid reimbursable expenses as of the effective date of termination of his employment, (ii) the then-current base salary and reimbursement of the cost to replace the life and disability insurance coverages afforded to Berk under the Company's benefit plans with substantially similar coverages, following the effective date of termination of his employment, for a period equal to the greater of (x) the remainder of the then-current term, or
(y) two years following the effective date of termination and (iii) payment by the Company of premiums for health insurance for the period during which Berk is entitled to continued health insurance coverage as specified in the Comprehensive Omnibus Budget Reconciliation Act. In the event that the Company terminates Berk's employment because of his permanent disability, Berk is to be entitled to the severance specified above, less any amounts actually received by him under any disability insurance coverage provided for and paid by the Company. In the event that the Company terminates Berk's employment for cause or Berk terminates his employment with the Company without good reason, Berk shall be entitled to any earned but unpaid base salary plus any unpaid reimbursable expenses as of the effective date of termination of his employment.

        Berk's Agreement, as did his prior agreement, provides that in the event of a change of control in lieu of any severance that may otherwise be payable to him if Berk elects to terminate his employment for any reason within 90 days thereof, or the Company elects to terminate his employment within 180 days thereof, other than for cause, he is to be entitled to the following: (i) any earned but unpaid base salary plus any unpaid reimbursable expenses as of the effective date of termination of his employment, (ii) $1,000,000, (iii) the then-current base salary for a period of 12 months following the effective date of termination, (iv) reimbursement of the cost, for a period equal to 12 months following the effective date of termination, of replacing the life and disability insurance coverage afforded to Berk under the Company's benefit plans with substantially similar coverage and (v) payment by the Company of premiums for health insurance for the period during which Berk is entitled to continued health insurance coverage as specified in the Comprehensive Omnibus Budget Reconciliation Act.

        Behl's and Dick's Agreements provide that in the event the Company terminates his employment for "Cause" as defined in the agreement or the executive terminates employment without good reason, he is to receive salary through date of termination, reimbursement for expenses incurred prior to termination, all unvested options will terminate as of the date of termination and vested options will be governed by the terms of the 2004 Plan and the related option agreement.

        In the event of a termination due to death, disability or by the Company without cause or by Behl or Dick for good reason, the Company is to pay him or his estate subject to his compliance with certain covenants, including non-competition, non-solicitation, confidentiality and assignment of intellectual property, his base salary for the longer of the balance of the initial term or one year from date of termination, continue health insurance coverage for 12 months from termination and his vested options are to be exercisable for 90 days from date of termination.

        In the event the employment of Behl or Dick is terminated by the Company following a "Change of Control" of the Company, he will be entitled to the amounts payable as a result of termination by the Company without cause plus a lump sum payment of $500,000 and all unvested options shall immediately vest and along with unexercised vested options be exercisable within 90 days from the date of termination. "Change of Control" is defined in each of their agreements as the acquisition of the Company pursuant to a merger or consolidation which results in the reduction to less than 50% of the outstanding stock of the holders of its outstanding shares immediately prior thereto or sale of substantially all the assets or capital stock of the Company to another person, or the acquisition by a person or a related group in a single transaction or a series of related transaction of more than 50% of the combined voting power of the Company's outstanding voting securities.

        Berk's Agreement contains Berk's non-solicitation covenant for a period of one year from termination. Each of Behl and Dick have agreed to a one-year from termination non-competition covenant and two years from termination non-solicitation covenant.

        The executives are to be reimbursed for expenses (including business, travel and entertainment) reasonably incurred in the performance of the duties, with Behl's and Dick's Agreements providing that reimbursement of expenses in excess of $2,000 per month are subject to the approval of the Company's Chief Executive Officer. Each of the executives is entitled to participate in such employee benefit and welfare plans and programs, which may be offered to senior executives of the Company including life insurance, health and accident, medical plans and programs and profit sharing and retirement plans.

        Each employment agreement is for an initial term ending November 13, 2009, subject to automatic one-year renewals unless terminated by the executive or the Company upon at least 60 days notice prior to the end of the then scheduled expiration date. The Company has the right to terminate Berk's employment in the event of his inability to perform work due to physical or mental illness or injury for six full calendar months during any eight consecutive calendar months. It has the right to terminate Behl's or Dick's employment due to disability as defined in a long-term disability insurance policy reasonably satisfactory to him or, in the absence of such policy, due to his inability for 120 days in any 12 month period to substantially perform his duties as a result of a physical or mental illness.

ITEM 6.      EXHIBITS

             (a) Exhibits:

             10.1 Seconded Amended and Restated Employment Agreement with Bernard Berk, dated November 13, 2006.

             10.2    Employment  Agreement with Charan Behl,  dated November 13,
                     2006.

             10.3    Employment  Agreement  with Chris Dick,  dated November 13,
                     2006.

             31.1    Certification  of  Chief  Executive   Officer  pursuant  to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2    Certification  of  Chief  Financial   Officer  pursuant  to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1    Certification  of  Chief  Executive   Officer  pursuant  to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2    Certification  by  Chief  Financial   Officer  pursuant  to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

             (b)     Reports on Form 8-K:

              (1)    Form  8-K  filed  on  September  12,  2006   regarding  the
                     Company's announcement of the progress it has made.

              (2) Form 8-K filed on September 8, 2006 regarding the Company's announcement that it has received approval from an Independent Review Board (IRB) to initiate a Phase II clinical trial of its abuse resistant drug product, ELI-216. An IRB approval is necessary before a clinical trial can commence.

              (3) Form 8-K filed on August 21, 2006 regarding the announcement of the American Stock Exchange ("AMEX") confirming that the Company has regained compliance with the continued listing standards of AMEX.

              (4) Form 8-K filed on July 18, 2006 regarding the entering into by the Company of the Financial Advisory Agreement with Indigo Ventures LLC ("Indigo") on July 12, 2006 and the acquisition by Indigo of a warrant to purchase up to 600,000 shares of common stock, par value $0.01 per share, of the Company for an aggregate purchase price of $150,000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ELITE PHARMACEUTICALS, INC.


Date:   November 14, 2006          By: /s/ Bernard Berk
                                   ----------------------------
                                   Bernard Berk
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date:   November 14, 2006          By:  /s/ Mark I. Gittelman
                                   ----------------------------
                                   Mark I. Gittelman
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)