Form 10-Q
period 2006-12-31
ELITE PHARMACEUTICALS INC /DE/
filed 2007-02-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 31, 2006
                                 -----------------------------------------------

                                           or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period ended            to

                        Commission File Number: 333-45241
--------------------------------------------------------------------------------

                           ELITE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                  22-3542636
-----------------------------------------   ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


165 Ludlow Avenue, Northvale, New Jersey                       07647
---------------------------------------------    -------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of February 10, 2007: 20,706,443 (exclusive of 100,000 shares held in treasury).

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                 Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets as of December 31, 2006 (unaudited) and
            March 31, 2006 (audited)                                                               2 - 3

           Consolidated Statements of Operations for the three and nine months
           ended December 31, 2006 and December 31, 2005 (unaudited)                                 4

           Consolidated Statement of Changes in Stockholders' Equity
           for the nine months ended December 31, 2006 (unaudited)                                   5

           Consolidated Statements of Cash Flows for the nine months
           ended December 31, 2006 and December 31, 2005 (unaudited)                                 6

           Notes to Consolidated Financial Statements                                             7 - 17

Item 2.  Management's Discussion And Analysis of Financial
         Condition And Results Of Operations                                                      18 - 23

Item 3.  Quantitative And Qualitative Disclosures
         About Market Risk                                                                          23

Item 4.  Controls and Procedures                                                                    23


PART II  OTHER INFORMATION

Item 5.  Other Information                                                                        24 - 27

Item 6.  Exhibits                                                                                 28 - 29


SIGNATURES                                                                                          30

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                      ASSETS

                                                                                                    DECEMBER 31,          MARCH 31,
                                                                                                       2006                 2006
                                                                                                    (Unaudited)           (Audited)
CURRENT ASSETS:
       Cash and cash equivalents                                                                    $ 5,085,002          $ 8,919,354
       Accounts receivable, net of allowance for doubtful accounts of
           $0 as of December 31, 2006 and $153,250 as March 31, 2006                                    120,000                   --
       Current portion of restricted cash - capital project fund                                        593,931            1,173,896
       Prepaid expenses and other current assets
                                                                                                                         -----------
                                                                                                        789,002              470,633
                                                                                                    -----------          -----------

           Total current assets                                                                       6,587,935           10,563,883
                                                                                                    -----------          -----------


PROPERTY AND EQUIPMENT, net of accumulated
       depreciation and amortization                                                                  4,646,976            4,308,969
                                                                                                    -----------          -----------


INTANGIBLE ASSETS - net of accumulated amortization                                                      48,322               59,457
                                                                                                    -----------          -----------


OTHER ASSETS:
       Security deposit                                                                                   6,980                6,980
       Restricted cash - debt service for EDA Bonds                                                     415,500              415,500
       EDA Bond offering costs, net of accumulated amortization
           of  $16,000 and $7,000, respectively                                                         338,452              347,452
                                                                                                    -----------          -----------

           Total other assets                                                                           760,932              769,932
                                                                                                    -----------          -----------

           Total assets                                                                             $12,044,165          $15,702,241
                                                                                                    ===========          ===========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                   DECEMBER 31,         MARCH 31,
                                                                                                      2006                2006
                                                                                                   (Unaudited)          (Audited)
CURRENT LIABILITIES:
       Current portion of EDA Bonds                                                                $    185,000        $    175,000
       Accounts payable and accrued expenses                                                          1,510,112           1,740,263
       Dividends payable                                                                                     --              33,333
                                                                                                   ------------        ------------
           Total current liabilities                                                                  1,695,112           1,948,596
                                                                                                   ------------        ------------

LONG TERM LIABILITIES:
       EDA bonds - net of current portion                                                             3,795,000           3,980,000
                                                                                                   ------------        ------------

           Total liabilities                                                                          5,490,112           5,928,596
                                                                                                   ------------        ------------

       Minority Interest                                                                                  4,702                  --
                                                                                                   ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred Stock -- $.01 par value;
           Authorized  4,483,442 shares  (originally  5,000,000 shares of which
           516,558 shares of Series A Convertible  Preferred Stock were retired)
           and 0 shares outstanding as of December 31, 2006  and March 31, 2006
           Authorized 10,000 Series B Convertible Preferred Stock -
           issued and outstanding - 9,695 and 10,000 shares, respectively                                    97                 100
       Common Stock - $.01 par value;
           Authorized - 65,000,000 shares
           Issued and outstanding - 20,706,443 shares and 19,190,159
           shares respectively                                                                          207,064             191,902
       Additional paid-in capital                                                                    65,213,110          60,105,107
       Accumulated deficit                                                                          (58,564,079)        (50,216,623)
                                                                                                   ------------        ------------
                                                                                                      6,856,192          10,080,486
       Treasury stock, at cost (100,000 shares)                                                        (306,841)           (306,841)
                                                                                                   ------------        ------------
           Total stockholders' equity                                                                 6,549,351           9,773,645
                                                                                                   ------------        ------------

           Total liabilities and stockholders' equity                                              $ 12,044,165        $ 15,702,241
                                                                                                   ============        ============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                          DECEMBER 31,                       DECEMBER 31,
                                                                          ------------                       ------------
                                                                      2006             2005           2006             2005
                                                                      ----             ----           ----             ----
                                                                   (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
REVENUES
       Manufacturing Fees                                          $    209,139    $         --    $    476,598    $    369,173
       Royalties                                                         22,295          15,635          66,939          33,405
                                                                   ------------    ------------    ------------    ------------

TOTAL REVENUES                                                          231,434          15,635         543,537         402,578
                                                                   ------------    ------------    ------------    ------------

COST OF OPERATIONS:
       Research and development                                       1,691,861       1,124,581       4,317,151       2,862,908
       General and administrative                                       510,569         379,893       1,600,287       1,241,108
       Depreciation and amortization                                    127,035          96,450         366,105         405,562
                                                                   ------------    ------------    ------------    ------------
                                                                      2,329,465       1,600,924       6,283,543       4,509,578
                                                                   ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                                 (2,098,031)     (1,585,289)     (5,740,006)     (4,107,000)
                                                                   ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
       Interest income                                                   66,602          22,562         253,867          59,028
       Sale of New Jersey tax losses                                    377,259         219,121         377,259         219,121
       Interest expense                                                 (67,423)        (70,612)       (207,604)       (200,118)
       Non-cash compensation through issuance
           of stock options and warrants                             (1,848,876)       (287,303)     (2,438,188)       (618,580)
                                                                   ------------    ------------    ------------    ------------

                                                                    (1, 472,438)       (116,232)     (2,014,666)       (540,549)
                                                                   ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                               (3,570,469)     (1,701,521)     (7,754,672)     (4,647,549)
                                                                   ------------    ------------    ------------    ------------

Provision for Income Taxes                                                   --              --          (1,000)         (1,000)
Minority Interest in Loss of Novel Laboratories, Inc.                     5,498              --           5,498              --
                                                                   ------------    ------------    ------------    ------------

NET LOSS                                                           $ (3,564,971)   $ (1,701,521)   $ (7,750,174)   $ (4,648,549)

Preferred Stock Dividends                                              (198,209)             --        (597,282)             --
                                                                   ------------    ------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO
       COMMON SHAREHOLDERS                                         $ (3,763,180)   $ (1,701,521)   $ (8,347,456)   $ (4,648,549)
                                                                   ============    ============    ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE                            $       (.19)   $       (.09)   $       (.43)   $       (.25)
                                                                   ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                                     19,881,677      18,426,960      19,520,884      18,229,658
                                                                   ============    ============    ============    ============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                                        ADDITIONAL
                                                                                                        ----------
                                                 PREFERRED STOCK                  COMMON STOCK            PAID-IN
                                                 ---------------                  ------------            -------
                                              SHARES         AMOUNT           SHARES         AMOUNT       CAPITAL
                                              ------         ------           ------         ------       -------
BALANCE AT MARCH 31, 2006 (AUDITED)             10,000    $        100      19,190,159   $    191,902   $ 60,105,107

Nine Months ended December 31, 2006:
(Unaudited)

Sale of Common Shares                               --              --         957,396          9,574      1,990,426

Conversion of Preferred to Common                 (305)             (3)        135,555          1,356         (1,353)

Non-Cash Conversion of Common Stock                 --              --          84,430            844           (844)
Warrants

Exercise of Stock Options                           --              --          59,000            590         87,910

Non-cash compensation through issuance
      of stock options and warrants                 --              --              --             --      2,438,188

Net loss for nine months ended December             --              --              --             --             --
31, 2006

Dividends                                           --              --         279,903          2,798        593,676
                                          ------------    ------------    ------------   ------------   ------------

BALANCE AT DECEMBER 31, 2006
      (UNAUDITED)                                9,695    $         97      20,706,443   $    207,064   $ 65,213,110
                                          ============    ============    ============   ============   ============




                                                 TREASURY STOCK           ACCUMULATED     STOCKHOLDERS'
                                                 --------------           -----------     -------------
                                              SHARES        AMOUNT          DEFICIT          EQUITY
                                              ------        ------          -------          ------
BALANCE AT MARCH 31, 2006 (AUDITED)           (100,000)   $   (306,841)   $(50,216,623)   $  9,773,645

Nine Months ended December 31, 2006:
(Unaudited)

Sale of Common Shares                               --              --              --       2,000,000

Conversion of Preferred to Common                   --              --              --              --

Non-Cash Conversion of Common Stock                 --              --              --              --
Warrants

Exercise of Stock Options                           --              --              --          88,500

Non-cash compensation through issuance
      of stock options and warrants                 --              --              --       2,438,188

Net loss for nine months ended December             --              --      (7,750,174)     (7,750,174)
31, 2006

Dividends                                           --              --        (597,282)           (808)
                                          ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2006
      (UNAUDITED)                             (100,000)   $   (306,841)   $(58,564,079)   $  6,549,351
                                          ============    ============    ============    ============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                             NINE MONTHS ENDED
                                                                                                                DECEMBER 31,
                                                                                                                ------------
                                                                                                          2006              2005
                                                                                                          ----              ----
                                                                                                       (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                         $(7,750,174)     $(4,648,549)
      Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                                                     366,105          405,562
         Minority Interest in loss of subsidiary                                                             4,702               --
         Non-cash compensation satisfied by issuance of common stock, options and warrants               2,438,188          618,580
         Changes in assets and liabilities:
            Accounts receivable                                                                           (120,000)         142,113
            Prepaid expenses and other current assets                                                     (318,369)         (77,527)
            Security deposit                                                                                    --           (6,980)
            Accounts payable, accrued expenses and other current liabilities                              (230,151)         320,518
                                                                                                       -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                                                                   (5,609,699)      (3,246,283)
                                                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                                                 (678,507)        (205,625)
      (Increase) in restricted cash                                                                             --       (1,689,811)
      Release of restricted cash                                                                           579,965          413,425
      Increase in intangible assets due to patent costs                                                     (5,470)              --
                                                                                                       -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                                                     (104,012)      (1,482,011)
                                                                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Dividends paid                                                                                       (34,141)              --
      Proceeds - NJEDA tax exempt bonds                                                                         --        4,155,000
      Payment - EDA bond offering costs                                                                         --         (354,452)
      Principal repayments NJEDA bonds                                                                    (175,000)      (2,345,000)
      Principal equipment note payments                                                                         --         (274,061)
      Proceeds from exercise of stock options                                                               88,500           40,000
      Proceeds from exercise of stock warrants                                                                  --        1,252,995
      Proceeds from sale of common stock                                                                 2,000,000               --
                                                                                                       -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                1,879,359        2,474,482
                                                                                                       -----------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                 (3,834,352)      (2,253,812)

CASH AND CASH EQUIVALENTS - beginning of period                                                          8,919,354        3,902,003
                                                                                                       -----------      -----------

CASH AND CASH EQUIVALENTS - end of period                                                              $ 5,085,002      $ 1,648,191
                                                                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                                           $   207,605      $   121,113
      Cash paid for income taxes                                                                             1,000            1,000

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
      Preferred stock dividends of $596,474 paid by issuance of 279,903
         shares of common stock in 2006                                                                $        --      $        --


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

NOTE 1 -        BASIS OF PRESENTATION

                The information in this Form 10-Q Report includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the "Company") including its wholly-owned subsidiaries, Elite Laboratories, Inc. ("Elite Labs") and Elite Research, Inc. ("ERI") and its variable interest entity, Novel Laboratories Inc. ("Novel"), for the three and nine months ended December 31, 2006 and December 31, 2005. As of December 31, 2006, the financial statements of all wholly-owned entities and its variable interest entity are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted for interim financial statement presentation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

                The   financial   results  for  the  interim   periods  are  not
                necessarily indicative of the results to be expected for the full year or future interim periods.

                The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2006. There have been no changes in significant accounting policies since March 31, 2006.

                The Company does not anticipate being profitable for fiscal year 2007; therefore a current provision for income tax was not established for the three or nine months ended December 31, 2006. Only the minimum corporation tax liability required for state purposes is reflected.

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

                Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company's facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a $415,500 Debt Service Reserve Fund consisting of $366,000 from the Series A Bonds proceeds and $49,500 from the Series B Note proceeds. $1,274,311 of the proceeds had been deposited in a short-term restricted cash account to fund the future purchase of manufacturing equipment and development of the Company's facility. As of December 31, 2006, there is $593,931 remaining in the short-term restricted cash account.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STAT EMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

NOTE 3 -        STOCKHOLDERS' EQUITY

                WARRANTS AND OPTIONS

                During the nine months ended December 31, 2006, 305 shares of Series B Preferred Stock were converted into 135,555 shares of Common Stock.

                Dividends accrued on Series B Preferred Stock through conversion date and December 31, 2006 were satisfied by the issuance of 1,318 and 278,585 shares of Common Stock, respectively.

                During the nine months ended December 31, 2006, 3,750 options expired, 65,500 were forfeited and 59,000 options were exercised for gross proceeds of $88,500.

                During the nine months ended December 31, 2006, there were cashless exercises of 217,452 warrants issued in our October, 2004 Private Placement, which resulted in the issuance of 84,430 shares of Common Stock.

                On December 6, 2006, the Company issued to VGS Pharma, LLC a five year warrant to purchase 478,698 shares of Common Stock for cash at a price of $3.00 per share, subject to adjustment upon the occurrence of certain events. The per share weighted value of the warrant to purchase 478,698 shares of Common Stock at $3.00 per share is $0.77. The warrant was valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 46.12%; risk free interest rate of 5%; and expected life of 5 years. As a result, a charge of $366,396 is reflected in the consolidated statement of operations.

                In addition, on December 6, 2006, the Company granted to Veerappan Subramanian ("VS") an option to purchase up to 1,750,000 shares of the Common Stock at $2.13 a share. The option vests as to 250,000 shares immediately and in subsequent 250,000 share installments, with one vesting on May 6, 2007, another on December 6, 2007, a third upon acceptance of the initial business plan of Novel, and the other installments vesting on the accomplishment of certain milestones with respect to the first or second drug product developed by the Company (excluding drug products of Novel) on or after the 60th day after December 6, 2006, under the advisory services provided to the Company. The per share weighted-average fair value of the option to purchase up to 1,750,000 shares of Common Stock granted to VS is $1.36 a share for an actual charge of $2,380,000 which will be recognized over the vesting period of the instrument. The option was valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 46.12%; risk free interest rate of 5%; and expected life of 10 years.

                VGS is a wholly owned subsidiary of Kali Capital, L.P., which is controlled by Kali Management, LLC ("KALI"), its general partner, and Kali is controlled by Anu Subramanian, its managing member and daughter of VS. VS was subsequently appointed to the Board of Directors of the Company and became the Company's Chief Scientific Officer. See "Item 5. Other Information."

                On July 12, 2006, the Company sold to Indigo Ventures, LLC ("Indigo") for $150,000 a warrant to purchase up to 600,000 shares  of  Common  Stock at $3.00  per  share  pursuant  to the
                Financial Advisory Agreement with Indigo (the "Advisory Agreement"), of which 100,000 shares of Common Stock have vested. The Advisory Agreement has been amended and the warrant reduced from 600,000 to 300,000 shares of Common Stock. See "Note 5. Subsequent Events."

                The following grants were made under the Company's 2004 Stock Option Plan in the nine months ended December 31, 2006:

                On November 21, 2006, the Company granted options to sixteen employees to purchase an aggregate of 66,500 shares of Common Stock with an exercise price of $2.26 to vest over a period of three years from grant date.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STAT EMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

NOTE 3 -        STOCKHOLDERS' EQUITY (Continued)

                WARRANTS AND OPTIONS (Continued)

                On November 13, 2006, the Company granted to Bernard Berk, the Company's Chief Executive Officer, according to terms of the Second Amended and Restated Employment Agreement additional stock options to purchase up to 300,000 shares of the Company's Common Stock at $3.00 a share. See "Item 5, Other Information".

                Additionally, under employment agreements with each of Dr. Charan Behl, Executive Vice President and Chief Scientific Officer, and Chris Dick, Executive Vice President of Corporate Development, the Company granted to each, options to purchase up to 750,000 shares of Common Stock at $2.25 a share. See "Item 5. Other Information".

                On June 1, 2006, the Company entered into a one year consulting agreement with David Filer, whereby Dr. Filer is to provide financial advisory services to the Company, in consideration of the grant of three year options to purchase 10,000 shares of Common Stock, at a price of $3.00 per share.

                On May 3, 2006, the Company granted options to purchase 70,000 shares of Common Stock at a price of $2.26 per share to Mark Gittelman, its Chief Financial Officer. One-third of the options vest on each of May 3, 2007, May 3, 2008 and May 3, 2009.

                Additionally, between February and October 2006, the Company granted ten year options to twelve employees to purchase an aggregate of 83,000 shares of Common Stock with exercise prices ranging from $2.25 to $2.30 per share and to vest over a period of three years from grant date.

                The per share weighted average of the stock option grants made under the Company's 2004 Stock Option Plan in the nine months ended December 31, 2006, ranged from $1.36 to $1.69 using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield; expected volatility ranging from 46.12% to 57.95%; risk free interest rate of 5.00% and expected lives of ten years.

                The following grants were made under the Company's 2004 Stock Option Plan in the nine months ended December 31, 2005.

                On September 2, 2005, the Chief Executive Officer waived his rights to 75,000 of 300,000 options granted to him on July 23, 2003 and the Company determined that the remaining 225,000 options are fully vested. In addition, the Company granted him under its 2004 Stock Option Plan ten year options to purchase an additional 600,000 shares of Common Stock at a price of $2.69 per share of which 100,000 vested on September 2, 2006, 100,000 are to vest on September 2, 2007 and up to 400,000 options to vest as follows:

                        a) 50,000 options upon the closing of each product license or product sales transaction in which the Company receives an aggregate of at least $5,000,000 in net cash

                        b) 10,000 options upon filing with the United States Food and Drug Administration (the "FDA") of each abbreviated new drug application (an "ANDA") or new drug application (an "NDA"); and

                        c)      40,000  options upon  approval by the FDA of any
                                ANDA  or  NDA  for  a  product  not   previously
                                approved by the FDA.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STAT EMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

NOTE 3 -        STOCKHOLDERS' EQUITY (Continued)

                WARRANTS AND OPTIONS (Continued)

                The per share weighted value of the option to purchase 600,000 shares of Common Stock at $2.69 per share is $2.42. The option was valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 97.84%; risk free interest rate of 4.18%; and expected lives of 10 years.

                On August 30, 2005, the Company granted to the Directors ten year options to purchase an aggregate of 120,000 shares of Common Stock at a price of $2.75 per share to vest over a three year period from date of grant. The per share weighted-average fair value of the 120,000 options amounted to $2.48 using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 97.84%; risk free interest rate of 4.18%; and expected lives of ten years.

                On August 24, 2005, the Company granted ten year options to purchase in the aggregate 2,000 shares at a price of $2.81 per share to employees of the Company vesting over a three year period from date of grant. The per share weighted-average fair value of the 2000 options amounted to $2.53 using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 97.84%; risk free interest rate of 4.18%; and expected lives of ten years.

                On July 14, 2005, the Company granted ten year options to purchase at a price of $2.80 per share an aggregate of 152,200 shares of Common Stock to employees of the Company. The options provided vesting periods ranging from immediate to a period of five years from date to grant. The per share weighted-average fair value of the 152,500 options amounted to $2.52 using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 97.84%; risk free interest rate of 4.18%; and expected lives of ten years.

                Additionally, on July 14, 2005, the Company granted ten year options to purchase 20,000 shares of Common stock at a price of $2.80 per share to its Chief Financial Officer. The option vests over a three-year period from date of grant. The per share weighted-average fair value of the 20,000 options amounted to $2.52 using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 97.84%; risk free interest rate of 4.18%; and expected lives of ten years.

                The Company, in May 2005, revoked 180,000 of outstanding unexercised options granted prior to the adoption of the 2004 Stock Option Plan originally earmarked to members of the abandoned Scientific Advisory Board.

                The Company took charges of $2,438,188 and $618,580 for the nine months ended December 31, 2006 and 2005, respectively, and $1,848,876 and $287,303 for the three months ended December 31, 2006 and 2005, respectively, which represents the fair value of the vested options, utilizing the Black-Scholes options pricing model on the grant date.

                At December 31, 2006, the Company had outstanding 6,622,500 options with exercise prices ranging from $1.50 to $3.00 per share and 6,940,445 warrants with exercise prices ranging from $1.50 to $4.20 per share; each option and warrant representing the right to purchase one share of Common Stock.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

NOTE 4 -        COMMITMENTS AND CONTINGENCIES

                COLLABORATIVE AGREEMENTS

                On June 21, 2005, the Company and IntelliPharmaCeutics Corp. ("IPC"), entered into an agreement for the development and commercialization of a controlled released generic drug for certain gastric diseases by the parties. The Company is to share in the profits, if any, from the sales of the drug. The agreement was amended on December 12, 2005, whereby IPC and another company with marketing and distribution capabilities in Canada, have agreed to develop and commercialize the product for Canada. The Company and IPC will share their proceeds of commercialization in Canada on the same terms as in the June 21, 2005 Agreement.

                On June 22, 2005, the Company and Pliva, Inc. ("Pliva") entered into a Product Development and License Agreement, providing for the development and license of a controlled released generic anti-infective drug formulated by the Company. The Company is to manufacture and Pliva is to market and sell the product. The development costs are to be paid by Pliva and the Company and the profits are to be shared equally. Pliva is to make milestone payments to the Company. As of December 31, 2006 no revenues have been generated under the agreement.

                On November 10, 2006, the Company and ThePharmaNetwork, LLC ("TPN") entered into a Product Collaboration Agreement for the development of a specific synthetic narcotic analgesic drug product from which a generic equivalent is to be developed. TPN is to perform development services and prepare and file an Abbreviated New Drug Application (ANDA) in the name of TPN with the FDA. The Company is to provide development support including the purchase of active pharmaceutical ingredients and materials and supplies to manufacture the batch, provide adequate facilities to TPN for use in its development work and following ANDA approval, the Company is to manufacture the drug product developed. The Company is to pay TPN for the development services rendered upon the attainment of certain milestones. The out-of-pocket costs are to be shared by TPN and the Company, with TPN's obligation to be payable from its royalty compensation. As of December 31, 2006, no revenues have been generated under the agreement.

                The aforementioned agreements are in their early stages.

                On June 19, 2006, the Company received written notice from Harris Pharmaceutical, Inc. ("Harris") of Harris' intent to terminate a Product Development, Manufacturing and Distribution Agreement, dated as of March 30, 2005 with Harris and Tish Technologies LLC ("Tish") with respect to a controlled release generic anti-infective drug. The product is a generic equivalent to a branded drug. The agreement provides for (i) the drug development by the Company with costs of development to be shared by the Company and Harris, (ii) the manufacture of the product by the Company and its sale to Harris for distribution, and (iii) Tish to be responsible for any requisite submissions to the FDA relating to the product. The Company is to share in the profits, if any, generated from the sale of the product. As of December 31, 2006, no revenues had been earned under the agreement and Harris owes the Company $394,637 for its share of the development costs.

                CONSULTING AGREEMENTS

                On May 23, 2006, the Company entered into a consulting agreement with Oppenheimer & Co., Inc. ("Oppenheimer") to render financial advisory services to the Company in connection with potential acquisitions by the Company, strategic alliances with other pharmaceutical companies, advice with respect to future financings to be undertaken by the Company and introductions to key parties in the capital markets. In consideration the Company paid Oppenheimer a cash fee of $60,000.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

NOTE 4 -        COMMITMENTS AND CONTINGENCIES (Continued)

                CONSULTING AGREEMENTS (Continued)

                On November 8, 2005, the Company entered into an agreement with an investor relations firm to provide investor relation services including, but not limited to, overall management of the Company's corporate communications program, securing group appointments, assistance with mass targeted mailings, compiling promotional materials, editing news releases and other corporate functions. The agreement provided that consultant is to receive $10,000 a month beginning November 1, 2005 and non-qualified options to purchase 75,000 shares of the Company's Common Stock, vesting pro-rata over a nine month period, at a price of $2.26 per share, the fair market value of a share of Common Stock on the date of the grant. The per share weighted average fair value of the above-mentioned options was $1.70 using the Black-Scholes option pricing model.

                On June 1, 2006, the Company entered into a one year agreement with David Filer, for him to provide financial advisory services to the Company. In consideration, Dr. Filer received three year options to purchase 10,000 shares of Common Stock, at a price of $3.00 per share.

                For  the  three  and  nine  months  ended   December  31,  2006,
                consulting expenses under these agreements amounted to an aggregate of $75,000 and $225,000, respectively.

                ALLIANCE AGREEMENT

                On December 6, 2006, the Company entered into a Strategic Alliance Agreement (the "ALLIANCE AGREEMENT") with Dr. Veerappan
                S. Subramanian ("VS") and VGS Pharma, LLC, a Delaware limited liability company ("VGS"), under which (i) VS was appointed to the Company's Board of Directors, (ii) VGS made a $2,000,000 equity investment in the Company, (iii) VS was engaged to serve as strategic advisor on the research, development and commercialization of the Company's existing pipeline, (iv) the Company and VGS formed Novel Laboratories Inc., a Delaware corporation ("NOVEL"), as a separate specialty pharmaceutical company for the research, development, manufacturing, licensing and acquisition of specialty generic pharmaceuticals, and (v) the Company contributed $2,000,000 to Novel and agreed to make additional contributions.

                Pursuant to the Alliance Agreement, Novel entered into an employment agreement with VS and the Company entered into (i) an Advisory Agreement with VS, (ii) a Registration Rights Agreement with VGS and VS, and (iii) a Stockholders Agreement with VS, VGS and Novel.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

NOTE 4 -        COMMITMENTS AND CONTINGENCIES (Continued)

                ALLIANCE AGREEMENT (Continued)

                The specialty pharmaceutical product initiative of the strategic alliance between the Company and VS is to be conducted by Novel of which the Company acquired 49% and VGS acquired 51% of its Class A Voting Common Stock for $9,800 and $10,200 respectively. Pursuant to the Alliance Agreement, VGS acquired for $2,000,000:
                (i) 957,396 shares of Company's Common Stock (the "Acquired Company Shares") valued at approximately $2.089 per share (the average closing price of the Common Stock during the ten trading days on the American Stock Exchange immediately preceding December 6, 2006) and (ii) a five year Warrant to purchase 478,698 additional shares (the "Warrant Shares"), for cash, at a price of $3.00 per share.

                The Company contributed $2,000,000 to Novel and agreed to provide additional contributions within 30 days of the achievement of certain performance milestones (e.g. the initiation of development programs for prospective products, commencement and/or completion of clinical and/or bioequivalence studies for prospective products, filings with the FDA of new drug or abbreviated new drug applications related to prospective products) which are mutually agreed to by the Company and VS, who is employed as Chief Executive Officer of Novel, in Novel's Initial Business Plan, which may be modified in a subsequent Business Plan, to occur during the initial 30 months following December 6, 2006 (collectively, the "Performance Milestones"). The agreement provides contributions, subject to acceleration with unanimous approval of the Board of Directors of Novel, are to be in amounts mutually agreed to by the Company and VS as provided in the Initial Business Plan and each subsequent annual Business Plan during the initial 30 month period and are not to exceed $25,000,000 in the aggregate, without the prior consent of the Company. The Company has agreed to provide Novel personnel staff, facility, supplies and equipment pending Novel's becoming fully operational with its own staff, facility, equipment and supplies.

                In the event that (i) the Company defers for more than 90 days the payment of a contribution installment due to Novel's failure to achieve a Performance Milestone, (ii) the Company fails to make a requisite contribution following Novel's achieving a Performance Milestone or (iii) Novel requires additional financing beyond amounts provided in the Business Plan or the additional contributions the Company has agreed to provide, Novel may seek such financing through a subscription offering to its Class A Stockholders and, to the extent not fully subscribed, from third parties.

                The Company agreed to use its best efforts to elect VS a member of its Board of Directors as long as the Company and its "permitted transferees" own at least 40% of Novel's outstanding capital stock and VS is Chairman of the Board and Chief Executive Officer of Novel.

                Pursuant to an employment agreement, Novel has agreed to employ VS to perform his duties three full business days a week as its Chief Executive Officer at a salary of $220,000 per annum, with bonuses and options to purchase Novel's Common Stock to be granted at the discretion of Novel's Board of Directors.

                VS's employment may be terminated for "Cause" or by VS for "Good Reason", with both such terms defined in the VS employment agreement. Either party may terminate the employment upon 30-business days prior written notice to the other.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

NOTE 4 -        COMMITMENTS AND CONTINGENCIES (Continued)

                ALLIANCE AGREEMENT (Continued)

                The stockholders agreement provides that as long as each owns at least 10% of the shares of Class A Voting Common Stock of Novel, each shall designate one of the two Directors to constitute the Novel Board of Directors, with the VGS designee to be VS, unless otherwise approved by the Company. It prohibits the taking of certain actions without approval of the two designees, including, but not limited to, amendments of charter, by-laws and other governance agreements, spin-offs or public offerings of equity securities, a liquidation or dissolution, dividends, authorization or issuance of additional securities or options, bankruptcy, a material change of the business or a Business Plan, approval of a Business Plan and the yearly operating budget, creation of a security interest, capital expenditures in excess of 110% of the amount provided in the Business Plan, investments in excess of the amounts approved in the Business Plan, an increase or decrease of the Board; and any investments by VS in any "Competitive Company" or its affiliate.

                It further provides that determination of "Cause" or the "Disability" of VS under his employment agreement shall be made solely in the reasonable discretion of the Company designee.

                Except  for  certain   enumerated   permitted   transfers,   the
                stockholders agreement provides that no transfer of Novel stock may be made without the consent of the other stockholders.

                In the event the Company fails to make required additional contributions, VGS has the right to purchase from the Company at its original purchase price that proportion of the shares of Novel Class A Common Stock originally acquired by it equal to the proportion of the required additional contributions not made by the Company.

                In the event of VS's resignation from Novel for other than Good Reason, his termination by Novel for Cause, or his death or disability as defined in the Employment Agreement, the Company has the right to acquire from VGS up to 75% of the shares of Class A Common Stock of Novel originally acquired by it at the original purchase price; such percentage to be reduced to 50% and 25% upon the first and second anniversary of the agreement and no reduction on the third anniversary, with a pro rata portion of such reduction to be effected upon the death or disability of VS during the applicable period. Each of the Company and VGS has a right to acquire from the other at the then fair value, its shares of Novel upon the bankruptcy, dissolution or liquidation, a change of control of the other or, if as a result of such purchases at the original purchase price, the percentage of Novel owned by such party is less than 10%.

                The agreement subjects VS to a confidentiality covenant, a non-competition covenant terminating one year following the end of the term and a non-solicitation covenant terminating two years following the end of the term, provided his termination by Novel was not without "Cause" or by VS was with "Good Reason".

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

NOTE 4 -        COMMITMENTS AND CONTINGENCIES (Continued)

                ADVISORY AGREEMENT

                The Advisory Agreement obligates VS to provide advisory services to the Company, including but not limited, to assist in the implementation of current and new drug product development projects of the Company and assisting in the Company's recruitment of additional R&D staff members. As an inducement to enter into the agreement, the Company granted VS a non-qualified stock option to purchase up to 1,750,000 shares of Common Stock (the "Option Shares") at a price of $2.13 per share. The option vests in 250,000 share installments, the first immediately, the second on May 6, 2007, the third on December 6, 2007, the fourth upon the Company's acceptance of the Initial Business Plan of Novel, and the other installments vesting on the accomplishment of certain milestones with respect to the first or second drug product developed by the Company (excluding drug products of Novel) on or after February 4, 2007, under the advisory services provided to the Company.

                The option terminates on December 6, 2016, or 90 days following a termination of his advisory services to the Company or his employment by Novel other than a termination without Cause or by VS for Good Reason or 48 months after the termination of his advisory services under the Advisory Agreement or his employment under the employment agreement as a result of: (i) a termination by the Company of the Advisory Agreement or by Novel of the employment agreement without Cause or by VS without Good Reason or (ii) the post-December 6, 2007, termination of the term of the Advisory Agreement or of the Novel employment agreement.

                All unvested options terminate upon the termination of the Advisory Agreement (other than a termination by the Company without Cause or by VS for Good Reason) or at such time as the Company and its permitted transferees own in the aggregate less than 20% of the outstanding capital stock of Novel, except to the extent the Company at its sole discretion has determined that VS has provided substantial contribution to the development of any drug product which would otherwise trigger the vesting of options notwithstanding the failure to satisfy the foregoing 20% threshold.

                The Company has granted certain rights to have the Acquired Company Shares, the Option Shares and Warrant Shares registered for reoffering under the Securities Act of 1933, as amended (the "Act"), including the provision of one Registration Statement upon the demand of holders of 75% of the Acquired Company Shares, Warrant Shares and Option Shares and the rights to have registered as part of a registration statement related to an offering of common stock by the Company or other security holders. The Company is to bear all reasonable expenses other than underwriting discounts and commissions in connection with the registration and qualification under applicable state securities law.

                EMPLOYMENT AGREEMENTS

                On September 2, 2005, the Company entered into an amended and restated employment agreement with Bernard J. Berk, providing for Mr. Berk to continue to serve as the Company's Chief Executive Officer through August 31, 2009. The Employment Agreement also provides for an annual bonus as determined by the Compensation Committee of the Company's Board of Directors.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

NOTE 4 -        COMMITMENTS AND CONTINGENCIES (Continued)

                EMPLOYMENT AGREEMENTS (Continued)

                Pursuant to the agreement:

            - Mr. Berk waived his rights to 75,000 of 300,000 options granted to him on July 23, 2003. The Company determined that the remaining 225,000 options are fully vested.

            - Mr. Berk's salary was increased to $330,140, effective May 1, 2005 and accrued but not payable until November 1, 2005.

            - Mr. Berk was granted under the Company's 2004 Stock Option Plan, ten-year options to purchase 600,000 shares of Common Stock at $2.69, the fair market value of Common Stock as of the time of grant. See "Note 3 - Warrants and Options".

            - Mr. Berk will be entitled to receive severance in accordance with the employment agreement if he is terminated without cause or because of his death or permanent disability or if he terminates his employment for good reason or as a result of a "change of control" (as defined in the employment agreement).

                On November 13, 2006, the Company entered into a second amended and restated employment agreement with Bernard Berk as Chief Executive Officer and employment agreements with each of Dr. Charan Behl as Executive Vice President and Chief Scientific Officer and Chris Dick as Executive Vice President of Corporate Development. Each agreement is for an additional or initial term of three years subject to annual extensions, unless terminated by notice by either the Company or the executive at least 60 days before the period of extension.

                Mr. Berk's agreement continues his annual salary of $330,140.

                Dr. Behl's and Mr. Dick's agreements provide for annual base salaries of $250,000 and $200,000 respectively, plus an annual bonus for each of $25,000. The Compensation Committee as to Mr. Berk and the Board of Directors or Compensation Committee as to Dr. Behl and Mr. Dick may authorize the payment to the executive of a discretionary bonus of up to 50% of his then annual base salary, based on various factors. Each agreement provides for severance pay in the event of termination by the Company due to disability, or without cause, or by the executive for good reason.

                The agreements provide for the grant to each of Dr. Behl and Mr. Dick under the Company's 2004 Stock Option Plan incentive stock options to purchase 250,000 shares of the Company's Common Stock at $2.25 per share, the market price on the date of grant. Based on the occurrence within the initial term of employment of a specified transaction or event (including a market product license or product sale or completion of the first Phase III clinical trial of a specified drug under development or the filing or granting of an ANDA or NDA or U.S. patent application not previously filed or granted) up to 500,000 incentive stock options granted to each of Dr. Behl and Mr. Dick will vest. Subject to the full vesting of his foregoing options during the initial term of his agreement, each executive will be granted additional incentive stock options at the market price on the date of grant at the end of the first fiscal year in which the event or transaction occurs. See "Item 5. Other Information".

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

NOTE 4 -        COMMITMENTS AND CONTINGENCIES (Continued)

                LEASE

                On July 15, 2005, the Company entered into a lease for two years commencing on July 1, 2005 for part of a one-story warehouse to be used for the storage of finished and raw material of pharmaceutical products and equipment. The lease has a renewal option for a five-year period.

                Future minimum lease payments for the twelve months ending December 31, 2007 are $17,682.

NOTE 5 -        SUBSEQUENT EVENTS

                The Company entered into the following material definitive agreements subsequent to December 31, 2006:


                AMENDMENT OF FINANCIAL  ADVISORY AGREEMENT

                On February 13, 2007, the Financial Advisory Agreement (the "Advisory Agreement") between the Company and Indigo Ventures, LLC, ("Indigo") of which one of the Company's non-employee Directors is an officer, was amended. Under the Advisory Agreement, the Company paid Indigo $45,000 initially and $15,000 per month during the term through the date of the amendment. Additionally, Indigo acquired a warrant to purchase up to 600,000 shares of Common Stock of the Company at $3.00 per share, of which the warrant had previously vested as to 100,000 shares of Common Stock. Indigo purchased the warrant from the Company for $150,000, payment of which was made by a promissory note. As a result of the amendment of the Advisory Agreement, the right to exercise the warrant was reduced from 600,000 to 300,000 shares of common stock the warrant remains exercisable as to the remaining 300,000 shares of common stock (200,000 of which remain subject to vesting), the monthly cash fees payable to Indigo terminated as of February 13, 2007, and the outstanding amount of the promissory note was reduced to $75,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2006 COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2005 (UNAUDITED)

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

OVERVIEW

         The Company is a specialty pharmaceutical company principally engaged in the development and manufacturing of oral controlled-release products. The Company's strategy includes developing generic versions of controlled release drug products with high barriers to entry and assisting partner companies in the life cycle management of products to improve off-patent drug products. The Company's technology is applicable to develop delayed, sustained or targeted release capsules or tablets. The Company has one product currently being sold commercially and a pipeline of eight drug products under development in the therapeutic areas that include pain management, cardiovascular, allergy and infection. The addressable market for the Elite's current products exceeds $6 billion in the aggregate. The Company also has a GMP and DEA registered facility for research, development, and manufacturing located in Northvale, New Jersey.

         In December, 2006, the Company contributed $2,000,000 to a newly formed corporation to carry out the initiatives of an Alliance Agreement between the Company and Dr. Veerappan S. Subramanian including but not limited, to the commercialization of the Company's existing pipeline and the research, development manufacturing licensing and acquisition of specialty generic pharmaceuticals.

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

RESULTS OF CONSOLIDATED OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

         The $231,434 of revenues consisted of manufacturing fees of $209,139 and royalties of $22,295 for the three months ended December 31, 2006. The manufacturing fees arose from the manufacture of commercial batches or Lodrane 24(R) and Lodrane 24D(R). All of the $15,635 of revenues for the three months ended December 31, 2005 were royalties.

         Research and development costs for the three months ended December 31, 2006 were $1,691,861, an increase of $567,280, or approximately 50.4%, from $1,124,581 for the comparable period of the prior year. The increase was primarily the result of increases in wages and related payroll taxes and fringe benefits, raw materials, and laboratory and manufacturing supplies, including costs associated with the manufacturing of batches of Lodrane 24(R) and Lodrane 24D(R), the work completed on newly signed development agreements, the advance of our abuse resistant oxycodone into Phase II and completion of a Phase I study as to the ELI 154 once daily oxycodone drug.

         General and administrative expenses (G&A) for the three months ended December 31, 2006 were $510,569, an increase of $130,676, or approximately 34.4%, from G&A for the comparable period of the prior year. The increase was substantially due to higher consulting fees and wages and salaries partially offset by a decrease in legal and accounting fees.

         We are in the process of implementing a cost accounting system to allow for the capturing and reporting of costs of goods sold and research and development costs by product. However since the cost accounting system has not been fully implemented, we are unable to provide a break-down of the specific costs associated with the research and development of each product on which we devoted resources because a significant portion of the costs are generally associated with salaries, laboratory supplies, laboratory and manufacturing expenses, utilities and similar expenses. We have not historically allocated these expenses to any particular product. In addition, we cannot estimate the additional costs and expenses that may be incurred in order to potentially complete the development of any product, nor can we estimate the amount of time that might be involved in such development because of the uncertainties associated with the development of controlled release drug delivery products.

         Depreciation and amortization for the three months ended December 31, 2006 increased by $30,585, or 31.7%, to $127,035 from $96,450 for the year
earlier   comparable  period;  the  result  of  increases  in  depreciation  and amortization  on acquired  new  machinery  and  equipment  and  upgrading of the corporate and warehouse facilities, partially offset by a reduction in amortization of financing costs.

         Other expenses, net for the three months ended December 31, 2006 were $1,472,438, an increase of $1,356,206, or approximately 1166.8%, from the comparable period of the prior year. The increase was primarily due to an increase in non-cash compensation of $1,561,573 of options granted under new employment agreements, slightly offset by an increase of $44,040 in interest income due to higher compensating balances arising from the private placement and NJEDA refinancing.

         As a result of the foregoing, the Company's net loss for the three months ended December 31, 2006 increased to $3,564,971 from the net loss of $1,701,521 for the comparable period of the prior year.

NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2005

         The $543,537 of revenues for the nine months ended December 31, 2006 consisted of manufacturing fees of $476,598 and royalties of $66,939. The manufacturing fees arose from the manufacture of commercial batches or Lodrane 24(R) and Lodrane 24D(R). The $402,578 of revenues for the nine months ended December 31, 2005 consisted of manufacturing fees of $369,173 and royalties of $33,405.

         Research and development costs for the nine months ended December 31, 2006 were $4,317,151, an increase of $1,454,243, or approximately 50.8%, from $2,862,908 for the comparable period of the prior year, primarily the result of increased wages and related payroll taxes and fringe benefits, testing fees, lab and manufacturing supplies and raw materials due largely to manufacture of commercial batches of Lodrane 24(R) and Lodrane 24D(R) and work completed on newly signed development agreements, largely associated with advance of our abuse resistant oxycodone into Phase II and completion of a Phase I study as to the ELI 154 once daily oxycodone drug.

         For the nine months ended December 31, 2006, general and administrative expenses were $1,600,287, an increase of $359,179, or 28.9%, from $1,241,108 for the comparable period of the prior year, substantially due to increases in wages and related payroll taxes, consulting fees, hiring expenses and temporary help resulting in part from the expansion of staff and employee salaries.

         Depreciation and amortization for the nine months ended December 31, 2006 was $366,105, a decrease of $39,457, or approximately 9.7%, from $405,562 for the comparable period of the prior year. This was the result of the Company taking in 2005 the full write-off of financing costs associated with the redemption of tax exempt bonds, originally issued by the Authority on September 2, 1999, partially offset by increases in depreciation in 2006 due to acquired new machinery and equipment and upgrading of the corporate and warehouse facilities.

         Other expenses, net for the nine months ended December 31, 2006 were $2,014,666, an increase of $1,474,117, or approximately 272.7%, from $540,549 for the comparable period of the prior year, primarily due to an increase of $1,819,608 arising from grants and vesting of stock options partially offset by additional interest income due to higher compensating balances as a result of the private placement and NJEDA refinancing and higher sale proceeds of New Jersey tax losses.

         As a result of the foregoing, the Company's net loss for the nine months ended December 31, 2006 increased to $7,750,174 from the net loss of $4,648,549 for the comparable period of the prior year.

MATERIAL CHANGES IN FINANCIAL CONDITION

         The Company's working capital (total current assets less total current liabilities), decreased to $4,892,823 as of December 31, 2006 from $8,615,287 as of March 31, 2006, primarily due to the use of cash in funding the net loss of $5,740,006 from operations.

         The Company experienced negative cash flow from operations of $5,609,699 for the nine months ended December 31, 2006, primarily the result of the Company's net loss from operations caused by small revenues and increased research and development activities for the drug products in its pipeline.

         On November 15, 2004,  the Company's  partner,  ECR,  launched  Lodrane
24(R), once a day allergy product, utilizing the Company's extended release technology to provide for once daily dosing. Under its agreement with ECR, Elite is currently manufacturing commercial batches of Lodrane 24(R) in exchange for manufacturing fees and royalties on product revenues. Manufacturing fees and royalty income earned for the nine months ended December 31, 2006 was $476,598 and $66,939, respectively. The Company expects future cash flows from manufacturing fees and royalties to provide additional cash to help to fund its operations.

         On June 21, 2005, the Company and IntelliPharmaCeutics Corp. ("IPC"), entered into an agreement for the development and commercialization of a controlled released generic drug for certain anti-infective diseases by the parties. The Company estimated that the product had an addressable market in the U.S. of approximately $4 billion in 2004. The Company is to share in the profits, if any, from the sales of the drug. The agreement was amended on December 12, 2005, whereby IPC and another company with marketing and distribution capabilities in Canada, have agreed to the development and commercialization of the product for Canada with Elite and IPC to share in the proceeds of commercialization in Canada.

         On June 22, 2005, the Company and Pliva, Inc. ("Pliva") entered into a Product Development and License Agreement providing for the development and license of a controlled released generic anti-infective drug formulated by the Company. The Company is to manufacture and Pliva is to market and sell the product. Under the agreement, Pliva is to make milestone payments to the Company. The development costs are to be paid both by Pliva and the Company and the profits are to be shared.

         No assurance can be given that any of the above products will be successfully developed or that individually or in the aggregate they will generate any material revenues for the Company.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended December 31, 2006, the Company experienced negative cash flow and financed its operations primarily through utilization of its existing cash. As of December 31, 2006, the Company had approximately $5.1 million of cash and cash equivalents, a decrease of approximately $3.8 million from $8.9 million at March 31, 2006 and had working capital of approximately $4.9 million.

         Net cash used in operating activities for the nine months ended December 31, 2006, was $5,609,699 compared to $3,246,283 for the nine months ended December 31, 2005. The increase was the result of the Company's net loss of $7,750,174 and increases in prepaid expenses and other current assets, offset in part by non-cash charges of $2,438,188 with respect to stock option grants and vesting and $366,105 in depreciation and amortization expense. The net cash used in operating activities during the nine months ended December 31, 2005 arose from the Company's net loss of $4,648,549 offset in part by non-cash charges of $618,580 of stock option and warrant charges and $405,562 of depreciation and amortization expense.

         Investing activities used net cash of $104,012 during the nine months ended December 31, 2006, which resulted primarily from $678,507 of property and equipment purchases partially offset by the release of restricted cash of $579,965.

         During the nine months ended December 31, 2006, net cash of $1,879,359 provided by financing activities was primarily the result of a $2,000,000 equity infusion and $88,500 generated from the exercise of stock options offset in part by $34,141 in dividends and $175,000 in principal payments on the NJEDA Bonds. During the nine months ended December 31, 2005, financing activities provided net cash of $2,474,482 derived from the exercise of stock options and warrants for $1,292,995 and net proceeds of $3,800,548 derived from refinancing NJEDA Bonds, partially offset by $2,619,061 in principal note payments.

         The Company anticipates that the cash and cash equivalents of approximately $5 million as of December 31, 2006, are adequate to finance its operations through June 30, 2007 but thereafter additional financing may be required, particularly in view of the Company's expenditures required for the further development and commercialization of its products. The Company has no current arrangements with respect to additional financings. The Company intends to seek additional funds through the additional debt or equity funding; however no assurance can be given that the Company will be able to obtain the required additional financing or if obtained it will be on favorable terms. The Company's inability to obtain additional financing when needed would impair its ability to continue to meet its business objectives. Other possible sources for such additional financings are revenue derived from product licensing, cash exercises of the long term warrants issued in the October 2004 private placement, the replacement warrants issued in the December 2005 private placement, warrants issued in the March 2006 private placement and other warrants and options that are currently outstanding.

         The Company had outstanding, as of December 31, 2006, bonds in the aggregate principal amount of $3,980,000, consisting of $3,540,000 of 6.5% tax exempt Bonds with an outside maturity of September 1, 2030 and $440,000 of 9% Bonds with an outside maturity of September 1, 2012. The bonds are secured by a first lien on the Company's facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the redemption of previously issued tax exempt bonds issued by the Authority in September 1999 and to refinance equipment financing, as well as provide approximately $1,000,000 of capital for the purchase of additional equipment for the manufacture and development at the Company's facility of pharmaceutical products and the maintenance of a $415,500 debt service reserve. All of the restricted cash, other than the debt service reserve, is expected to be expended within the year ended March 31, 2007 and is therefore categorized as a current asset on the Company's consolidated balance sheet as of December 31, 2006. Pursuant to the terms of the related bond indenture agreement, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of December 31, 2006, the Company was in compliance with the bond covenants.

         The Company from time to time may consider potential strategic transactions including acquisitions, strategic alliances, joint ventures and licensing arrangements with other pharmaceutical companies. There can be no assurance that any such transaction will be available or consummated.

         As of December 31, 2006, the Company's principal source of liquidity was cash and cash equivalents of approximately $5 million. The Company also may receive funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from the potential sale of New Jersey tax losses. There can be no assurance that proceeds from the sale of tax losses and from the exercise, if any, of outstanding warrants or options will be material.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company had no investments in marketable securities as of December 31, 2006 or assets and liabilities which are denominated in a currency other than U.S. dollars or involve commodity price risks.


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

         There was no change in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II.          OTHER INFORMATION

ITEM 5.           OTHER INFORMATION.

EXECUTIVE EMPLOYMENT AGREEMENTS.

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

         The Berk Agreement provides for a base annual salary of $330,140 (his current salary) which may at the discretion of the Board of Directors be increased in light of factors including the existing financial condition of the Company and his success in implementing the Company's business plan and achieving its strategic alternatives. He is to continue to receive an automobile allowance of $800 per month. The Behl and Dick Agreements provide for an initial base annual salary of $250,000 and $200,000, respectively, a guaranteed bonus of $25,000 payable on January 1, 2007 and within 30 calendar days of the end of each fiscal year during the term and a $700 per month automobile allowance.

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

         Each of Behl's and Dick's agreement provides for the grant under the 2004 Stock Option Plan (the "2004 Plan") to the executive at an exercise price of $2.25 of options to purchase 250,000 shares. The Berk, Behl and Dick Agreements each provide for the grant to the executive of options at the foregoing exercise price to purchase up to 300,000 additional shares (the "Opioid Product Options") which are to vest in two 150,000 share tranches upon the closing of an exclusive product license for the United States national market, the entire European Union Market or the Japan market or a product sale transaction of all the Company's ownership rights in the United States (only once for each product) for the Company's first drug developed by the Company for which the United States Food and Drug Administration (the "FDA") approval will be sought under a NDA (including a 505(b) (2) application) for oxycodone, hydrocone, hydromorphone, oxymorphone, or morphine ("Non-Generic Opioid Product") as to the first tranche and as to the Company's second Non-Generic Opioid Drug for the second tranche. The Berk Agreement provides for the amendment of the vesting of options as to 400,000 shares which had been granted on September 2, 2005 to Berk at an exercise price of $2.69 per share ("Berk's Previous Milestone Options") and the Behl and Dick Agreements provides for the grant of options at the exercise price of $2.25 per share for each of Behl and Dick as to 200,000 shares (collectively along with Berk's Previous Milestone Options, the "Milestone Options") with the Milestone Options of each of the three executives to vest (A) as to not more than 125,000 shares and 75,000 shares, respectively, upon the commencement of the first Phase III clinical trial relating to the first and then the second Non-Generic Opioid Drug developed by the Company; (B) 50,000 shares upon the closing of each product license or product sale transaction (on a product by product basis and only once for each product) other than Non-Generic Opioid Drugs for which options were granted above; (C) 10,000 shares upon the filing by the

Company (in the Company's name) with the FDA of either an ANDA or an NDA (including an application filed with the FDA under Section 505(b)(2) of the Federal, Food, Drug, and Cosmetic Act, 21 U.S.C. Section 301 et seq.)
(collectively, a "NDA"), for a product not covered by a previous FDA application; (D) 40,000 shares upon the approval by the FDA of any ANDA or NDA (filed in the Company's name) for a product not previously approved by the FDA;
(E) 25,000 shares upon the filing of an application for a U.S. patent by the Company (in the Company's name); and (F) 25,000 shares upon the granting by the U.S. Patent and Trademark Office (the "PTO") of a patent to the Company filed in the Company's name or an approval of an ANDA or NDA; provided, however the foregoing options terminate upon the executive's termination of employment except that options under (D) and (F) nevertheless vest if the filing was made during the initial term but prior to termination of the executive's employment by the Company without cause and the approval was made within 540 days of the filing of the ANDA, NDA or patent application.

         The Company also agreed that in the event that as to Berk all of the options to purchase the full 400,000 Berk's Previous Milestone Options has fully vested during the initial term of the agreement and as to each of Behl and Dick all 200,000 Milestone Options have fully vested during the initial term of his agreement, the Company will grant under the Plan to the executive at the end of the first current fiscal year in which the following event occurs fully vested additional options to purchase the following shares at the fair market value on the date of grant (the "Additional Milestone Options"): (a) to the extent not previously vested with respect to his comparable Milestone Options: (i) up to 125,000 shares upon the commencement of the first Phase III clinical trial relating to the first Non-Generic Opioid Drug developed by the Company and (ii) up to an additional 125,000 shares as to such trial relating to the second Non-Generic Opioid Drug developed by the Company, (b) 50,000 shares upon the closing of each product license for the United States national market or product sale transaction of all ownership rights (on a product by product basis and only once for each product); (c) 10,000 shares upon the filing by the Company (in the Company's name) with the FDA of either an ANDA or NDA for a product not covered by a previous FDA application for each drug product of the Company, other than the Non-Generic Opioid Drugs for which any Opioid Option was granted under the Agreement; (d) 40,000 shares upon the approval by the FDA of any ANDA, NDA or 505(b)(2) application filed in the Company's name for a product not previously approved by the FDA; (e) 25,000 shares in the event of the filing of an application of an additional U.S. patent by the Company (filed in the Company's name); and (f) 25,000 shares in the event of the granting by the PTO of the foregoing additional patent applications to the Company (filed in the Company's name).

         The Berk Agreement acknowledges that Berk holds previously granted fully vested incentive stock options to purchase 725,000 shares, of which 300,000 vested options are exercisable at $2.01 per share, 225,000 vested options are exercisable at $2.15 per share and 100,000 vested options are exercisable at $2.69 per share, and the remaining 100,000 options, which vest on September 2, 2007, are exercisable at $2.69 per share.

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

         Berk's Agreement, as did his Amended and Restated Employment Agreement, provides that if the Company terminates his employment due to his permanent disability, without cause or he terminates his employment for good reason, Berk shall be entitled to the following severance: (i) any earned but unpaid base salary plus any unpaid reimbursable expenses as of the effective date of termination of his employment, (ii) the then-current base salary and reimbursement of the cost to replace the life and disability insurance coverages afforded to Berk under the Company's benefit plans with substantially similar coverages, following the effective date of termination of his employment, for a period equal to the greater of (x) the remainder of the then-current term, or
(y) two years following the effective date of termination and (iii) payment by the Company of premiums for health insurance for the period during which Berk is entitled to continued health insurance coverage as specified in the Comprehensive Omnibus Budget Reconciliation Act. In the event that the Company terminates Berk's employment because of his permanent disability, Berk is to be entitled to the severance specified above, less any amounts actually received by him under any disability insurance coverage provided for and paid by the Company. In the event that the Company terminates Berk's employment for cause or Berk terminates his employment with the Company without good reason, Berk shall be entitled to any earned but unpaid base salary plus any unpaid reimbursable expenses as of the effective date of termination of his employment.

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

         Each of Behl's and Dick's Agreements provide that in the event the Company terminates his employment for "Cause" as defined in the agreement or the executive terminates employment without good reason, he is to receive salary through date of termination, reimbursement for expenses incurred prior to termination, all unvested options will terminate as of the date of termination and vested options will be governed by the terms of the 2004 Plan and the related option agreement. In the event of a termination due to death, disability or by the Company without cause or by Behl or Dick for good reason, the Company is to pay him or his estate subject to his compliance with certain covenants, including non-competition, non-solicitation, confidentiality and assignment of intellectual property, his base salary for the longer of the balance of the initial term or one year from date of termination, continue health insurance coverage for 12 months from termination and his vested options are to be exercisable for 90 days from date of termination.

         In the event the employment of Behl or Dick is terminated by the Company following a "Change of Control" of the Company, he will be entitled to the amounts payable as a result of termination by the Company without cause plus a lump sum payment of $500,000 and all unvested options shall immediately vest and along with unexercised vested options be exercisable within 90 days from the date of termination. "Change of control" is defined in each of their agreements as the acquisition of the Company pursuant to a merger or consolidation which results in the reduction to less than 50% of the shares outstanding upon consummation of the holders of its outstanding shares immediately prior thereto or sale of substantially all the assets or capital stock of the Company to another person, or the acquisition by a person or a related group in a single transaction or a series of related transaction of more than 50% of the combined voting power of the Company's outstanding voting securities.

         Berk's Agreement contains his non-solicitation covenant for a period of one year from termination. Each of Behl and Dick has agreed to a one-year following termination non-competition covenant and a two year following termination non-solicitation covenant.

         The executives are to be reimbursed for expenses (including business, travel and entertainment) reasonably incurred in the performance of his duties, with Behl's and Dick's agreements providing that reimbursement of expenses in excess of $2,000 per month are subject to the approval of the Company's Chief Executive Officer. Each of the executives is entitled to participate in such employee benefit and welfare plans and programs, which may be offered to senior executives of the Company including life insurance, health and accident, medical plans and programs and profit sharing and retirement plans.

         Each employment agreement is for an initial term ending November 13, 2009, subject to automatic one-year renewals unless terminated by the executive or the Company upon at least 60 days notice prior to the end of the then scheduled expiration date. The Company has the right to terminate Berk's employment in the event of his inability to perform work due to physical or mental illness or injury for nine full calendar months during any eight consecutive calendar months. It has the right to terminate Behl's or Dick's employment due to disability as defined in a long-term disability insurance policy reasonably satisfactory to him or, in the absence of such policy, due to his inability for 120 days in any 12 month period to substantially perform his duties as a result of a physical or mental illness.

STRATEGIC ALLIANCE

         See "Note 4. Alliance Agreement" of the Company's Consolidated Financial Statements for information concerning the Strategic Alliance Agreement (the "Alliance Agreement") with Dr. Veerappan S. Subramanian ("VS") and VGS Pharma, LLC, a Delaware limited liability company ("VGS"), under which (i) VS was appointed to the Company's Board of Directors, (ii) VGS made a $2,000,000 equity investment in the Company, (iii) the Company engaged VS to serve as strategic advisor to the Company on the research, development and commercialization of the Company's existing pipeline, (iv) the Company and VGS formed Novel Laboratories Inc., a Delaware corporation ("Novel"), as a separate specialty pharmaceutical company for the research, development, manufacturing, licensing and acquisition of specialty generic pharmaceuticals, and (v) the Company contributes $2,000,000 to Novel and agreed to make additional contributions.

         VS is a highly accomplished formulator and experienced business executive in the generic pharmaceutical industry. VS has been responsible for the development and FDA approval of over 150 specialty and generic drug products. VGS is a wholly-owned subsidiary of Kali Capital, L.P., which is controlled by Kali Management, LLC ("Kali"), its general partner, and Kali is controlled by Anu Subramanian, its managing member and daughter of VS.

CHIEF SCIENTIFIC OFFICER

         On February 9, 2007, VS, a recently appointed director of the Company, agreed to become the acting Chief Scientific Officer of the Company and, as such, will oversee all scientific activities and employees.

         On the same date, the Company and Dr. Behl entered into an Amended and Restated Employment Agreement under which Dr. Behl's position was changed from Chief Scientific Officer to Head of Technical Affairs and who is to report to the Chief Executive Officer, the Chief Scientific Officer and any additional executive officer designated by the Board of Directors of the Company (the "Board"). In addition, the definition of "cause" has been amended to include a determination by the Board, in its sole discretion, that the employment of Dr. Behl should terminate, provided that such termination will be effective on the 30th day after the written notice to Dr. Behl of such determination.

         In July 2006, Dr. Charan Behl, its then Chief Scientific Officer, consented to an injunction entered by the United States District Court for the District of Columbia and agreed to pay penalties for alleged violations of
Section 17(a) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated under the Exchange Act. The United States Securities and Exchange Commission (the "SEC") alleged that, in May 2004, Dr. Behl sold shares of another public company subject to the reporting requirements of the Exchange Act, based on information received from a then employee of such company relating to a FDA notification regarding a New Drug Application filed by such company. In August 2006, a final judgment was entered against Dr. Behl based upon his consent (the "Final Judgment"). The events described above did not involve the Company nor any securities of the Company. Prior to December 2006, the Company had no knowledge of the alleged events, the SEC complaint or the related Final Judgment.

ITEM 6.           EXHIBITS

         The exhibits listed in the accompanying below are filed as part of this report.

Exhibit
Number     Description
--------------------------------------------------------------------------------

10.1 Product Collaboration Agreement with ThePharmaNetwork, LLC dated as of November 10, 2006 filed as an exhibit to Company's Current Report on Form 8-K dated November 15, 2006 and incorporated by reference thereto.

10.2 Second Amended and Restated Employment Agreement with Bernard Berk, dated November 13, 2006, filed as an exhibit to Company's Quarterly Report on Form 10-Q dated November 14, 2006 and incorporated by reference thereto.

10.3 Employment Agreement with Chris Dick, dated November 13, 2006, filed as an exhibit to Company's Current Report on Company's Quarterly Report on Form 10-Q dated November 14, 2006 and incorporated by reference thereto.

10.4 Employment Agreement with Charan Behl, dated November 13, 2006, filed as an exhibit to Company's Current Report on Company's Quarterly Report on Form 10-Q dated November 14, 2006 and incorporated by reference thereto.

10.5 Strategic Alliance Agreement between Company, VGS Pharma, LLC ("VGS") and Veerappan Subramainian ("VS") dated as of December 6, 2006 filed as an exhibit to Company's Current Report on Form 8K dated December 12, 2006 and incorporated by reference thereto.

10.6 Advisory Agreement between Company and VS filed as an exhibit to Company's Current Report on Form 8K dated December 12, 2006 and incorporated by reference thereto.

10.7 Registration Rights Agreement between Company, VGS and VS filed as an exhibit to Company's Current Report on Form 8K dated December 12, 2006 and incorporated by reference thereto.

10.8 Employment Agreement between Novel Laboratories, Inc. and VS filed as an exhibit to Company's Current Report on Form 8K dated December 12, 2006 and incorporated by reference thereto.

10.9 Stockholders' Agreement between Company, VGS, VS and Novel filed as an exhibit to Company's Current Report on Form 8K dated December 12, 2006 and incorporated by reference thereto.

10.10 Warrant issued to VGS filed as an exhibit to Company's Current Report on Form 8K dated December 12, 2006 and incorporated by reference thereto.

10.11 Nonqualified Stock Option granted to VS filed as an exhibit to Company's Current Report on Form 8K dated December 12, 2006 and incorporated by reference thereto.

10.12 Amended and Restated Employment Agreement with Charan Behl, dated February 9, 2007, filed as an exhibit to Company's Current Report on Form 8-K dated February 14, 2007 and incorporated by reference thereto.

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



                                    ELITE PHARMACEUTICALS, INC.


Date:  February 14, 2007            By: /s/ Bernard Berk

                                    ----------------------------
                                    Bernard Berk
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:  February 14, 2007            By:  /s/ Mark I. Gittelman

                                    ----------------------------
                                    Mark I. Gittelman
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)