Form 10-K
period 2007-03-31
ELITE PHARMACEUTICALS INC /DE/
filed 2007-06-28
CIK 1053369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  (MARK ONE)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED - March 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| ] No |X|

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

 Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 26, 2007 was approximately $45,864,702 based upon the closing price of the registrant's Common Stock on the American Stock Exchange, as of September 29, 2006. (For purposes of determining this amount, only directors, executive officers, and, based on Schedule 13(d) filings as of May 15, 2007 10% or greater stockholders and their respective affiliates have been deemed affiliates).

Registrant had 20,820,048 shares of common stock, par value $0.01 per share, outstanding as of June 26, 2007.

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

ANY REFERENCE TO "ELITE", THE "COMPANY"," WE", "US", "OUR" OR THE "REGISTRANT" MEANS ELITE PHARMACEUTICALS INC. AND ITS SUBSIDIARIES.

                                TABLE OF CONTENTS

                                 Form 10-K Index

                                                                            PAGE

                                     PART I

Item 1.   Business.............................................................1
Item 1A.  Risk Factors........................................................15
Item 1B.  Unresolved Staff Comments...........................................26
Item 2.   Properties..........................................................26
Item 3.   Legal Proceedings...................................................26
Item 4.   Submission of Matters to a Vote of Security Holders.................27

                                     PART II

Item 5.   Market for Registrant's Common Equity Related Stockholder
          Matters and Issuer Purchases of Equity Securities...................28
Item 6.   Selected Financial Data.............................................32
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation................................................32
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........38
Item 8.   Financial Statements and Supplementary Data.........................38
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................38
Item 9A.  Controls and Procedures.............................................38
Item 9B.  Other Information...................................................38

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance..............40
Item 11.  Executive Compensation..............................................46
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..........................58
Item 13.  Certain Relationships and Related Transactions, and
          Director Independence...............................................61
Item 14.  Principal Accounting Fees and Services..............................64

                                     PART IV

Item 15.  Exhibits, Financial Statements and Schedules........................65
          Signatures..........................................................73
          Consolidated Financial Statements..................................F-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Elite Pharmaceuticals, Inc. ("ELITE PHARMACEUTICALS") was incorporated on October 1, 1997 under the laws of the State of Delaware, and our wholly-owned subsidiaries, Elite Laboratories, Inc. ("ELITE LABS") and Elite Research, Inc. ("ELITE RESEARCH") were incorporated on August 23, 1990 and December 20, 2002, respectively, under the laws of the State of Delaware. Elite Pharmaceuticals, Elite Labs, Elite Research and Novel, a variable interest entity, are referred to herein, collectively, as "ELITE", "WE", "US", "OUR" or the "COMPANY".

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

      The address of our principal executive offices and our telephone and facsimile numbers at that address are:

      Elite Pharmaceuticals, Inc., 165 Ludlow Avenue, Northvale, New Jersey 07647; Phone No.: (201) 750-2646; Facsimile No.: (201) 750-2755.

      We file registration statements, periodic and current reports, proxy statements and other materials with the Securities and Exchange Commission (the "SEC"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.W., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.

BUSINESS OVERVIEW AND STRATEGY

      We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled release products. We develop oral, controlled release products using proprietary technology. Our strategy includes improving off-patent drug products for life cycle management and developing generic versions of controlled release drug products with high barriers to entry. Our technology is applicable to develop delayed, sustained or targeted release pellets, capsules, tablets, granules and powders.

      We have two products, Lodrane 24(R) and Lodrane 24D(R), currently being sold commercially, and a pipeline of seven drug candidates under development in the therapeutic areas that include pain management, allergy and infection. Of the products under development, ELI-216, an abuse deterrent oxycodone product, and ELI-154, a once daily oxycodone product, are in clinical trials and we have completed pilot studies on two of our generic product candidates. The addressable market for the pipeline of products exceeds $6 billion. Our facility in Northvale, New Jersey also is a Good Manufacturing Practice ("GMP") and DEA registered facility for research, development and manufacturing.

      At the end of 2006, we entered into a joint venture with VGS Pharma, LLC and created Novel Laboratories, Inc. ("NOVEL"), a privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals. Novel's business strategy is to focus on its core strength in identifying and timely executing niche business opportunities in the generic pharmaceutical area.

STRATEGY

      We are focusing our efforts on the following areas: (i) development of our pain management products, (ii) manufacturing of Lodrane 24(R) and Lodrane 24D(R) product; (ii) the development of the other products in our pipeline; and (iii) commercial exploitation of our products either by license and the collection of royalties, or through the manufacture of our formulations, and (iv) development of new products and the expansion of our licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations, including Novel.

      We are focusing on the development of various types of drug products, including branded drug products (which require new drug applications ("NDA") under Section 505(b)(1) or 505(b)(2) of the Drug Price Competition and Patent Term Restoration Act of 1984 (the "DRUG PRICE ACT")) as well as generic drug products (which require abbreviated new drug applications ("ANDA")).

      We intend to continue to  collaborate  in the  development  of  additional
products  with  our  current   partners.   We  also  plan  to  seek   additional
collaborations to develop more drug products.

      We believe  that our  business  strategy  enables us to reduce our risk by having a diverse product portfolio that includes both branded and generic products in various therapeutic categories and build collaborations and establish licensing agreements with companies with greater resources thereby allowing us to share costs of development and to improve cash-flow.

RESEARCH AND DEVELOPMENT

      During each of the last three fiscal years, we have focused on research and development activities. We spent $6,085,888 for the fiscal year ended March 31, 2007, $4,343,890 in the fiscal year ended March 31, 2006 and $2,698,641 in the fiscal year ended March 31, 2005 on research and development activities. Our research and development spending has increased as we prepare for Phase III clinical trials for ELI-216 and ELI-154 and spend more on development costs including scale up and clinical studies.

      Of our seven products in the pipeline, three are for treatment or management of pain (ELI 216 is an abuse resistant oxycodone and ELI 154 is a once daily oxycodone and a third is for an analgesic indication), two are for anti-infective indications, and one is for gastrointestinal disorders

      It is our general policy not to disclose products in our development pipeline or the status of such products until a product reaches a stage that we determine, for competitive reasons, in our discretion, to be appropriate for disclosure and because the disclosure of such information might suggest the occurrence of future matters or events that may not occur. In this instance, we believe that disclosure of the information in the following table is helpful for the description of the general nature, orientation and activity of the Company, and the disclosures are made for such purpose. No inference should be made as to the occurrence of matters or events not specifically described. We may or may not disclose such information in the future based on competitive reasons and/or contractual obligations. We believe that the information is helpful on a one-time basis for the purpose described above.

      The following table provides information concerning the controlled release products that we are developing and to which we are devoting substantial resources and attention. None of these products has been approved by the United Stated Food and Drug Administration (the "FDA") and all are in development.

            PRODUCT             APPROX. U.S. SALES FOR      NDA/                 PARTNER                   INDICATION
                                 BRAND AND/OR GENERIC     ANDA (B)
                                       PRODUCTS
                                    (2006) $MM(A)
ELI 154                                 N/A(c)              NDA                    None                  Pain Management
Once Daily Oxycodone

ELI 216                                 N/A(c)              NDA                    None                  Pain Management
Once daily oxycodone with
abuse resistant technology
(ART(TM))

Generic                                  $40                ANDA              Pliva US, Inc.                Infection
                                                                            (East Hanover, NJ)

Generic                                  $50                ANDA       Orit Laboratories, Inc. (d)        Anti-Anxiety
                                                                            (East Hanover, NJ)

Generic                                 $3,600              ANDA           IntelliPharmacutics          Gastrointestinal
                                                                             Toronto, Canada)             disorders(e)

Generic                                  $100               ANDA       Tish Technologies, Inc. (d)          Infection
                                                                          (East Hanover, NJ) and
                                                                       Harris Pharmaceuticals (Ft.
                                                                               Meyers, FL)

Generic                                  $30                ANDA          The PharmaNetwork, LLC         Pain Management
                                                                              (Montvale, NJ)

----------
(a) Indicates the approximate amount of sales of our competitor's product and any generics (if there are any). It does not represent the sales of any of our products.
(b) "NDA" represents a new drug application which is filed with the FDA for new drug products and "ANDA" represents an abbreviated new drug application which is filed with the FDA for generic drug products.
(c) N/A means not applicable because there is no branded product on the market. There is neither a once-daily oxycodone or an abuse resistant oxycodone on the market. The market for sustained release oxycodone was approximately $1.3 billion in 2006.

(d)  Orit Laboratories is an affiliate of Tish Technologies.
(e) This includes an agreement that grants to Elite a percentage of payments paid to its Canadian partner for commercial sale of a generic of this product.

      The table below presents information with respect to the development of our seven products under development. For some of the products, we intend to make NDA filings under Sections 505(b)(1) or 505(b)(2) of the Drug Price Act. Accordingly, we anticipate, as to which there is no assurance, that the development timetable for the products for which such NDA filings are made would be shorter and less expensive. Completion of development of products by us depends on a number of factors, however, and there can be no assurance that specific time frames will be met during the development process or that the development of any particular products will be continued.

      In the table, Pilot Phase I studies for the NDA products are generally preliminary studies done in healthy human subjects to assess the tolerance/safety and pharmacokinetics of the product. The Phase II study listed below was done in recreational drug users and a visual analog scale for euphoria was measured in the study. Additional larger studies in humans will be required prior to submission of the product to the FDA for review. Pilot bioequivalence studies are initial studies done in humans for generic products and are used to assess the likelihood of achieving bioequivalence for generic products. Larger pivotal bioequivalence studies will be required prior to submission of the product to the FDA for review.

       DEVELOPMENT STAGE          NUMBER OF PRODUCTS             NDA/ANDA
       -----------------          ------------------             --------
          Preclinical                      2                       ANDA
   Pilot bioequivalence study              3                       ANDA
      Pilot Phase I study                  1                        NDA
            Phase II                       1                        NDA

      The above table does not include generic drug products currently under development at Novel.

COMMERCIAL PRODUCTS

      Elite manufactures two once daily allergy products, Lodrane 24(R) and Lodrane 24D(R), that were co-developed with our partner, ECR Pharmaceuticals. Elite entered into development agreements on these two products with ECR in June 2001 whereby Elite agreed to commercially develop two products in exchange for development fees, certain payments, royalties and manufacturing rights. The products are being marketed by ECR which also has the responsibility for regulatory matters. In addition to receiving revenues for manufacture of these products, Elite also receives a royalty on in-market sales.

      Lodrane 24(R), was first commercially offered in November 2004, and Elite's revenues for manufacturing the product and a royalty on sales for the years ended March 31, 2005, 2006 and 2007 aggregated $150,030, $550,697 and
$588,620 respectively. Lodrane 24D(R) was first commercially offered in December, 2006 and Elite's revenues for manufacturing the product and a royalty on sales for the year ended March 31, 2007 aggregated $555,221.

PRODUCTS UNDER DEVELOPMENT

      ELI-154 AND ELI-216

      For ELI-154, Elite has developed a once-daily oxycodone formulation using its proprietary technology. An investigational new drug application or IND has been filed and Elite has completed two pharmacokinetic studies in healthy subjects that compared blood levels of oxycodone from dosing ELI-154 and the twice-a-day product that is on the market currently. ELI-154, when compared to twice daily delivery, demonstrated an equivalent onset, more constant blood levels of the drug over the 24 hours and equivalent blood levels to the twice-a-day product at the end of 24 hours. We are now scaling up that product using commercial size equipment for manufacture of batches. Elite has submitted a proposed clinical plan to the FDA and is awaiting comments from the FDA. Upon receiving their comments, we intend to request a special protocol assessment ("SPA") for the ELI-154 Phase III protocol and, shortly after receiving agreement with the FDA on the SPA, we intend to begin the Phase III trial. Elite will conduct Phase I studies including, but not limited to, a food effect, ascending dose and multi-dose studies. Such Phase I studies are not expected to affect the timetable of the Phase III trial.

      ELI-216 utilizes our patent-pending abuse deterrent technology that is based on a pharmacological intervention approach. ELI-216 is a combination of a narcotic agonist, oxycodone hydrochloride, in a sustained release formulation intended for use in patients with moderate to severe chronic pain, and an antagonist, naltrexone hydrochloride, formulated to deter abuse of the drug. Both of these compounds, oxycodone hydrochloride and naltrexone hydrochloride, have been on the market for a number of years and sold separately in various dose strengths. Elite has filed an IND for the product and has tested the product in a series of pharmacokinetic studies. In single dose studies for ELI-216, it was demonstrated that no quantifiable blood levels of naltrexone hydrochloride were released at a limit of quantification ("LOQ") of 7.5 pg/ml. When crushed, however, naltrexone hydrochloride was release at levels that would be expected to eliminate the euphoria from the crushed oxycodone hydrochloride. This data is consistent with the premise of Elite's abuse resistant technology or ART, that essentially no naltrexone is released and absorbed when administered as intended.

      In further studies, ELI-216 demonstrated the euphoria-blocking effect of ELI-216 when the product is crushed. This study was designed to determine the optimal ratio of oxycodone hydrochloride and the opioid antagonist, naltrexone hydrochloride, to significantly block the euphoric effect of the opioid if the product is abused by physically altering it, (i.e., crushing). The study also helped determine the appropriate levels of naltrexone hydrochloride required to reduce or eliminate the euphoria experienced by subjects who might take crushed product to achieve a "high". Elite intends to complete and submit to the FDA a second stage of this study that will be a double blinded, cross-over pivotal study.

      Elite met with the FDA in October 2006 for a Type C clinical guidance meeting regarding the NDA development program for ELI-216. Elite has incorporated the FDA's guidance into its developmental plan. Elite has begun scale up of ELI-216 to commercial size batches and Elite has submitted an SPA to the FDA for the ELI-216 Phase III protocol. Elite intends to enter Phase III shortly after receiving agreement with the FDA on the SPA. Elite will conduct additional Phase I studies including, but not limited to, food effect, ascending dose and a multi-dose studies.

      Elite has developed ELI-154 and ELI-216 and retains the rights to these products. Elite has currently chosen to develop these products itself but expects to license these products at a later date to a third party for sales and distribution. The drug delivery technology underlying ELI-154 was originally developed under a joint venture with Elan which terminated in 2002.

      According to the termination agreement, Elite acquired all proprietary, development and commercial rights for the worldwide markets for the products developed by the joint venture including ELI-154. Upon licensing or commercialization of ELI-154, Elite will pay a royalty to Elan pursuant to the termination agreement with Elan. If Elite were to sell the product itself, Elite would pay a 1% royalty to Elan based on the product's net sales and if Elite enters into an agreement with another party to sell the product, Elite will pay a 9% royalty to Elan based on Elite net revenues from this product (Elite net product revenues would include license fees, royalties, manufacturing profits and milestones). Elite is allowed to recoup all development costs including research, process development, analytical development, clinical development and regulatory costs before payment of any royalties to Elan.

      MANUFACTURING, CO-DEVELOPMENT AND LICENSE AGREEMENTS

      On March 30, 2005, Elite entered into a three party agreement with Tish Technologies, Inc. and Harris Pharmaceuticals, Inc. ("HARRIS") for the
co-development and license of a controlled release generic product. Upon its development and the securing of the required FDA approval by the formulation development company, Elite is to manufacture the product and Harris is to sell and distribute the product. In addition to the transfer price for manufacturing the product, Elite is to share the profits, if any, realized upon sales. The innovator's reference product for this generic was originally a capsule. The innovator has now received approval for an alternative dose form (a tablet rather than capsule) and has discontinued the original dose form. While a reference product remains for the capsule, the market opportunity has changed and this affects how we might commercialize the capsule dosage form. On June 19, 2006, we received written notice from Harris of Harris' intent to terminate the agreement in accordance with Section 9.3 of the agreement. As the date hereof, Elite has received $29,700 for this development work.

      On June 21, 2005, Elite entered into a product development and commercialization agreement with IntelliPharmaCeutics Corp. ("IPC"), a privately held, specialty pharmaceutical Canadian company that develops generic controlled release drug products. It is affiliated with IntelliPharmaCeutics, Ltd. The agreement provides for the co-development and commercialization of a controlled released generic product. IntelliPharmaCeutics has taken a formulation for the product into a pilot bioequivalence biostudy. Upon commercialization, Elite is to share the profits, if any, realized upon sales. A successful pivotal biostudy and an approved ANDA filing is required to commercialize this product.

      On December 12, 2005, Elite and IPC amended their obligations to suspend their obligations under the IPC Agreement with respect to the development and commercialization of the controlled release drug product in Canada. IPC, in turn, entered into an agreement with ratiopharm, inc., a Canadian company, for the development and commercialization for the product in Canada and will pay Elite a certain percentage of any payments received by IPC with respect to the commercial sale of this product by ratiopharm, inc. in Canada.

      On June 22, 2005, Elite entered into a Product Development and License Agreement with PLIVA, Inc. ("PLIVA"), now a subsidiary of Barr Pharmaceuticals Inc., providing, for the development and license of a controlled released generic product. Under the agreement, PLIVA is to make upfront and milestone payments in the aggregate of $550,000 to Elite. Elite is to manufacture and PLIVA is to market and sell the product. The development costs will be paid by PLIVA and Elite and the profits will be shared equally. As of the date hereof, Elite has not received any of the payments from PLIVA. Elite has developed a formulation that matches the branded product and has tested it in a pilot study. A successful pivotal biostudy and an approved ANDA filing is required to commercialize this product. On June 28, 2007, Elite and Pliva terminated the Product Development and License Agreement and entered into a termination agreement according to which it was agreed that Elite owns all intellectual property rights relating to the controlled released generic product under development and Pliva agreed to pay Elite $100,000 in discharge of outstanding payments under the Product Development and License Agreement.

      On January 10, 2006, Elite entered into an agreement with Orit Laboratories LLC ("ORIT"), an affiliate of Tish Technologies LLC, providing that Elite and Orit will co-develop and commercialize an extended release drug product for treatment of anxiety, and, upon completion of development, may license it for manufacture and sale. The parties intend to develop all dose strengths of the product. Orit has been providing formulation and analytical resources for the development work. Elite's facility has been used for manufacture of development batches. Elite is to share in the profits, if any from the sales of the drug. A formulation has been developed that matches the innovator's product using IN VITRO testing and next steps will be scale up and pilot testing.

      On November 10, 2006, Elite entered into a product collaboration agreement with The PharmaNetwork, LLC ("TPN") for the development of the generic product equivalent of a synthetic narcotic analgesic drug product. TPN is to perform development services and prepare and file an ANDA in the name of TPN with the FDA. Elite is to provide development support, including the purchase of active pharmaceutical ingredients and materials and supplies to manufacture the batch, provide adequate facilities to TPN for use in its development work and following ANDA approval, Elite will manufacture the drug product developed. Elite is to pay TPN for the development services rendered upon the attainment of certain milestones. The out-of-pocket costs are to be shared by TPN and Elite, with TPN's obligation to be payable from the royalty compensation. Formulation development work is currently underway.

JOINT VENTURE WITH NOVEL

      In December 2006, we entered into a joint venture with VGS Pharma, LLC ("VGS") and created Novel Laboratories, Inc ("Novel"), a separate privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals.

      We acquired 49% and VGS acquired 51% of Novel's Class A Voting Common Stock for $9,800 and $10,200 respectively. We initially contributed $2,000,000 to Novel and have agreed to provide additional contributions upon the achievement of certain performance milestones of Novel to be mutually agreed to by Elite and VGS.

      In March 2007, Dr. Veerappan Subramanian, Novel's CEO, provided Elite with Novel's initial business plan which identified 22 generic drug products to be developed by Novel and the proposed funding milestones for Elite's remaining contributions to Novel. Pursuant to the agreed upon plan, Elite contributed $2,000,000 on May 15, 2007 and $3,000,000 on June 15, 2007. The remaining contributions to be made by Elite shall be funded in the amounts and upon the occurrence of the following milestones: (i) $10,000,000 upon the submission to the FDA of three ANDAs related to three different prospective products developed by Novel and (ii) $10,000,000 upon the submission to the FDA of three ANDAs related to at least three additional different prospective products developed by Novel; provided that the aggregate contributions to be made by Elite shall not exceed (i) $15,000,000 prior to November 1, 2007 or (ii) $25,000,000 prior to May 1, 2008. The remaining contributions of Elite are not monetary obligations but rather conditions that must be met in order for Elite to maintain its current equity interest in Novel.

      In the event that (i) Elite defers for more than 90 days the payment of a contribution installment due to Novel's failure to achieve a performance milestone, (ii) Elite fails to make a requisite contribution following Novel's achieving a performance milestone or (iii) Novel requires additional financing beyond amounts provided in the business plan or Elite's agreed upon additional contributions, Novel may seek such financing through a subscription offering to its Class A Stockholders and, to the extent not fully subscribed, from third parties.

      As long as each of Elite and VGS owns at least 10% of the shares of Class A Voting Common Stock of Novel, each shall designate one of the two directors to constitute the Novel Board of Directors, with the VGS designee to be Dr. Subramanian, unless otherwise approved by Elite. Novel is prohibited from taking of certain actions without approval of the two designees, including, but not limited to, amendments of charter, by-laws and other governance agreements, spin-offs or public offerings of equity securities, a liquidation or dissolution, dividends, authorization or issuance of additional securities or options, bankruptcy, a material change of the business or a business plan, approval of a business plan and the yearly operating budget, creation of a security interest, capital expenditures in excess of 110% of the amount provided in the business plan, investments in excess of the amounts approved in the Business Plan, an increase or decrease of the Board; and any investments by Dr. Subramanian in any competitive company or its affiliate.

      In the event Elite fails to make its remaining contributions after the occurrence of the relevant milestones event, VGS has the right to purchase at the original purchase price from Elite that proportion of its original shares of Novel Class A Common Stock equal to the proportion of the required additional contributions not made by Elite.

      In the event of Dr. Subramanian's resignation from Novel for other than good reason or his termination by Novel for cause or his death or disability as defined in the employment agreement between Novel and Dr. Subramanian, Elite has the corresponding right to acquire up to 75% of VGS's original shares of Class A Common Stock of Novel at the original purchase price; such percentage to be reduced to 50% and 25% and 0% upon the first, second and third anniversary of the Stockholders' Agreement, with a pro rata portion of such reduction to be effected upon the death or disability of Dr. Subramanian during the applicable period. Each of Elite and VGS has a right to acquire at the then fair value, Elite's or VGS's shares of Novel upon the bankruptcy, dissolution or liquidation, a change of control of the other or, if as a result of the purchases at the original purchase price, the percentage of Novel owned by such party is less than 10% of Novel.

      On June 5, 2007, the board of directors of Novel agreed to approve a stock option plan (the "NOVEL PLAN") for Novel's key employees. The Novel Plan reserves for granting under the Novel Plan 26,582 shares of Novel's Class B non-voting common stock.

      On June 5, 2007, Novel granted 8,861 options to purchase Class B non-voting common shares to Veerappan Suramanian, its CEO, at an exercise price of $22.50 per share. The options vest and become exercisable at the rate of (i) 1,266 option shares on the date of each submission to the FDA of an ANDA for the first six new prospective products developed by Novel which is not the subject of any prior ANDA submitted to the FDA by Novel and (ii) 1,265 option shares on the date of approval by the FDA of a drug product that is the subject of an ANDA related to a prospective product developed by Novel which has not been previously approved by the FDA for Novel.

      On June 5, 2007, Novel granted Muthusamy Shanmugam, its Head of Technical Operations, 8,861 options to purchase Novel's Class B non-voting common shares at an exercise price of $22.50. The options vest and become exercisable at the rate of 2,953 on the first, 2,954 on each of the second and third anniversary of the grant date. Novel also entered into an employment agreement with Mr. Shanmugam on June 5, 2007 to act as Novel's Head of Technical Operations. The employment agreement provides for an initial base salary of $170,000 per annum, subject to annual increases at the discretion of Novel's Board of Directors. The initial term of the agreement is three years. Novel shall have the right to terminate the agreement for cause (as defined) or for disability. If Novel elects to terminate the agreement without cause, Mr. Shanmugam shall be entitled to receive, in full satisfaction of all remaining obligations of Novel under the agreement, an aggregate amount equal to the lesser of (i) twelve months of salary or (ii) the salary for the remainder of the actual term.

      Novel's business strategy is to focus on its core strength in identifying and timely executing niche business opportunities in the generic pharmaceutical area. As of June 15, Novel has 30 employees.

      As of June 15, 2007, Novel has identified 22 generic product opportunities and is actively developing 11 generic products. It is Novel's general policy not to disclose the specific products in its development pipeline or the status of such products until a product reaches a stage that we determine, for competitive reasons, in our discretion, to be appropriate for disclosure.

PATENTS

      Since our incorporation, we have secured seven United States patents of which two have been assigned for a fee to another pharmaceutical company. Elite's patents are:

      U.S. patent 5,871,776
      U.S. patent 5,902,632
      U.S. patent 6,620,439
      U.S. patent 5,837,284 (assigned to Celgene Corporation)
      U.S. patent 6,635,284 (assigned to Celgene Corporation)
      U.S. patent 6,926,909
      U.S. patent 6,984,402

      We have pending applications for two United States patents. The pending patent applications relate to two different controlled release pharmaceutical products on which we are working. One is a U.S. patent for an opioid agonist and antagonist product that we are developing to be used with oxycodone and other opioids to minimize the abuse potential for the opioids. A second is a U.S. patent for formulation of oral sustained release opioids intended to improve the delivery of the opioids. We intend to apply for patents for other products in the future; however, there can be no assurance that any of the pending applications or other applications which we may file will be granted.

      We have also filed corresponding foreign applications for key patents.

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

TRADEMARKS

      We currently plan to license our products to marketing partners and not to sell under our brand name and so we do not currently intend to register any trademarks related to our products.

GOVERNMENT REGULATION AND APPROVAL

      The design, development and marketing of pharmaceutical compounds, on which our success depends, are intensely regulated by governmental regulatory agencies, in particular the FDA. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, injunction actions and criminal prosecution based on products or manufacturing practices that violate statutory requirements. In addition, administrative remedies can involve voluntary withdrawal of products, as well as the refusal of the FDA to approve ANDAs and NDAs. The FDA also has the authority to withdraw approval of drugs in accordance with statutory due process procedures.

      Before a drug may be marketed, it must be approved by the FDA either by an NDA or an ANDA, each of which is discussed below.

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

      After Phase I testing, extensive efficacy and safety studies in patients must be conducted. After completion of the required clinical testing, an NDA is filed, and its approval, which is required for marketing in the United States, involves an extensive review process by the FDA. The NDA itself is a complicated and detailed application and must include the results of extensive clinical and other testing, the cost of which is substantial. However, the NDA filings contemplated by us, which on already marketed drugs, would be made under Sections 505 (b)(1) or 505 (b)(2) of the Drug Price Act, which do not require certain studies that would otherwise be necessary; accordingly, the development timetable should be shorter. While the FDA is required to review applications within a certain timeframe, during the review process, the FDA frequently requests that additional information be submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is actually approved, there can be no assurance that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of our developed products are also subject to FDA regulation. It is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product.

      Whether or not FDA approval has been obtained, approval of the product by comparable regulatory authorities in any foreign country must be obtained prior to the commencement of marketing of the product in that country. We intend to conduct all marketing in territories other than the United States through other pharmaceutical companies based in those countries. The approval procedure varies from country to country, can involve additional testing, and the time required may differ from that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. After such approvals are obtained, further delays may be encountered before the products become commercially available.

      ANDAS

      The FDA approval procedure for an ANDA differs from that from the procedure for a NDA in that the FDA waives the requirement of conducting complete clinical studies, although it normally requires bioavailability and/or bioequivalence studies. "Bioavailability" indicates the rate and extent of absorption and levels of concentration of a drug product in the blood stream needed to produce a therapeutic effect. "Bioequivalence" compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of the active drug substance in the body are equivalent for the generic drug and the previously approved drug. An ANDA may be submitted for a drug on the basis that it is the equivalent of a previously approved drug or, in the case of a new dosage form, is suitable for use for the indications specified.

      The timing of final FDA approval of an ANDA depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and whether the brand-name manufacturer is entitled to one or more statutory exclusivity periods, during which the FDA may be prohibited from accepting applications for, or approving, generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date.

      In May 1992, Congress enacted the Generic Drug Enforcement Act of 1992, which allows the FDA to impose debarment and other penalties on individuals and companies that commit certain illegal acts relating to the generic drug approval process. In some situations, the Generic Drug Enforcement Act requires the FDA to not accept or review ANDAs for a period of time from a company or an individual that has committed certain violations. It also provides for temporary denial of approval of applications during the investigation of certain violations that could lead to debarment and also, in more limited circumstances, provides for the suspension of the marketing of approved drugs by the affected company. Lastly, the Generic Drug Enforcement Act allows for civil penalties and withdrawal of previously approved applications. Neither we nor any of our employees have ever been subject to debarment. We do not believe that we receive any services from any debarred person.

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

GMP

      All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must be operated in conformity with GMP regulations issued by the FDA. We engage in manufacturing on a commercial basis for distribution of products, and operates its facilities in accordance with GMP regulations. If we hire another company to perform contract manufacturing for us, we must ensure that our contractor's facilities conform to GMP regulations.

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

      In recent years, an increasing number of pharmaceutical companies have become interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. We expect that competition in the field of drug delivery will significantly increase in the future since smaller specialized research and development companies are beginning to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of these companies have greater financial and other resources as well as more experience than we do in commercializing pharmaceutical products. Certain companies have a track record of success in developing controlled-release drugs. Significant among these are Alpharma, Inc., Sandoz (a Novartis company), Durect Corporation, Mylan Laboratories, Inc., Par Pharmaceuticals, Inc., Teva Pharmaceuticals Industries Ltd., Biovail Corporation, Ethypharm S.A., Eurand, Impax Laboratories, Inc., K-V Pharmaceutical Company and Penwest

Pharmaceuticals Company. Each of these companies has developed expertise in certain types of drug delivery systems, although such expertise does not carry over to developing a controlled-release version of all drugs. Such companies may develop new drug formulations and products or may improve existing drug formulations and products more efficiently than we can. In addition, almost all of our competitors have vastly greater resources than we do. While our product development capabilities and, if obtained, patent protection may help us to maintain our market position in the field of advanced drug delivery, there can be no assurance that others will not be able to develop such capabilities or alternative technologies outside the scope of our patents, if any, or that even if patent protection is obtained, such patents will not be successfully challenged in the future.

      In addition to competitors that are developing products based on drug delivery technologies, there are also companies who have announced that they are developing opioid abuse deterrent products that might compete directly or indirectly with Elite's products. These include, but are not limited to Alpharma, Inc., Pain Therapeutics (who have an agreement with Durect
Corporation), Shire Pharmaceuticals Group plc (who purchased New River Pharmaceuticals Inc.), Endo Pharmaceuticals, Inc. through an agreement with Collegium Pharmaceuticals, Inc., Purdue Pharma LP, and Acura Pharmaceuticals, Inc.

      We also face competition in the generic pharmaceutical market and expect this competition to become more significant to us as a result of our joint venture with Novel. The principal competitive factors in the generic pharmaceutical market include: (i) introduction of other generic drug manufacturers' products in direct competition with our products under development, (ii) introduction of authorized generic products in direct competition with any of our products under development, particularly if such products are approved and sold during exclusivity periods, (iii) consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups, (iv) ability of generic competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits, (v) the willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, (vi) pricing pressures and product deletions by competitors, (vii) a company's reputation as a manufacturer and distributor of quality products, (viii) a company's level of service (including maintaining sufficient inventory levels for timely deliveries), (ix) product appearance and labeling and (x) a company's breadth of product offerings.

SOURCES AND AVAILABILITY OF RAW MATERIALS; MANUFACTURING

      We manufacture for commercial sale by our partner, ECR Pharmaceuticals, two products, Lodrane 24(R) and Lodrane 24D(R) and for which to date we have obtained sufficient amounts of the raw materials for its production. We are not currently in the manufacturing phase for any other products and do not expect that significant amounts of raw materials will be required for their production. We currently obtain the raw materials that we need from over twenty suppliers.

      We have acquired pharmaceutical manufacturing equipment for manufacturing our products. We have registered our facilities with the FDA and the DEA.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

      Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues therefore the termination of a contract with a customer may result in the loss of substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have an agreement with ECR Pharmaceuticals which sells and distributes two products that we manufactures: Lodrane 24(R) and Lodrane 24D(R). We receive revenues to manufacture these products and also receives royalties based on in-market sales of the products. These are our only products that are being sold commercially now and are the primary source of our revenue currently. We receive development fees or milestone payments under some of the co-development agreements with partners, but these fees are currently small compared to the Lodrane 24(R) and Lodrane 24D(R) revenues.

EMPLOYEES

      As of June 15, 2007, we had 41 full-time employees and no part-time employees. Full-time employees are engaged in administration, research and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

ITEM 1A. RISK FACTORS

      In  addition  to the  other  information  contained  in this  report,  the
following  risk  factors  should  be  considered   carefully  in  evaluating  an
investment in us and in analyzing our forward-looking statements.

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A RELATIVELY LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS.

      Although we have been in operation since 1990, we have a relatively short operating history and limited financial data upon which you may evaluate our business and prospects. In addition, our business model is likely to continue to evolve as we attempt to expand our product offerings and our presence in the generic pharmaceutical market. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that are attempting to move into new markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

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

WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES.

      To date, we have not been profitable, and since our inception in 1990, we have not generated any significant revenues. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have sustained losses in each year since our incorporation in 1990. We incurred net losses of $11,803,512, $6,883,914, $5,906,890, $6,514,217 and $4,061,422, for
the years ended March 31, 2007, 2006, 2005, 2004 and 2003, respectively. We expect to realize significant losses for the current year of operation and to continue to incur losses until we are able to generate sufficient revenues to support our operations and offset operating costs.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING NEEDED FOR THE EXPENDITURES FOR THE DEVELOPMENT AND COMMERCIALIZATION OF OUR DRUG PRODUCTS, IT WOULD IMPAIR OUR ABILITY TO CONTINUE TO MEET OUR BUSINESS OBJECTIVES.

      We continue to require additional financing to ensure that we will be able to meet our expenditures to develop and commercialize our products. In particular, in order to maintain our investment in our joint venture in Novel, we are required to make a substantial investment of up to an additional $20,000,000. If we fail to meet this financing requirement, VGS, our co-venturer in Novel, may exercise a purchase right that would result in significant dilution of our interest in Novel.

      We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for biotechnology companies. We believe our existing cash resources, including the $15 million raised in the private placement that closed on April 24, 2007, is sufficient to meet our cash requirements for the next 12 months.

      Other possible sources of the required financing are income from product sales or sales of market rights, distributions from Novel, income from co-development or partnering arrangements and the cash exercise of warrants and options that are currently outstanding. No representation can be made that we will be able to obtain such revenue or additional financing or if obtained it will be on favorable terms, or at all. No assurance can be given that any offering if undertaken will be successfully concluded or that if concluded the proceeds will be material. Our inability to obtain additional financing when needed would impair our ability to continue our business.

      If any future financing involves the further sale of our securities, our then-existing stockholders' equity could be substantially diluted. On the other hand, if we incurred debt, we would be subject to risks associated with indebtedness, including the risk that interest rates might fluctuate and cash flow would be insufficient to pay principal and interest on such indebtedness.

SUBSTANTIALLY ALL OF OUR PRODUCT CANDIDATES ARE AT AN EARLY STAGE OF DEVELOPMENT AND ONLY A PORTION OF THESE ARE IN CLINICAL DEVELOPMENT.

      Other than ELI-154 which is in Phase I clinical development and ELI-216 which is in Phase II clinical development, our five other product candidates are still at an early stage of development. We do not have any products that are commercially available other than Lodrane 24(R) and Lodrane 24D(R). We will need to perform additional development work for all of our product candidates in our pipeline before we can seek the regulatory approvals necessary to begin commercial sales.

IF WE ARE UNABLE TO SATISFY REGULATORY REQUIREMENTS, WE MAY NOT BE ABLE TO COMMERCIALIZE OUR PRODUCT CANDIDATES.

      We need FDA approval prior to marketing our product candidates in the United States of America. If we fail to obtain FDA approval to market our product candidates, we will be unable to sell our product candidates in the United States of America and we will not generate any revenue from the sale of such products.

      This regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of our product candidates is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that our product candidates are both safe and effective for each indication where approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we might submit for regulatory approval any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use.

      The FDA has substantial discretion in the approval process and may either refuse to file our application for substantive review or may form the opinion after review of our data that our application is insufficient to allow approval of our product candidates. If the FDA does not file or approve our application, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to make our applications approvable. If any of these outcomes occur, we may be forced to abandon our applications for approval, which might cause us to cease operations.

      We will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country.

BEFORE WE CAN OBTAIN REGULATORY APPROVAL, WE NEED TO SUCCESSFULLY COMPLETE CLINICAL TRIALS, OUTCOMES OF WHICH ARE UNCERTAIN.

      In order to obtain FDA approval to market a new drug product, we must demonstrate proof of safety and effectiveness in humans. To meet these requirements, we must conduct extensive preclinical testing and "adequate and well-controlled" clinical trials. Conducting clinical trials is a lengthy, time consuming, and expensive process. Completion of necessary clinical trials may take several years or more. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

      o     ineffectiveness   of  our  product   candidate  or   perceptions  by
            physicians that the product candidate is not safe or effective for a particular indication;

      o inability to manufacture sufficient quantities of the product candidate for use in clinical trials;

      o delay or failure in obtaining approval of our clinical trial protocols from the FDA or institutional review boards;

      o     slower than expected rate of patient recruitment and enrollment;

      o     inability to adequately follow and monitor patients after treatment;

      o     difficulty in managing multiple clinical sites;

      o     unforeseen safety issues;

      o     government or regulatory delays; and

      o     clinical trial costs that are greater than we currently anticipate.

      Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and positive results in early trials may not be indicative of success in later trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause us to repeat or terminate a clinical trial or require us to conduct additional trials. We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable products. Our clinical trials may be suspended at any time for a variety of reasons, including if the FDA or we believe the patients participating in our trials are exposed to unacceptable health risks or if the FDA finds deficiencies in the conduct of these trials.

      Failures or perceived failures in our clinical trials will directly delay our product development and regulatory approval process, damage our business prospects, make it difficult for us to establish collaboration and partnership relationships, and negatively affect our reputation and competitive position in the pharmaceutical community.

      Because of these risks, our research and development efforts may not result in any commercially viable products. Any delay in, or termination of, our preclinical or clinical trials will delay the filing of our drug applications with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. If a significant portion of these development efforts are not successfully completed, required regulatory approvals are not obtained or any approved products are not commercially successfully, our business, financial condition, and results of operations may be materially harmed.

IF OUR COLLABORATION OR LICENSE ARRANGEMENTS ARE UNSUCCESSFUL, OUR REVENUES AND PRODUCT DEVELOPMENT MAY BE LIMITED.

      We have entered into several collaboration and licensing arrangements for the development of generic products. However, there can be no assurance that any of these agreements will result in FDA approvals, or that we will be able to market any such finished products at a profit. Collaboration and licensing arrangements pose the following risks:

      o collaborations and licensee arrangements may be terminated, in which case we will experience increased operating expenses and capital requirements if we elect to pursue further development of the product candidate;

      o collaborators and licensees may delay clinical trials and prolong clinical development, under-fund a clinical trial program, stop a clinical trial or abandon a product candidate;

      o expected revenue might not be generated because milestones may not be achieved and product candidates may not be developed;

      o collaborators and licensees could independently develop, or develop with third parties, products that could compete with our future products;

      o the terms of our contracts with current or future collaborators and licensees may not be favorable to us in the future;

      o a collaborator or licensee with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;

      o disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant and costly litigation or arbitration; and

      o one or more third party developers could obtain approval for a similar product prior to the collaborator or licensee resulting in unforeseen price competition in connection with the development product.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND AVOID CLAIMS THAT WE INFRINGED ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, OUR ABILITY TO CONDUCT BUSINESS MAY BE IMPAIRED.

      Our success depends on our ability to protect our current and future products and to defend our intellectual property rights. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to ours.

      We currently hold five patents, have two patents pending and we intend to file further patent applications in the future. With respect to our pending patents, we cannot be certain that these applications will result in the issuance of patents. If patents are issued, third parties may sue us to challenge such patent protection, and although we know of no reason why they should prevail, it is possible that they could. It is likewise possible that our patent rights may not prevent or limit our present and future competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

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

      We rely particularly on trade secrets, unpatented proprietary expertise and continuing innovation that we seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants. We cannot provide assurance that these agreements will not be breached or circumvented. We also cannot be certain that there will be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. We cannot be sure that our trade secrets and proprietary technology will not otherwise become known or be independently developed by our competitors or, if patents are not issued with respect to products arising from research, that we will be able to maintain the confidentiality of information relating to these products. In addition, efforts to ensure our intellectual property rights can be costly, time-consuming and/or ultimately unsuccessful.

LITIGATION IS COMMON IN OUR INDUSTRY, PARTICULARLY THE GENERIC PHARMACEUTICAL INDUSTRY, AND CAN BE PROTRACTED AND EXPENSIVE AND COULD DELAY AND/OR PREVENT ENTRY OF OUR PRODUCTS INTO THE MARKET, WHICH, IN TURN, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

      Litigation concerning patents and proprietary rights can be protracted and expensive. Companies that produce brand pharmaceutical products routinely bring litigation against applicants that seek FDA approval to manufacture and market generic forms of their branded products. These companies allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an applicant. Likewise, other patent holders may bring patent infringement suits against us alleging that our products, product
candidates  and  technologies   infringe  upon  intellectual   property  rights.
Litigation often involves significant expense and can delay or prevent introduction or sale of our products.

      There may also be situations where we use our business judgment and decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement include, among other things, damages measured by the profits lost by the patent owner and not by the profits earned by the infringer. In the case of a willful infringement, the definition of which is subjective, such damages may be trebled. Moreover, because of the discount pricing typically involved with bioequivalent products, patented brand products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in a case such as this or in other similar litigation could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

      As we expand our presence in the generic pharmaceuticals market through our joint venture, Novel, its product candidates may face intense competition from brand-name companies that have taken aggressive steps to thwart competition from generic companies. In particular, brand-name companies continue to sell or license their products directly or through licensing arrangements or strategic alliances with generic pharmaceutical companies (so-called "authorized generics"). No significant regulatory approvals are required for a brand-name company to sell directly or through a third party to the generic market, and brand-name companies do not face any other significant barriers to entry into such market. In addition, such companies continually seek to delay generic introductions and to decrease the impact of generic competition, using tactics which include:

      o obtaining new patents on drugs whose original patent protection is about to expire;

      o filing patent applications that are more complex and costly to challenge;

      o filing suits for patent infringement that automatically delay approval of the FDA;

      o filing citizens' petitions with the FDA contesting approval of the generic versions of products due to alleged health and safety issues;

      o developing controlled-release or other "next-generation" products, which often reduce demand for the generic version of the existing product for which we may be seeking approval;

      o     changing product claims and product labeling;

      o developing and marketing as over-the-counter products those branded products which are about to face generic competition; and

      o making arrangements with managed care companies and insurers to reduce the economic incentives to purchase generic pharmaceuticals.

      These strategies may increase the costs and risks associated with our efforts to introduce our generic products under development and may delay or prevent such introduction altogether.

IF OUR PRODUCT CANDIDATES DO NOT ACHIEVE MARKET ACCEPTANCE AMONG PHYSICIANS, PATIENTS, HEALTH CARE PAYORS AND THE MEDICAL COMMUNITY, THEY WILL NOT BE COMMERCIALLY SUCCESSFUL AND OUR BUSINESS WILL BE ADVERSELY AFFECTED.

      The degree of market acceptance of any of our approved product candidates among physicians, patients, health care payors and the medical community will depend on a number of factors, including:

      o     acceptable evidence of safety and efficacy;

      o     relative convenience and ease of administration;

      o     the prevalence and severity of any adverse side effects;

      o     availability of alternative treatments;

      o     pricing and cost effectiveness;

      o     effectiveness of sales and marketing strategies; and

      o     ability to obtain sufficient third-party coverage or reimbursement.

      If we are unable to achieve market acceptance for our product candidates, then such product candidates will not be commercially successful and our business will be adversely affected.

WE ARE DEPENDENT ON A SMALL NUMBER OF SUPPLIERS FOR OUR RAW MATERIALS AND ANY DELAY OR UNAVAILABILITY OF RAW MATERIALS CAN MATERIALLY ADVERSELY AFFECT OUR ABILITY TO PRODUCE PRODUCTS.

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

      In addition, recent changes in patent laws in certain foreign jurisdictions (primarily in Europe) may make it increasingly difficult to obtain raw materials for research and development prior to expiration of applicable United States or foreign patents. Any delay or inability to obtain raw materials on a timely basis, or any significant price increases that cannot be passed on to customers, can materially adversely affect our ability to produce products. This can materially adversely affect our business and operations.

EVEN AFTER REGULATORY APPROVAL, WE WILL BE SUBJECT TO ONGOING SIGNIFICANT REGULATORY OBLIGATIONS AND OVERSIGHT.

      Even if regulatory approval is obtained for a particular product candidate, the FDA and foreign regulatory authorities may, nevertheless, impose significant restrictions on the indicated uses or marketing of such products, or impose ongoing requirements for post-approval studies. Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations, such as safety reporting requirements, and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. If we become aware of previously unknown problems with any of our product candidates here or overseas or our contract manufacturers' facilities, a regulatory agency may impose restrictions on our products, our contract manufacturers or on us, including requiring us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our products, implement changes to or obtain re-approvals of our contract manufacturers' facilities or withdraw the product from the market. In addition, we may experience a significant drop in the sales of the affected products, our reputation in the marketplace may suffer and we may become the target of lawsuits, including class action suits. Moreover, if we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could harm or prevent sales of the affected products or could substantially increase the costs and expenses of commercializing and marketing these products.

IF KEY PERSONNEL WERE TO LEAVE US OR IF WE ARE UNSUCCESSFUL IN ATTRACTING QUALIFIED PERSONNEL, OUR ABILITY TO DEVELOP PRODUCTS COULD BE MATERIALLY HARMED.

      Our success depends in large part on our ability to attract and retain highly qualified scientific, technical and business personnel experienced in the development, manufacture and marketing of oral, controlled release drug delivery systems and generic products. Our business and financial results could be materially harmed by the inability to attract or retain qualified personnel.

IF WE WERE SUED ON A PRODUCT LIABILITY CLAIM, AN AWARD COULD EXCEED OUR INSURANCE COVERAGE AND COST US SIGNIFICANTLY.

      The design, development and manufacture of our products involve an inherent risk of product liability claims. We have procured product liability insurance; however, a successful claim against us in excess of the policy limits could be very expensive to us, damaging our financial position. The amount of our insurance coverage, which has been limited due to our limited financial resources, may be materially below the coverage maintained by many of the other companies engaged in similar activities. To the best of our knowledge, no product liability claim has been made against us as of March 31, 2007.

                        RISKS RELATED TO OUR COMMON STOCK

FUTURE  SALES OF OUR COMMON  STOCK  COULD  LOWER THE MARKET  PRICE OF OUR COMMON
STOCK.

      Sales of substantial amounts of our shares in the public market could harm the market price of our common stock, even if our business is doing well. A significant number of shares of our common stock are eligible for sale in the public market under SEC Rule 144 subject in some cases to volume and other limitations. In addition, we have recently filed a registration statement for the resale of 6,465,504 shares of common stock issuable upon conversion of outstanding shares of our Series C Preferred Stock issued in the private placement that closed on April 24, 2007, 4,187,643 shares of common stock issuable in satisfaction of certain Series C Preferred Stock dividend obligations and 2,133,606 shares of common stock issuable upon exercise of warrants issued in the private placement and a registration statement for the resale of 957,396 shares of Common Stock and 478,698 shares of Common Stock issuable upon the exercise of warrants issued to VGS Pharma, an affiliate of Veerappan Subramanian, one of our directors and acting Chief Scientific Officer and 1,750,000 shares of Common Stock issuable upon the exercise of options granted to Dr. Subramanian.

      Due to the foregoing factors sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

OUR STOCK PRICE HAS BEEN VOLATILE AND MAY FLUCTUATE IN THE FUTURE.

      There has been significant volatility in the market prices for publicly traded shares of pharmaceutical companies, including ours. For the twelve months ended March 31, 2007, the closing sale price on the American Stock Exchange ("AMEX") of our common stock fluctuated from a high of $2.54 per share to a low of $1.94 per share. The per share price of our common stock may not remain at or exceed current levels. The market price for our common stock, and for the stock of pharmaceutical companies generally, has been highly volatile. The market price of our common stock may be affected by:

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

THE FAILURE TO MAINTAIN THE AMERICAN STOCK EXCHANGE LISTING OF THE COMMON STOCK WOULD HAVE A MATERIAL ADVERSE AFFECT ON THE MARKET FOR OUR COMMON STOCK AND OUR MARKET PRICE.

      On January 4, 2006, we received a letter from the AMEX notifying us that, based on our unaudited financial statements as of September 30, 2005, we were not in compliance with the continued listing standards set forth in the AMEX Company Guide in that under one listing standard our shareholders' equity is less than $4,000,000 and we had losses from continuing operations and/or net losses in three of our four most recent fiscal years and under another listing standard our shareholders' equity is less than $6,000,000 and we had losses from continuing operations and/or net losses in our five most recent fiscal years. At the request of AMEX, we submitted a plan on February 3, 2006 advising AMEX of action, we had taken, and will take, to bring ourselves in compliance with the continued listing standards within a maximum of 18 months from January 4, 2006. On March 15, 2006, we completed a private placement of our Series B Preferred Stock and warrants to purchase common stock. We received $10,000,000 in gross proceeds from the private placement. On March 21, 2006, we submitted an update to the plan we had previously submitted on February 6, 2006. Upon notice of the March 2006 private placement and the acceptance of the updated plan, AMEX allowed us to maintain our AMEX listing, subject to periodic review of the our progress by the AMEX staff. If we are not in compliance with the continued listing standards, AMEX may then initiate delisting proceedings. The failure to maintain listing of our common stock on AMEX will have an adverse effect on the market and the market price for our common stock.

THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK OR OUR PREFERRED STOCK COULD MAKE A CHANGE OF CONTROL MORE DIFFICULT TO ACHIEVE.

      The issuance of additional shares of our common stock or the issuance of shares of an additional series of preferred stock could be used to make a change of control of us more difficult and expensive. Under certain circumstances, such shares could be used to create impediments to or frustrate persons seeking to cause a takeover or to gain control of us. Such shares could be sold to purchasers who might side with the Board of Directors in opposing a takeover bid that the Board of Directors determines not to be in the best interests of our stockholders. It might also have the effect of discouraging an attempt by another person or entity through the acquisition of a substantial number of shares of our common stock to acquire control of us with a view to consummating a merger, sale of all or part of our assets, or a similar transaction, since the issuance of new shares could be used to dilute the stock ownership of such person or entity.

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

      o Excessive and undisclosed bid-ask differentials and markups by selling broker- dealers; and

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

SECTION 203 OF THE DELAWARE GENERAL CORPORATION LAW MAY DETER A THIRD PARTY FROM ACQUIRING US.

      Section 203 of the Delaware General Corporation Law prohibits a merger with a 15% shareholder within three years of the date such shareholder acquired 15%, unless the merger meets one of several exceptions. The exceptions include, for example, approval by the holders of two-thirds of the outstanding shares (not counting the 15% shareholder), or approval by the Board of Directors prior to the 15% shareholder acquiring its 15% ownership. This provision makes it difficult for a potential acquirer to force a merger with or takeover of us, and could thus limit the price that certain investors might be willing to pay in the future for shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

      Our facility, which we own, is located at 165 Ludlow Avenue, Northvale, New Jersey, and contains approximately 20,000 square feet of floor space. This real property and the improvements thereon are encumbered by a mortgage in favor of the New Jersey Economic Development Authority ("NJEDA") as security for a loan through tax-exempt bonds from the NJEDA to Elite. The mortgage contains certain customary provisions including, without limitation, the right of NJEDA to foreclose upon a default by Elite. See "Note 5. - Long Term Debt".

      On July 15, 2005, we entered into a lease for two years commencing on July 1, 2005 for a portion of a one-story warehouse for the storage of finished and raw material of pharmaceutical products and equipment. We have exercised an option to rent the property through July 1, 2008.

      We are currently using our facilities as a laboratory, manufacturing, storage and office space. Properties used in our operations are considered suitable for the purposes for which they are used and are believed to be adequate to meet our needs for the reasonably foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

      In the ordinary course of business we may be subject to litigation from time to time. There is no past, pending or, to our knowledge, threatened litigation or administrative action (including litigation or action involving our officers, directors or other key personnel) which in our opinion has or is expected to have, a material adverse effect upon our business, prospects financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the three months ended March 31, 2007.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our Common Stock is quoted on the American Stock Exchange under the symbol "ELI". The following table shows, for the periods indicated, the high and low sales prices per share of our Common Stock as reported by the American Stock Exchange.

                                  COMMON STOCK
      QUARTER ENDED                                           HIGH          LOW

      FISCAL YEAR ENDING MARCH 31, 2007:
      March 31, 2007..........................................$2.40        $1.94
      December 31, 2006.......................................$2.49        $2.02
      September 30, 2006......................................$2.46        $2.03
      June 30, 2006 ..........................................$2.54        $2.02

      FISCAL YEAR ENDING MARCH 31, 2006:
      March 31, 2006..........................................$2.49        $1.85
      December 31, 2005.......................................$3.02        $1.69
      September 30, 2005......................................$3.05        $2.62
      June 30, 2005 ..........................................$4.42        $2.67

      On June 26, 2007, the last reported sale price of our Common Stock, as reported by the American Stock Exchange, was $2.33 per share.

      As of June 26, 2007, there were approximately 101 holders of record and, we believe, approximately 2,081 are beneficial owners of our Common Stock. We are informed and believe that as of June 26, 2007, Cede & Co. held 18,391,573 shares of our Common Stock as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004. It is our understanding that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership therein and that such shares are held for the account of numerous other persons.

      We have never paid cash dividends on our common stock. During the fiscal year ended March 31, 2007, we have paid dividends in the aggregate principal amount of $791,182 payable in cash of $808 and in 372,562 shares of our common stock, on our Series B Convertible Preferred Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

      Please see our Quarterly Reports on Form 10-Q for the three month periods ending June 30, 2006, September 30, 2006 and December 31, 2006 and our Current Reports on Form 8-K dated July 12, 2006 and December 6, 2006, for information concerning our issuances of unregistered securities during the 12 months ended March 31, 2007.

                      EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth certain information regarding Elite's equity compensation plans as of March 31, 2007.

                                                                                                     Number of
                                      Number of                                                 securities remaining
                                      securities                                                available for future
                                  to be issued upon                Weighted-average                issuance under
                                     exercise of                  exercise price per            equity compensation
                                 outstanding options,            share of outstanding             plans (excluding
                                     warrants and                options, warrants and          securities reflected
Plan Category                           rights                          rights                     in column (a))
-------------------------        --------------------            --------------------           --------------------
                                         (a)                              (b)                           (c)
Equity compensation plans
    approved by security
    holders                          3,776,500 (1)                       $2.34                         3,223,500

Equity compensation plans
    not approved by
    security holders                 2,846,000 (2)                       $2.20                                --
                                 --------------------            --------------------           --------------------

Total:                               6,622,500                           $2.28                         3,223,500
                                 ====================            ====================           ====================

(1) Stock options issued under the 2004 Stock Option Plan
(2) Represents 1,750,000 options granted to Veerappan Subramanian, 511,000 to Atul Mehta and 585,000 to directors and outside consultants

      2004 STOCK OPTION PLAN

      If options granted under our 2004 Stock Option Plan (the "STOCK OPTION PLAN") lapse without being exercised, other options may be granted covering the shares not purchased under such lapsed options. Options may be granted to employees, officers, Directors of and consultants to Elite. The Stock Option Plan permits us to grant both incentive stock options ("INCENTIVE STOCK OPTIONS" or "ISOs") within the meaning of Section 422 of the Code, and other options which do not qualify as Incentive Stock Options (the "NON-QUALIFIED OPTIONs").

      Unless earlier terminated by the Board of Directors, the Stock Option Plan (but not outstanding options) terminates on March 1, 2014, after which no further awards may be granted under the Stock Option Plan. The Stock Option Plan is administered by the full Board of Directors or, at the Board's discretion, by a committee of the Board of Direcotrs consisting of at least two persons who are "disinterested persons" defined under Rule 16b-2(c)(ii) under the Securities Exchange Act of 1934, as amended (the "COMMITTEE").

      Recipients of options under the Stock Option Plan ("OPTIONEES") are selected by the Board of Directors or the Committee. The Board of Directors or Committee determines the terms of each option grant including (1) the purchase price of shares subject to options, (2) the dates on which options become exercisable and (3) the expiration date of each option (which may not exceed ten years from the date of grant). The minimum per share purchase price of options granted under the Stock Option Plan for Incentive Stock Options is the fair market value (as defined in the Stock Option Plan) or for Nonqualified

Options is 85% of Fair Market Value of one share of the Common Stock on the date the option is granted.

      Optionees will have no voting, dividend or other rights as stockholders with respect to shares of Common Stock covered by options prior to becoming the holders of record of such shares. The purchase price upon the exercise of options may be paid in cash, by certified bank or cashier's check, by tendering stock held by the Optionee, as well as by cashless exercise either through the surrender of other shares subject to the option or through a broker. The total number of shares of Common Stock available under the Stock Option Plan, and the number of shares and per share exercise price under outstanding options will be appropriately adjusted in the event of any stock dividend, reorganization, merger or recapitalization or similar corporate event.

      The Board of Directors may at any time terminate the Stock Option Plan or from time to time make such modifications or amendments to the Stock Option Plan as it may deem advisable and the Board of Directors or Committee may adjust, reduce, cancel and regrant an unexercised option if the fair market value declines below the exercise price except as may be required by any national stock exchange or national market association on which the Common Stock is then listed. In no event may the Board, of Directors without the approval of stockholders, amend the Stock Option Plan to increase the maximum number of shares of Common Stock for which options may be granted under the Stock Option Plan or change the class of persons eligible to receive options under the Stock Option Plan.

      Subject to limitations set forth in the Stock Option Plan, the terms of option agreements will be determined by the Board of Directors or Committee, and need not be uniform among Optionees.

COMPARATIVE STOCKHOLDER RETURN

      The table which follows compares the yearly percentage change in Elite's cumulative total stockholder return on its Common Stock for the five year period ended March 31, 2007 with the cumulative total stockholder return of (1) all United States companies traded on the American Stock Exchange (where Elite's Common Stock is now traded) and (2) all companies traded on the American Stock Exchange which carry the Standard Industrial Classification (SIC) code 283 (Pharmaceuticals). The table was prepared by the Center for Research in Security Prices at the University of Chicago Graduate School of Business, Chicago, IL.

      Elite's Common Stock was traded on the NASDAQ over-the-counter bulletin board from July 23, 1998 until February 24, 2000. Elite's Common began trading on the American Stock Exchange on February 24, 2000. Elite's fiscal year ends on March 31.


                 Date         Company Index   Market Index   Peer Index

               03/28/2002        100.000        100.000        100.000
               04/30/2002         86.693         97.347         96.087
               05/31/2002         78.811         95.605         86.976
               06/28/2002         67.183         88.383         75.591
               07/31/2002         46.512         81.026         62.297
               08/30/2002         43.411         81.828         60.093
               09/30/2002         36.434         75.663         53.021
               10/31/2002         32.558         79.874         56.438
               11/29/2002         32.300         84.076         65.716
               12/31/2002         24.419         80.060         57.688
               01/31/2003         24.031         78.857         62.242
               02/28/2003         24.419         78.427         57.846
               03/31/2003         19.767         78.951         55.731
               04/30/2003         19.509         84.721         66.126
               05/30/2003         27.132         91.181         83.673
               06/30/2003         36.822         93.029         95.607
               07/31/2003         31.654         94.467         92.797
               08/29/2003         36.047         97.407        100.728
               09/30/2003         37.468         97.005        101.800
               10/31/2003         41.473        101.839        102.890
               11/28/2003         41.344        103.655        101.302
               12/31/2003         38.760        108.359         97.216
               01/30/2004         47.804        111.270        111.627
               02/27/2004         32.300        112.539        107.594
               03/31/2004         38.372        112.543        110.856
               04/30/2004         41.990        108.546        111.142
               05/28/2004         38.760        109.949        102.725
               06/30/2004         29.845        112.815         97.931
               07/30/2004         28.424        109.428         84.188
               08/31/2004         16.925        109.359         81.726
               09/30/2004         15.504        112.389         84.974
               10/29/2004         22.610        114.757         85.243
               11/30/2004         41.990        120.844         90.257
               12/31/2004         47.416        125.203         94.370
               01/31/2005         53.618        122.619         88.354
               02/28/2005         61.886        125.684         85.399
               03/31/2005         56.848        122.277         75.909
               04/29/2005         45.866        119.122         74.968
               05/31/2005         38.760        123.099         70.965
               06/30/2005         39.793        125.726         71.889
               07/29/2005         37.468        131.539         80.278
               08/31/2005         35.530        131.118         79.906
               09/30/2005         38.501        132.917         77.509
               10/31/2005         31.654        128.688         77.854
               11/30/2005         23.385        133.155         79.966
               12/30/2005         23.773        135.492         81.308
               01/31/2006         26.227        142.254         99.788
               02/28/2006         30.103        141.492        104.850
               03/31/2006         32.171        145.067        112.032
               04/28/2006         29.457        147.470        108.789
               05/31/2006         28.424        141.110        100.703
               06/30/2006         29.716        140.732         96.451
               07/31/2006         28.424        140.684         88.769
               08/31/2006         31.008        143.690         93.201
               09/29/2006         30.879        144.108         89.657
               10/31/2006         26.357        149.850         97.365
               11/30/2006         27.519        154.640        101.799
               12/29/2006         28.165        157.186        108.331
               01/31/2007         25.840        159.233        109.553
               02/28/2007         25.969        158.279        107.426
               03/30/2007         30.362        160.585        109.236



     The index level for all series was set to 100.0 on 03/28/2002




                                     Legend

SYMBOL       CRSP TOTAL RETURNS INDEX FOR:               03/2002   03/2003   03/2004   03/2005   03/2006   03/2007
------       -----------------------------               -------   -------   -------   -------   -------   -------
[CLIP ART]   Elite Pharmaceuticals, Inc.                  100.0      19.8      38.4      56.8      32.2      30.4
[CLIP ART]   AMEX Stock Market (US Companies)             100.0      79.0     ll2.5     122.3     145.1     160.6
[CLIP ART]   AMEX Stocks (SIC 2830-2839 US Companies)     100.0      55.7     l10.9      75.9     l12.0     109.2
             Drugs

NOTES:

      A The lines represent monthly index levels derived from compounded daily returns that include all dividends.
      B. The indexes are reweighted daily, using the market capitalizatian on the previous trading day.
      C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
      D.    The index level for all series was set to $100.0 on 03/28/2002.

                           [PERFORMANCE CHART OMITTED]

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

                                    2007             2006             2005             2004             2003
                                    ----             ----             ----             ----             ----
Net revenues                   $  1,143,841     $    550,697     $    301,480     $    258,250     $    630,310

Net (loss)                     $(11,803,512)    $ (6,883,914)    $ (5,906,890)    $ (6,514,217)    $ (4,061,422)

Net (loss) per common share    $       (.64)    $      (0.49)    $      (0.47)    $      (0.58)    $      (0.40)

Total assets                   $  9,696,329     $ 15,702,241     $  9,245,292     $  7,853,434     $  8,696,222

Long-term obligations          $  3,795,000     $  3,980,000     $  2,367,128     $  2,495,000     $  2,720,000

Weighted average number          19,815,780       18,463,514       12,869,924       11,168,618       10,069,991
of shares outstanding

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

      The following discussion and analysis should be read with the financial statements and accompanying notes, included elsewhere in this Annual Report on Form 10-K. It is intended to assist the reader in understanding and evaluating our financial position.

OVERVIEW

      We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled release products. We develop oral, controlled release products using proprietary technology and licenses these products. Our strategy includes improving off-patent drug products for life cycle management and developing generic versions of controlled release drug products with high barriers to entry. Our technology is applicable to develop delayed, sustained or targeted release pellets, capsules, tablets, granules and powders.

      We have two products, Lodrane 24(R) and Lodrane 24D(R), for treating allergies, currently being sold commercially, and a pipeline of seven drug candidates under development in the therapeutic areas that include pain management, infection and gastrointestinal disorder. Of the products under development, ELI-216, an abuse deterrent oxycodone product, and ELI-154, a once daily oxycodone product, are in clinical trials and we have two generic product candidates that are undergoing pivotal studies. The addressable market for the pipeline of products exceeds $6 billion. Our facility in Northvale, New Jersey also is a GMP and DEA registered facility for research, development and manufacturing.

      At the end of 2006, we entered into a joint venture with VGS Pharma, LLC and created Novel Novel, a privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals.

      We intend to continue to  collaborate  in the  development  of  additional
products  with  our  current   partners.   We  also  plan  to  seek   additional
collaborations to develop more drug products.

      We believe  that our  business  strategy  enables us to reduce our risk by having a diverse product portfolio that includes both branded and generic products in various therapeutic categories and build collaborations and establish licensing agreements with companies with greater resources thereby allowing us to share costs of development and to improve cash-flow.

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

      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the
preparation  of  its  consolidated  financial  statements.   Our  most  critical
accounting policies include the recognition of revenue upon completion of certain phases of projects under research and development contracts. We also assess a need for an allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We assess the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess our exposure to current commitments and contingencies. It should be noted that actual results may differ from these estimates under different assumptions or conditions.

      During the year ended March 31, 2003, we elected to prospectively recognize the fair value of stock options granted to employees and members of the Board of Directors, effective as of the beginning of the fiscal year, which resulted in our taking charges of $1,008,850, $902,967 and $3,479,070 during the years ended March 31, 2005, 2006 and 2007, respectively. The fair value of stock options held by employees and members of the Board of Directors which have been granted subsequent to March 31, 2003 is expected to continue to affect the results of operations of future periods, as we continue to grant or reprice stock options to reward our management team.

YEAR ENDED MARCH 31, 2007 VS. YEAR ENDED MARCH 31, 2006

      Our revenues for the year ended March 31, 2007 were $1,143,841, an increase of $593,144 or approximately 108%, over revenues for the comparable prior year, and consisted of $1,038,916 in manufacturing fees and $104,925 in royalty fees. Revenues for the year ended March 31, 2006, consisted $494,231 in manufacturing fees and $56,466 in royalty fees. The increase in manufacturing fees and royalties was primarily due to the launch of our second product, Lodrane 24D(R).

      Research and development costs for the year ended March 31, 2007, were $6,085,888, an increase of $1,741,998 or approximately 40% from $4,343,890 of such costs for the prior year, primarily the result of increased wages, raw materials, laboratory and manufacturing supplies and consulting fees. Elite now has 41 employees, an increase of 58% from 26 employees one year ago. The increase in employees is primarily for the scale up work for the pain products and includes manufacturing, analytical and quality assurance people. Elite has also increased its spending on raw materials, primarily API, by 100% from $300,000 to $600,000. The raw materials are also primarily for scale up of the pain products. Spending on biostudies has increased to $1,000,000 from $100,000 a year ago due to spending on the Phase II study for ELI-216. Research and development costs associated with Novel's activities also contribute to the increase. We expect our research and development costs to continue to increase in future periods primarily due to clinical costs for Phase III and other clinical trials for ELI-216 and ELI-154.

      General and administrative expenses (G&A) for the year ended March 31, 2007, were $2,534,507, an increase of $807,881, or approximately 47% from $1,726,626 of G&A for the prior year. The increase was attributable to increases in salaries and fringe benefits as a result of increases in staff, consulting fees associated with seeking potential strategic transitions in addition to costs associated with our Novel activities.

      We are in the initial stages of breaking down the specific costs associated with the research and development of each product on which we devoted resources through the use of detailed time sheets and general ledger account classifications. In the past, we have not historically allocated these expenses to any particular product. We cannot estimate the additional costs and expenses that may be incurred in order to potentially complete the development of any product, nor can we estimate the amount of time that might be involved in such development because of the uncertainties associated with the development of controlled release drug delivery products as described in this report.

      Depreciation and amortization decreased by $46,693 from $486,687 for the prior year to $439,994. The decrease was the result of our taking in 2006 the full write-off of financing costs associated with the redemption of tax exempt NJEDA Bonds, partially offset by an increase in depreciation in 2007 due to acquired new machinery and equipment and upgrading of the corporate and warehouse facilities.

      Other income (expenses) for the year ended March 31, 2007 were $(3,064,144), an increase of $2,187,736, or approximately 250%, from $(876,408)
for the prior year due to an increase of $2,576,143 in charges related to the issuances of stock options and warrants, offset by (i) an increase of $158,138 in sale of New Jersey tax losses, (ii) additional interest income of $221,836, due to higher compensating balances as a result of the private placement and,
(iii) a decrease of $8,433 in interest expense resulting from a decrease in NJEDA Bonds outstanding.

      As a result of the foregoing, our net loss for the year ended March 31, 2007 was $11,803,512 compared to $6,883,914 for the year ended March 31, 2006.

YEAR ENDED MARCH 31, 2006 VS. YEAR ENDED MARCH 31, 2005

      Our revenues for the year ended March 31, 2006 were $550,697, an increase of $249,217 or approximately 83%, over revenues for the comparable prior year, and consisted of $494,231 in manufacturing fees and $56,466 in royalty fees. Revenues for the year ended March 31, 2005, consisted of a $150,000 non-refundable payment received from Purdue Pharma L.P. granting us the right to evaluate certain abuse resistant drug formulation technology, $125,739 in manufacturing fees, $24,291 in royalty fees and $1,450 in testing fees.

      Research and development costs for the year ended March 31, 2006 were $4,343,890, an increase of $1,645,249, or approximately 61%, from $2,698,641 of such costs for the comparable period of the prior year, primarily the result of increased wages, raw materials, laboratory and manufacturing supplies and consulting fees. We expect our research and development costs to continue to increase in future periods as a result of the developing and testing of products currently in our pipeline.

      General and administrative expenses (G&A) for the year ended March 31, 2006, were $1,726,626, a decrease of $433,044, or approximately 20% from G&A for the prior year. The decrease was attributable to a decrease in litigation costs, bad debt expense, auditing and legal fees, somewhat offset by increases in salaries and staff.

      For the years ended March 31, 2006 and 2005, we were unable to provide a break-down of the specific costs associated with the research and development of each product on which we devoted resources because a significant portion of the costs are generally associated with salaries, laboratory supplies, laboratory and manufacturing expenses, utilities and similar expenses. We have not historically allocated these expenses to any particular product. In addition, we cannot estimate the additional costs and expenses that may be incurred in order to potentially complete the development of any product, nor can we estimate the amount of time that might be involved in such development because of the uncertainties associated with the development of controlled release drug delivery products as described in this report.

      Depreciation and amortization increased by $130,249 from $356,438 for the prior year to $486,687. The increase was the result of writing off the balance of the prior NJEDA Bond Offering costs as a result of the refinancing.

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

      As a result of the foregoing, our net loss for the year ended March 31, 2006 was $6,883,914 compared to $5,906,890 for the year ended March 31, 2005.

MATERIAL CHANGES IN FINANCIAL CONDITION

      Our working capital (total current assets less total current liabilities), decreased from $8,615,287 as of March 31, 2006 to $1,019,631, primarily due to the net loss of $7,884,448 from operations, exclusive of non-cash charges of $3,919,064.

      We experienced negative cash flows from operations of ($8,314,268) for the year ended March 31, 2007, primarily due to our net loss from operations of $11,803,512, less non-cash charges of $3,919,064, which included $3,479,070 in connection with the issuance of stock options and warrants, and $439,994 in depreciation and amortization expenses.

      On November 15, 2004 and on December 18, 2006, Elite's partner, ECR, launched Lodrane 24(R) and Lodrane 24D(R), respectively. Under its agreement with ECR, Elite is currently manufacturing commercial batches of Lodrane 24(R) and Lodrane 24D(R) in exchange for manufacturing margins and royalties on product revenues. Royalty income earned for the year ended March 31, 2007 was $104,925. We expect future cash flows from royalties to provide additional cash to help fund our operations.

      On June 21, 2005, Elite and IntelliPharmaCeutics Corp. ("IPC"), entered into an agreement for the development and commercialization of a controlled released generic drug for certain anti-infective diseases by the parties. We estimate that the product had an addressable market in the U.S. of approximately $4 billion in 2004. We are to share in the profits, if any, from the sales of the drug. On December 12, 2005, the agreement was amended with respect to the development and commercialization of the controlled release drug product in Canada. Since IPC intended to enter into an agreement with a Canadian company with respect to the development, distribution and sale of the drug product in Canada, the parties agreed to suspend their obligations under the agreement with respect to the development and commercialization of the controlled release drug product in Canada. IPC agreed to pay us a certain percentage of any payments received by IPC with respect to the commercialization of the controlled release drug product by such Canadian company.

      On June 22, 2005, Elite and PLIVA, Inc. ("PLIVA") entered into a Product Development and License Agreement providing for the development and license of a controlled released generic anti-infective drug formulated by us. We are to manufacture and PLIVA will market and sell the product. Under the agreement, the partner is to make milestone payments to us and the development costs are to be paid both by PLIVA and us, and the profits are to be shared equally. On June 28, 2007, Elite and PLIVA terminated the Product Development and License Agreement, effective January 31, 2007, and entered into a termination agreement according to which it was agreed that Elite owns all intellectual property rights relating to the controlled released generic product under development and PLIVA agreed to pay Elite $100,000 in discharge of outstanding payments under the Product Development and License Agreement.

      On January 10, 2006, Elite entered into a Product Development and Commercialization Agreement with Orit Laboratories LLC ("ORIT") providing that we and Orit will co-develop and commercialize an extended release drug product for treatment of anxiety, and upon completion of development, the possible licensing of the product for manufacture and sale. The parties intend to develop all dose strengths of the product. We are to share in the profits, if any from the sales of the drug. The term of the agreement is for the longer of (i) 15 years from the date the product is first commercially sold to a third party, or
(ii) the life of the applicable patent(s), if any. The agreement is automatically renewable for 3-year periods unless terminated by either party by providing the other party with twelve (12) months written notice prior to any renewal period.

      In January 2006, the FDA accepted our IND for ELI-154, its once-a-day oxycodone painkiller. Under the new drug application, we will begin our development program with an early stage study to evaluate ELI-154's sustained release formation. Currently there is no once-daily oxycodone available;

we estimate that the U.S. market for sustained release, twice-daily oxycodone was about $2 billion as of September, 2005.

      No assurance can be given that we will consummate any of the transactions discussed above or that any material revenues will be generated for us therefrom.

LIQUIDITY AND CAPITAL RESOURCES

      For the year ended March 31, 2007, we recorded negative cash flow and financed our operations through utilization of our existing cash. Our working capital at March 31, 2007 was $1.0 million compared with working capital of $8.6 million at March 31, 2006. Cash and cash equivalents at March 31, 2007 were $2 million, a decrease of $6.9 million from the $8.9 million at March 31, 2006.

      We spent approximately $1,548,000 on improvements and machinery and equipment during the year ended March 31, 2007.

      On April 24, 2007, we sold in a private placement through Oppenheimer & Company, Inc., the placement agent (the "PLACEMENT AGENT"), 15,000 shares of our Series C Preferred Stock, at a price of $1,000 per share, each share convertible (at $2.32 per share) into 431.0345 shares of Common Stock, or an aggregate of 6,465,504 shares of Common Stock. The investors also acquired warrants to purchase shares of Common Stock, exercisable on or prior to April 24, 2012. The warrants represent the right to purchase an aggregate of 1,939,641 shares of Common Stock at an exercise price of $3.00 per share. The gross proceeds of the sale were $15,000,000 before payment of $1,050,000 in commissions to the Placement Agent and selected dealers. We also paid certain legal fees and expenses of counsel to the Placement Agent. We issued to the Placement Agent and its designees five year warrants to purchase 193,965 shares of Common Stock with similar terms to the warrants issued to the Investors with an exercise price of $3.00 per share. We expect that the approximate $13,900,000 of net proceeds will contribute materially to our efforts to advance our portfolio of pain products through the clinic as well as accelerate the development of our other controlled release products which utilize our proprietary oral drug delivery systems and abuse resistant technology.

      From time to time we will consider potential strategic transactions including acquisitions, strategic alliances, joint ventures and licensing arrangements with other pharmaceutical companies. We retained an investment banking firm to assist with our efforts. There can be no assurance that any such transaction will be available or consummated in the future.

      As of March 31, 2007, our principal source of liquidity was approximately $2,045,390 of cash and cash equivalents. After the closing of the private placement in April 2007, our principal source of liquidity was approximately $15,750,000 of cash and cash equivalents. We intend to sell the remaining 5,000 shares of such Series C Preferred Stock, together with warrants to purchase shares of our Common Stock, which should result in gross proceeds of up to $5,000,000. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from the potential sale of New Jersey tax losses. There can be no assurance that the sale of tax losses or that any proceeds generated from any potential future sale of Series C Preferred Stock or by the exercise of outstanding warrants or options will be generated or provide sufficient cash.

      The following table depicts our obligations and commitments to make future payments under existing contracts or contingent commitments.

                                                         Payments Due by Period
                                                         ----------------------

Contractual Obligations       Total       Less than 1 Year     1-3 Years        4-5 Years     After 5 Years
                              -----       ----------------     ---------        ---------     -------------
NJEDA Bonds payable         $3,980,000       $  185,000       $  635,000       $  505,000       $2,655,000

OFF-BALANCE SHEET ARRANGEMENTS

      None.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms. We also concluded that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected or is reasonably likely to materially affect our internal controls over financial reporting. Our management has not yet completed, and is not yet required to have completed, its assessment of internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

      The following disclosure would have otherwise been filed on Form 8-K under the heading "Item 1.02 - Termination of Material Agreement":

      On June 28, 2007, Elite and Pliva, now a subsidiary of Barr Pharmaceuticals, Inc., terminated the Product Development and License Agreement entered into on June 22, 2005. The Product Development and License Agreement provided for the development and license of a controlled release generic product. According to the termination agreement between Elite and Pliva, which is effective as of January 31, 2007, it was agreed that Elite owns all intellectual property rights relating to the controlled released generic product in development under the Product Development and License Agreement and Pliva agreed to pay Elite $100,000 in discharge of outstanding payments under the Product Development and License Agreement.

      The following disclosure would have otherwise been filed on Form 8-K under the heading "Item 3.01 - Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard":

      On June 22, 2007, we received notice from the American Stock Exchange ("AMEX") stating that we were not in compliance with Section 301 of the Amex Company Guide pertaining to the issuance of securities prior to filing an application for the listing of such additional securities and receiving notification from AMEX that the securities have been approved for listing.

      Specifically, on December 6, 2006, we issued 957,396 shares of its common stock to VGS Pharma, LLC ("VGS SHARES") and prior to submitting an Additional Listing Application and receiving AMEX approval of such application.

      We submitted an Additional Listing Application covering, among other things, the VGS Shares, as well as the shares underlying the securities issued in our April 24, 2007 Series C financing, to AMEX on June 6, 2007, which application was subsequently amended and restated on June 21, 2007. Upon approval of such application, we will regain compliance with all applicable continued listing standards of AMEX.

                                    PART III

ITEM 10. DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

      Our current directors, executive officers and key employees, and their biographical information are set forth below:

NAME                                      AGE       TITLE
----                                      ---       -----
Bernard Berk                              58        Director, Chairman, Chief Executive Officer and President

Barry Dash, Ph. D                         75        Director

Melvin M. Van Woert, M.D.                 76        Director

Veerappan Subramanian, Ph. D.             57        Director, Acting Chief Scientific Officer

Robert J. Levenson                        66        Director*

Edward Neugeboren                                   Former Director**

Mark I. Gittelman                         47        Chief Financial Officer, Secretary and Treasurer

Chris Dick                                52        Executive Vice President of Corporate Development

Charan Behl                               55        Head of Technical Affairs

      *Robert Levenson became a director on June 26, 2007.
      ** Edward Neugeboren ceased being a director on June 26, 2007.

      The principal occupations and employment of each such person during the past five years is set forth below. In each instance in which dates are not provided in connection with a nominee's business experience, such nominee has held the position indicated for at least the past five years.

      MR. BERNARD BERK, President and Chief Executive Officer since June 2003, Chairman of the Board and Director since February 2004 and Member of the Nominating Committee since June 2004. Prior to joining Elite, Mr. Berk was the President and Chief Executive Officer of Michael Andrews Corporation, a pharmaceutical management consultant firm, from 1996 to 2003. Prior to that, Mr. Berk was from 1994 until 1996, President and Chief Executive Officer of Nale Pharmaceutical Corporation. From 1989 until 1994, he was Senior Vice President of Sales, Marketing and Business Development of Par Pharmaceuticals, Inc. Mr. Berk holds a B.S. from New York University.

      DR. BARRY DASH, Director since April 2005, Member of Audit Committee since April 2005, Member of Nominating Committee since April 2005 and Member of
Compensation Committee since June 2007, has been since 1995 President and Managing Member of Dash Associates, L.L.C., an independent consultant to the pharmaceutical and healthcare industries. From 1983 to 1996 he was employed by American Home Products Corporation (now known as Wyeth), its Whitehall-Robins Healthcare Division, initially as Vice President of Scientific Affairs, then Senior Vice President of Scientific Affairs and then Senior Vice President of Advanced Technologies during which time he personally supervised six separate departments: Medical and Clinical Affairs, Regulatory Affairs, Technical Affairs, Research and Development, Analytical R&D and Quality Management/Q.C. He had previously been employed by the Whitehall Robins Healthcare Division from 1960 to 1976, during which time he served as Director of Product Development Research, Assistant Vice President of Product Development and Vice President of Scientific Affairs. Dr. Dash had been employed by J.B. Williams Company (Nabisco Brands, Inc.) from 1978 to 1982. From 1976 to 1978 he was Vice President, Director of Laboratories of the Consumer Products Division of American Can Company. He currently serves on the board of GeoPharma, Inc. (NASDQ: GORX) Dr. Dash holds a Ph.D. from the University of Florida and M.S. and B.S. degrees from Columbia University at which he was Assistant Professor at the College of Pharmaceutical Sciences from 1956 to 1960. He is a member of the American Pharmaceutical Association, The American Association for the Advancement of Science and the Society of Cosmetic Chemist, American Association of Pharmaceutical Scientists, Drug Information Association, American Foundation for Pharmaceutical Education, and Diplomate American Board of Forensic Examiners. He is the author of scientific publications and patents in the pharmaceutical field.

      DR. MELVIN VAN WOERT, Director since April 2005, Member of Audit Committee since April 2005, Member of Nominating Committee since April 2005 and Member of Compensation Committee since June 2007, has been since 1974, a member of the staff of Mount Sinai Medical Center where since 1978 he has also been a Professor in the Department of Neurology and Pharmacology at Mount Sinai School of Medicine. Dr. Van Woert had been a consultant for Neuropharmacological Drug Products to the United States Food and Drug Administration from 1974 to 1980; Associate Editor for Journal of the Neurological Sciences; Member of the Editorial Board of Journal of Clinical Neurphamacology; and Medical Director of National Organization for Rare Disorders for which he received in 1993 the Humanitarian Award. His other awards include the U.S. Public Health Service Award for Exceptional Achievement in Orphan Products Development and the National Myoclonus Foundation Award. He has authored and co-authored more than 150 articles appearing in pharmacological, medical and other professional journals or publications.

      DR. VEERAPPAN SUBRAMANIAN, Acting Chief Scientific Officer since February 2007 and Director since December 2006. Since December 2006, Dr. Subramanian serves as Chief Executive Officer and Chairman of the Board of Novel Laboratories, Inc. Dr. Subramanian has been a pharmaceutical executive since 1981 and a pharmaceutical entrepreneur since 1997, when he formed Kali Laboratories, Inc. ("KALI LABS"). Kali Labs was acquired by Par Pharmaceuticals, Inc. in 2004 and Dr. Subramanian continued to work as an executive vice president at Par Pharmaceuticals after the acquisition. Dr. Subramanian ended his relationship with Par Pharmaceuticals in January 2006. Prior to organizing Kali Labs, Dr. Subramanian served for 6 years as vice president of scientific affairs for Zenith Laboratories, Inc. Prior to working with Zenith Laboratories, he was (i) the Director of New Product Development and Technical Services for Kali Pharma, Inc., (ii) a Senior Scientist, Commercial Products with Vicks Research Center, (iii) a Research Pharmacist, Dermatological with Johnson & Johnson and (iv) a Research Pharmacist in Product Development with E.R. Squibb & Sons. Between 2001 and 2005, Dr. Subramanian served on the board of Generic Pharmaceutical Industry Association. Dr. Subramanian has a Ph.D. in Pharmacy
(1981) from Rutgers University, a M.S. in Phamaceutics (1973) from Birla Institute of Technology & Science, and a B.S. in Pharmacy (1971) from Madurai Medical College.

      ROBERT J. LEVENSON, Director since June 2007 and Member of the Audit Committee and Compensation Committee since June 2007, is currently Managing Member of the Lenox Capital Group, L.L.C. since 2000. Mr. Levenson was previously an Executive Vice President of First Data Corporation from 1993 to 2000 and a member of its Board of Directors from 1992 to 2003. He was Senior Executive Vice President, Chief Operating Officer, and Member of the Office of the President and Director of Medco Containment Services, Inc., a provider of managed care prescription benefits, from October 1990 to December 1992. From 1985 until October 1990, he was a Group President and Director of Automatic Data Processing, Inc. (ADP-NYSE). Mr. Levenson has been a director of several other companies, public and private. Mr. Levenson is currently nominated to be a director of Ceridian Corporation (NYSE: CEN).

Mr. Levenson is a trustee of the Washington Institute, the Jewish Community Federation, and the Jewish Community Foundation of Metrowest New Jersey.

      MR. EDWARD NEUGEBOREN, Director from January 2005 to June 2007 and Member of Audit Committee from January 2005 to June 2007, has been a Managing Partner of Ledgemont Capital Group LLC, an investment banking firm based in New York from January 2005 to May 2007, Mr. Neugeboren was a consultant with Indigo Ventures LLC, an investment banking firm based in New York. From May 2001 to January 2004, Mr. Neugeboren was a managing partner of Third Ridge Capital Management, LLC, a U.S. equity hedge fund. He was from October 2000 to April 2001 the Chief Administrative Officer of Soceron, a then emerging Silicon Alley based media software company, and from 1988 to 2000 the Chief Administrative Officer and director of Equity Research Operations at Lehman Brothers. He was from 1996 to 1998 deputy director of Equity Research at UBS Warburg, formerly Warburg, Dillon Read, and director of Equity Research Operations from 1995 to 1996. Mr. Neugeboren began his career in 1992 as an equity research analyst covering the specialty pharmaceuticals industry, constituting generic drugs and drug delivery, at Dillon Read & Co., Kidder, Peabody & Co. and Furman Selz, Inc. Mr. Neugeboren is a Director of KineMed, Inc. a platform based drug development and advanced medical diagnostics company based in San Francisco, California.

      MARK I. GITTELMAN, Chief Financial Officer, Secretary and Treasurer of the Company, is the President of Gittelman & Co., P.C., an accounting firm in Clifton, New Jersey. Prior to forming Gittelman & Co., P.C. in 1984, he worked as a certified public accountant with the international accounting firm of KPMG Peat Marwick, LLP. Mr. Gittelman holds a B.S. in accounting from New York University and a Masters of Science in Taxation from Fairleigh Dickinson University. He is a Certified Public Accountant licensed in New Jersey and New York, and is a member of the American Institute of Certified Public Accountants ("AICPA"), and the New Jersey State and New York State Societies of CPAs. Other than Elite Labs, no company with which Mr. Gittelman was affiliated in the past was a parent, subsidiary or other affiliate of the Company.

      CHRIS DICK was appointed Executive Vice President of Corporate Development in March, 2006. Since November 2002, the Company has engaged Mr. Dick to direct its licensing and business development activities. From 1999 to 2002, Mr. Dick served as Director of Business Development for Elan Drug Delivery, Inc. responsible for licensing and business development of Elan's portfolio of drug delivery technologies. From 1997 to 1999, he was Manager of Business Development and Marketing for EnTec, a drug delivery business unit within FMC Corporation's Pharmaceutical Division. Prior thereto he held various other business and technical positions at FMC Corporation, including Manager of Marketing for its pharmaceutical functional coatings product line. Mr. Dick holds an M.B.A. from the Stern School of Business, New York University, and a B.S. and M.S. in Chemical Engineering from Cornell University.

      DR. CHARAN BEHL was appointed Head of Technical Affairs in February 2007 and was previously Executive Vice President and Chief Scientific Officer of the Company from March 2006 to February 2007. Dr. Behl has provided the Company since June 2003 consulting technological services as an independent contractor. He was from January 1995 to July 1998 Vice President of R&D and from July 1988 to January 2001 Executive Vice President of R&D of Nastech Pharmaceutical Corporation, Inc. From April 1981 to November 1994, Dr. Behl was employed by Hoffman La Roche, where he held a number of positions, including research leader of its Pharmaceutical R&D Department. During his tenure at Roche and Nastech, Dr. Behl created intellectual property in the area of drug delivery. His patent portfolio includes over 40 patents issued, pending and in preparation. Dr. Behl holds a B.S. in Pharmaceutical Sciences from BITS, Pilani, India, an M.S. in Pharmaceutics from Duquesne University, under the mentorship of Dr. Alvin M. Galinsky, and a Ph.D. in Pharmaceutical Sciences from the University of Michigan, under the mentorship of Dr. William I. Higuchi. Dr. Behl was an Assistant Research Scientist from 1978 to 1981 at the University of Michigan. Dr. Behl is internationally known for his scientific and professional activities. He has coauthored over 200 publications, including
research  articles,  book  chapters,  and  abstracts,   and  has  made  numerous
presentations at national and international conferences and workshops. In conjunction with associates from academia and industry and representatives of the FDA, Dr. Behl has co-organized several workshops and symposia. He was the founding chair of Nasal Drug Delivery Focus Group formed in 1995 under the auspices of the American Association of Pharmaceutical Scientists ("AAPS"), and served as its Chairman from 1995 to 2001. Dr. Behl is a fellow of the AAPS.

      There is no family relationship among our directors and executive officers.

      Each director holds office (subject to our By-Laws) until the next annual meeting of stockholders and until such director's successor has been elected and qualified. Except for Mr. Berk, Mr. Dick and Dr. Behl, each of which is employed pursuant to an employment agreement, all of our executive officers are serving until the next annual meeting of directors and until their successors have been duly elected and qualified. There are no family relationships between any of our directors and executive officers.

BOARD MEETINGS

      During the fiscal year ended March 31, 2007, our Board of Directors held 7 meetings. No director who served during the fiscal year ended March 31, 2007 attended fewer than 75% of the meetings of the Board of Directors during that year other than Veerappan Subramanian who joined the Board in December 2006.

      We do not have a formal policy regarding attendance by members of the Board of Directors at our annual meeting of stockholders, although it does encourage attendance by the directors. Historically, more than a majority of the directors have attended the annual meeting.

COMMITTEES OF THE BOARD

      The Board of Directors has an Audit Committee, a Nominating Committee and a Compensation Committee. For the fiscal year ended March 31, 2007, the members of the Nominating Committee were Bernard Berk, Barry Dash and Melvin Van Woert and of the Audit Committee are Edward Neugeboren, Barry Dash and Melvin Van Woert. Robert J. Levenson replaced Edward Neugeboren as a member of the audit committee on June 26, 2007. On June 26, 2007, we constituted a Compensation Committee, the members of which are Robert J. Levenson, Barry Dash and Melvin Van Woert.

      AUDIT COMMITTEE

      The Audit Committee held one meeting during the fiscal year ended March 31, 2007. A copy of its written charter (adopted by the Board of Directors) was included as an appendix to our proxy statement sent to stockholders in connection with the annual meeting of stockholders held October 11, 2001.

      We deem the members of our Audit Committee to be independent. Mr. Neugeboren, a member of our audit committee during the fiscal year ended March 31, 2007 qualified as an audit committee financial expert. Mr. Levenson, who replaced Mr. Neugeboren on the audit committee on June 26, 2007 also qualifies as an audit committee financial expert.

      The audit committee's primary responsibilities are to monitor the integrity of our financial statements and reporting process and systems of internal controls regarding finance and accounting and to monitor our compliance with legal and regulatory requirements, including disclosures and procedures. The committee also has the responsibility to evaluate our independent auditor's qualifications, independence and performance as well as to evaluate the performance of the internal audit function.

      NOMINATING COMMITTEE

      The Nominating Committee held one meeting during the fiscal year ended March 31, 2007. This committee does not have a charter. This committee assists the Board of Directors in identifying and recommending qualified Board candidates. The committee identifies Board candidates through numerous sources, including recommendations from Directors, executive officers and our stockholders. The committee seeks to have available to it qualified candidates from a broad pool of individuals with a range of talents, experience, backgrounds and perspectives. The committee seeks to identify those individuals most qualified to serve as Board members and considers many factors with regard to each candidate, including judgment, integrity, diversity, prior experience, the interplay of the candidate's experience with the experience of other Board members, the extent to which the candidate would be desirable as a member of any committees of the Board of Directors, and the candidate's willingness to devote substantial time and effort to Board responsibilities. The Nominating Committee makes recommendations to the Board of Directors with respect to Director nominees.

      COMPENSATION COMMITTEE

      On June 26, 2007, we constituted a Compensation Committee. The role of the Compensation Committee will be to determine executive compensation and make recommendations with respect to incentive compensation and executive compensation.

      Prior to the establishment of the Compensation Committee, the full Board of Directors, which includes two Directors employed by us, participated in deliberations concerning executive compensation and established the compensation and benefit plans and programs of Elite. For more information on the compensation of directors and officers of the Company, see the "Compensation Discussion and Analysis" and "Compensation" sections below.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      As noted above, until June 26, 2007, the Board of Directors as a whole performed the functions normally associated with the compensation committee. However, while Bernard Berk, our President and Chief Executive Officer and Veerappan Subramanian, our Chief Scientific Officer, served as members of the Board of Directors, at no time did Mr. Berk or Dr. Subramanian participate in deliberations of the Board of Directors concerning either of their own compensation.

      The newly constituted Compensation Committee is currently composed of members who are neither currently nor ever have been an employee or officer of the Company and no executive officer of the Company served in the last fiscal year as a director or member of the compensation committee of another entity one of whose executive officers served as a member of our Board of Directors.

CODE OF CONDUCT

      At the first meeting of the Board of Directors following the Annual Meeting of Stockholders held on June 22, 2004, the Board of Directors adopted a Code of Business Conduct and Ethics for its officers and employees which it believes complies with the requirements for a company code of ethics for financial officers that were promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2002 (the "SARBANES-OXLEY ACT") as well as for the members of our Board of Directors. The directors will be surveyed annually regarding their compliance with the policies as set forth in the Code of Conduct for Directors. A copy of the Code of Business Conduct and Ethics is available on our website www.elitepharma.com. To receive a copy of our Code of Business Conduct and Ethics, at no cost, requests should be directed to the Secretary, Elite Pharmaceuticals, Inc., 165 Ludlow Avenue, Northvale, New Jersey 07647. We intend to disclose any amendment to, or waiver of, a provision of the Business

Conduct and Ethics for Directors in a report filed under the Securities Exchange Act of 1934, as amended, within five business days of the amendment or waiver.

STOCKHOLDER COMMUNICATIONS

      Stockholders and other interested parties may contact the Board of Directors or the non-management directors as a group at the following address:
Board of Directors or Outside Directors Elite Pharmaceuticals, Inc., 165 Ludlow Avenue, Northvale, NJ 07647. All communications received at the above address will be relayed to the Board of Directors or the non-management directors, respectively. Communications regarding accounting, internal accounting controls or auditing matters may also be reported to the Board of Directors using the above address

      Typically, we do not forward to our directors communications from our stockholders or other communications which are of a personal nature or not related to the duties and responsibilities of the Board, including:

      o     Junk mail and mass mailings

      o     New product suggestions

      o     Resumes and other forms of job inquiries

      o     Opinion surveys and polls

      o     Business solicitations or advertisements

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, "REPORTING
PERSONS") to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of Elite. Reporting Persons are required by SEC regulation to furnish Elite with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended March 31, 2007 all Reporting Persons complied with all applicable filing requirements other than Dr. Dash and Dr. Subramanian who did not timely file a Form 4 and Form 3, respectively.

ITEM 11. EXECUTIVE COMPENSATION.

                      COMPENSATION DISCUSSION AND ANALYSIS

SUMMARY

      Our approach to executive compensation, one of the most important and also most complex aspects of corporate governance, is influenced by our belief in rewarding people for consistently strong execution and performance. We believe that the ability to attract and retain qualified executive officers and other key employees is essential to our long term success.

      Our plan to obtain  and  retain  highly  skilled  employees  is to provide significant incentive compensation opportunities and market competitive salaries. The plan was intended to link individual employee objectives with overall company strategies and results, and to reward executive officers and significant employees for their individual contributions to those strategies and results. We use compensation and performance data from comparable companies in the pharmaceutical industry to establish market competitive compensation and performance standards for our employees. Furthermore, we believe that equity awards serve to align the interests of our executives with those of our stockholders. As such, equity is a key component of our compensation program.

NAMED EXECUTIVE OFFICERS

      The named executive officers for fiscal year ended March 31, 2007 are Bernard Berk, President and Chief Executive Officer; Mark I. Gittelman, Chief Financial Officer; Chris Dick, Executive Vice President of Corporate Development; Charan Behl, Chief Scientific Officer until February 9, 2007, Head of Technical Affairs since February 9, 2007; and Veerappan Subramanian, Chief Scientific Officer since February 9, 2007. These individuals are referred to collectively in this Annual Report on Form 10-K as the "NAMED EXECUTIVE OFFICERS."

                       OUR EXECUTIVE COMPENSATION PROGRAM

OVERVIEW

      The primary elements of our executive compensation program are base salary, incentive cash and stock bonus opportunities and equity incentives typically in the form of stock option grants. Although we provide other types of compensation, these three elements are the principal means by which we provide the Named Executive Officers with compensation opportunities.

      The emphasis on the annual bonus opportunity and equity compensation components of the executive compensation program reflect our belief that a large portion of an executive's compensation should be performance-based. This compensation is performance-based because payment is tied to the achievement of corporate performance goals. To the extent that performance goals are not achieved, executives will receive a lesser amount of total compensation. We have entered into employment agreements with three of our Named Executive Officers. Such employment agreements set forth base salaries, bonuses and stock option grants. Such stock option grants are predicated on our achievement of corporate performance goals as set forth in such agreements.

                 ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM

BASE SALARY

      We pay a base  salary to  certain  of the  Named  Executive  Officers.  In general, base salaries for the Named Executive Officers are determined by evaluating the responsibilities of the executive's position, the executive's experience and the competitive marketplace. Base salary adjustments are considered and take into account changes in the executive's responsibilities, the executive's performance and changes in the competitive marketplace. We believe that the base salaries of the Named Executive Officers are appropriate within the context of the compensation elements provided to the executives and because they are at a level which remains competitive in the marketplace.

BONUSES

      The Board of Directors may authorize us to give discretionary bonuses, payable in cash or shares of common stock, to the Named Executive Officers and other key employees. Such bonuses are designed to motivate the Named Executive Officers and other employees to achieve specified corporate, business unit and/or individual, strategic, operational and other performance objectives. During the fiscal year ended March 31, 2007, the Company awarded bonuses of $25,000 each to Charan Behl and Chris Dick in accordance with the terms of their employment agreements.

STOCK OPTIONS

      Stock options constitute performance-based compensation because they have value to the recipient only if the price of our common stock increases. Stock options for each of the Named Executive Officers generally vest over time, obtainment of a corporate goal or a combination.

      The grant of stock options at Elite is the centerpiece of our compensation program and is designed to motivate our Named Executive Officers to achieve our short term and long term corporate goals.

      As the pharmaceutical industry is characterized by a long product development cycle, including a lengthy research and product-testing period and a rigorous approval phase involving human testing and governmental regulatory approval, many of the traditional benchmarking metrics for vesting, such as product sales, revenues and profits are inappropriate for an early-stage pharmaceutical company such as Elite. We consider when determining vesting benchmarks the following which are aligned with our short term and long term corporate goals:

            o     clinical trial progress;

            o     achievement of regulatory milestones; and

            o     establishment of key strategic relationships.

RETIREMENT AND DEFERRED COMPENSATION BENEFITS

      We do not presently provide the Named Executive Officers with a defined benefit pension plan or any supplemental executive retirement plans, nor do we provide the Named Executive Officers with retiree health benefits. We have adopted a deferred compensation plan under Code Section 401(k) of the

Internal Revenue Service Code. The Stock Option Plan provides for employees to defer compensation on a pretax basis subject to certain limits, however, Elite does not provide a matching contribution to its participants.

      The retirement and deferred  compensation  benefits  provided to the Named
Executive   Officers  are  not  material  factors  considered  in  making  other compensation determinations with respect to Named Executive Officers.

PERQUISITES

      As described in more detail below, the perquisites provided to certain of the Named Executive Officers consists of car and parking allowances and life insurance premiums. These perquisites represent a small fraction of the total compensation of each such Named Executive Officer. The value of the perquisites we provide are taxable to the Named Executive Officers and the incremental cost to us of providing these perquisites is reflected in the Summary Compensation Table. The Board of Directors believes that the perquisites provided are reasonable and appropriate. For more information on perquisites provided to the Named Executive Officers, please see the All Other Compensation column of the Summary Compensation Table and "Agreements with Named Executive Officers" below.

POST-TERMINATION/ CHANGE OF CONTROL COMPENSATION

      In addition to retirement and deferred compensation benefits described above, we have arrangements with certain of the Named Executive Officers that may provide them with compensation following termination of employment. These arrangements are discussed below under "Agreements with Named Executive Officers".

TAX IMPLICATIONS OF EXECUTIVE COMPENSATION

      Our aggregate deductions for each Named Executive Officer compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Internal Revenue Code. At our 2006 Named Executive Officer compensation levels, we did not believe that Section 162(m) of the Internal Revenue Code would be applicable, and accordingly, we did not consider its impact in determining compensation levels for our Named Executive Officers in 2006.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

MESSRS BERK, DICK AND DR. BEHL

      On November 13, 2006, we entered into (i) the Second Amended and Restated Employment Agreement with Mr. Berk, our President, Chief Executive Officer and Chairman of the Board of Directors (the "BERK AGREEMENT"); (ii) an employment agreement with Dr. Behl as Executive Vice President and Chief Scientific Officer (the "BEHL AGREEMENT"); and (iii) an employment agreement with Mr. Dick as Executive Vice President of Corporate Development (the "DICK AGREEMENT"). The employment agreement with Dr. Behl was subsequently amended and restated on February 9, 2007, under which Dr. Behl's position was changed from Chief Scientific Officer to Head of Technical Affairs and he is to report to our Chief Executive Officer, Chief Scientific Officer and any additional executive officer designated by the Board of Directors.

      The Berk Agreement provides for a base annual salary of $330,140 (his current salary) which may at the discretion of the Board of Directors be increased in light of factors including our existing financial condition and Mr. Berk's success in implementing our business plan and achieving our strategic alternatives. Mr. Berk is to continue to receive an automobile allowance of $800 per month. The Behl and Dick Agreements provide for an initial base annual salary of $250,000 and $200,000, respectively, a guaranteed bonus of $25,000 payable on January 1, 2007 and within 30 calendar days of the end of each fiscal year during the term and a $700 per month automobile allowance.

      Each of the three agreements provides for payment of a discretionary bonus following the end of each fiscal year of up to 50% of the executive's then annual base salary. The amount, if any, of the discretionary bonus will be determined by the Compensation Committee as to Mr. Berk and by the Board of Directors or a Compensation Committee as to Dr. Behl and Mr. Dick. Mr. Berk's
bonus is to be based on any commercialization of products, merger or acquisition, business combination or collaborations, growth in revenues and earnings, additional financings or other strategic business transaction that inure to the benefit of our stockholders. The bonus, if any, may be paid in cash or shares of common stock, valued at the closing price of the common stock on the immediately preceding trading day. The discretionary bonus which may be paid to Dr. Behl or Mr. Dick is to be based on the achievement of goals discussed with the executive in good faith and within a reasonable time following the commencement of each fiscal year and may be paid in cash or shares of our common stock valued at the average of the closing price per share during the five trading days immediately preceding the date of issuance of the shares.

      Each of Dr. Behl's and Mr. Dick's agreement provides for the grant under the Company's Stock Option Plan to the executive at an exercise price of $2.25 of options to purchase 250,000 shares. The Berk, Behl and Dick Agreements each provide for the grant to the executive of options at the foregoing exercise price to purchase up to 300,000 additional shares (the "OPIOID PRODUCT OPTIONS") which are to vest in two 150,000 share tranches upon the closing of an exclusive product license for the United States national market, the entire European Union Market or the Japan market or a product sale transaction of all our ownership rights in the United States (only once for each product) for our first drug developed by us for which the FDA approval will be sought under a NDA (including a 505(b) (2) application) for oxycodone, hydrocone, hydromorphone, oxymorphone, or morphine ("NON-GENERIC OPIOID PRODUCT") as to the first tranche and as to our second Non-Generic Opioid Drug for the second tranche.

      The Berk Agreement provides for the amendment of the vesting of options as to 400,000 shares which had been granted on September 2, 2005 to Mr. Berk at an exercise price of $2.69 per share ("BERK'S PREVIOUS MILESTONE OPTIONS") and the Behl and Dick Agreements provides for the grant of options at the exercise price of $2.25 per share for each of Behl and Dick as to 200,000 shares (collectively along with Mr. Berk's Previous Milestone Options, the "MILESTONE OPTIONS") with the Milestone Options of each of the three executives to vest (A) as to not more than 125,000 shares and 75,000 shares, respectively, upon the commencement of the first Phase III clinical trial relating to the first and then the second Non-Generic Opioid Drug developed by us; (B) 50,000 shares upon the closing of each product license or product sale transaction (on a product by product basis and only once for each product) other than Non-Generic Opioid Drugs for which options were granted above; (C) 10,000 shares upon the filing by us (in our name) with the FDA of either an ANDA or an NDA (including an application filed with the FDA under Section 505(b)(2) of the Federal, Food, Drug, and Cosmetic Act, 21 U.S.C. Section 301 et seq.) (collectively, a "NDA"), for a product not covered by a previous FDA application; (D) 40,000 shares upon the approval by the FDA of any ANDA or NDA (filed in our name) for a product not previously approved by the FDA; (E) 25,000 shares upon the filing of an application for a U.S. patent by us (in our name); and (F) 25,000 shares upon the granting by the U.S. Patent and Trademark Office (the "PTO") of a patent to us filed in our name or an approval of an ANDA or NDA;

provided, however the foregoing options terminate upon the executive's termination of employment except that options under (D) and (F) nevertheless vest if the filing was made during the initial term but prior to termination of the executive's employment by us without cause and the approval was made within 540 days of the filing of the ANDA, NDA or patent application.

      We also agreed that in the event that, as to Mr. Berk, all of the options to purchase the full 400,000 Mr. Berk's Previous Milestone Options have fully vested during the initial term of the agreement and as to each of Dr. Behl and Mr. Dick all 200,000 Milestone Options have fully vested during the initial term of his agreement, we will grant under the Stock Option Plan to the executive at the end of the first current fiscal year in which the following event occurs fully vested additional options to purchase the following shares at the fair market value on the date of grant (the "ADDITIONAL MILESTONE OPTIONS"): (a) to the extent not previously vested with respect to his comparable Milestone
Options: (i) up to 125,000 shares upon the commencement of the first Phase III clinical trial relating to the first Non-Generic Opioid Drug developed by us and
(ii) up to an additional 125,000 shares as to such trial relating to the second Non-Generic Opioid Drug developed by us, (b) 50,000 shares upon the closing of each product license for the United States national market or product sale transaction of all ownership rights (on a product by product basis and only once for each product); (c) 10,000 shares upon the filing by us (in our name) with the FDA of either an ANDA or NDA for a product not covered by a previous FDA application for each drug product of us, other than the Non-Generic Opioid Drugs for which any Opioid Option was granted under the Agreement; (d) 40,000 shares upon the approval by the FDA of any ANDA, NDA or 505(b)(2) application filed in our name for a product not previously approved by the FDA; (e) 25,000 shares in the event of the filing of an application of an additional U.S. patent by us (filed in our name); and (f) 25,000 shares in the event of the granting by the PTO of the foregoing additional patent applications to us (filed in our name).

      The Berk Agreement acknowledges that Mr. Berk holds previously granted incentive stock options to purchase 725,000 shares, of which 300,000 vested options are exercisable at $2.01 per share, 225,000 vested options are exercisable at $2.15 per share and 100,000 vested options are exercisable at $2.69 per share, and the remaining 100,000 options, which vest on September 2, 2007, are exercisable at $2.69 per share.

      Each employment agreement allows us at our discretion to grant to the executive additional options under the Stock Option Plan and provides each executive the right to register at our expense for reoffering shares issued upon exercise of the options under the Securities Act of 1933, as amended, in certain registration statements filed by us with respect to offerings of securities by us.

      Berk's Agreement provides that if we terminate his employment due to his permanent disability, without cause or he terminates his employment for good reason, Mr. Berk shall be entitled to the following severance: (i) any earned but unpaid base salary plus any unpaid reimbursable expenses as of the effective date of termination of his employment, (ii) the then-current base salary and reimbursement of the cost to replace the life and disability insurance coverages afforded to Mr. Berk under our benefit plans with substantially similar coverages, following the effective date of termination of his employment, for a period equal to the greater of (x) the remainder of the then-current term, or
(y) two years following the effective date of termination and (iii) payment by us of premiums for health insurance for the period during which Mr. Berk is entitled to continued health insurance coverage as specified in the Comprehensive Omnibus Budget Reconciliation Act. In the event that we terminate Mr. Berk's employment because of his permanent disability, Mr. Berk is to be entitled to the severance specified above, less any amounts actually received by him under any disability insurance coverage provided for and paid by us. In the event that we terminate Mr. Berk's employment for cause or Mr. Berk terminates his employment with us without good reason, Mr. Berk shall be entitled to any earned but unpaid base salary plus any unpaid reimbursable expenses as of the effective date of termination of his employment.

      Berk's Agreement provides that in the event of a change of control in lieu of any severance that may otherwise be payable to him if Mr. Berk elects to terminate his employment for any reason within 90 days thereof, or we elect to terminate his employment within 180 days thereof, other than for cause, he is to be entitled to the following: (i) any earned but unpaid base salary plus any unpaid reimbursable expenses as of the effective date of termination of his employment, (ii) $1,000,000, (iii) the then-current base salary for a period of 12 months following the effective date of termination, (iv) reimbursement of the cost, for a period of 12 months following the effective date of termination, of replacing the life and disability insurance coverage afforded to Mr. Berk under our benefit plans with substantially similar coverage and (v) payment by us of premiums for health insurance for the period during which Mr. Berk is entitled to continued health insurance coverage as specified in the Comprehensive Omnibus Budget Reconciliation Act.

      Each of Behl's and Dick's Agreements provide that in the event we terminate his employment for "CAUSE" as defined in the agreement or the executive terminates employment without good reason, he is to receive salary through date of termination, reimbursement for expenses incurred prior to termination, all unvested options will terminate as of the date of termination and vested options will be governed by the terms of the Stock Option Plan and the related option agreement. In the event of a termination due to death, disability or by us without cause or by Dr. Behl or Mr. Dick for good reason, we are to pay him or his estate subject to his compliance with certain covenants, including non-competition, non-solicitation, confidentiality and assignment of intellectual property, his base salary for the longer of the balance of the initial term or one year from date of termination, continue health insurance coverage for 12 months from termination and his vested options are to be exercisable for 90 days from date of termination. Dr. Behl's amended agreement provides that the definition of "cause" has been amended to include a determination by the Board of Directors, in its sole discretion, that the employment of Dr. Behl should terminate, provided that such termination will be effective on the 30th day after the written notice to Dr. Behl of such determination.

      In the event the employment of Dr. Behl or Mr. Dick is terminated by us following a "CHANGE OF CONTROL" of Elite, each will be entitled to the amounts payable as a result of termination by us without cause plus a lump sum payment of $500,000 and all unvested options shall immediately vest and along with unexercised vested options be exercisable within 90 days from the date of termination. "Change of control" is defined in each of their agreements as the acquisition of Elite pursuant to a merger or consolidation which results in the reduction to less than 50% of the shares outstanding upon consummation of the holders of its outstanding shares immediately prior thereto or sale of substantially all our assets or capital stock to another person, or the acquisition by a person or a related group in a single transaction or a series of related transaction of more than 50% of the combined voting power of Elite's outstanding voting securities.

      Berk's Agreement contains his non-solicitation covenant for a period of one year from termination. Each of Dr. Behl and Mr. Dick has agreed to a one-year following termination non-competition covenant and a two year following termination non-solicitation covenant.

      The executives are to be reimbursed for expenses (including business, travel and entertainment) reasonably incurred in the performance of their duties, with Dr. Behl's and Mr. Dick's agreements providing that reimbursement of expenses in excess of $2,000 per month are subject to the approval of our Chief Executive Officer. Each of the executives is entitled to participate in such employee benefit and welfare plans and programs, which may be offered to our senior executives including life insurance, health and accident, medical plans and programs and profit sharing and retirement plans.

      Each employment agreement is for an initial term ending November 13, 2009, subject to automatic one-year renewals unless terminated by the executive or us upon at least 60 days notice prior to the end of the then scheduled expiration date. We have the right to terminate Mr. Berk's employment in the event of his inability to perform work due to physical or mental illness or injury for nine full calendar months during any eight consecutive calendar months. We have the right to terminate Dr. Behl's or Mr. Dick's employment due to disability as defined in a long-term disability insurance policy reasonably satisfactory to him or, in the absence of such policy, due to Dr. Behl's or Mr. Dick's, as the case may be, inability for 120 days in any 12 month period to substantially perform his duties as a result of a physical or mental illness.

MR. GITTELMAN

      On February 26, 1998, we entered into an agreement with Gittelman & Co., P.C., whereby fees are paid to Gittelman & Co., P.C., a firm wholly-owned by Mark I. Gittelman, our Chief Financial Officer, Secretary and Treasurer, in consideration for services rendered by the firm as internal accountant and financial and management consultant. The firm's services include the services rendered by Mr. Gittelman in his capacity as Chief Financial Officer, Secretary and Treasurer. For the fiscal years ended March 31, 2007, 2006 and 2005, the fees paid by us under the agreement were $151,214, $154,704, and $111,312. The services rendered by the firm to us averaged 98, 103 and 84 hours per month, respectively, of which an average of 25 hours per month were services rendered by him in his capacity as an officer of Elite.

DR. SUBRAMANIAN

      Dr. Subramanian entered into an Advisory Services Agreement with us on December 6, 2006, the terms of which are summarized under Item 13. - Certain Relationships and Related Transactions, and Director Independence."

HEDGING POLICY

      We do not permit the Named Executive Officers, to "hedge" ownership by engaging in short sales or trading in any options contracts involving our securities.

                       COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

      The table below summarizes the compensation information in respect of the Named Executive Officers for the fiscal years ended March 31, 2007, 2006 and 2005.

                                                                                               CHANGE IN
                                                                                             PENSION VALUE
                                                                                                  AND
                                                                                              NONQUALIFIED
                                                                                NON-EQUITY      DEFERRED
       NAME                                              STOCK       OPTION      INCENTIVE    COMPENSATION    ALL OTHER
       AND               YEAR     SALARY       BONUS    AWARDS       AWARDS        PLAN         EARNINGS     COMPENSATION      TOTAL
     PRINCIPAL            (1)                   (2)       (3)          (4)     COMPENSATION
     POSITION                       ($)         ($)       ($)          ($)           ($)           ($)             ($)           ($)
 -----------------     -------    -------     -------   ------       -------   ------------   ------------    ------------     -----
Bernard Berk           2006-07    393,203          --       --       574,422         --            --          21,260(7)     988,885
 President and
 Chief Executive       2005-06    344,295     150,000       --       379,439         --            --              --        873,734
 Officer
                       2004-05    200,000      50,000       --       488,782         --            --              --        738,782

Mark. Gittelman        2006-07         --          --       --        83,293         --            --              --         83,293
 Chief
 Financial Officer     2005-06         --          --       --        23,100         --            --              --         23,100

                       2004-05         --          --       --        19,109         --            --              --         19,109

Chris Dick             2006-07    168,750      25,000       --       482,037                       --              --        678,937
 Executive
 Vice President        2005-06    150,000      25,000       --            --         --            --           3,150(8)     175,000
 of Corporate
 Development           2004-05    140,250      25,000       --        76,687         --            --              --        241,937

Charan Behl(5)         2006-07    344,135      25,000       --       482,037                       --              --        851,172
 Head of
 Technical Affairs     2005-06    450,000          --       --            --         --            --              --        450,000

                       2004-05    392,455(6)       --       --            --         --            --              --        392,455

Veerappan              2006-07         --          --       --     1,114,445         --            --              --      1,114,445
 Subramanian
 Chief Scientific      2005-06         --          --       --            --         --            --              --             --
 Officer
                       2004-05         --          --       --            --         --            --              --             --


----------
1 The information is provided for each fiscal year which begins on April 1 and ends on March 31.

2 Bonuses paid to Mr. Berk represent discretionary bonuses and bonuses paid to Mr. Dick and Dr. Behl represents guaranteed bonuses.

3 No stock awards were granted to the Named Executive Officers in the fiscal years ended March 31, 2007, 2006 and 2005.

4 The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for fiscal years ended March 31, 2007, 2006 and 2005 are set forth in note 9 of our financial statements for the year ended March 31, 2007. Our Named Executive Officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

5 Dr. Behl was Executive Vice President and Chief Scientific Officer from March 9, 2006 to February 9, 2007 and has been Head of Technical Affairs since February 9, 2007.

6 Includes $229,325 of fees paid by the issuance to Dr. Behl of units, each consisting of (i) a share of Series A Preferred Stock convertible into ten shares of Common Stock and (ii) ten common stock purchase warrants, at the rate of $12.30 per unit.

7 Represents $16,345 for auto and parking allowance and $4,915 for life insurance premiums.

8     Represents $3,150 for auto and parking allowance.

                           GRANTS OF PLAN-BASED AWARDS

      The following table sets forth information regarding grants of plan based awards to the Named Executive Officers during the fiscal year ended March 31, 2007.

                                                                                            ESTIMATED FUTURE PAYOUTS
                                              ESTIMATED POSSIBLE PAYOUTS                             UNDER
                                              UNDER NON-EQUITY INCENTIVE                     EQUITY INCENTIVE PLAN
                                                      PLAN AWARDS                                    AWARDS
                                         ------------------------------------      -------------------------------------------
                           GRANT         THRESHOLD       TARGET       MAXIMUM      THRESHOLD        TARGET             MAXIMUM
NAME                       DATE             ($)           ($)           ($)           (#)             (#)                7(#)
----                       -----         ---------       ------       -------      ---------        ------             -------
Bernard Berk             11.13.06            --            --            --            --       300,000(3)(4)             --
  President and
  Chief Executive
  Officer

Mark. Gittelman           05.3.06            --            --            --            --        70,000(2)                --
  Chief
  Financial
  Officer

Chris Dick               11.13.06            --            --            --            --       750,000(3)(4)(5)(6)       --
  Executive
  Vice
  President of
  Corporate
  Development

Charan Behl              11.13.06            --            --            --            --       750,000(3)(4)(5)(6)       --
  Head of
  Technical Affairs

Veerappan                12.06.06            --            --            --            --     1,750,000(7)                --
Subramanian
  Chief
  Scientific
  Officer

                         ALL OTHER    ALL OTHER                       GRANT
                           STOCK        OPTION                      DATE FAIR
                          AWARDS:      AWARDS:      EXERCISE OR      VALUE OF
                         NUMBER OF    NUMBER OF     BASE PRICE      STOCK AND
                         SHARES OF    SECURITIES     OF OPTION        OPTION
                         STOCK OR    UNDERLYING      AWARDS          AWARDS
NAME                     UNITS (#)   OPTIONS (#)      ($/SH)           (1)
----                     ---------   -----------    ----------      ---------
Bernard Berk                 --            --      $   3.00(8)     $  411,000
  President and
  Chief Executive
  Officer

Mark. Gittelman              --            --      $   2.26        $  116,200
  Chief
  Financial
  Officer

Chris Dick                   --            --      $   2.25(9)     $1,027,500
  Executive
  Vice
  President of
  Corporate
  Development

Charan Behl                  --            --      $   2.25(9)     $1,027,500
  Head of
  Technical Affairs

Veerappan                    --            --      $   2.13(10)    $2,380,000
Subramanian
  Chief
  Scientific
  Officer

1 The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for fiscal years ended March 31, 2007, 2006 and 2005 are set forth in note 9 of our financial statements for the year ended March 31, 2007. Our Named Executive Officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

2 Represents options that vest in annual increments over a three year period on May 3, 2007, May 3, 2008 and May 3, 2009, respectively.

3     The options were granted under our 2004 Stock Option Plan.

4 Represents (i) 150,000 options that vest upon the closing of an exclusive product license for the first of the United States national market, the entire European Union market or the Japan market or product sale transaction of all of our ownership rights in the United States (only once for each individual product) for our first Non-Generic Opioid Drug; and
      (ii) 150,000 options that vest upon the closing of an exclusive product license for the United States national market, the entire European Union market or the Japan market or product sale transaction of all of our ownership rights in the United States (only once for each individual product) for our second Non-Generic Opioid Drug.

5     Represents 250,000 options that vested on November 13, 2006.

6 Represents 200,000 options that vest as follows: (i) upon the commencement of the first Phase III clinical trial relating to the first "Non-Generic Opioid Drug" developed by us as to 125,000 options and relating to the second "Non-Generic Opioid Drug" developed by the company as to 75,000 options; (ii) 50,000 shares of Common Stock shall vest and become immediately exercisable in full only upon the closing of an exclusive product license for the United States national market or product sale transaction of all of our ownership rights (on a product by product basis and only once for each individual product) for each Company drug product, other than the "Non-Generic Opioid Drugs" for which the "Non-Generic Opioid Drug" options were granted; (iii) 10,000 options upon the filing by us (in our name) with the FDA of either an ANDA or a NDA (including a NDA filed with the FDA, for a product not covered by a previous FDA application; (iv) 40,000 options upon the approval by the FDA of any ANDA or NDA (filed in our name) for a product not previously approved by the FDA; (v) 25,000 options upon filing of an application for U.S. patent by us (filed in our name); and (vi) 25,000 options upon the granting by U.S. Patent and Trademark Office of a patent to us (filed in our name).

7     Represents options that vest as follows: (i) 250,000 on December 6, 2006,
      (ii) 250,000 on May 6, 2007, (iii) 250,000 on December 6, 2007, (iv)
      250,000 on our acceptance of the initial business plan of Novel, (v) 250,000 on the earliest to occur of the (x) dosing of a human patient in the first clinical trial, (y) dosing of a human subject in the first bioequivalence study, or (z) in the event that neither a clinical trial nor a bioequivalence study is required under applicable law as a condition of marketing a Product Candidate (as defined below), the completion of stability testing of an exhibit batch of such Product Candidate, in each case, with respect to any drug product by us (excluding any drug products of Novel), developed under the advisory services to be provided by Dr. Subramanian to us under the Strategic Advisory Agreement (the "Advisory Services") that occurs on or after the sixtieth (60th) day after December 6, 2006 (such drug product, a "Product Candidate"), (vi) 250,000 on earliest to occur of (x) the completion of the first successful clinical trial for such Product Candidate as determined by the clinical research organization (the "CRO") performing such trial, (y) the completion of the first successful bioequivalence study for such Product Candidate as determined by the CRO performing such study that occurs on or after the sixtieth (60th) day after the date hereof, or (z) in the event that neither a clinical trial nor a bioequivalence study is required under applicable law as a condition of marketing such Product Candidate, the submission of an ANDA with the FDA, and (vii) 250,000 on earliest to occur of the (x) dosing of a human patient in the first clinical trial, (y) dosing of a human subject in the first bioequivalence study, (z) in the event that neither a clinical trial nor a bioequivalence study is required under applicable law as a condition of marketing a Product Candidate, the completion of stability testing of an exhibit batch of such Product Candidate, in each case, with respect to a second Product Candidate developed under the Advisory Services that occurs on or after the sixtieth
      (60th) day after the date hereof.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END


         The following table sets forth information concerning stock options and stock awards held by the Named Executive Officers as of March 31, 2007.


                                               OPTION AWARDS                                             STOCK AWARDS
                      ------------------------------------------------------------------    -------------------------------------
                                                                                                                          EQUITY
                                                                                                              EQUITY    INCENTIVE
                                                                                                     MARKET  INCENTIVE     PLAN
                                                                                            NUMBER    VALUE    PLAN       AWARDS:
                                                                                              OF       OF     AWARDS:   MARKET OR
                                                         EQUITY                             SHARES   SHARES   NUMBER      PAYOUT
                                                        INCENTIVE                             OR       OR       OF       VALUE OF
                                                          PLAN                               UNITS    UNITS   UNEARNED   UNEARNED
                                                         AWARDS                               OF       OF     SHARES,    SHARES,
                       NUMBER OF        NUMBER OF       NUMBER OF                            STOCK   STOCK     UNITS      UNITS
                      SECURITIES       SECURITIES      SECURITIES                             HELD    HELD   OR OTHER   OR OTHER
                      UNDERLYING       UNDERLYING      UNDERLYING                             THAT    THAT    RIGHTS     RIGHTS
                      UNEXERCISED      UNEXERCISED     UNEXERCISED    OPTION                  HAVE    HAVE     THAT       THAT
                        OPTIONS          OPTIONS        UNEARNED     EXERCISE   OPTION        NOT     NOT    HAVE NOT   HAVE NOT
                          (#)              (#)           OPTIONS      PRICE   EXPIRATION     VESTED  VESTED   VESTED     VESTED
NAME                  EXERCISABLE     UNEXERCISABLE        (#)          ($)      DATE         (#)      ($)      (#)        ($)
--------------------  -----------     -------------    -----------   -------- ----------    -------  ------  ---------  ---------
Bernard Berk            300,000(1)          --              --        $2.01    06/03/13        --      --        --         --
   President and        225,000(2)          --              --        $2.15    07/22/13        --      --        --         --
   Chief Executive       30,000(3)          --              --        $2.34    06/22/14        --      --        --         --
   Officer               10,000(4)          --              --        $2.75    08/30/15        --      --        --         --
                           --            10,000(4)          --        $2.75    08/30/15        --      --        --         --
                           --            10,000(4)          --        $2.75    08/30/15        --      --        --         --
                        100,000(5)          --              --        $2.69    09/02/15        --      --        --         --
                           --           100,000(5)          --        $2.69    09/02/15        --      --        --         --
                           --               --           400,000(6)   $2.69    09/02/15        --      --        --         --
                           --               --           150,000(7)   $3.00    11/13/16        --      --        --         --
                           --               --           150,000(8)   $3.00    11/13/16        --      --        --         --

Mark.
Gittelman
   Chief
   Financial
   Officer               10,000(9)          --              --        $2.34    03/08/14        --      --        --         --
                          6,666(10)         --              --        $2.80    07/14/15        --      --        --         --
                           --             6,667(10)         --        $2.80    07/14/15        --      --        --         --
                           --             6,667(10)         --        $2.80    07/14/15        --      --        --         --
                         23,333(11)         --              --        $2.26    05/03/16        --      --        --         --
                           --            23,333(11)         --        $2.26    05/03/16        --      --        --         --
                           --            23,334(11)         --        $2.26    05/03/16        --      --        --         --

Christopher Dick
   Executive
   Vice
   President of
   Corporate
   Development           10,000(12)         --              --        $2.34    10/31/12        --      --        --         --
                         10,000(12)         --              --        $2.34    10/31/12        --      --        --         --
                         10,000(12)         --              --        $2.34    10/31/12        --      --        --         --
                         10,000(13)         --              --        $2.21    06/13/13        --      --        --         --
                         10,000(13)         --              --        $2.21    06/13/13        --      --        --         --
                         10,000(13)         --              --        $2.21    06/13/13        --      --        --         --
                         40,000(14)         --              --        $2.80    07/14/15        --      --        --         --
                        250,000(15)         --              --        $2.25    11/13/16        --      --        --         --
                           --               --           150,000(7)   $2.25    11/13/16        --      --        --         --
                           --               --           150,000(8)   $2.25    11/13/16        --      --        --         --
                           --               --           200,000(6)   $2.25    11/13/16        --      --        --         --

 Charan Behl
   Head of
   Technical Affairs    250,000(15)         --                 --     $2.25    11/13/16        --      --        --         --
                           --               --           150,000(7)   $2.25    11/13/16        --      --        --         --
                           --               --           150,000(8)   $2.25    11/13/16        --      --        --         --
                           --               --           200,000(6)   $2.25    11/13/16        --      --        --         --

Veerappan
Subramanian
   Chief
   Scientific
   Officer              250,000(16)         --                 --     $2.13    12/16/16        --      --        --         --
                        250,000(16)         --                 --     $2.13    12/16/16        --      --        --         --
                        250,000(16)         --                 --     $2.13    12/16/16        --      --        --         --
                           --               --            250,000(16) $2.13    12/16/16        --      --        --         --
                           --               --            250,000(16) $2.13    12/16/16        --      --        --         --
                           --               --            250,000(16) $2.13    12/16/16        --      --        --         --
                           --               --            250,000(16) $2.13    12/16/16        --      --        --         --

-----------

1     These options vested as of June 3, 2003.

2     These options vested as of September 2, 2005

3     These options vested on June 22, 2004.

4 These options vest in annual increments over a three year period on August 30, 2006, August 30, 2007 and August 30, 2008, respectively.

5 These options vest in annual increments over a two year period on September 2, 2006 and September 2, 2007, respectively.

6 These options vest as follows: (i) upon the commencement of the first Phase III clinical trial relating to the first "Non-Generic Opioid Drug" developed by us as to 125,000 options and relating to the second "Non-Generic Opioid Drug" developed by the company as to 75,000 options;
      (ii) 50,000 shares of Common Stock shall vest and become immediately exercisable in full only upon the closing of an exclusive product license for the United States national market or product sale transaction of all of our ownership rights (on a product by product basis and only once for each individual product) for each Company drug product, other than the "Non-Generic Opioid Drugs" for which the "Non-Generic Opioid Drug" options were granted; (iii) 10,000 options upon the filing by us (in our name) with the FDA of either an ANDA or a NDA (including a NDA filed with the FDA, for a product not covered by a previous FDA application; (iv) 40,000 options upon the approval by the FDA of any ANDA or NDA (filed in our name) for a product not previously approved by the FDA; (v) 25,000 options upon filing of an application for U.S. patent by us (filed in our name); and (vi) 25,000 options upon the granting by U.S. Patent and Trademark Office of a patent to us (filed in our name).

7 These options vest upon the closing of an exclusive product license for the first of the United States national market, the entire European Union market or the Japan market or product sale transaction of all of our ownership rights in the United States (only once for each individual product) for our first Non-Generic Opioid Drug.

8 These options vest upon the closing of an exclusive product license for the United States national market, the entire European Union market or the Japan market or product sale transaction of all of our ownership rights in the United States (only once for each individual product) for our second Non-Generic Opioid Drug.

9     These options vested on June 22, 2004.

10 These options vest in annual increments over a three year period on July 14, 2006, July 14, 2007 and July 14, 2008, respectively.

11 These options vest in annual increments over a three year period on May 3, 2007, May 3, 2008 and May 3, 2009, repsectively.

12    These options vested on November 1, 2003, 2004 and 2005, respectively.

13    These options vested on June 13, 2004, 2005 and 2006, respectively.

14    These options vested on July 14, 2005.

15    These options vested on November 13, 2006.

16 These options vest as follows: (i) 250,000 on December 6, 2006, (ii) 250,000 on May 6, 2007, (iii) 250,000 on December 6, 2007, (iv) 250,000 on
      our acceptance of the initial business plan of Novel Laboratories, Inc. ("Novel"), (v) 250,000 on the earliest to occur of the (x) dosing of a human patient in the first clinical trial, (y) dosing of a human subject in the first bioequivalence study, or (z) in the event that neither a clinical trial nor a bioequivalence study is required under applicable law as a condition of marketing a Product Candidate (as defined below), the completion of stability testing of an exhibit batch of such Product Candidate, in each case, with respect to any drug product by us (excluding any drug products of Novel), developed under the advisory services to be provided by Dr. Subramanian to us under the Strategic Advisory Agreement (the "Advisory Services") that occurs on or after the sixtieth (60th) day after December 6, 2006 (such drug product, a "Product Candidate"), (vi) 250,000 on earliest to occur of (x) the completion of the first successful clinical trial for such Product Candidate as determined by the clinical research organization (the "CRO") performing such trial, (y) the completion of the first successful bioequivalence study for such Product Candidate as determined by the CRO performing such study that occurs on or after the sixtieth (60th) day after the date hereof, or (z) in the event that neither a clinical trial nor a bioequivalence study is required under applicable law as a condition of marketing such Product Candidate, the submission of an ANDA with the FDA, and (vii) 250,000 on earliest to occur of the (x) dosing of a human patient in the first clinical trial, (y) dosing of a human subject in the first bioequivalence study, (z) in the event that neither a clinical trial nor a bioequivalence study is required under applicable law as a condition of marketing a Product Candidate, the completion of stability testing of an exhibit batch of such Product Candidate, in each case, with respect to a second Product Candidate developed under the Advisory Services that occurs on or after the sixtieth
      (60th) day after the date hereof.

                        OPTION EXERCISES AND STOCK VESTED

      No options have been exercised by our Named Executive Officers during fiscal year ended March 31, 2007.

                                PENSION BENEFITS

      We do not provide pension benefits to the Named Executive Officers.

                       NONQUALIFIED DEFERRED COMPENSATION

      We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

            POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

      Please see the discussion under "Compensation Discussion and Analysis - Agreements with Named Executive Officers."

                              DIRECTOR COMPENSATION

      The following table sets forth director compensation for the year ended March 31, 2007:


                                                                           CHANGE IN
                                                                            PENSION
                                                                            VALUE AND
                         FEES EARNED                                      NON QUALIFIED
                          OR PAID     STOCK    OPTION     NON EQUITY        DEFERRED
                          IN CASH     AWARDS   AWARDS   INCENTIVE PLAN    COMPENSATION       ALL OTHER     TOTAL
NAME                       ($)(1)      ($)       ($)     COMPENSATION       EARNINGS       COMPENSATION     ($)
----                     -----------  ------   ------   --------------    --------------   ------------   -------
Bernard Berk               $6,000      ---       ---          ---              ---              ---       $6,000
Edward Neugeboren          $6,000      ---       ---          ---              ---              ---       $6,000
Barry Dash                 $4,000      ---       ---          ---              ---              ---       $4,000
Melvin Van Woert           $4,000      ---       ---          ---              ---              ---       $4,000
Veerappan Subramanian         ---      ---       ---          ---              ---              ---         ---

-----------

(1) Consists of a fee of $2000 for each meeting attended by a Director.



EQUITY COMPENSATION

      Members of the Board of Directors during the fiscal year ended March 31, 2006 received 30,000 options each in August 2005 and no members of the Board of Directors received any options or other equity compensation during the fiscal year ended March 31, 2007 for serving as a director.

OTHER COMPENSATION

      We do not pay or reimburse non-employee Directors for travel expenses incurred in connection with attending Board, committee and shareholder meetings. Each Director receives $2,000 per each meeting such Director attends. Except as described in this section, non-employee Directors do not receive any additional compensation for their services on the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding beneficial ownership of our Common Stock as of May 15, 2007 by (i) by each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) by each of our directors and nominees for director, (iii) by each of the Named Executive Officers (as defined below) and (iv) by all our directors and executive officers as a group. On such date, we had 20,820,048 shares of Common Stock outstanding (exclusive of 100,000 treasury shares). (The 9,550 shares of Series B Preferred Stock outstanding and 15,000 shares of Series C Preferred Stock are nonvoting and none of the individuals listed below beneficially owns any shares of Series B Preferred Stock or Series C Preferred Stock other than Barry Dash who owns 20 shares of Series C Preferred Stock. There are currently no shares of Series A Preferred Stock outstanding).

         As used in the table below and elsewhere in this proxy statement, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following the Record Date. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

NAME AND ADDRESS                                                                  COMMON STOCK
----------------                                                                  ------------
                                                                           AMOUNT              %
                                                                           ------             ---
Bernard Berk, Director, President and Chief Executive Officer*          1,532,300(1)           6.9

Edward Neugeboren, Director*                                              201,063(2)           **

Barry Dash, Director*                                                      28,207(3)           **

Melvin Van Woert, Director*                                                10,000(4)           **

Veerappan Subramanian, Director and Chief Scientific Officer*           2,962,894(5)            13

Dr. Charan Behl(6)*                                                     1,296,000(7)             6

Chris Dick, Executive Vice President of Corporate Development*            885,287(8)           4.1

Mark I. Gittelman, Chief Financial Officer*                                39,999(9)           **

Trellus Management Company
Adam Usdan                                                              3,450,795(10)         14.8
350 Madison Avenue, 9th Floor
New York, New York  10017

Mark Fain                                                               1,204,570(11)          5.8
237 Park Avenue, Suite 900
New York, NY 10017

Chad Comiteau                                                           1,152,712(12)          5.5
237 Park Avenue, Suite 900
New York, NY 10017

Davidson Kempner Healthcare International Ltd.                          3,735,816(13)         15.2
65 East 55th Street, 19th Floor
New York, NY 10022

All Directors and Officers as a group                                   6,955,750(14)         26.6


------------------------
* The address is c/o Elite Pharmaceuticals Inc., 165 Ludlow Avenue, Northvale, NJ 07647.

**  Less than 1%

(1) Includes options to purchase 1,365,000 shares of Common Stock. See "Named Executive Officers."

(2) Includes options and warrants to purchase an aggregate of 170,571 shares of Common Stock.

(3) Represents options to purchase 10,000 shares of Common Stock, 20 shares of Series C Preferred Stock convertible into 8,621 shares of Common Stock and warrants to purchase 2,586 shares of Common Stock.

(4)  Represents options to purchase shares of Common Stock.

(5) Includes options to purchase 1,500,000 shares of Common Stock which are owned by Dr. Subramanian and 957,396 shares of Common Stock and warrants to purchase 478,698 shares of Common Stock which are owned by VGS Pharma, LLC ("VGS"), a wholly-owned subsidiary of Kali Capital, L.P., which is controlled by Kali Management, LLC ("KALI"), its general partner, and Kali is controlled by the daughter of Dr. Subramanian, its managing member. Dr. Subramanian disclaims beneficial ownership of these shares of Common Stock, except to the extent of his pecuniary interest therein, if any.

(6) Dr. Behl was Executive Vice President and Chief Scientific Officer from March 9, 2006 to February 9, 2007 and has been Head of Technical Affairs since February 9, 2007. See "Named Executive Officers."

(7) Includes warrants to purchase 130,000 shares of Common Stock and options to purchase 750,000 shares of Common Stock. See "Named Executive Officers."

(8) Includes options to purchase 850,000 shares of Common Stock and warrants held by Mr. Dick and Hedy Rogers as joint tenants to purchase 10,479 shares of Common Stock.

(9) Represents options to purchase shares of Common Stock.

(10) Based on information provided by Trellus Management Company, LLC ("TMC") and Adam Usdan in the Schedule 13G filed February 13, 2007 and also based on information set forth in Form S-3 filed on May 24, 2007. Includes 862,068 shares of Common Stock issuable upon conversion of Series C Preferred Stock held in the aggregate by Trellus Partners L.P ("TP"), Trellus Partners II L.P. ("TPI") and Trellus Offshore Fund Limited ("TPOF"), 888,889 shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock held by TP and 703,063 shares of Common Stock issuable upon exercise of warrants held in the aggregate by TP, TPI and TPOF. Adam Usdan is President of TMC. Adam Usdan and TMC share voting power and dispositive power over the shares. Notwithstanding the inclusion of the aforementioned beneficial ownership calculation, pursuant to our Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Preferred Stock, the Amended Certificate of Designations of the Series B 8% Convertible Preferred Stock and the Common Stock Purchase Warrant for the aforementioned warrants, the number of shares of Common Stock into which the Series C 8% Preferred Stock and Series B 8% Preferred Stock are convertible and the warrants are exercisable is limited to that number of shares of Common Stock which would result in the Adam Usdan and TMC affiliated entities having aggregate beneficial ownership of not more than 9.99% of the total issued and outstanding shares of Common Stock.

(11) Based on information provided by Mark Fain and Chad Comiteau in their
Schedule 13G/A filed February 6, 2007. Mark Fain beneficially owned 1,204,570 shares of Common Stock, which amount includes (i) 179,967 shares beneficially owned by Mr. Fain over which he has sole voting power and sole dispositive power; (ii) 33,333 convertible shares beneficially owned by Mr. Fain over which he has sole voting power and sole dispositive power; (iii) 33,000 shares beneficially owned by Stratford Management Money Purchase Pension Plan over which Mr. Fain has shared voting power and shared dispositive power; (iv) 808,270 shares beneficially owed by Stratford Partners, L.P. of which Mr. Fain is a Managing Member, and over which Mr. Fain has shared voting power and shared dispositive power; and (v) 150,000 convertible shares beneficially owed by Stratford Partners, L.P. over which Mr. Fain has shared voting power and shared dispositive power.

(12) Based on information provided by Mark Fain and Chad Comiteau in their
Schedule 13G/A filed February 6, 2007. Chad Comiteau beneficially owned 1,152,712 shares of Common Stock which amount includes (i) 187,047 shares beneficially owned by Mr. Comiteau over which he has sole voting power and sole dispositive power; (ii) 32,665 convertible shares beneficially owned by Mr. Comiteau over which he has sole voting power and sole dispositive power; (iii) 33,000 shares beneficially owned by Stratford Management Money Purchase Pension Plan over which he has shared voting power and shared dispositive power; (iv) 808,270 shares beneficially owed by Stratford Partners, L.P. of which Mr. Comiteau is a Managing Member, and over which Mr. Comiteau has shared voting power and shared dispositive power; and (v) 150,000 convertible shares beneficially owed by Stratford Partners, L.P. over which Mr. Comiteau has shared voting power and shared dispositive power.

(13) Davidson Kempner Healthcare International Ltd. ("DKHI") and its affiliates, Davidson Kempner Partners ("DKP"), Davidson Kempner Institutional Partners, L.P. ("DKIP"), M.H. Davidson & Co. ("CO"), Davidson Kempner International, Ltd. (DKIL"), Serena Limited ("Serena"), Davidson Kempner Healthcare Fund LP ("DKHF"), MHD Management Co., Davidson Kempner Advisors Inc., Davidson Kempner International Advisors, L.L.C., DK Group LLC, DK Management Partners LP, DK Stillwater GP LLC, Thomas L. Kempner, Jr., Marvin H. Davidson, Stephen M. Dowicz, Scott E. Davidson, Michael J. Leffell, Timothy I. Levart, Robert J. Brivio, Jr., Anthony A. Yoseloff, Eric P. Epstein and Avram Z. Friedman jointly filed a Schedule 13G, dated May 11, 2007, reflecting the beneficial ownership, subject to an ownership limitation, of an aggregate of 6,667 Series C 8% Preferred Stock convertible into 2,873,707 shares of common stock and 862,109 warrants exercisable into 862,109 shares of Common Stock as a result of their voting and dispositive power over 6,667 Series C 8% Preferred Stock convertible into 2,873,707 shares of Common Stock and 862,109 warrants exercisable into 862,109 beneficially owned by DKP, DKIP, DKIL, Serena, CO, DKHF and DKHI. Notwithstanding, the inclusion of the aforementioned beneficial ownership calculation, pursuant to our Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Preferred Stock and the Common Stock Purchase Warrant for the aforementioned warrants, the number of shares of Common Stock into which the Series C 8% Preferred Stock are convertible and the warrants are exercisable is limited to that number of shares of Common Stock which would result in the Davidson Kempner affiliated entities having aggregate beneficial ownership of not more than 9.99% of the total issued and outstanding shares of Common Stock. The above information was obtained from such Schedule 13G.

(14) Includes options and warrants to purchase an aggregate of 5,325,954 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

      All related person transactions are reviewed and, as appropriate, may be approved or ratified by the Board of Directors. If a director is involved in the transaction, he or she may not participate in any review, approval or ratification of such transaction. Related person transactions are approved by the Board of Directors only if, based on all of the facts and circumstances, they are in, or not inconsistent with, our best interests and our stockholders, as the Board of Directors determines in good faith. The Board of Directors takes into account, among other factors it deems appropriate, whether the transaction is on terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person's interest in the transaction. The Board of Directors may also impose such conditions as it deems necessary and appropriate on us or the related person in connection with the transaction.

      In the case of a transaction presented to the Board of Directors for ratification, the Board of Directors may ratify the transaction or determine whether rescission of the transaction is appropriate.

                       CERTAIN RELATED PERSON TRANSACTIONS

TRANSACTIONS WITH DR. SUBRAMANIAN AND VGS PHARMA LLC

      On December 6, 2006, we entered into a Strategic Alliance Agreement with Dr. Subramanian and VGS Pharma, LLC, a Delaware limited liability company ("VGS"), under which (i) Dr. Subramanian was appointed to our Board of Directors, (ii) VGS made a $2,000,000 equity investment in Elite, (iii) we engaged Dr. Subramanian to serve as our strategic advisor on the research, development and commercialization of our existing pipeline and (iv) we, together with VGS formed Novel Laboratories Inc., a Delaware corporation ("NOVEL"), as a separate specialty pharmaceutical company for the research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals. VGS is wholly-owned subsidiary of Kali Capital, L.P., which is controlled by Kali Management, LLC ("KALI"), its general partner, and Kali is controlled by Anu Subramanian, its managing member and daughter of Dr. Subramanian.

      The specialty pharmaceutical product initiative of the strategic alliance between Elite and Dr. Subramanian is to be conducted by Novel, of which we acquired 49% and VGS acquired 51% of its Class A Voting Common Stock for $9,800 and $10,200 respectively. Pursuant to the Alliance Agreement, VGS acquired for $2,000,000: (i) 957,396 shares of our Common Stock (the "ACQUIRED COMPANY SHARES") at approximately $2.089 per share and (ii) a five year Warrant to purchase 478,698 shares of our Common Stock (the "WARRANT SHARES"), for cash, at an exercise price of $3.00 per share, subject to adjustment upon the occurrence of certain events.

      We initially contributed $2,000,000 to Novel and made additional contributions of $5,000,000 through June 15, 2007. The remaining contributions to be made by Elite shall be funded in the amounts and upon the occurrence of the following milestones: (i) $10,000,000 upon the submission to the FDA of three ANDAs related to three different prospective products developed by Novel and (ii) $10,000,000 upon the submission to the FDA of three ANDAs related to at least three additional different prospective products developed by Novel; provided that the aggregate contributions to be made by Elite shall not exceed (i) $15,000,000 prior to November 1, 2007 or (ii) $25,000,000 prior to May 1, 2008. The remaining contributions of Elite are not monetary obligations but rather conditions that must be met in order for Elite to maintain its current equity interest in Novel.

      In the event that (i) we defer for more than 90 days the payment of a contribution installment due to Novel's failure to achieve a Performance Milestone, (ii) we fail to make a requisite contribution following Novel's achieving a Performance Milestone or (iii) Novel requires additional financing beyond amounts provided in the Business Plan or our agreed upon additional contributions, Novel may seek such financing through a subscription offering to its Class A Stockholders and, to the extent not fully subscribed, from third parties.

      We agreed to use our best efforts to elect Dr. Subramanian a member of our Board of Directors as long as we and our "permitted transferees" own at least 40% of Novel's outstanding capital stock and Dr. Subramanian is Chairman of the Board and Chief Executive Officer of Novel.

      Pursuant to an advisory agreement, Dr. Subramanian has agreed to provide advisory services to us, including but not limited to, assisting in the implementation of current and new drug product development projects of Elite and assisting in the our recruitment of additional R&D staff members. As an inducement to enter into the agreement, we granted Dr. Subramanian a non-qualified stock option to purchase up to 1,750,000 shares of Common Stock (the "OPTION SHARES") at a price of $2.13 per share. The option vests as to 250,000 shares immediately and in subsequent 250,000 share installments, with one vesting on May 6, 2007, another on December 6, 2007, a third upon our acceptance of the Initial Business Plan of Novel, and the other installments vesting on the accomplishment of certain milestones with respect to the first or second drug product developed by us (excluding drug products of Novel) on or after the 60th day after December 6, 2006, under the advisory services provided to us. The option terminates on December 6, 2016, or 90 days following a termination of his advisory services to us or his employment by Novel other than a termination without Cause or by Dr. Subramanian for Good Reason or 48 months after the termination of his advisory services under the advisory agreement or his employment under the employment agreement as a result of: (i) a termination by us of the advisory agreement or by Novel of the employment agreement without Cause or by Dr. Subramanian without Good Reason or (ii) post-December 6, 2007, termination of the term of the advisory agreement or of the Novel employment agreement. All unvested options terminate upon the termination of the advisory agreement (other than a termination by the Company without cause or by Dr. Subramanian for Good Reason) or at such time as we and our permitted transferees own in the aggregate less than 20% of the outstanding capital stock of Novel, except to the extent we in our sole discretion have determined that Dr. Subramanian has provided substantial contribution to the development of any drug product which would otherwise trigger the vesting of options notwithstanding the failure to satisfy the foregoing 20% threshold.

      The parties also entered into a stockholders agreement which provides that as long as each of Company and VGS owns at least 10% of the shares of Class A Voting Common Stock of Novel, each shall designate one of the two Directors to constitute the Novel Board of Directors, with the VGS designee to be Dr. Subramanian, unless otherwise approved by Company. It prohibits the taking of certain actions without approval of the two designees, including, but not limited to, amendments of charter, by-laws and other governance agreements, spin-offs or public offerings of equity securities, a liquidation or dissolution, dividends, authorization or issuance of additional securities or options, bankruptcy, a material change of the business or a Business Plan, approval of a Business Plan and the yearly operating budget, creation of a security interest, capital expenditures in excess of 110% of the amount provided in the Business Plan, investments in excess of the amounts approved in the Business Plan, an increase or decrease of the Board; and any investments by Dr. Subramanian in any "Competitive Company" or its affiliate. The stockholders agreement further provides that determination of "Cause" or the "Disability" of Dr. Subramanian under his employment agreement shall be made solely in the reasonable discretion of the Company designee. Except for certain enumerated permitted transfers, the Stockholders Agreement provides that no transfer of Novel stock may be made without the consent of the other stockholders. In the event Company fails to make required additional contributions, VGS has the right to purchase at the original purchase price from Company that proportion of its original shares of Novel Class A Common Stock equal to the proportion of the required additional contributions not made by Company.

      In the event of Dr. Subramanian's resignation from Novel for other than Good Reason or his termination by Novel for Cause or his death or disability as defined in the Employment Agreement, Company has the corresponding right to acquire up to 75% of VGS's original shares of Class A Common Stock of Novel at the original purchase price; such percentage to be reduced to 50% and 25% and 0% upon the first, second and third anniversary of the Stockholders' Agreement, with a pro rata portion of such reduction to be effected upon the death or disability of Dr. Subramanian during the applicable period. Each of Company and VGS has a right to acquire at the then fair value, Company's or VGS's shares of Novel upon the bankruptcy, dissolution or liquidation, a change of control of the other or, if as a result of the purchases at the original purchase price, the percentage of Novel owned by such party is less than 10% of Novel.

      Novel agreed to employ Dr. Subramanian as its Chief Executive Officer at a salary of $220,000 per annum, with bonuses and options to purchase Novel's Common Stock to be granted at the discretion of Novel's Board of Directors. Dr. Subramanian is to perform his duties three full business days a week. Dr. Subramanian's employment may be terminated for "Cause" as defined therein or by Dr. Subramanian for "Good Reason" as defined. Either party may terminate the employment upon 30-business days prior written notice to the other.

      Dr. Subramanian has agreed to a confidentiality covenant and also agreed to a non-solicitation covenant and not to directly or indirectly, manage, control, consult with, or engage (as either an employee or consultant) in any business or activity anywhere in the world involving a drug product that is competitive as defined with any drug products being developed or marketed by Novel, or proposed in a Business plan to be developed by Novel or its affiliate, or any related inventions or other intellectual property of Novel or any of its respective subsidiaries or affiliates (collectively, a "COMPETITIVE ACTIVITY"); and without the prior unanimous approval of the Novel Board to make any investment (whether equity or debt) not exceeding an aggregate of 5% of the equity, in any person engaging, or providing services or financing for, a Competitive Activity (a "COMPETITIVE COMPANY"), including any follow-on investments in any entity that, subsequent to the time of the initial investment, has become a Competitive Company, except a financing provided to a subsidiary or affiliate of a Competitive Company which is not itself engaged in a Competitive Activity during his employment and, unless his termination was by Novel without "Cause" or by Dr. Subramanian for "Good Reason", for one year subsequent as to non-competition and two years subsequent as to non-solicitation.

TRANSACTIONS WITH MARK GITTELMAN AND GITTELMAN & CO. P.C.

      For a description of the agreement between Elite and Gittelman & Co., P.C., please see "Compensation Discussion Analysis - Agreements with Named Officers". Mark Gittelman, our chief financial officer is the principal of Gittelman & Co., P.C.

SERIES C PREFERRED STOCK FINANCING

      The following related persons participated in our recent Series C Preferred Stock private placement that closed on April 24, 2007 according to which we sold 15,000 shares of our Series C 8% Convertible Preferred Stock, par value $0.01, and 1,939,655 warrants for gross proceeds of $15,000,000.

      o Barry Dash, one of our directors, purchased 20 shares of Series C Preferred Stock and warrants to purchase 2,586 shares of Common Stock for a purchase price of $20,000. Affiliates of Adam Usdan, one of our stockholders which beneficially owns more than 5% of our outstanding Common

      o Stock, purchased an aggregate of 2,000 shares of Series C Preferred Stock and warrants to purchase 258,619 shares of Common Stock for an aggregate purchase price of $2,000,000. Indigo Securities LLC of whom Edward Neugeboren, a director until June 26, 2007, is a consultant, acted as a selected

      o dealer in the placement of the Series C Preferred Financing and received a $194,547 cash commission and warrants to purchase 36,045 shares of Common Stock for its services.

INDIGO VENTURES LLC

      On July 12, 2006, we entered into a Financial Advisory Agreement with Indigo Ventures LLC ("INDIGO") whereby, Indigo, on a non-exclusive basis, agreed to advise, consult with, and assist us in various matters as requested (and only to the extent requested) by us which may include, without limitation (i) a review of our business, operations and financial condition, including advising on capitalization structures; (ii) advice relating to general capital raising matters; (iii) recommendations relating to specific business operations, strategic transactions and joint ventures; (v) advice regarding our future financings involving debt or equity securities or any affiliate of ours; and (v) assistance with interaction between us and our current and future investors. We paid Indigo $45,000 initially and then $15,000 per month in connection with Indigo providing the consulting services. Additionally, Indigo acquired a warrant to purchase up to 600,000 shares of Common Stock at an exercise price of $3.00 per share, which may be payable in the form of a promissory note. On February 13, 2007, the Financial Advisory Agreement was amended. As a result of the amendment, the warrant was reduced from 600,000 to 300,000 shares, the warrant remains exercisable as to the remaining 300,000 shares of common stock (200,000 of which remain subject to vesting), the monthly cash fees payable to Indigo terminated as of February 13, 2007 and the outstanding amount of the promissory note was reduced to $75,000. Edward Neugeboren, a director until June 26, 2007 is a consultant of Indigo.

      Previously, in March 2006, Indigo received $800,000 cash compensation and placement agent warrants to purchase 355,555 shares of Common Stock in connection with acting as placement agent for the offering of our Series B Preferred Stock

      See "Item 10 - Directors and Executive Officers of Registrant" for information as to employment or engagement agreements with Bernard Berk, Chris Dick, Charan Behl and an affiliate of Mark I. Gittelman.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Miller Ellin & Company, L.P. ("Miller Ellin") for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended March 31, 2007 and March 31, 2007 and fees billed for other services rendered by Miller Ellin during those periods.

                                                     2007                  2006
                                                     ----                  ----
Audit Fees(1)                                       58,360                69,923
Audit-Related Fees                                    ---                   ---
Tax Fees                                              ---                   ---
All Other Fees                                        ---                   ---

----------
(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Miller Ellin in connection with statutory and regulatory filings or engagements.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)   Documents filed as part of this Report

      (1) The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

      (2) The financial statements listed in the Index are filed a part of this report.

      (3) List of Exhibits

      See Index to Exhibits in paragraph (b) below.

      The Exhibits are filed with or incorporated by reference in this report.

(b)   Financial Statement Schedules

      None.

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

   3.1(e) Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.

   3.1(f) Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.

   3.1(g) Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to
                Exhibit 3.1 to the Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007

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

   4.4 Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to
                Exhibit 4.1 to the Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

   4.5 Warrant to purchase 100,000 shares of Common Stock issued to DH Blair Investment

                Banking Corp., incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ended September 30, 2004.

   4.6 Warrant to purchase 50,000 shares of Common Stock issued to Jason Lyons incorporated by reference to Exhibit 10.3 to the Form 10-Q for the period ended June 30, 2004.

   4.7 Form of Warrant to purchase shares of Common Stock issued to designees of lender with respect to financing of an equipment loan incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ended June 30, 2004.

   4.8 Form of Short Term Warrant to purchase shares of Common Stock issued to purchasers in the private placement which initially closed on October 6, 2004 (the "Series A Financing"), incorporated by reference to Exhibit 4.6 to the Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.

   4.9 Form of Long Term Warrant to purchase shares of Common Stock issued to purchasers in the Series A Financing, incorporated by reference to Exhibit 4.7 to the Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.

   4.10 Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series A Financing, incorporated by reference to Exhibit 4.8 to the Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.

   4.11 Form of Replacement Warrant to purchase shares of Common Stock in connection with the offer to holders of Warrants in the Series A Financing (the "Warrant Exchange"), incorporated by reference as Exhibit 4.1 to the Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.

   4.12 Form of Warrant to purchase shares of Common Stock to the Placement Agent, in connection with the Warrant Exchange, incorporated by reference as Exhibit 4.2 to the Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.

   4.13 Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the "Series B Financing"), incorporated by reference to
                Exhibit 4.2 to the Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

   4.14 Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

   4.15 Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

   4.16 Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to
                Exhibit 4.1 to the Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.

   4.17 Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

   4.18 Form on Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

   4.19 Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the "Series C Financing"), incorporated by reference to
                Exhibit 4.2 to the Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

   4.20 Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

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

   10.20 Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to
                Exhibit 10.5 to the Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

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

   10.24 Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference to
                Exhibit 10.2 to the Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

   10.21 Form of Placement Agent Agreement, between the Registrant and Indigo Securities, LLC, incorporated by reference as Exhibit
                10.3 to the Form 8-K, dated March 15, 2006, and filed with the SEC on March 16, 2006.

   10.22 Financial Advisory Agreement between the Registrant and Indigo Ventures LLC, incorporated by reference as Exhibit 10.1 to the Form 8-K dated July 12, 2006 and filed with the SEC on July 18, 2006.

   10.23 Seconded Amended and Restated Employment Agreement between the Registrant and Bernard Berk, incorporated by reference as
                Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2006 and filed with the SEC on November 14, 2006.

   10.24 Employment Agreement between the Registrant and Charan Behl, incorporated by reference as Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006 and filed with the SEC on November 14, 2006.

   10.25 Employment Agreement between the Registrant and Chris Dick, incorporated by reference as Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2006 and filed with the SEC on November 14, 2006.

   10.26 Product Collaboration Agreement between the Registrant and ThePharmaNetwork LLC, incorporated by reference as Exhibit 10.1 to the Form 8-K, dated November 10, 2006 and filed with the SEC on November 15, 2006. (Confidential Treatment granted with respect to portions of the Agreement).

   10.27 Strategic Alliance Agreement among the Registrant, VGS Pharma ("VGS") and Veerappan S. Subramanian ("VS"), incorporated by reference as Exhibit 10(a) to the Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

   10.28 Advisory Agreement, between the Registrant and VS, incorporated by reference as Exhibit 10(b) to the Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

   10.29 Registration Rights Agreement between the Registrant, VGS and VS, incorporated by reference as Exhibit 10(c) to the Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

   10.30 Employment Agreement between Novel Laboratories Inc. ("Novel") and VS, incorporated by reference as Exhibit 10(d) to the Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

   10.31 Stockholders' Agreement between Registrant, VGS, VS and Novel, incorporated by reference as Exhibit 10(e) to the Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

   10.32 Amended and Restated Employment Agreement, between the Registrant and Charan Behl, incorporated by reference as Exhibit
                10.1 to the Form 8-K, dated February 9, 2007 and filed with the SEC on February 14, 2007.

   10.33 Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to
                Exhibit 10.1 to the Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

   10.34 Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference to
                Exhibit 10.2 to the Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

   10.35 Form of Placement Agent Agreement, the Company and Oppenheimer & Company, Inc., incorporated by reference as Exhibit 10.3 to the Form 8-K, dated April 24, 2007, and filed with the SEC on April 25, 2007.

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

                                             Dated: June 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                          DATE
---------                           -----                          ----


/s/ Bernard Berk                    Chief Executive Officer        June 28, 2007
---------------------------         (Principal Executive
Bernard Berk                        Officer)


/s/ Mark Gittelman                  Chief Financial Officer        June 28, 2007
--------------------------          and Treasurer (Principal
Mark I. Gittelman                   Financial and Accounting
                                    Officer)

/s/ Barry Dash                      Director                       June 28, 2007
--------------------------
Barry Dash


/s/ Melvin Van Woert                Director                       June 28, 2007
--------------------------
Melvin Van Woert


/s/ Veerappan Subramanian           Director                       June 28, 2007
--------------------------
Veerappan Subramanian

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F -10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Elite Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Pharmaceuticals, Inc. and Subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years ended March 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ MILLER, ELLIN & COMPANY, LLP
                                                CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
June 7, 2007

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 2007 AND 2006

                                     ASSETS

                                                                                 2007           2006
                                                                                 ----           ----
CURRENT ASSETS:
        Cash and cash equivalents                                            $ 2,045,390    $ 8,919,354
        Accounts receivable, net of allowance for doubtful accounts of $0
             and $153,250 as of March 31, 2007 and 2006, respectively            215,837             --
        Current portion of restricted cash - capital project fund                     --      1,173,896
        Prepaid expenses and other current assets                              1,149,185        470,633
                                                                             -----------    -----------

             Total current assets                                              3,410,412     10,563,883

PROPERTY AND EQUIPMENT- net of accumulated
        depreciation and amortization                                          5,454,026      4,308,969

INTANGIBLE ASSETS - net of accumulated amortization                               42,809         59,457

OTHER ASSETS:

        Accrued interest receivable                                                  949             --
        Deposit on equipment                                                      32,880             --
        Security deposit                                                           6,980          6,980
        Restricted cash - debt service                                           414,999        415,500
        EDA bond offering costs, net of accumulated
            amortization of $21,178 and $7,000, respectively                     333,274        347,452
                                                                             -----------    -----------

             Total other assets                                                  789,082        769,932
                                                                             -----------    -----------

             TOTAL ASSETS                                                    $ 9,696,329    $15,702,241
                                                                             ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 2007 AND 2006
                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           2007             2006
                                                                                           ----             ----
CURRENT LIABILITIES:
        Current portion of EDA bonds                                                   $    185,000     $    175,000
        Accounts payable and accrued expenses                                             2,205,781        1,740,263
        Dividends payable                                                                        --           33,333
                                                                                       ------------     ------------
              Total current liabilities                                                   2,390,781        1,948,596
                                                                                       ------------     ------------

LONG TERM DEBT:
        EDA bonds - net of current portion                                                3,795,000        3,980,000
                                                                                       ------------     ------------
              Total long-term liabilities                                                 3,795,000        3,980,000
                                                                                       ------------     ------------

              Total liabilities                                                           6,185,781        5,928,596
                                                                                       ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

        Preferred stock - $.01 par value;
              Authorized - 4,483,442 (originally 5,000,000 shares of which 516,558 shares of Series A Preferred retired)
              March 31, 2007 and 2006, respectively
              Authorized - 10,000 Convertible Series B Preferred Stock - issued and outstanding - 9,695 shares and 10,000 shares, respectively
                                                                                                 97              100
        Common Stock - $.01 par value;
              Authorized - 65,000,000
              Issued and outstanding - 20,799,102 and 19,190,159
              shares in 2007 and 2006, respectively                                         207,991          191,902
        Subscription receivable                                                             (75,000)              --
        Additional paid-in capital                                                       66,495,618       60,105,107
        Accumulated deficit                                                             (62,811,317)     (50,216,623)
                                                                                       ------------     ------------
                                                                                          3,817,389       10,080,486

        Treasury stock, at cost (100,000 shares)                                           (306,841)        (306,841)
                                                                                       ------------     ------------
        Total stockholders' equity                                                        3,510,548        9,773,645
                                                                                       ------------     ------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  9,696,329     $ 15,702,241
                                                                                       ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED MARCH 31,
                                                                       ---------------------
                                                              2007             2006             2005
                                                              ----             ----             ----
REVENUES:
        Licensing and test fees                           $         --     $         --     $    151,450
        Manufacturing fees                                   1,038,916          494,231          125,739
        Royalties                                              104,925           56,466           24,291
                                                          ------------     ------------     ------------
                       Total revenues                        1,143,841          550,697          301,480

Cost of Revenues                                               831,250               --               --
                                                          ------------     ------------     ------------
Gross Profit                                                   312,591          550,697          301,480

OPERATING EXPENSES:
        Research and development                             6,085,888        4,343,890        2,698,641
        General and administrative                           2,534,507        1,726,626        2,159,670
        Depreciation and amortization                          439,994          486,687          356,438
                                                          ------------     ------------     ------------
                                                             9,060,389        6,557,203        5,214,749
                                                          ------------     ------------     ------------

LOSS FROM OPERATIONS                                        (8,747,798)      (6,006,506)      (4,913,269)
                                                          ------------     ------------     ------------

OTHER INCOME (EXPENSES):
        Interest income                                        312,698           90,862           39,932
        Sale of New Jersey tax losses                          377,259          219,121          205,792
        Interest expense                                      (275,031)        (283,464)        (229,495)
        Non-cash compensation satisfied by issuance of
           stock options and warrants                       (3,479,070)        (902,927)      (1,008,850)
                                                          ------------     ------------     ------------
                                                            (3,064,144)        (876,408)        (992,621)
                                                          ------------     ------------     ------------

LOSS BEFORE PROVISION FOR INCOME
        TAXES                                              (11,811,942)      (6,882,914)      (5,905,890)

Provision For Income Taxes                                      (1,770)          (1,000)          (1,000)
Minority Interest in Loss of Novel Laboratories, Inc.           10,200               --               --
                                                          ------------     ------------     ------------

NET LOSS                                                   (11,803,512)      (6,883,914)      (5,906,890)

Preferred Stock Dividends                                     (791,181)      (2,155,250)        (165,418)
                                                          ------------     ------------     ------------

NET LOSS ATTRIBUTABLE TO COMMON
        SHAREHOLDERS                                      $(12,594,693)    $ (9,039,164)    $ (6,072,308)
                                                          ============     ============     ============

BASIC AND DILUTED LOSS PER COMMON
        SHARE                                             $       (.64)    $       (.49)    $      (0.47)
                                                          ============     ============     ============

WEIGHTED AVERAGE NUMBER OF
        COMMON SHARES OUTSTANDING                           19,815,780       18,463,514       12,869,924
                                                          ============     ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       PREFERRED STOCK                   COMMON STOCK              ADDITIONAL
                                                       ---------------                   ------------                PAID-IN
                                                  SHARES            AMOUNT           SHARES          AMOUNT          CAPITAL
                                                  ------            ------           ------          ------          -------
BALANCES AT APRIL 1, 2004                                --      $         --       12,204,423    $    122,044    $ 39,338,140

Net proceeds from issuance of Series A 8%
   Convertible Preferred Stock and warrants         516,558             5,166               --              --       5,786,436

Issuance of Common Stock for consulting
   services                                              --                --           26,500             265          58,035

Issuance of Common Stock upon conversion
   of Series A 8% Convertible Preferred
   Stock                                           (516,558)           (5,166)       5,165,580          51,656         (46,490)

Non-cash compensation satisfied by the
   issuance of stock, options and warrants                                                                           1,008,850

Common Stock issued as dividend on Series
   A 8% Convertible Preferred Stock                      --                --           99,936           1,000         164,418

Exercise of stock options and warrants                   --                --          525,744           5,257         579,250

Proceeds - Short  swing profits                          --                --               --              --         117,740

Net loss                                                 --                --               --              --              --
                                               ------------      ------------     ------------    ------------    ------------

BALANCES AT MARCH 31, 2005                               --      $         --       18,022,183         180,222    $ 47,006,379
                                               ============      ============     ============    ============    ============

                                                       TREASURY STOCK
                                                       --------------             ACCUMULATED    STOCKHOLDERS'
                                                  SHARES            AMOUNT          DEFICIT           EQUITY
                                                  ------            ------          -------           ------
BALANCES AT APRIL 1, 2004                          (100,000)    $   (306,841)    $(35,105,151)    $  4,048,192

Net proceeds from issuance of Series A 8%
   Convertible Preferred Stock and warrants              --               --               --        5,791,602

Issuance of Common Stock for consulting
   services                                              --               --               --           58,300

Issuance of Common Stock upon conversion
   of Series A 8% Convertible Preferred
   Stock                                                 --               --               --               --

Non-cash compensation satisfied by the
   issuance of stock, options and warrants                                                           1,008,850

Common Stock issued as dividend on Series
   A 8% Convertible Preferred Stock                      --               --         (165,418)              --

Exercise of stock options and warrants                   --               --               --          584,507

Proceeds - Short  swing profits                          --               --               --          117,740

Net loss                                                 --               --       (5,906,890)      (5,906,890)
                                               ------------     ------------     ------------     ------------

BALANCES AT MARCH 31, 2005                     $   (100,000)    $   (306,841)    $(41,177,459)    $  5,702,301
                                               ============     ============     ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  PREFERRED STOCK                  COMMON STOCK             ADDITIONAL
                                                  ---------------                  ------------              PAID-IN
                                              SHARES          AMOUNT          SHARES          AMOUNT          CAPITAL
                                              ------          ------          ------          ------          -------
BALANCES AT APRIL 1, 2005                            --    $         --      18,022,183    $    180,222    $ 47,006,379

Net proceeds from issuance of Series B
     8% Convertible Preferred Stock and
     warrants                                    10,000    $        100              --              --       8,792,569

Non-cash compensation satisfied by the
     issuance of  stock, options and
     warrants                                        --              --              --              --         902,927

Exercise of stock options                            --              --          20,000             200          39,800

Exercise of stock warrants                           --              --       1,147,976          11,480       1,241,515

Net loss                                             --              --              --              --              --

Dividends                                            --              --              --              --       2,121,917
                                           ------------    ------------    ------------    ------------    ------------

BALANCES AT MARCH 31, 2006                       10,000    $        100      19,190,159    $    191,902    $ 60,105,107
                                           ============    ============    ============    ============    ============

                                                   TREASURY STOCK
                                                   --------------             ACCUMULATED     STOCKHOLDERS'
                                              SHARES           AMOUNT           DEFICIT          EQUITY
                                              ------           ------           -------          ------
BALANCES AT APRIL 1, 2005                      (100,000)    $   (306,841)    $(41,177,459)    $  5,702,301

Net proceeds from issuance of Series B
     8% Convertible Preferred Stock and
     warrants                                        --               --               --        8,792,669

Non-cash compensation satisfied by the
     issuance of  stock, options and
     warrants                                                                                      902,927

Exercise of stock options                            --               --               --           40,000

Exercise of stock warrants                           --               --               --        1,252,995

Net loss                                             --               --       (6,883,914)      (6,883,914)

Dividends                                            --               --       (2,155,250)         (33,333)
                                           ------------     ------------     ------------     ------------

BALANCES AT MARCH 31, 2006                     (100,000)    $   (306,841)    $(50,216,623)    $  9,773,645
                                           ============     ============     ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                     PREFERRED STOCK                    COMMON STOCK            SUBSCRIPTION
                                                 SHARES           AMOUNT           SHARES          AMOUNT        RECEIVABLE
                                                 ------           ------           ------          ------        ----------
BALANCES AT APRIL 1, 2006                           10,000     $        100       19,190,159    $    191,902              --

Equity Investment in Company                            --               --          957,396           9,574              --

Conversion of Preferred to Common                     (305)              (3)         135,555           1,356              --

Conversion of Warrants to Common                        --               --           84,430             844              --

Exercise of Stock Options                               --               --           59,000             590              --

Non-cash  compensation through issuance of
stock options and warrants                              --               --               --              --              --

Sale of Warrants                                        --               --               --              --         (75,000)

Costs associated with Raising Capital                   --               --               --              --              --

Net loss                                                --               --               --              --              --

Dividends                                               --               --          372,562           3,725              --
                                              ------------     ------------     ------------    ------------    ------------

BALANCES AT MARCH 31, 2007                           9,695     $         97       20,799,102    $    207,991    $    (75,000)
                                              ============     ============     ============    ============    ============

                                                ADDITION
                                                 PAID-IN             TREASURY STOCK              ACCUMULATED      STOCKHOLDERS'
                                                 CAPITAL          SHARES          AMOUNT           DEFICIT           EQUITY
                                                 -------          ------          ------           -------           ------
BALANCES AT APRIL 1, 2006                     $ 60,105,107         (100,000)    $   (306,841)    $(50,216,623)    $  9,773,645

Equity Investment in Company                     1,990,426               --               --               --        2,000,000

Conversion of Preferred to Common                   (1,353)              --               --               --               --

Conversion of Warrants to Common                      (844)              --               --               --               --

Exercise of Stock Options                           87,910               --               --               --           88,500

Non-cash  compensation through issuance of
stock options and warrants                       3,479,070               --               --               --        3,479,070

Sale of Warrants                                    75,000               --               --               --               --

Costs associated with Raising Capital              (26,347)              --               --               --          (26,347)

Net loss                                                --               --               --      (11,803,512)     (11,803,512)

Dividends                                          786,649               --               --         (791,182)            (808)
                                              ------------     ------------     ------------     ------------     ------------

BALANCES AT MARCH 31, 2007                      66,495,618         (100,000)    $   (306,841)    $(62,811,317)    $ (3,510,548)
                                              ============     ============     ============     ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEARS ENDED MARCH 31,
                                                                                             ---------------------
                                                                                     2007             2006             2005
                                                                                     ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                  $(11,803,512)    $ (6,883,914)    $ (5,906,890)
      Adjustments to reconcile net loss to cash
          used in operating activities:
              Provision for doubtful accounts                                             --               --          153,250
              Depreciation and amortization                                          439,994          486,687          356,438
              Non-cash compensation satisfied by issuance of stock,
                    options and warrants                                           3,479,070          902,927        1,067,150
              Changes in assets and liabilities:
                   Accounts receivable                                              (215,837)         142,113         (142,113)
                   Accrued interest receivable                                          (949)              --               --
                   Prepaid expenses and other current assets                        (678,552)        (123,728)        (209,013)
                   Security Deposit                                                       --           (6,980)              --
                   Accounts payable, accrued expenses and other current
                     liabilities                                                     465,518          857,346         (202,325)
                                                                                ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                                             (8,314,268)      (4,625,549)      (4,883,503)
                                                                                ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of patent                                                              (5,470)              --               --
      Deposits to restricted cash                                                         --       (1,175,971)              --
      Release of restricted cash                                                   1,174,397               --          315,570
      Payment of deposit for manufacturing equipment                                 (32,880)              --               --
      Purchases of property and equipment                                         (1,548,755)        (448,280)         (27,843)
                                                                                ------------     ------------     ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                 (412,708)      (1,624,251)         287,727
                                                                                ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal bank note payments                                                        --               --         (225,000)
      Dividends paid                                                                 (34,141)              --               --
      Proceeds from issuance of Common Stock and warrants                          2,000,000               --               --
      Principal repayments of NJEDA bonds                                           (175,000)      (2,345,000)        (150,000)
      Proceeds from issuance of Series A 8% Convertible Preferred
          Stock and warrants                                                              --               --        5,791,602
      Costs associated with raising capital                                          (26,347)              --               --
      Proceeds from equipment loan                                                        --               --          400,000
      Proceeds - NJEDA Tax Exempt Bonds                                                   --        4,155,000               --
      Payment - NJEDA Bond Offering Costs                                                 --         (354,452)              --
      Proceeds from issuance of Series B 8% Convertible Preferred
          Stock and warrants                                                              --        8,792,669               --
      Principal equipment note payments                                                   --         (315,074)         (84,926)
      Prepaid interest                                                                    --           41,013          (41,013)
      Proceeds from exercise of stock options                                         88,500           40,000          100,000
      Proceeds from exercise of stock warrants                                            --        1,252,995          484,507
      Proceeds from short swing profits                                                   --               --          117,740
                                                                                ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          1,853,012       11,267,151        6,392,910
                                                                                ------------     ------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (6,873,964)       5,017,351        1,797,134

CASH AND CASH EQUIVALENTS - beginning of period                                    8,919,354        3,902,003        2,104,869
                                                                                ------------     ------------     ------------

CASH AND CASH EQUIVALENTS - end of period                                       $  2,045,390     $  8,919,354     $  3,902,003
                                                                                ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                    $    275,554     $    275,071     $    230,464
      Cash received for income taxes                                                (375,489)        (218,121)        (204,792)

SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Preferred Stock dividends of $791,182 and $120,675 paid by issuance of
          372,562 and 64,033 shares of Common Stock                             $         --     $         --     $    165,418
      Utilization of equipment deposit towards purchase of equipment                      --               --          398,580
      Dividends accrued on preferred stock                                                --           33,333               --
      Beneficial conversion                                                               --        2,121,917               --

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries, (collectively the "Company") including its wholly-owned subsidiaries, Elite Laboratories, Inc. ("Elite Labs") and Elite Research, Inc. ("ERI") and its variable interest entity, Novel Laboratories, Inc. ("Novel"). Our Company consolidates all entities that we control by ownership of a majority voting interest as well as variable interest entities for which our Company is the primary beneficiary. Our judgment in determining if we are the primary beneficiary of the variable interest entities includes assessing our Company's level of involvement in setting up the entity, determining if the activities of the entity are substantially conducted on behalf of our Company, determining whether the Company provides more than half of the subordinated financial support to the entity, and determining if we absorb the majority of the entity's expected losses or returns. As of March 31, 2007, the financial statements of all wholly-owned entities and its variable interest entity are consolidated and all significant intercompany accounts are eliminated upon consolidation.

      NATURE OF BUSINESS

      Elite Pharmaceuticals, Inc. was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary Elite Laboratories, Inc. was incorporated on August 23, 1990 under the laws of the State of Delaware. Elite Labs engages primarily in researching, developing and licensing proprietary controlled release drug delivery systems and products. The Company is also equipped to manufacture controlled release products on a contract basis for third parties and itself if and when the products are approved; however the Company has concentrated on developing orally administered controlled release products. These products include drugs that cover therapeutic areas for pain, allergy and infection. The Company also engages in research and development activities for the purpose of obtaining Food and Drug Administration approval, and, thereafter, commercially exploiting generic and new controlled-release pharmaceutical products. The Company also engages in contract research and development on behalf of other pharmaceutical companies.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      LONG-LIVED ASSETS (CONTINUED)

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

      CONCENTRATION OF CREDIT RISK

      The Company derives substantially all of its revenues from manufacturing, licensing, research and development agreements with other pharmaceutical companies.

      The Company maintains cash balances, which, at times, may exceed the amounts insured by the Federal Deposit Insurance Corp. Management does not believe that there is any significant risk of losses.

      The Company in the normal course of business extends credit to its customers based on contract terms and performs ongoing credit evaluations. An allowance for doubtful accounts due to uncertainty of collectability is established based on historical collection experience. Amounts are written off when payment is not received after exhaustive collection efforts.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

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

                          MARCH 31, 2007, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      REVENUE RECOGNITION (CONTINUED)

      Revenues earned by licensing certain pharmaceutical products developed by the Company are recognized at the beginning of a license term when the Company's customer has legal right to the use of the product. To date, no revenues have been earned by licensing products and there are no continuing obligations under any licensing agreements.

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

      STOCK-BASED COMPENSATION

      Beginning with stock options and warrants granted in 2003, the Company has accounted for stock-based compensation in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which provided guidance for the recognition of compensation expense as it related to the issuance of stock options and warrants. In addition, the Company adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 123. As permitted by SFAS No. 148, the Company has adopted the fair value method recommended by SFAS No. 123 to effect a change in accounting for stock-based employee compensation. In addition, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment," which revised SFAS No. 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      FASB Statement No. 123 (R), "Share Based Payment" ("FASB No. 123 (R)") requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments made to employees, among other requirements. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. The Company previously adopted FASB No. 123 (R) during the year ended March 31, 2003.

      Accordingly, share based payments issued to officers, directors and vendors are measured at fair value and recognized as expense over the related vesting periods.

      The compensation expense recognized for the years ended March 31, 2007, 2006 and 2005 was $3,479,070, $902,927 and $1,008,850, respectively.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its consolidated financial condition, results of operations or cash flows.

      In  September  2006,  the FASB issued FASB  Statement  No. 157 "Fair Value
      Measurements" ("FASB No. 157") which relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The provisions of FASB No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect this statement to have a material effect on its consolidated financial condition, results of operations or cash flows upon adoption.

      In September 2006, the SEC issued Staff Accounting Bulletin 108, "Considering The Effects Of Prior Year Misstatements When Quantifying Misstatements In Current Year Financial Statements", which provides guidance regarding the process of quantifying financial statements misstatements for the purpose of materiality assessment. The provisions are effective for fiscal years ending on or after November 15, 2006. This bulletin did not have a material effect on its consolidated financial condition, results of operations or cash flows upon adoption.

      In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115," ("FASB No. 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. FASB No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FASB No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FASB No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. FASB No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements, included in FASB Statements No. 157, "Fair Value Measurements, and No. 107, Disclosures about

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 2007, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      Fair Value of Financial Instruments." FASB No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company has not yet completed its assessment of the impact upon adoption of FASB No. 159 on its consolidated financial condition, results of operations or cash flows.

      RECLASSIFICATIONS

      Certain accounts and amounts in the 2005 and 2006 financial statements have been reclassified in order to conform with the 2007 presentation. These reclassifications have no effect on net income.

NOTE 2 - MANAGEMENT'S LIQUIDITY PLANS

      The Company reported net losses of $11,803,512, $6,883,914 and $5,906,890 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. At March 31, 2007, the Company had an accumulated deficit of approximately $62.8 million, consolidated assets of approximately $9.7 million, stockholders' equity of approximately $3.5 million, and working capital of approximately $1 million. The Company has not generated any significant revenue to date. During 2006, the Company raised $8,792,669 of net proceeds from the sale of Series B Preferred Stock.

      The Company's strategy is to continue to be engaged in the development and manufacturing of oral controlled-release products. It will continue to develop generic versions of controlled release drug products with high barriers to entry and assist partner companies in the life cycle management of products to improve off patent drug products. The Company has two products currently being sold commercially and a pipeline of seven products under development.

      As of March 31, 2007, the Company's principal source of liquidity was approximately $2,045,000 of cash and cash equivalents. The Company may also receive funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from the potential sale of New Jersey tax losses. There can be no assurance that proceeds from the sale of the tax losses and from the exercise, if any, of outstanding warrants or options will be material.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 2 - MANAGEMENT'S LIQUIDITY PLANS (CONTINUED)

      The Company retained an investment banking firm in 2006 to assist the Company in connection with potential acquisitions, strategic alliances with other pharmaceutical companies, advice to future financings and introductions to key parties in capital markets.

      As result, during April 2007, the Company raised approximately $13,900,000 of net proceeds from the sale of Series C Convertible Preferred Stock. Management plans to use these net proceeds over the next twelve to fourteen months to fund its research and development activities as well to fund its continuing investment in Novel Laboratories, Inc.

      See "Note 11 - Subsequent Events" for description of Series C 8% Convertible Preferred Stock.

      There is no assurance that the Company's business strategy will be successfully implemented, however with the Company's existing working capital levels, it will be able to continue operations at least through the end of fiscal 2008.

NOTE 3- PROPERTY AND EQUIPMENT

      Property and equipment at March 31, 2007 and 2006 consists of the following:

                                                               2007          2006
                                                               ----          ----
      Laboratory manufacturing, and warehouse equipment    $5,216,272    $3,763,163
      Office equipment                                         88,397        32,981
      Furniture and fixtures                                   51,781        51,781
      Transportation equipment                                  4,500            --
      Land, building and improvements                       2,385,401     2,349,459
      Equipment under capital lease                           168,179       168,179
                                                           ----------    ----------
                                                            7,914,530     6,365,563
      Less: Accumulated depreciation and amortization       2,460,504     2,056,594
                                                           ----------    ----------
                                                           $5,454,026    $4,308,969
                                                           ==========    ==========

      Depreciation and amortization expense amounted to $403,698, $333,748 and $300,303 for the years ended March 31, 2007, 2006 and 2005, respectively.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 4 - INTANGIBLE ASSETS

      Intangible assets at March 31, 2007 and 2006, consist of the following:

                                                      2007          2006
                                                      ----          ----

      Patents                                       $151,300      $145,830
      Trademarks                                       8,120         8,120
                                                    --------      --------
                                                     159,420       153,950
      Less: Accumulated amortization                 116,611        94,493
                                                    --------      --------
                                                    $ 42,809      $ 59,457
                                                    ========      ========

      Amortization of intangible assets amounted to $22,118, $21,727 and $21,012 for the years ended March 31, 2007, 2006 and 2005, respectively.

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

      On August 31, 2005, the Company successfully completed a refinancing of the 1999 bond issue through the issuance of new tax-exempt bonds (the "Bonds"). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products.

      Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company's facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a $415,500 Debt Service Reserve Fund consisting of $366,000 from the Series A Notes proceeds and $49,500 from the Series B Notes proceeds. The Debt Service Reserve is maintained in restricted cash accounts that are classified in Other Assets. $1,274,311 of the proceeds had been deposited in a short-term restricted cash account to fund the purchase of manufacturing equipment and

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 5 - LONG TERM DEBT (CONTINUED)

      development of the Company's facility. As of March 31, 2007, all of these proceeds were utilized to upgrade the Company's manufacturing facilities and for the purchase of manufacturing and laboratory equipment.

      Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond financing costs amounted to $14,178 and $7,000 for the years ended March 31, 2007 and 2006, respectively.

      Bond issue costs of the 1999 bonds were being amortized over the term of those bonds. Such amortization amounted to $5,500 and $13,190 in the years ended March 31, 2006 and 2005, respectively. Upon the refinancing the remaining unamortized issue costs of $118,712 were charged to expenses.

      As of March 31, 2007, $1,274,311 has been requisitioned and deposited into operating accounts to fund the purchase of equipment and to upgrade and manufacturing facility.

      Bond financings consisted of the following at March 31:

                                                         2007           2006
                                                         ----           ----

      Refinanced NJEDA Bonds                         $ 3,980,000    $ 4,155,000
                                                     -----------    -----------
                                                       3,980,000      4,155,000
      Current portion                                   (185,000)      (175,000)
                                                     -----------    -----------
      Long term portion, net of current maturities   $ 3,795,000      3,980,000
                                                     ===========    ===========

      Maturities of Bonds for the next five years follow:

                 YEAR ENDING MARCH 31,                       AMOUNT
                 ---------------------                       ------
                         2008                             $   185,000
                         2009                                 200,000
                         2010                                 210,000
                         2011                                 225,000
                         2012                                 245,000
                      Thereafter                            2,915,000
                                                          -----------
                                                          $ 3,980,000
                                                          ===========

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 5 - LONG TERM DEBT (CONTINUED)

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

NOTE 6 - INCOME TAXES

      The components of the provision for income taxes are as follows:

                                              YEAR ENDED MARCH 31,
                                         2007          2006          2005
                                         ----          ----          ----
      Federal:
            Current                     $   --        $   --        $   --
            Deferred                        --            --            --
                                        ------        ------        ------
                                            --            --            --
                                        ------        ------        ------
      State:
            Current                      1,770         1,000         1,000
            Deferred                        --            --            --
                                        ------        ------        ------
                                         1,770         1,000         1,000
                                        ------        ------        ------
                                        $1,770        $1,000        $1,000
                                        ======        ======        ======

During the years ended March 31, 2007, 2006 and 2005 the Company received approval for the sale of an additional $4,818,122, $2,798,478 and $2,628,257 of New Jersey net-operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefits received during the years ended March 31, 2007, 2006 and 2005 were $377,259, $219,121 and $205,792, respectively and are recorded as other income in the statements of operations.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 6 - INCOME TAXES (CONTINUED)

      The major components of deferred tax assets at March 31, 2007 and 2006 are as follows:

                                                 2007             2006
                                                 ----             ----
      Net operating loss carry forwards     $ 11,733,884     $ 10,785,800
      Valuation allowance                    (11,733,884)     (10,785,800)
                                            ------------     ------------

                                            $         --     $         --
                                            ============     ============

      At March 31, 2007 and 2006, a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty about the Company's ability to generate the future taxable income necessary to use the net operating loss carryforwards. The valuation allowance increased during 2007, 2006 and 2005 by $948,084, $2,363,575 and $1,685,889, respectively.

      At March 31, 2007, for federal income tax purposes, the Company has unused net operating loss carryforwards of approximately $36,816,851 expiring in 2008 through 2022. For state tax purposes, the Company has $15,835,173 of unused net operating losses, which are net of the $19,784,360 of the New Jersey net-operating losses sold, as discussed above.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

      -     Mr. Berk's salary was increased to $330,140, effective May 1, 2005.

      - Mr. Berk was granted under the Company's 2004 Stock Option Plan, ten-year options to purchase 600,000 shares of Common Stock at $2.69, the fair market value of Common Stock as of the time of grant.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      EMPLOYMENT AGREEMENTS (CONTINUED)

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

      The employment agreement with Dr. Behl was subsequently amended and restated on February 9, 2007, under which Dr. Behl's position was changed from Chief Scientific Officer to Head of Technical Affairs and he is to report to our Chief Executive Officer, Chief Scientific Officer and any additional executive officer designated by the Board of Directors.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      EMPLOYMENT AGREEMENTS (CONTINUED)

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      EMPLOYMENT AGREEMENTS (CONTINUED)

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      EMPLOYMENT AGREEMENTS (CONTINUED)

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

      Each of Behl's and Dick's Agreements provide that in the event the Company terminates his employment for "Cause" as defined in the agreement or the executive terminates employment without good reason, he is to receive salary through date of termination, reimbursement for expenses incurred prior to termination, all unvested options will terminate as of the date of termination and vested options will be governed by the terms of the 2004 Plan and the related option agreement. In the event of a termination due to death, disability or by the Company without cause or by Behl or Dick for good reason, the Company is to pay him or his estate subject to his compliance with certain covenants, including non-competition, non-solicitation, confidentiality and assignment of intellectual property, his base salary for the longer of the balance of the initial term or one year from date of

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      EMPLOYMENT AGREEMENTS (CONTINUED)

      termination, continue health insurance coverage for 12 months from termination and his vested options are to be exercisable for 90 days from date of termination. Dr. Behl's amended agreement provides that the definition of "cause" has been amended to include a determination by the Board of Directors, in its sole discretion, that the employment of Dr. Behl should terminate, provided that such termination will be effective on the 30th day after the written notice to Dr. Behl of such determination.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      ALLIANCE AGREEMENT

      On December 6, 2006, the Company entered into a Strategic Alliance Agreement (the "ALLIANCE AGREEMENT") with Dr. Veerappan S. Subramanian ("VS") and VGS Pharma, LLC, a Delaware limited liability company ("VGS"), under which (i) VS was appointed to the Company's Board of Directors, (ii) VGS made a $2,000,000 equity investment in the Company, (iii) VS was engaged to serve as strategic advisor on the research, development and commercialization of the Company's existing pipeline, (iv) the Company and VGS formed Novel Laboratories Inc., a Delaware corporation ("Novel"), as a separate specialty pharmaceutical company for the research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals, and (v) the Company contributed $2,000,000 to Novel and agreed to make additional contributions.

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

      The Company initially contributed $2,000,000 to Novel and made additional contributions of $5,000,000 through June 15, 2007. The remaining contributions to be made by the Company shall be funded in the amounts and upon the occurrence of the following milestones (i) $10,000,000 upon the submission to the FDA of three ANDAs related to three different prospective products developed by Novel and (ii) $10,000,000 upon the submission to the FDA of three ANDAs related to at least three additional different prospective products developed by Novel; provided that the aggregate contributions to be made by the Company shall not exceed (i) $15,000,000 prior to November 1, 2007 or (ii) $25,000,000 prior to May 1,
      2008. The remaining contributions of the Company are not monetary obligations but rather conditions that must be met in order for the Company to maintain its equity interest in Novel.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      ALLIANCE AGREEMENT (CONTINUED)

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      ALLIANCE AGREEMENT (CONTINUED)

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      ADVISORY AGREEMENT (CONTINUED)

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

      On the same date, the Company and Dr. Behl entered into an Amended and Restated Employment Agreement under which Dr. Behl's position was changed from Chief Scientific Officer to Head of Technical Affairs and Dr. Behl reports to the Chief Executive Officer, the Chief Scientific Officer and any additional executive officer designated by the Board. In addition, the definition of "cause" has been amended to include a determination by the Board, in its sole discretion, that the employment of Dr. Behl should terminate, provided that such termination will be effective on the 30th day after the written notice to Dr. Behl of such determination.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      CONSULTING AGREEMENTS

      On June 1, 2006, the Company entered into a one year consulting agreement with David Filer, whereby Dr. Filer is to provide financial advisory services to the Company. In consideration for his services, Dr. Filer received options to purchase 10,000 shares of common stock exercisable from June 1, 2006 to June 1, 2009, with an exercise price of $3.00 per share.

      REFERRAL AGREEMENTS

      On January 29, 2002, the Company entered into a Referral Agreement with a Director whereby the Company will pay referral fees based upon payments net of direct costs received by the Company from sales of products, development fees, licensing fees and royalties generated as a direct result of this Director identifying customers for the Company. The referral fee each year is roughly based on the percentages of from 1% to 5% applied inversely to the total amount gross margins attributable to the referrals. No amounts had been earned through March 31, 2007.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      COLLABORATIVE AGREEMENTS

      On March 30, 2005, the Company entered into a three party agreement with Tish Technologies, Inc. and Harris Pharmaceuticals, Inc. ("Harris") for the co-development and license of a controlled release generic product. Upon its development and the securing of the required FDA approval by the formulation development company, the Company is to manufacture the product and Harris is to sell and distribute the product. In addition to the transfer price for manufacturing the product, the Company is to share the profits, if any, realized upon sales. The innovator's reference product for this generic was originally a capsule. The innovator has now received approval for an alternative dose form (a tablet rather than capsule) and has discontinued the original dose form. While a reference product remains for the capsule, the market opportunity has changes and this affects how we might commercialize the capsule dosage form. On June 19, 2006, the Company received written notice from Harris of Harris' intent to terminate the agreement in accordance with Section 9.3 of the agreement. As the date hereof, the Company has received $29,700 for this development work.

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

      On June 22, 2005, the Company and PLIVA, Inc. ("Pliva"), now a subsidiary of Barr Pharmaceuticals, Inc., entered into a Product Development and License Agreement, providing for the development and license of a controlled released generic anti-infective drug formulated by the Company. The Company is to manufacture and PLIVA is to market and sell the product. The development costs are to be paid by PLIVA and the Company and the profits are to be shared equally. PLIVA is to make milestone payments to the Company.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      COLLABORATIVE AGREEMENTS (CONTINUED)

      On November 10, 2006, the Company entered into a product collaboration agreement with The PharmaNetwork, LLC for the development of the generic equivalent of a synthetic narcotic analgesic drug product. TPN is to perform development services and prepare and file an ANDA in the name of TPN with the FDA. The Company is to provide development support including the purchase of active pharmaceutical ingredients and materials and supplies to manufacture the batch, provide adequate facilities to TPN for use in its development work and following ANDA approval, The Company will manufacture the drug product developed. The Company is to pay TPN for the development services rendered upon the attainment of certain milestones. The out-of-pocket costs are to be shared by TPN and the Company, with TPN's obligation to be payable from its royalty compensation. Formulation development work is currently underway.

      The aforementioned agreements are in their infancy stages.

      The Company is a party to two separate and distinct development and license agreements with ECR Pharmaceuticals ("ECR"). Pursuant to the agreements, the Company agreed to commercially develop two products, Lodrane 24(R) and Lodrane 24D(R) in exchange for development fees, certain payments, royalties and manufacturing rights. The products are currently being marketed by ECR which also has the responsibility for regulatory matters. In addition to receiving revenues for manufacture of these products, the Company also receives a royalty on in-market sales.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

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

                                   2007                         2006                       2005
                                         WEIGHTED-                   WEIGHTED-                  WEIGHTED-
                                         AVERAGE                     AVERAGE                    AVERAGE
                                         EXERCISE                    EXERCISE                   EXERCISE
                           SHARES         PRICE        SHARES         PRICE        SHARES        PRICE
      Stock options       6,622,500    $     2.28     2,971,250    $     2.36     2,777,050    $     2.16
      Convertible
      Preferred Stock     4,308,885    $     2.25     4,444,444    $     2.25
      Warrants            6,640,446    $     2.31     6,079,199    $     2.26     8,035,875    $     2.69
                         ----------                  ----------                  ----------
                         17,571,831                  13,494,893                  10,312,925
                         ==========                  ==========                  ==========

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

      SERIES B 8% CONVERTIBLE PREFERRED STOCK

      On March 15, 2006, the Company sold in a private placement 10,000 shares of Series B 8% Convertible Preferred Stock (the "Series B Preferred Stock"), for gross proceeds of $10,000,000. The Series B Preferred Stock is convertible at $2.25 per share, into 4,444,444 shares of Common Stock. In connection with the issuance of the Series B Preferred Stock, the Company also issued two classes of warrants which are exercisable for a period of five years and represent the right to purchase an aggregate of 1,111,111 shares of Common Stock at an exercise price of $2.75 per share and the second class of warrants are exercisable for a period of five years and represent the right to purchase an aggregate of 1,111,111 shares of Common Stock at an exercise price of $3.25 per share. Based on the relative fair values, the Company has attributed $2,033,029 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital. The remaining portion of the proceeds of $7,966,971 was used to determine the value of the 4,444,444 shares of the Company Common Stock underlying the Series B Preferred Stock, or $1.7925 per share. Since the value was $0.4774 lower than the fair market value of the Company's Common Stock on March 15, 2006, the $2,121,917 instrinsic value of the conversion option resulted in the recognition of a preferred stock dividend and an increase to additional paid-in capital.

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

                          MARCH 31, 2007, 2006 AND 2005

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      SERIES B 8% CONVERTIBLE PREFERRED STOCK TRANSACTION (CONTINUED)

      The holders of Series B Preferred Stock do not have any voting rights, except as specifically provided in the Preferred Certificate or as required by law. The Company may not without the prior affirmative vote of holders of at least 70% of the then outstanding shares of Series B Preferred Stock: (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the Preferred Certificate, (ii) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation senior to or otherwise PARI PASSU with the Series B Preferred Stock, (iii) amend its certificate of incorporation, bylaws or other charter documents in any manner that adversely affects any rights of the holders of the Series B Preferred Stock, (iv) increase the authorized number of shares of Series B Preferred Stock, (v) enter into any agreement with respect to any of the foregoing, (vi) other than Permitted Indebtedness (as defined in the Preferred Certificate) until March 15, 2009, incur any indebtedness for borrowed money of any kind, (vii) other than Permitted Liens (as defined in the Preferred Certificate) until March 15, 2009, incur any liens of any kind, (viii) repay or repurchase other than more than a de minimis number of shares of Common Stock or securities convertible or exchangeable into Common Stock, other than as permitted by the Preferred Certificate, (ix) pay cash dividends or distributions on any securities of the Company junior to the Series B Preferred Stock or (x) enter into any agreement or understanding to effect the clauses (iii), (vi), (vii), or
      (viii). Actions notwithstanding the above, the Company may issue any security issued in connection with a Strategic Transaction (as defined in the Preferred Certificate) that ranks as to dividends, redemption or distribution of assets upon a Liquidation PARI PASSU with or junior to the Series B Preferred Stock without the prior affirmative vote of holders of at least 70% of the then outstanding shares of Series B Preferred Stock.

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

                          MARCH 31, 2007, 2006 AND 2005

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      SERIES B 8% CONVERTIBLE PREFERRED STOCK TRANSACTION (CONTINUED)

      The Company may force conversion of the Series B Preferred Stock in the event it provides written notice to the holders of the Series B Preferred Stock that the VWAP for each 20 consecutive trading day period during a Threshold Period (as defined in the Preferred Certificate) of Common Stock exceeded $5.38 (subject to adjustment) and the volume for each trading day during such Threshold Period exceeded 50,000 shares (subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and the like).

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

      The Company may redeem all of the Series B Preferred Stock outstanding, at any time after March 15, 2008 for a redemption price, payable in cash, for each share of Series B Preferred Stock equal to (i) 150% of the stated value, (ii) accrued but unpaid dividends thereon and (iii) all liquidated damages and other amounts due in respect of the Series B Preferred Stock.

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

                          MARCH 31, 2007, 2006 AND 2005

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

      Each Investor has represented that the Investor is an "accredited investor" and has agreed that the securities issued in the private placement are to bear a restrictive legend against resale without registration under the Act. The Preferred Shares and warrants were sold by Company pursuant to the exemption from registration afforded by Section 4(2) of the Act and Registration D thereunder.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      COMMON STOCK TRANSACTIONS

      During the year ended March 31, 2007, 305 shares of Series B Preferred Stock were converted into 135,555 shares of Common Stock.

      Dividends accrued on Series B Stock through conversion date and March 31, 2007 were satisfied by the issuance of 1,318 and 371,244 shares of Common Stock, respectively.

      During the year ended March 31, 2007, 3,750 options expired, 65,500 were forfeited and 59,000 options were exercised for gross proceeds of $88,500.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      The following grants were made under the Company's 2004 Stock Option Plan in the year ended March 31, 2007:

      On November 21, 2006, the Company granted options to sixteen employees to purchase an aggregate of 66,500 shares of Common Stock with an exercise price of $2.26 to vest over a period of three years from grant date.

      On November 13, 2006, the Company granted to Bernard Berk, the Company's Chief Executive Officer, according to terms of the Second Amended and Restated Employment Agreement additional stock options to purchase up to 300,000 shares of the Company's Common Stock at $3.00 a share. See Note 7 Commitments and Contingencies - Employment Agreements.

      Additionally, under employment agreements with each of Dr. Charan Behl, Executive Vice President and Chief Scientific Officer, and Chris Dick, Executive Vice President of Corporate Development, the Company granted to each, options to purchase up to 750,000 shares of Common Stock at $2.25 a share. See Note 7 Commitments and Contingencies - Employment Agreements.

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

      Between February and October 2006, the Company granted ten year options to twelve employees to purchase an aggregate of 83,000 shares of Common Stock with exercise prices ranging from $2.25 to $2.30 per share, which vest over a period of three years from grant date.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

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

                          MARCH 31, 2007, 2006 AND 2005

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

      A summary of warrant activity for the fiscal years indicated below were as follows:

                                                           2007           2006           2005
                                                           ----           ----           ----
      Balance at beginning of year:                     6,079,199      8,035,875      2,654,239
      Warrants issued                                     778,698        220,705        200,000
      Warrants issued pursuant to Placement Agent
            Agreements                                         --        381,028        519,931
      Warrants issued pursuant to Private Placement            --      2,222,222      5,165,580
      Placement Agent Warrants Exercised                       --             --         (7,500)
      Warrants exercised or expired                      (217,452)    (4,780,631)      (496,375)
                                                        ---------      ---------      ---------

      Ending balance                                    6,640,445      6,079,199      8,035,875
                                                        =========      =========      =========

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      CLASS B WARRANTS

      The Company's Class B Warrants originally issued in a private placement in September 1998 expired on November 30, 2005, their amended expiration date.

NOTE 9 - STOCK OPTION PLANS

      STOCK-BASED COMPENSATION

      During the years ended March 31, 2005, 2006 and 2007 the Company issued 120,000, 969,200 and 3,779,500, respectively options to purchase Common Stock to employees and to members of the board of directors. The options have an exercise price ranging from $2.25 to $3.00 per share and all vest over three years except 120,000 issued for year ended March 31, 2005 which vested upon grant date, 75,000 issued for the year ending March 31, 2006 which vested pro-rata over a 6 month period and 750,000 issued for year ending March 31, 2007 which vested upon grant date, 250,000 which vest in 6 months and 2,000,000 which vest based upon strategic events or accomplishments of certain milestones. The options expire between five and ten years from the date of grant. The Company has recorded compensation expense of $1,008,850, $902,927 and $3,479,070 for the years ended March 31, 2005, 2006 and 2007, respectively, which represents the fair value of the options vested computed using the Black-Scholes options pricing model on each grant date.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

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

                                2007                          2006                       2005
                                       AVERAGE                      AVERAGE                      AVERAGE
                                       WEIGHTED                    WEIGHTED                      WEIGHTED
                                       EXERCISE                    EXERCISE                      EXERCISE
                        OPTIONS         PRICE        OPTIONS         PRICE        OPTIONS         PRICE
                        -------         -----        -------         -----        -------         -----
Outstanding at
beginning of year      2,971,250     $     2.36     2,277,050     $     2.16     2,417,050     $     3.70
Granted                3,779,500           2.20       969,200           2.74       120,000           2.34
Exercised                (59,000)          1.50       (20,000)          2.00      (100,000)          1.00
Expired                  (69,250)          2.31      (255,000)          2.04      (160,000)          7.13
                      ----------     ----------    ----------     ----------    ----------     ----------
Outstanding at end
of year                6,622,500     $     2.28     2,971,250     $     2.36     2,277,050     $     2.16
                      ==========     ==========    ==========     ==========    ==========     ==========

      The following table summarizes information about stock options outstanding at March 31, 2007:

                                              WEIGHTED AVERAGE      WEIGHTED-                       WEIGHTED
                                                  REMAINING          AVERAGE                         AVERAGE
         RANGE OF              OPTIONS           CONTRACTUAL        EXERCISE         OPTIONS       EXERCISABLE
      EXERCISE PRICE         OUTSTANDING         LIFE (YEARS)         PRICE        EXERCISABLE        PRICE
      --------------         -----------         ------------         -----        -----------        -----
       $1.00 - $2.00             141,000                .75            $1.85           141,000        $1.85
       $2.01 - $3.00           6,481,500               8.44             2.28         2,782,694         2.28
      --------------          ----------              -----            -----        ----------        -----

       $1.00 - $3.00           6,622,500               7.77            $2.28         2,923,694        $2.26
      --------------          ----------              -----            -----        ----------        -----

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 9 - STOCK OPTION PLANS (CONTINUED)

      STOCK-BASED COMPENSATION (CONTINUED)

      The per share weighted-average fair value of each option granted during fiscal 2007, 2006, and 2005 ranged from $1.36 to $1.39 during fiscal 2007, $1.48 to $1.70 during fiscal 2006 and $1.91 during fiscal 2005 on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions; no dividend yield; expected volatility of ranging from 46.12% to 57.95% for fiscal 2007, expected volatility of 97.84% for fiscal year 2006 and 76.69% for fiscal year 2005; risk-free interest rates of 5.00% in 2007, 4.18% in 2006 and 4.00% in 2005 and expected lives ranging from five to ten years.

      There are 888,500 options available for future grant under our Stock Option Plan.

NOTE 10 - MAJOR CUSTOMERS

      For the years ended March 31, revenues from its three major customers are as follows:

                                          2007            2006          2005
                                          ----            ----          ----

      Customer A -                        100%            100%         49.80%
      Customer B -                         --              --             --
      Customer C -                         --              --          49.80%

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 11 - SUBSEQUENT EVENTS

      On April 3, 2007, a holder of 145 shares of Series B 8% Preferred Stock converted his shares and accrued dividends through the date of conversion into 64,490 shares of Common Stock.

      On April 17, there was a cashless exercise of 39,630 warrants issued in our October, 2004 Private Placement, which resulted in the issuance of 15,456 shares of Common Stock.

      On April 20, $61,500 was received from the exercise of stock options previously granted to purchase 41,000 shares of Common Stock at $1.50 per share.

      On April 24, 2007, the Company sold 15,000 shares of its Series C 8% Convertible Preferred Stock, par value $0.01, and 1,939,655 warrants for gross proceeds of $15,000,000. The 15,000 Preferred Series C shares are convertible into 6,465,517 shares of common stock. The warrants are exercisable at $3.00 per share and are exercisable through April 27, 2012. The Company paid $1,050,000 in commissions to the placement agent and others in connection with the sale of the Series C Preferred. In addition, the Company granted the placement agent 193,965 warrants exercisable at $3.00 per share which were valued at $129,627. The Series C 8% Convertible Preferred will pay a quarterly dividend at 8% per annum on its purchase price of $1,000 per share. The dividend will be payable in other shares or cash. The gross proceeds of the private placement were $15,000,000 before payment of $1,050,000 in commissions to the Placement Agent and selected dealers. In addition, the Company agreed to reimburse the Placement Agent for all documented out-of-pocket expenses incurred by the Placement Agent in connection with the private placement, including reasonable fees and expenses of its counsel, which the Company and Placement Agent agreed to be limited to $25,000. Pursuant to the placement agent agreement, the Company issued to the Placement Agent and its designees warrants to purchase 193,965 shares of Common Stock. Such warrants are at an exercise price of $3.00 per share, exercisable on or prior to April 24, 2012.

      On April 24, 2007, pursuant to the authority of its Board of Directors, Company filed with the Secretary of State of Delaware the Certificate of Designations, Preferences and Rights of Series C Preferred Stock .

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

      On May 8, 2007, the Company approved the details provided by Veerappan Subramanian of the Initial Business Plan for purposes of the requirements set forth in the Strategic Alliance Agreement dated December 6, 2006 by and between the parties. Upon agreement to the Initial Business Plan, the milestones for the Company's remaining contributions were established. Upon achievement of agreed upon milestones relating to the identification and commencement of development of generic drug products, on May 15, 2007, the Company funded $2,000,000 and $3,000,000 on May 15, 2007 and on June 15, 2007, respectively, to Novel Laboratories, Inc. The remaining contributions to be made by the Company shall be funded in the amounts and upon the occurrence of the following milestones: (i) $10,000,000 upon the submission to the FDA of three ANDAs related to three different prospective products developed by Novel and (ii) $10,000,000 upon the submission to the FDA of three ANDAs related to at least three additional different prospective products developed by Novel; provided that the aggregate contributions to be made by the Company shall not exceed (i) $15,000,000 prior to November 1, 2007 or (ii) $25,000,000 prior to May 1,
      2008. The remaining contributions of the Company are not monetary obligations but rather conditions that must be met in order for the Company to maintain its current equity interest in Novel. In the event of the Company's failure to fund remaining contributions, VGS Pharma shall have the right to exercise the VGS Purchase Right under the Stockholders Agreement dated December 6, 2006 and if Novel fails to achieve its performance milestones, the Company may exercise remedies set forth in the Strategic Alliance Agreement and Stockholders Agreement dated December 6, 2006.

      On June 11, 2007, the Company borrowed $3,000,000 from a commercial bank at the bank's prime rate minus 1/2% per annum, with interest only payable on July 1, 2007 and on the 1st day of each month thereafter until June 30, 2008, when all unpaid principal and interest is due in full. The Company pledged $3,000,000 of its cash to the commercial bank as collateral for the loan. There were no other forms of guarantees by the Company or fees associated with the line of credit agreement. The $3,000,000 credit facility is a short-term bridge in order to fund the June 15, 2007 funding commitment to Novel. The Company intends to raise up to an additional $5,000,000 through the sale of the remaining 5,000 shares of Series C Preferred Stock. The net proceeds of the Series C funding would fund the repayment, without prepayment penalty, of the $3 million credit facility to the commercial bank.

      On June 5, 2007, the Board of Directors unanimously authorized Bernard Berk, as the Company designee to the board of directors of Novel, to approve the Novel employee stock option plan reserving up to 26,582 shares of Novel's Class B non-voting common stock, as well as the employment contract for Muthusamy Shanmugam ("Sammy"), its Head of Technical operations, and the grant of options to purchase 8,861 shares of Novel's Class B non-voting common stock to each of Sammy and Veerappan Subramanian.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2007, 2006 AND 2005

NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

      Sammy's employment contract calls for a base salary of $170,000 per calendar year, subject to annual review for increase at the discretion of the Board of Directors of Novel. The term of the agreement is three years.

      The options granted by Novel to Sammy to purchase up to 8,861 shares of Novel's Class B non-voting common stock vest and become exercisable, with an exercise price of $22.50 per share, at the rate of 2,953 options on the first anniversary of the grant date and 2,954 exercisable on the second and third anniversaries of the grant date, respectively.

      The options granted by Novel to Dr. Subramanian to purchase up to 8,861 shares of Novel's Class B non-voting common stock vest and become exercisable, with an exercise price of $22.50 per share, at the rate of
      (i) 1,266 option shares on the date of each submission to the FDA of an ANDA for the first six new prospective products developed by Novel which is not the subject of any prior ANDA submitted to the FDA by Novel and
      (ii) 1,265 option shares on the date of approval by the FDA of a drug product that is the subject of an ANDA related to a prospective product developed by Novel which has not been previously approved by the FDA for Novel.

      The remaining 8,860 options under the stock option plan have not been granted to date and are being served for future awards to employees at the discretion of Novel's Board of Directors.

      Upon the grant and subsequent exercise of all of the stock options under the Novel stock option plan, The Company's 49% current interest in Novel would be diluted to approximately 39%, VGS Pharma's 51% current interest in Novel would be diluted to 40%, Sammy would maintain a 7% interest in Novel and Dr. Subramanian's would maintain a 7% interest in Novel.

      On June 28, 2007, Elite and PLIVA terminated the Product Development and License Agreement entered into on June 22, 2005. According to the termination agreement, effective as of January 31, 2007, it was agreed that Elite owns all intellectual property rights relating to the controlled released generic product in development under the Product Development and License Agreement and PLIVA agreed to pay Elite $100,000 in discharge of outstanding payments under the Product Development and License Agreement.