Form 10-Q
period 2007-06-30
ELITE PHARMACEUTICALS INC /DE/
filed 2007-08-10
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2007
                               -----------------------------------------------
                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period ended                to

                        Commission File Number: 333-45241
--------------------------------------------------------------------------------
                           ELITE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                         22-3542636
----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

165 Ludlow Avenue, Northvale, New Jersey                                      07647
----------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                   (Zip Code)


                                            (201) 750-2646
----------------------------------------------------------------------------------------------------
                          (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of August 7, 2007: 21,348,373 (exclusive of 100,000 shares held in treasury).

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Balance Sheets as of June 30, 2007 (unaudited)
            and March 31, 2007 (audited)                                  2 - 3

            Consolidated Statements of Operations for the three months
            ended June 30, 2007 and June 30, 2006 (unaudited)               4

            Consolidated Statement of Changes in Stockholders' Equity
            for the three months ended June 30, 2007 (unaudited)            5

            Consolidated Statements of Cash Flows for the three months
            ended June 30, 2007 and June 30, 2006 (unaudited)               6

            Notes to Consolidated Financial Statements                   7 - 23

Item 2.   Management's Discussion And Analysis of Financial
          Condition And Results Of Operations                           24 - 29

Item 3.   Quantitative And Qualitative Disclosures
          About Market Risk                                                29

Item 4.   Controls and Procedures                                          29


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders              30

Item 6.   Exhibits                                                         30


SIGNATURES                                                                 31

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           June 30,      March 31,
                                                                             2007          2007
                                                                         -------- --   -----------
                                                                         (Unaudited)     (Audited)
CURRENT ASSETS:
        Cash and cash equivalents                                        $14,441,073   $ 2,045,390
        Accounts receivable                                                  212,522       215,837
        Prepaid expenses and other current assets                          1,479,795     1,149,185
                                                                         -----------   -----------
              Total current assets                                        16,133,390     3,410,412
                                                                         -----------   -----------

PROPERTY AND EQUIPMENT, net of accumulated
        depreciation and amortization                                      5,787,783     5,454,026
                                                                         -----------   -----------

INTANGIBLE ASSETS - net of accumulated amortization                           40,919        42,809
                                                                         -----------   -----------

OTHER ASSETS:
        Accrued interest receivable                                              949           949
        Deposit on equipment                                                 120,925        32,880
        Security deposit                                                      13,488         6,980
        Restricted cash - debt service for EDA Bonds                         420,050       414,999
        EDA Bond offering costs, net of accumulated amortization
              of  $24,724 and $21,178, respectively                          329,728       333,274
                                                                         -----------   -----------
              Total other assets                                             885,140       789,082
                                                                         -----------   -----------
              Total assets                                               $22,847,232   $ 9,696,329
                                                                         ===========   ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   June 30,         March 31,
                                                                                     2007             2007
                                                                                 ------------      ----------
                                                                                  (Unaudited)       (Audited)
CURRENT LIABILITIES:
        Current portion of EDA Bonds                                             $    185,000         185,000
        Loan payable to bank                                                        3,000,000              --
        Accounts payable, accrued expenses and other current liabilities            1,729,159       2,205,781
                                                                                 ------------      ----------
              Total current liabilities                                             4,914,159       2,390,781
                                                                                 ------------      ----------

LONG TERM LIABILITIES:
        EDA bonds - net of current portion                                          3,795,000       3,795,000
                                                                                 ------------      ----------

              Total long-term liabilities                                           3,795,000       3,795,000
                                                                                 ------------      ----------

              Total liabilities                                                     8,709,159       6,185,781
                                                                                 ------------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Preferred Stock -- $.01 par value;
             Authorized 4,483,442 shares (originally 5,000,000 shares of which 516,558 shares of Series A Convertible Preferred Stock were retired) and 0 shares outstanding as of June 30, 2007 and
             March 31, 2007
              Authorized 10,000 Series B Convertible Preferred Stock -
              issued and outstanding - 9,550 and 9,695 shares, respectively                95              97
              Authorized 20,000 Series C Convertible Preferred Stock
              issued and outstanding - 15,000 and 0 shares, respectively                  150              --
        Common Stock - $.01 par value;
              Authorized - 65,000,000 shares
              Issued and outstanding - 21,005,300 shares and 20,799,102
              shares respectively                                                     210,053         207,991
        Subscription receivable                                                       (75,000)        (75,000)
        Additional paid-in capital                                                 82,572,394      66,495,618
        Accumulated deficit                                                       (68,262,778)    (62,811,317)
                                                                                 ------------      ----------
                                                                                   14,444,914       3,817,389
        Treasury stock, at cost (100,000 shares)                                     (306,841)       (306,841)
                                                                                 ------------      ----------
              Total stockholders' equity                                           14,138,073       3,510,548
                                                                                 ------------      ----------

              Total liabilities and stockholders' equity                         $ 22,847,232      $9,696,329
                                                                                 ============      ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                                ------------------
                                                              2007             2006
                                                              ----             ----
                                                           (Unaudited)      (Unaudited)
REVENUES
        Manufacturing Fees                               $    336,515     $    131,900
        Royalties                                              51,760           21,127
                                                         ------------     ------------

Total Revenues                                                388,275          153,027

Cost of Revenues                                              291,206               --
                                                         ------------     ------------
Gross Profit                                                   97,069          153,027
                                                         ------------     ------------

OPERATING EXPENSES:
        Research and development                            2,098,755        1,316,408
        General and administrative                            889,390          546,913
        Depreciation and amortization                         208,198          119,535
                                                         ------------     ------------
                                                            3,196,343        1,982,856
                                                         ------------     ------------

LOSS FROM OPERATIONS                                      (3,099,274)      (1,829,829)
                                                         ------------     ------------

OTHER INCOME (EXPENSES):
        Interest income                                       123,980          100,506
        Interest expense                                     (79,539)         (70,631)
        Non-cash compensation through issuance
              of stock options and warrants                 (924,263)        (300,000)
                                                         ------------     ------------
                                                            (879,822)        (270,125)
                                                         ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (3,979,096)      (2,099,954)
                                                         ------------     ------------

Provision for Income Taxes                                      3,120            1,000
                                                         ------------     ------------

NET LOSS                                                  (3,982,216)      (2,100,954)
                                                         ===========      ============
Preferred Stock Dividends                                   (416,455)        (200,056)
                                                         ------------     ------------

NET LOSS ATTRIBUTABLE TO
        COMMON SHAREHOLDERS                               (4,398,671)      (2,301,010)
                                                         ===========      ============

BASIC AND DILUTED LOSS PER COMMON SHARE                  $     (.21)      $      (.12)
                                                         ===========      ============

WEIGHTED AVERAGE NUMBER OF
        COMMON SHARES OUTSTANDING                         20,908,289        19,239,331
                                                         ===========      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Series B               Series C
                                                   --------               --------
                                                Preferred Stock        Preferred Stock           Common Stock       Subscription
                                                ---------------        ---------------           ------------       ------------
                                               Shares     Amount      Shares     Amount      Shares        Amount    Receivable
                                               ------     ------      ------     ------      ------        ------    ----------

BALANCE AT MARCH  31, 2007 (AUDITED)           9,695        97            --       --      20,799,102     207,991     (75,000)

Proceeds from Preferred Series C Offering        --         --        15,000      150              --          --          --

Conversion of Preferred to Common              (145)        (2)           --       --          64,490         645          --

Conversion of Warrants to Common                 --         --            --       --          15,456         154          --

Exercise of Stock Options                        --         --            --       --          41,000         410          --

Non-cash compensation through issuance
  of stock options and warrants                  --         --            --       --              --          --          --

Beneficial Conversion                            --         --            --       --              --          --          --

Costs associated with Raising Capital            --         --            --       --              --          --          --

Net loss for the three months ended
  June 30, 2007                                  --         --            --       --              --          --          --

Dividends
                                                 --         --            --       --          85,252         853          --
                                               -----        --        ------      ---      ----------     -------     -------

BALANCE AT JUNE 30, 2007                       9,550        95        15,000      150      21,005,300     210,053     (75,000)
                                               =====        ==        ======      ===      ==========     =======     =======


                                                Additional
                                                ----------
                                                 Paid-In          Treasury Stock         Accumulated      Stockholders'
                                                 -------          --------------         -----------      -------------
                                                 Capital       Shares        Amount        Deficit           Equity
                                                 -------       ------        ------        -------           ------

BALANCE AT MARCH  31, 2007 (AUDITED)           66,495,618     (100,000)    (306,841)     (62,811,317)          3,510,548

Proceeds from Preferred Series C Offering      14,999,850           --           --               --          15,000,000

Conversion of Preferred to Common                    (643)          --           --               --                 --

Conversion of Warrants to Common                     (154)          --           --               --                 --

Exercise of Stock Options                          61,090           --           --               --              61,500

Non-cash compensation through issuance
  of stock options and warrants                   924,263           --           --               --             924,263

Beneficial Conversion                           1,052,790           --           --       (1,052,790)                 --

Costs associated with Raising Capital          (1,152,690)          --           --               --          (1,152,690)

Net loss for the three months ended
  June 30, 2007                                        --           --           --       (3,982,216)         (3,982,216)

Dividends                                         192,270           --           --         (416,455)           (223,332)
                                               ----------     --------     --------      -----------          ----------

BALANCE AT JUNE 30, 2007                       82,572,394     (100,000)    (306,841)     (68,262,778)         14,138,073
                                               ==========     ========     ========      ===========          ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                       THREE MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                            --------
                                                                                                      2007            2006
                                                                                                      ----            ----
                                                                                                  (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                                  $ (3,982,216)   $ (2,100,954)
       Adjustments to reconcile net loss to cash used in operating activities:
           Depreciation and amortization                                                              208,198         122,535
           Non-cash compensation satisfied by issuance of common stock, options and warrants          924,263         300,000
           Changes in assets and liabilities:
                Accounts receivable                                                                     3,315              --
                Prepaid expenses and other current assets                                            (330,610)       (123,985)
                Security deposit                                                                       (6,508)           --
                Accounts payable, accrued expenses and other current liabilities                     (476,621)       (588,677)
                                                                                                 ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                                              (3,660,179)     (2,391,081)
                                                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                           (536,519)        (28,811)
       Payment of deposit for manufacturing equipment                                                 (88,045)             --
       Deposits to restricted cash                                                                     (5,051)             --
       Release of restricted cash                                                                          --          234,244
                                                                                                 ------------    ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                                  (629,615)        205,433
                                                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends paid                                                                                (223,333)        (33,333)
       Proceeds - bank loans                                                                        3,000,000              --
       Proceeds from issuance of Series C 8% Convertible
           Stock and warrants                                                                      15,000,000              --
       Proceeds from exercise stock options                                                            61,500              --
       Costs associated with raising capital                                                       (1,152,690)             --
                                                                                                 ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                16,685,477         (33,333)
                                                                                                 ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                            12,395,683      (2,218,981)

CASH AND CASH EQUIVALENTS - beginning of period                                                     2,045,390       8,919,354
                                                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS - end of period                                                        $ 14,441,073    $  6,700,373
                                                                                                 ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid for interest                                                                    $         14    $         18
       Cash paid for income taxes                                                                       3,120           1,000

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
       Preferred stock dividends of $193,122 and $200,056 paid by issuance of 85,252 and
           91,266 shares of common stock in 2007 and 2006, respectively.                         $         --    $         --
       Beneficial conversion Dividend                                                               1,052,790              --
       Conversion of 145 shares of Series B Preferred Stock into 64,490 shares of common stock             --              --
       Cashless Conversion of 39,630 warrants into 15,456 shares of common stock                           --              --
       Accrued Dividends                                                                              102,480              --


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The information in this Form 10-Q Report includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the "Company") including its wholly-owned subsidiaries, Elite Laboratories, Inc. ("Elite Labs") and Elite Research, Inc. ("ERI") and its variable interest entity, Novel Laboratories Inc. ("Novel"), for the three months ended June 30, 2007 and June 30, 2006 As of June 30, 2007, the financial statements of all wholly-owned entities and its variable interest entity are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted for interim financial statement presentation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

         The financial results for the interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2007. There have been no changes in significant accounting policies since March 31, 2007.

         The Company does not anticipate being profitable for fiscal year 2008; therefore a current provision for income tax was not established for the three months ended June 30, 2007. Only the minimum corporation tax liability required for state purposes is reflected.

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

         Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company's facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a $415,500 Debt Service Reserve Fund consisting of $366,000 from the Series A Bonds proceeds and $49,500 from the Series B Note proceeds. $1,274,311 of the proceeds had been deposited in a short-term restricted cash account to fund the future purchase of manufacturing equipment and development of the Company's facility. As of June 30, 2007, all of these funds have been expended to fund the above.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STAT EMENTS
                    THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 3 - BANK LOAN PAYABLE

         On June 7, 2007, the Company borrowed $3,000,000 at prime minus 1/2%, from a commercial bank to be used for working capital. Collateral was an assignment of a cash collateral account, in the amount of $3,000,000. The loan was prepaid on July 24, 2007. Interest expense was $28,417.

NOTE 4 - STOCKHOLDERS' EQUITY

         SERIES B 8% CONVERTIBLE PREFERRED STOCK

         On March 15, 2006, the Company sold in a private placement 10,000 shares of Series B 8% Convertible Preferred Stock (the "Series B Preferred Stock"), for gross proceeds of $10,000,000. The Series B
         Preferred Stock is convertible at $2.25 per share, into 4,444,444 shares of common stock, par value $0.1 per share (the "Common Stock"). In connection with the issuance of the Series B Preferred Stock, the Company also issued two classes of warrants which are exercisable for a period of five years and represent the right to purchase an aggregate of 1,111,111 shares of Common Stock at an exercise price of $2.75 per share and the second class of warrants are exercisable for a period of five years and represent the right to purchase an aggregate of 1,111,111 shares of Common Stock at an exercise price of $3.25 per share. Based on the relative fair values, the Company has attributed $2,033,029 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital. The remaining portion of the proceeds of $7,966,971 was used to determine the value of the 4,444,444 shares of the Company Common Stock underlying the Series B Preferred Stock, or $1.7925 per share. Since the value was $0.4774 lower than the fair market value of the Company's Common Stock on March 15, 2006, the $2,121,917 intrinsic value of the conversion option resulted in the recognition of a preferred stock dividend and an increase to additional paid-in capital.

         The Series B Preferred Stock accrues dividends at the rate of 8% per annum on their purchase price of $1,000 per share (increasing to 15% per annum after March 15, 2008) payable quarterly on January 1, April 1, July 1 and October 1, payable in cash or shares of Common Stock (each valued at 95% of the average of the value weighted average price
         (VWAP) as defined in the Certificate of Designations, Preferences and Rights of the Series B Preferred Stock (the "Series B Preferred Certificate").

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

         The holders of Series B Preferred Stock do not have any voting rights, except as specifically provided in the Series B Preferred Certificate or as required by law. The Company may not without the prior affirmative vote of holders of at least 70% of the then outstanding shares of Series B Preferred Stock: (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the Series B Preferred Certificate, (ii) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation senior to or otherwise pari passu with the Series B Preferred Stock, (iii) amend its certificate of incorporation, bylaws or other charter documents in any manner that adversely affects any rights of the holders of the Series B Preferred Stock, (iv) increase the authorized number of shares of Series B Preferred Stock, (v) enter into any agreement with respect to any of the foregoing, (vi) other than Permitted Indebtedness (as defined in the Series B Preferred Certificate) until March 15, 2009, incur any indebtedness for borrowed money of any kind, (vii) other than Permitted Liens (as defined in the Series B Preferred Certificate) until March 15, 2009, incur any liens of any kind, (viii) repay or repurchase other than more than a de minimis number of shares of Common Stock or securities convertible or exchangeable into Common Stock, other than as permitted by the Series B Preferred Certificate, (ix) pay cash dividends or distributions on any securities of the Company junior to the Series B Preferred Stock or (x) enter into any agreement or understanding to effect the clauses (iii), (vi), (vii), or (viii). Actions notwithstanding the above, the Company may issue

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STAT EMENTS
                    THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' EQUITY

         SERIES B 8% CONVERTIBLE PREFERRED STOCK (Continued)

         any security issued in connection with a Strategic Transaction (as defined in the Series B Preferred Certificate) that ranks as to dividends, redemption or distribution of assets upon a Liquidation pari passu with or junior to the Series B Preferred Stock without the prior affirmative vote of holders of at least 70% of the then outstanding shares of Series B Preferred Stock.

         If the Company does not meet its share delivery requirements with respect to conversion set forth in the Series B Preferred Certificate, the holders of Preferred Stock are entitled to (i) liquidated damages, payable in cash, and (ii) cash equal to the amount by which such holder's total purchase price for the shares of Common Stock exceeds the product of (1) the aggregate number of shares of Common Stock that such holder was entitled to receive from the conversion at issue multiplied by (2) the actual sale price at which the sell order giving rise to such purchase obligation was executed.

         The Company may force conversion of the Series B Preferred Stock in the event it provides written notice to the holders of the Series B
         Preferred Stock that the VWAP for each 20 consecutive trading day period during a Threshold Period (as defined in the Series B Preferred Certificate) of Common Stock exceeded $5.38 (subject to adjustment) and the volume for each trading day during such Threshold Period exceeded 50,000 shares (subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and the like).

         Upon the occurrence of certain Triggering Events (as defined in the Series B Preferred Certificate), the Company is required to redeem each share of Series B Preferred Stock for cash in an amount equal to 130% of the stated value, all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due in respect of the Series B Preferred Stock (the "Triggering Redemption Amount"). Upon certain Triggering Events, the Company is required to redeem each share of Series B Preferred Stock for shares of Common Stock equal to the number of shares of Common Stock equal to the Triggering Redemption Amount divided by 85% of the average of the VWAP for the 10 consecutive trading days immediately prior to the date of the redemption.

         The Company may redeem all of the Series B Preferred Stock outstanding, at any time after March 15, 2008 for a redemption price, payable in cash, for each share of Series B Preferred Stock equal to (i) 150% of the stated value, (ii) accrued but unpaid dividends thereon and (iii) all liquidated damages and other amounts due in respect of the Series B Preferred Stock.

         SERIES C 8% CONVERTIBLE PREFERRED STOCK

         On April 24, 2007, the Company sold 15,000 shares of its Series C 8% Convertible Preferred Stock, par value $0.01 (the "Series C Preferred Stock"), and 1,939,655 warrants for gross proceeds of $15,000,000. The 15,000 shares of Series C Preferred Stock are convertible into 6,465,517 shares of Common Stock. The warrants are exercisable at $3.00 per share and are exercisable through April 27, 2012. The Company paid $1,050,000 in commissions to the placement agent and others in connection with the sale of the Series C Preferred Stock. In addition, the Company granted the placement agent 193,965 warrants exercisable at $3.00 per share which were valued at $129,627. The gross proceeds of the private placement were $15,000,000 before payment of $1,050,000 in commissions to the placement agent and selected dealers. In addition, the Company agreed to reimburse the placement agent for all documented out-of-pocket expenses incurred by the placement agent in connection with the private placement, including reasonable fees and expenses of its counsel, which the Company and placement agent agreed to be limited to $25,000. Based on the relative fair values, the Company has attributed $1,182,101 of the total proceeds to the warrants and has

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STAT EMENTS
                    THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' EQUITY

         SERIES C 8% CONVERTIBLE PREFERRED STOCK (Continued)


         recorded the warrants as additional paid-in capital. The remaining portion of the proceeds of $13,817,899 was used to determine the value of the 6,465,517 shares of the Company Common Stock underlying the Series C Preferred Stock, or $2.1372 per share. Since the value was $0.1628 lower than the fair market value of the Company's Common Stock on April 24, 2007, the $1,052,790 intrinsic value of the conversion option resulted in the recognition of a preferred stock dividend and an increase to additional paid-in capital.

         On April 24, 2007, pursuant to the authority of its Board of Directors, Company filed with the Secretary of State of Delaware the Certificate of Designations, Preferences and Rights of Series C Preferred Stock. The Series C Preferred Stock accrues dividends at the rate of 8% per annum on their purchase price of $1,000 per share (increasing to 15% per annum after April 24, 2009) payable quarterly on January 1, April 1, July 1 and October 1, payable in cash or shares of Common Stock (each valued at 95% of the average of the value weighted average price
         (VWAP) as defined in the Certificate of Designations, Preferences and Rights of the Series C Preferred Stock (the "Series C Preferred Certificate").

         Each share of Series C Preferred Stock is entitled to a preference equal to the per share purchase price ($1,000 subject to adjustment) plus any accrued but unpaid dividends thereon and any other fees or liquidated damages owing thereon upon the liquidation, dissolution or winding-up of the Company, which preference is senior to any other capital stock ranked junior to the Series C Preferred Stock.

         The holders of Series C Preferred Stock will not have any voting rights except as specifically provided in the Series C Preferred Certificate or as required by law. However, as long as any shares of Series C Preferred Stock are outstanding, the Company will not without the prior affirmative vote of holders of at least 70% of the then outstanding shares of the Series C Preferred Stock and the Company's Series B Preferred Stock (the Series B Preferred Stock and together with the Series C Preferred Stock, the "Preferred Stock") collectively, (i) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend the Series C Preferred Certificate; (ii) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation senior to or otherwise pari passu with the Preferred Stock; (iii) amend its certificate of incorporation, bylaws or other charter documents in any manner that adversely affects any rights of the holders of the Preferred Stock; (iv) increase the authorized number of shares of Preferred Stock; (v) other than Permitted Indebtedness (as defined in the Series C Preferred Certificate) until April 24, 2010 incur any indebtedness for borrowed money of any kind; (vi) other than Permitted Liens (as defined in the Preferred Certificate) until April 24, 2010, incur any liens of any kind; (vii) repay or repurchase other than more than a de minimis number of shares of Common Stock or securities convertible or exchangeable into Common Stock, other than as permitted by the Preferred Certificate; (viii) pay cash dividends or distributions on any securities of the Company junior to the Preferred Stock; or (ix) enter into any agreement or understanding with respect to the foregoing. Notwithstanding the above, the Company may issue any security issued in connection with a Strategic Transaction (as defined in the Series C Preferred Certificate) that ranks as to dividends, redemption or distribution of assets upon a Liquidation pari passu with or junior to the Preferred Stock without the prior affirmative vote of holders of at least 70% of the then outstanding shares of Preferred Stock.

         If the Company does not meet its share delivery requirements with respect to conversion set forth in the Series C Preferred Certificate, the holders of Preferred Stock are entitled to (i) liquidated damages, payable in cash, and (ii) cash equal to the amount by which such holder's total purchase price for the shares of Common Stock exceeds the product of (1) the aggregate number of shares of Common Stock that such holder was entitled to receive from the conversion at issue multiplied by (2) the actual sale price at which the sell order giving rise to such purchase obligation was executed.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STAT EMENTS
                    THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' EQUITY

         SERIES C 8% CONVERTIBLE PREFERRED STOCK (Continued)

         The Company may force conversion of the Series C Preferred Stock in the event it provides written notice to the holders of the Series C
         Preferred Stock that the VWAP for each 20 consecutive trading day period during a Threshold Period (as defined in the Series C Preferred Certificate) of Common Stock exceeded $5.38 (subject to adjustment) and the volume for each trading day during such Threshold Period exceeded 50,000 shares (subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and the like).

         Upon the occurrence of certain Triggering Events (as defined in the Series C Preferred Certificate), the Company is required to redeem each share of Series C Preferred Stock for cash in an amount equal to 130% of the stated value, all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due in respect of the Series C Preferred Stock (the "Triggering Redemption Amount"). Upon certain Triggering Events, the Company is required to redeem each share of Series C Preferred Stock for shares of Common Stock equal to the number of shares of Common Stock equal to the Triggering Redemption Amount divided by 85% of the average of the VWAP for the 10 consecutive trading days immediately prior to the date of the redemption.

         The Company may redeem all of the Series C Preferred Stock outstanding, at any time after April 24, 2009 for a redemption price, payable in cash, for each share of Series C Preferred Stock equal to (i) 150% of the stated value, (ii) accrued but unpaid dividends thereon and (iii) all liquidated damages and other amounts due in respect of the Series C Preferred Stock.

         Pursuant to the Series B Certificate, filed with the Secretary of State of the State of Delaware on March 15, 2006, so long as shares of the Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of at least 70% of the then outstanding Series B Preferred Stock, (i) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation pari passu with the Series B Preferred Stock; (ii) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or to alter or amend the Series B Certificate; (iii) alter the Company's certificate of incorporation or other charter documents in any manner that adversely affects the rights of the holders of the Series B Preferred Stock; or (iv) enter into any agreement or understanding with respect to the foregoing. The Company sought and obtained the consent of 70% of the holders of its Series B Preferred Stock (the "Series B Consent"), as a condition to the sale of the Series C Preferred Stock, to modify to the Series B Certificate and to the creation of the Series C Preferred Stock.

         The holders of the Series B Preferred Stock consented to (i) the filing of the Amended Certificate of Designations of Preferences, Rights and Limitations of the Series B Preferred Stock (the "Amended Series B Preferred Certificate") with the Secretary of State of the State of Delaware, which, inter alia, (a) provides for group voting by and among the holders of the Series B Preferred Stock and the holders of the Series C Preferred Stock, and (b) extends the date on which the cumulative dividend rate increases from 8% to 15% from March 16, 2008 to April 24, 2009; and (ii) the authorization, creation, offering and issuance of the Series C Preferred Stock. On April 24, 2007, pursuant to the authority of its Board of Directors, Company filed with the Secretary of State of Delaware the Amended Series B Preferred Certificate.

         In consideration for the Series B Consent, (i) the Company agreed to extend the expiration date of certain warrants issued to each holder of Series B Preferred Stock at the time of the original issuance of the Series B Preferred Stock from March 16, 2011 to March 16, 2012; and
         (ii) each of Midsummer Investment, Ltd. and Bushido Capital Master Fund, LP (each, a "Principal Holder"), as the holders of the largest number of the currently outstanding shares of Series B Preferred Stock, were granted a covenant by the Company pursuant to which, so long as each Principal Holder continues to hold at least 20% of the then outstanding Series B Preferred Stock, the Company will not take any action which requires the consent of at least 70% of the holders of the Preferred Stock, unless each Principal Holder consents to such action.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STAT EMENTS
                    THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' EQUITY (Continued)

         COMMON STOCK

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

         Dividends accrued on Series B Preferred Stock through June 30, 2007 were satisfied by the issuance of 85,252 shares of Common Stock.

         Dividends accrued on Series C Preferred Stock through June 30, 2007, amounting to $223,333, were paid in cash.

         OPTIONS AND WARRANTS

         At June 30, 2007, the Company had outstanding 6,581,500 options with exercise prices ranging from $1.50 to $3.00 per share and 8,734,435 warrants with exercise prices ranging from $1.23 to $4.20 per share; each option and warrant representing the right to purchase one share of Common Stock.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         COLLABORATIVE AGREEMENTS (Continued)

         On June 21, 2005, Elite and IntelliPharmaCeutics Corp. ("IPC"), entered into an agreement for the development and commercialization of a controlled release generic drug for certain anti-infective diseases by the parties. We estimate that the product had an addressable market in the U.S. of approximately $4 billion in 2004. We are to share in the profits, if any, from the sales of the drug. On December 12, 2005, the agreement was amended with respect to the development and commercialization of the controlled release drug product in Canada. Since IPC intended to enter into an agreement with a Canadian company with respect to the development, distribution and sale of the drug product in Canada, the parties agreed to suspend their obligations under the agreement with respect to the development and commercialization of the controlled release drug product in Canada. IPC agreed to pay us a certain percentage of any payments received by IPC with respect to the commercialization of the controlled release drug product by such Canadian company.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

         COLLABORATIVE AGREEMENTS (Continued)

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

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

         ADVISORY AGREEMENT - VS

         The Advisory Agreement obligates VS to provide advisory services to the Company, including but not limited, to assist in the implementation of current and new drug product development projects of the Company and assisting in the Company's recruitment of additional R&D staff members. As an inducement to enter into the agreement, the Company granted VS a non-qualified stock option to purchase up to 1,750,000 shares of Common Stock (the "Option Shares") at a price of $2.13 per share. The option vests in 250,000 share installments, the first immediately, the second on May 6, 2007, the third on December 6, 2007, the fourth upon the Company's acceptance of the Initial Business Plan of Novel, and the other installments vesting on the accomplishment of certain milestones with respect to the

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

         ADVISORY AGREEMENT (Continued)

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

         AMENDMENT OF FINANCIAL ADVISORY AGREEMENT - INDIGO VENTURES, LLC

         On February 13, 2007, the Financial Advisory Agreement (the "Advisory Agreement") between the Company and Indigo Ventures, LLC, of which one of the Company's non-employee Directors is an officer, was amended. Under the Advisory Agreement, the Company paid Indigo $45,000 initially and $15,000 per month during the term through the date of the amendment. Additionally, Indigo acquired a warrant to purchase up to 600,000 shares of Common Stock of the Company at $3.00 per share, of which the warrant had previously vested as to 100,000 shares of Common Stock. Indigo purchased the warrant from the Company for $150,000, payment of which was made by a promissory note. As a result of the amendment of the Advisory Agreement, the warrant was reduced from 600,000 to 300,000 shares, the warrant remains exercisable as to the remaining 300,000 shares of Common Stock (200,000 of which remain subject to vesting), the monthly cash fees payable to Indigo terminated as of February 13, 2007 and the outstanding amount of the promissory note was reduced to $75,000.

         CHIEF SCIENTIFIC OFFICER

         On February 9, 2007, VS, a recently appointed director of the Company, agreed to become the acting Chief Scientific Officer of the Company and, as such, will oversee all scientific activities and employees. On the same date, the Company and Dr. Charan Behl entered into an Amended and Restated Employment Agreement under which Dr. Behl's position was changed from Chief Scientific Officer to Head of Technical Affairs and Dr. Behl reports to the Chief Executive Officer, the Chief Scientific Officer and any additional executive officer designated by the Board. In addition, the definition of "cause" has been amended to include a determination by the Board, in its sole discretion, that the employment of Dr. Behl should terminate, provided that such termination will be effective on the 30th day after the written notice to Dr. Behl of such determination.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

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

         On November 13, 2006, the Company entered into (i) the Second Amended and Restated Employment Agreement with Mr. Berk ("Berk"), its Chief Executive Officer and Chairman of the Board of Directors (the "Berk Agreement"); (ii) an employment agreement with Dr. Behl ("Behl") as Executive Vice President and Chief Scientific Officer; and (iii) an employment agreement with Mr. Chris Dick ("Dick") as Executive Vice President of Corporate Development.

         The employment agreement with Dr. Behl was subsequently amended and restated on February 9, 2007, under which Dr. Behl's position was changed from Chief Scientific Officer to Head of Technical Affairs. Dr. Behl is to report to the Company's Chief Executive Officer, Chief Scientific Officer and any additional executive officer designated by the Board of Directors.

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

         EMPLOYMENT AGREEMENTS (Continued)

         discussed with the executive in good faith and within a reasonable time following the commencement of each fiscal year and may be paid in cash or shares of the Company's Common Stock valued at the average of the closing price per share during the five trading days immediately preceding the date of issuance of the shares.

         Each of Behl's and Dick's agreement provides for the grant under the 2004 Stock Option Plan (the "2004 Plan") to the executive at an exercise price of $2.25 of options to purchase 250,000 shares. The
         Berk, Behl and Dick Agreements each provide for the grant to the executive of options at the foregoing exercise price to purchase up to 300,000 additional shares (the "Opioid Product Options") which are to vest in two 150,000 share tranches upon the closing of an exclusive product license for the United States national market, the entire European Union Market or the Japan market or a product sale transaction of all the Company's ownership rights in the United States (only once for each product) for the Company's first drug developed by the Company for which the United States Food and Drug Administration (the "FDA") approval will be sought under a NDA (including a 505(b)(2) application) for oxycodone, hydrocone, hydromorphone, oxymorphone, or morphine ("Non-Generic Opioid Product") as to the first tranche and as to the Company's second Non-Generic Opioid Drug for the second tranche. The Berk Agreement provides for the amendment of the vesting of options as to 400,000 shares which had been granted on September 2, 2005 to Berk at an exercise price of $2.69 per share ("Berk's Previous Milestone Options") and the Behl and Dick Agreements provides for the grant of options at the exercise price of $2.25 per share for each of Behl and Dick as to 200,000 shares (collectively along with Berk's Previous Milestone Options, the "Milestone Options") with the Milestone Options of each of the three executives to vest (A) as to not more than 125,000 shares and 75,000 shares, respectively, upon the commencement of the first Phase III clinical trial relating to the first and then the second Non-Generic Opioid Drug developed by the Company; (B) 50,000 shares upon the closing of each product license or product sale transaction (on a product by product basis and only once for each product) other than Non-Generic Opioid Drugs for which options were granted above; (C) 10,000 shares upon the filing by the Company (in the Company's name) with the FDA of either an ANDA or an NDA (including an application filed with the FDA under Section 505(b)(2) of the Federal, Food, Drug, and Cosmetic Act, 21U.S.C. Section 301 et seq.) (collectively, a "NDA"), for a product not covered by a previous FDA application; (D) 40,000 shares upon the approval by the FDA of any ANDA or NDA (filed in the Company's name) for a product not previously approved by the FDA; (E) 25,000 shares upon the filing of an application for a U.S. patent by the Company (in the Company's name); and (F) 25,000 shares upon the granting by the U.S. Patent and Trademark Office (the "PTO") of a patent to the Company filed in the Company's name or an approval of an ANDA or NDA; provided, however the foregoing options terminate upon the executive's termination of employment except that options under (D) and (F) nevertheless vest if the filing was made during the initial term but prior to termination of the executive's employment by the Company without cause and the approval was made within 540 days of the filing of the ANDA, NDA or patent application.

         The Company also agreed that in the event that as to Berk all of the options to purchase the full 400,000 Berk's Previous Milestone Options has fully vested during the initial term of the agreement and as to each of Behl and Dick all 200,000 Milestone Options have fully vested during the initial term of his agreement, the Company will grant under the Plan to the executive at the end of the first current fiscal year in which the following event occurs fully vested additional options to purchase the following shares at the fair market value on the date of grant (the "Additional Milestone Options"): (a) to the extent not previously vested with respect to his comparable Milestone Options: (i) up to 125,000 shares upon the commencement of the first Phase III clinical trial relating to the first Non-Generic Opioid Drug

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

         EMPLOYMENT AGREEMENTS (Continued)

         developed by the Company and (ii) up to an additional 125,000 shares as to such trial relating to the second Non-Generic Opiod Drug developed by the Company, (b) 50,000 shares upon the closing of each p product license for the United States national market or product sale transaction of all ownership rights (on a product by product basis and only once for each product); (c) 10,000 shares upon the filing by the Company (in the Company's name) with the FDA of either an ANDA or NDA for a product not covered by a previous FDA application for each drug product of the Company, other than the Non-Generic Opioid Drugs for which any Opioid Option was granted under the Agreement; (d) 40,000 shares upon the approval by the FDA of any ANDA, NDA or 505(b)(2) application filed in the Company's name for a product not previously approved by the FDA; (e) 25,000 shares in the event of the filing of an application of an additional U.S. patent by the Company (filed in the Company's name); and (f) 25,000 shares in the event of the granting by the PTO of the foregoing additional patent applications to the Company (filed in the Company's name).

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

         EMPLOYMENT AGREEMENTS (Continued)

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

         The executives are to be reimbursed for expenses (including business, travel and entertainment) reasonably incurred in the performance of his duties, with Behl's and Dick's agreements providing that reimbursement of expenses in excess of $2,000 per month are subject to the approval of the Company's Chief Executive Officer. Each of the executives is entitled to participate in such employee benefit and welfare plans and programs, which may be offered to senior executives of the Company including life, health and accident insurance, medical plans and programs and profit sharing and retirement plans.

         Each employment agreement is for an initial term ending November 13, 2009, subject to automatic one-year renewals unless terminated by the executive or the Company upon at least 60 days notice prior to the end of the then scheduled expiration date. The Company has the right to terminate Berk's employment in the event of his inability to perform work due to physical or mental illness or injury for

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL
              STATEMENTS THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                  (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

         EMPLOYMENT AGREEMENTS (Continued)

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

         LEASE

         On July 15, 2005, the Company entered into a lease for two years commencing on July 1, 2005 for part of a one-story warehouse to be used for the storage of finished and raw material of pharmaceutical products and equipment. The lease had a renewal option which was exercised to rent the property through July 1, 2008.

NOTE 6 - SUBSEQUENT EVENTS

         On July 2, 2007, a holder of 168 shares of Series B 8% Preferred  Stock
         converted  his  shares  and  accrued   dividends  though  the  date  of
         conversion into 74,700 shares of Common Stock.

         On July 6, 2007, 50,000 warrants issued in 2004 expired.

         On July 8, 2007, a holder of 100 shares of Series B 8% Preferred Stock converted his shares and accrued dividends through the date of conversion into 44,521 shares of Common Stock.

         On July 9, 2007, a holder of 250 shares of Series B 8% Preferred Stock converted his shares and accrued dividends through the date of conversion into 111,325 shares of Common Stock.

         On July 10, 2007, a holder of 232 shares of Series C 8% Preferred Stock converted his shares into 100,000 shares of Common Stock. Accrued cash dividends were paid through date of conversion.

         On July 11, 2007, a holder of 100 shares of Series C 8% Preferred Stock converted his shares into 43,103 shares of Common Stock. Accrued cash dividends were paid through the date of conversion.

         On July 17, 2007, Novel purchased substantially all of the assets of Jayson Pharma, Inc. for $270,000. Jayson Pharma, Inc. is wholly owned by Muthusamy Shanmugam, an employee of Novel.

         On July 17, 2007, the Company sold the remaining 5,000 authorized shares of its Series C Preferred Stock. Each share of Series C Preferred Stock was sold at a price of $1,000 per share and is initially convertible at $2.32 into 431.0345 shares of the Company's Common Stock, or an aggregate of 2,155,172 shares of Common Stock. Each purchaser of Series C Preferred Stock also received a warrant to purchase shares of the Company's Common Stock in an amount equal to 30% of the aggregate number of shares of Common Stock into which the shares of Series C Preferred Stock purchased by such purchaser may be converted. The warrants are exercisable on or before July 17, 2012 and represent the right to purchase an aggregate of 646,554 shares of Common Stock, at an exercise price of $3.00 per share. The lead placement agent for the offering was Oppenheimer & Company, Inc. The gross proceeds of the private placement were $5,000,000 before payment of $350,000 in commissions to the placement agent and its selected dealers and $18,000 in expenses incurred by the placement agent and its selected dealers. Pursuant to the placement agent agreement, the Company issued to the placement agent and its

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)


NOTE 6 - Subsequent Events (Continued)

         designees warrants (the "Placement Warrants") to purchase 64,655 shares of Common Stock. Such Placement Warrants are at an exercise price of $3.00 per share, exercisable on or prior to July 17, 2012. The Company received net proceeds from the sale of the Series C 8% Preferred Stock of $4,631,500. Based on the relative fair values, the Company has attributed $534,407 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital. The remaining portion of the proceeds of $4,465,593 was used to determine the value of the 2,155,172 shares of the Company Common Stock underlying the Series C Preferred Stock, or $2.0720 per share. Since the value was $0.6180 lower than the fair market value of the Company's Common Stock on July 17, 2007, the $1,331,819 intrinsic value of the conversion option resulted in the recognition of a preferred stock dividend and an increase to additional paid-in capital.

         On July 24, 2007, the $3,000,000 bank loan, including all accrued interest, was paid off.

         On July 26, 2007, a holder of 13 shares of Series C 8% Preferred Stock converted his shares into 5,603 shares of Common Stock. Accrued cash dividends were paid through the date of conversion.

         On July 31, 2007, the Board of Directors approved a discretionary cash bonus of $165,070 to Bernard Berk for fiscal year ended March 31, 2007. Such bonus was paid in full by the Company.

         On August 1, 2007, a holder of 100 shares of Series C 8% Preferred Stock converted his shares into 43,103 shares of Common Stock. Accrued cash dividends were paid through the date of conversion.

         On August 8, 2007, Bernard Berk paid the Company $79,995.47 for expense reimbursements originally requested by Mr. Berk for which documentation was not received by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIODS ENDED JUNE 30, 2007 COMPARED TO
             THE THREE MONTH PERIODS ENDED JUNE 30, 2006 (UNAUDITED)

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the "10-K") and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

STRATEGY

         We are focusing our efforts on the following areas: (i) development of our pain management products, (ii) manufacturing of Lodrane 24(R) and Lodrane 24D(R) products; (ii) the development of the other products in our pipeline; and
(iii) commercial exploitation of our products either by license and the collection of royalties, or through the manufacture of our formulations, and
(iv) development of new products and the expansion of our licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations, including Novel.

         We are focusing on the development of various types of drug products, including branded drug products (which require new drug applications ("NDA") under Section 505(b)(1) or 505(b)(2) of the Drug Price Competition and Patent Term Restoration Act of 1984 as well as generic drug products (which require abbreviated new drug applications ("ANDA")).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgment, including those related to bad debts, intangible assets, income taxes, workers' compensation, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF CONSOLIDATED OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

         Our revenues for the three months ended June 30, 2007 were $388,275, an increase of $235,248 or approximately 154%, over revenues for the comparable period of the prior year, and consisted of $336,515 in manufacturing fees and $51,760 in royalty fees. Revenues for the three months ended June 30, 2006, consisted of $131,900 in manufacturing fees and $21,127 in royalty fees. The increase in manufacturing fees and royalties was primarily due to the launch of our second product, Lodrane 24D(R).

         Research and development costs for the three months ended June 30, 2007, were $2,098,755, an increase of $782,347 or approximately 59.4% from $1,316,408 of such costs for the comparable period of the prior year, primarily the result of increased wages, raw materials, laboratory and manufacturing supplies. Elite now has 41 employees, an increase of 58% from 26 employees one year ago. The increase in employees is primarily for the scale up work for the pain products and includes manufacturing, analytical and quality assurance people. Elite has also increased its spending on raw materials which are also primarily for scale up of the pain products. Research and development costs associated with Novel's activities also contributed to the increase. We expect our research and development costs to continue to increase in future periods primarily due to clinical costs for Phase III and other clinical trials for ELI-216 and ELI-154.

         General and administrative expenses (G&A) for the three months ended June 30, 2007, were $899,390, an increase of $342,477, or approximately 62.6% from $546,913 of G&A for the comparable period of the prior year. The increase was attributable to increases in salaries and fringe benefits as a result of increases in staff and costs associated with our Novel activities.

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

         Depreciation and amortization increased by $88,663 from $119,535 for the comparable period of the prior year to $208,198. The increase was due to the acquisition of new machinery and equipment by Novel and the upgrading of the corporate and warehouse facilities.

         Other income (expenses) for the three months ended June 30, 2007 were $(879,822), an increase of $609,697, or approximately 225%, from $(270,125) for the comparable period of the prior year due to an increase of $624,263 in charges related to the issuances of stock options and warrants and increases in interest expense of $8,908 due to the borrowing of bank debt. These increases were somewhat offset by additional interest income of $23,474, due to higher compensating balances as a result of the private placement of our Series C 8% Convertible Preferred Stock.

         As a result of the foregoing, our net loss for the three months ended June 30, 2007 was $3,982,216 compared to $2,100,954 for the three months ended June 30, 2006.

MATERIAL CHANGES IN FINANCIAL CONDITION

         Our working capital (total current assets less total current liabilities), increased to $11,219,231 as of June 30, 2007 from $1,019,631 as of March 31, 2007, primarily due to net proceeds received as a result of our private placement of Series C 8% Convertible Preferred Stock, offset by the net loss of $2,849,755 from operations, exclusive of non-cash charges of $1,132,461.

         We experienced negative cash flows from operations of $(3,660,179) for the three months ended June 30, 2007, primarily due to our net loss from operations of $3,982,216, an increase in prepaid expenses of $330,610 and reductions of $476,621 in accounts payable, accrued expenses and other liabilities, offset by non-cash charges of $1,142,461, which included $924,263 in connection with the issuance of stock options and warrants, and $208,198 in depreciation and amortization expenses.

         On November 15, 2004 and on December 18, 2006, Elite's partner, ECR, launched Lodrane 24(R) and Lodrane 24D(R), respectively. Under its agreement with ECR, Elite is currently manufacturing commercial batches of Lodrane 24(R) and Lodrane 24D(R) in exchange for manufacturing margins and royalties on product revenues . Manufacturing revenues and royalty income earned for the three months ended June 30, 2007 was $336,515 and $51,760, respectively. We expect future cash flows from manufacturing fees and royalties to provide additional cash to help fund our operations.

         On March 30, 2005, Elite entered into a three party agreement with Tish Technologies, Inc. and Harris Pharmaceuticals, Inc. ("Harris") for the
co-development and license of a controlled release generic product. Upon its development and the securing of the required Food and Drug Adminisatration ("FDA") approval by the formulation development company, Elite is to manufacture the product and Harris is to sell and distribute the product. In addition to the transfer price for manufacturing the product, Elite is to share the profits, if any, realized upon sales. The innovator's reference product for this generic was originally a capsule. The innovator has now received approval for an alternative dose form (a tablet rather than capsule) and has discontinued the original dose form. While a reference product remains for the capsule, the market opportunity has changed and this affects how we might commercialize the capsule dosage form. On June 19, 2006, we received written notice from Harris of Harris's intent to terminate the agreement in accordance with Section 9.3 of the agreement. As the date hereof, Elite has received $29,700 for this development work.

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

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended June 30, 2007, we recorded positive cash flow and financed our operations through utilization of our existing cash and cash raised through our private placement of Series C 8% Preferred Stock. Our working capital at June 30, 2007 was $11.2 million compared with working capital of $6.9 million at June 30, 2006. Cash and cash equivalents at June 30, 2007 were $14.4 million, an increase of $7.7 million from the $6.7 million at June 30, 2006.

         We spent approximately $536,519 on improvements and machinery and equipment during the three months ended June 30, 2007.

         On April 24, 2007, we sold in a private placement through Oppenheimer & Company, Inc., the placement agent (the "placement agent"), 15,000 shares of our Series C 8% Preferred Stock, at a price of $1,000 per share, each share convertible (at $2.32 per share) into 431.0345 shares of Common Stock, or an aggregate of 6,465,504 shares of Common Stock. The investors also acquired warrants to purchase shares of Common Stock, exercisable on or prior to April 24, 2012. The warrants represent the right to purchase an aggregate of 1,939,641 shares of Common Stock at an exercise price of $3.00 per share. The gross proceeds of the sale were $15,000,000 before payment of $1,050,000 in commissions to the Placement Agent and selected dealers. We also paid certain legal fees and expenses of counsel to the Placement Agent. We issued to the Placement Agent and its designees five year warrants to purchase 193,965 shares of Common Stock with similar terms to the warrants issued to the Investors with an exercise price of $3.00 per share. The approximate $13,900,000 of net proceeds will contribute materially to our efforts to advance our portfolio of pain products through the clinic as well as accelerate the development of our other controlled release products which utilize our proprietary oral drug delivery systems and abuse resistant technology.

         From time to time we will consider potential strategic transactions including acquisitions, strategic alliances, joint ventures and licensing arrangements with other pharmaceutical companies. We retained an investment banking firm to assist with our efforts. There can be no assurance that any such transaction will be available or consummated in the future.

         As of June 30, 2007, our principal source of liquidity was approximately $14,441,000 of cash and cash equivalents. In July 2007 we sold the remaining 5,000 authorized shares of Series C 8% Preferred Stock, together with warrants to purchase shares of our Common Stock, which resulted in net proceeds of approximately $4,600,000. After the closing of the sale of the additional Series C 8% Preferred Stock our principal source of liquidity was approximately $18,541,000 of cash and cash equivalents. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from the potential sale of New Jersey tax losses. There can be no assurance that the sale of tax losses or by the exercise of outstanding warrants or options will generate or provide sufficient cash.

         The Company had outstanding, as of June 30, 2007, bonds in the aggregate principal amount of $3,980,000, consisting of $3,540,000 of 6.5% tax exempt Bonds with an outside maturity of September 1, 2030 and $440,000 of 9.0% Bonds with an outside maturity of September 1, 2012. The bonds are secured by a first lien on the Company's facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the redemption of previously issued tax exempt bonds issued by the Authority in September 1999 and to refinance equipment financing, as well as provide approximately $1,000,000 of capital for the purchase of additional equipment for the manufacture and development at the Company's facility of pharmaceutical products and the maintenance of a $415,500 debt service reserve. All of the restricted cash, other than the debt service was expended within the year ended March 31, 2007. Pursuant to the terms of the related bond indenture agreement, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of June 30, 2007, the Company was in compliance with the bond covenants.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company had no investments in marketable securities as of June 30, 2007 or assets and liabilities which are denominated in a currency other than U.S. dollars or involve commodity price risks.


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

         There was no change in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Stockholders at the Company's Annual Meeting of Stockholders held on June 26, 2007 took the following actions:

         1. Elected its four Directors.

                                    No. of Votes For       No. of Votes Against
         Bernard Berk               16,410,451             851,436
         Barry Dash                 17,099,533             162,354
         Robert Levensen            17,099,533             162,354
         Veerappan Subramanian      17,071,661             190,226
         Melvin Van Woert           17,099,533             162,354

         2. Approved the proposal to ratify the Company's Series C Financing, which involved the sale of the Company's Series C Preferred Stock and common stock purchase warrants pursuant to a Securities Purchase Agreement, dated as of April 24, 2007 by a vote of 3,467,954 for, 237,152 shares against and 15,712 shares abstaining.

         3. Approved the engagement of Miller, Ellin & Company LLP as the Company's independent auditors for the year ended March 31, 2007 by a vote of 16,421,486 shares for, 67,383 shares against and 7,208 shares abstaining.


ITEM 6.  EXHIBITS

         The exhibits listed in the accompanying below are filed as part of this report.

Exhibit
Number    Description
--------------------------------------------------------------------------------
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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



                                    ELITE PHARMACEUTICALS, INC.


Date:    August 10, 2007            By: /s/ Bernard Berk
                                    --------------------------------------------
                                    Bernard Berk
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:    August 10, 2007            By:  /s/ Mark I. Gittelman
                                    --------------------------------------------
                                    Mark I. Gittelman
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)