Form 10-Q
period 2007-09-30
ELITE PHARMACEUTICALS INC /DE/
filed 2007-11-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period ended to

Commission File Number: 001-15697

ELITE PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3542636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Ludlow Avenue, Northvale, New Jersey	07647
(Address of principal executive offices)	(Zip Code)

(201) 750-2646
(Registrant’s telephone number, including area code)

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

Yes [x]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                          Accelerated filer [  ]                               Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [x]

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

Indicate the number of shares outstanding of the common stock, $.01 par value, as of November 14, 2007:
     22,227,784 (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and
	March 31, 2007 (audited)	2 - 3

	Consolidated Statements of Operations for the three and six months
	ended September 30, 2007 and September 30, 2006 (unaudited)	4

	Consolidated Statement of Changes in Stockholders’ Equity
	for the six months ended September 30, 2007 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months
	ended September 30, 2007 and September 30, 2006 (unaudited)	6

	Notes to Consolidated Financial Statements	7 - 20

Item 2.	Management’s Discussion And Analysis of Financial
	Condition And Results Of Operations	21- 26

Item 3.	Quantitative And Qualitative Disclosures
	About Market Risk	26

Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Securities and Use of Proceeds	27
Item 6.	Exhibits	27

SIGNATURES		28

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$10,989,453	$2,045,390
Accounts receivable	---	215,837
Prepaid expenses and other current assets	1,459,610	1,149,185

Total current assets	12,449,063	3,410,412

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization	6,341,858	5,454,026

INTANGIBLE ASSETS - net of accumulated amortization	39,029	42,809

OTHER ASSETS:
Accrued interest receivable	3,761	949
Deposit on equipment	---	32,880
Security deposit	13,488	6,980
Restricted cash – debt service for EDA Bonds	424,665	414,999
EDA Bond offering costs, net of accumulated amortization
of $28,270 and $21,178, respectively	326,182	333,274

Total other assets	768,096	789,082

Total assets	$19,598,046	$9,696,329

The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)

CURRENT LIABILITIES:
Current portion of EDA Bonds	200,000	185,000
Accounts payable, accrued expenses and other current liabilities	1,893,795	2,205,781
Total current liabilities	2,093,795	2,390,781

LONG TERM LIABILITIES:
EDA bonds – net of current portion	3,595,000	3,795,000

Total long-term liabilities	3,595,000	3,795,000

Total liabilities	5,688,795	6,185,781

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock -- $.01 par value;
Authorized 4,483,442 shares (originally 5,000,000 shares of
which 516,558 shares of Series A Convertible Preferred Stock were retired) and 0 shares outstanding as of September 30,
2007 and March 31, 2007	---	---
Authorized 10,000 Series B Convertible Preferred Stock -
issued and outstanding – 8,910 and 9,695 shares, respectively	89	97
Authorized 20,000 Series C Convertible Preferred Stock
issued and outstanding – 19,505 and 0 shares, respectively	195	---
Common Stock - $.01 par value;
Authorized – 65,000,000 shares
Issued and outstanding – 21,953,186 shares and 20,799,102
shares respectively	219,532	207,991
Subscription receivable	(75,000)	(75,000)
Additional paid-in capital	89,915,272	66,495,618
Accumulated deficit	(75,843,996)	(62,811,317)
	14,216,092	3,817,389
Treasury stock, at cost (100,000 shares)	(306,841)	(306,841)
Total stockholders’ equity	13,909,251	3,510,548

Total liabilities and stockholders’ equity	$19,598,046	$9,696,329

The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Manufacturing Fees	$218,358	$135,559	$554,873	$267,459
Royalties	56,163	23,517	107,923	44,644

Total Revenues	274,521	159,076	662,796	312,103
Costs of Revenues	239,031	---	530,237	---
Gross Profit	35,490	159,076	132,559	312,103

COST OF OPERATIONS:
Research and development	4,050,507	1,308,882	6,149,262	2,625,290
General and administrative	805,449	542,805	1,694,839	1,089,718
Depreciation and amortization	304,865	119,535	513,063	239,070
	5,160,821	1,971,222	8,357,164	3,954,078

LOSS FROM OPERATIONS	(5,125,331)	(1,812,146)	(8,224,605)	(3,641,975)

OTHER INCOME (EXPENSES):
Interest income	174,761	86,759	298,741	187,265
Interest expense	(82,615)	(69,550)	(162,154)	(140,181)
Non-cash compensation through issuance
of stock options and warrants	(652,230)	(289,312)	(1,576,493)	(589,312)
	(560,084)	(272,103)	(1,439,906)	(542,228)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,685,415)	(2,084,249)	(9,664,511)	(4,184,203)

Provision For Income Taxes	---	---	3,120	(1,000)

NET LOSS	(5,685,415)	$(2,084,249)	(9,667,631)	$(4,185,203)

Preferred Stock Dividends	(563,984)	(199,017)	(980,439)	(399,073)

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS	$(6,249,399)	$(2,283,266)	$(10,648,070)	$(4,584,276)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(.29)	$(.12)	$(.50)	$(.24)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	21,432,256	19,437,516	21,171,704	19,339,501

The accompanying notes are an integral part of the consolidated financial statements.

     ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series B		Series C					Additional
	Preferred Stock		Preferred Stock		Common Stock		Subscription	Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Shares	Amount	Deficit	Equity
BALANCE AT MARCH 31, 2007 (AUDITED)	9,695	97	---	---	20,799,102	207,991	(75,000)	66,495,618	(100,000)	(306,841)	(62,811,317)	3,510,548
Proceeds from Preferred Series C Offering	---	---	20,000	200	---	---	---	19,999,800	---	---	---	20,000,000
Conversion of Preferred to Common	(785)	(8)	(495)	(5)	563,394	5,634	---	(5,621)	---	---	---	---
Exercise of Stock Options and Warrants	---	---	---	---	280,424	2,804	---	371,701	---	---	---	374,505
Non-cash compensation through issuance
of stock options and warrants	---	---	---	---	---	---	---	1,576,493	---	---	---	1,576,493
Beneficial Conversion	---	---	---	---	---	---	---	2,384,609	---	---	(2,384,609)	---
Costs associated with Raising Capital	---	---	---	---	---	---	---	(1,576,055)	---	---	---	(1,576,055)
Net loss for the six months ended September 30,
2007	---	---	---	---	---	---	---	---	---	---	(9,667,631)	(9,667,631)

Dividends	---	---	---	---	310,266	3,103	---	668,727	---	---	(980,439)	(308,609)

BALANCE AT SEPTEMBER 30, 2007	8,910	89	19,505	195	(21,953,186)	219,532	(75,000)	89,915,272	(100,000)	(306,841)	(75,843,996)	13,909,251

The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,667,631)	$(4,185,203)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	513,063	239,070
Non-cash compensation satisfied by issuance of common stock, options and warrants	1,576,493	589,312
Changes in assets and liabilities:
Accounts and interest receivable	213,025	(135,559)
Prepaid expenses and other current assets	(310,425)	(178,240)
Security deposit	(6,508)	---
Accounts payable, accrued expenses and other current liabilities	(311,986)	(372,760)
NET CASH USED IN OPERATING ACTIVITIES	(7,993,969)	(4,043,380)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,390,023)	(194,392)
Deposit for manufacturing equipment	32,880	---
Deposits to restricted cash	(9,666)	---
Release of restricted cash	---	428,895
Increase in intangible assets due to patent costs	---	(5,470)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,366,809)	229,033

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(308,609)	(34,141)
Proceeds from issuance of Series C 8% Convertible Stock and warrants	20,000,000	---
Principal repayments NJEDA bonds	(185,000)	(175,000)
Proceeds from exercise of stock options	61,500	---
Proceeds from exercise of stock warrants	313,005	---
Costs associated with raising capital	(1,576,055)	---
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18,304,841	(209,141)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,944,063	(4,023,488)
CASH AND CASH EQUIVALENTS – beginning of period	2,045,390	8,919,354
CASH AND CASH EQUIVALENTS – end of period	$10,989,453	$4,895,866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	163,281	141,243
Cash paid for income taxes	3,120	1,000

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Beneficial Conversion Dividend	2,384,609	---
Preferred stock dividends of $668,727 and $398,265 paid by issuance of 310,266 and
189,181 shares of common stock in 2007 and 2006, respectively.	---	---
Conversion of 785 and 305 shares of Series B Preferred into 170,874 and 136,873 shares
of common stock in 2007 and 2006, respectively.	---	---
Conversion of 495 shares of Series C Preferred into 213,361 shares of common stock	---	---
Cashless exercise of 100,633 warrants into 36,174 shares of common stock	---	---

The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 1 -	BASIS OF PRESENTATION

The information in this Form 10-Q Report includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the “Company”) including its wholly-owned subsidiaries, Elite Laboratories, Inc. (“Elite Labs”) and Elite Research, Inc. (“ERI”) and its variable interest entity, Novel Laboratories Inc. (“Novel”), for the six months ended September 30, 2007 and September 30, 2006. Novel purchased substantially all of the assets of Jayson Pharma, Inc. for $270,000 in July 2007. Jayson Pharma, Inc. was wholly owned by Muthusamy Shawmugam, an employee of Novel. As of September 30, 2007, the financial statements of all wholly owned entities and its variable interest entity are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted for interim financial statement presentation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

The financial results for the interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007. There have been no changes in significant accounting policies since March 31, 2007.

The Company does not anticipate being profitable for fiscal year 2008; therefore a current provision for income tax was not established for the six months ended September 30, 2007. Only the minimum corporation tax liability required for state purposes is reflected.

NOTE 2 -	NJEDA REFINANCING

On August 31, 2005, the Company successfully completed a refinancing through the issuance of the tax-exempt bonds (the “Bonds”) by the New Jersey Economic Development Authority (the “Authority”). The refinancing involved the borrowing of $4,155,000 evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other former equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products.

Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a $415,500 Debt Service Reserve Fund consisting of $366,000 from the Series A Bonds proceeds and $49,500 from the Series B Note proceeds. $1,274,311 of the proceeds had been deposited in a short-term restricted cash account to fund the future purchase of manufacturing equipment and development of the Company’s facility. As of September 30, 2007, all of these funds have been expended to fund the above.

NOTE 3 -	BANK LOAN PAYABLE

On June 7, 2007, the Company borrowed $3,000,000 at prime minus ½%, from a commercial bank to be used for working capital. Collateral was an assignment of a cash collateral account, in the amount of $3,000,000. The loan was repaid on July 24, 2007. Interest expense was $28,417.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STAT EMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 4 -	STOCKHOLDERS’ EQUITY

Series B 8% Convertible Preferred Stock

On March 15, 2006, the Company sold in private placement 10,000 shares of Series B 8% Convertible Preferred Stock (the “Series B Preferred Stock”), for gross proceeds of $10,000,000. The Series B Preferred Stock is convertible at $2.25 per share, into 4,444,444 shares of common stock, par value $0.01 per share (the “Common Stock”). In connection with the issuance of the Series B Preferred Stock, the Company also issued two classes of warrants which are exercisable for a period of five years and represent the right to purchase an aggregate of 1,111,111 shares of Common Stock at an exercise price of $2.75 per share and the second class of warrants are exercisable for a period of five years and represent the right to purchase an aggregate of 1,111,111 shares of Common Stock at an exercise price of $3.25 per share. Based on the relative fair values, the Company has attributed $2,033,029 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital. The remaining portion of the proceeds of $7,966,971 was used to determine the value of the 4,444,444 shares of the Company Common Stock underlying the Series B Preferred Stock, or $1.7925 per share. Since the value was $0.4774 lower than the fair market value of the Company’s Common Stock on March 15, 2006, the $2,121,917 intrinsic value of the conversion option resulted in the recognition of a preferred stock dividend and an increase to additional paid-in capital.

Series C 8% Convertible Preferred Stock

On April 24, 2007, the Company sold 15,000 shares of its Series C 8% Convertible Preferred Stock, par value $0.01 (the “Series C Preferred Stock”), and 1,939,655 warrants for gross proceeds of $15,000,000. The 15,000 shares of Series C Preferred Stock are convertible into 6,465,517 shares of Common Stock. The warrants are exercisable at $3.00 per share and are exercisable through April 27, 2012. The Company paid $1,050,000 in commissions to the placement agent and others in connection with the sale of the Series C Preferred Stock. In addition, the Company granted the placement agent 193,965 warrants exercisable at $3.00 per share which were valued at $129,627. The gross proceeds of the private placement were $15,000,000 before payment of $1,050,000 in commissions to the placement agent and selected dealers. In addition, the Company agreed to reimburse the placement agent for all documented out-of-pocket expenses incurred by the placement agent in connection with the private placement, including reasonable fees and expenses of its counsel, which the Company and placement agent agreed to be limited to $25,000. Based on the relative fair values, the Company has attributed $1,182,101 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital. The remaining portion of the proceeds of $13,817,899 was used to determine the value of the 6,465,517 shares of the Company Common Stock underlying the Series C Preferred Stock, or $2.1372 per share. Since the value was $0.1628 lower than the fair market value of the Company’s Common Stock on April 24, 2007, the $1,052,790 intrinsic value of the conversion option resulted in the recognition of a preferred stock dividend and an increase to additional paid-in capital.

On July 17, 2007, the Company sold the remaining 5,000 authorized shares of its Series C Preferred Stock. Each share of Series C Preferred Stock was sold at a price of $1,000 per share and is initially convertible at $2.32 into 431.0345 shares of the Company’s Common Stock, or an aggregate of 2,155,172 shares of Common Stock. Each purchaser of Series C Preferred Stock also received a warrant to purchase shares of the Company’s Common Stock in an amount equal to 30% of the aggregate number of shares of Common Stock into which the shares of Series C Preferred Stock purchased by such purchaser may be converted. The warrants are exercisable on or before July 17, 2012 and represent the right to purchase an aggregate of 646,554 shares of Common Stock, at an exercise price of $3.00 per share. The lead placement agent for the offering was Oppenheimer & Company, Inc. The gross proceeds of the private placement were $5,000,000 before payment of $350,000 in commissions to the placement agent and its selected dealers and $18,000 in expenses incurred by the placement agent and its selected dealers. Pursuant to the placement agent agreement, the Company issued to the placement agent and its

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STAT EMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 4 -	STOCKHOLDERS’ EQUITY

Series C 8% Convertible Preferred Stock (Continued)

designees warrants (the “Placement Warrants”) to purchase 64,655 shares of Common Stock. Such Placement Warrants are at an exercise price of $3.00 per share, exercisable on or prior to July 17, 2012. The Company received net proceeds from the sale of the Series C 8% Preferred Stock of $4,631,500. Based on the relative fair values, the Company has attributed $534,407 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital. The remaining portion of the proceeds of $4,465,593 was used to determine the value of the 2,155,172 shares of the Company Common Stock underlying the Series C Preferred Stock, or $2.0720 per share. Since the value was $0.6180 lower than the fair market value of the Company’s Common Stock on July 17, 2007, the $1,331,819 intrinsic value of the conversion option resulted in the recognition of a preferred stock dividend and an increase to additional paid-in capital.

Pursuant to the Series B Certificate of Designations of Preferences, Rights and Limitation of the Series B Preferred Stock (the “Series B Certificate”), filed with the Secretary of State of the State of Delaware on March 15, 2006, so long as shares of the Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of at least 70% of the then outstanding Series B Preferred Stock, (i) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation pari passu with the Series B Preferred Stock; (ii) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or to alter or amend the Series B Certificate; (iii) alter the Company’s certificate of incorporation or other charter documents in any manner that adversely affects the rights of the holders of the Series B Preferred Stock; or (iv) enter into any agreement or understanding with respect to the foregoing. The Company sought and obtained the consent of 70% of the holders of its Series B Preferred Stock (the “Series B Consent”), as a condition to the sale of the Series C Preferred Stock, to modify to the Series B Certificate and to the creation of the Series C Preferred Stock.

The holders of the Series B Preferred Stock consented to (i) the filing of the Amended Certificate of Designations of Preferences, Rights and Limitations of the Series B Preferred Stock (the “Amended Series B Preferred Certificate”) with the Secretary of State of the State of Delaware, which, inter alia, (a) provides for group voting by and among the holders of the Series B Preferred Stock and the holders of the Series C Preferred Stock, and (b) extends the date on which the cumulative dividend rate increases from 8% to 15% from March 16, 2008 to April 24, 2009; and (ii) the authorization, creation, offering and issuance of the Series C Preferred Stock. On April 24, 2007, pursuant to the authority of its Board of Directors, Company filed with the Secretary of State of Delaware the Amended Series B Preferred Certificate.

In consideration for the Series B Consent, (i) the Company agreed to extend the expiration date of certain warrants issued to each holder of Series B Preferred Stock at the time of the original issuance of the Series B Preferred Stock from March 16, 2011 to March 16, 2012; and (ii) each of Midsummer Investment, Ltd. and Bushido Capital Master Fund, LP (each, a “Principal Holder”), as the holders of the largest number of the currently outstanding shares of Series B Preferred Stock, were granted a covenant by the Company pursuant to which, so long as each Principal Holder continues to hold at least 20% of the then outstanding Series B Preferred Stock, the Company will not take any action which requires the consent of at least 70% of the holders of the Preferred Stock, unless each Principal Holder consents to such action.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STAT EMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 4 -	STOCKHOLDERS’ EQUITY

Common Stock

During the six month period ended September 30, 2007, holders of 785 shares of Series B 8% Preferred Stock converted their shares and accrued dividends through the date of conversion into 350,033 shares of Common Stock.

During the six month period ended September 30, 2007, holders of 495 shares of Series C 8% Preferred Stock converted their shares into 213,361 shares of Common Stock. Accrued cash dividends were paid through date of conversion.

During the six month period ended September 30, 2007, holders of 203,250 warrants exercised their warrants into 203,250 shares of Common Stock by contributing $313,005 in cash.

During the six month period ended September 30, 2007, there were cashless exercises of 100,633 warrants issued in our October 2004 Private Placement, which resulted in the issuance of 36,174 shares of Common Stock.

On July 6, 2007, 50,000 warrants issued in 2004 expired.

On April 20, $61,500 was received from the exercise of stock options previously granted to purchase 41,000 shares of Common Stock at $1.50 per share.

Dividends accrued on Series B Preferred Stock through September 30, 2007 were satisfied by the issuance of 170,874 shares of Common Stock.

Dividends accrued on Series C Preferred Stock through September 30, 2007, amounting to $603,213, were satisfied by the issuance of 139,392 shares of Common Stock and payment of $306,667 in cash.

NOTE 5 -	COMMITMENTS AND CONTINGENCIES

Options and Warrants

At September 30, 2007, the Company had outstanding 5,951,500 options with exercise prices ranging from $1.50 to $3.00 per share and 9,216,736 warrants with exercise prices ranging from $1.23 to $3.74 per share; each option and warrant representing the right to purchase one share of Common Stock.

Collaborative Agreements

On March 30, 2005, the Company entered into a three party agreement with Tish Technologies, Inc. and Harris Pharmaceuticals, Inc. (“Harris”) for the co-development and license of a controlled release generic product. Upon its development and the securing of the required FDA approval by the formulation development company, the Company is to manufacture the product and Harris is to sell and distribute the product. In addition to the transfer price for manufacturing the product, the Company is to share the profits, if any, realized upon sales. The innovator’s reference product for this generic was originally a capsule. The innovator has now received approval for an alternative dose form (a tablet rather than capsule) and has discontinued the original dose form. While a reference product remains for the capsule, the market opportunity has changes and this affects how we might commercialize the capsule dosage form. On June 19, 2006, the Company received written notice from Harris of Harris’ intent to terminate the agreement in accordance with Section 9.3 of the agreement. As the date hereof, the Company has received $29,700 for this development work.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 5 -	COMMITMENTS AND CONTINGENCIES

Collaborative Agreements (Continued)

On June 21, 2005, Elite and IntelliPharmaCeutics Corp. (“IPC”), entered into an agreement for the development and commercialization of a controlled release generic drug for certain anti-infective diseases by the parties. We estimate that the product had an addressable market in the U.S. of approximately $4 billion in 2004. We are to share in the profits, if any, from the sales of the drug. On December 12, 2005, the agreement was amended with respect to the development and commercialization of the controlled release drug product in Canada. Since IPC intended to enter into an agreement with a Canadian company with respect to the development, distribution and sale of the drug product in Canada, the parties agreed to suspend their obligations under the agreement with respect to the development and commercialization of the controlled release drug product in Canada. IPC agreed to pay us a certain percentage of any payments received by IPC with respect to the commercialization of the controlled release drug product by such Canadian company.

On June 22, 2005, Elite and PLIVA, Inc. (“PLIVA”) entered into a Product Development and License Agreement providing for the development and license of a controlled released generic anti-infective drug formulated by us. We are to manufacture and PLIVA will market and sell the product. Under the agreement, the partner is to make milestone payments to us and the development costs are to be paid both by PLIVA and us, and the profits are to be shared equally. On June 28, 2007, Elite and PLIVA terminated the Product Development and License Agreement, effective January 31, 2007, and entered into a termination agreement according to which it was agreed that Elite owns all intellectual property rights relating to the controlled released generic product under development and PLIVA paid Elite $100,000 in discharge of outstanding payments under the Product Development and License Agreement.

On January 10, 2006, Elite entered into a Product Development and Commercialization Agreement with Orit Laboratories LLC (“ORIT”) providing that we and Orit will co-develop and commercialize an extended release drug product for treatment of anxiety, and upon completion of development, the possible licensing of the product for manufacture and sale. The parties intend to develop all dose strengths of the product. We are to share in the profits, if any from the sales of the drug. The term of the agreement is for the longer of (i) 15 years from the date the product is first commercially sold to a third party, or (ii) the life of the applicable patent(s), if any. The agreement is automatically renewable for 3-year periods unless terminated by either party by providing the other party with twelve (12) months written notice prior to any renewal period.

On November 10, 2006, the Company entered into a product collaboration agreement with The PharmaNetwork, LLC for the development of the generic equivalent of a synthetic narcotic analgesic drug product. TPN is to perform development services and prepare and file an ANDA in the name of TPN with the FDA. The Company is to provide development support including the purchase of active pharmaceutical ingredients and materials and supplies to manufacture the batch, provide adequate facilities to TPN for use in its development work and following ANDA approval, The Company will manufacture the drug product developed. The Company is to pay TPN for the development services rendered upon the attainment of certain milestones. The out-of-pocket costs are to be shared by TPN and the Company, with TPN’s obligation to be payable from its royalty compensation. Formulation development work is currently underway.

In January 2006, the FDA accepted our IND for ELI-154, its once-a-day oxycodone painkiller. Under the new drug application, we will begin our development program with an early stage study to evaluate ELI-154’s sustained release formation. Currently there is no once-daily oxycodone available;

The aforementioned agreements are in their infancy stages.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 5 -	COMMITMENTS AND CONTINGENCIES

Collaborative Agreements (Continued)

The Company is a party to two separate and distinct development and license agreements with ECR Pharmaceuticals (“ECR”). Pursuant to the agreements, the Company agreed to commercially develop two products, Lodrane 24(R) and Lodrane 24D(R) in exchange for development fees, certain payments, royalties and manufacturing rights. The products are currently being marketed by ECR, which also has the responsibility for regulatory matters. In addition to receiving revenues for manufacture of these products, the Company also receives a royalty on in-market sales.

Consulting Agreements

On July 27, 2007, the Company entered into a consulting agreement with Willstar Consultants, Inc. (“Willstar”) for advice pertaining to overall strategic planning, business opportunities, acquisition policy investment and banking relationships and stockholder matters. The term of the agreement is for 120 days at a fee of $50,000. In addition Willstar received 90,000 non-qualified stock options, which vest over a three year period from the time of grant. These options are exercisable at $2.50 per option. Expenses incurred under this agreement amounted to $25,000 for the six months ended September 30, 2007.

On September 4, 2007, the Company entered into a consulting agreement with Bridge Ventures, Inc. (“BVI”), and Saggi Capital, Inc. (“SCI”) relating to the introduction of potential contacts and investors, the attraction of investment capital and providing investor relations services and to generate investor interest in the Company. The term of the agreement is for a period of 180 days for a fee of $10,000 per month. In addition, each of BVI and SCI received five-year warrants to purchase 75,000 shares of common stock at $3.25 exercise price. Expenses incurred under this agreement amounted to $20,000 for the six months ended September 30, 2007.

Alliance Agreement

On December 6, 2006, the Company entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with Dr. Veerappan S. Subramanian (“VS”) and VGS Pharma, LLC, a Delaware limited liability company (“VGS”), under which (i) VS was appointed to the Company’s Board of Directors, (ii) VGS made a $2,000,000 equity investment in the Company, (iii) VS was engaged to serve as strategic advisor on the research, development and commercialization of the Company’s existing pipeline, (iv) the Company and VGS formed Novel Laboratories Inc., a Delaware corporation (“Novel”), as a separate specialty pharmaceutical company for the research, development, manufacturing, licensing and acquisition of specialty generic pharmaceuticals, and (v) the Company contributed $2,000,000 to Novel and agreed to make additional contributions.

Pursuant to the Alliance Agreement, Novel entered into an employment agreement with VS and the Company entered into (i) an Advisory Agreement with VS, (ii) a Registration Rights Agreement with VGS and VS, and (iii) a Stockholders Agreement with VS, VGS and Novel.

The specialty pharmaceutical product initiative of the strategic alliance between the Company and VS is to be conducted by Novel of which the Company acquired 49% and VGS acquired 51% of its Class A Voting Common Stock for $9,800 and $10,200 respectively. Pursuant to the Alliance Agreement, VGS acquired for $2,000,000: (i) 957,396 shares of Company’s Common Stock (the “Acquired Company Shares”) valued at approximately $2.089 per share (the average closing price of the Common Stock during the ten trading days on the American Stock Exchange immediately preceding December 6, 2006) and (ii) a five year Warrant to purchase 478,698 additional shares (the “Warrant Shares”), for cash, at a price of $3.00 per share.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 5 -	COMMITMENTS AND CONTINGENCIES (Continued)

Alliance Agreement (Continued)

The Company initially contributed $2,000,000 to Novel and made additional contributions of $5,000,000 through September 30, 2007. The remaining contributions to be made by the Company shall be funded in the amounts and upon the occurrence of the following milestones (i) $10,000,000 upon the submission to the FDA of three ANDAs related to three different prospective products developed by Novel and (ii) $10,000,000 upon the submission to the FDA of three ANDAs related to at least three additional different prospective products developed by Novel; provided that the aggregate contributions to be made by the Company shall not exceed (i) $15,000,000 prior to November 1, 2007 or (ii) $25,000,000 prior to May 1, 2008. The remaining contributions of the Company are not monetary obligations but rather conditions that must be met in order for the Company to maintain its equity interest in Novel.

In the event that (i) the Company defers for more than 90 days the payment of a contribution installment due to Novel’s failure to achieve a Performance Milestone, (ii) the Company fails to make a requisite contribution following Novel’s achieving a Performance Milestone or (iii) Novel requires additional financing beyond amounts provided in the Business Plan or the additional contributions the Company has agreed to provide, Novel may seek such financing through a subscription offering to its Class A Stockholders and, to the extent not fully subscribed, from third parties.

The Company agreed to use its best efforts to elect VS a member of its Board of Directors as long as the Company and its “permitted transferees” own at least 40% of Novel’s outstanding capital stock and VS is Chairman of the Board and Chief Executive Officer of Novel.

Pursuant to an employment agreement, Novel has agreed to employ VS to perform his duties three full business days a week as its Chief Executive Officer at a salary of $220,000 per annum, with bonuses and options to purchase Novel’s Common Stock to be granted at the discretion of Novel’s Board of Directors.

VS’s employment may be terminated for “Cause” or by VS for “Good Reason”, with both such terms defined in the VS employment agreement. Either party may terminate the employment upon 30-business days prior written notice to the other.

The stockholders agreement provides that as long as each owns at least 10% of the shares of Class A Voting Common Stock of Novel, each shall designate one of the two Directors to constitute the Novel Board of Directors, with the VGS designee to be VS, unless otherwise approved by the Company. It prohibits the taking of certain actions without approval of the two designees, including, but not limited to, amendments of charter, by-laws and other governance agreements, spin-offs or public offerings of equity securities, a liquidation or dissolution, dividends, authorization or issuance of additional securities or options, bankruptcy, a material change of the business or a Business Plan, approval of a Business Plan and the yearly operating budget, creation of a security interest, capital expenditures in excess of 110% of the amount provided in the Business Plan, investments in excess of the amounts approved in the Business Plan, an increase or decrease of the Board; and any investments by VS in any “Competitive Company” or its affiliate.

It further provides that determination of “Cause” or the “Disability” of VS under his employment agreement shall be made solely in the reasonable discretion of the Company designee.

Except for certain enumerated permitted transfers, the stockholders agreement provides that no transfer of Novel stock may be made without the consent of the other stockholders.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

In the event of VS’s resignation from Novel for other than Good Reason, his termination by Novel for Cause, or his death or disability as defined in the Employment Agreement, the Company has the right to acquire from VGS up to 75% of the shares of Class A Common Stock of Novel originally acquired by it at the original purchase price; such percentage to be reduced to 50% and 25% upon the first and second anniversary of the agreement and no reduction on the third anniversary, with a pro rata portion of such reduction to be effected upon the death or disability of VS during the applicable period. Each of the Company and VGS has a right to acquire from the other at the then fair value, its shares of Novel upon the bankruptcy, dissolution or liquidation, a change of control of the other or, if as a result of such purchases at the original purchase price, the percentage of Novel owned by such party is less than 10%.

The agreement subjects VS to a confidentiality covenant, a non-competition covenant terminating one year following the end of the term and a non-solicitation covenant terminating two years following the end of the term, provided his termination by Novel was not without “Cause” or by VS was with “Good Reason”.

Advisory Agreement - VS

The Advisory Agreement obligates VS to provide advisory services to the Company, including but not limited, to assist in the implementation of current and new drug product development projects of the Company and assisting in the Company’s recruitment of additional R&D staff members. As an inducement to enter into the agreement, the Company granted VS a non-qualified stock option to purchase up to 1,750,000 shares of Common Stock (the “Option Shares”) at a price of $2.13 per share. The option vests in 250,000 share installments, the first immediately, the second on May 6, 2007, the third on December 6, 2007, the fourth upon the Company’s acceptance of the Initial Business Plan of Novel, and the other installments vesting on the accomplishment of certain milestones with respect to the first or second drug product developed by the Company (excluding drug products of Novel) on or after February 4, 2007, under the advisory services provided to the Company. The option terminates on December 6, 2016, or 90 days following a termination of his advisory services to the Company or his employment by Novel other than a termination without Cause or by VS for Good Reason or 48 months after the termination of his advisory services under the Advisory Agreement or his employment under the employment agreement as a result of: (i) a termination by the Company of the Advisory Agreement or by Novel of the employment agreement without Cause or by VS without Good Reason or (ii) the post-December 6, 2007, termination of the term of the Advisory Agreement or of the Novel employment agreement.

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
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 5 -	COMMITMENTS AND CONTINGENCIES (Continued)

Advisory Agreement (Continued)

The Company has granted certain rights to have the Acquired Company Shares, the Option Shares and Warrant Shares registered for reoffering under the Securities Act of 1933, as amended (the “Act”), including the provision of one Registration Statement upon the demand of holders of 75% of the Acquired Company Shares, Warrant Shares and Option Shares and the rights to have registered as part of a registration statement related to an offering of Common Stock by the Company or other security holders. The Company is to bear all reasonable expenses other than underwriting discounts and commissions in connection with the registration and qualification under applicable state securities law.

Amendment of Financial Advisory Agreement - Indigo Ventures, LLC

On February 13, 2007, the Financial Advisory Agreement (the “Advisory Agreement”) between the Company and Indigo Ventures, LLC, of which one of the Company’s non-employee Directors is an officer, was amended. Under the Advisory Agreement, the Company paid Indigo $45,000 initially and $15,000 per month during the term through the date of the amendment. Additionally, Indigo acquired a warrant to purchase up to 600,000 shares of Common Stock of the Company at $3.00 per share, of which the warrant had previously vested as to 100,000 shares of Common Stock. Indigo purchased the warrant from the Company for $150,000, payment of which was made by a promissory note. As a result of the amendment of the Advisory Agreement, the warrant was reduced from 600,000 to 300,000 shares, the warrant remains exercisable as to the remaining 300,000 shares of Common Stock (200,000 of which remain subject to vesting), the monthly cash fees payable to Indigo terminated as of February 13, 2007 and the outstanding amount of the promissory note was reduced to $75,000.

Employment Agreements

On September 2, 2005, the Company entered into an amended and restated employment agreement with Bernard J. Berk, providing for Mr. Berk to continue to serve as the Company’s Chief Executive Officer through August 31, 2009. The Employment Agreement also provides for an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors. Pursuant to the agreement:

  Mr. Berk waived his rights to 75,000 of 300,000 options granted to him on July 23, 2003. The Company determined that the remaining 225,000 options are fully vested.

  Mr. Berk’s salary was increased to $330,140, effective May 1, 2005.

  Mr. Berk was granted under the Company’s 2004 Stock Option Plan, ten-year options to purchase 600,000 shares of Common Stock at $2.69, the fair market value of Common Stock as of the time of grant.

  Mr. Berk will be entitled to receive severance in accordance with the employment agreement if he is terminated without cause or because of his death or permanent disability or if he terminates his employment for good reason or as a result of a “change of control” (as defined in the employment agreement).

On November 13, 2006, the Company entered into (i) the Second Amended and Restated Employment Agreement with Mr. Berk (“Berk”), its Chief Executive Officer and Chairman of the Board of Directors (the “Berk Agreement”); (ii) an employment agreement with Dr. Behl (“Behl”) as Executive Vice President and Chief Scientific Officer; and (iii) an employment agreement with Mr. Chris Dick (“Dick”) as Executive Vice President of Corporate Development.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 5 -	COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)

The employment agreement with Dr. Behl was subsequently amended and restated on February 9, 2007, under which Dr. Behl’s position was changed from Chief Scientific Officer to Head of Technical Affairs. Dr. Behl is to report to the Company’s Chief Executive Officer, Chief Scientific Officer and any additional executive officer designated by the Board of Directors.

The Berk Agreement provides for a base annual salary of $330,140 (his current salary) which may at the discretion of the Board of Directors be increased in light of factors including the existing financial condition of the Company and his success in implementing the Company’s business plan and achieving its strategic alternatives. He is to continue to receive an automobile allowance of $800 per month. The Behl and Dick Agreements provide for an initial base annual salary of $250,000 and $200,000, respectively, a guaranteed bonus of $25,000 payable on January 1, 2007 and within 30 calendar days of the end of each fiscal year during the term and a $700 per month automobile allowance.

Each of the three agreements provides for payment of a discretionary bonus following the end of each fiscal year of up to 50% of the executive’s then annual base salary. The amount, if any, of the discretionary bonus will be determined by the Compensation Committee as to Berk and by the Board of Directors or a Compensation Committee as to Behl and Dick. Berk’s bonus is to be based on any commercialization of products, merger or acquisition, business combination or collaborations, growth in revenues and earnings, additional financings or other strategic business transaction that inure to the benefit of the Company’s stockholders. The bonus, if any, may be paid in cash or shares of Common Stock, valued at the closing price of the Common Stock on the immediately preceding trading day. The discretionary bonus which may be paid to Behl or Dick is to be based on the achievement of goals discussed with the executive in good faith and within a reasonable time following the commencement of each fiscal year and may be paid in cash or shares of the Company’s Common Stock valued at the average of the closing price per share during the five trading days immediately preceding the date of issuance of the shares.

On July 31, 2007, the Board of Directors approved a discretionary cash bonus of $165,070 to Bernard Berk for fiscal year ended March 31, 2007. Such bonus was paid in full by the Company.

On August 8, 2007, Bernard Berk paid the Company $79,995 for expense reimbursements originally requested by Mr. Berk for which documentation was not received by the Company.

Each of Behl’s and Dick’s agreement provides for the grant under the 2004 Stock Option Plan (the “2004 Plan”) to the executive at an exercise price of $2.25 of options to purchase 250,000 shares. The Berk, Behl and Dick Agreements each provide for the grant to the executive of options at the foregoing exercise price to purchase up to 300,000 additional shares (the “Opioid Product Options”) which are to vest in two 150,000 share tranches upon the closing of an exclusive product license for the United States national market, the entire European Union Market or the Japan market or a product sale transaction of all the Company’s ownership rights in the United States (only once for each product) for the Company’s first drug developed by the Company for which the United States Food and Drug Administration (the “FDA”) approval will be sought under a NDA (including a 505(b)(2) application) for oxycodone, hydrocone, hydromorphone, oxymorphone, or morphine (“Non-Generic Opioid Product”) as to the first tranche and as to the Company’s second Non-Generic Opioid Drug for the second tranche. The Berk Agreement provides for the amendment of the vesting of options as to 400,000 shares which had been granted on September 2, 2005 to Berk at an exercise price of $2.69 per share (“Berk’s Previous Milestone Options”) and the Behl and Dick Agreements provides for the grant of options at the exercise price of $2.25 per share for each of Behl and Dick as to 200,000 shares (collectively along with Berk’s Previous Milestone Options, the “Milestone Options”) with the Milestone

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 5 -	COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)

Options of each of the three executives to vest (A) as to not more than 125,000 shares and 75,000 shares, respectively, upon the commencement of the first Phase III clinical trial relating to the first and then the second Non-Generic Opioid Drug developed by the Company; (B) 50,000 shares upon the closing of each product license or product sale transaction (on a product by product basis and only once for each product) other than Non-Generic Opioid Drugs for which options were granted above; (C) 10,000 shares upon the filing by the Company (in the Company’s name) with the FDA of either an ANDA or an NDA (including an application filed with the FDA under Section 505(b)(2) of the Federal, Food, Drug, and Cosmetic Act, 21U.S.C. Section 301 et seq.) (collectively, a “NDA”), for a product not covered by a previous FDA application; (D) 40,000 shares upon the approval by the FDA of any ANDA or NDA (filed in the Company’s name) for a product not previously approved by the FDA; (E) 25,000 shares upon the filing of an application for a U.S. patent by the Company (in the Company’s name); and (F) 25,000 shares upon the granting by the U.S. Patent and Trademark Office (the “PTO”) of a patent to the Company filed in the Company’s name or an approval of an ANDA or NDA; provided, however the foregoing options terminate upon the executive’s termination of employment except that options under (D) and (F) nevertheless vest if the filing was made during the initial term but prior to termination of the executive’s employment by the Company without cause and the approval was made within 540 days of the filing of the ANDA, NDA or patent application.

The Company also agreed that in the event that as to Berk all of the options to purchase the full 400,000 Berk’s Previous Milestone Options has fully vested during the initial term of the agreement and as to each of Behl and Dick all 200,000 Milestone Options have fully vested during the initial term of his agreement, the Company will grant under the Plan to the executive at the end of the first current fiscal year in which the following event occurs fully vested additional options to purchase the following shares at the fair market value on the date of grant (the “Additional Milestone Options”): (a) to the extent not previously vested with respect to his comparable Milestone Options: (i) up to 125,000 shares upon the commencement of the first Phase III clinical trial relating to the first Non-Generic Opioid Drug developed by the Company and (ii) up to an additional 125,000 shares as to such trial relating to the second Non-Generic Opiod Drug developed by the Company, (b) 50,000 shares upon the closing of each product license for the United States national market or product sale transaction of all ownership rights (on a product by product basis and only once for each product); (c) 10,000 shares upon the filing by the Company (in the Company’s name) with the FDA of either an ANDA or NDA for a product not covered by a previous FDA application for each drug product of the Company, other than the Non-Generic Opioid Drugs for which any Opioid Option was granted under the Agreement; (d) 40,000 shares upon the approval by the FDA of any ANDA, NDA or 505(b)(2) application filed in the Company’s name for a product not previously approved by the FDA; (e) 25,000 shares in the event of the filing of an application of an additional U.S. patent by the Company (filed in the Company’s name); and (f) 25,000 shares in the event of the granting by the PTO of the foregoing additional patent applications to the Company (filed in the Company’s name).

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
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 5 -	COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)

Each employment agreement allows the Company at its discretion to grant to the executive additional options under the 2004 Plan and provides each executive the right to register at the Company’s expense for reoffering shares issued upon exercise of the options under the Securities Act of 1933, as amended, in certain registration statements filed by the Company with respect to offerings of securities by the Company.

Berk’s Agreement, as did his Amended and Restated Employment Agreement, provides that if the Company terminates his employment due to his permanent disability, without cause or he terminates his employment for good reason, Berk shall be entitled to the following severance: (i) any earned but unpaid base salary plus any unpaid reimbursable expenses as of the effective date of termination of his employment, (ii) the then-current base salary and reimbursement of the cost to replace the life and disability insurance coverages afforded to Berk under the Company’s benefit plans with substantially similar coverages, following the effective date of termination of his employment, for a period equal to the greater of (x) the remainder of the then-current term, or (y) two years following the effective date of termination and (iii) payment by the Company of premiums for health insurance for the period during which Berk is entitled to continued health insurance coverage as specified in the Comprehensive Omnibus Budget Reconciliation Act. In the event that the Company terminates Berk’s employment because of his permanent disability, Berk is to be entitled to the severance specified above, less any amounts actually received by him under any disability insurance coverage provided for and paid by the Company. In the event that the Company terminates Berk’s employment for cause or Berk terminates his employment with the Company without good reason, Berk shall be entitled to any earned but unpaid base salary plus any unpaid reimbursable expenses as of the effective date of termination of his employment.

Berk’s Agreement, as did his prior agreement, provides that in the event of a change of control in lieu of any severance that may otherwise be payable to him if Berk elects to terminate his employment for any reason within 90 days thereof, or the Company elects to terminate his employment within 180 days thereof, other than for cause, he is to be entitled to the following: (i) any earned but unpaid base salary plus any unpaid reimbursable expenses as of the effective date of termination of his employment, (ii) $1,000,000, (iii) the then-current base salary for a period of 12 months following the effective date of termination, (iv) reimbursement of the cost, for a period equal to 12 months following the effective date of termination, of replacing the life and disability insurance coverage afforded to Berk under the Company’s benefit plans with substantially similar coverage and (v) payment by the Company of premiums for health insurance for the period during which Berk is entitled to continued health insurance coverage as specified in the Comprehensive Omnibus Budget Reconciliation Act.

Each of Behl’s and Dick’s Agreements provide that in the event the Company terminates his employment for “Cause” as defined in the agreement or the executive terminates employment without good reason, he is to receive salary through date of termination, reimbursement for expenses incurred prior to termination, all unvested options will terminate as of the date of termination and vested options will be governed by the terms of the 2004 Plan and the related option agreement. In the event of a termination due to death, disability or by the Company without cause or by Behl or Dick for good reason, the Company is to pay him or his estate subject to his compliance with certain covenants, including non-competition, non-solicitation, confidentiality and assignment of intellectual property, his base salary for the longer of the balance of the initial term or one year from date of termination, continue health insurance coverage for 12 months from termination and his vested options are to be exercisable for 90 days from date of termination. Dr. Behl’s amended agreement provides that the definition of “cause” has been amended to include a determination by the Board of Directors, in its sole discretion, that the employment of Dr. Behl should terminate, provided that such termination will be effective on the 30th day after the written notice to Dr. Behl of such determination. In the event the employment of Behl

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 5 -	COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)

or Dick is terminated by the Company following a “Change of Control” of the Company, he will be entitled to the amounts payable as a result of termination by the Company without cause plus a lump sum payment of $500,000 and all unvested options shall immediately vest and along with unexercised vested options be exercisable within 90 days from the date of termination. “Change of control” is defined in each of their agreements as the acquisition of the Company pursuant to a merger or consolidation which results in the reduction to less than 50% of the shares outstanding upon consummation of the holders of its outstanding shares immediately prior thereto or sale of substantially all the assets or capital stock of the Company to another person, or the acquisition by a person or a related group in a single transaction or a series of related transaction of more than 50% of the combined voting power of the Company’s outstanding voting securities.

Berk’s Agreement contains his non-solicitation covenant for a period of one year from termination. Each of Behl and Dick has agreed to a one-year following termination non-competition covenant and a two year following termination non-solicitation covenant.

The executives are to be reimbursed for expenses (including business, travel and entertainment) reasonably incurred in the performance of his duties, with Behl’s and Dick’s agreements providing that reimbursement of expenses in excess of $2,000 per month are subject to the approval of the Company’s Chief Executive Officer. Each of the executives is entitled to participate in such employee benefit and welfare plans and programs, which may be offered to senior executives of the Company including life, health and accident insurance, medical plans and programs and profit sharing and retirement plans.

Each employment agreement is for an initial term ending November 13, 2009, subject to automatic one-year renewals unless terminated by the executive or the Company upon at least 60 days notice prior to the end of the then scheduled expiration date. The Company has the right to terminate Berk’s employment in the event of his inability to perform work due to physical or mental illness or injury for nine full calendar months during any eight consecutive calendar months. It has the right to terminate Behl’s or Dick’s employment due to disability as defined in a long-term disability insurance policy reasonably satisfactory to him or, in the absence of such policy, due to his inability for 120 days in any 12 month period to substantially perform his duties as a result of a physical or mental illness.

Leases

On July 15, 2005, the Company entered into a lease for two years commencing on July 1, 2005 for part of a one-story warehouse to be used for the storage of finished and raw material of pharmaceutical products and equipment. The lease had a renewal option, which was exercised to rent the property through July 1, 2008 at a rental of $3,071 per month.

On June 21, 2007, the Company entered into an additional lease for two years commencing on August 1, 2007 for additional storage space. Monthly rental expense is $2,709 payable in advance plus prorated common area maintenance costs. The lease has a 3 year renewal option.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 6 -	SUBSEQUENT EVENTS

On October 4, 2007, a holder of 117 shares of Series B 8% Preferred Stock converted his shares and accrued dividends through the date of conversion into 52,037 shares of Common Stock.

On October 8, 2007, a holder of 50 shares of Series C 8% Preferred Stock converted his shares and accrued dividends through the date of conversion into 21,589 shares of Common Stock.

On October 9, 2007, a holder of 234 shares of Series B 8% Preferred Stock converted his shares and accrued dividends through the date of conversion into 104,219 shares of Common Stock.

On October 15, 2007, a holder of 149 shares of Series B 8% Preferred Stock converted his shares and accrued dividends through the date of conversion into 66,454 shares of Common Stock.

On November 2, 2007, a holder of 50 shares of Series C 8% Preferred Stock converted his shares and accrued dividends through the date of conversion into 21,708 shares of Common Stock.

On November 2, 2007, a holder of 108 shares of Series C 8% Preferred Stock converted his shares and accrued dividends through the date of conversion into 46,888 shares of Common Stock.

On November 6, 2007, a holder of 142 shares of Series C 8% Preferred Stock converted his shares and accrued dividends through the date of conversion into 61,703 shares of Common Stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2007 COMPARED TO
THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “10-K”) and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

      The Company has included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

      Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for drug delivery products, changes in domestic and foreign economic, market and regulatory conditions, the results of development agreements with pharmaceutical companies, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in other filings by the Company with the SEC including its Annual Report on Form 10-K. Such factors may also cause substantial volatility in the market price of the Company’s Common Stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

      We have two products, Lodrane 24(R) and Lodrane 24D(R), currently being sold commercially, and a pipeline of seven drug candidates under development in the therapeutic areas that include pain management, allergy and infection. Of the products under development, ELI-216, an abuse deterrent oxycodone product, and ELI-154, a once daily oxycodone product, are in clinical trials and we have completed pilot studies on two of our generic product candidates. The addressable market for the pipeline of products exceeds $6 billion. Our facility in Northvale, New Jersey also is a Good Manufacturing Practice (“GMP”) and DEA registered facility for research, development and manufacturing.

     At the end of 2006, we entered into a joint venture with VGS Pharma, LLC and created Novel Laboratories, Inc. (“Novel”), a privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals. Novel’s business strategy is to focus on its core strength in identifying and timely executing niche business opportunities in the generic pharmaceutical area.

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

     We are focusing on the development of various types of drug products, including branded drug products (which require new drug applications (“NDA”) under Section 505(b)(1) or 505(b)(2) of the Drug Price Competition and Patent Term Restoration Act of 1984 as well as generic drug products (which require abbreviated new drug applications (“ANDA”)).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management’s discussion addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgment, including those related to bad debts, intangible assets, income taxes, workers compensation, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Our most critical accounting policies include the recognition of revenue upon completion of certain phases of projects under research and development contracts. We also assess a need for an allowance to reduce our deferred tax assets to the amount that we believe are more likely than not to be realized. We assess the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess our exposure to current commitments and contingencies. It should be noted that actual results might differ from these estimates under different assumptions or conditions.

Results of Consolidated Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

      Our revenues for the three months ended September 30, 2007 were $274,521, an increase of $115,445 or approximately 72.6%, over revenues for the comparable period of the prior year, and consisted of $218,358 in manufacturing fees and $56,163 in royalty fees. Revenues for the three months ended September 30, 2006, consisted of $135,559 in manufacturing fees and $23,517 in royalty fees. The increase in manufacturing fees and royalties was primarily due to the launch of our second product, Lodrane 24D (R).

      Research and development costs for the three months ended September 30, 2007, were $4,050,507, an increase of $2,741,625 or approximately 209.5% from $1,308,882 of such costs for the comparable period of the prior year, primarily the result of the costs associated with Novel Labs which was created in December 2006. Research and development costs associated with Novel’s activities, amounting to $1,261,177 and representing 31.1% of the total research and development costs, also contributed 96.4% to the increase. Elite has also increased its spending on raw materials which are primarily for scale up of the pain products. We expect our research and development costs to continue to increase in future periods primarily due to costs associated with Novel Labs, clinical costs for Phase III and other clinical trials for ELI-216 and ELI-154.

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

     General and administrative expenses (“G&A”) for the three months ended September 30, 2007, were $805,449, an increase of $262,644, or approximately 48.4% from $542,805 of general and administrative expenses for the comparable period of the prior year. The increase was primarily attributable to increase in salaries and fringe benefits as a result of increases in staff and costs associated with our Novel activities. For the three months ended September 30, 2007, G&A costs of Novel were $188,203 or 23.4% of the total G&A expenses, which represented 71.7% of the increase.

     Depreciation and amortization increased by $185,330 from $119,535 for the comparable period of the prior year to $304,865. The increase was due to the acquisition of new machinery and equipment by Novel and the upgrading of Elite’s corporate and warehouse facilities.

     Other expenses for the three months ended September 30, 2007 were $560,084, an increase of $287,981, or approximately 105.8% from $272,103 for the comparable period of the prior year due to an increase of $362,918 in charges related to the issuances of stock options and warrants and increases in interest expense of 13,065 due to the borrowing of bank debt. These increases were somewhat offset by additional interest income of $88,002, due to higher compensating balances as a result of the private placements of our Series C 8% Convertible Preferred Stock.

     As a result of the foregoing, our net loss for the three months ended September 30, 2007 was $5,685,415 compared to $2,084,249 for the three months ended September 30, 2006.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006

     Our revenues for the six months ended September 30, 2007 were $662,796, an increase of $350,693 or approximately 112.4%, over revenues for the comparable period of the prior year, and consisted of $554,873 in manufacturing fees and $107,923 in royalty fees. Revenues for the six months ended September 30, 2006, consisted of $267,459 in manufacturing fees and $44,644 in royalty fees. The increase in manufacturing fees and royalties was primarily due to the launch of our second product, Lodrane 24D(R).

     Research and development costs for the six months ended September 30, 2007, were $6,149,262, an increase of $3,523,972 or approximately 134.2% from $2,625,290 of such costs for the comparable period of the prior year, primarily due to the costs associated with Novel Labs. Research and development costs associated with Novel’s activities amounting to $2,315,472 and representing 37.7% of the total research and development costs contributed 88.2% to the increase. Elite has also increased spending on raw materials which are also primarily for scale up of the pain products. We expect our research and development costs to continue to increase in future periods primarily due to the costs for Novel Labs, clinical costs for Phase III and other clinical trials for ELI-216 and ELI-154.

     General and administrative expenses (“G&A”) for the six months ended September 30, 2007, were $1,694,839, an increase of $605,121, or approximately 55.5% from $1,089,718 of G&A for the comparable period of the prior year. The increase was attributable to increases in salaries and fringe benefits as a result of increases in staff and costs associated with our Novel activities. For the six months ended September 30, 2007, G&A costs of Novel were $521,024 or 30.7% of the total G&A expenses, which represented 86.1% of the increase.

     Depreciation and amortization increased by $273,993 from $239,070 for the comparable period of the prior year to $513,063. The increase was due to the acquisition of new machinery and equipment by Novel and the upgrading of Elite’s corporate and warehouse facilities.

     Other expenses for the six months ended September 30, 2007 were $1,439,906, an increase of $897,678, or approximately 165.5%, from $542,228 for the comparable period of the prior year due to an increase of $987,181 in charges related to the issuances of stock options and warrants and increases in interest expense of $21,973 due to the borrowing of bank debt. These increases were somewhat offset by additional interest income of $111,476, due to higher compensating balances as a result of the private placements of our Series C 8% Convertible Preferred Stock.

     As a result of the foregoing, our net loss for the six months ended September 30, 2007 was $9,667,631compared to $4,185,203 for the six months ended September 30, 2006.

Material Changes in Financial Condition

     Our working capital (total current assets less total current liabilities), increased to $10,355,268 as of September 30, 2007 from $1,019,631 as of March 31, 2007, primarily due to net proceeds received as a result of our private placement of Series C 8% Convertible Preferred Stock, offset by the net loss of $7,578,075 from operations, exclusive of non-cash charges of $2,089,556.

     We experienced negative cash flows from operations of $7,993,969 for the six months ended September 30, 2007, primarily due to our net loss from operations of $9,667,631, an increase in prepaid expenses and security deposits of $316,933 and reductions of $311,986 in accounts payable, accrued expenses and other liabilities, offset by reductions in accounts receivable of $213,025 and by non-cash charges of $2,089,556, which included $1,576,493 in connection with the issuance of stock options and warrants, and $513,063 in depreciation and amortization expenses.

     On November 15, 2004 and on December 18, 2006, Elite’s partner, ECR, launched Lodrane 24(R) and Lodrane 24D(R), respectively. Under its agreement with ECR, Elite is currently manufacturing commercial batches of Lodrane 24(R) and Lodrane 24D(R) in exchange for manufacturing margins and royalties on product revenues. Manufacturing revenues and royalty income earned for the six months ended September 30, 2007 was $554,873 and $107,923, respectively. We expect future cash flows from manufacturing fees and royalties to provide additional cash to help fund our operations.

      On March 30, 2005, Elite entered into a three party agreement with Tish Technologies, Inc. and Harris Pharmaceuticals, Inc. (“Harris”) for the co-development and license of a controlled release generic product. Upon its development and the securing of the required Food and Drug Administration (“FDA”) approval by the formulation development company, Elite is to manufacture the product and Harris is to sell and distribute the product. In addition to the transfer price for manufacturing the product, Elite is to share the profits, if any, realized upon sales. The innovator’s reference product for this generic was originally a capsule. The innovator has now received approval for an alternative dose form (a tablet rather than capsule) and has discontinued the original dose form. While a reference product remains for the capsule, the market opportunity has changed and this affects how we might commercialize the capsule dosage form. On June 19, 2006, we received written notice from Harris of Harris’ intent to terminate the agreement in accordance with Section 9.3 of the agreement. As the date hereof, Elite has received $29,700 for this development work.

      On June 21, 2005, Elite entered into a product development and commercialization agreement with IntelliPharmaCeutics Corp. (“IPC”), a privately held, specialty pharmaceutical Canadian company that develops generic controlled release drug products. It is affiliated with IntelliPharmaCeutics, Ltd. The agreement provides for the co-development and commercialization of a controlled released generic product. IntelliPharmaCeutics has taken a formulation for the product into a pilot bioequivalence biostudy. Upon commercialization, Elite is to share the profits, if any, realized upon sales. A successful pivotal biostudy and an approved ANDA filing is required to commercialize this product. On December 12, 2005, Elite and IPC amended their obligations to suspend their obligations under the IPC Agreement with respect to the development and commercialization of the controlled release drug product in Canada. IPC, in turn, entered into an agreement with ratiopharm, inc., a Canadian company, for the development and commercialization for the product in Canada and will pay Elite a certain percentage of any payments received by IPC with respect to the commercial sale of this product by ratiopharm, inc. in Canada.

      On June 22, 2005, Elite entered into a Product Development and License Agreement with PLIVA, Inc. (“PLIVA”), now a subsidiary of Barr Pharmaceuticals Inc., providing, for the development and license of a controlled released generic product. Under the agreement, PLIVA is to make upfront and milestone payments in the aggregate of $550,000 to Elite. Elite is to manufacture and PLIVA is to market and sell the product. The development costs will be paid by PLIVA and Elite and the profits will be shared equally. As of the date hereof, Elite has not received any of the payments from PLIVA. Elite has developed a formulation that matches the branded product and has tested it in a pilot study. A successful pivotal biostudy and an approved ANDA filing is required to commercialize this product. On June 28, 2007, Elite and Pliva terminated the Product Development and License Agreement and entered into a termination agreement according to which it was agreed that Elite owns all intellectual property rights relating to the controlled released generic product under development and Pliva paid Elite $100,000 in discharge of outstanding payments under the Product Development and License Agreement.

      On January 10, 2006, Elite entered into an agreement with Orit Laboratories LLC (“Orit”), an affiliate of Tish Technologies LLC, providing that Elite and Orit will co-develop and commercialize an extended release drug product for treatment of anxiety, and, upon completion of development, may license it for manufacture and sale. The parties intend to develop all dose strengths of the product. Orit has been providing formulation and analytical resources for the development work. Elite’s facility has been used for manufacture of development batches. Elite is to share in the profits, if any from the sales of the drug. A formulation has been developed that matches the innovator’s product using IN VITRO testing and next steps will be scale up and pilot testing.

      On November 10, 2006, Elite entered into a product collaboration agreement with The PharmaNetwork, LLC (“TPN”) for the development of the generic product equivalent of a synthetic narcotic analgesic drug product. TPN is to perform development services and prepare and file an ANDA in the name of TPN with the FDA. Elite is to provide development support, including the purchase of active pharmaceutical ingredients and materials and supplies to manufacture the batch, provide adequate facilities to TPN for use in its development work and following ANDA approval, Elite will manufacture the drug product developed. Elite is to pay TPN for the development services rendered upon the attainment of certain milestones. The out-of-pocket costs are to be shared by TPN and Elite, with TPN’s obligation to be payable from the royalty compensation. Formulation development work is currently underway.

     In January 2006, the FDA accepted our IND for ELI-154, its once-a-day oxycodone painkiller. Under the new drug application, we will begin our development program with an early stage study to evaluate ELI-154’s sustained release formation. Currently there is no once-daily oxycodone available; we estimate that the U.S. market for sustained release, twice-daily oxycodone was about $1.6 billion as of September, 2006.

     No assurance can be given that we will consummate any of the transactions discussed above or that any material revenues will be generated for us therefrom.

LIQUIDITY AND CAPITAL RESOURCES

      For the six months ended September 30, 2007, we recorded positive cash flow and financed our operations through utilization of our existing cash and cash raised through our private placement of Series C 8% Preferred Stock. Our working capital at September 30, 2007 was $10.4 million compared with working capital of $4.9 million at September 30, 2006. Cash and cash equivalents at September 30, 2007 were $11.0 million, an increase of $6.1 million from the $4.9 million at September 30, 2006.

     We spent approximately $1,390,000 on improvements and machinery and equipment during the six months ended September 30, 2007.

     On April 24, 2007, we sold in a private placement through Oppenheimer & Company, Inc., the placement agent (the “placement agent”), 15,000 shares of our Series C 8% Preferred Stock, at a price of $1,000 per share, each share convertible (at $2.32 per share) into 431.0345 shares of Common Stock, or an aggregate of 6,465,517 shares of Common Stock. The investors also acquired warrants to purchase shares of Common Stock, exercisable on or prior to April 24, 2012. The warrants represent the right to purchase an aggregate of 1,939,655 shares of Common Stock at an exercise price of $3.00 per share. The gross proceeds of the sale were $15,000,000 before payment of $1,050,000 in commissions to the Placement Agent and selected dealers. We also paid certain legal fees and expenses of counsel to the Placement Agent. We issued to the Placement Agent and its designees five year warrants to purchase 193,965 shares of Common Stock with similar terms to the warrants issued to the Investors with an exercise price of $3.00 per share.

     On July 17, 2007 we sold, in a private placement, the remaining 5,000 authorized shares of its Series C 8% Preferred Stock at a price of $1,000 per share, each share convertible (at $2.32 per share) into 431.0345 shares of Common Stock, or an aggregate 2,155,172 shares of Common Stock. The investors also acquired warrants to purchase shares of Common Stock, exercisable on or prior to July 17, 2012. The warrants represent the right to purchase 646,554 shares of Common Stock, at an exercise price of $3.00 per share. The gross proceeds of the sale were $5,000,000 before payment of 350,000 in commissions to Placement Agent and selected dealers and $18,000 in expenses incurred by Placement Agent and selected dealers. We issued to the Placement Agent and its designees five year warrants to purchase 64,655 shares of Common Stock with similar terms to the warrants issued to the Investors with exercise price of $3.00 per share. The approximate $18,531,500 of net proceeds generated from these private placements will contribute materially to our efforts to advance our part of pain products through the clinic as well as accelerate the development of our other controlled release products, which utilize our proprietary oral drug delivery systems and abuse resistant technology.

     From time to time we will consider potential strategic transactions including acquisitions, strategic alliances, joint ventures and licensing arrangements with other pharmaceutical companies. We retained an investment-banking firm to assist with our efforts. There can be no assurance that any such transaction will be available or consummated in the future.

      As of September 30, 2007, after the closing of the sale of the additional Series C 8% Preferred Stock, our principal source of liquidity was approximately $10,989,000 of cash and cash equivalents. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from the potential sale of New Jersey tax losses. There can be no assurance that the sale of tax losses or by the exercise of outstanding warrants or options will generate or provide sufficient cash.

      The Company had outstanding, as of September 30, 2007, bonds in the aggregate principal amount of $3,795,000, consisting of $3,415,000 of 6.5% tax exempt Bonds with an outside maturity of September 1, 2030 and $380,000 of 9.0% Bonds with an outside maturity of September 1, 2012. The bonds are secured by a first lien on the Company’s facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the redemption of previously issued tax exempt bonds issued by the Authority in September 1999 and to refinance equipment financing, as well as provide approximately $1,000,000 of capital for the purchase of additional equipment for the manufacture and development at the Company’s facility of pharmaceutical products and the maintenance of a $415,500 debt service reserve. All of the restricted cash, other than the debt service was expended within the year ended March 31, 2007. Pursuant to the terms of the related bond indenture agreement, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of September 30, 2007, the Company was in compliance with the bond covenants.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company had no investments in marketable securities as of September 30, 2007 or assets and liabilities, which are denominated in a currency other than U.S. dollars or involve commodity price risks.

ITEM 4.      CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

     There was no change in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II.      OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On July 27, 2007, the Company entered into a consulting agreement with Willstar Consultants, Inc. (“Willstar”) for advice pertaining to overall strategic planning, business opportunities, acquisition policy investment and banking relationships and stockholder matters. The term of the agreement is for 120 days at a fee of $50,000. In addition Willstar received 90,000 options to purchase common stock, which vest over 3 years from the date of grant. These options are exercisable at $2.50 per option. The issuance of the options are exempt from the registration provision of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of Regulation D thereunder.

     On September 4, 2007, the Company entered into a consulting agreement with Bridge Ventures, Inc. (“BVI”). and Saggi Capital, Inc. (“SCI”) relating to the introduction of potential contacts and investors, the attraction of investment capital and providing investor relations services and to generate investor interest in the Company. The term of the agreement is for a period of 180 days for a fee of $10,000 per month. In addition each of BVI and SCI received five-year warrants to purchase 75,000 shares of common stock at $3.25 exercise price. The warrants and the shares of common stock underlying the warrants have not been registered under the Securities Act. The Company has granted BVI and SCI piggyback rights with respect to the warrants and the shares underlying the warrants. The issuance of the warrants are exempt from the registration provisions of the Securities Act, pursuant to Section 4(2) and Regulation D thereunder.

ITEM 6.      EXHIBITS

The exhibits listed in the accompanying below are filed as part of this report.

Exhibit
Number	Description

4.1	Form of Warrant issued to Bridge Ventures, Inc. and Saggi Capital Inc., dated September 4, 2007.

10.1	Consulting Agreement, dated as of July 27, 2007, between Elite Pharmaceuticals, Inc., and Willstar Consultants, Inc.

10.2	Consulting Agreement, dated as of September 4, 2007, between Elite Pharmaceuticals, Inc., Bridge Ventures, Inc., and Saggi Capital, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

Date:	November 14, 2007	By: /s/ Bernard Berk
Bernard Berk
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2007	By: /s/ Mark I. Gittelman
Mark I. Gittelman
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)