Form 10-Q
period 2007-12-31
ELITE PHARMACEUTICALS INC /DE/
filed 2008-02-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended	to

Commission File Number: 333-45241

ELITE PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3542636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Ludlow Avenue, Northvale, New Jersey	07647
(Address of principal executive offices)	(Zip Code)

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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of February 13, 2008: 22,494,330 (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2007 (unaudited) and
	March 31, 2007 (audited)	2 - 3

	Condensed Consolidated Statements of Operations for the three and nine months
	ended December 31, 2007 and December 31, 2006 (unaudited)	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity
	for the nine months ended December 31, 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months
	ended December 31, 2007 and December 31, 2006 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7 - 14

Item 2.	Management's Discussion And Analysis of Financial
	Condition And Results Of Operations	15-19

Item 3.	Quantitative And Qualitative Disclosures
	About Market Risk	19

Item 4T.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6.	Exhibits	21

SIGNATURES		22

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$5,943,479	$811,545
Accounts receivable	---	215,837
Prepaid expenses and other current assets	1,157,908	1,119,364

Total current assets	7,101,387	2,146,746

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization	5,003,414	4,861,601

INTANGIBLE ASSETS - net of accumulated amortization	37,139	42,809

OTHER ASSETS:
Accrued interest receivable	3,795	949
Deposit on equipment	---	32,880
Investment in Novel Laboratories, Inc.	3,337,162	1,367,768
Security deposits	13,488	6,980
Restricted cash – debt service for EDA Bonds	429,048	414,999
EDA Bond offering costs, net of accumulated amortization
of $31,816 and $21,178, respectively	322,636	333,274

Total other assets	4,106,129	2,156,850

Total assets	$16,248,069	$9,208,006

The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)

CURRENT LIABILITIES:
Current portion of EDA Bonds	200,000	185,000
Current portion of long-term debt	9,646	---
Dividends payable	102,222	---
Accounts payable, accrued expenses and other current liabilities	798,207	1,717,458
Total current liabilities	1,110,075	1,902,458

LONG TERM LIABILITIES:
EDA bonds – net of current portion	3,595,000	3,795,000
Long-term debt, less current portion	44,937	---

Total long-term liabilities	3,639,937	3,795,000

Total liabilities	4,750,012	5,697,458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock -- $.01 par value;
Authorized 4,483,442 shares (originally 5,000,000 shares of
which 516,558 shares of Series A Convertible Preferred Stock were retired) and 0 shares outstanding as of December 31,
2007 and March 31, 2007	---	---
Authorized 10,000 Series B Convertible Preferred Stock -
issued and outstanding – 8,410 and 9,695 shares, respectively	84	97
Authorized 20,000 Series C Convertible Preferred Stock
issued and outstanding – 19,155 and 0 shares, respectively	192	---
Common Stock - $.01 par value;
Authorized – 65,000,000 shares
Issued and outstanding – 22,594,330 shares and 20,799,102
shares respectively	225,943	207,991
Subscription receivable	(75,000)	(75,000)
Additional paid-in capital	90,919,330	66,495,618
Accumulated deficit	(79,265,651)	(62,811,317)
	11,804,898	3,817,389
Treasury stock, at cost (100,000 shares)	(306,841)	(306,841)
Total stockholders’ equity	11,498,057	3,510,548

Total liabilities and stockholders’ equity	$16,248,069	$9,208,006

The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Manufacturing Fees	$116,366	$209,139	$671,239	$476,598
Royalties	59,805	22,295	167,728	66,939

Total Revenues	176,171	231,434	838,967	543,537

Costs of Revenues	140,937	---	671,174	---
Gross profit	35,234	231,434	167,793	543,537

COST OF OPERATIONS:
Research and development	1,560,253	1,681,329	5,394,043	4,306,619
General and administrative	632,133	506,969	1,814,958	1,596,687
Depreciation and amortization	170,266	127,035	459,304	366,105
	2,362,652	2,315,333	7,668,305	6,269,411

LOSS FROM OPERATIONS	(2,327,418)	(2,083,899)	(7,500,512)	(5,725,874)

OTHER INCOME (EXPENSES):
Interest income	83,201	63,250	310,031	250,515
Sale of New Jersey tax losses	---	377,259	---	377,259
Interest expense	(64,753)	(67,423)	(226,907)	(207,604)
Non-cash compensation through issuance
of stock options and warrants	(549,133)	(1,848,876)	(2,125,626)	(2,438,188)

	(530,685)	(1,475,790)	(2,042,502)	(2,018,018)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,858,103)	(3,559,689)	(9,543,014)	(7,743,892)

Provision for Income Taxes	---	---	(3,120)	(1,000)
Minority Interest in Loss of Novel Laboratories, Inc.	---	5,498	---	5,498
	---	5,498	(3,120)	4,498

Loss before discontinued operations	(2,858,103)	(3,554,191)	(9,546,134)	(7,739,394)
Loss from discontinued operations	---	(10,780)	(2,979,600)	(10,780)

NET LOSS	$(2,858,103)	$(3,564,971)	$(12,525,734)	$(7,750,174)

Preferred Stock Dividends	(563,552)	(198,209)	(1,543,991)	(597,282)

NET LOSS ATTRIBUTABLE TO
COMMON SHAREHOLDERS	$(3,421,655)	$(3,763,180)	$(14,069,725)	$(8,347,456)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(.15)	$(.19)	$(.65)	(.43)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	22,262,379	19,881,677	21,536,585	19,520,884

The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Series B		Series C					Additional
	Preferred Stock		Preferred Stock		Common Stock		Subscription	Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Shares	Amount	Deficit	Equity

BALANCE AT MARCH 31, 2007 (AUDITED)	9,695	97	---	---	20,799,102	207,991	(75,000)	66,495,618	(100,000)	(306,841)	(62,811,317)	3,510,548

Proceeds from Preferred
Series C Offering	---	---	20,000	200	---	---	---	19,999,800	---	---	---	20,000,000

Conversion of Preferred
to Common	(1,285)	(13)	(845)	(8)	937,992	9,380	---	(9,359)	---	---	---	---

Exercise of Stock Options
and Warrants	---	---	---	---	280,424	2,804	---	371,701	---	---	---	374,505

Non-cash compensation
through issuance
of stock options
and warrants	---	---	---	---	---	---	---	2,125,625	---	---	---	2,125,625

Beneficial Conversion –
Series C Warrants	---	---	---	---	---	---	---	2,384,609	---	---	(2,384,609)	---

Costs associated with
Raising Capital	---	---	---	---	---	---	---	(1,576,055)	---	---	---	(1,576,055)

Net loss for the nine months
ended December 31, 2007	---	---	---	---	---	---	---	---	---	---	(12,525,734)	(12,525,734)

Dividends	---	---	---	---	576,812	5,768	---	---	---	---	1,543,991	(410,832)

BALANCE AT
DECEMBER 31, 2007	8,410	84	19,155	192	22,594,330	225,943	(75,000)	90,919,330	(100,000)	(306,841)	(79,265,651)	11,498,057

The accompanying notes are an integral part of the consolidated financial statements .

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	DECEMBER 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,525,734)	$(7,750,174)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	408,298	366,105
Minority Interest in loss of subsidiary	---	4,702
Equity in loss of variable interest entity	3,030,606	---
Non-cash compensation satisfied by issuance of common stock, options and warrants	2,125,625	2,438,188
Changes in assets and liabilities:
Accounts and interest receivable	212,991	(120,000)
Prepaid expenses and other current assets	(38,544)	(318,369)
Security deposit	(6,508)	---
Accounts payable, accrued expenses and other current liabilities	(919,251)	(230,151)
NET CASH USED IN OPERATING ACTIVITIES	(7,712,517)	(5,609,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(533,803)	(678,507)
Deposit for manufacturing equipment	32,880	---
Deposits to restricted cash	(14,049)	---
Release of restricted cash	---	579,965
Investment in Novel Laboratories, Inc.	(5,000,000)
Increase in intangible assets due to patent costs	---	(5,470)
NET CASH USED IN INVESTING ACTIVITIES	(5,514,972)	(104,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(308,610)	(34,141)
Proceeds from issuance of Series C 8% Convertible Stock and Warrants	20,000,000	---
Principal repayments NJEDA bonds	(185,000)	(175,000)
Proceeds - equipment note	58,004	---
Principal equipment note payments	(3,421)	---
Proceeds from exercise of stock options	61,500	88,500
Proceeds from exercise of stock warrants	313,005	---
Proceeds from sale of common stock	---	2,000,000
Costs associated with raising capital	(1,576,055)	---
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,359,423	1,879,359

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,131,934	(3,834,352)

CASH AND CASH EQUIVALENTS – beginning of period	811,545	8,919,354

CASH AND CASH EQUIVALENTS – end of period	$5,943,479	$5,085,002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$163,990	$207,605
Cash paid for income taxes	3,120	1,000

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Beneficial Conversion Dividend	$2,384,609	$ ---
Preferred stock dividends of $1,133,158 and $593,584 paid by issuance of 576,812 and
278,585 shares of common stock in 2007 and 2006, respectively.	---	---
Conversion of 1,285 and 305 shares of Series B Preferred into 572,743 and 136,873 shares
of common stock in 2007 and 2006, respectively.	---	---
Conversion of 845 shares of Series C Preferred into 365,249 shares of common stock	---	---
Cashless exercise of 100,633 warrants into 36,174 shares of common stock	---	---

The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 1 -	BASIS OF PRESENTATION

The information in this Form 10-Q Report includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the “Company”) including its wholly-owned subsidiaries, Elite Laboratories, Inc. (“Elite Labs”) and Elite Research, Inc. (“ERI”) for the nine months ended December 31, 2007 and 2006 and its variable interest entity, Novel Laboratories Inc. (“Novel”), for the six months ended September 30, 2007. In the quarter ended December 31, 2007, Novel ceased to be a variable interest entity of Elite. Accordingly, the information in this Form 10-Q has been prepared as if Elite divested of Novel as a wholly-owned subsidiary on October 1, 2007 and the operations are being reflected as a discontinued operation. As of December 31, 2007, the financial statements of all wholly owned entities are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted for interim financial statement presentation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

The financial results for the interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2007. There have been no changes in significant accounting policies since March 31, 2007.

The Company does not anticipate being profitable for fiscal year 2008; therefore a current provision for income tax was not established for the nine months ended December 31, 2007. Only the minimum corporation tax liability required for state purposes is reflected.

The condensed consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. The Company's ability to continue is dependent upon its ability to obtain additional financing. There is no assurance that a financing can be completed in the amounts or at the times it is required.

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

Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a $415,500 Debt Service Reserve Fund consisting of $366,000 from the Series A Bonds proceeds and $49,500 from the Series B Note proceeds. $1,274,311 of the proceeds had been deposited in a short-term restricted cash account to fund the future purchase of manufacturing equipment and development of the Company’s facility. As of December 31, 2007, all of these funds have been expended to fund the above.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STAT EMENTS
NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 3 -	BANK LOAN PAYABLE

On June 7, 2007, the Company borrowed $3,000,000 at prime minus ½%, from a commercial bank to be used for working capital. Collateral was an assignment of a cash collateral account, in the amount of $3,000,000. The loan was repaid on July 24, 2007. Interest expense was $28,417.

On October 1, 2007, the Company borrowed $58,004 at a 9% interest rate from a commercial bank to be used to pay for transportation equipment, which was collateral for the loan. The loan is to be repaid in 60 installments of $1,180 per month through September 1, 2012. Interest expense through December 31, 2007 was $709.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STAT EMENTS
NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 4 -	STOCKHOLDERS’ EQUITY

Series C 8% Convertible Preferred Stock (Continued)

On July 17, 2007, the Company sold the remaining 5,000 authorized shares of its Series C Preferred Stock. Each share of Series C Preferred Stock was sold at a price of $1,000 per share and is initially convertible at $2.32 into 431.0345 shares of the Company’s Common Stock, or an aggregate of 2,155,172 shares of Common Stock. Each purchaser of Series C Preferred Stock also received a warrant to purchase shares of the Company’s Common Stock in an amount equal to 30% of the aggregate number of shares of Common Stock into which the shares of Series C Preferred Stock purchased by such purchaser may be converted. The warrants are exercisable on or before July 17, 2012 and represent the right to purchase an aggregate of 646,554 shares of Common Stock, at an exercise price of $3.00 per share. The lead placement agent for the offering was Oppenheimer & Company, Inc. The gross proceeds of the private placement were $5,000,000 before payment of $350,000 in commissions to the placement agent and its selected dealers and $18,000 in expenses incurred by the placement agent and its selected dealers. Pursuant to the placement agent agreement, the Company issued to the placement agent and its designees warrants (the "Placement Warrants") to purchase 64,655 shares of Common Stock. Such Placement Warrants are at an exercise price of $3.00 per share, exercisable on or prior to July 17, 2012. The Company received net proceeds from the sale of the Series C 8% Preferred Stock of $4,631,500. Based on the relative fair values, the Company has attributed $534,407 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital. The remaining portion of the proceeds of $4,465,593 was used to determine the value of the 2,155,172 shares of the Company Common Stock underlying the Series C Preferred Stock, or $2.0720 per share. Since the value was $0.6180 lower than the fair market value of the Company’s Common Stock on July 17, 2007, the $1,331,819 intrinsic value of the conversion option resulted in the recognition of a preferred stock dividend and an increase to additional paid-in capital.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STAT EMENTS
NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 4 -	STOCKHOLDERS’ EQUITY (Continued)

Common Stock

During the nine month period ended December 31, 2007, holders of 1,285 shares of Series B 8% Preferred Stock converted their shares and accrued dividends through the date of conversion into 572,743 shares of Common Stock.

During the nine month period ended December 31, 2007, holders of 845 shares of Series C 8% Preferred Stock converted their shares into 365,249 shares of Common Stock. Accrued cash dividends were paid through date of conversion.

During the nine month period ended December 31, 2007, holders of 203,250 warrants exercised their warrants into 203,250 shares of Common Stock by contributing $313,005 in cash.

During the nine month period ended December 31, 2007, there were cashless exercises of 100,633 warrants issued in our October 2004 Private Placement, which resulted in the issuance of 36,174 shares of Common Stock.

During the nine month period ended December 31, 2007, 50,000 warrants issued in 2004 expired.

On April 20, 2007, $61,500 was received from the exercise of stock options previously granted to purchase 41,000 shares of Common Stock at $1.50 per share.

During the nine month period ended December 31, 2007, 1,201,000 stock options were either forfeited or expired.

Dividends accrued on Series B Preferred Stock through December 31, 2007, amounting to $547,220, were satisfied by the issuance of 270,215 shares of Common Stock.

Dividends accrued on Series C Preferred Stock through December 31, 2007, amounting to $994,826, were satisfied by the issuance of 306,597 shares of Common Stock and payment of $408,889 in cash.

Options and Warrants

At December 31, 2007, the Company had outstanding 5,470,500 options with exercise prices ranging from $1.50 to $3.00 per share and 9,216,736 warrants with exercise prices ranging from $1.23 to $3.74 per share; each option and warrant representing the right to purchase one share of Common Stock.

NOTE 5 -	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On July 27, 2007, the Company entered into a consulting agreement with Willstar Consultants, Inc. (“Willstar”) for advice pertaining to overall strategic planning, business opportunities, acquisition policy investment and banking relationships and stockholder matters. The term of the agreement is for 120 days at a fee of $50,000. In addition Willstar received 90,000 non-qualified stock options, which vest over a three year period from the time of grant. These options are exercisable at $2.50 per option. Expenses incurred under this agreement amounted to $50,000 for the nine months ended December 31, 2007.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 5 -	COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreements (Continued)

On September 4, 2007, the Company entered into a consulting agreement with Bridge Ventures, Inc. (“BVI”), and Saggi Capital, Inc. (“SCI”) relating to the introduction of potential contacts and investors, the attraction of investment capital and providing investor relations services and to generate investor interest in the Company. The term of the agreement is for a period of 180 days for a fee of $10,000 per month. In addition, each of BVI and SCI received five-year warrants to purchase 75,000 shares of Common Stock at $3.25 exercise price. Expenses incurred under this agreement amounted to $80,000 for the nine months ended December 31, 2007.

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

The Company initially contributed $2,000,000 to Novel and made additional contributions of $5,000,000 through September 30, 2007. Subsequent to the entry into the Alliance Agreement, the Company and VGS agreed that the performance milestones relating to the funding of the Company’s remaining $20,000,000 of cash contributions would be as follows: (i) $10,000,000 upon the submission to the FDA of three abbreviated new drug applications (ANDAs) related to three different prospective products developed by Novel and (ii) $10,000,000 upon the submission to the FDA of three ANDAs related to at least three additional different prospective products developed by Novel. In October 2007, the Company was notified by Novel of the submission to the FDA of its third ANDA and, pursuant to the terms of the Alliance Agreement, the Company requested and received, in November 2007, written evidence verifying that such ANDA filings related to prospective products developed by Novel.

The Company elected not to fund its remaining contributions to Novel upon the terms set forth in the Alliance Agreement because (i) it recently reached agreement with the Food and Drug Administration under a Special Protocol Assessment on the Phase III clinical trial of ELI-216, the Company’s Abuse Deterrent Oxycodone product and determined that its funds would be better used to support the clinical trials for ELI-216 and (ii) the Company determined it would utilize its rights to participate in future equity investment in Novel instead of investing at the valuation set forth under the Alliance Agreement.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 5 -	COMMITMENTS AND CONTINGENCIES (Continued)

Alliance Agreement (Continued)

The Company and VGS negotiated alternative structures that would permit investments by the Company at valuations which differed from those set forth in the Alliance Agreement, however VGS and the Company were unable to agree upon an alternative acceptable to both parties. Accordingly, upon the Company’s determination not to fund its remaining contributions to Novel at the valuation set forth in the Alliance Agreement, VGS exercised its rights pursuant to the Stockholders Agreement to purchase from the Company, its shares of Class A Voting Common Stock of Novel proportionate to the amount of remaining contributions which were not funded by the Company. As a result, the Company’s remaining ownership interest in Class A Voting Common Stock of Novel is approximately 10% of the outstanding shares of Class A Voting Common Stock of Novel. The Company intends to rely upon its subscription rights in order to maintain its ownership in Novel and to determine, on an offering by offering basis, whether the valuation ascribed to Novel is appropriate for additional investments by Registrant.

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

Effective July 10, 2007, the Acquired Company Shares, the Option Shares and Warrant Shares were registered for reoffering under the Securities Act of 1933, as amended (the “Act”).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 5 -	COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

On January 3, 2008, the Company entered into an employment agreement with Dr. Stuart Apfel (the “Employment Agreement”) providing for Dr. Apfel to serve as the Company’s Chief Medical Officer through January 3, 2009 and automatically renewable for one year periods thereafter unless terminated by Dr. Apfel or the Company upon at least 60 days notice prior to the end of the then scheduled expiration date.

Dr. Apfel has an annual base salary of $220,000 and will be entitled to a discretionary bonus following the end of each calendar year of up to 50% of Dr. Apfel’s then annual base salary.

Additionally, the Company has granted to Dr. Apfel under the 2004 Plan fully vested options to purchase 120,000 shares of Common Stock at an exercise price of $1.75 per share.

The Company has granted to Dr. Apfel under the 2004 Plan options to purchase up to an additional 280,000 shares of Common Stock (“Milestone Options”) at an exercise price of $1.75 per share. Such Milestone Options vest and become exercisable as follows: (A) 80,000 shares upon the successful completion, as determined by the Board, of a Company sponsored Phase III clinical trial of the Company’s developmental drug product referred to as ELI-216; (B) 80,000 shares upon the successful completion, as determined by the Board, of a Company sponsored Phase III clinical trial of the Company’s developmental drug product referred to as ELI-154; (C) 80,000 shares upon the successful completion, as determined by the Board, by the Company during the term of the Employment Agreement of a Company sponsored long-term safety study for the Company’sdevelopmental drug product referred to as ELI-216; and (D) 40,000 shares upon the closing of an exclusive product license for the United States national market, or product sale transaction of all of the Company’s ownership rights, for either ELI-216 or ELI-154. Upon the earlier to occur of (x) January 3, 2017 and (y) the termination of Dr. Apfel’s employment hereunder, all unvested Milestone Options granted shall automatically terminate and all vested but unexercised Milestone Options shall terminate to the extent unexercised within ninety (90) days of such date and in accordance with the terms of the stock option agreement by and between Dr. Apfel and the Company with respect to the Milestone Options and the 2004 Plan. The shares of Common Stock issuable upon exercise of the Milestone Options are subject to an effective registration statement filed with the Securities and Exchange Commission.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 6 -	SUBSEQUENT EVENTS

On January 3, 2008, the Company entered into an employment agreement with Dr. Stuart Apfel as its Chief Medical Officer (see Note 5).

On January 3, 2008, the Company announced that it did not fund its remaining contributions to Novel upon the terms set forth in the Alliance Agreement which resulted in the repurchase of a portion of its shares of Class A Voting Common Stock in Novel. (see Note 5).

On January 3, 2008, the Company issued 99,341 of its common shares as a dividend on its Series B Preferred Shares to holders of record on January 1, 2008.

On January 3, 2008, the Company issued 167,205 of its common shares and paid cash of $102,222 as a dividend on its Series C Preferred Shares to holders of record on January 1, 2008.

On January 24, 2008, the Company's Board of Directors granted an aggregate of 148,800 options to purchase Common Stock to its employees which vest over 3 years from the date of grant. The options are exercisable at $1.08 per option. The options are subject to the Company’s stock option agreements and the Company’s Stock Option Plan.

On January 24, 2008, the Board granted 90,000 options to each of its three non-executive independent Board members under the Company's option plan. The options vest in equal thirds on June 26, 2008, 2009 and 2010, assuming each Director continues to serve on the Company's Board; provided, however that, the options shall fully vest upon such Director’s death, disability, retirement as a director on the Board or such Director’s removal as a director, without cause, at the request of the Board. The options are exercisable at $1.08 per option. The options are subject to the Company’s customary stock option agreements and the Company’s Stock Option Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2007 COMPARED TO
THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2006 (UNAUDITED)

           The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “10-K”) and the Unaudited Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

          In January 2006, the FDA accepted our IND for ELI-154, our once-a-day oxycodone painkiller. We completed a second pharmacokinetic study to evaluate ELI-154’s sustained release formation in 2006. In December 2007, we submitted to the FDA a Special Protocol Assessment (SPA) for the Phase III protocol for ELI-154. We are currently scaling up the product and expect to wait until we reach agreement with the FDA on this SPA before beginning the Phase III. Currently there is no once-daily oxycodone available. we estimate that the U.S. market for sustained release, twice-daily oxycodone was about $1.6 billion as of September, 2006.

          In May 2005, the FDA accepted our IND for ELI-216, our once-a-day, abuse resistant oxycodone painkiller. After the acceptance of the IND, we completed two pharmacokinetic studies and a euphoria study in recreational drug users to assess the abuse deterrent properties of ELI-216. In November 2007, we reached agreement with the FDA on a Special Protocol Assessment for the Phase III protocol for ELI-216. We are currently scaling up the product and preparing for additional studies including a multi-dose study in opioid dependent patients, a food effect study and the Phase III study for ELI-216, Currently there is no abuse deterrent oxycodone product available.

          At the end of 2006, we entered into a joint venture with VGS Pharma, LLC (“VGS”) and created Novel Laboratories, Inc. (“Novel”), a privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals. Novel's business strategy is to focus on its core strength in identifying and timely executing niche business opportunities in the generic pharmaceutical area.

          At the end of 2007, we elected not to fund our remaining contributions to Novel upon the terms set forth in the Alliance Agreement because (i) we recently reached agreement with the Food and Drug Administration under a Special Protocol Assessment on the Phase III clinical trial of ELI-216, our Abuse Deterrent Oxycodone product and determined that our funds would be better used to support the clinical trials for ELI-216 and (ii) we determined we would utilize our rights to participate in future equity investments in Novel rather than invest at the valuation set forth under the Alliance Agreement. We and VGS negotiated alternative structures that would permit investments by us at valuations which differed from those set forth in the Alliance Agreement, however VGS and us were unable to agree upon an alternative acceptable to both parties. Accordingly, upon our determination not to fund our remaining contributions to Novel at the valuation set forth in the Alliance Agreement, VGS exercised its rights to purchase from us our shares of Class A Voting Common Stock of Novel proportionate to the amount of remaining contributions which were not funded by us. As a result, our remaining ownership interest in Class A Voting Common Stock of Novel is approximately 10% of the outstanding shares of Class A Voting Common Stock of Novel.

          As of October 1, 2007, Novel was no longer considered a variable interest entity of the Company. Accordingly, the information in the Form 10-Q report consolidates the results of operations of Novel for the six months ended September 30, 2007. As of October 1, 2007, Elite deconsolidated its financial statements from that of Novel. Our investment in Novel was decreased from $7,000,000 to $3,337,162 to recognize the cumulative losses of Novel from inception through September 30, 2007.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          Management’s discussion addresses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgment, including those related to bad debts, intangible assets, income taxes, workers compensation, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. Our most critical accounting policies include the recognition of revenue upon completion of certain phases of projects under research and development contracts. We also assess a need for an allowance to reduce our deferred tax assets to the amount that we believe are more likely than not to be realized. We assess the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess our exposure to current commitments and contingencies. It should be noted that actual results might differ from these estimates under different assumptions or conditions.

Results of Consolidated Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

          Our revenues for the three months ended December 31, 2007 were $176,171, a decrease of $55,263 or approximately 23.9%, under revenues for the comparable period of the prior year, and consisted of $116,366 in manufacturing fees and $59,805 in royalty fees. Revenues for the three months ended December 31, 2006, consisted of $209,139 in manufacturing fees and $22,295 in royalty fees. Manufacturing fees declined by 44% due to flucuatations in the number of batches shipped each quarter because of seasonality of sales and inventory adjustments. Royalties increased by 168 % due to the launch of our second product, Lodrane 24D® which was launched in December 2006 and due to growth of Lodrane 24 sales.

          Research and development costs for the three months ended December 31, 2007, were $1,560,253, a decrease of $121,076 or approximately 7.2% from $1,681,329 of such costs for the comparable period of the prior year. Elite continues its spending on the development of the pain products, ELI-216 and ELI-154. We expect our research and development costs to increase in future periods primarily due to clinical costs for Phase III and other clinical trials for ELI-216 and ELI-154.

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

          General and administrative expenses (“G&A”) for the three months ended December 31, 2007, were $632,133, an increase of $125,164, or approximately 24.7% from $506,969 of general and administrative expenses for the comparable period of the prior year. The increase was primarily attributable to increases in legal fees, timing of director fee payments and in salaries and fringe benefits as a result of yearly increments.

          Depreciation and amortization increased by $43,231 from $127,035 for the comparable period of the prior year to $170,266. The increase was due to the acquisition of new machinery and equipment and the upgrading of Elite’s corporate and warehouse facilities.

          Other expenses for the three months ended December 31, 2007 were $530,685, a decrease of $945,105, or approximately 64.0% from $1,475,790 for the comparable period of the prior year due to a decrease of $1,299,743 in charges related to the issuances of stock options and warrants and decreases in interest expense of $2,670 due to lower outstanding balances. These decreases were also the effect of additional interest income of $19,951, due to higher compensating balances as a result of the private placements of our Series C 8% Convertible Preferred Stock.

          As a result of the foregoing, our net loss for the three months ended December 31, 2007 was $2,858,103 compared to $3,564,971 for the three months ended December 31, 2006.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006

          Our revenues for the nine months ended December 31, 2007 were $838,967, an increase of $295,430 or approximately 54.3%, over revenues for the comparable period of the prior year, and consisted of $671,239 in manufacturing fees and $167,728 in royalty fees. Revenues for the nine months ended December 31, 2006, consisted of $476,598 in manufacturing fees and $66,939 in royalty fees. The 41% increase in manufacturing fees and the 151% growth in royalties was primarily due to the launch of our second product, Lodrane 24D(R) and growth of the Lodrane 24® product.

          Research and development costs for the nine months ended December 31, 2007, were $5,394,043, an increase of $1,087,424 or approximately 25.0% from $4,306,619 of such costs for the comparable period of the prior year, primarily due to the costs associated with increased spending on raw materials which are primarily for scale up of the pain products. We expect our research and development costs to continue to increase in future periods primarily due to the expenses associated with clinical costs for Phase III and other clinical trials for ELI-216 and ELI-154.

          General and administrative expenses (“G&A”) for the nine months ended December 31, 2007, were $1,814,958, an increase of $218,271, or approximately 13.7% from $1,596,687 of G&A for the comparable period of the prior year. The increase was attributable to increases in salaries and fringe benefits as a result of increases in staff.

          Depreciation and amortization increased by $93,199 from $366,105 for the comparable period of the prior year to $459,304. The increase was due to the acquisition of new machinery and equipment and the upgrading of Elite’s corporate and warehouse facilities.

          Other expenses for the nine months ended December 31, 2007 were $2,042,502, an increase of $24,484, or approximately 1.2%, from $2,018,018 for the comparable period of the prior year due to increases in interest expense of $19,303 due to the borrowing of bank debt utilized to initially fund Novel and to finance purchased equipment and reductions of $377,259 in sale of New Jersey tax losses, offset somewhat by increases in interest income of $59,516 due to higher compensating balances as a result of the private placement of our Series C 8% Convertible Preferred Stock and reductions of $312,562 in charges related to the issuances of stock options and warrants.

          As a result of the foregoing, our net loss for the nine months ended December 31, 2007 was $12,525,734 compared to $7,750,174 for the nine months ended December 31, 2006.

Material Changes in Financial Condition

          Our working capital (total current assets less total current liabilities), increased to $5,991,312 as of December 31, 2007 from $244,288as of March 31, 2007, primarily due to net proceeds received as a result of our private placement of Series C 8% Convertible Preferred Stock, offset by net loss from operations, exclusive of non-cash charges.

          We experienced negative cash flows from operations of $7,712,517 for the nine months ended December 31, 2007, primarily due to our net loss from operations of $12,525,734, an increase in prepaid expenses and security deposits of $47,267 and reductions of $919,251 in accounts payable, accrued expenses and other liabilities, offset by net reductions in accounts and interest receivable of $212,991 and by non-cash charges of $2,533,923, which included $2,125,625 in connection with the issuance of stock options and warrants, and $408,298 in depreciation and amortization expenses.

          On November 15, 2004 and on December 18, 2006, Elite’s partner, ECR, launched Lodrane 24(R) and Lodrane 24D(R), respectively. Under its agreement with ECR, Elite is currently manufacturing commercial batches of Lodrane 24(R) and Lodrane 24D(R) in exchange for manufacturing margins and royalties on product revenues. Manufacturing revenues and royalty income earned for the nine months ended December 31, 2007 was $671,239 and $167,728, respectively. We expect future cash flows from manufacturing fees and royalties to provide additional cash to help fund our operations. However, no assurance can be given that we will generate any material revenues from the manufacturing fees and royalties of the Lodrane products.

LIQUIDITY AND CAPITAL RESOURCES

          As of December 31, 2007, we had approximately six months of cash available based on our current operations. We are considering a number of different financing alternatives and we intend to seek additional capital in the first six months of 2008 through private financing or collaborative agreements. However, no assurance can be given that we will consummate a financing or that any material cash will be generated to us therefrom. If adequate funds are not available to us as we need them, we will be required to curtail significantly or delay or eliminate one or more product development programs. These matters raise substantial doubt over our ability to continue as a going concern. The accompanying financial statements do not provide for any adjustments should this occur.

          For the nine months ended December 31, 2007, we expended $7,712,517 in operating activities which we funded through the $20,000,000 in gross proceeds raised through our private placement of Series C 8% Preferred Stock. Our working capital at December 31, 2007 was $6.0 million compared with working capital of $2.8 million at December

31, 2007 was $6.0 million compared with working capital of $2.8 million at December 31, 2006. Cash and cash equivalents at December 31, 2007 were $5.9 million, an increase of $2.3 million from the $3.6 million at December 31, 2006.

          We spent approximately $534,000 on improvements and machinery and equipment during the nine months ended December 31, 2007.

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

          As of December 31, 2007, after the closing of the sale of the additional Series C 8% Preferred Stock, our principal source of liquidity was approximately $5,943,000 of cash and cash equivalents. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from the potential sale of New Jersey tax losses. There can be no assurance that the sale of tax losses or by the exercise of outstanding warrants or options will generate or provide sufficient cash.

          The Company had outstanding, as of December 31, 2007, bonds in the aggregate principal amount of $3,795,000, consisting of $3,415,000 of 6.5% tax exempt Bonds with an outside maturity of September 1, 2030 and $380,000 of 9.0% Bonds with an outside maturity of September 1, 2012. The bonds are secured by a first lien on the Company’s facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the redemption of previously issued tax exempt bonds issued by the Authority in September 1999 and to refinance equipment financing, as well as provide approximately $1,000,000 of capital for the purchase of additional equipment for the manufacture and development at the Company’s facility of pharmaceutical products and the maintenance of a $415,500 debt service reserve. All of the restricted cash, other than the debt service was expended within the year ended March 31, 2007. Pursuant to the terms of the related bond indenture agreement, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of December 31, 2007, the Company was in compliance with the bond covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company had no investments in marketable securities as of December 31, 2007 or assets and liabilities, which are denominated in a currency other than U.S. dollars or involve commodity price risks.

ITEM 4T. CONTROLS AND PROCEDURES

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

          There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.,

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

          There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended March 31, 2007 or Form 10-Q for the quarters ended June 30, 2007 and September 30, 2007, except for the following:

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING NEEDED FOR THE EXPENDITURES FOR THE DEVELOPMENT AND COMMERCIALIZATION OF OUR DRUG PRODUCTS, IT WOULD IMPAIR OUR ABILITY TO CONTINUE TO MEET OUR BUSINESS OBJECTIVES.

          We continue to require additional financing to ensure that we will be able to meet our expenditures to develop and commercialize our products. As of December 31, 2007, we had cash and cash equivalents $5.9 million. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital requirements until June 30, 2008. We will require additional funding to continue our research and development programs, including clinical testing of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We are considering a number of different financing alternatives and we intend to seek additional capital in the first six months of 2008 through private financing or collaborative agreements. However, no assurance can be given that we will consummate a financing or that any material cash will be generated to us therefrom. Other possible sources of the required financing are income from product sales or sales of market rights, income from co-development or partnering arrangements and the cash exercise of warrants and options that are currently outstanding. No representation can be made that we will be able to obtain such revenue or additional financing or if obtained it will be on favorable terms, or at all. No assurance can be given that any offering if undertaken will be successfully concluded or that if concluded the proceeds will be material. If adequate funds are not available to us as we need them, we will be required to curtail significantly or delay or eliminate one or more product development programs which would impair our ability to meet our business objectives.

THERE IS DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

               Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We estimate that our cash reserves will be sufficient to permit us to continue at our anticipated level of operations for approximately six months from December 31, 2007. During 2008, we will require additional funding to continue our research and development programs, including clinical testing of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We intend to use our cash reserves, as well as other funds in the event that they shall be available on commercially reasonable terms, to finance these activities and other activities described herein, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. If sufficient capital is not available, we would likely be required to scale back or terminate our research and development efforts. See “Risk Factors – If we are unable to obtain additional financing needed for the expenditures for the development and commercialization of our drug products, it would impair our ability to continue to meet our business objectives.”

IF WE RAISE ADDITIONAL FUNDING THROUGH SALES OF OUR SECURITIES, OUR EXISTING STOCKHOLDERS WILL LIKELY EXPERIENCE SUBSTANTIAL DILUTION.

          If any future financing involves the further sale of our securities, our then-existing stockholders' equity could be substantially diluted. On the other hand, if we incurred debt, we would be subject to risks associated with indebtedness, including the risk that interest rates might fluctuate and cash flow would be insufficient to pay principal and interest on such indebtedness.

IF NOVEL LABORATORIES ISSUES ADDITIONAL EQUITY IN THE FUTURE, OUR EQUITY INTEREST IN NOVEL MAY BE DILUTED, RESULTING IN A DECREASE IN OUR SHARE OF REVENUE AND CASH FLOW GENERATED BY NOVEL.

          As a result of our determination not to fund our remaining contributions to Novel at the valuation set forth in the Alliance Agreement and the resulting purchase from us of a portion of our shares of Class A Voting Common Stock of Novel by VGS Pharma, LLC, our remaining ownership interest in the equity of Novel was reduced to approximately 10% of the outstanding shares of Novel. Novel may seek to raise additional operating capital in the future and may do so by the issuance of equity. In the case of such issuance, we may determine not to exercise our subscription rights to maintain our percentage interest in Novel or, by the time of such issuance, our subscription rights may have terminated under the terms of the Stockholders Agreement granting such rights. In either case, our future equity interest in Novel will decrease and we will be entitled to a decreased portion of any revenue and cash flow which Novel may generate in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          On January 24, 2008, the Company's Board of Directors granted an aggregate of 148,800 options to purchase Common Stock to its employees which vest over 3 years from the date of grant. The options are exercisable at $1.08 per option. The options are subject to the Company’s customary stock option agreements and the Company’s Stock Option Plan. The issuance of the options are exempt from the registration provision of the Securities Act of 1933, as amended (the “Act” ) pursuant to Section 4(2) thereunder.

          On January 24, 2008, the Board granted 90,000 options to each of its three non-executive independent Board members under the Company's stock option plan. The options vest over three years, on June 26, 2008, 2009 and 2010, assuming each Director continues to serve on the Company's Board; provided, however that, the options shall fully vest upon such Director’s death, disability, retirement as a director on the Board or such Director’s removal as a director, without cause, at the request of the Board. The options are exercisable at $1.08 per option. The options are subject to the Company’s customary stock option agreements and the Company’s Stock Option Plan. The issuance of the options are exempt from the registration provision of the Act pursuant to Section 4(2) thereunder.

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

ELITE PHARMACEUTICALS, INC.

Date: February 14, 2008	By: /s/ Bernard Berk
Bernard Berk
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2008	By: /s/ Mark I. Gittelman
Mark I. Gittelman
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)