Form 10-K
period 2008-03-31
ELITE PHARMACEUTICALS INC /DE/
filed 2008-06-27
CIK 1053369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)

         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED - March 31, 2008

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

Large accelerated filer  [  ]     Accelerated filer  [  ]        Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 18, 2008 was approximately $9,297,948.50 based upon the closing price of $0.50 of the Registrant's Common Stock on the American Stock Exchange, as of June 18, 2008. (For purposes of determining this amount, only directors, executive officers, and, based on Schedule 13(d) filings as of June 18, 2008, 10% or greater stockholders and their respective affiliates have been deemed affiliates).

Registrant had 23,232,207 shares of common stock, par value $0.01 per share, outstanding as of June 18, 2008.

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

ANY REFERENCE TO "ELITE", THE "COMPANY", "WE", "US", "OUR" OR THE "REGISTRANT" MEANS ELITE PHARMACEUTICALS INC. AND ITS SUBSIDIARIES.

                                TABLE OF CONTENTS

                                 Form 10-K Index


                                                                                                            PAGE
PART  I

ITEM 1.       BUSINESS.......................................................................................1

ITEM 1A.      RISK FACTORS..................................................................................14

ITEM 1B.      UNRESOLVED STAFF COMMENTS.....................................................................24

ITEM 2.       PROPERTIES....................................................................................24

ITEM 3.       LEGAL PROCEEDINGS.............................................................................25

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................25

PART II

ITEM 5.       MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................25

ITEM 6.       SELECTED FINANCIAL DATA.......................................................................30

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION..........30

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................40

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................40

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........40

ITEM 9A.      CONTROLS AND PROCEDURES.......................................................................41

ITEM 9B.      OTHER INFORMATION.............................................................................41

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...............................................41

ITEM 11.      EXECUTIVE COMPENSATION........................................................................47

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
              STOCKHOLDER MATTERS...........................................................................66

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................68

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES........................................................70

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES..................................................71

SIGNATURES..................................................................................................79

CONSOLIDATED FINANCIAL STATEMENTS..........................................................................F-1

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

BUSINESS OVERVIEW AND STRATEGY

         We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled-release products. We develop oral, controlled-release products using proprietary technology. Our strategy includes improving off-patent drug products for life cycle management and developing generic versions of controlled-release drug products with high barriers to entry. Our technology is applicable to develop delayed, sustained or targeted release pellets, capsules, tablets, granules and powders.

         We have two products, Lodrane 24(R) and Lodrane 24D(R), currently being sold commercially, and a pipeline of five drug candidates under development in the therapeutic areas that include pain management, allergy and infection. Of the products under development, ELI-216, an abuse deterrent oxycodone product, and ELI-154, a once daily oxycodone product, are in clinical trials and we have completed pilot studies on two of our generic product candidates. The addressable market for the pipeline of products exceeds $6 billion. Our facility in Northvale, New Jersey also is a Good Manufacturing Practice ("GMP") and DEA registered facility for research, development and manufacturing.

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

RESEARCH AND DEVELOPMENT

         During each of the last three fiscal years, we have focused on research and development activities. We spent $5,795,779 for the fiscal year ended March 31, 2008, $5,777,865 for the fiscal year ended March 31, 2007 and $4,343,890 in the fiscal year ended March 31, 2006 on research and development activities. Our research and development spending has increased as we prepare for Phase III clinical trials for ELI-216 and ELI-154 and spend more on development costs including scale up and clinical studies.

         Of our five products in the pipeline, three are for treatment or management of pain (ELI 216 is an abuse resistant oxycodone, ELI 154 is a once daily oxycodone and a third is for an analgesic indication), one is for anti-infective indications, and one is for gastrointestinal disorders

         It is our general policy not to disclose products in our development pipeline or the status of such products until a product reaches a stage that we determine, for competitive reasons, in our discretion, to be appropriate for disclosure and because the disclosure of such information might suggest the occurrence of future matters or events that may not occur. In this instance, we believe that disclosure of the information in the following table is helpful for the description of the general nature, orientation and activity of the Company, and the disclosures are made for such purpose. No inference should be made as to the occurrence of matters or events not specifically described. We may or may not disclose such information in the future based on competitive reasons and/or contractual obligations. We believe that the information is helpful on a one-time basis for the purpose described above.

         The following table provides information concerning the controlled-release products that Elite is currently developing and to which we are devoting substantial resources and attention. None of these products has been approved by the United Stated Food and Drug Administration (the "FDA") and all are in development.

        PRODUCT                    APPROX. U.S.        NDA/              PARTNER               INDICATION
                                 SALES FOR BRAND      ANDA (B)
                                 AND/OR GENERIC
                                    PRODUCTS
                                  (2006) $MM(A)

   ELI 154                           N/A(c)             NDA                 None              Pain Management
   Once Daily oxycodone

   ELI 216                           N/A(c)             NDA                 None              Pain Management
   Once daily oxycodone with
   abuse resistant technology
   (ART(TM))

   Generic                            $30               ANDA                None                 Infection

   Generic                           $3,300             ANDA        IntelliPharmaceutics     Gastrointestinal
                                                                     (Toronto, Canada)         disorders(d)

   Generic                            $39               ANDA       The PharmaNetwork, LLC     Pain Management
                                                                       (Montvale, NJ)

---------------------

(a) Indicates the approximate amount of sales of our competitor's product and any generics (if there are any). It does not represent the sales of any of our products.

(b) "NDA" represents a new drug application which is filed with the FDA for new drug products and "ANDA" represents an abbreviated new drug application which is filed with the FDA for generic drug products.

(c) N/A means not applicable because there is no branded product on the market. There is neither a once-daily oxycodone nor an abuse resistant oxycodone on the market. The market for sustained release oxycodone was approximately $2 billion in 2007.

(d) This includes an agreement that grants to Elite a percentage of payments paid to its Canadian partner for commercial sale of a generic of this product.

         The table below presents information with respect to the development of our five products under development. For some of the products, we intend to make NDA filings under Sections 505(b)(1) or 505(b)(2) of the Drug Price Act. Accordingly, we anticipate, as to which there is no assurance, that the development timetable for the products for which such NDA filings are made would be shorter and less expensive. Completion of development of products by us depends on a number of factors, however, and there can be no assurance that specific time frames will be met during the development process or that the development of any particular products will be continued.

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

        DEVELOPMENT STAGE           NUMBER OF PRODUCTS             NDA/ANDA
        -----------------           ------------------             --------
           Preclinical                      1                        ANDA
    Pilot bioequivalence study              2                        ANDA
       Pilot Phase I study                  1                         NDA
             Phase II                       1                         NDA

COMMERCIAL PRODUCTS

         Elite manufactures two once-daily allergy products, Lodrane 24(R) and Lodrane 24D(R), that were co-developed with our partner, ECR Pharmaceuticals ("ECR"). Elite entered into development agreements on these two products with ECR in June 2001 whereby Elite agreed to commercially develop two products in exchange for development fees, certain payments, royalties and manufacturing rights. The products are being marketed by ECR which also has the responsibility for regulatory matters. In addition to receiving revenues for manufacture of these products, Elite also receives a royalty on in-market sales.

         Lodrane 24(R), was first commercially offered in November 2004, and Elite's revenues for manufacturing the product and a royalty on sales for the years ended March 31, 2008, 2007 and 2006 aggregated $1,413,119, $1,143,841 and
$550,697 respectively. Lodrane 24D(R) was first commercially offered in December, 2006 and Elite's revenues for manufacturing the product and a royalty on sales for the years ended March 31, 2008 and March 31, 2007 aggregated $498,144 and $555,221 respectively.

PRODUCTS UNDER DEVELOPMENT

         ELI-154 AND ELI-216

         For ELI-154, Elite has developed a once-daily oxycodone formulation using its proprietary technology. An investigational new drug application or IND has been filed and Elite has completed two pharmacokinetic studies in healthy subjects that compared blood levels of oxycodone from dosing ELI-154 and the twice-a-day product that is on the market currently. ELI-154, when compared to twice-daily delivery, demonstrated an equivalent onset, more constant blood levels of the drug over the 24 hours and equivalent blood levels to the twice-a-day product at the end of 24 hours. We are now scaling up that product using commercial size equipment for manufacture of batches. Elite submitted a proposed clinical plan and received guidance from the FDA for this product. Elite has also requested a special protocol assessment ("SPA") for the ELI-154 Phase III protocol but has not yet received a final agreement for it. Elite is also evaluating developing this product for markets outside the U.S.

         ELI-216 utilizes our patent-pending abuse deterrent technology that is based on a pharmacological intervention approach. ELI-216 is a combination of a narcotic agonist, oxycodone hydrochloride, in a sustained release formulation intended for use in patients with moderate to severe chronic pain, and an antagonist, naltrexone hydrochloride, formulated to deter abuse of the drug. Both of these compounds, oxycodone hydrochloride and naltrexone hydrochloride, have been on the market for a number of years and sold separately in various dose strengths. Elite has filed an IND for the product and has tested the product in a series of pharmacokinetic studies. In single dose studies for ELI-216, it was demonstrated that no quantifiable blood levels of naltrexone hydrochloride were released at a limit of quantification ("LOQ") of 7.5 pg/ml. When crushed, however, naltrexone hydrochloride was released at levels that would be expected to eliminate the euphoria from the crushed oxycodone hydrochloride. This data is consistent with the premise of Elite's abuse resistant technology or ART, that essentially no naltrexone is released and absorbed when administered as intended.

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

         Elite met with the FDA in October 2006 for a Type C clinical guidance meeting regarding the NDA development program for ELI-216. Elite has incorporated the FDA's guidance into its developmental plan. Elite has begun scale up of ELI-216 to commercial size batches and Elite has obtained an SPA with the FDA for the ELI-216 Phase III protocol. Elite will conduct additional Phase I studies including, but not limited to, food effect, ascending dose and a multi-dose studies.

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

         MANUFACTURING, CO-DEVELOPMENT AND LICENSE AGREEMENTS

         On March 30, 2005, Elite entered into a three party agreement with Tish Technologies, Inc. and Harris Pharmaceuticals, Inc. ("HARRIS") for the co-development and license of a controlled-release generic product. The innovator has now received approval for an alternative dose form (a tablet rather than capsule) and has discontinued the original dose form. While a reference product remains for the capsule, the market opportunity has changed and this affects how we might commercialize the capsule dosage form. On June 19, 2006, we received written notice from Harris of Harris' intent to terminate the agreement in accordance with Section 9.3 of the agreement and therefore Elite is not currently going forward with the development of this product. As of the date hereof, Elite has received $29,700 for this development work.

         On June 21, 2005, Elite entered into a product development and commercialization agreement with IntelliPharmaCeutics Corp. ("IPC"), a privately held, specialty pharmaceutical Canadian company that develops generic controlled-release drug products. It is affiliated with IntelliPharmaCeutics, Ltd. The agreement provides for the co-development and commercialization of a controlled-released generic product. IPC has taken a formulation for the product into a pilot bioequivalence biostudy. Upon commercialization, Elite is to share the profits, if any, realized upon sales. A successful pivotal biostudy and an approved ANDA filing is required to commercialize this product.

         On December 12, 2005, Elite and IPC amended their obligations to suspend their obligations under their agreement with respect to the development and commercialization of the controlled-release drug product in Canada. IPC, in turn, entered into an agreement with ratiopharm, inc., a Canadian company, for the development and commercialization of the product in Canada and will pay Elite a certain percentage of any payments received by IPC with respect to the commercial sale of this product by ratiopharm, inc. in Canada.

         On June 22, 2005, Elite entered into a Product Development and License Agreement with PLIVA, Inc. ("PLIVA"), now a subsidiary of Barr Pharmaceuticals, Inc. providing, for the development and license of a controlled-released generic product. On June 28, 2007, shortly after the acquisition of Pliva by Barr Pharmaceuticals, Inc., Elite and Pliva terminated the Product Development and License Agreement and entered into a termination agreement according to which it was agreed that Elite owns all intellectual property rights relating to the controlled-released generic product under development and Pliva agreed to pay Elite $100,000 in discharge of outstanding payments under the Product Development and License Agreement.

         On January 10, 2006, Elite entered into an agreement with Orit Laboratories LLC ("ORIT"), an affiliate of Tish Technologies LLC, providing that Elite and Orit will co-develop and commercialize an extended-release drug product for treatment of anxiety, and, upon completion of development, may license it for manufacture and sale. Orit has been providing formulation and analytical resources for the development work. Elite's facility has been used for manufacture of development batches. There have been a number of generic approvals on this product and Elite has determined that it no longer is economically desirable to complete the development and to file this product. We are in discussion with Orit about terminating the agreement.

         On November 10, 2006, Elite entered into a product collaboration agreement with The PharmaNetwork, LLC ("TPN") for the development of the generic product equivalent of a synthetic narcotic analgesic drug product. TPN is to perform development services and prepare and file an ANDA in the name of TPN with the FDA. Elite is to provide development support, including the purchase of active pharmaceutical ingredients and materials and supplies to manufacture the batch, provide adequate facilities to TPN for use in its development work and following ANDA approval, Elite will manufacture the drug product developed. Elite is to pay TPN for the development services rendered upon the attainment of certain milestones. The out-of-pocket costs are to be shared by TPN and Elite, with TPN's obligation to be payable from the royalty compensation. We have completed the formulation development work and compilation of the ANDA submission is currently underway.

JOINT VENTURE WITH NOVEL

         Under the terms of the Strategic Alliance Agreement (the "ALLIANCE AGREEMENT"), dated as of December 6, 2006, between us, Dr. Veerappan S. Subramanian and VGS Pharma, LLC, a Delaware limited liability company ("VGS"), we and VGS jointly formed Novel Laboratories, Inc., a Delaware corporation ("NOVEL"), a specialty pharmaceutical company for the research, development, manufacturing, licensing and acquisition of specialty generic pharmaceuticals. Under the Alliance Agreement, we acquired 49% and VGS acquired 51% of Novel's Class A Voting Common Stock, for $9,800 and $10,200 respectively. In order to maintain our full 49% interest in Novel, we had agreed to provide additional cash contributions to Novel upon achievement by Novel of certain performance milestones. While the contributions were not mandatory obligations of Elite, under the Stockholders Agreement, dated as of December 6, 2006, between Elite and VGS, if we did not fund an agreed upon contribution after the occurrence of the related performance milestone, VGS would have the right to purchase from us a pre-defined portion of our shares of Class A Voting Common Stock, resulting in a decrease in our ownership interest in Novel.

         Subsequent to the entry into the Alliance Agreement, we and VGS agreed that the performance milestones relating to the funding of our remaining $20,000,000 of cash contributions would be (i) $10,000,000 upon the submission to the FDA of three abbreviated new drug applications (ANDAs) related to three different prospective products developed by Novel and (ii) $10,000,000 upon the submission to the FDA of three ANDAs related to at least three additional different prospective products developed by Novel. In October 2007, we were notified by Novel of the submission to the FDA of its third ANDA and, pursuant to the terms of the Alliance Agreement, we requested and received, in November 2007, written evidence verifying that such ANDA filings related to prospective products developed by Novel.

         At the end of 2007, we elected not to fund our remaining contributions to Novel upon the terms set forth in the Alliance Agreement because we had reached agreement with the FDA under a Special Protocol Assessment on the Phase III clinical trial of ELI-216, our abuse deterrent oxycodone product, and determined that our funds would be better used to support the clinical trials for ELI-216. We and VGS negotiated alternative structures that would permit investments by us at valuations which differed from those set forth in the

Alliance Agreement, however VGS and we were unable to agree upon an alternative acceptable to both parties. Accordingly, upon our determination not to fund our remaining contributions to Novel at the valuation set forth in the Alliance Agreement, VGS exercised its rights to purchase from us our shares of Class A Voting Common Stock of Novel proportionate to the amount of remaining contributions which were not funded by us. As a result, our remaining ownership interest in Class A Voting Common Stock of Novel is approximately 10% of the outstanding shares of Class A Voting Common Stock of Novel.

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

         We have pending applications for three United States patents. The pending patent applications relate to two different controlled-release pharmaceutical products on which we are working. Two of these patents are for an opioid agonist and antagonist product that we are developing to be used with oxycodone and other opioids to minimize the abuse potential for the opioids. Another U.S. patent is for formulation of oral sustained-release opioids intended to improve the delivery of the opioids. We intend to apply for patents for other products in the future; however, there can be no assurance that any of the pending applications or other applications which we may file will be granted. We have also filed corresponding foreign applications for key patents.

         Prior to the enactment in the United States of new laws adopting certain changes mandated by the General Agreement on Tariffs and Trade (GATT), the exclusive rights afforded by a U.S. Patent were for a period of 17 years measured from the date of grant. Under GAAT, the term of any U.S. Patent granted on an application filed subsequent to June 8, 1995 terminates 20 years from the date on which the patent application was filed in the United States or the first priority date, whichever occurs first. Future patents granted on an application filed before June 8, 1995, will have a term that terminates 20 years from such date, or 17 years from the date of grant, whichever date is later.

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

         After Phase I testing, extensive efficacy and safety studies in patients must be conducted. After completion of the required clinical testing, an NDA is filed, and its approval, which is required for marketing in the United States, involves an extensive review process by the FDA. The NDA itself is a complicated and detailed application and must include the results of extensive clinical and other testing, the cost of which is substantial. However, the NDA filings contemplated by us, which are already marketed drugs, would be made under Sections 505 (b)(1) or 505 (b)(2) of the Drug Price Act, which do not require certain studies that would otherwise be necessary; accordingly, the development timetable should be shorter. While the FDA is required to review applications within a certain timeframe, during the review process, the FDA frequently requests that additional information be submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is actually approved, there can be no assurance that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of our developed products are also subject to FDA regulation. It is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product.

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

         ANDAS

         The FDA approval procedure for an ANDA differs from the procedure for a NDA in that the FDA waives the requirement of conducting complete clinical studies, although it normally requires bioavailability and/or bioequivalence studies. "Bioavailability" indicates the rate and extent of absorption and levels of concentration of a drug product in the blood stream needed to produce a therapeutic effect. "Bioequivalence" compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of the active drug substance in the body are equivalent for the generic drug and the previously approved drug. An ANDA may be submitted for a drug on the basis that it is the equivalent of a previously approved drug or, in the case of a new dosage form, is suitable for use for the indications specified.

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

         CONTROLLED SUBSTANCES

         We are also subject to federal, state, and local laws of general applicability, such as laws relating to working conditions. We are also licensed by, registered with, and subject to periodic inspection and regulation by the Drug Enforcement Agency ("DEA") and New Jersey state agencies, pursuant to federal and state legislation relating to drugs and narcotics. Certain drugs that we currently develop or may develop in the future may be subject to regulations under the Controlled Substances Act and related statutes. As we manufacture such products, we may become subject to the Prescription Drug Marketing Act, which regulates wholesale distributors of prescription drugs.

GMP

         All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must be operated in conformity with GMP regulations issued by the FDA. We engage in manufacturing on a commercial basis for distribution of products, and operate our facilities in accordance with GMP regulations. If we hire another company to perform contract manufacturing for us, we must ensure that our contractor's facilities conform to GMP regulations.

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

         In addition to competitors that are developing products based on drug delivery technologies, there are also companies that have announced that they are developing opioid abuse deterrent products that might compete directly or indirectly with Elite's products. These include, but are not limited to Alpharma, Inc., Pain Therapeutics (which has an agreement with Durect Corporation), Shire Pharmaceuticals Group plc (which purchased New River Pharmaceuticals Inc.), Endo Pharmaceuticals, Inc. through an agreement with Collegium Pharmaceuticals, Inc., Purdue Pharma LP, and Acura Pharmaceuticals, Inc.

         We also face competition in the generic pharmaceutical market. The principal competitive factors in the generic pharmaceutical market include: (i) introduction of other generic drug manufacturers' products in direct competition with our products under development, (ii) introduction of authorized generic products in direct competition with any of our products under development, particularly if such products are approved and sold during exclusivity periods,
(iii) consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups, (iv) ability of generic competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits, (v) the willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, (vi) pricing pressures and product deletions by competitors, (vii) a company's reputation as a manufacturer and distributor of quality products, (viii) a company's level of service (including maintaining sufficient inventory levels for timely deliveries), (ix) product appearance and labeling and (x) a company's breadth of product offerings.

SOURCES AND AVAILABILITY OF RAW MATERIALS; MANUFACTURING

         We manufacture for commercial sale by our partner, ECR, two products, Lodrane 24(R) and Lodrane 24D(R), for which to date we have obtained sufficient amounts of the raw materials for its production. We are not currently in the manufacturing phase for any other products and do not expect that significant amounts of raw materials will be required for their production. We currently obtain the raw materials that we need from over twenty suppliers.

         We have acquired pharmaceutical manufacturing equipment for manufacturing our products. We have registered our facilities with the FDA and the DEA.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

         Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues therefore the termination of a contract with a customer may result in the loss of substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have an agreement with ECR which sells and distributes two products that we manufacture: Lodrane 24(R) and Lodrane 24D(R). We receive revenues to manufacture these products and also receive royalties based on in-market sales of the products. These are our only products that are being sold commercially now and are the primary source of our revenue currently. We receive development fees or milestone payments under some of the co-development agreements with partners, but these fees are currently small compared to the Lodrane 24(R) and Lodrane 24D(R) revenues.

EMPLOYEES

         As of June 18, 2008, we had 34 full-time employees and no part-time employees. Full-time employees are engaged in administration, research and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

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

WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES.

         To date, we have not been profitable, and since our inception in 1990, we have not generated any significant revenues. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have sustained losses in each year since our incorporation in 1990. We incurred net losses of $13,893,060, $11,803,512, $6,883,914, $5,906,890 and $6,514,217 for
the years ended March 31, 2008, 2007, 2006, 2005 and 2004, respectively. We expect to realize significant losses for the current year of operation and to continue to incur losses until we are able to generate sufficient revenues to support our operations and offset operating costs.

THERE IS DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We estimate that our cash reserves will be sufficient to permit us to continue at our anticipated level of operations until September 30, 2008. During 2008, we will require additional funding to continue our research and development programs, including clinical testing of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We intend to use our cash reserves, as well as other funds in the event that they shall be available on commercially reasonable terms, to finance these activities and other activities described herein, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. If sufficient capital is not available, we would likely be required to scale back or terminate our research and development efforts. See "RISK FACTORS -- IF WE ARE UNABLE TO OBTAIN

ADDITIONAL FINANCING NEEDED FOR THE EXPENDITURES FOR THE DEVELOPMENT AND COMMERCIALIZATION OF OUR DRUG PRODUCTS, IT WOULD IMPAIR OUR ABILITY TO CONTINUE TO MEET OUR BUSINESS OBJECTIVES".

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING NEEDED FOR THE EXPENDITURES FOR THE DEVELOPMENT AND COMMERCIALIZATION OF OUR DRUG PRODUCTS, IT WOULD IMPAIR OUR ABILITY TO CONTINUE TO MEET OUR BUSINESS OBJECTIVES.

         We continue to require additional financing to ensure that we will be able to meet our expenditures to develop and commercialize our products. As of March 31, 2008, we had cash and cash equivalents of $3.7 million. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital requirements until September 30, 2008. We will require additional funding to continue our research and development programs, including clinical testing of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We are considering a number of different financing alternatives and we intend to seek additional capital in 2008 through private financing or collaborative agreements. However, no assurance can be given that we will consummate a financing or that any material cash will be generated to us therefrom. Other possible sources of the required financing are income from product sales or sales of market rights, income from co-development or partnering arrangements and the cash exercise of warrants and options that are currently outstanding. No representation can be made that we will be able to obtain such revenue or additional financing or if obtained it will be on favorable terms, or at all. No assurance can be given that any offering if undertaken will be successfully concluded or that if concluded the proceeds will be material. If adequate funds are not available to us as we need them, we will be required to curtail significantly or delay or eliminate one or more product development programs which would impair our ability to meet our business objectives.

IF NOVEL LABORATORIES ISSUES ADDITIONAL EQUITY IN THE FUTURE OUR EQUITY INTEREST IN NOVEL MAY BE DILUTED, RESULTING IN A DECREASE IN OUR SHARE OF REVENUE AND CASH FLOW GENERATED BY NOVEL.

         As a result of our determination not to fund our remaining contributions to Novel at the valuation set forth in the Alliance Agreement and the resulting purchase from us of a portion of our shares of Class A Voting Common Stock of Novel by VGS Pharma, LLC, our remaining ownership interest in equity of Novel was reduced to approximately 10% of the outstanding shares of Novel. Novel may seek to raise additional operating capital in the future and may do so by the issuance of equity. If Novel issues additional equity our future equity interest in Novel will decrease and we will be entitled to a decreased portion of any revenue and cash flow which Novel may generate in the future.

SUBSTANTIALLY ALL OF OUR PRODUCT CANDIDATES ARE AT AN EARLY STAGE OF DEVELOPMENT AND ONLY A PORTION OF THESE ARE IN CLINICAL DEVELOPMENT.

         Other than ELI-154 which is in Phase III clinical development and ELI-216 which is in Phase III clinical development, our three other product candidates are still at an early stage of development. We do not have any products that are commercially available other than Lodrane 24(R) and Lodrane 24D(R). We will need to perform additional development work for all of our product candidates in our pipeline before we can seek the regulatory approvals necessary to begin commercial sales.

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

IF OUR COLLABORATION OR LICENSING ARRANGEMENTS ARE UNSUCCESSFUL, OUR REVENUES AND PRODUCT DEVELOPMENT MAY BE LIMITED.

         We have entered into several collaboration and licensing arrangements for the development of generic products. However, there can be no assurance that any of these agreements will result in FDA approvals, or that we will be able to market any such finished products at a profit. Collaboration and licensing arrangements pose the following risks:

    o collaborations and licensing arrangements may be terminated, in which case we will experience increased operating expenses and capital requirements if we elect to pursue further development of the product candidate;
    o collaborators and licensees may delay clinical trials and prolong clinical development, under-fund a clinical trial program, stop a clinical trial or abandon a product candidate;
    o expected revenue might not be generated because milestones may not be achieved and product candidates may not be developed;
    o collaborators and licensees could independently develop, or develop with third parties, products that could compete with our future products;
    o the terms of our contracts with current or future collaborators and licensees may not be favorable to us in the future;
    o a collaborator or licensee with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;
    o disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant and costly litigation or arbitration; and
    o one or more third party developers could obtain approval for a similar product prior to the collaborator or licensee resulting in unforeseen price competition in connection with the development product.

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

         There may also be situations where we use our business judgment and decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement include, among other things, damages measured by the profits lost by the patent owner and not by the profits earned by the infringer. In the case of a willful infringement, the definition of which is subjective, such damages may be trebled. Moreover, because of the discount pricing typically involved with bioequivalent products, patented brand products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in a case such as this or in other similar litigation could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock, par value $0.01 per share (the "COMMON STOCK") to decline.

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

         As we expand our presence in the generic pharmaceuticals market our product candidates may face intense competition from brand-name companies that have taken aggressive steps to thwart competition from generic companies. In particular, brand-name companies continue to sell or license their products directly or through licensing arrangements or strategic alliances with generic pharmaceutical companies (so-called "authorized generics"). No significant regulatory approvals are required for a brand-name company to sell directly or through a third party to the generic market, and brand-name companies do not face any other significant barriers to entry into such market. In addition, such companies continually seek to delay generic introductions and to decrease the impact of generic competition, using tactics which include:

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

         Our success depends in large part on our ability to attract and retain highly qualified scientific, technical and business personnel experienced in the development, manufacture and marketing of oral, controlled-release drug delivery systems and generic products. Our business and financial results could be materially harmed by the inability to attract or retain qualified personnel.

IF WE WERE SUED ON A PRODUCT LIABILITY CLAIM, AN AWARD COULD EXCEED OUR INSURANCE COVERAGE AND COST US SIGNIFICANTLY.

         The design, development and manufacture of our products involve an inherent risk of product liability claims. We have procured product liability insurance; however, a successful claim against us in excess of the policy limits could be very expensive to us, damaging our financial position. The amount of our insurance coverage, which has been limited due to our limited financial resources, may be materially below the coverage maintained by many of the other companies engaged in similar activities. To the best of our knowledge, no product liability claim has been made against us as of

March 31, 2008.

                        RISKS RELATED TO OUR COMMON STOCK

FUTURE SALES OF OUR COMMON STOCK COULD LOWER THE MARKET PRICE OF OUR COMMON
STOCK.

         Sales of substantial amounts of our shares in the public market could harm the market price of our Common Stock, even if our business is doing well. A significant number of shares of our Common Stock are eligible for sale in the public market under SEC Rule 144 subject in some cases to volume and other limitations. In addition, we filed a registration statement for the resale of 6,465,504 shares of Common Stock issuable upon conversion of outstanding shares of our Series C 8% Convertible Preferred Stock, par value $0.01 per share (the "SERIES C PREFERRED STOCK") issued in the private placement that closed on April 24, 2007, 4,187,643 shares of Common Stock issuable in satisfaction of certain Series C Preferred Stock dividend obligations and 2,133,606 shares of Common Stock issuable upon exercise of warrants issued in the private placement; and a registration statement for the resale of 957,396 shares of Common Stock and 478,698 shares of Common Stock issuable upon the exercise of warrants issued to VGS Pharma, an affiliate of Veerappan Subramanian, one of our directors and former acting Chief Scientific Officer and 1,750,000 shares of Common Stock issuable upon the exercise of options granted to Dr. Subramanian of which 750,000 options have since expired; and a registration statement for the resale of 1,313,747 shares of Common Stock issuable upon conversion of outstanding shares of our Series C Preferred Stock issued in a private placement that closed on July 17, 2007 and in satisfaction of certain Series C Preferred Stock dividend obligations and 242,068 shares of Common Stock issuable upon exercise of warrants issued in the private placement.

         Due to the foregoing factors sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

OUR STOCK PRICE HAS BEEN VOLATILE AND MAY FLUCTUATE IN THE FUTURE.

         There has been significant volatility in the market prices for publicly traded shares of pharmaceutical companies, including ours. For the twelve months ended March 31, 2008, the closing sale price on the American Stock Exchange ("AMEX") of our Common Stock fluctuated from a high of $2.75 per share to a low of $0.78 per share. The per share price of our Common Stock may not remain at or exceed current levels. The market price for our Common Stock, and for the stock of pharmaceutical companies generally, has been highly volatile. The market price of our Common Stock may be affected by:

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

         On January 4, 2006, we received a letter from the AMEX notifying us that, based on our unaudited financial statements as of September 30, 2005, we were not in compliance with the continued listing standards set forth in the AMEX Company Guide in that under one listing standard our shareholders' equity is less than $4,000,000 and we had losses from continuing operations and/or net losses in three of our four most recent fiscal years and under another listing standard our shareholders' equity is less than $6,000,000 and we had losses from continuing operations and/or net losses in our five most recent fiscal years. At the request of AMEX, we submitted a plan on February 3, 2006 advising AMEX of action, we had taken and will take, to bring ourselves in compliance with the continued listing standards within a maximum of 18 months from January 4, 2006. On March 15, 2006, we completed a private placement of our Series B 8% Convertible Preferred Stock, par value $0.01 per share (the "SERIES B PREFERRED STOCK") and warrants to purchase Common Stock. We received $10,000,000 in gross proceeds from the private placement. On March 21, 2006, we submitted an update to the plan we had previously submitted on February 6, 2006. Upon notice of the March 2006 private placement and the acceptance of the updated plan, AMEX allowed us to maintain our AMEX listing, subject to periodic review of the our progress by the AMEX staff. If we are not in compliance with the continued listing standards, AMEX may then initiate delisting proceedings. The failure to maintain listing of our Common Stock on AMEX will have an adverse effect on the market and the market price for our Common Stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the three months ended March 31, 2008.

         Stockholders at the Company's Annual Meeting of Stockholders held on June 26, 2008 took the following actions:

         1.   Elected its four Directors.

                                    No. of Votes For       No. of Votes Against

         Bernard Berk               16,460,240             3,161,806
         Barry Dash                 17,692,942             1,931,104
         Robert Levensen            17,692,942             1,931,104
         Melvin Van Woert           16,937,460             2,684,586


         2. Approved the proposal to approve and ratify the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 65,000,000 to 150,000,000 by a vote of a majority of the shares of Common Stock outstanding:
              16,774,807 shares for, 2,843,614 shares against and 28,854 shares abstaining.

         3. Approved the proposal to approve and ratify the amendment to the Company's Certificate of Incorporation to provide that holders of Common Stock are not entitled to vote on any amendment to the Company's Certificate of Incorporation (including any Preferred Stock certificate of designation) that relates solely to the terms of one or more outstanding series of the Company's Preferred Stock if the holders of such affected series are entitled to vote on such amendment by a vote of a majority of the shares of Common Stock outstanding: 13,645,843 shares for, 5,946,664 shares against and 29,537 shares abstaining.

         4. Did not approve the proposal to ratify certain amendments made to the Company's Certificate of Incorporation which relate solely to the Series B Preferred Stock which were previously approved by a majority of the holders of the Series B Preferred Stock by a vote of less than a majority of the Common Stock outstanding: 4,393,575 shares for, 1,492,691 shares against and 61,450 shares abstaining.

         5. Approved the proposal to approve and ratify the amendment to the Company's Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the Stock Option Plan from 7,000,000 shares to 10,000,000 shares by a vote of a majority of the shares voting in person or proxy: 4,057,474 shares for, 209,460 shares against and 219,313 shares abstaining.

         6. Approved the engagement of Miller, Ellin & Company LLP as the Company's independent auditors for the year ended March 31, 2008 by a vote of a majority of the shares voting in person or by proxy: 19,193,274 shares for, 209,460 shares against and 219,313 shares abstaining.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Common Stock is quoted on the American Stock Exchange under the symbol "ELI". The following table shows, for the periods indicated, the high and low sales prices per share of our Common Stock as reported by the American Stock Exchange.

                                COMMON STOCK

         QUARTER ENDED                                        HIGH          LOW

         FISCAL YEAR ENDING MARCH 31, 2008:

         March 31, 2008.......................................$1.80       $0.72
         December 31, 2007....................................$2.75       $1.45
         September 30, 2007...................................$2.77       $1.95
         June 30, 2007 .......................................$2.70       $2.08

         FISCAL YEAR ENDING MARCH 31, 2007:

         March 31, 2007.......................................$2.40       $1.94
         December 31, 2006....................................$2.49       $2.02
         September 30, 2006...................................$2.46       $2.03
         June 30, 2006 .......................................$2.54       $2.02

         On June 18, 2008, the last reported sale price of our Common Stock, as reported by the American Stock Exchange, was $0.50 per share.

         As of June 18, 2008, there were approximately 115 holders of record and, we believe, approximately 2,482 are beneficial owners of our Common Stock. We are informed and believe that as of June 18, 2008, Cede & Co. held 20,756,593 shares of our Common Stock as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004. It is our understanding that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership therein and that such shares are held for the account of numerous other persons.

         We have never paid cash dividends on our Common Stock. During the fiscal year ended March 31, 2008, we have paid dividends in the aggregate principal amount of $2,104,797 on our Series B Preferred Stock and Series C Preferred Stock. Such amount reflects $474,087 paid in cash and 1,116,173 shares of Common Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

         Please see our Quarterly Reports on Form 10-Q for the three month periods ending June 30, 2007, September 30, 2007 and December 31, 2007 and our Current Reports on Form 8-K dated April 25, 2007, July 17, 2007 and January 3, 2008, for information concerning our issuances of unregistered securities during the 12 months ended March 31, 2008.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information regarding Elite's equity compensation plans as of March 31, 2008.


                                                                                                 Number of
                                   Number of                                                securities remaining
                                  securities                                                available for future
                               to be issued upon              Weighted-average                 issuance under
                                  exercise of                exercise price per             equity compensation
                             outstanding options,           share of outstanding              plans (excluding
                                 warrants and               options, warrants and           securities reflected
Plan Category                       rights                         rights                      in column (a))
-------------                --------------------           ---------------------           ---------------------
                                      (a)                            (b)                            (c)
Equity compensation
   plans approved by
   security holders                   4,468,300(1)                  $2.18                              2,531,700

Equity compensation
   plans not approved
   by security holders                1,075,000(2)                  $2.06                                     --
                        ------------------------     ------------------------------------ -----------------------
Total:                                5,543,300                     $2.16                              2,531,700
                        ------------------------     ------------------------------------ -----------------------

(1) Stock options issued under the 2004 Stock Option Plan

(2) Represents 1,000,000 non-qualified options issued to Veerappan Subramanian and 75,000 non-qualified options to The Investor Relations Group.

         2004 STOCK OPTION PLAN

         Our 2004 Stock Option Plan (the "STOCK OPTION PLAN") permits us to grant both incentive stock options ("INCENTIVE STOCK OPTIONS" or "ISOS") within the meaning of Section 422 of the Internal Revenue Code (the "CODE"), and other options which do not qualify as Incentive Stock Options (the "NON-QUALIFIED OPTIONS") to employees, officers, Directors of and consultants to Elite.

         Unless earlier terminated by the Board of Directors, the Stock Option Plan (but not outstanding options issued thereunder) terminates on March 1, 2014, after which no further awards may be granted under the Stock Option Plan. The Stock Option Plan is administered by the full Board of Directors or, at the Board of Directors' discretion, by a committee of the Board of Directors consisting of at least two persons who are "disinterested persons" as defined under Rule 16b-2(c)(ii) under the Securities Exchange Act of 1934, as amended (the "Committee").

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

         Optionees have no voting, dividend or other rights as stockholders with respect to shares of Common Stock covered by options prior to becoming the holders of record of such shares. The purchase price upon the exercise of options may be paid in cash, by certified bank or cashier's check, by tendering stock held by the Optionee, as well as by cashless exercise either through the surrender of other shares subject to the option or through a broker. The total number of shares of Common Stock available under the Stock Option Plan, and the number of shares and per share exercise price under outstanding options will be appropriately adjusted in the event of any stock dividend, reorganization, merger or recapitalization or similar corporate event. Subject to limitations set forth in the Stock Option Plan, the terms of option agreements will be determined by the Board of Directors or Committee, and need not be uniform among Optionees.

         The Board of Directors may at any time terminate the Stock Option Plan or from time to time make such modifications or amendments to the Stock Option Plan as it may deem advisable and the Board of Directors or Committee may adjust, reduce, cancel and regrant an unexercised option if the fair market value declines below the exercise price except as may be required by any national stock exchange or national market association on which the Common Stock is then listed. In no event may the Board of Directors, without the approval of stockholders, amend the Stock Option Plan to increase the maximum number of shares of Common Stock for which options may be granted under the Stock Option Plan or change the class of persons eligible to receive options under the Stock Option Plan.

FEDERAL INCOME TAX CONSEQUENCES. The following is a brief discussion of the Federal income tax consequences of transactions under the Stock Option Plan. This discussion is not intended to be exhaustive and does not describe state or local tax consequences.

INCENTIVE OPTIONS

         No taxable income is realized by the Optionee upon the grant or exercise of an Incentive Option, except as noted below with respect to the alternative minimum tax. If Common Stock is issued to an Optionee pursuant to the exercise of an Incentive Option, and if no disqualifying disposition of such shares is made by such Optionee within two years after the date of grant or within one year after the transfer of such shares to such Optionee, then (1) upon sale of such shares, any amount realized in excess of the option price will be taxed to such Optionee as a long-term capital gain and any loss sustained will be a long-term capital loss, and (2) no deduction will be allowed to the Optionee's employer for Federal income tax purposes.

         Except as noted below for corporate "insiders," if the Common Stock acquired upon the exercise of an Incentive Stock Option is disposed of prior to the expiration of either holding period described above, generally (1) the Optionee will realize ordinary income in the year of disposition in an amount equal to the excess (if any) of the fair market value of such shares at exercise (or, if less, the amount realized on the disposition of such shares) over the option price paid for such shares and (2) the Optionee's employer will be entitled to deduct such amount for Federal income tax purposes if the amount represents an ordinary and necessary business expense. Any further gain (or loss) realized by the Optionee will be taxed as short-term or long-term capital gain (or loss), as the case may be, and will not result in any deduction by the employer.

         Subject to certain exceptions for disability or death, if an Incentive Stock Option is exercised more than three months following termination of employment, the exercise of the Option will generally be taxed as the exercise of a Non-Qualified Option.

         For purposes of determining whether an Optionee is subject to any alternative minimum tax liability, an Optionee who exercises an Incentive Stock Option generally would be required to increase his or her alternative minimum taxable income, and compute the tax basis in the stock so acquired, in the same manner as if the Optionee had exercised a Non-Qualified Option. Each Optionee is potentially subject to the alternative minimum tax. In substance, a taxpayer is required to pay the higher of his/her alternative minimum tax liability or his/her "regular" income tax liability. As a result, a taxpayer has to determine his potential liability under the alternative minimum tax.

NON-QUALIFIED OPTIONS

         With respect to Non-Qualified Options: (1) no income is realized by the Optionee at the time the Option is granted; (2) generally, at exercise, ordinary income is realized by the Optionee in an amount equal to the difference between the option price paid for the shares and the fair market value of the shares, if unrestricted, on the date of exercise, and the Optionee's employer is generally entitled to a tax deduction in the same amount subject to applicable tax withholding requirements; and (3) at sale, appreciation (or depreciation) after the date of exercise is treated as either short-term or long-term capital gain (or loss) depending on how long the shares have been held.

         Pursuant to Section 409A of the Internal Revenue Code (the "CODE"), Non-Qualified Options must be issued at fair market value at the time of the grant in order to achieve the federal tax consequences described above and to avoid substantial penalties.

COMPLIANCE WITH SECTION 409A OF THE CODE

         To the extent that the Board of Directors or Committee determines that any option granted under the Stock Option Plan is subject to Section 409A of the Code, the award agreement evidencing such option shall incorporate the terms and conditions required by Section 409A. To the extent applicable, the Stock Option Plan and award agreements shall be interpreted in accordance with Section 409A. Notwithstanding any provision of the Stock Option Plan to the contrary, in the event that, following the effective date of this amendment to the Stock Option Plan, the Board of Directors or Committee determines that any option may be subject to Section 409A of the Code, the Board of Directors or Committee may adopt such amendments to the Stock Option Plan and the applicable award agreement or adopt such other policies and procedures (including amendments, policies and procedures with retroactive effect), or take any other actions that the Board of Directors or Committee determines are necessary or appropriate to (a) exempt the option from Section 409A and/or preserve the intended tax treatment of the benefits provided with respect to the option or (b) comply with the requirements of Section 409A of the Code.

SPECIAL RULES APPLICABLE TO CORPORATE INSIDERS

         As a result of the rules under Section 16(b) of the Exchange Act, "insiders" (as defined in the Securities Exchange Act of 1934), depending upon the particular exemption from the provisions of Section 16(b) utilized, may not receive the same tax treatment as set forth above with respect to the grant and/or exercise of options. Generally, insiders will not be subject to taxation until the expiration of any period during which they are subject to the liability provisions of Section 16(b) with respect to any particular option. Insiders should check with their own tax advisers to ascertain the appropriate tax treatment for any particular option.

COMPARATIVE STOCKHOLDER RETURN

         The graph that follows compares the yearly percentage change in Elite's cumulative total stockholder return on its Common Stock for the five year period ended March 31, 2008 with the cumulative total stockholder return of (1) all United States companies traded on the American Stock Exchange (where Elite's Common Stock is now traded) and (2) all companies traded on the American Stock Exchange which carry the Standard Industrial Classification (SIC) code 283 (Pharmaceuticals). The table was prepared by the Research Data Group, Inc.

         Elite's Common Stock was traded on the NASDAQ over-the-counter bulletin board from July 23, 1998 until February 24, 2000. Elite's Common Stock began trading on the American Stock Exchange on February 24, 2000. Elite's fiscal year ends on March 31.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
           Among Elite Pharmaceuticals Inc, The AMEX Composite Index
                  And Amex Stocks (SIC 2830-2839 US Companies)

             [DATA BELOW REPRESENTS A LINE GRAPH IN PRINTED PIECE]

         ELITE PHARMACEUTICALS INC    AMEX COMPOSITE    AMEX STOCKS (SIC 2830-2839 US
                                                                  COMPANIES)
 3/03              100.00                  100.00                 100.00
 4/03               98.69                  102.41                 112.88
 5/03              137.25                  112.28                 132.93
 6/03              186.27                  116.45                 157.11
 7/03              160.13                  114.15                 159.02
 8/03              182.35                  117.99                 162.88
 9/03              189.54                  122.38                 172.66
10/03              209.80                  130.63                 188.07
11/03              209.15                  134.87                 194.84
12/03              196.08                  143.10                 209.13
 1/04              241.83                  146.38                 213.78
 2/04              163.40                  153.00                 211.93
 3/04              194.12                  154.59                 213.21
 4/04              212.42                  146.95                 198.59
 5/04              196.08                  145.51                 190.77
 6/04              150.98                  150.55                 190.49
 7/04              143.79                  148.89                 153.66
 8/04               85.62                  149.57                 142.78
 9/04               78.43                  154.14                 151.15
10/04              114.38                  159.18                 158.23
11/04              212.42                  171.27                 175.06
12/04              239.87                  175.85                 187.83
 1/05              271.24                  175.10                 172.45
 2/05              313.07                  185.97                 164.87
 3/05              287.58                  181.53                 151.12
 4/05              232.03                  178.70                 148.43
 5/05              196.08                  181.88                 154.59
 6/05              201.31                  192.51                 152.30
 7/05              189.54                  197.64                 156.91
 8/05              179.74                  206.60                 143.43
 9/05              194.77                  217.10                 133.66
10/05              160.13                  202.71                 129.66
11/05              118.30                  207.56                 136.48
12/05              120.26                  216.73                 134.48
 1/06              132.68                  229.93                 162.36
 2/06              152.29                  227.67                 171.00
 3/06              162.75                  240.62                 176.01
 4/06              149.02                  247.53                 178.18
 5/06              143.79                  237.77                 167.33
 6/06              150.33                  237.15                 160.31
 7/06              143.79                  239.39                 154.96
 8/06              156.86                  248.53                 166.57
 9/06              156.21                  238.63                 162.92
10/06              133.33                  245.10                 169.23
11/06              139.22                  259.72                 176.88
12/06              142.48                  258.04                 181.77
 1/07              130.72                  263.15                 189.32
 2/07              131.37                  262.94                 179.35
 3/07              153.59                  271.66                 181.62
 4/07              144.44                  275.04                 176.80
 5/07              150.33                  294.64                 191.49
 6/07              167.32                  293.49                 190.72
 7/07              153.59                  282.71                 179.56
 8/07              156.86                  278.18                 174.71
 9/07              150.33                  299.45                 190.97
10/07              179.74                  312.46                 203.12
11/07              137.25                  293.16                 192.66
12/07              135.95                  299.65                 181.77
 1/08               59.48                  277.04                 154.24
 2/08              101.31                  290.81                 123.74
 3/08               60.13                  281.78                 120.79

ITEM 6. SELECTED FINANCIAL DATA

         The following consolidated selected financial data, at the end of and for the last five fiscal years, should be read in conjunction with our Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The consolidated selected financial data are derived from our audited Consolidated Financial Statements. The audit report of Miller, Ellin & Company, LLP, our independent auditors, for the three years ended March 31, 2008, 2007 and 2006 is included herein. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

                                      2008             2007            2006             2005              2004
                                ----              ----             ----            ----              ----
Net revenues              $      1,413,119   $    1,143,841   $     550,697   $      301,480    $      258,250
Net (loss)                $    (13,893,060)  $  (11,803,512)  $  (6,883,914)  $   (5,906,890)   $   (6,514,217
Net (loss) per common
share                     $          (0.73)  $        (0.64)  $       (0.49)  $        (0.47)   $        (0.58)
Total assets              $     15,310,270   $    9,208,006   $  15,702,241   $    9,245,292    $    7,853,434
Long-term obligations     $      3,637,388   $    3,795,000   $   3,980,000   $    2,367,128    $    2,495,000
Weighted average
number of common
shares outstanding              21,801,042       19,815,780      18,463,514       12,869,924        11,168,618

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The following discussion and analysis should be read with the financial statements and accompanying notes, included elsewhere in this Annual Report on Form 10-K. It is intended to assist the reader in understanding and evaluating our financial position.

OVERVIEW

         We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled-release products. We develop oral, controlled-release products using proprietary technology. Our strategy includes improving off-patent drug products for life cycle management and developing generic versions of controlled release drug products with high barriers to entry. Our technology is applicable to develop delayed, sustained or targeted release pellets, capsules, tablets, granules and powders.

         We have two products, Lodrane 24(R) and Lodrane 24D(R), currently being sold commercially, and a pipeline of five drug candidates under development in the therapeutic areas that include pain management, allergy and infection. Of the products under development, ELI-216, an abuse deterrent oxycodone product, and ELI-154, a once daily oxycodone product, are in clinical trials and we have completed pilot studies on two of our generic product candidates. The addressable market for the pipeline of products exceeds $6 billion. Our facility in Northvale, New Jersey also is a Good Manufacturing Practice ("GMP") and DEA registered facility for research, development and manufacturing.

         In January 2006, the FDA accepted our IND for ELI-154, our once-a-day oxycodone painkiller. We completed a second pharmacokinetic study to evaluate ELI-154's sustained release formation in 2006. In December 2007, we submitted to the FDA a Special Protocol Assessment ("SPA") for the Phase III protocol for ELI-154. We are currently scaling up the product and expect to wait until we reach agreement with the FDA on this SPA before beginning the Phase III. Currently there is no once-daily oxycodone available. We estimate that the U.S. market for sustained release, twice-daily oxycodone was about $1.6 billion as of September, 2006.

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

         At the end of 2006, we entered into a joint venture with VGS Pharma, LLC ("VGS") and created Novel Laboratories, Inc. ("NOVEL"), a privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals. Novel's business strategy is to focus on its core strength in identifying and timely executing niche business opportunities in the generic pharmaceutical area.

         At the end of 2007, we elected not to fund our remaining contributions to Novel upon the terms set forth in the Alliance Agreement because we had reached agreement with the FDA under a SPA on the Phase III clinical trial of ELI-216, our abuse deterrent oxycodone product and determined that our funds would be better used to support the clinical trials for ELI-216. Upon our determination not to fund our remaining contributions to Novel at the valuation set forth in the Alliance Agreement, VGS exercised its rights to purchase from us our shares of Class A Voting Common Stock of Novel proportionate to the amount of remaining contributions which were not funded by us. As a result, our remaining ownership interest in Class A Voting Common Stock of Novel is approximately 10% of the outstanding shares of Class A Voting Common Stock of Novel.

         Until VGS purchased our shares of Class A Voting Common Stock of Novel, Novel was consolidated into our financial statements as a "variable interest entity" because of the extent of its dependence on the Company. Since then, Novel is no longer considered a "variable interest entity" of the Company and therefore is not consolidated into our financial statements. Accordingly, the information in our Quarterly Report on Form 10-Q consolidates the results of operations of Novel for the six months ended September 30, 2007. As of October 1, 2007, Elite deconsolidated its financial statements from that of Novel. Our investment in Novel was decreased from $7,009,800 to $3,329,322 to recognize the cumulative losses of $3,672,638 from Novel from inception through September 30, 2007 and the return of 80% of our initial investment of $9,800.

STRATEGY

         We are focusing our efforts on the following areas: (i) development of our pain management products, (ii) manufacture of Lodrane 24(R) and Lodrane 24D(R) products; (iii) development of the other products in our pipeline; (iv) commercial exploitation of our products either by license and the collection of royalties, or through the manufacture of our formulations, and (v) development of new products and the expansion of our licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations, including Novel.

         We are focusing on the development of various types of drug products, including branded drug products (which require NDAs) under Section 505(b)(1) or 505(b)(2) of the Drug Price

Competition and Patent Term Restoration Act of 1984 as well as generic drug products (which require ANDAs).

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

EFFECTIVE FOR FISCAL YEAR BEGINNING AFTER DECEMBER 15, 2008

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS (SFAS):

SFAS 157, "FAIR VALUE MEASUREMENTS" - defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, where the Board previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

SFAS 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115" - permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15,2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "FAIR VALUE MEASUREMENTS".

EFFECTIVE FOR FISCAL YEARS AND INTERIM PERIODS BEGINNING AFTER NOVEMBER 15, 2008. EARLY APPLICATION IS ENCOURAGED.

FASB Statement No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT 133" - enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, Statement 16 1 requires:

    o Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

    o Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

    o Disclosure of information about credit-risk-related contingent features; and

    o Cross-reference from the derivative footnote to other footnotes in which derivative related information is disclosed.

SFAS 141 (R), "BUSINESS COMBINATIONS"- retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.

    o replaces Statement 141's cost-allocation process and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date,

    o requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values,

    o requires that an acquirer evaluate new information and measure a liability at the higher of its acquisition-date fair value or the amount that would be recognized if applying Statement 5, then measuring an asset at the lower of its acquisition-date fair value or the best estimate of its future settlement amount,

    o requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date,

EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER NOVEMBER 15, 2007

SFAS 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS" - changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. It also was often presented in combination with other financial statement amounts. Effective for fiscal years beginning after December 15, 2008.

FASB STAFF POSITIONS (FSP):

FSP APB 14-1, "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)" - clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

FSP FAS 140-3, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS AND REPURCHASE FINANCING TRANSACTIONS" - amends FASB Statement 140 to state that a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and
(b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. This FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted.

FSP FAS 142-3, "DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS"- amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Paragraph 1 l(d) of Statement 142 precluded an entity from using its own assumptions about renewal or extension of an arrangement where there is likely to be substantial cost or material modifications. This FSP amends paragraph 1 l(d) of Statement 142 so that an entity will use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of

Statement 142, even when there is likely to be substantial cost or material modifications. Therefore, in determining the useful life of the asset for amortization purposes, an entity shall consider the period of expected cash flows used to measure the fair value of the recognized intangible asset, adjusted for the entity-specific factors including, but are not limited to, the entity's expected use of the asset and the entity's historical experience in renewing or extending similar arrangements. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.

FSP FAS 157-1, APPLICATION OF FASB STATEMENT NO. 157 TO FASB STATEMENT NO. 13 AND OTHER ACCOUNTING PRONOUNCEMENTS THAT ADDRESS FAIR VALUE MEASUREMENTS FOR PURPOSES OF LEASE CLASSIFICATION OR MEASUREMENT UNDER STATEMENT 13" - amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases.

FSP FAS 157-2, "EFFECTIVE DATE OF FASB STATEMENT NO. 157" - delays the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

FSP SOP 07-1-1, - indefinitely delays the effective date of AICPA Statement of Position 07-1, "CLARIFICATION of THE SCOPE OF THE AUDIT AND ACCOUNTING GUIDE INVESTMENT COMPANIES AND ACCOUNTING BY PARENT COMPANIES AND EQUITY METHOD INVESTORS FOR INVESTMENTS IN INVESTMENT COMPANIES."

EITF CONSENSUSES (EITF):

EITF Issue No. 07-1, "ACCOUNTING FOR COLLABORATIVE ARRANGEMENTS" - when entities enter into arrangements to participate in a joint operating activity a collaborative arrangement may provide that one participant has sole or primary responsibility for certain activities or that two or more participants have shared responsibility for certain activities. Participants should evaluate whether an arrangement is a collaborative arrangement at the inception of the arrangement based on the facts and circumstances present at that time. Revenue generated and costs incurred by participants from transactions with parties should be reported gross or net on the appropriate line item in each participant's respective financial statements depending on the nature of the participation. Disclosures should include information about the nature and purpose of its collaborative arrangements, the entity's rights and obligations under the collaborative arrangements, the accounting policy for collaborative arrangements, and the income statement classification and amounts attributable to transactions arising from the collaborative arrangement. Effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

YEAR ENDED MARCH 31, 2008 VS. YEAR ENDED MARCH 31, 2007

         Our revenues for the year ended March 31, 2008 were $1,413,119, an increase of $269,278 or approximately 24%, over revenues for the prior year, and consisted of $1,173,890 in manufacturing fees and $239,229 in royalty fees. Revenues for the year ended March 31, 2007 consisted of $1,038,916 in manufacturing fees and $104,925 in royalty fees. The increase in manufacturing fees and royalties was primarily due to the launch of our second product, Lodrane 24D(R) in the later part of the year ended March 31, 2007.

         Research and development costs for the year ended March 31, 2008 were $5,795,779, a negligible increase of $17,914 from $5,777,865 of such costs for the prior year, primarily due to costs associated with increased spending on raw materials which are primarily for scale up of the pain products. We expect our research and development costs to continue to increase in future periods primarily due to clinical costs for Phase III and other clinical trials for ELI-216 and ELI-154.

         General and administrative expenses ("G&A") for the year ended March 31, 2008 were $2,434,803, an increase of $238,649, or approximately 11% from $2,196,154 of G&A for the prior year. The increase was attributable to increases in salaries and fringe benefits as a result of the hiring of managerial level employees and consulting fees associated with seeking potential strategic transactions.

         Depreciation and amortization for the year ended March 31, 2008 increased by $116,079 from $408,814 for the prior year to $524,893. The increase in 2008 was due to acquired new machinery and equipment and continued upgrading of the corporate and warehouse facilities.

         Other income (expenses) for the year ended March 31, 2008 were $(2,543,473), a decrease of $546,765, or approximately 18%, from $(3,090,238)
for the prior year due to (i) a decrease of $871,600 in charges related to the issuances of stock options and warrants and (ii) an increase in interest income of $69,671, due to higher compensating balances as a result of the private placement offset by (x) a decrease of $377,259 in sale of New Jersey tax losses, and (y) an increase of $17,247 in interest expense resulting from a loan initially used to fund Novel and a loan to finance the purchase of a new truck.

         Our prior year financial statements were restated as a result of the Company's decision not to continue to fund Novel and therefore not include Novel's expenses as part of the Company's operating activities for the year ending March 31, 2008 and 2007. Consequently, losses from discontinued operations of $2,979,600 and $642,032 respectively are reflected in the 2008 and 2007 financial statements.

         As a result of the foregoing, our net loss for the year ended March 31, 2008 was $13,893,060 compared to $11,803,512 for the year ended March 31, 2007.

YEAR ENDED MARCH 31, 2007 VS. YEAR ENDED MARCH 31, 2006

         Our revenues for the year ended March 31, 2007 were $1,143,841, an increase of $593,144, or approximately 108%, over revenues for the comparable prior year, and consisted of $1,038,916 in manufacturing fees and $104,925 in royalty fees. Revenues for the year ended March 31, 2006 consisted $494,231 in manufacturing fees and $56,466 in royalty fees. The increase in manufacturing fees and royalties was primarily due to the launch of our second product, Lodrane 24D(R).

         Research and development costs for the year ended March 31, 2007 were $5,777,865, an increase of $1,433,975, or approximately 33% from $4,343,890 of such costs for the prior year,
primarily the result of increased wages, raw materials, laboratory and manufacturing supplies and consulting fees. As of March 31, 2007 Elite had 41 employees, an increase of 58% from 26 employees one year ago. The increase in employees was primarily for the scale up work for the pain products and included manufacturing, analytical and quality assurance people. Elite had also increased its spending on raw materials, primarily API, by 100% from $300,000 to $600,000. The raw materials were also primarily for scale up of the pain products. Spending on biostudies increased to $1,000,000 from $100,000 a year ago due to spending on the Phase II study for ELI-216. We expect our research and development costs to continue to increase in future periods primarily due to clinical costs for Phase III and other clinical trials for ELI-216 and ELI-154.

         G&A for the year ended March 31, 2007 were $2,196,154, an increase of $469,528, or approximately 27% from $1,726,626 of G&A for the prior year. The increase was attributable to increases in salaries and fringe benefits as a result of increases in staff and consulting fees associated with seeking potential strategic transitions.

         We are in the initial stages of breaking down the specific costs associated with the research and development of each product on which we devoted resources through the use of detailed time sheets and general ledger account classifications. In the past, we have not historically allocated these expenses to any particular product. We cannot estimate the additional costs and expenses that may be incurred in order to potentially complete the development of any product, nor can we estimate the amount of time that might be involved in such development because of the uncertainties associated with the development of controlled-release drug delivery products as described in this report.

         Depreciation and amortization decreased by $77,873 from $486,687 for the prior year to $408,814. The decrease was the result of our taking in 2006 the full write-off of financing costs associated with the redemption of tax exempt NJEDA Bonds, partially offset by an increase in depreciation in 2007 due to the acquisition of new machinery and equipment and upgrading of the corporate and warehouse facilities.

         Other income (expenses) for the year ended March 31, 2007 were $(3,090,238), an increase of $2,213,830, or approximately 253%, of $(876,408)
for the prior year due to an increase of $2,576,143 in charges related to the issuances of stock options and warrants, offset by (i) an increase of $158,138 in sale of New Jersey tax losses, (ii) additional interest income of $195,741, due to higher compensating balances as a result of the private placement, and
(iii) a decrease of $8,433 in interest expense resulting from a decrease in NJEDA Bonds outstanding.

         Expenses associated with Novel were reclassed as a result of the Company's decision not to fund this venture. As a result, a loss from discontinued operations increased to $642,032 for the year ended March 31, 2007.

         As a result of the foregoing, our net loss for the year ended March 31, 2007 was $11,803,512 compared to $6,883,914 for the year ended March 31, 2006.

MATERIAL CHANGES IN FINANCIAL CONDITION

         Our working capital (total current assets less total current liabilities), increased to $5,029,930 as of March 31, 2008 from $244,288 as of March 31, 2007, primarily due to net proceeds received as a result of our private placement of Series C 8% Convertible Preferred Stock, offset by net loss from operations, exclusive of non-cash charges.

         We experienced negative cash flows from operations of $(9,834,277) for the year ended March 31, 2008, primarily due to our net loss from operations of $13,893,060, an increase in accrued interest receivable, prepaid expenses and security deposits of $1,193,331, and reductions of $867,016 in accounts payable, accrued expenses and other liabilities offset by reductions in accounts receivable of $67,353 and by non-cash charges of $3,021,171 which included $2,607,470 in connection with the issuance of stock options and warrants and $413,701 in depreciation and amortization expenses.

         On November 15, 2004 and on December 18, 2006, Elite's partner, ECR, launched Lodrane 24(R) and Lodrane 24D(R), respectively. Under its agreement with ECR, Elite is currently manufacturing commercial batches of Lodrane 24(R) and Lodrane 24D(R) in exchange for manufacturing margins and royalties on product revenues. Manufacturing revenues and royalty income earned for the year ended March 31, 2008 was $1,173,890 and $239,229, respectively. We expect future cash flows from manufacturing fees and royalties to provide additional cash to help fund our operations. However, no assurance can be given that we will generate any material revenues from the manufacturing fees and royalties earned on the Lodrane products.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2008, we had approximately six months of cash available based on our current operations. We are considering a number of different financing alternatives and we intend to seek additional capital in 2008 through private financing or collaborative agreements. However, no assurance can be given that we will consummate a financing or that any material cash will be generated to us therefrom. If adequate funds are not available to us as we need them, we will be required to curtail significantly or delay or eliminate one or more product development programs. These matters raise substantial doubt over our ability to continue as a going concern. The accompanying financial statements do not provide for any adjustments should this occur.

         For the year ended March 31, 2008, we expended $9,834,277 in operating activities which we funded through the $20,000,000 in gross proceeds raised through our private placement of Series C Preferred Stock. Our working capital at March 31, 2008 was $5.0 million compared with working capital of $.2 million at March 31, 2007. Cash and cash equivalents at March 31, 2008 were $3.7 million, an increase of $2.9 million from the $.8 million at March 31, 2007.

         We spent approximately $506,000 on improvements and machinery and equipment during the year ended March 31, 2008.

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

         On July 17, 2007 we sold, in a private placement, the remaining 5,000 authorized shares of its Series C Preferred Stock at a price of $1,000 per share, each share convertible (at $2.32 per share) into 431.0345 shares of Common Stock, or an aggregate 2,155,172 shares of Common Stock. The investors also acquired warrants to purchase shares of Common Stock, exercisable on or prior to July 17, 2012. The warrants represent the right to purchase 646,554 shares of Common Stock, at an exercise price of $3.00 per share. The gross proceeds of the sale were $5,000,000 before payment of 350,000 in commissions to Placement Agent and selected dealers and $18,000 in expenses incurred by Placement Agent and selected dealers. We issued to the Placement Agent and its designees five year warrants to purchase 64,655 shares of Common Stock with similar terms to the warrants issued to the Investors with exercise price of $3.00 per share. The approximate $18,531,500 of net proceeds generated from these private placements will contribute materially to our efforts to advance our part of pain products through the clinic as well as accelerate the development of our other controlled-release products, which utilize our proprietary oral drug delivery systems and abuse resistant technology.

         From time to time we will consider potential strategic transactions including acquisitions, strategic alliances, joint ventures and licensing arrangements with other pharmaceutical companies. We retained an investment-banking firm to assist with our efforts. There can be no assurance that any such transaction will be available or consummated in the future.

         As of March 31, 2008 our principal source of liquidity was approximately $3,703,000 of cash and cash equivalents. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from the potential sale of New Jersey tax losses. There can be no assurance that the sale of tax losses or by the exercise of outstanding warrants or options will generate or provide sufficient cash.

         The Company had outstanding, as of March 31, 2008, bonds in the aggregate principal amount of $3,795,000, consisting of $3,415,000 of 6.5% tax exempt Bonds with an outside maturity of September 1, 2030 and $380,000 of 9.0% Bonds with an outside maturity of September 1, 2012. The bonds are secured by a first lien on the Company's facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the redemption of previously issued tax exempt bonds issued by the Authority in September 1999 and to refinance equipment financing, as well as provide approximately $1,000,000 of capital for the purchase of additional equipment for the manufacture and development at the Company's facility of pharmaceutical products and the maintenance of a $415,500 debt service reserve. All of the restricted cash, other than the debt service, was expended within the year ended March 31, 2007. Pursuant to the terms of the related bond indenture agreement, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of March 31, 2008, the Company was in compliance with the bond covenants.

         The following table depicts our obligations and commitments to make future payments under existing contracts or contingent commitments.

                                                                      PAYMENTS DUE BY PERIOD
                                                                      ----------------------

                                                Less than 1                                           After 5
Contractual Obligations             TOTAL          YEAR                1-3 YEARS        4-5 YEARS      YEARS
                                    -----          ----                ---------        ---------      -----
NJEDA Bonds payable             $3,795,000     $    200,000        $    680,000      $   445,000     $2,470,000
Note Payable-Niagara Bank       $   52,252     $      9,864        $     22,587      $    19,801            ---

OFF-BALANCE SHEET ARRANGEMENTS

         None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or own any market risk sensitive instruments entered into for trading purposes or for purposes other than trading. All loans to us have been made at fixed interest rates and accordingly, the market risk to us prior to maturity is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached hereto and filed as a part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9AT. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT")), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms. We also concluded that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected or is reasonably likely to materially affect our internal controls over financial reporting. Our management has not yet completed, and is not yet required to have completed, its assessment of internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Our current directors, executive officers and key employees, and such persons' biographical information are set forth below:

NAME                                      AGE     TITLE
----                                      ---     -----
Bernard Berk                              59      Director, Chairman, Chief Executive Officer and President

Barry Dash, Ph. D                         76      Director

Melvin M. Van Woert, M.D.                 77      Director

Veerappan Subramanian, Ph. D.             58      Former Director*

Robert J. Levenson                        67      Director

Mark I. Gittelman                         48      Chief Financial Officer, Secretary and Treasurer

Stuart Apfel                              48      Chief Scientific Officer and Chief Medical Officer

Chris Dick                                53      Executive Vice President of Corporate Development

Charan Behl                               56      Head of Technical Affairs

* Dr. Veerappan Subramanian ceased being a Director on June 26, 2008.

         The principal occupations and employment of each such person during the past five years is set forth below. In each instance in which dates are not provided in connection with a nominee's business experience, such nominee has held the position indicated for at least the past five years.

         MR. BERNARD BERK, President and Chief Executive Officer since June 2003, Director since February 2004 and Member of the Nominating Committee from June 2004 to June 2008. From 1996 to 2003, Mr. Berk was the President and Chief Executive Officer of Michael Andrews Corporation, a pharmaceutical management consultant firm. Mr. Berk was, from 1994 until 1996, President and Chief Executive Officer of Nale Pharmaceutical Corporation. From 1989 until 1994, he was Senior Vice President of Sales, Marketing and Business Development of Par Pharmaceuticals, Inc. Mr. Berk holds a B.S. from New York University.

         DR. BARRY DASH, Director since April 2005, Member of the Audit Committee since April 2005, Member of the Nominating Committee since April 2005 and Member of the Compensation Committee since June 2007. Dr. Dash has been, since 1995, President and Managing Member of Dash Associates, L.L.C., an independent consultant to the pharmaceutical and health industries. From 1983 to 1996 he was employed by American Home Products Corporation (now known as Wyeth) its Whitehall-Robins Healthcare Division, initially as Vice President of Scientific Affairs, then Senior Vice President of Scientific Affairs and then Senior Vice President of Advanced Technologies during which time he personally supervised six separate departments: Medical and Clinical Affairs, Regulatory Affairs, Technical Affairs, Research and Development, Analytical R&D and Quality Management/Q.C. Dr. Dash had been employed by the Whitehall Robins Healthcare Division from 1960 to 1976, during which time he served as Director of Product Development Research, Assistant Vice President of Product Development and Vice President of Scientific Affairs. Dr. Dash had been employed by J.B. Williams Company (Nabisco Brands, Inc.) from 1978 to 1982. From 1976 to 1978 he was Vice President and Director of Laboratories of the Consumer Products Division of American Can Company. He currently serves on the board of directors of GeoPharma, Inc. (NASDQ: GORX). Dr. Dash holds a Ph.D. from the University of Florida and M.S. and B.S. degrees from Columbia University where he was Assistant Professor at the College of Pharmaceutical Sciences from 1956 to 1960. He is a member of the American Pharmaceutical Association, the American Association for the Advancement of Science and the Society of Cosmetic Chemist, American Association of Pharmaceutical Scientists, Drug Information Association, American Foundation for Pharmaceutical Education, and Diplomate American Board of Forensic Examiners. He is the author of scientific publications and patents in the pharmaceutical field.

         ROBERT J. LEVENSON, Director since 2007, Member of the Audit Committee since June 2007, Member of the Compensation Committee since June, 2007 and Member of the Nominating Committee since June 2008. Since 2000, Mr. Levenson has been a Managing Member of the Lenox Capital Group, L.L.C. Mr. Levenson was previously an Executive Vice President of First Data Corporation from 1993 to 2000 and a member of its Board of Directors from 1992 to 2003. He was Senior Executive Vice President, Chief Operating Officer, Member of the Office of the President and Director of Medco Containment Services, Inc., a provider of managed care prescription benefits, from October 1990 to December 1992. From 1985 until October 1990, Mr. Levenson was a Group President and Director of Automatic Data Processing, Inc. (ADP-NYSE). Mr. Levenson was a Director of Emisphere Technologies, Inc., a biopharmaceutical company, from 1998 to 2005, and has been a director of several other companies, public and private.

         DR. MELVIN VAN WOERT, Director since April 2005, Member of the Audit Committee since April 2005, Member of the Nominating Committee since April 2005 and Member of the Compensation Committee since June 2007. Dr. Van Woert has been since 1974 a member of the staff of Mount Sinai Medical

Center and, since 1978 has also been a Professor in the Department of Neurology and Pharmacology at Mount Sinai School of Medicine. Dr. Van Woert had been a consultant for Neuropharmacological Drug Products to the FDA from 1974 to 1980; Associate Editor for Journal of the Neurological Sciences; Member of the Editorial Board of the Journal of Clinical Neurpharmacology; and Medical Director of National Organization for Rare Disorders for which he received in 1993 the Humanitarian Award. Dr. Van Woert's other awards include the U.S. Public Health Service Award for Exceptional Achievement in Orphan Products Development and the National Myoclonus Foundation Award. He has authored and co-authored more than 150 articles appearing in pharmacological, medical and other professional journals or publications.

         DR. VEERAPPAN SUBRAMANIAN, Director from December 2006 to June 2008 and was acting Chief Scientific Officer from February 2007 to April 2008. Since December 2006, Dr. Subramanian serves as Chief Executive Officer and Chairman of the Board of Novel Laboratories, Inc. Dr. Subramanian has been a pharmaceutical executive since 1981 and a pharmaceutical entrepreneur since 1997, when he formed Kali Laboratories, Inc. ("KALI LABS"). Kali Labs was acquired by Par Pharmaceuticals, Inc. ("PAR PHARMACEUTICALS") in 2004 and Dr. Subramanian continued to work as an executive vice president at Par Pharmaceuticals after the acquisition. Dr. Subramanian ended his relationship with Par Pharmaceuticals in January 2006. Prior to organizing Kali Labs, Dr. Subramanian served for 6 years as vice president of scientific affairs for Zenith Laboratories, Inc. Prior to working with Zenith Laboratories, Inc. he was (i) the Director of New Product Development and Technical Services for Kali Pharma, Inc., (ii) a Senior Scientist, Commercial Products with Vicks Research Center, (iii) a Research Pharmacist, Dermatological with Johnson & Johnson and (iv) a Research Pharmacist in Product Development with E.R. Squibb & Sons. Between 2001 and 2005, Dr. Subramanian served on the board of Generic Pharmaceutical Industry Association. Dr. Subramanian has a Ph.D. in Pharmacy (1981) from Rutgers University, a M.S. in Phamaceutics (1973) from Birla Institute of Technology & Science, and a B.S. in Pharmacy (1971) from Madurai Medical College.

         DR. STUART APFEL, Chief Medical Officer since January 2008 and Chief Scientific Officer since April 2008. Dr. Apfel is also the founder and current president of Parallax Clinical Research, a New York-based consulting firm that provides strategic and practical assistance with clinical trial protocol design, planning, initiating and management to biotechnology and small pharmaceutical companies with making the transition from the bench to a clinical development program, and in this capacity he had served as a consultant to Elite from January 2007 through December 2007. From 2004 to 2006, Dr. Apfel was employed at DOV Pharmaceuticals, Inc. (OTC:DOVP), initially as a director of clinical research and then as a senior director of clinical research. From 2000 to 2004, Dr. Apfel was employed at Purdue Pharma L.P. Dr. Apfel initially worked as an associate director of clinical research at Purdue Pharma L.P. and then was promoted to a director of clinical research. Dr. Apfel is a board certified neurologist, and is currently on faculty as Associate Professor of Neurology at the Albert Einstein College of Medicine and at Downstate Medical School, where he continues to teach. From 1990 to 2000, he was a full time faculty member in the departments of Neurology and Neuroscience at Albert Einstein College of Medicine, where his research focused on the application of neurotrophic factors to neurologic disease.

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

         CHRIS DICK, Executive Vice President of Corporate Development since March, 2006. Since November 2002, the Company has engaged Mr. Dick to direct its licensing and business development activities. From 1999 to 2002, Mr. Dick served as Director of Business Development for Elan Drug Delivery, Inc. responsible for licensing and business development of Elan's portfolio of drug delivery technologies. From 1997 to 1999, he was Manager of Business Development and Marketing for EnTec, a drug delivery business unit within FMC Corporation's Pharmaceutical Division. Prior thereto he held various other business and technical positions at FMC Corporation, including Manager of Marketing for its pharmaceutical functional coatings product line. Mr. Dick holds an M.B.A. from the Stern School of Business, New York University, and a B.S. and M.S. in Chemical Engineering from Cornell University.

         DR. CHARAN BEHL, Head of Technical Affairs since February 2007 and Executive Vice President and Chief Scientific Officer from March 2006 to February 2007. Dr. Behl has provided the Company since June 2003 consulting technological services as an independent contractor. He was from January 1995 to July 1998 Vice President of R&D and from July 1988 to January 2001 Executive Vice President of R&D of Nastech Pharmaceutical Corporation, Inc. ("NASTECH"). From April 1981 to November 1994, Dr. Behl was employed by Hoffman La Roche ("ROCHE"), where he held a number of positions, including research leader of its Pharmaceutical R&D Department. During his tenure at Roche and Nastech, Dr. Behl created intellectual property in the area of drug delivery. His patent portfolio includes over 40 patents issued, pending and in preparation. Dr. Behl holds a B.S. in Pharmaceutical Sciences from BITS, Pilani, India, an M.S. in Pharmaceutics from Duquesne University, under the mentorship of Dr. Alvin M. Galinsky, and a Ph.D. in Pharmaceutical Sciences from the University of Michigan, under the mentorship of Dr. William I. Higuchi. Dr. Behl was an Assistant Research Scientist from 1978 to 1981 at the University of Michigan. Dr. Behl is internationally known for his scientific and professional activities. He has coauthored over 200 publications, including research articles, book chapters, and abstracts, and has made numerous presentations at national and international conferences and workshops. In conjunction with associates from academia and industry and representatives of the FDA, Dr. Behl has co-organized several workshops and symposia. He was the founding chair of Nasal Drug Delivery Focus Group formed in 1995 under the auspices of the American Association of Pharmaceutical Scientists ("AAPS"), and served as its Chairman from 1995 to 2001. Dr. Behl is a fellow of the AAPS.

         There is no family relationship among our directors and executive officers.

         Each director holds office (subject to our By-Laws) until the next annual meeting of stockholders and until such director's successor has been elected and qualified. Except for Mr. Berk, Mr. Dick, Dr. Apfel and Dr. Behl, each of whom is employed pursuant to an employment agreement, all of our executive officers are serving until the next annual meeting of directors and until their successors have been duly elected and qualified. There are no family relationships between any of our directors and executive officers.

BOARD MEETINGS

         During the fiscal year ended March 31, 2008, our Board of Directors held eight meetings and acted via written consent on three occasions. No incumbent director attended fewer than 75% of the meetings of the Board of Directors during that year.

         We do not have a formal policy regarding attendance by members of the Board of Directors at our annual meeting of stockholders, although it does encourage attendance by the directors. Historically, more than a majority of the directors have attended the annual meeting.

COMMITTEES OF THE BOARD

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee.

         AUDIT COMMITTEE

         During the fiscal year ended March 31, 2008, the members of the Audit Committee were Barry Dash, Robert J. Levenson (Chairman of the Audit Committee) and Melvin Van Woert. The Audit Committee held four meetings during the fiscal year ended March 31, 2008. A copy of the Audit Committee's written charter (adopted by the Board of Directors) can be found on our website at www.elitepharma.com. The Audit Committee reviews with management and our auditors our financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the auditors on our financial statements and our accounting controls and procedures, the independence of our auditors, our internal controls, the other matters set forth in its charter, as adopted by the Board of Directors, and such other matters as the Audit Committee deems appropriate. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us. We deem the members of our Audit Committee to be independent and Mr. Levenson to be qualified as an audit committee financial expert.

         NOMINATING COMMITTEE

         During the fiscal year ended March 31, 2008, the members of the Nominating Committee were Melvin Van Woert (Chairman of the Nominating Committee), Bernard Berk and Barry Dash. The Nominating Committee acted via written consent on one occasion. This committee does not have a charter. The Nominating Committee assists the Board of Directors in identifying and recommending qualified Board candidates. The Nominating Committee identifies Board candidates through numerous sources, including recommendations from Directors, executive officers and our stockholders. The Nominating Committee seeks to have available to it qualified candidates from a broad pool of individuals with a range of talents, experience, backgrounds and perspectives. The Nominating Committee seeks to identify those individuals most qualified to serve as Board members and considers many factors with regard to each candidate, including judgment, integrity, diversity, prior experience, the interplay of the candidate's experience with the experience of other Board members, the extent to which the candidate would be desirable as a member of any committees of the Board of Directors, and the candidate's willingness to devote substantial time and effort to Board responsibilities. The Nominating Committee makes recommendations to the Board of Directors with respect to Director nominees.

         COMPENSATION COMMITTEE

         During the fiscal year ended March 31, 2008, the members of the Compensation Committee were Barry Dash (Chairman of the Compensation Committee), Robert J. Levenson and Melvin Van Woert. The Compensation Committee held six meetings during the fiscal year ended March 31, 2008. The Compensation Committee was formed June 26, 2007 and adopted a charter which was included as an appendix to the proxy statement sent to stockholders in connection with the annual meeting of the stockholders held on June 26, 2008. The Compensation Committee reviews our compensation practices and policies, reviews and approves corporate goals and objectives relevant to the chief executive officer and other executive officer compensation, evaluates chief executive officer and executive officer performance in light of those goals and objectives and, either as a committee or together with other independent directors (as directed by the Board of Directors), determines and approves chief executive officer and executive officer compensation based on this evaluation, reviews and approves the terms of the offer letters, employment agreements, severance agreements, change-in-control agreements, indemnification agreements and other material agreements between the Company and its Chief Executive Officer and executive officers, annually reviews and approves perquisites for the chief executive officer and executive officers, considers and approves the report of the Compensation Committee for inclusion in the Company's proxy statement, makes recommendations to the Board of Directors with respect to the Company's employee benefit plans, administers incentive, deferred compensation and equity based plans, and has the other responsibilities as set forth in its charter, as adopted by the Board of Directors, and such other matters as the Compensation Committee deems appropriate. For more information on the compensation of directors and officers of the Company, see the "Compensation Discussion and Analysis" and "Compensation" sections below.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No members of the Compensation Committee were officers or employees of the Company or any of its subsidiaries during the year ended March 31, 2008, or had any relationship otherwise requiring disclosure.

CODE OF CONDUCT

         At the first meeting of the Board of Directors following the annual meeting of stockholders held on June 22, 2004, the Board of Directors adopted a Code of Business Conduct and Ethics for its officers and employees which it believes complies with the requirements for a company code of ethics for financial officers that were promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2002 (the "SARBANES-OXLEY ACT") as well as for the members of our Board of Directors. The directors will be surveyed annually regarding their compliance with the policies as set forth in the Code of Conduct for Directors. A copy of the Code of Business Conduct and Ethics is available on our website at www.elitepharma.com. To receive a copy of our Code of Business Conduct and Ethics, at no cost, requests should be directed to the Secretary, Elite Pharmaceuticals, Inc., 165 Ludlow Avenue, Northvale, New Jersey 07647. We intend to disclose any amendment to, or waiver of, a provision of the Business Conduct and Ethics for Directors in a report filed under the Exchange Act within five business days of the amendment or waiver.

STOCKHOLDER COMMUNICATIONS

         Stockholders and other interested parties may contact the Board of Directors or the non-management directors as a group at the following address:
Board of Directors or Outside Directors, Elite Pharmaceuticals, Inc., 165 Ludlow Avenue, Northvale, NJ 07647. All communications received at the above address will be relayed to the Board of Directors or the non-management directors, as the case may be. Communications regarding accounting, internal accounting controls or auditing matters may also be reported to the Board of Directors using the above address.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         To our knowledge, there was no person who, at any time during the fiscal year ended March 31, 2008, was a director, officer or beneficial owner of more than 10% of any class of our equity securities registered pursuant to
Section 12 of the Exchange Act, who failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act. Dr. Barry Dash filed one late Form 4 since the fiscal year ended March 31, 2008.

ITEM 11. EXECUTIVE COMPENSATION.

                      COMPENSATION DISCUSSION AND ANALYSIS
                                     SUMMARY

         Our approach to executive compensation, one of the most important and complex aspects of corporate governance, is influenced by our belief in rewarding people for consistently strong execution and performance. We believe that the ability to attract and retain qualified executive officers and other key employees is essential to our long-term success.

COMPENSATION LINKED TO ATTAINMENT OF PERFORMANCE GOALS

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

ROLE OF THE COMPENSATION COMMITTEE AND ITS ADVISORS

         The Company formed the Compensation Committee in June 2007. Since the formation of the Compensation Committee all elements of the executives' compensation are determined by the Compensation Committee, which is comprised solely of independent non-employee directors. However, the Compensation Committee's decisions concerning the compensation of the Company's Chief Executive Officer are subject to ratification by the independent directors of the Board of Directors. As of March 31, 2008, the members of the Compensation Committee were Barry Dash, Robert J. Levenson and Melvin Van Woert. The Committee operates pursuant to a charter which was included as an appendix to the proxy statement sent to stockholders in connection with the annual meeting of the stockholders held on June 26, 2008. Under the Compensation Committee charter, the Compensation Committee has authority to retain compensation consultants, outside counsel, and other advisors that the committee deems appropriate, in its sole discretion, to assist it in discharging its duties, and to approve the terms of retention and fees to be paid to such consultants. In September, 2007, the Compensation Committee directly retained an independent compensation consultant, Pearl Meyer & Partners ("PM&P"), to assist the Committee in selecting a comparator group of companies for compensation purposes as well as benchmarking the Chief Executive Officer's compensation.

         The compensation consultant reported directly and exclusively to the Compensation Committee and received no other fees from the Company outside its role as advisor to the Compensation Committee. PM&P periodically interacted with the Company's Compensation Committee, predominately with its Chairman, Dr. Barry Dash, to gather and review information related to the executive compensation program, but such work is done only at the direction of the Compensation Committee. PM&P does not perform any services unrelated to executive and director compensation for the Company. Accordingly, the Compensation Committee considers PM&P to be independent from our management.

                   NAMED EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The named executive officers and key employees for fiscal year ending March 31, 2008 are Bernard Berk, President and Chief Executive Officer; Mark I. Gittelman, Chief Financial Officer; Christopher Dick, Executive Vice President of Corporate Development; Charan Behl, Chief Scientific Officer until February 9, 2007, Head of Technical Affairs since February 9, 2007; Veerappan Subramanian, acting Chief Scientific Officer from February 9, 2007 to April 24, 2008; and Stuart Apfel, Chief Medical Officer since January 1, 2008 and Chief Scientific Officer since April 24, 2008. These individuals are referred to collectively in this Annual Report on Form 10-K as the "Named Executive Officers."

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

         The emphasis on the annual bonus opportunity and equity compensation components of the executive compensation program reflect our belief that a large portion of an executive's compensation should be performance-based. This compensation is performance-based because payment is tied to the achievement of corporate performance goals. To the extent that performance goals are not achieved, executives will receive a lesser amount of total compensation. We have entered into employment agreements with four of our Named Executive Officers. Such employment agreements set forth base salaries, bonuses and stock option grants. Such stock option grants are predicated on our achievement of corporate performance goals as set forth in such agreements.

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

         The grant of stock options at Elite is the centerpiece of our compensation program and is designed to motivate our Named Executive Officers to achieve our short-term and long-term corporate goals.

         As the pharmaceutical industry is characterized by a long product development cycle, including a lengthy research and product-testing period and a rigorous approval phase involving human testing and governmental regulatory approval, many of the traditional benchmarking metrics for vesting, such as product sales, revenues and profits are inappropriate for an early-stage pharmaceutical company such as Elite. We consider when determining vesting benchmarks the following which are aligned with our short-term and long-term corporate goals:

         o    clinical trial progress;
         o    achievement of regulatory milestones; and
         o    establishment of key strategic relationships.

RETIREMENT AND DEFERRED COMPENSATION BENEFITS

         We do not presently provide the Named Executive Officers with a defined benefit pension plan or any supplemental executive retirement plans, nor do we provide the Named Executive Officers with retiree health benefits. We have adopted a deferred compensation plan under Section 401(k) of the Code. The plan provides for employees to defer compensation on a pretax basis subject to certain limits, however, Elite does not provide a matching contribution to its participants.

         The retirement and deferred compensation benefits provided to the Named Executive Officers are not material factors considered in making other compensation determinations with respect to Named Executive Officers.

PERQUISITES

         As described in more detail below, the perquisites provided to certain of the Named Executive Officers consist of car and parking allowances and life insurance premiums. These perquisites represent a small fraction of the total compensation of each such Named Executive Officer. The value of the perquisites we provide are taxable to the Named Executive Officers and the incremental cost to us of providing these perquisites is reflected in the Summary Compensation Table. The Board of Directors believes that the perquisites provided are reasonable and appropriate. For more information on perquisites provided to the Named Executive Officers, please see the "All Other Compensation" column of the Summary Compensation Table on page 60 of this Annual Report on Form 10-K and "Agreements with Named Executive Officers" below.

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

TAX IMPLICATIONS OF EXECUTIVE COMPENSATION

         Our aggregate deductions for each Named Executive Officer compensation are potentially limited by Section 162(m) of the Code to the extent the aggregate amount paid to an executive officer exceeds $1.0 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Code. At our 2006 Named Executive Officer compensation levels, we did not believe that Section 162(m) of the Code would be applicable, and accordingly, we did not consider its impact in determining compensation levels for our Named Executive Officers in 2007.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS AND KEY EMPLOYEES

BERNARD BERK

         On November 13, 2006, we entered into the Second Amended and Restated Employment Agreement with Mr. Berk, our president, chief executive officer and chairman of the Board of Directors (the "BERK AGREEMENT")

         The Berk Agreement provides for a base annual salary of $330,140 (his current salary) which may at the discretion of the Board of Directors be increased in light of factors including our existing financial condition and Mr. Berk's success in implementing our business plan and achieving our strategic alternatives. Mr. Berk is entitled to an automobile allowance of $800 per month. The Berk Agreement provides for payment of a discretionary bonus following the end of each fiscal year of up to 50% of Mr. Berk's then annual base salary. The amount, if any, of the discretionary bonus will be determined by the Compensation Committee. Mr. Berk's bonus is to be based on any commercialization of products, merger or acquisition, business combination or collaborations, growth in revenues and earnings, additional financings or other strategic business transactions that inure to the benefit of our stockholders. The bonus, if any, may be paid in cash or shares of Common Stock, valued at the closing price of the Common Stock on the immediately preceding trading day. For the year ended March 31, 2008 Mr. Berk received a $165,070 bonus.

         The Berk Agreement provides for the grant of options to purchase up to 300,000 additional shares of Common Stock (the "OPIOID PRODUCT OPTIONS") at a $3.00 exercise price per share, which are to vest in two 150,000 share tranches upon the closing of an exclusive product license for the United States national market, the entire European Union Market or the Japan market or a product sale transaction of all our ownership rights in the United States (only once for each product) for our first drug developed by us for which the FDA approval will be sought under a NDA (including a 505(b) (2) application) for oxycodone, hydrocodone, hydromorphone, oxymorphone, or morphine (each a "NON-GENERIC OPIOID PRODUCT") as to the first tranche and as to our second Non-Generic Opioid Product for the second tranche.

         The Berk Agreement provides for the amendment of the vesting of options as to 400,000 shares of Common Stock which had been granted on September 2, 2005 to Mr. Berk at an exercise price of $2.69 per share (the "BERK MILESTONE OPTIONS") with the Berk Milestone Options to vest (A) as to not more than 125,000 shares and 75,000 shares, respectively, upon the commencement of the first Phase III clinical trial relating to the first and then the second Non-Generic Opioid Product developed by us; (B) 50,000 shares upon the closing of each product license or product sale transaction (on a product by product basis and only once for each product) other than Non-Generic Opioid Product for which options were granted above; (C) 10,000 shares upon the filing by us (in our name) with the FDA of either an ANDA or a NDA, for a product not covered by a previous FDA application; (D) 40,000 shares upon the approval by the FDA of any ANDA or NDA (filed in our name) for a product not previously approved by the FDA; (E) 25,000 shares upon the filing of an application for a U.S. patent by us (in our name); and (F) 25,000 shares upon the granting by the U.S. Patent and Trademark Office (the "PTO") of a patent to us filed in our name or an approval of an ANDA or NDA; provided, however the foregoing options terminate upon Mr. Berk's termination of employment except that options under (D) and (F) nevertheless vest if the filing was made during the initial term but prior to termination of Mr. Berk's employment by us without cause and the approval was made within 540 days of the filing of the ANDA, NDA or patent application.

         We also agreed that in the event that, as to Mr. Berk, all of the options to purchase the full 400,000 Berk Milestone Options have fully vested during the initial term of the agreement, we will grant under the Stock Option Plan to Mr. Berk at the end of the first current fiscal year in which the following event occurs fully vested additional options to purchase the following shares at the fair market value on the date of grant (the "ADDITIONAL BERK MILESTONE OPTIONS"): (a) to the extent not previously vested with respect to his comparable Berk Milestone Options: (i) up to 125,000 shares upon the commencement of the first Phase III clinical trial relating to the first Non-Generic Opioid Product developed by us; and (ii) up to an additional 125,000 shares as to such trial relating to the second Non-Generic Opioid Product developed by us, (b) 50,000 shares upon the closing of each product license for the United States national market or product sale transaction of all ownership rights (on a product by product basis and only once for each product); (c) 10,000 shares upon the filing by us (in our name) with the FDA of either an ANDA or NDA for a product not covered by a previous FDA application for each drug product of ours, other than the Non-Generic Opioid Products for which any Opioid Option was granted under the Berk Agreement; (d) 40,000 shares upon the approval by the FDA of any ANDA, NDA or 505(b)(2) application filed in our name for a product not previously approved by the FDA; (e) 25,000 shares in the event of the filing of an application of an additional U.S. patent by us (filed in our name); and (f) 25,000 shares in the event of the granting by the PTO of the foregoing additional patent applications to us (filed in our name).

         The Berk Agreement acknowledges that Mr. Berk holds previously granted incentive stock options to purchase 725,000 shares, of which 300,000 vested options are exercisable at $2.01 per share, 225,000 vested options are exercisable at $2.15 per share and 200,000 vested options are exercisable at $2.69 per share.

         The Berk Agreement allows us at our discretion to grant to Mr. Berk additional options under the Stock Option Plan and provides Mr. Berk the right to register at our expense for reoffering shares issued upon exercise of the options under the Securities Act in certain registration statements filed by us with respect to offerings of securities by us.

         The Berk Agreement provides that if we terminate his employment due to his permanent disability, without Cause (as defined in the Berk Agreement) or Mr. Berk terminates his employment for Good Reason (as defined in the Berk Agreement), Mr. Berk shall be entitled to the following severance: (i) any earned but unpaid base salary plus any unpaid reimbursable expenses as of the effective date of termination of his employment, (ii) the then-current base salary and reimbursement of the cost to replace the life and disability insurance coverages afforded to Mr. Berk under our benefit plans with substantially similar coverages, following the effective date of termination of his employment, for a period equal to the greater of (x) the remainder of the then-current term, or (y) two years following the effective date of termination and (iii) payment by us of premiums for health insurance for the period during which Mr. Berk is entitled to continued health insurance coverage as specified in the Comprehensive Omnibus Budget Reconciliation Act. In the event that we terminate Mr. Berk's employment because of his permanent disability, Mr. Berk is to be entitled to the severance specified above, less any amounts actually received by him under any disability insurance coverage provided for and paid by us. In the event that we terminate Mr. Berk's employment for Cause or Mr. Berk terminates his employment with us without Good Reason, Mr. Berk shall be entitled to any earned but unpaid base salary plus any unpaid reimbursable expenses as of the effective date of termination of his employment.

         The Berk Agreement provides that in the event of a change of control in lieu of any severance that may otherwise be payable to Mr. Berk if he elects to terminate his employment for any reason within 90 days thereof, or we elect to terminate his employment within 180 days thereof, other than for Cause, Mr. Berk will be entitled to the following: (i) any earned but unpaid base salary plus any unpaid reimbursable expenses as of the effective date of termination of his employment, (ii) $1,000,000, (iii) the then-current base salary for a period of 12 months following the effective date of termination, (iv) reimbursement of the cost, for a period of 12 months following the effective date of termination, of replacing the life and disability insurance coverage afforded to Mr. Berk under our benefit plans with substantially similar coverage and (v) payment by us of premiums for health insurance for the period during which Mr. Berk is entitled to continued health insurance coverage as specified in the Comprehensive Omnibus Budget Reconciliation Act.

         The Berk Agreement contains his non-solicitation covenant for a period of one year from termination.

         Mr. Berk is to be reimbursed for expenses (including business, travel and entertainment) reasonably incurred in the performance of his duties. Mr. Berk is entitled to participate in such employee benefit and welfare plans and programs which may be offered to our senior executives, including life insurance, health and accident insurance, medical plans and programs and profit sharing and retirement plans.

         The Berk Agreement is for an initial term ending November 13, 2009, subject to automatic one-year renewals unless terminated by Mr. Berk or us upon at least 60 days' notice prior to the end of the then scheduled expiration date. We have the right to terminate Mr. Berk's employment in the event of his inability to perform work due to physical or mental illness or injury for nine full calendar months during any eight consecutive calendar months.

CHRIS DICK

         On November 13, 2006, we entered into an employment agreement with Mr. Dick as Executive Vice President of Corporate Development (the "DICK AGREEMENT"). The Dick Agreement is for an initial term ending November 13, 2009, subject to automatic one-year renewals unless terminated by the executive or us upon at least 60 days notice prior to the end of the then scheduled expiration date. We have the right to terminate Mr. Dick's employment due to disability as defined in a long-term disability insurance policy reasonably satisfactory to him or, in the absence of such policy, due to Mr. Dick's inability for 120 days in any 12 month period to substantially perform his duties as a result of a physical or mental illness.

         The Dick Agreement provides for an initial base annual salary of $200,000, a guaranteed bonus of $25,000 payable within 30 calendar days of the end of each fiscal year during the term and a $700 per month automobile allowance. The Dick Agreement provides for payment of a discretionary bonus following the end of each fiscal year of up to 50% of Mr. Dick's then annual base salary. The amount, if any, of the discretionary bonus will be determined by the Board of Directors or the Compensation Committee. The discretionary bonus, if paid to Mr. Dick will be based on the achievement of goals discussed with the executive in good faith and within a reasonable time following the commencement of each fiscal year and may be paid in cash or shares of our Common Stock valued at the average of the closing price per share during the five trading days immediately preceding the date of issuance of the shares. For the year ended March 31, 2008 Mr. Dick is to receive a $25,000 bonus.

         The Dick Agreement provides for the grant under the Stock Option Plan of fully-vested options to purchase 250,000 shares of Common Stock at an exercise price of $2.25 per share. The Dick Agreement also provides for the grant of options to purchase up to 300,000 shares of Common Stock, at an exercise price of $2.25 per share, which vest in two 150,000 share tranches upon the closing of an exclusive product license for the United States national market, the entire European Union Market or the Japan market or a product sale transaction of all our ownership rights in the United States (only once for each product) for our first drug developed by us for which FDA approval will be sought under a NDA (including a 505(b) (2) application) for a Non-Generic Opiod Product as to the first tranche and as to our second Non-Generic Opioid Product for the second tranche.

         The Dick Agreement also provides for the grant of options to purchase up to 200,000 shares of Common Stock at an exercise price of $2.25 per share (the "DICK MILESTONE OPTIONS") with the Dick Milestone Options to vest (A) as to not more than 125,000 shares and 75,000 shares, respectively, upon the commencement of the first Phase III clinical trial relating to the first and then the second Non-Generic Opioid Product developed by us; (B) 50,000 shares upon the closing of each product license or product sale transaction (on a product by product basis and only once for each product) other than Non-Generic Opioid Products for which options were granted above; (C) 10,000 shares upon the filing by us (in our name) with the FDA of either an ANDA or an NDA, for a product not covered by a previous FDA application; (D) 40,000 shares upon the approval by the FDA of any ANDA or NDA (filed in our name) for a product not previously approved by the FDA; (E) 25,000 shares upon the filing of an application for a U.S. patent by us (in our name); and (F) 25,000 shares upon the granting by the PTO of a patent to us filed in our name or an approval of an ANDA or NDA; provided, however, that the foregoing options terminate upon the executive's termination of employment except that options under (D) and (F) nevertheless vest if the filing was made during the initial term but prior to termination of Mr. Dick's employment by us without cause and the approval was made within 540 days of the filing of the ANDA, NDA or patent application.

         We also agreed that if all 200,000 Dick Milestone Options have fully vested during the initial term of the Dick Agreement, we will grant under the Stock Option Plan to Mr. Dick at the end of the first current fiscal year in which the following event occurs fully vested additional options to purchase the following shares at the fair market value on the date of grant (the "ADDITIONAL DICK MILESTONE OPTIONS"): (a) to the extent not previously vested with respect to his comparable Dick Milestone Options: (i) up to 125,000 shares upon the commencement of the first Phase III clinical trial relating to the first Non-Generic Opioid Product developed by us; and (ii) up to an additional 125,000 shares as to such trial relating to the second Non-Generic Opioid Product developed by us, (b) 50,000 shares upon the closing of each product license for the United States national market or product sale transaction of all ownership rights (on a product by product basis and only once for each product); (c) 10,000 shares upon the filing by us (in our name) with the FDA of either an ANDA or NDA for a product not covered by a previous FDA application for each drug product of us, other than the Non-Generic Opioid Products for which any Opioid Option was granted under the Dick Agreement; (d) 40,000 shares upon the approval by the FDA of any ANDA, NDA or 505(b)(2) application filed in our name for a product not previously approved by the FDA; (e) 25,000 shares in the event of the filing of an application of an additional U.S. patent by us (filed in our name); and (f) 25,000 shares in the event of the granting by the PTO of the foregoing additional patent applications to us (filed in our name).

         The Dick Agreement allows us at our discretion to grant to Mr. Dick additional options under the Stock Option Plan and provides Mr. Dick the right to register at our expense for reoffering shares issued upon exercise of the options under the Securities Act in certain registration statements filed by us with respect to offerings of securities by us.

         The Dick Agreement provides that in the event we terminate Mr. Dick's employment for Cause (as defined in the Dick Agreement) or Mr. Dick terminates employment without Good Reason (as defined in the Dick Agreement), he is to receive salary through date of termination, reimbursement for expenses incurred prior to termination, all unvested options will terminate as of the date of termination and vested options will be governed by the terms of the Stock Option Plan and the related option agreement. In the event of a termination due to death, disability or by us without cause or by Mr. Dick for Good Reason, we are to pay him or his estate subject to his compliance with certain covenants, including non-competition, non-solicitation, confidentiality and assignment of intellectual property, his base salary for the longer of the balance of the initial term or one year from date of termination, continue health insurance coverage for 12 months from termination and his vested options are to be exercisable for 90 days from date of termination.

         In the event the employment of Mr. Dick is terminated by us following a Change of Control (as defined below) of Elite, Mr. Dick will be entitled to the amounts payable as a result of termination by us without cause plus a lump sum payment of $500,000 and all unvested options shall immediately vest and along with unexercised vested options be exercisable within 90 days from the date of termination. "Change of Control" is defined as the acquisition of Elite pursuant to a merger or consolidation which results in the reduction to less than 50% of the shares outstanding upon consummation of the holders of its outstanding shares immediately prior thereto or sale of substantially all our assets or capital stock to another person, or the acquisition by a person or a related group in a single transaction or a series of related transaction of more than 50% of the combined voting power of Elite's outstanding voting securities.

         Mr. Dick has agreed to a one-year non-competition covenant and a two year non-solicitation covenant following termination of employment.

         Mr. Dick is to be reimbursed for expenses (including business, travel and entertainment) reasonably incurred in the performance of his duties, provided, however that reimbursement of expenses in excess of $2,000 per month are subject to the approval of our chief executive officer. Mr. Dick is entitled to participate in such employee benefit and welfare plans and programs, which may be offered to our senior executives including life insurance, health and accident insurance, medical plans and programs and profit sharing and retirement plans.

DR. STUART APFEL

         On January 3, 2008, we entered into an employment agreement with Dr. Stuart Apfel (the "APFEL Agreement") providing for Dr. Apfel to serve as our Chief Medical Officer through January 3, 2009. The Apfel Agreement is automatically renewable for one year periods thereafter unless terminated by Dr. Apfel or us upon at least 60 days notice prior to the end of the then scheduled expiration date.

         The Apfel Agreement provides that Dr. Apfel shall be entitled to an initial base annual salary of $220,000. Dr. Apfel shall be entitled to a discretionary bonus following the end of each calendar year, commencing with the calendar year beginning January 1, 2008, of up to 50% of Dr. Apfel's then annual base salary. The amount, if any, of the discretionary bonus will be determined by the Board of Directors or the Compensation Committee. The discretionary bonus, if paid to Dr. Apfel shall be based on the achievement of goals discussed with the executive in good faith and within a reasonable time following the commencement of each calendar year and may be paid in cash or shares of the Common Stock valued at the closing price of the Common Stock on the immediately preceding trading day, for the relevant calendar year (pro-rated for periods of less than a full calendar year).

         Pursuant to the terms of the Apfel Agreement, we granted to Dr. Apfel under the Stock Option Plan fully vested options to purchase 120,000 shares of Common Stock at an exercise price of $1.75 per share.

         Pursuant to the terms of the Apfel Agreement, we granted to Dr. Apfel under the Stock Option Plan options to purchase up to 280,000 shares of Common Stock at an exercise price of $1.75 per share, which will vest and become exercisable as follows: (A) 80,000 shares upon the successful completion, as determined by the Board of Directors, of a Company sponsored Phase III clinical trial of our developmental drug product referred to as ELI-216; (B) 80,000 shares upon the successful completion, as determined by the Board of Directors, of a Company sponsored Phase III clinical trial of our developmental drug product referred to as ELI-154; (C) 80,000 shares upon the successful completion, as determined by the Board of Directors, by us during the term of the Apfel Agreement of a Company sponsored long-term safety study for ELI-216; and (D) 40,000 shares upon the closing of an exclusive product license for the United States national market, or product sale transaction of all of our ownership rights, for either ELI-216 or ELI-154. Upon the earlier to occur of
(x) January 3, 2017 and (y) the termination of Dr. Apfel's employment under the terms of the Apfel Agreement, all unvested options granted shall automatically terminate and all vested but unexercised options shall terminate to the extent unexercised within ninety (90) days of such date and in accordance with the terms of the stock option agreement by and between Dr. Apfel and us with respect to the options and the Stock Option Plan. The Apfel Agreement also allows us at our discretion to grant to Dr. Apfel additional options under the Stock

Option Plan. The shares of Common Stock issuable upon exercise of the options are subject to an effective registration statement filed with the SEC.

         Pursuant to the terms of the Apfel Agreement, Dr. Apfel is entitled to a $420 per month automobile allowance, 15 business days of paid vacation per calendar year, and reimbursement of expenses (including business, travel and entertainment) reasonably incurred in the performance of his duties, provided that reimbursement of expenses in excess of $500 per month are subject to the approval of the chief executive officer. Dr. Apfel is entitled to participate in such employee benefit and welfare plans and programs, which may be offered to our senior executives including life insurance, health and accident insurance, medical plans and programs and profit sharing and retirement plans. We will obtain and maintain during the term of the Apfel Agreement a term life insurance policy in the amount of $500,000 on the life of Dr. Apfel payable to the estate of Dr. Apfel in the event of Dr. Apfel's death during the term of the Apfel agreement.

         We have the right to terminate Dr. Apfel's employment due to disability as defined in a long-term disability insurance policy reasonably satisfactory to him or, in the absence of such policy, due to his inability for 120 days in any 12 month period to substantially perform his duties as a result of a physical or mental illness.

         In the event we terminate Dr. Apfel's employment for Cause (as such term is defined in the Apfel Agreement) or due to Dr. Apfel's death or disability, or Dr. Apfel terminates his employment for any reason other than Good Reason (as defined in the Apfel Agreement), Dr. Apfel or his estate is to receive salary through date of termination, reimbursement for expenses incurred prior to termination, all unvested options will terminate as of the date of termination and vested options are to be exercisable for 90 days from the date of termination.

         In the event of Dr. Apfel's termination by us without Cause or by Dr. Apfel for Good Reason, we are to pay Dr. Apfel, subject to his compliance with certain covenants, including non-competition, non-solicitation, confidentiality and assignment of intellectual property, his base salary for the balance of the calendar year and any accrued but unused vacation, maintain his benefits during the balance of the calendar year, and all unvested options will terminate as of the date of termination and his vested options are to be exercisable for 90 days from date of termination.

         Pursuant to the Apfel Agreement, Dr. Apfel has agreed to covenants not to disclose confidential information and assignment of intellectual property. Additionally, Dr. Apfel has agreed to a two-year non-competition covenant and a two year non-solicitation covenant following termination of employment.

         Dr. Apfel holds an ownership interest in Parallax Clinical Research ("PARALLAX"), a New York-based consulting firm that provides strategic and practical assistance with clinical trial protocol design, planning, initiating and management to biotechnology and small pharmaceutical companies with making the transition from the bench to a clinical development program and during the term of the Apfel Agreement, Dr. Apfel shall continue to devote a portion of his time to Parallax and provides services, on behalf of Parallax, to its clients, provided that such time and services do not interfere with the effective performance of his duties under the Apfel Agreement and such services do not violate any provision of the Apfel Agreement or any of our policies.

         On April 24, 2008, we appointed Dr. Apfel Chief Scientific Officer. This appointment does not modify the Apfel Agreement in any way.

DR. CHARAN BEHL

         On November 13, 2006, we entered into an employment agreement with Dr. Behl as Executive Vice President and Chief Scientific Officer. The employment agreement with Dr. Behl was subsequently amended and restated on February 9, 2007 (as amended and restated, the "BEHL AGREEMENT"), under which Dr. Behl's position was changed from Chief Scientific Officer to Head of Technical Affairs and requiring him to report to our Chief Executive Officer, Chief Scientific Officer and any additional executive officer designated by the Board of Directors.

         The Behl Agreement is for an initial term ending November 13, 2009, subject to automatic one-year renewals unless terminated by Dr. Behl or us upon at least 60 days notice prior to the end of the then scheduled expiration date. We have the right to terminate Dr. Behl's employment due to disability as defined in a long-term disability insurance policy reasonably satisfactory to him or, in the absence of such policy, due to Dr. Behl's inability for 120 days in any 12 month period to substantially perform his duties as a result of a physical or mental illness.

         The Behl Agreement provides for an initial base annual salary of $250,000, a guaranteed bonus of $25,000 payable within 30 calendar days of the end of each fiscal year during the term and a $700 per month automobile allowance. The Behl Agreements provides for payment of a discretionary bonus following the end of each fiscal year of up to 50% of Dr. Behl's then annual base salary. The amount, if any, of the discretionary bonus will be determined by the Board of Directors or the Compensation Committee. The discretionary bonus, if paid to Dr. Behl, is to be based on the achievement of goals discussed with the executive in good faith and within a reasonable time following the commencement of each fiscal year and may be paid in cash or shares of our Common Stock valued at the average of the closing price per share during the five trading days immediately preceding the date of issuance of the shares. For the year ended March 31, 2008, Dr. Behl is to receive a $25,000 bonus.

         The Behl Agreement provides for the grant under the Stock Option Plan of fully-vested options to purchase 250,000 shares of Common Stock at an exercise price of $2.25 per share. The Behl Agreement also provides for the grant of options to purchase up to 300,000 shares of Common Stock at an exercise price of $2.25 per share which vest in two 150,000 share tranches upon the closing of an exclusive product license for the United States national market, the entire European Union Market or the Japan market or a product sale transaction of all our ownership rights in the United States (only once for each product) for our first drug developed by us for which FDA approval will be sought under a Non-Generic Opiod Product as to the first tranche and as to our second Non-Generic Opioid Product for the second tranche.

         The Behl Agreement also provides for the grant of options to purchase up to 200,000 shares of Common Stock at an exercise price of $2.25 per share (the "BEHL MILESTONE OPTIONS") with the Behl Milestone Options to vest (A) as to not more than 125,000 shares and 75,000 shares, respectively, upon the commencement of the first Phase III clinical trial relating to the first and then the second Non-Generic Opioid Product developed by us; (B) 50,000 shares upon the closing of each product license or product sale transaction (on a product by product basis and only once for each product) other than Non-Generic Opioid Products for which options were granted above; (C) 10,000 shares upon the filing by us (in our name) with the FDA of either an ANDA or a NDA for a product not covered by a previous FDA application; (D) 40,000 shares upon the approval by the FDA of any ANDA or NDA (filed in our name) for a product not previously approved by the FDA; (E) 25,000 shares upon the filing of an application for a U.S. patent by us (in our name); and (F) 25,000 shares upon the granting by the PTO of a patent to us filed in our name or an approval of an ANDA or NDA; provided, however, that the foregoing options terminate upon Dr. Behl's termination of employment except that options under (D) and (F) nevertheless vest if the filing was made during the initial term but prior to termination of the executive's employment by us without cause and the approval was made within 540 days of the filing of the ANDA, NDA or patent application.

         We also agreed that if all 200,000 Behl Milestone Options have fully vested during the initial term of the Behl Agreement, we will grant under the Stock Option Plan to Dr. Behl at the end of the first current fiscal year in which the following event occurs fully vested additional options to purchase the following shares at the fair market value on the date of grant (the "ADDITIONAL BEHL MILESTONE OPTIONS"): (a) to the extent not previously vested with respect to his comparable Behl Milestone Options: (i) up to 125,000 shares upon the commencement of the first Phase III clinical trial relating to the first Non-Generic Opioid Product developed by us; and (ii) up to an additional 125,000 shares as to such trial relating to the second Non-Generic Opioid Product developed by us, (b) 50,000 shares upon the closing of each product license for the United States national market or product sale transaction of all ownership rights (on a product by product basis and only once for each product); (c) 10,000 shares upon the filing by us (in our name) with the FDA of either an ANDA or NDA for a product not covered by a previous FDA application for each drug product of us, other than the Non-Generic Opioid Products for which any Opioid Option was granted under the Behl Agreement; (d) 40,000 shares upon the approval by the FDA of any ANDA, NDA or 505(b)(2) application filed in our name for a product not previously approved by the FDA; (e) 25,000 shares in the event of the filing of an application of an additional U.S. patent by us (filed in our name); and (f) 25,000 shares in the event of the granting by the PTO of the foregoing additional patent applications to us (filed in our name).

         The Behl Agreement allows us at our discretion to grant to Dr. Behl additional options under the Stock Option Plan and provides Dr. Behl the right to register at our expense for reoffering shares issued upon exercise of the options under the Securities Act of 1933, as amended, in certain registration statements filed by us with respect to offerings of securities by us.

         The Behl Agreement provides that in the event we terminate his employment for Cause (as defined in the Behl Agreement) or Dr. Behl terminates his employment without Good Reason (as defined in the Behl Agreement), he is to receive salary through date of termination, reimbursement for expenses incurred prior to termination, all unvested options will terminate as of the date of termination and vested options will be governed by the terms of the Stock Option Plan and the related option agreement. In the event of a termination due to death, disability or by us without Cause or by Dr. Behl for Good Reason, we are to pay Dr. Behl or his estate subject to his compliance with certain covenants, including non-competition, non-solicitation, confidentiality and assignment of intellectual property, his base salary for the longer of the balance of the initial term or one year from date of termination, continue health insurance coverage for 12 months from termination and his vested options are to be exercisable for 90 days from date of termination. The Behl Agreement provides that the definition of "Cause" has been amended to include a determination by the Board of Directors, in its sole discretion, that the employment of Dr. Behl should terminate, provided that such termination will be effective on the 30th day after the written notice to Dr. Behl of such determination.

         In the event the employment of Dr. Behl is terminated by us following a Change of Control of Elite, he will be entitled to the amounts payable as a result of termination by us without cause plus a lump sum payment of $500,000 and all unvested options shall immediately vest and along with unexercised vested options be exercisable within 90 days from the date of termination.

         Dr. Behl has agreed to a one-year non-competition covenant and a two year non-solicitation covenant following termination of employment.

         Dr. Behl is to be reimbursed for expenses (including business, travel and entertainment) reasonably incurred in the performance of his duties, provided that reimbursement of expenses in excess of $2,000 per month are subject to the approval of our chief executive officer. Dr. Behl is entitled to participate in such employee benefit and welfare plans and programs, which may be offered to our senior executives including life insurance, health and accident, medical plans and programs and profit sharing and retirement plans.

MR. GITTELMAN

         On February 26, 1998, we entered into an agreement with Gittelman & Co., P.C., whereby fees are paid to Gittelman & Co., P.C., a firm wholly-owned by Mark I. Gittelman, our Chief Financial Officer, Secretary and Treasurer, in consideration for services rendered by the firm as internal accountant and financial and management consultant to us. The firm's services include the services rendered by Mr. Gittelman in his capacity as Chief Financial Officer, Secretary and Treasurer. For the fiscal years ended March 31, 2008, 2007 and 2006, the fees paid by us under the agreement were $176,206, $151,214 and $154,704, respectively. The services rendered by the firm to us for the fiscal years ended March 31, 2008, 2007 and 2006 averaged 105, 98 and 103 hours per month, respectively, of which an average of 25 hours per month were services rendered by Mr. Gittelman in his capacity as an officer of Elite.

DR. SUBRAMANIAN

         Dr. Subramanian entered into an Advisory Services Agreement with us on December 6, 2006, the terms of which are summarized under the caption "Certain Related Person Transactions." On April 24, 2008, Dr. Subramanian resigned as our acting Chief Scientific Officer upon the appointment of Stuart Apfel to the office of Chief Scientific Officer.

HEDGING POLICY

         We do not permit the Named Executive Officers to "hedge" ownership by engaging in short sales or trading in any options contracts involving our securities.

OPTION EXERCISES AND STOCK VESTED

         No options have been exercised by our Named Executive Officers during the fiscal year ended March 31, 2008.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

         Please see the discussion under "Compensation Discussion and Analysis - Agreements with Named Executive Officers."

              COMPENSATION OF EXECUTIVE OFFICERS AND KEY EMPLOYEES

SUMMARY COMPENSATION TABLE

         The table below summarizes the compensation information in respect of the Named Executive Officers for the fiscal years ended March 31, 2008, 2007 and 2006.





                                                                                                       NON-EQUITY
                                                                      STOCK          OPTION          INCENTIVE PLAN
                            YEAR          SALARY         BONUS        AWARDS         AWARDS           COMPENSATION
      NAME AND               (1)                          (2)           (3)            (4)
 PRINCIPAL POSITION                         ($)           ($)           ($)            ($)                 ($)
-------------------         ----          ------         -----        ------         ------          --------------
Bernard Berk              2007-08        330,140      165,070            --              --                     --
    President and
    Chief                 2006-07        330,140       63,063            --         574,422                     --
    Executive
    Officer               2005-06        344,295      150,000            --         379,439                     --

Mark. Gittelman           2007-08             --           --            --              --                     --
    Chief Financial
    Officer               2006-07             --           --            --          83,293                     --

                          2005-06             --           --            --          23,100                     --


Christopher Dick          2007-08        200,000       25,000            --              --                     --
    Executive Vice
    President of          2006-07        168,750       25,000            --         482,037                     --
    Corporate
    Development           2005-06        150,000       25,000            --              --                     --


Charan Behl(5)            2007-08        250,000       25,000            --              --                     --
    Head of
    Technical Affairs     2006-07        344,135       25,000            --         482,037                     --

                          2005-06        450,000           --            --              --                     --


Veerappan                 2007-08             --           --            --              --                     --
  Subramanian(6)
    Former Chief          2006-07             --           --            --       1,114,445                     --
    Scientific
    Officer               2005-06             --           --            --              --                     --


Stuart Apfel(7)                           55,000           --            --        354,760                        --
     Chief                                                                              --
     Medical              2007-08             --           --            --                                       --
     Officer and                                                                        --
     Chief                2006-07             --           --            --                                       --
     Scientific
     Officer              2005-06

                             CHANGE IN
                           PENSION VALUE
                                AND
                            NONQUALIFIED
                              DEFERRED
                            COMPENSATION            ALL OTHER             TOTAL
                              EARNINGS            COMPENSATION
      NAME AND
 PRINCIPAL POSITION              ($)                   ($)                 ($)
-------------------        --------------         -------------           -----
Bernard Berk                          --             21,260(8)            516,470
    President and
    Chief                             --             21,260(8)            988,885
    Executive
    Officer                           --                 --               873,734

Mark. Gittelman                       --                 --                    --
    Chief Financial
    Officer                           --                 --                83,293

                                      --                 --                23,100


Christopher Dick                      --              8,400(9)            233,400
    Executive Vice
    President of                      --              3,150(10)           678,937
    Corporate
    Development                       --                                  175,000


Charan Behl(5)                        --                    --            275,000
    Head of
    Technical Affairs                 --                    --            851,172

                                      --                    --            450,000


Veerappan                             --                    --                 --
  Subramanian(6)
    Former Chief                      --                    --          1,114,445
    Scientific
    Officer                           --                    --                 --


Stuart Apfel(7)                       --              1,260(11)           411,020
     Chief
     Medical                          --                    --                 --
     Officer and
     Chief                            --                    --                 --
     Scientific
     Officer


(1) The information is provided for each fiscal year which begins on April 1 and ends on March 31.

(2) Bonuses paid to Mr. Berk represent discretionary bonuses and bonuses paid to Mr. Dick and Dr. Behl represent guaranteed bonuses.

(3) No stock awards were granted to the Named Executive Officers in the fiscal years ended March 31, 2008, 2007 or 2006.

(4) The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for fiscal year ended March 31, 2008 are set forth as follows: the per share weighted average of the above mentioned stock options was 0.8869 using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 33%; risk free interest rate of 4.00% and expected lives of ten (10) years. The assumptions used to determine the fair value of the option awards for fiscal year ended March 31, 2007 are set forth in Note 3 of our financial statements included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006. The assumptions used to determine the fair value of the option awards for fiscal years ended March 31, 2006 are set forth in Note 9 of our audited Consolidated Financial Statements included in our Form 10-K for the fiscal year ended March 31, 2006. Our Named Executive Officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(5) Dr. Behl was Executive Vice President and Chief Scientific Officer from March 9, 2006 to February 9, 2007 and has been Head of Technical Affairs since February 9, 2007.

(6) Dr. Subramanian was acting Chief Scientific Officer from February 9, 2007 to April 24, 2008.

(7) Dr. Apfel has been Chief Medical Officer since January 3, 2008 and Chief Scientific Officer since April 24, 2008.

(8) Represents $16,345 for auto and parking allowance and $4,915 for life insurance premiums.

(9)  Represents $8,400 for auto and parking allowance.

(10) Represents $3,150 for auto and parking allowance.

(11) Represents $1,260 for auto and parking allowance.

                           GRANTS OF PLAN-BASED AWARDS


         The following table sets forth information regarding grants of plan based awards to the Named Executive Officers during the fiscal year ended March 31, 2008.

                                                                                 ESTIMATED FUTURE PAYOUTS
                               ESTIMATED POSSIBLE PAYOUTS                                  UNDER
                               UNDER NON-EQUITY INCENTIVE                          EQUITY INCENTIVE PLAN
                                      PLAN AWARDS                                         AWARDS
                            ------------------------------        -----------------------------------------------------


                  GRANT     THRESHOLD    TARGET    MAXIMUM        THRESHOLD               TARGET                MAXIMUM
NAME               DATE        ($)        ($)        ($)             (#)                   (#)                    (#)
----              -----     ----------   ------    -------        ---------               -----                 -------
Stuart Apfel       1/03/08
     Chief
    Medical        1/03/08
    Officer and
    Chief
    Scientific
    Officer

                                                                     GRANT
                      ALL OTHER                                       DATE
                        STOCK          ALL OTHER                      FAIR
                       AWARDS:           OPTION       EXERCISE      VALUE OF
                       NUMBER            AWARDS:         OR          STOCK
                         OF             NUMBER OF    BASE PRICE       AND
                      SHARES OF        SECURITIES     OF OPTION      OPTION
                      STOCK OR         UNDERLYING      AWARDS        AWARDS
NAME                  UNITS (#)        OPTIONS (#)     ($/SH)          (1)
----                 ----------       ------------   -----------     -------
Stuart Apfel                                              $1.75      106,428
     Chief                             120,000
    Medical                                               $1.75      248,332
    Officer and                        280,000
    Chief
    Scientific
    Officer

(1) The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for fiscal year ended March 31, 2008 are set forth as follows: the per share weighted average of the above mentioned stock options was 0.8869 using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 33%; risk free interest rate of 4.00% and expected lives of ten (10) years. Our Named Executive Officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END


         The following table sets forth information concerning stock options and stock awards held by the Named Executive Officers as of March 31, 2008.

                                  OPTION AWARDS
                             -----------------------



                                                                            EQUITY
                                                                          INCENTIVE
                                                                             PLAN
                                                                            AWARDS
                                NUMBER OF            NUMBER OF             NUMBER OF                                      NUMBER OF
                               SECURITIES           SECURITIES            SECURITIES                                      SHARES OR
                               UNDERLYING           UNDERLYING            UNDERLYING                                       UNITS OF
                               UNEXERCISED          UNEXERCISED           UNEXERCISED          OPTION                     STOCK HELD
                                 OPTIONS              OPTIONS              UNEARNED           EXERCISE       OPTION       THAT HAVE
                               EXERCISABLE         UNEXERCISABLE            OPTIONS             PRICE      EXPIRATION     NOT VESTED
         NAME                      (#)                  (#)                   (#)                ($)          DATE           (#)
         ----                  -----------         -------------          -----------         ---------    -----------    ----------
         Bernard Berk            300,000(1)                   --                   --             $2.01     06/03/13            --
              Berk               225,000(2)                   --                   --             $2.15     07/22/13            --
              President           30,000(3)                   --                   --             $2.34     06/22/14            --
             and Chief            10,000(4)                   --                   --             $2.75     08/30/15            --
             Executive            10,000(4)
             Officer                                          --                   --             $2.75     08/30/15            --
                                          --           10,000(4)                   --             $2.75     08/30/15            --

                                 100,000(5)                   --                   --             $2.69     09/02/15            --

                                          --          100,000(5)                   --             $2.69     09/02/15            --

                                          --                  --           400,000(6)             $2.69     09/02/15            --

                                          --                  --           150,000(7)             $3.00     11/13/16            --

                                          --                  --           150,000(8)             $3.00     11/13/16            --

         Mark.                    10,000(9)                   --                   --             $2.34     03/08/14            --
         Gittelman                 6,666(10)                  --                   --             $2.80     07/14/15            --
             Chief                 6,667(10)                  --                   --             $2.80     07/14/15            --
             Financial                    --            6,667(10)                  --             $2.80     07/14/15            --
             Officer              23,333(11)                  --                   --             $2.26     05/03/16            --
                                          --           23,333(11)                  --             $2.26     05/03/16            --
                                          --           23,334(11)                  --             $2.26     05/03/16            --

         Christopher              10,000(12)                  --                   --             $2.34     10/31/12           --
             Dick                 10,000(12)                  --                   --             $2.34     10/31/12           --
             Executive            10,000(12)                  --                   --             $2.34     10/31/12           --
             Vice                 10,000(13)                  --                   --             $2.21     06/13/13           --
             President            10,000(13)                  --                   --             $2.21     06/13/13           --
             of                   10,000(13)                  --                   --             $2.21     06/13/13           --
             Corporate            40,000(14)                  --                   --             $2.80     07/14/15           --
             Development         250,000(15)                  --                   --             $2.25     11/13/16           --
                                         --                   --             150,000(7)           $2.25     11/13/16           --
                                         --                   --             150,000(8)           $2.25     11/13/16           --
                                         --                   --             200,000(6)           $2.25     11/13/16           --

          Charan Behl            250,000(15)                  --                   --             $2.25     11/13/16            --
             Head of                                          --             150,000(7)           $2.25     11/13/16            --
             Technical                   --                   --             150,000(8)           $2.25     11/13/16            --
             Affairs                     --                   --             200,000(6)           $2.25     11/13/16            --

         Veerappan               250,000(16)                  --                   --             $2.13     12/16/16            --
         Subramanian             250,000(16)                  --                   --             $2.13     12/16/16            --
             Former              250,000(16)                  --                   --             $2.13     12/16/16            --
             Chief               250,000(16)                  --                   --             $2.13     12/16/16            --
             Scientific
             Officer

         Stuart Apfel             120,000(17)                                                     $1.75      1/03/18
             Chief
             Medical                                                         280,000(18)          $1.75      1/03/18            --
             Officer
             and
             Chief
             Scientific
             Officer


                                              EQUITY
                                            INCENTIVE          EQUITY
                                              PLAN           INCENTIVE
                                             AWARDS:        PLAN AWARDS:
                                            NUMBER OF         MARKET OR
                                             UNEARNED      PAYOUT VALUE OF
                            MARKET VALUE      SHARES,         UNEARNED
                            OF SHARES OR      UNITS        SHARES, UNITS
                              UNITS OF       OR OTHER           OR
                             STOCK HELD     RIGHTS THAT     OTHER RIGHTS
                             THAT HAVE        HAVE NOT      THAT HAVE NOT
                             NOT VESTED        VESTED          VESTED
         NAME                   ($)             (#)              ($)
         ----               ------------    -----------    ---------------
         Bernard Berk                --           --              --
              Berk                   --           --              --
              President              --           --              --
             and Chief               --           --              --
             Executive
             Officer                 --           --              --
                                     --           --              --

                                     --           --              --

                                     --           --              --

                                     --           --              --

                                     --           --              --

                                     --           --              --

         Mark.                       --           --              --
         Gittelman                   --           --              --
             Chief                   --           --              --
             Financial               --           --              --
             Officer                 --           --              --
                                     --           --              --
                                     --           --              --

         Christopher                 --           --              --
         Dick                        --           --              --
             Executive               --           --              --
             Vice                    --           --              --
             President               --           --              --
             of                      --           --              --
             Corporate               --           --              --
             Development             --           --              --
                                     --           --              --
                                     --           --              --
                                     --           --              --

          Charan Behl                --           --              --
             Head of                 --           --              --
             Technical               --           --              --
             Affairs                 --           --              --

         Veerappan                   --           --              --
         Subramanian                 --           --              --
             Former                  --           --              --
             Chief                   --           --              --
             Scientific
             Officer

         Stuart Apfel
             Chief
             Medical                 --           --              --
             Officer
             and
             Chief
             Scientific
             Officer


(1)  These options vested as of June 3, 2003.

(2)  These options vested as of September 2, 2005.

(3)  These options vested on June 22, 2004.

(4) These options vest in annual increments over a three year period on August 30, 2006, August 30, 2007 and August 30, 2008, respectively.

(5) These options vested in annual increments over a two year period on September 2, 2006 and September 2, 2007, respectively.

(6) These options vest as follows: (i) upon the commencement of the first Phase III clinical trial relating to the first "Non-Generic Opioid Product" developed by us as to 125,000 options and relating to the second "Non-Generic Opioid Product" developed by the company as to 75,000 options;
     (ii) 50,000 shares of Common Stock shall vest and become immediately exercisable in full only upon the closing of an exclusive product license for the United States national market or product sale transaction of all of our ownership rights (on a product by product basis and only once for each individual product) for each Company drug product, other than the "Non-Generic Opioid Products" for which the "Non-Generic Opioid Product" options were granted; (iii) 10,000 options upon the filing by us (in our name) with FDA of either an ANDA or a NDA (including a NDA filed with the FDA, for a product not covered by a previous FDA application); (iv) 40,000 options upon the approval by the FDA of any ANDA or NDA (filed in our name) for a product not previously approved by the FDA; (v) 25,000 options upon filing of an application for U.S. patent by us (filed in our name); and
     (vi) 25,000 options upon the granting by PTO of a patent to us (filed in our name).

(7) These options vest upon the closing of an exclusive product license for the first of the United States national market, the entire European Union market or the Japan market or product sale transaction of all of our ownership rights in the United States (only once for each individual product) for our first Non-Generic Opioid Product.

(8) These options vest upon the closing of an exclusive product license for the United States national market, the entire European Union market or the Japan market or product sale transaction of all of our ownership rights in the United States (only once for each individual product) for our second Non-Generic Opioid Product.

(9)  These options vested on June 22, 2004.

(10) These options vest in annual increments over a three year period on July 14, 2006, July 14, 2007 and July 14, 2008, respectively.

(11) These options vest in annual increments over a three year period on May 3, 2007, May 3, 2008 and May 3, 2009, respectively.

(12) These options vested on November 1, 2003, 2004 and 2005, respectively.

(13) These options vested on June 13, 2004, 2005 and 2006, respectively.

(14) These options vested on July 14, 2005.

(15) These options vested on November 13, 2006.

(16) These options vested as follows: (i) 250,000 on December 6, 2006, (ii) 250,000 on May 6, 2007, (iii) 250,000 on December 6, 2007 and (iv) 250,000
     on our acceptance of the initial business plan of Novel.

(17) These options vested on January 3, 2008.

(18) These options vest as follows: (i) 80,000 shares upon the successful completion, as determined by the Board, of a Company sponsored Phase III clinical trial of the Company's developmental drug product referred to as ELI-216; (ii) 80,000 shares upon the successful completion, as determined by the Board, of a Company sponsored Phase III clinical trial of the Company's developmental drug product referred to as ELI-154; (iii) 80,000 shares upon the successful completion, as determined by the Board, by the Company during the term of the Apfel Agreement of a Company sponsored long-term safety study for the Company's developmental drug product referred to as ELI-216; and (iv) 40,000 shares upon the closing of an exclusive product license for the United States national market, or product sale transaction of all of the Company's ownership rights, for either ELI-216 or ELI-154.

                              DIRECTOR COMPENSATION


         The following table sets forth director compensation for the year ended March 31, 2008:

                                                                                                            CHANGE IN PENSION VALUE
                                    FEES PAID OR                                                               AND NONQUALIFIED
                                     EARNED IN         STOCK         OPTION       NON EQUITY INCENTIVE       DEFERRED COMPENSATION
                                       CASH            AWARDS        AWARDS        PLAN COMPENSATION                EARNINGS
NAME                                    ($)             ($)           ($)                  ($)                        ($)
----                                ------------------------------------------------------------------------------------------------
Bernard Berk                            6,000           ---             ---                     ---                           ---

Barry Dash                             12,000           ---         50,616(1)                   ---                           ---

Robert J. Levenson                     12,000           ---         50,616(1)                   ---                           ---

Melvin Van Woert                       12,000           ---         50,616(1)                   ---                           ---

Veerappan Subramanian                   2,000           ---             ---                     ---                           ---


                                     ALL OTHER
                                    COMPENSATION             TOTAL
NAME                                    ($)                   ($)
----                                -------------------------------
Bernard Berk                                 ---             6,000

Barry Dash                                   ---            62,616

Robert J. Levenson                           ---            62,616

Melvin Van Woert                             ---            62,616

Veerappan Subramanian                        ---             2,000

----------------------------
(1) Represents 90,000 options of which 30,000 vest during the period commencing on January 24, 2008 and ending June 26, 2008; 30,000 vest during the period commencing on June 27, 2008 and ending on June 26, 2009 and 30,000 vest during the period commencing on June 27, 2009 and ending on June 26, 2010; provided, however that the options shall fully vest upon the director's death, disability, retirement as a director or removal as a director without cause at the request of the Board of Directors.

FEE COMPENSATION

         Prior to January 1, 2008, each Director received $2,000 per each meeting such Director attends. As of January 1, 2008, the Company's policy regarding director fees has been revised as follows: (i) Directors who are employees or consultants of the Company (and/or any of its subsidiaries) receive no additional remuneration for serving as directors or members of committees of the Board; (ii) all Directors are entitled to reimbursement for out-of-pocket expenses incurred by them in connection with their attendance at the Board or committee meetings; (iii) Directors who are not employees or consultants of the Company (and/or any of its subsidiaries) receive $15,000 annual retainer fee for their service on the Board and all committees; (iv) Directors who are not employees or consultants of the Company (and/or any of its subsidiaries) receive a per board meeting fee of $1,000 for each board meeting and a per committee meeting fee of $1,000 for each committee meeting attended by such Director; provided that the chairperson of the committee conducting such meeting shall (in place of the $1,000 meeting fee) receive a per committee meeting fee of $1,500 for each committee meeting attended; and (v) for purposes of the compensation schedule set forth above, (x) a meeting shall only constitute a meeting of the Board or a committee entitling a participant to a meeting fee if such meeting extends to at least sixty (60) minutes (including the time of any reconvened portion of a meeting after an adjournment), (y) a meeting shall include all meetings attended in-person (whether at the Company's offices or at any other location) or via telephone conference, and (z) only one fee may be payable to Director and/or committee member per calendar day. Except as described in this section, non-employee Directors do not receive any additional compensation for their services on the Board of Directors.

EQUITY COMPENSATION

         Members of the Board of Directors during the fiscal years ended March 31, 2007 and 2008 did not receive any options or equity compensation for serving as directors other than the grant of 90,000 options to each of the independent directors in January, 2008.

OTHER

         The Company has entered into indemnification agreements with each of its directors to indemnify them to the fullest extent permitted under Delaware General Corporation Law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding beneficial ownership of our Common Stock as of June 18, 2008 by (i) each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) each of our directors and nominees for director, (iii) each of the Named Executive Officers (as defined below) and (iv) all our directors and executive officers as a group. On such date, we had 23,232,207 shares of Common Stock outstanding (exclusive of 100,000 treasury shares). (The 8,410 shares of Series B Preferred Stock outstanding and the 18,981 shares of Series C Preferred Stock outstanding are nonvoting and none of the individuals listed below beneficially owns any shares of Series B Preferred Stock or Series C Preferred Stock other than Barry Dash who owns 20 shares of Series C Preferred Stock. There are currently no shares of Series A Preferred Stock outstanding).

         As used in the table below and elsewhere in this Annual Report on Form 10-K, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following June 18, 2008. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

NAME AND ADDRESS                                                                         COMMON STOCK
----------------                                                                         ------------
                                                                            AMOUNT                  %
                                                                            ------                  -

Bernard Berk, Director, President and Chief Executive Officer*              1,734,800(1)        7.02

Barry Dash, Director*                                                       138,207(2)          **

Robert J. Levenson, Director*                                               90,000(3)           **

Melvin Van Woert, Director*                                                 120,000(4)          **

Veerappan Subramanian(5)*                                                   2,436,094(6)        9.86
c/o Novel Laboratories, Inc.
400 Campus Drive
Somerset, NJ 08873

Stuart Apfel, Chief Scientific Officer and Chief Medical Officer*           400,000(7)          1.69

Chris Dick, Executive Vice President of Corporate Development*              885,287(8)          3.67

Mark I. Gittelman, Chief Financial Officer*                                 39,999(9)           **

Dr. Charan Behl(10)*                                                        1,375,000(11)       5.70

Trellus Management Company                                                  3,450,795(12)      13.43
Adam Usdan
350 Madison Avenue, 9th Floor
New York, New York  10017

NAME AND ADDRESS                                                                         COMMON STOCK
----------------                                                                         ------------
                                                                            AMOUNT                  %
                                                                            ------                  -

Mark Fain                                                                   1,094,164(13)        4.67
237 Park Avenue, Suite 900
New York, NY 10017

Chad Comiteau                                                               1,114,096(14)        4.76
237 Park Avenue, Suite 900
New York, NY 10017

Davidson Kempner Healthcare International Ltd.                              4,528,328(15)       16.35
65 East 55th Street, 19th Floor
New York, NY 10022

All Directors and Officers as a group***                                    5,844,387(16)       20.83

     ------------------------
     * The address is c/o Elite Pharmaceuticals Inc., 165 Ludlow Avenue, Northvale, NJ 07647.
     **   Less than 1%
     ***  As of June 18, 2008

(1) Includes options to purchase 1,485,000 shares of Common Stock. See "Named Executive Officers."

(2) Includes options to purchase 120,000 shares of Common Stock, 20 shares of Series C Preferred Stock convertible into 8,621 shares of Common Stock and warrants to purchase 2,586 shares of Common Stock.

(3) Represents options to purchase shares of Common Stock.

(4) Represents options to purchase shares of Common Stock.

(5) Dr. Subramanian was acting Chief Scientific Officer from February 9, 2007 to April 25, 2007 and ceased being a director on June 26, 2007. See "Named Executive Officers."

(6) Includes options to purchase 1,000,000 shares of Common Stock which are owned by Dr. Subramanian and 957,396 shares of Common Stock and warrants to purchase 478,698 shares of Common Stock which are owned by VGS Pharma, LLC ("VGS"), a wholly-owned subsidiary of Kali Capital, L.P., which is controlled by Kali Management, LLC ("KALI"), its general partner, and Kali is controlled by the daughter of Dr. Subramanian, its managing member. Dr. Subramanian disclaims beneficial ownership of these shares of Common Stock, except to the extent of his pecuniary interest therein, if any.

(7) Represents options to purchase shares of Common Stock.

(8) Includes options to purchase 850,000 shares of Common Stock and warrants held by Mr. Dick and Hedy Rogers as joint tenants to purchase 10,479 shares of Common Stock.

(9) Represents options to purchase shares of Common Stock.

(10) Behl was Executive Vice President and Chief Scientific Officer from March 9, 2006 to February 9, 2007 and has been Head of Technical Affairs since February 9, 2007. See "Named Executive Officers."

(11) Includes warrants to purchase 130,000 shares of Common Stock and options to purchase 750,000 shares of Common Stock. See "Named Executive Officers."

(12) Based on information provided by Trellus Management Company, LLC ("TMC") and Adam Usdan in the Schedule 13G filed February 13, 2007 and also based on information set forth in Form S-3 filed on May 24, 2007 and information provided to us by TMC. Includes 862,068 shares of Common Stock issuable upon conversion of Series C Preferred Stock held in the aggregate by Trellus Partners L.P ("TP"), Trellus Partners II L.P. ("TPI") and Trellus Offshore Fund Limited ("TPOF"), 888,889 shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock held by TP and 703,063 shares of Common Stock issuable upon exercise of warrants held in the aggregate by TP, TPI and TPOF. Adam Usdan is the President of TMC. Adam Usdan and TMC share voting power and dispositive power over the shares. Notwithstanding the inclusion of the aforementioned beneficial ownership calculation, pursuant to our Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Preferred Stock, the Amended Certificate of Designations of the Series B 8% Convertible Preferred Stock and the Common Stock Purchase Warrant for the aforementioned warrants, the number of shares of Common Stock into which the Series C 8% Preferred Stock and Series B 8% Preferred Stock are convertible and the warrants are exercisable is limited to that number of shares of Common Stock which would result in the Adam Usdan and TMC affiliated entities having aggregate beneficial ownership of not more than 9.99% of the total issued and outstanding shares of Common Stock.

(13) Based on information provided by Mark Fain and Chad Comiteau in their
Schedule 13G/A filed February 14, 2008. Mark Fain beneficially owned 1,094,164 shares of Common Stock, which amount includes (i) 168,000 shares beneficially owned by Mr. Fain over which he has sole voting power and sole dispositive power; (ii) 33,333 convertible shares beneficially owned by Mr. Fain over which he has sole voting power and sole dispositive power; (iii) 33,000 shares beneficially owned by Stratford Management Money Purchase Pension Plan over which Mr. Fain has shared voting power and shared dispositive power; (iv) 709,8631 shares beneficially owned by Stratford Partners, L.P. of which Mr. Fain is a Managing Member, and over which Mr. Fain has shared voting power and shared dispositive power; and (v) 150,000 convertible shares beneficially owned by Stratford Partners, L.P. over which Mr. Fain has shared voting power and shared dispositive power.

(14) Based on information provided by Mark Fain and Chad Comiteau in their
Schedule 13G/A filed February 14, 2008. Chad Comiteau beneficially owned 1,114,096 shares of Common Stock which amount includes (i) 188,600 shares beneficially owned by Mr. Comiteau over which he has sole voting power and sole dispositive power; (ii) 32,665 convertible shares beneficially owned by Mr. Comiteau over which he has sole voting power and sole dispositive power; (iii) 33,000 shares beneficially owned by Stratford Management Money Purchase Pension Plan over which he has shared voting power and shared dispositive power; (iv) 709,831 shares beneficially owned by Stratford Partners, L.P. of which Mr. Comiteau is a Managing Member, and over which Mr. Comiteau has shared voting power and shared dispositive power; and (v) 150,000 convertible shares beneficially owned by Stratford Partners, L.P. over which Mr. Comiteau has shared voting power and shared dispositive power.

(15) Davidson Kempner Healthcare International Ltd. ("DKHI") and its affiliates, Davidson Kempner Partners ("DKP"), Davidson Kempner Institutional Partners, L.P. ("DKIP"), M.H. Davidson & Co. ("CO"), Davidson Kempner International, Ltd. ("DKIL"), Serena Limited ("Serena"), Davidson Kempner Healthcare Fund LP ("DKHF"), MHD Management Co., Davidson Kempner Advisors Inc., Davidson Kempner International Advisors, L.L.C., DK Group LLC, DK Management Partners LP, DK Stillwater GP LLC, Thomas L. Kempner, Jr., Marvin H. Davidson, Stephen M. Dowicz, Scott E. Davidson, Michael J. Leffell, Timothy I. Levart, Robert J. Brivio, Jr., Anthony A. Yoseloff, Eric P. Epstein and Avram Z. Friedman jointly filed a Schedule 13GA on February 14, 2008, reflecting the beneficial ownership, subject to an ownership limitation, of an aggregate of 7,967 Series C Preferred Stock convertible into 3,434,052 shares of common stock, 1,030,208 warrants exercisable into 1,030,208 shares of Common Stock and 64,068 shares of Common Stock as a result of their voting and dispositive power over 7,967 Series C Preferred Stock convertible into 3,434,052 shares of Common Stock, 1,030,208 warrants exercisable into 1,030,208 shares of Common Stock and 64,068 shares of Common stock beneficially owned by DKP, DKIP, DKIL, Serena, CO, DKHF and DKHI. Notwithstanding the inclusion of the aforementioned beneficial ownership calculation, pursuant to our Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock and the Common Stock Purchase Warrant for the aforementioned warrants, the number of shares of Common Stock into which the Series C Preferred Stock are convertible and the warrants are exercisable is limited to that number of shares of Common Stock which would result in the Davidson Kempner affiliated entities having aggregate beneficial ownership of not more than 9.99% of the total issued and outstanding shares of Common Stock. The above information was obtained from such Schedule 13G/A.

(16) Includes 20 shares of Series C Preferred Stock convertible into 8,621 shares of Common Stock and options and warrants to purchase an aggregate of 5,306,763 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

         All related person transactions are reviewed and, as appropriate, may be approved or ratified by the Board of Directors. If a Director is involved in the transaction, he or she may not participate in any review, approval or ratification of such transaction. Related person transactions are approved by the Board of Directors only if, based on all of the facts and circumstances, they are in, or not inconsistent with, our best interests and the best interests of our stockholders, as the Board of Directors determines in good faith. The Board of Directors takes into account, among other factors it deems appropriate, whether the transaction is on terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person's interest in the transaction. The Board of Directors may also impose such conditions as it deems necessary and appropriate on us or the related person in connection with the transaction.

         In the case of a transaction presented to the Board of Directors for ratification, the Board of Directors may ratify the transaction or determine whether rescission of the transaction is appropriate.


                       CERTAIN RELATED PERSON TRANSACTIONS

TRANSACTIONS WITH DR. SUBRAMANIAN AND VGS PHARMA LLC

         On December 6, 2006, we entered into a Strategic Alliance Agreement with Dr. Subramanian and VGS,under which (i) Dr. Subramanian was appointed to our Board of Directors, (ii) VGS made a $2,000,000 equity investment in Elite,
(iii) we engaged Dr. Subramanian to serve as our strategic advisor on the research, development and commercialization of our existing pipeline and (iv) we, together with VGS formed Novel,, as a separate specialty pharmaceutical company for the research, development, manufacturing, licensing and acquisition of specialty generic pharmaceuticals. VGS is wholly-owned subsidiary of Kali Capital, L.P., which is controlled by Kali Management, LLC ("KALI"), its general partner, and Kali is controlled by Anu Subramanian, its managing member and daughter of Dr. Subramanian.

         The specialty pharmaceutical product initiative of the strategic alliance between Elite and Dr. Subramanian is to be conducted by Novel, of which we acquired 49% and VGS acquired 51% of its Class A Voting Common Stock for $9,800 and $10,200 respectively. Pursuant to the Alliance Agreement, VGS acquired for $2,000,000: (i) 957,396 shares of our Common Stock at approximately $2.089 per share and (ii) a five year Warrant to purchase 478,698 shares of our Common Stock, for cash, at an exercise price of $3.00 per share, subject to adjustment upon the occurrence of certain events.

         We contributed $5,000,000 to Novel. During the three months ended December 31, 2007, we elected not to fund our remaining contributions to Novel upon the terms set forth in the Alliance Agreement because we had reached agreement with the FDA under a SPA on the Phase III clinical trial of ELI-216, Elite's abuse deterrent oxycodone product and determined that our funds would be better used to support the clinical trials for ELI-216.

         We and VGS negotiated alternative structures that would permit investments by us at valuations which differed from those set forth in the Alliance Agreement, however we were unable to agree upon an alternative acceptable to both parties. Accordingly, upon our determination not to fund our remaining contributions to Novel at the valuation set forth in the Alliance Agreement, VGS exercised its rights under the Stockholders Agreement to purchase from us shares of Class A Voting Common Stock of Novel proportionate to the amount of remaining contributions which were not funded by us. As a result, our remaining ownership interest in Class A Voting Common Stock of Novel is approximately 10% of the outstanding shares of Class A Voting Common Stock of Novel.

         Pursuant to an advisory agreement, Dr. Subramanian had agreed to provide advisory services to us, including but not limited to, assisting in the implementation of current and new drug product development projects of Elite and assisting in the recruitment of additional R&D staff members. As an inducement to enter into the agreement, we granted Dr. Subramanian a non-qualified stock option to purchase up to 1,750,000 shares of Common Stock, at a price of $2.13 per share, of which 1,000,000 options have vested and 750,000 unvested options have terminated.

TRANSACTIONS WITH MARK GITTELMAN AND GITTELMAN & CO. P.C.

         For a description of the agreement between Elite and Gittelman & Co., P.C., please see "Compensation Discussion Analysis - Agreements with Named Executive Officers and Key Employees". Mark Gittelman, our chief financial officer is the principal of Gittelman & Co., P.C.

TRANSACTIONS WITH DR. APFEL

         From January 8, 2007 to December 31, 2007, Dr. Apfel provided consulting services to us through Parallex Clinical Research, which included, without limitation, assistance in development and execution of our regulatory and clinical program with respect to our abuse resistance opioid products. Parallex Clinical Research received $52,843 as consulting fees for his services.

SERIES C PREFERRED STOCK FINANCING

         The following related persons participated in our Series C Preferred Stock private placement that closed on April 24, 2007 according to which we sold 15,000 shares of our Series C Preferred Stock, and 1,939,655 warrants for gross proceeds of $15,000,000.

         o Barry Dash, one of our directors, purchased 20 shares of Series C Preferred Stock and warrants to purchase 2,586 shares of Common Stock for a purchase price of $20,000.

         o Affiliates of Adam Usdan, one of our stockholders which beneficially owns more than 5% of our outstanding Common Stock, purchased an aggregate of 2,000 shares of Series C Preferred Stock and warrants to purchase 258,619 shares of Common Stock for an aggregate purchase price of $2,000,000.

         o Indigo Securities LLC of whom Edward Neugeboren, a director until June 26, 2007, is a consultant, acted as a selected dealer in the private placement of the Series C Preferred Financing and received a $194,547 cash commission and warrants to purchase 36,045 shares of Common Stock for its services.

The following related persons participated in our Series C Preferred Stock private placement that closed on July 17, 2007 according to which we sold the remaining 5,000 shares of our Series C Preferred Stock, and 646,544 warrants for gross proceeds of $5,000,000.

         o Midsummer Investment Ltd., one of our stockholders that beneficially owns more than 5% of our outstanding Common Stock, purchased an aggregate of 1,000 shares of Series C Preferred Stock and warrants to purchase 129,310 shares of Common Stock for an aggregate purchase price of $1,000,000.

         See "Item 10 - Directors and Executive Officers of Registrant" for information as to employment or engagement agreements with Bernard Berk, Chris Dick, Charan Behl, Stuart Apfel and Gittelman & Co. PC, an affiliate of Mark I. Gittelman.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Miller Ellin & Company, LP. ("MILLER ELLIN") for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended March 31, 2008 and March 31, 2007 and fees billed for other services rendered by Miller Ellin during those periods.

                                                 2008                      2007
                                                 ----                      ----
Audit Fees(1)                                   $52,847                  $58,360
Audit-Related Fees                                 --                       --
Tax Fees                                           --                       --
All Other Fees                                     --                       --

(1) Audit Fees relate to the audit of our financial statements and reviews of financial statements included in our quarterly reports on Form 10-Q.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)      Documents filed as part of this Annual Report on Form 10-K

         (1) The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K

         (2) The financial statements listed in the Index are filed a part of this Annual Report on Form 10-K.

         (3) List of Exhibits

         See Index to Exhibits in paragraph (b) below.

         The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K.

(b)      Financial Statement Schedules

         None.

(c)      Exhibits required by Item 601 of Regulation S-K.

EXHIBIT
  NO.         DESCRIPTION

  3.1(a) Certificate of Incorporation of the Company, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit
              4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the "Form S-4") and (b) Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 28, 2004.

  3.1(b) Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.

  3.1(c) Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.

  3.1(d) Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.

  3.1(e) Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.

  3.1(f) Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.

  3.1(g) Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to
              Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007

    3.2       By-Laws of the Company, as amended, incorporated by reference to
              Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the "Form SB-2").

    4.1 Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.

    4.2 Form of specimen certificate for Series A 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.

    4.3 Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

    4.4 Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

    4.5 Warrant to purchase 100,000 shares of Common Stock issued to DH Blair Investment Banking Corp., incorporated by reference to
              Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2004.

    4.6 Warrant to purchase 50,000 shares of Common Stock issued to Jason Lyons incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.

    4.7 Form of Warrant to purchase shares of Common Stock issued to designees of lender with respect to financing of an equipment loan incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.

    4.8 Form of Short Term Warrant to purchase shares of Common Stock issued to purchasers in the private placement which initially closed on October 6, 2004 (the "Series A Financing"), incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.

    4.9 Form of Long Term Warrant to purchase shares of Common Stock issued to purchasers in the Series A Financing, incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.

   4.10 Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series A Financing, incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.

   4.11 Form of Replacement Warrant to purchase shares of Common Stock in connection with the offer to holders of Warrants in the Series A Financing (the "Warrant Exchange"), incorporated by reference as
              Exhibit 4.1 to the Current Report on Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.

   4.12 Form of Warrant to purchase shares of Common Stock to the Placement Agent, in connection with the Warrant Exchange, incorporated by reference as Exhibit 4.2 to the Current Report on Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.

   4.13 Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the "Series B Financing"), incorporated by reference to Exhibit
              4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

   4.14 Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to
              Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

   4.15 Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

   4.16 Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.

   4.17 Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

   4.18 Form on Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

   4.19 Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the "Series C Financing"), incorporated by reference to Exhibit
              4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

   4.20 Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

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

   10.2 Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

   10.3 Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

   10.4 Amended and Restated Employment Agreement dated as of September 2, 2005 between Bernard Berk and the Company, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, dated September 2, 2005, and filed with the SEC on September 9, 2005.

   10.5 Option Agreement between Bernard Berk and the Company dated as of July 23, 2003 incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for three months ended June 30, 2003 (the "June 30, 2003 10Q Report").

   10.6 Option Agreement between Bernard Berk and the Company dated as of July 23, 2003, incorporated by reference to Exhibit 10.8 to the June 30, 2003 10Q Report.

   10.7 Amendment, dated as of September 2, 2005, by and between, the Company and Bernard Berk, to the Stock Option Agreement, dated as of July 23, 2003, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, dated September 2, 2005, and filed with the SEC on September 9, 2005.

   10.8 Stock Option Agreement, dated as of September 2, 2005, by and between the Company and Bernard Berk, incorporated by reference to
              Exhibit 10.3 to Current Report on Form 8-K, dated September 2, 2005, and filed with the SEC on September 9, 2005.

   10.9 Stock Option Agreement, dated as of September 2, 2005, by and between the Company and Bernard Berk, incorporated by reference to
              Exhibit 10.4 to Current Report on Form 8-K, dated September 2, 2005, and filed with the SEC on September 9, 2005.

   10.10 Engagement letter dated February 26, 1998, between Gittelman & Co. P.C. and the Company incorporated by reference to Exhibit 10.10 to the Form 10-K for the period ended March 31, 2004 filed with the SEC on June 29, 2004.

   10.11 Product Development Manufacturing and Distribution Agreement, dated as of March 30, 2005, by and among Elite Laboratories, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Elite Labs"), Harris Pharmaceuticals, Inc. and Tish Technologies LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated March 30, 2005, originally filed with the SEC on April 5, 2005, as amended on the Current Report on Form 8-K/A filed May 10, 2005, as further amended by the Current Report on Form 8-K/A filed June 13, 2005, as further amended by the Current Report on Form 8-K/A filed July 20, 2005, as further amended by the Current Report on Form 8-K/A filed August 23, 2005, as further amended by the Current Report on Form 8-K/A filed September 27, 2005, as further amended by the Current Report on Form 8-K/A filed December 7, 2005 (Confidential Treatment granted with respect to portions of the Agreement).

   10.12 Product Development and Commercialization Agreement, dated as of June 21, 2005, between the Company and IntelliPharmaceutics, Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated June 21, 2005 and originally filed with the SEC on June 27, 2005, as amended on the Current Report on Form 8-K/A filed September 7, 2005, as further amended by the Current Report on Form 8-K/A filed December 7, 2005 (Confidential Treatment granted with respect to portions of the Agreement).

   10.13 Product Development and License Agreement, dated as of June 22, 2005, between the Company and Pliva, Inc., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated June 22, 2005 and originally filed with the SEC on June 28, 2005, as amended on the Current Report on Form 8-K/A filed September 6, 2005, as further amended by the Current Report on Form 8-K/A filed December 7, 2005 (Confidential Treatment granted with respect to portions of the Agreement).

   10.14 Agreement, dated December 12, 2005, by and among the Company, Elite Labs, and IntelliPharmaCeutics Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated December 12, 2005, and originally filed with the SEC on December 16, 2005, as amended by the Current Report on Form 8-K/A filed March 7, 2006 (Confidential Treatment granted with respect to portions of the Agreement).

   10.15 Product Development and Commercialization Agreement, dated January 10, 2006, by and among the Company, Elite Laboratories, Inc., its wholly-owned subsidiary and Orit Laboratories LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated January 10, 2006, and filed with the SEC on January 17, 2006. (Confidential Treatment granted with respect to portions of the Agreement).

   10.16 Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority ("NJEDA") and the Company, incorporated by reference to Exhibit 10.1 to the

              Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

   10.17 Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to
              Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

   10.18 Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to
              Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

   10.19 Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

   10.20 Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

   10.21 Form of Warrant Exercise Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 14, 2005 and filed with the SEC on December 20, 2005.

   10.22 Form of Registration Rights Agreement, between the Registrant and signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated December 14, 2005 and filed with the SEC on December 20, 2005.

   10.23 Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

   10.24 Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

   10.21 Form of Placement Agent Agreement, between the Registrant and Indigo Securities, LLC, incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated March 15, 2006, and filed with the SEC on March 16, 2006.

   10.22 Financial Advisory Agreement between the Registrant and Indigo Ventures LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K dated July 12, 2006 and filed with the SEC on July 18, 2006.

   10.23 Seconded Amended and Restated Employment Agreement between the Registrant and Bernard Berk, incorporated by reference as Exhibit
              10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed with the SEC on November 14, 2006.

   10.24 Employment Agreement between the Registrant and Charan Behl, incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed with the SEC on November 14, 2006.

   10.25 Employment Agreement between the Registrant and Chris Dick, incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed with the SEC on November 14, 2006.

   10.26 Product Collaboration Agreement between the Registrant and ThePharmaNetwork LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated November 10, 2006 and filed with the SEC on November 15, 2006. (Confidential Treatment granted with respect to portions of the Agreement).

   10.27 Strategic Alliance Agreement among the Registrant, VGS Pharma ("VGS") and Veerappan S. Subramanian ("VS"), incorporated by reference as Exhibit 10(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

   10.28 Advisory Agreement, between the Registrant and VS, incorporated by reference as Exhibit 10(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

   10.29 Registration Rights Agreement between the Registrant, VGS and VS, incorporated by reference as Exhibit 10(c) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

   10.30 Employment Agreement between Novel Laboratories Inc. ("Novel") and VS, incorporated by reference as Exhibit 10(d) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

   10.31 Stockholders' Agreement between Registrant, VGS, VS and Novel, incorporated by reference as Exhibit 10(e) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

   10.32 Amended and Restated Employment Agreement, between the Registrant and Charan Behl, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated February 9, 2007 and filed with the SEC on February 14, 2007.

   10.33 Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

   10.34 Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

   10.35 Form of Placement Agent Agreement, the Company and Oppenheimer & Company, Inc., incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated April 24,

              2007 and filed with the SEC on April 25, 2007.

   10.36 Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

   10.37 Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

   10.38 Consulting Agreement, dated as of July 27, 2007, between the Registrant and Wilstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

   10.39 Consulting Agreement, dated as of September 4, 2007, between the Registrant, Bridge Ventures, Inc. and Saggi Capital, Inc., incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

   10.40 Employment Agreement, dated as of January 3, 2008, by and between the Registrant and Dr. Stuart Apfel, incorporated by reference as
              Exhibit 10.1 to the Current Report on Form 8-K dated January 3, 2008 and filed with the SEC on January 9, 2008.

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

---------------------
* Filed herewith.

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

                              Dated: June 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                   DATE
---------                                   -----                                   ----

/s/ Bernard Berk                   Chief Executive Officer                      June 27, 2008
--------------------------         (Principal Executive
Bernard Berk                       Officer)


/s/  Mark Gittelman                Chief Financial Officer                      June 27, 2008
--------------------------         and Treasurer (Principal
Mark I. Gittelman                  Financial and Accounting
                                   Officer)

                                   Director
--------------------------
Barry Dash

/s/  Robert J. Levenson            Director                                     June 27, 2008
--------------------------
Robert J. Levenson

/s/  Melvin Van Woert              Director                                     June 27, 2008
--------------------------
Melvin Van Woert

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

                                    CONTENTS

                                                                      PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               F - 1

CONSOLIDATED BALANCE SHEETS                                           F - 2

CONSOLIDATED STATEMENTS OF OPERATIONS                                 F - 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                       F - 5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F - 9 TO F - 27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Elite Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Elite Pharmaceuticals, Inc. and Subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years ended March 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that he Company will continue as a going concern. As shown in the financial statements, the Company has experiences significant losses and negative cash flows, resulting in decreased capital and accumulated deficits. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2.

                                                /s/ MILLER, ELLIN & COMPANY, LLP
                                                CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
June 27, 2008

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2008 AND 2007

                                     ASSETS

                                                                                             2008                  2007
                                                                                             ----                  ----
CURRENT ASSETS:
  Cash and cash equivalents                                                               $ 3,702,615           $   811,545
  Accounts receivable                                                                         148,484               215,837
  Inventories                                                                               2,124,420               812,969
  Prepaid expenses and other current assets                                                   177,972               306,395

                                                                                          -----------           -----------
    Total current assets                                                                    6,153,491             2,146,746

                                                                                          -----------           -----------
PROPERTY AND EQUIPMENT- net of accumulated
  depreciation and amortization                                                             5,008,701             4,861,601

                                                                                          -----------           -----------
INTANGIBLE ASSETS - net of accumulated amortization                                            35,276                42,809

                                                                                          -----------           -----------
OTHER ASSETS:
  Accrued interest receivable                                                                   4,744                   949
  Deposit on equipment                                                                         14,073                32,880
  Investment in Novel Laboratories Inc.                                                     3,329,322             1,367,768
  Security deposit                                                                             13,488                 6,980
  Restricted cash - debt service                                                              432,079               414,999
  EDA bond offering costs, net of accumulated
  amortization of $35,356 and $21,178, respectively                                           319,096               333,274
                                                                                          -----------           -----------
    Total other assets                                                                      4,112,802             2,156,850
                                                                                          -----------           -----------
    TOTAL ASSETS                                                                          $15,310,270           $ 9,208,006
                                                                                          ===========           ===========

         The accompanying notes are an integral part of the Consolidated
                             Financial Statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2008 AND 2007

                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                  2008              2007
                                                                                                  ----              ----
CURRENT LIABILITIES:
  Current portion of EDA bonds                                                               $    200,000        $    185,000
  Current portion of long-term debt                                                                 9,864                  --
  Accounts payable and accrued expenses                                                           850,442           1,717,458
  Dividends payable                                                                                63,255                  --
                                                                                             ------------        ------------
    Total current liabilities                                                                   1,123,561           1,902,458
                                                                                             ------------        ------------
LONG TERM DEBT:
  EDA bonds - net of current portion                                                            3,595,000           3,795,000
  Long-term debt, less current portion                                                             42,388                  --
                                                                                             ------------        ------------
    Total long-term liabilities                                                                 3,637,388           3,795,000
                                                                                             ------------        ------------
    Total liabilities                                                                           4,760,949           5,697,458
                                                                                             ------------        ------------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value;
    Authorized - 4,483,442  (originally  5,000,000 shares of which 516,558 shares of
    Series A Convertible Preferred Stock were retired) and 0 shares
    Outstanding as of March 31, 2008 and 2007, respectively                                            --                  --
    Authorized - 10,000 Convertible Series B Preferred Stock - issued and
    outstanding - 8,410 shares and 9,695 shares, respectively                                          84                  97

  Authorized 20,000 Series C Convertible Preferred stock issued and
    Outstanding - 19,155 and 0 shares, respectively                                                   192                  --
  Common Stock - $.01 par value;
    Authorized - 65,000,000
    Issued and outstanding - 23,131,035 and 20,799,102
    shares in 2008 and 2007, respectively                                                         231,310             207,991
  Subscription receivable                                                                         (75,000)            (75,000)
  Additional paid-in capital                                                                   91,889,978          66,495,618
  Accumulated deficit                                                                         (81,190,402)        (62,811,317)
                                                                                             ------------        ------------
                                                                                               10,856,162           3,817,389
  Treasury stock, at cost (100,000 shares)                                                       (306,841)           (306,841)
                                                                                             ------------        ------------
  Total stockholders' equity                                                                   10,549,321           3,510,548
                                                                                             ------------        ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 15,310,270        $  9,208,006
                                                                                             ============        ============

         The accompanying notes are an integral part of the Consolidated
                             Financial Statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     YEARS ENDED
                                                                                                      MARCH 31,
                                                                                                     -----------
                                                                                             2008         2007            2006
                                                                                             ----         ----            ----
REVENUES:
  Manufacturing fees                                                                   $  1,173,890    $  1,038,916    $    494,231
  Royalties                                                                                 239,229         104,925          56,466
                                                                                       ------------    ------------    ------------
       Total revenues                                                                     1,413,119       1,143,841         550,697
Cost of Revenues                                                                          1,024,511         831,250              --
                                                                                       ------------    ------------    ------------
Gross Profit                                                                                388,608         312,591         550,697
OPERATING EXPENSES:
  Research and development                                                                5,795,779       5,777,865       4,343,890
  General and administrative                                                              2,434,803       2,196,154       1,726,626
  Depreciation and amortization                                                             524,893         408,814         486,687
                                                                                       ------------    ------------    ------------
                                                                                          8,755,475       8,382,833       6,557,203
                                                                                       ------------    ------------    ------------
LOSS FROM OPERATIONS                                                                     (8,366,867)     (8,070,242)     (6,006,506)
                                                                                       ------------    ------------    ------------
OTHER INCOME (EXPENSES):
  Interest income                                                                           356,274         286,603          90,862
  Sale of New Jersey tax losses                                                                  --         377,259         219,121
  Interest expense                                                                         (292,277)       (275,030)       (283,464)
  Non-cash compensation satisfied by issuance of
    stock options and warrants                                                           (2,607,470)     (3,479,070)       (902,927)
                                                                                       ------------    ------------    ------------
                                                                                         (2,543,473)     (3,090,238)       (876,408)
                                                                                       ------------    ------------    ------------
LOSS BEFORE PROVISION FOR INCOME
  TAXES                                                                                 (10,910,340)    (11,160,480)     (6,882,914)

Provision For Income Taxes                                                                   (3,120)         (1,000)         (1,000)
                                                                                       ------------    ------------    ------------

Loss from continuing operations                                                         (10,913,460)    (11,161,480)     (6,883,914)
Loss from discontinued operations                                                        (2,979,600)       (642,032)             --
                                                                                       ------------    ------------    ------------
NET LOSS                                                                                (13,893,060)    (11,803,512)     (6,883,914)
Preferred Stock Dividends                                                                (2,104,797)       (791,181)     (2,155,250)
                                                                                       ------------    ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                                                                         $(15,997,857)   $(12,594,693)   $ (9,039,164)
                                                                                       ============    ============    ============
BASIC AND DILUTED LOSS PER COMMON
  SHARE                                                                                $       (.73)   $       (.64)   $       (.49)
                                                                                       ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                                                21,801,042      19,815,780      18,463,514
                                                                                       ============    ============    ============

         The accompanying notes are an integral part of the Consolidated
                             Financial Statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             PREFERRED STOCK         COMMON STOCK       ADDITIONAL            TREASURY STOCK
                                                                         PAID-IN
                              SHARES  AMOUNT      SHARES      AMOUNT     CAPITAL             SHARES      AMOUNT
                              ------  ------      ------      ------     -------             ------      ------
BALANCES AT APRIL 1, 2005         --   $  --     18,022,183   $180,222   $ 47,006,379       (100,000)   $(306,841)
Net proceeds from issuance
of Series B
8% Convertible Preferred
Stock and warrants            10,000   $ 100             --         --      8,792,569             --           --
Non-cash compensation
satisfied by the
issuance of stock, options
and warrants                      --      --             --         --        902,927
Exercise of stock options         --      --         20,000        200         39,800             --           --
Exercise of stock warrants        --      --      1,147,976     11,480      1,241,515             --           --
Net loss                          --      --             --         --             --             --           --
Dividends                         --      --             --         --      2,121,917             --           --
                              ------   -----     ----------   --------   ------------       --------    ---------
BALANCES AT MARCH 31, 2006    10,000   $ 100     19,190,159   $191,902   $ 60,105,107       (100,000)   $(306,841)
                              ======   =====     ==========   ========   ============       ========    =========


                             ACCUMULATED   STOCKHOLDERS'
                               DEFICIT        EQUITY
                               -------        ------
BALANCES AT APRIL 1, 2005     $(41,177,459)   $  5,702,301
Net proceeds from issuance
of Series B
8% Convertible Preferred
Stock and warrants                      --       8,792,669
Non-cash compensation
satisfied by the
issuance of stock, options
and warrants                                       902,927
Exercise of stock options               --          40,000
Exercise of stock warrants              --       1,252,995
Net loss                        (6,883,914)     (6,883,914)
Dividends                       (2,155,250)        (33,333)
                              ------------    ------------
BALANCES AT MARCH 31, 2006    $(50,216,623)   $  9,773,645
                              ============    ============



         The accompanying notes are an integral part of the Consolidated
                             Financial Statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          ADDITIONAL
                                  PREFERRED STOCK                 COMMON STOCK           SUBSCRIPTION         PAID-IN
                                     SHARES     AMOUNT         SHARES       AMOUNT        RECEIVABLE          CAPITAL
                                     ------     ------         ------       ------        ----------      -----------
BALANCES AT APRIL 1, 2006           10,000    $   100      19,190,159   $    191,902             --    $ 60,105,107
Equity Investment in Company            --         --         957,396          9,574             --       1,990,426
Conversion of Preferred to Common     (305)        (3)        135,555          1,356             --          (1,353)
Conversion of Warrants to Common        --         --          84,430            844             --            (844)
Exercise of Stock Options               --         --          59,000            590             --          87,910
Non-cash compensation through
issuance of stock options
and warrants                            --         --              --             --             --       3,479,070
Sale of Warrants                        --         --              --             --        (75,000)         75,000
Costs associated with Raising
Capital                                 --         --              --             --             --         (26,347)
Net loss                                --         --              --             --             --              --
Dividends                               --         --         372,562          3,725             --         786,649
                                              -------    ------------   ------------   ------------    ------------
BALANCES AT MARCH 31, 2007           9,695    $    97      20,799,102   $    207,991        (75,000)   $ 66,495,618
                                    ======    =======    ============   ============   ============    ============


                                       TREASURY STOCK              ACCUMULATED     STOCKHOLDERS'
                                   SHARES            AMOUNT          DEFICIT         EQUITY
                                   ------            ------          -------         ------
BALANCES AT APRIL 1, 2006             (100,000)   $   (306,841)   $(50,216,623)   $  9,773,645
Equity Investment in Company                --              --              --       2,000,000
Conversion of Preferred to Common           --              --              --              --
Conversion of Warrants to Common            --              --              --              --
Exercise of Stock Options                   --              --              --          88,500
Non-cash compensation through
issuance of stock options
and warrants                                --              --              --       3,479,070
Sale of Warrants                            --              --              --              --
Costs associated with Raising
Capital                                     --              --              --         (26,347)
Net loss                                    --              --     (11,803,512)     (11,803,51)
Dividends                                   --              --        (791,182)           (808)
                                  ------------    ------------    ------------    ------------
BALANCES AT MARCH 31, 2007            (100,000)   $   (306,841)   $(62,811,317)   $ (3,510,548)
                                  ============    ============    ============    ============



         The accompanying notes are an integral part of the Consolidated
                             Financial Statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      SERIES B                    SERIES C
                                                  PREFERRED STOCK              PREFERRED STOCK                COMMON STOCK
                                               SHARES         AMOUNT        SHARES        AMOUNT          SHARES         AMOUNT
                                               ------         ------        ------        ------          ------         ------

BALANCE AT MARCH 31, 2007                      9,695    $         97              --    $         --      20,799,102   $    207,991

Sale of Series C Preferred Stock and              --              --          20,000             200              --             --
Warrants

Conversion of Preferred to Common             (1,285)            (13)           (845)             (8)        937,992          9,380

Exercise of Stock Options and
  Warrants                                        --              --              --              --         280,424          2,804

Non-cash compensation through
  Issuance of stock options and
      warrants                                    --              --              --              --              --             --

Beneficial Conversion                             --              --              --              --              --             --

Costs associated with Raising Capital             --              --              --              --              --             --

Net loss                                          --              --              --              --              --             --

Dividends                                         --              --              --              --       1,113,517         11,135
                                        ------------    ------------    ------------    ------------    ------------   ------------

BALANCE AT MARCH 31, 2008                      8,410    $         84          19,155    $        192      23,131,035   $    231,310
                                        ============    ============    ============    ============    ============   ============

                                                          ADDITIONAL
                                       SUBSCRIPTION         PAID-IN              TREASURY STOCK         ACCUMULATED    STOCKHOLDERS'
                                        RECEIVABLE          CAPITAL       SHARES             AMOUNT       DEFICIT          EQUITY
                                        ----------          -------       ------            -------       -------          ------

BALANCE AT MARCH 31, 2007              $    (75,000)   $ 66,495,618        (100,000)   $   (306,841)   $(62,811,317)   $  3,510,548

Sale of Series C Preferred Stock and             --      19,999,800              --              --              --      20,000,000
Warrants

Conversion of Preferred to Common                --          (9,359)             --              --              --              --

Exercise of Stock Options and
  Warrants                                       --         371,701              --              --              --         374,505

Non-cash compensation through
  Issuance of stock options and
      warrants                                   --       2,607,470              --              --              --       2,607,470

Beneficial Conversion                            --       2,384,609              --              --      (2,384,609)             --

Costs associated with Raising Capital            --      (1,576,055)             --              --              --      (1,576,055)

Net loss                                         --              --              --              --     (13,893,060)    (13,893,060)

Dividends                                        --       1,616,194              --              --      (2,101,416)       (474,087)
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT MARCH 31, 2008              $    (75,000)   $ 91,889,978        (100,000)   $   (306,841)   $(81,190,402)   $(10,549,321)
                                       ============    ============    ============    ============    ============    ============



         The accompanying notes are an integral part of the Consolidated
                             Financial Statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEARS ENDED
                                                                                                  MARCH 31,
                                                                                            ---------------------
                                                                                      2008                2007           2006
                                                                                      ----                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from Continuing Operations                                                 $(10,913,460)   $(11,161,480)   $ (6,883,914)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                      413,701         408,814         486,687
    Non-cash compensation satisfied by issuance of stock,
      options and warrants                                                           2,607,470       3,479,070         902,927
  Changes in assets and liabilities:
    Accounts receivable                                                                 67,353        (215,837)        142,113
    Accrued interest receivable                                                         (3,795)           (949)             --
    Inventories                                                                     (1,311,451)       (485,964)       (124,380)
    Prepaid expenses and other current assets                                          128,423        (162,767)            652
    Security Deposit                                                                    (6,508)             --          (6,980)
    Accounts payable, accrued expenses and other current liabilities                  (867,016)        (22,805)        857,346
                                                                                  ------------    ------------    ------------

NET CASH USED IN CONTINUING OPERATING ACTIVITIES                                    (9,885,283)     (8,161,918)     (4,625,549)
                                                                                  ------------    ------------    ------------
   Discontinued Operations

     Loss from Discontinued Operations                                              (2,979,600)       (642,032)             --
     Equity in loss of discontinued operations                                       3,030,606         642,032              --
                                                                                  ------------    ------------    ------------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                            51,006              --              --
                                                                                  ------------    ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                               (9,834,277)     (8,161,918)     (4,625,549)
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in intangible assets due to patent costs                                         --          (5,470)             --
  Deposits to restricted cash                                                          (17,080)             --      (1,175,971)
  Release of restricted cash                                                                --       1,174,397              --
  Payment of deposit for manufacturing equipment                                       (14,703)        (32,880)             --
  Purchases of property and equipment                                                 (505,580)       (925,150)       (448,280)
  Investment in Novel Laboratories, Inc.                                            (4,992,160)     (2,009,800)             --
                                                                                  ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                               (5,529,523)     (1,798,903)     (1,624,251)
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of bank loans                                                              (5,752)             --              --
  Dividends paid                                                                      (410,832)        (34,141)             --
  Proceeds from issuance of Common Stock and warrants                                       --       2,000,000              --
  Principal repayments of NJEDA bonds                                                 (185,000)       (175,000)     (2,345,000)
  Proceeds from issuance of Series C 8% Convertible Preferred
    Stock and Warrants                                                              20,000,000              --              --
  Costs associated with raising capital                                             (1,576,055)        (26,347)             --
  Proceeds from bank loan                                                               58,004              --              --
  Proceeds - NJEDA Tax Exempt Bonds                                                         --              --       4,155,000
  Payment - NJEDA Bond Offering Costs                                                       --              --        (354,452)
  Proceeds from issuance of Series B 8% Convertible Preferred
    Stock and warrants                                                                      --              --       8,792,669
  Repayments of equipment note                                                              --              --        (315,074)
  Prepaid interest                                                                          --              --          41,013
  Proceeds from exercise of stock options                                               61,500          88,500          40,000
  Proceeds from exercise of stock warrants                                             313,005              --       1,252,995
                                                                                  ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           18,254,870       1,853,012      11,267,151
                                                                                  ------------    ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                              2,891,070      (8,107,809)      5,017,351
CASH AND CASH EQUIVALENTS - beginning of period                                        811,545       8,919,354       3,902,003
                                                                                  ------------    ------------    ------------
CASH AND CASH EQUIVALENTS - end of period                                         $  3,702,615    $    811,545    $  8,919,354
                                                                                  ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                                          $    293,404    $    275,554    $    275,071
  Cash paid (received) for income taxes                                                  3,120        (376,259)       (218,121)

SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Preferred Stock dividends of $1,627,328, $791,182 and $120,675 paid by
    issuance of 1,113,517, 372,562 and 64,033 shares of Common Stock              $         --    $         --    $         --
  Utilization of equipment deposit towards purchase of equipment                        32,880              --              --
  Dividends accrued on preferred stock                                                      --              --          33,333
  Beneficial Conversion Dividend                                                     2,384,609              --       2,121,917


         The accompanying notes are an integral part of the Consolidated
                             Financial Statements.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries, (collectively the "Company") including its wholly-owned subsidiaries, Elite Laboratories, Inc. ("Elite Labs") and Elite Research, Inc. ("ERI") for the years ended March 31, 2008, 2007 and 2006 and its variable interest entity, Novel Laboratories, Inc. ("Novel"). During the quarter ended December 31, 2007, Novel ceased to be a variable interest entity of Elite. Accordingly, the information in this 10K has been prepared as if Elite divested of Novel as a wholly owned subsidiary on October 1, 2007 and the operations are being reflected as a discontinued operation. Our Company consolidates all entities that we control by ownership of a majority voting interest. As of March 31, 2008, the financial statements of all wholly-owned entities are consolidated and all significant intercompany accounts are eliminated upon consolidation.

NATURE OF BUSINESS

Elite Pharmaceuticals, Inc. was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary Elite Laboratories, Inc. was incorporated on August 23, 1990 under the laws of the State of Delaware. Elite Labs engages primarily in researching, developing and licensing proprietary controlled-release drug delivery systems and products. The Company is also equipped to manufacture controlled-release products on a contract basis for third parties and itself if and when the products are approved; however the Company has concentrated on developing orally administered controlled-release products. These products include drugs that cover therapeutic areas for pain, allergy and infection. The Company also engages in research and development activities for the purpose of obtaining Food and Drug Administration approval, and, thereafter, commercially exploiting generic and new controlled-release pharmaceutical products. The Company also engages in contract research and development on behalf of other pharmaceutical companies.

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

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Effective April 1, 2007, the Company adopted the provisions of FASB's Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109." Fin 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. No such amounts were accrued for April 1, 2007. Additionally, no adjustments related to uncertain tax positions were recognized during the year ended March 31, 2008.

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit. No interest and penalties related to uncertain tax positions were accrued as of March 31, 2008.

The Company operates in multiple tax jurisdictions within the United States of America. Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdiction until the applicable statues of limitation expire. As of March 31, 2008, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States - Federal and State - 2004 and forward. The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which provided guidance for the recognition of compensation expense as it related to the issuance of stock options and warrants. In addition, the Company adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of SFAS No. 123." SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 123. As permitted by SFAS No. 148, the Company has adopted the fair value method recommended by SFAS No. 123 to effect a change in accounting for stock-based employee compensation. In addition, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment," which revised SFAS No. 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.

The compensation expense recognized for the years ended March 31, 2008, 2007 and 2006 was $2,607,470, $3,479,070 and $902,927, respectively.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There are a number of recently issued, but not yet effective statements of Financial Accounting Standards, FASB Staff Positions, Consensus of the Emerging Issues Task Force, and an AICPA Statement of Position. The Company does not believe that adoption of any of those pronouncements will have a material effect on its Consolidated Financial Statements.

RECLASSIFICATIONS

Certain accounts and amounts in the 2006 and 2007 financial statements have been reclassified in order to conform with the 2008 presentation. These reclassifications have no effect on net income.

NOTE 2 - MANAGEMENT'S LIQUIDITY PLANS

The Company reported net losses of $13,893,060, $11,803,512 and $6,883,914 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. At March 31, 2008, the Company had an accumulated deficit of approximately $81.2 million, consolidated assets of approximately $15.3 million, stockholders' equity of approximately $10.5 million, and working capital of approximately $5 million. The Company has not generated any significant revenue to date. During the fiscal year ended March 31, 2008, the Company raised $18,423,945 of net proceeds from the sale of Series C Preferred Stock.

The Company's strategy is to continue to be engaged in the development and manufacturing of oral controlled-release products. It will continue to develop generic versions of controlled-release drug products with high barriers to entry and assist partner companies in the life cycle management of products to improve off-patent drug products. The Company has two products currently being sold commercially and a pipeline of five products under development. Of the products under development, ELI-216, an abuse deterrent oxycodone product, and ELI-154, a once daily oxycodone product, are in clinical trials and we have completed pilot studies on two of our generic product candidates.

As of March 31, 2008, the Company's principal source of liquidity was approximately $3,703,000 of cash and cash equivalents. As of March 31, 2008, the Company had approximately six months of cash available based on its current operations. The Company may also receive funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from the potential sale of New Jersey tax losses. There can be no assurance that proceeds from the sale of the tax losses and from the exercise, if any, of outstanding warrants or options will be material.

The Company retained an investment banking firm in 2008 to assist the Company in connection with potential acquisitions, strategic alliances with other pharmaceutical companies, advice to future financings and introductions to key parties in capital markets. In addition the Company entered into an engagement agreement with Placement Agents to act as co-leads for a private financing between $10-15 million.

There is no assurance that the Company's business strategy will be successfully implemented, however with the Company's existing working capital levels, it will be able to continue operations at least through the end of fiscal 2009.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 and 2007 consists of the following:

                                                                                                   2008                     2007
                                                                                                   ----                     ----
Laboratory manufacturing, and warehouse equipment                                             $ 5,075,215               $ 4,648,083
Office equipment                                                                                   53,607                    32,981
Furniture and fixtures                                                                             62,406                    51,781
Transportation equipment                                                                           66,855                     4,500
Land, building and improvements                                                                 2,463,939                 2,385,401
Equipment under capital lease                                                                     168,179                   168,179
                                                                                              -----------               -----------
                                                                                                7,890,201                 7,290,925
Less: Accumulated depreciation and amortization                                                (2,881,500)               (2,429,324)
                                                                                              -----------               -----------
                                                                                              $ 5,008,701               $ 4,861,601
                                                                                              ===========               ===========

Depreciation and amortization expense amounted to $413,701, $403,698 and $333,748 for the years ended March 31, 2008, 2007 and 2006, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets at March 31, 2008 and 2007, consist of the following:

                                                                                                2008                         2007
                                                                                                ----                         ----
Patents                                                                                      $ 151,300                    $ 151,300
Trademarks                                                                                       8,120                        8,120
                                                                                             ---------                    ---------
                                                                                               159,420                      159,420
Less: Accumulated amortization                                                                (124,144)                    (116,611)
                                                                                             ---------                    ---------
                                                                                             $  35,276                    $  42,809
                                                                                             =========                    =========

Amortization of intangible assets amounted to $21,711, $22,118 and $21,727 for the years ended March 31, 2008, 2007 and 2006, respectively.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006


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

Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company's facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a $415,500 Debt Service Reserve Fund consisting of $366,000 from the Series A Notes proceeds and $49,500 from the Series B Notes proceeds. The Debt Service Reserve is maintained in restricted cash accounts that are classified in Other Assets. $1,274,311 of the proceeds had been deposited in a short-term restricted cash account to fund the purchase of manufacturing equipment and development of the Company's facility. As of March 31, 2008, all of these proceeds were utilized to upgrade the Company's manufacturing facilities and for the purchase of manufacturing and laboratory equipment.

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond financing costs amounted to $14,178, $14,178 and $7,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

Bond issue costs of the 1999 bonds were being amortized over the term of those bonds. Such amortization amounted to $5,500 in the year ended March 31, 2006. Upon the refinancing the remaining unamortized issue costs of $118,712 were charged to expenses.

As of March 31, 2008, $1,274,311 has been requisitioned and deposited into operating accounts to fund the purchase of equipment and to upgrade our manufacturing facility.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006


NOTE 5 - LONG TERM DEBT (CONTINUED)

Bond financings consisted of the following at March 31:

                                                                     2008           2007
                                                                 -----------    -----------
Refinanced NJEDA Bonds                                           $ 3,795,000    $ 3,980,000
                                                                 -----------    -----------
                                                                   3,795,000      3,980,000
Current portion                                                     (200,000)      (185,000)
                                                                 -----------    -----------
Long term portion, net of current maturities                     $ 3,595,000    $ 3,795,000
                                                                 ===========    ===========

Maturities of Bonds for the next five years follow:

                      YEAR ENDING MARCH 31,             AMOUNT
                      ---------------------             ------
                               2009                  $   200,000
                               2010                      210,000
                               2011                      225,000
                               2012                      245,000
                               2013                      260,000
                            Thereafter                 2,655,000
                                                     -----------
                                                     $ 3,795,000
                                                     ===========

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006


NOTE 5 - LONG TERM DEBT (CONTINUED)

Long-term debt consists of the following at March 31:

                                                                               2008           2007
                                                                           -----------    -----------
Note payable to First Niagara Bank in 60 monthly  installments of $1,180 including interest at 9.00%; final payment September, 2012; secured by
vehicle purchased.                                                         $    52,252    $        --
                                                                           -----------    -----------
                                                                                52,252             --
Less Current Portion                                                            (9,864)            --
                                                                           -----------    -----------
LONG-TERM DEBT, LESS CURRENT PORTION                                       $    42,388    $        --
                                                                           ===========    ===========

Maturities of long-term debt in each of the next five years are as follows:

                     YEAR ENDED MARCH 31,                AMOUNT
                     --------------------                ------

                             2009                     $      9,864
                             2010                           10,788
                             2011                           11,798
                             2012                           12,904
                             2013                            6,898
                                                      ------------
                                                      $     52,252
                                                      ============

NOTE 6 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                                    YEAR ENDED MARCH 31,
                                                2008         2007         2006
                                              ------       ------       ------

Federal:
   Current                                    $   --       $   --       $   --
   Deferred                                       --           --           --
                                              ------       ------       ------
                                                  --           --           --
                                              ------       ------       ------
State:
   Current                                     3,120        1,770        1,000
   Deferred                                       --           --           --
                                              ------       ------       ------
                                               3,120        1,770        1,000
                                              ------       ------       ------
                                              $3,120       $1,770       $1,000
                                              ======       ======       ======

During the years ended March 31, 2007 and 2006 the Company received approval for the sale of an additional $4,818,122 and $2,798,478 of New Jersey net-operating losses under the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). The total tax benefits received during the years ended March 31, 2007 and 2006 were $377,259 and $219,121, respectively and are recorded as other income in the statements of operations.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006


NOTE 6 - INCOME TAXES (CONTINUED)

The major components of deferred tax assets at March 31, 2008 and 2007 are as follows:

                                                       2008            2007
                                                   ------------    ------------

Net operating loss carry forwards                  $ 15,128,722    $ 11,733,884

Valuation allowance                                 (15,128,722)    (11,733,884)
                                                   ------------    ------------
                                                   $         --    $         --
                                                   ============    ============

At March 31, 2008 and 2007, a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty about the Company's ability to generate the future taxable income necessary to use the net operating loss carryforwards. The valuation allowance increased during 2008, 2007 and 2006 by $3,394,838, $948,084 and $2,363,575, respectively.

At March 31, 2008, for federal income tax purposes, the Company has unused net operating loss carryforwards of approximately $44,496,241 expiring in fiscal years ending in 2009 through 2023. For state tax purposes, the Company has $23,665,140 of unused net operating losses, which are net of the $19,784,360 of the New Jersey net-operating losses sold, as discussed above.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

On January 3, 2008, the Company entered into an employment agreement with Dr. Stuart Apfel (the "Employment Agreement") providing for Dr. Apfel to serve as the Company's Chief Medical Officer through January 3, 2009 and automatically renewable for one year periods thereafter unless terminated by Dr. Apfel or the Company upon at least 60 days notice prior to the end of the then scheduled expiration date.

Dr. Apfel has an annual base salary of $220,000 and will be entitled to a discretionary bonus following the end of each calendar year of up to 50% of Dr. Apfel's then annual base salary.

Additionally, the Company has granted to Dr. Apfel under the 2004 Plan fully vested options to purchase 120,000 shares of Common Stock at an exercise price of $1.75 per share.

The Company has granted to Dr. Apfel under the 2004 Plan options to purchase up to an additional 280,000 shares of Common Stock ("Milestone Options") at an exercise price of $1.75 per share. Such Milestone Options vest and become exercisable as follows: (A) 80,000 shares upon the successful completion, as determined by the Board, of a Company sponsored Phase III clinical trial of the Company's developmental drug product referred to as ELI-216; (B) 80,000 shares upon the successful completion, as determined by the Board, of a Company sponsored Phase III clinical trial of the Company's developmental drug product referred to as ELI-154; (C) 80,000 shares upon the successful completion, as determined by the Board, by the Company during the term of the Employment Agreement of a Company sponsored long-term safety study for the Company'sdevelopmental drug product referred to as ELI-216; and (D) 40,000 shares upon the closing of an exclusive product license for the United States national market, or product sale transaction of all of the Company's ownership rights, for either ELI-216 or ELI-154. Upon the earlier to occur of (x) January 3, 2017 and (y) the termination of Dr. Apfel's employment hereunder, all unvested Milestone Options granted shall automatically terminate and all vested but unexercised Milestone Options shall terminate to the extent unexercised within ninety (90) days of such date and in accordance with the terms of the stock option agreement by and between Dr. Apfel and the Company with respect to the Milestone Options and the 2004 Plan. The shares of Common Stock issuable upon exercise of the Milestone Options are subject to an effective registration statement filed with the Securities and Exchange Commission.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

CHIEF SCIENTIFIC OFFICER

On April 24, 2008, Dr. Subramanian resigned as the Acting Chief Scientific Officer of the Company and Dr. Apfel was appointed the Chief Scientific Officer of the Company. The appointment of Dr. Apfel did not modify his employment agreement in any way.

ALLIANCE AGREEMENT

On December 6, 2006, the Company entered into a Strategic Alliance Agreement (the "ALLIANCE AGREEMENT") with Dr. Veerappan S. Subramanian ("VS") and VGS Pharma, LLC, a Delaware limited liability company ("VGS"), under which (i) VS was appointed to the Company's Board of Directors, (ii) VGS made a $2,000,000 equity investment in the Company, (iii) VS was engaged to serve as strategic advisor on the research, development and commercialization of the Company's existing pipeline and (iv) the Company and VGS formed Novel Laboratories Inc., a Delaware corporation ("Novel"), as a separate specialty pharmaceutical company for the research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals.

Pursuant to the Alliance Agreement, Novel entered into an employment agreement with VS and the Company entered into (i) an Advisory Agreement with VS, (ii) a Registration Rights Agreement with VGS and VS, and (iii) a Stockholders Agreement with VS, VGS and Novel.

The specialty pharmaceutical product initiative of the strategic alliance between the Company and VS is to be conducted by Novel, of which the Company acquired 49% and VGS acquired 51% of its Class A Voting Common Stock for $9,800 and $10,200 respectively. Pursuant to the Alliance Agreement, VGS acquired for $2,000,000: (i) 957,396 shares of the Company's Common Stock at approximately $2.089 per share and (ii) a five year Warrant to purchase 478,698 shares of the Company's Common Stock, for cash, at an exercise price of $3.00 per share, subject to adjustment upon the occurrence of certain events.

The Company contributed $5,000,000 to Novel. During the three months ended December 31, 2007, the Company elected not to fund its remaining contributions to Novel upon the terms set forth in the Alliance Agreement because the Company had reached agreement with the FDA under a Special Protocol Assessment on the Phase III clinical trial of ELI-216, the Company's Abuse Deterrent Oxycodone product and determined that its funds would be better used to support the clinical trials for ELI-216.

The Company and VGS negotiated alternative structures that would permit investments by the Company at valuations which differed from those set forth in the Alliance Agreement, however VGS and the Company were unable to agree upon an alternative acceptable to both parties. Accordingly, upon the Company's determination not to fund its remaining contributions to Novel at the valuation set forth in the Alliance Agreement, VGS exercised its rights pursuant to the Stockholders Agreement to purchase from the Company, its shares of Class A Voting Common Stock of Novel proportionate to the amount of remaining contributions which were not funded by the Company. As a result, the Company's remaining ownership interest in Class A Voting Common Stock of Novel is approximately 10% of the outstanding shares of Class A Voting Common Stock of Novel.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

ADVISORY AGREEMENT

The Advisory Agreement obligated VS to provide advisory services to the Company, including but not limited, to assist in the implementation of current and new drug product development projects of the Company and assisting in the Company's recruitment of additional R&D staff members. As an inducement to enter into the agreement, the Company granted VS a non-qualified stock option to purchase up to 1,750,000 shares of Common Stock (the "Option Shares") at a price of $2.13 per share. The option vests in 250,000 share installments, the first immediately, the second on May 6, 2007, the third on December 6, 2007, the fourth upon the Company's acceptance of the Initial Business Plan of Novel, and the other installments vesting on the accomplishment of certain milestones with respect to the first or second drug product developed by the Company (excluding drug products of Novel) on or after February 4, 2007, under the advisory services provided to the Company. As of December 31, 2007, 1,000,000 of the options have vested and the remaining 750,000 unvested options terminated as a result of the Company owning in the aggregate less than 20% of the outstanding capital stock of Novel.

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

Effective July 10, 2007, the Acquired Company Shares, the Option Shares and Warrant Shares were registered for reoffering under the Securities Act of 1933, as amended (the "Act").

CONSULTING AGREEMENTS

On July 27, 2007, the Company entered into a consulting agreement with Willstar Consultants, Inc. ("Willstar") for advice pertaining to overall strategic planning, business opportunities, acquisition policy investment and banking relationships and stockholder matters. The term of the agreement is for 120 days at a fee of $50,000. In addition Willstar received 90,000 non-qualified stock options, which vest over a three year period from the time of grant. These options are exercisable at $2.50 per option. Expenses incurred under this agreement amounted to $50,000 for the year ended March 31, 2008.

On September 4, 2007, the Company entered into a consulting agreement with Bridge Ventures, Inc. ("BVI"), and Saggi Capital, Inc. ("SCI") relating to the introduction of potential contacts and investors, the attraction of investment capital and providing investor relations services and to generate investor interest in the Company. The term of the agreement is for a period of 180 days for a fee of $10,000 per month. In addition, each of BVI and SCI received five-year warrants to purchase 75,000 shares of Common Stock at $3.25 exercise price. Expenses incurred under this agreement amounted to $60,000 for the year ended March 31, 2008.

COLLABORATIVE AGREEMENTS

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

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006


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

                            2008                   2007                    2006
                               WEIGHTED                WEIGHTED                WEIGHTED
                               AVERAGE                 AVERAGE                 AVERAGE
                               EXERCISE                EXERCISE                EXERCISE
                    SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
Stock options      5,543,300   $   2.16    6,622,500   $   2.28    2,971,250   $   2.36

Convertible
Preferred Stock   11,994,243   $   2.25    4,308,885   $   2.25    4,444,444   $   2.25
Warrants           9,216,736   $   2.59    6,640,446   $   2.31    6,079,199   $   2.26
                  ----------              ----------              ----------
                  26,754,279              17,571,831              13,494,893
                  ==========              ==========              ==========

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

SERIES B 8% CONVERTIBLE PREFERRED STOCK

On March 15, 2006, the Company sold in a private placement 10,000 shares of Series B 8% Convertible Preferred Stock (the "Series B Preferred Stock"), for gross proceeds of $10,000,000. The Series B Preferred Stock is convertible at $2.25 per share, into 4,444,444 shares of Common Stock. In connection with the issuance of the Series B Preferred Stock, the Company also issued two classes of warrants which are exercisable for a period of five years and represent the right to purchase an aggregate of 1,111,111 shares of Common Stock at an exercise price of $2.75 per share and the second class of warrants are exercisable for a period of five years and represent the right to purchase an aggregate of 1,111,111 shares of Common Stock at an exercise price of $3.25 per share. Based on the relative fair values, the Company has attributed $2,033,029 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital. The remaining portion of the proceeds of $7,966,971 was used to determine the value of the 4,444,444 shares of the Company Common Stock underlying the Series B Preferred Stock, or $1.7925 per share. Since the value was $0.4774 lower than the fair market value of the Company's Common Stock on March 15, 2006, the $2,121,917 fair value of the conversion option resulted in the recognition of a preferred stock dividend and an increase to additional paid-in capital.

SERIES C 8% CONVERTIBLE PREFERRED STOCK

On April 24, 2007, the Company sold 15,000 shares of its Series C 8% Convertible Preferred Stock, par value $0.01 (the "Series C Preferred Stock"), and 1,939,655 warrants for gross proceeds of $15,000,000. The 15,000 shares of Series C Preferred Stock are convertible into 6,465,517 shares of Common Stock. The warrants are exercisable at $3.00 per share and are exercisable through April 27, 2012. The Company paid $1,050,000 in commissions to the placement agent and others in connection with the sale of the Series C Preferred Stock. In addition, the Company granted the placement agent 193,965 warrants exercisable at $3.00 per share which were valued at $129,627. The gross proceeds of the private placement were $15,000,000 before payment of $1,050,000 in commissions to the placement agent and selected dealers. In addition, the Company agreed to reimburse the placement agent for all documented out-of-pocket expenses incurred by the placement agent in connection with the private placement, including reasonable fees and expenses of its counsel, which the Company and placement agent agreed to be limited to $25,000. Based on the relative fair values, the Company has attributed $1,182,101 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital. The remaining portion of the proceeds of $13,817,899 was used to determine the value of the 6,465,517 shares of the Company Common Stock underlying the Series C Preferred Stock, or $2.1372 per share. Since the value was $0.1628 lower than the fair market value of the Company's Common Stock on April 24, 2007, the $1,052,790 fair value of the conversion option resulted in the recognition of a preferred stock dividend and an increase to additional paid-in capital.

On July 17, 2007, the Company sold the remaining 5,000 authorized shares of its Series C Preferred Stock. Each share of Series C Preferred Stock was sold at a price of $1,000 per share and is initially convertible at $2.32 into 431.0345 shares of the Company's Common Stock, or an aggregate of 2,155,172 shares of Common Stock. Each purchaser of Series C Preferred Stock also received a warrant to purchase shares of the Company's Common Stock in an amount equal to 30% of the aggregate number of shares of Common Stock into which the shares of Series C Preferred Stock purchased by such purchaser may be converted. The warrants are exercisable on or before July 17, 2012 and represent the right to purchase an aggregate of 646,554 shares of Common Stock, at an exercise price of $3.00 per share. The lead placement agent for the offering was Oppenheimer & Company, Inc. The gross proceeds of the private placement were $5,000,000 before payment of $350,000 in commissions to the placement agent and its selected dealers and $18,000 in expenses incurred by the placement agent and its selected dealers. Pursuant to the placement agent agreement, the Company issued to the placement agent and its designees warrants (the "Placement Warrants") to purchase 64,655 shares of Common Stock. Such Placement Warrants are at an exercise price of $3.00 per share, exercisable on or prior to July 17, 2012. The Company received net proceeds from the sale of the Series C 8% Preferred Stock of $4,631,500. Based on the relative fair values, the Company has attributed $534,407 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital. The remaining portion of the proceeds of $4,465,593 was used to determine the value of the 2,155,172 shares of the Company Common Stock underlying the Series C Preferred Stock, or $2.0720 per share. Since the value was $0.6180 lower than the fair market value of the Company's Common Stock on July 17, 2007, the $1,331,819 fair value of the conversion option resulted in the recognition of a preferred stock dividend and an increase to additional paid-in capital.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

SERIES C 8% CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

COMMON STOCK TRANSATIONS

The following grants were made under the Company's 2004 Stock Option Plan in the year ended March 31, 2008:

On July 27, 2007, the Company entered into a consulting agreement with Willstar Consultants, Inc. ("Willstar") whereby Willstar is to provide advice pertaining to overall strategic planning, business opportunities, acquisition policy, investment and banking relationships and stockholders matters in consideration of the grant of options to purchase 90,000 shares of Common Stock, at a price of $2.50 per share. One third of options vest on each of July 27, 2008, July 27, 2009 and July 27, 2010.

On January 24, 2008, the Company granted options to 29 employees to purchase an aggregate of 148,800 shares of Common Stock with an exercise price of $1.08 to vest over a period of three years from grant date.

Additionally under an employment agreement dated January 3, 2008 with Dr. Stuart Apfel, the Company granted options to purchase 400,000 shares of Company Stock with an exercise price of $1.75 per share. 120,000 options vested immediately and 280,000 will vest upon successful completion of Company sponsored Phase III clinical trials of Company's developmental drug products and strategic events or milestones.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

COMMON STOCK TRANSATIONS (CONTINUED)

On January 24, 2008, the Board granted 90,000 options to each of its three non-executive independent Board members under the Company's option plan. The options vest in equal thirds on June 26, 2008, 2009 and 2010, assuming each Director continues to serve on the Company's Board; provided, however that, the options shall fully vest upon such Director's death, disability, retirement as a director on the Board or such Director's removal as a director, without cause, at the request of the Board. The options are exercisable at $1.08 per option. The options are subject to the Company's customary stock option agreements and the Company's Stock Option Plan

On March 7, 2008, the Company granted The Investor Relations Group, Inc. an option to purchase up to 75,000 shares of the Company's Common Stock at $1.12 pursuant to Stipulation of Settlement dated March 7, 2008. The option vested immediately.

During the year ended March 31, 2008, there were cashless exercises of 100,633 warrants issued in our October, 2004 Private Placement, which resulted in the issuance of 36,174 shares of Common Stock.

During the year ended March 31, 2008, $313,005 was received and 203,250 shares of Common Stock were issued upon the exercise of 203,250 Long-Term Warrants granted at an exercise price of $1.54, as part of the Company's private placement in October, 2004.

During the year ended March 31, 2008, 1,285 shares of Series B 8% preferred Stock were converted into 571,112 shares of Common Stock.

Dividends accrued on Series B Stock through conversion date and March 31, 2008 were satisfied by the issuance of 1,631 and 454,923 shares of Common Stock, respectively.

On April 20, $61,500 was received from the exercise of stock options previously granted to purchase 41,000 shares of Common Stock at $1.50 per share. During the year ended March 31, 2008, 470,000 options expired and 1,552,000 were forfeited.

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

During the year ended March 31, 2008, 845 shares of Series C Preferred Stock were converted into 364,224 shares of Common Stock.

Dividends accrued on Series C Stock through conversion date and March 31, 2008 were satisfied by the issuance of 1,025 and 658,594 shares of Common Stock, respectively.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

COMMON STOCK TRANSATIONS (CONTINUED)

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

During the year ended March 31, 2007, there were cashless exercises of 217,452 warrants issued in our October, 2004 Private Placement, which resulted in the issuance of 84,430 shares of Common Stock.

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

On December 6, 2006, the Company issued to VGS Pharma, LLC ("VGS") a five year warrant to purchase 478,698 shares of Common Stock for cash at a price of $3.00 per share, subject to adjustment upon the occurrence of certain events. The per share weighted value of the warrant to purchase 478,698 shares of Common Stock at $3.00 per share is $0.77. The warrant was valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 46.12%; risk free interest rate of 5%; and expected life of 5 years. As a result, a charge of $366,396 is reflected in the consolidated statement of operations. VGS is a wholly owned subsidiary of Kali Capital, L.P., which is controlled by Kali Management, LLC ("KALI"), its general partner, and Kali is controlled by Anu Subramanian, its managing member and daughter of VS.

In addition, on December 6, 2006, the Company granted to Veerappan Subramanian ("VS") an option to purchase up to 1,750,000 shares of the Common Stock at $2.13 a share. The option vests as to 250,000 shares immediately and in subsequent 250,000 share installments, with one vesting on May 6, 2007, another on December 6, 2007, a third upon acceptance of the initial business plan of Novel, and the other installments vesting on the accomplishment of certain milestones with respect to the first or second drug product developed by the Company (excluding drug products of Novel) on or after the 60th day after December 6, 2006, under the advisory services provided to the Company. The per share weighted-average fair value of the option to purchase up to 1,750,000 shares of Common Stock granted to VS is $1.36 a share for an actual charge of $2,380,000 which will be recognized over the vesting period of the instrument. The option was valued using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 46.12%; risk free interest rate of 5%; and expected life of 10 years. As of December 31, 2007, 1,000,000 of the options have vested and the remaining 750,000 unvested options terminated as a result of the Company owning in the aggregate less than 20% of the outstanding capital stock of Novel.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

COMMON STOCK TRANSATIONS (CONTINUED)

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

WARRANTS

To date, the Company has authorized the issuance of Common Stock Purchase Warrants, with terms of five to six years, to various corporations and individuals, in connection with the sale of securities, loan agreements and consulting agreements. Exercise prices range from $2.00 to $3.74 per warrant. The warrants expire at various times through March 15, 2011.

A summary of warrant activity for the fiscal years indicated below were as follows:

                                                   2008          2007          2006
                                                ----------    ----------    ----------
Balance at beginning of year:                    6,640,445     6,079,199     8,035,875
Warrants issued                                    150,000       778,698       220,705
Warrants issued pursuant to Placement Agent
  Agreements                                       258,620            --       381,028
Warrants issued pursuant to Private Placement    2,586,209            --     2,222,222
Warrants exercised, forfeited or expired          (353,883)     (217,452)   (4,780,631)
                                                ----------    ----------    ----------
Ending balance                                   9,281,391     6,640,445     6,079,199
                                                ==========    ==========    ==========

CLASS B WARRANTS

The Company's Class B Warrants originally issued in a private placement in September 1998 expired on November 30, 2005, their amended expiration date.

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006

NOTE 9 - STOCK OPTION PLANS

STOCK-BASED COMPENSATION

During the years ended March 31, 2006, 2007 and 2008 the Company issued 969,200, 3,779,500 and 983,800, respectively options to purchase Common Stock to employees, consultants, financial advisors and to members of the board of directors. The options have an exercise price ranging from $1.08 to $3.00 per share and all vest over three years except 75,000 issued for the year ending March 31, 2006 which vested pro-rata over a 6 month period and 750,000 issued for year ending March 31, 2007 which vested upon grant date, and 250,000 which vested in 6 months and 1,025,000 which vest based upon strategic events or accomplishments of certain milestones. For the year ending March 31, 2008, 195,000 options vested upon grant date and 280,000 vest based upon strategic events or accomplishments of certain milestones. The options expire between five and ten years from the date of grant. The Company has recorded compensation expense of $902,927, $3,479,070 and $2,607,470 for the years ended March 31, 2006, 2007 and 2008, respectively, which represents the fair value of the options vested computed using the Black-Scholes options pricing model on each grant date.

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

                              2008                      2007                    2006
                                   AVERAGE                  AVERAGE                  AVERAGE
                                   WEIGHTED                 WEIGHTED                 WEIGHTED
                                   EXERCISE                 EXERCISE                 EXERCISE
                      OPTIONS       PRICE       OPTIONS      PRICE       OPTIONS      PRICE
                     ----------    --------   ----------    --------   ----------    --------
Outstanding at
beginning of year     6,622,500    $   2.28    2,971,250    $   2.36    2,277,050    $   2.16
Granted                 983,800        1.49    3,779,500        2.20      969,200        2.74
Exercised               (41,000)       1.50      (59,000)       1.50      (20,000)       2.00
Expired              (2,022,000)      (2.23)     (69,250)       2.31     (255,000)       2.04
                     ----------    --------   ----------    --------   ----------    --------
Outstanding at end
of year               5,543,300    $   2.16    6,622,500    $   2.28    2,971,250    $   2.36
                     ==========    ========   ==========    ========   ==========    ========


The following table summarizes information about stock options outstanding at March 31, 2008:

                               WEIGHTED AVERAGE   WEIGHTED-                  WEIGHTED
                                   REMAINING       AVERAGE                    AVERAGE
   RANGE OF        OPTIONS        CONTRACTUAL     EXERCISE      OPTIONS     EXERCISABLE
EXERCISE PRICE   OUTSTANDING      LIFE (YEARS)      PRICE     EXERCISABLE      PRICE
--------------   -----------   ----------------   ---------   -----------   -----------
 $ 1.00 - 2.00       893,800            9.50       $   1.29       195,000    $   1.51
   2.01 - 3.00     4,649,500            7.50           2.33     2,858,928        2.24
 -------------   -----------           -----       --------   -----------    --------
 $ 1.00 - 3.00     5,543,300            7.82       $   2.16     3,053,928    $   2.19
 -------------   -----------           -----       --------   -----------    --------

                  ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2008, 2007 AND 2006


NOTE 9 - STOCK OPTION PLANS (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

The per share weighted-average fair value of each option granted during fiscal 2008, 2007 and 2006, ranged from $.56 to $1.20 during fiscal 2008, $1.36 to
$1.39 during fiscal 2007 and $1.48 to $1.70 during fiscal 2006 on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions; no dividend yield; expected volatility of 33.0% for fiscal 2008, ranging from 46.12% to 57.95% for fiscal 2007 and expected volatility of 97.84% for fiscal year 2006; risk-free interest rates of 4.00% in 2008, 5.00% in 2007 and 4.18% in 2006 and expected lives ranging from five to ten years.

There are 2,531,700 options available for future grant under our Stock Option Plan.

NOTE 10 - MAJOR CUSTOMERS


For the years ended March 31, revenues from its major customers are as follows:

                                               2008          2007          2006
                                              ------        ------        ------
   Customer A -                                 100%          100%          100%

NOTE 11 - SUBSEQUENT EVENTS

On April 14, 2008, the Company entered into a consulting agreement with New Castle Consulting, LLC ("New Castle") whereby New Castle is to provide consulting services to the Company for a six month term. Services include, but will not necessarily be limited to analyzing, the Company's needs with respect to investor relations, consulting, assisting and advising the Company with respect to its needs for investor relations, oversee and facilitate investor relations, assist the Company in developing and implementing appropriate means for presenting the Company and its business plans, strategy and personnel to financial community and advising the Company with respect to its relations with brokers, dealers, analysts and other investment professionals. For its services New Castle will receive $8,000 per month in addition to 125,000 shares of the Company's restricted Common Stock.

On April 24, 2008, the Board of Directors of the Company appointed Dr. Stuart Apfel to be the Company's Chief Scientific Officer, effective immediately, and accepted the resignation of Dr. Veerappan Subramanian as the Company's acting Chief Scientific Officer. Dr. Apfel will continue his duties as the Company's Chief Medical Officer. The existing employment agreement between Dr. Apfel and the Company shall continue and not be modified in any was as a result of this new appointment.

On April 14, 2008, a holder of 872 shares of Series C 8% Preferred Stock converted 87 shares into 37,745 shares of common stock. The same holder converted an additional 87 shares into 38,427 shares of Common Stock on May 4, 2008. All accrued dividends were paid through dates of conversion.

On June 26, 2008, at the annual meeting of the stockholders of the Company, the stockholders approved (i) an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 65,000,000 shares to 150,000,000 shares and (ii) an amendment to the Company's Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the Stock Option Plan from 7,000,000 shares to 10,000,000 shares.