Form 10-Q
period 2008-06-30
ELITE PHARMACEUTICALS INC /DE/
filed 2008-08-12
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended	to

Commission File Number: 001-15697

ELITE PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3542636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Ludlow Avenue, Northvale, New Jersey	07647
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of August 12, 2008: 24,396,449 (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX

		Page No.
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
	Consolidated Balance Sheets as of June 30, 2008 (unaudited) and
	March 31, 2008 (audited)	2 - 3
	Consolidated Statements of Operations for the three months
	ended June 30, 2008 and June 30, 2007 (unaudited)	4
	Consolidated Statement of Changes in Stockholders’ Equity
	for the three months ended June 30, 2008 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months
	ended June 30, 2008 and June 30, 2007 (unaudited)	6
	Notes to Consolidated Financial Statements	7 - 10
Item 2. Management's Discussion And Analysis of Financial
	Condition And Results Of Operations	11 - 15
Item 3. Quantitative And Qualitative Disclosures
	About Market Risk	15
Item 4. Controls and Procedures		15

PART II - OTHER INFORMATION
Item 1A. Risk Factors		16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 6.	Exhibits	16
SIGNATURES		18

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$1,686,591	$3,702,615
Accounts receivable	302,866	148,484
Inventories	1,902,940	2,124,420
Prepaid consulting expenses	101,250	—
Prepaid expenses and other current assets	183,273	177,972

Total current assets	$4,176,920	$6,153,491

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization	4,944,942	5,008,701

INTANGIBLE ASSETS - net of accumulated amortization	33,395	35,276

OTHER ASSETS:
Accrued interest receivable	5,692	4,744
Deposit on equipment	14,073	14,073
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposit	13,488	13,488
Restricted cash – debt service for EDA Bonds	433,692	432,079
EDA Bond offering costs, net of accumulated amortization
of $38,902 and $35,356, respectively	315,550	319,096

Total other assets	$4,111,817	$4,112,802

Total assets	$13,267,074	$15,310,270

The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Current portion of EDA Bonds	200,000	200,000
Current portion of long-term debt	10,088	9,864
Accounts payable and accrued expenses	749,823	850,442
Dividends Payable	63,255	63,255
Total current liabilities	1,023,166	1,123,561

LONG TERM LIABILITIES:
EDA bonds – net of current portion	3,595,000	3,595,000
Long-term debt, less current portion	39,780	42,388
Total long-term liabilities	3,634,780	3,637,388

Total liabilities	4,657,946	4,760,949

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock -- $.01 par value;
Authorized 4,483,442 shares (originally 5,000,000 shares of
which 516,558 shares of Series A Convertible Preferred Stock	—	—
were retired) and 0 shares outstanding as of June 30, 2008 and
March 31, 2008, respectively)
Authorized 10,000 Series B Convertible Preferred Stock -
Issued and outstanding – 8,410 and 8,410 shares, respectively	84	84

Authorized 20,000 Series C Convertible Preferred stock issued
and Outstanding – 18,981 and 19,155 shares, respectively	190	192
Common Stock - $.01 par value
Authorized – 65,000,000
Issued and Outstanding – 24,330,846 and 23,131,035
shares in June 2008 and March 2008, respectively	243,308	231,310
Subscription receivable	(75,000)	(75,000)
Additional paid-in capital	92,776,432	91,889,978
Accumulated deficit	(84,029,045)	(81,190,402)
	8,915,969	10,856,162
Treasury stock, at cost (100,000) shares	(306,841)	(306,841)

Total stockholders’ equity	8,609,128	10,549,321

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	13,267,074	15,310,270

The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	JUNE 30,
	2008	2007
	(Unaudited)	(Unaudited)
REVENUES
Manufacturing Fees	$688,287	$336,515
Royalties	88,391	51,760

Total Revenues	776,678	388,275

Cost of Revenues	601,925	291,206
Gross Profit	174,753	97,069

OPERATING EXPENSES:
Research and development	1,346,979	1,044,460
General and administrative	629,167	556,569
Depreciation and amortization	130,257	110,766
	2,106,403	1,711,795

LOSS FROM OPERATIONS	(1,931,650)	(1,614,726)

OTHER INCOME (EXPENSES):
Interest income	21,783	100,985
Interest expense	(65,200)	(79,539)
Non-cash compensation through issuance
of stock options and warrants	(306,549)	(924.263)
	(349,966)	(902,817)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,281,616)	(2,517,543)

Provision for Income Taxes	3,120	3,120

Loss from continuing operations	(2,284,736)	(2,520,663)

Loss from discontinued operations	—	(1,461,553)

NET LOSS	(2,284,736)	(3,982,216)

Preferred Stock Dividends	(553,907)	(416,455)

NET LOSS ATTRIBUTABLE TO
COMMON SHAREHOLDERS	$(2,838,643)	$(4,398,671)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(.12)	$(.21)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	23,307,241	20,908,289

The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Series B		Series C						Additional
	Preferred Stock		Preferred Stock		Common Stock			Subscription	Paid-In		Treasury Stock				Accumulated		Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount		Receivable		Capital	Shares		Amount		Deficit		Equity

BALANCE AT MARCH 31, 2008 (AUDITED)	8,410	$84	19,155	$192	23,131,035	$231,310	$	(75,000)		$91,889,978	(100,000)		$(306,841)		$(81,190,402)		$10,549,321

Conversion of Preferred to Common	--	--	(174)	(2)	76,172	762		--		(760)	--	-	--	-	--	-	--

Issuance of stock for consulting services	--	--	--	--	125,000	1,250		--		100,000	--	-	--	-	--		101,250
Non-cash compensation through issuance of stock options	--	--	--	--	--	--		--		306,549	--	-	--	-	--		306,549

Net loss for the three months ended June 30, 2008	--	--	--	--	--	--		--	-	--	--	-	--		(2,284,736)		(2,284,736)

Dividends	--	--	--	--	998,639	9,986		--		480,665	--	-	--		(553,907)		(63,256)

BALANCE AT JUNE 30, 2008 (UNAUDITED)	8,410	$84	18,981	$190	24,330.846	$243,308		$(75,000)		$92,776,432	(100,000)		$(306,841)		$(84,029,045)		$8,609,128

The accompanying notes are an integral part of the consolidated financial statements .

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	JUNE 30,
	2008		2007
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from Continuing Operations	$(2,284,736)	$	(2,520,663)
Adjustments to reconcile loss from continuing operations to cash used in operating activities:
Depreciation and amortization	130,257		110,766
Non-cash compensation satisfied by issuance of common stock, options and warrants	306,549		924,263
Changes in assets and liabilities:
Accounts receivable	(154,382)		3,315
Accrued interest receivable	(948)		--
Inventories	221,480		(352,274)
Prepaid expenses and other current assets	(5,301)		44,566
Security deposit	--		(6,508)
Accounts payable, accrued expenses and other current liabilities	(100,620)		(558,935)
NET CASH USED IN CONTINUTING OPERATING ACTIVITIES	(1,887,701)		(2,355,470)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	--		(1,461,553)
Equity in loss of discontinued operations	--		1,461,553
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	--		--

NET CASH USED IN OPERATING ACTIVITIES	(1,887,701)		(2,355,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits to restricted cash	(1,613)		(5,051)
Payment of deposit for manufacturing equipment	--		(88,045)
Purchases of property and equipment	(61,071)		(97,811)
Investment in Novel Laboratories, Inc.	--		(5,000,000)
NET CASH USED IN INVESTING ACTIVITIES	(62,684)		(5,190,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(63,255)		(223,333)
Proceeds from issuance of Series C 8% Convertible Preferred
Stock and Warrants	--		15,000,000
Costs associated with raising capital	--		(1,152,690)
Proceeds from bank loan	--		3,000,000
Payment of long-term debt	(2,384)		--
Proceeds from exercise of stock options	--		61,500
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(65,639)		16,685,477

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,016,024)		9,139,100

CASH AND CASH EQUIVALENTS – beginning of period	3,702,615		811,545

CASH AND CASH EQUIVALENTS – end of period	$1,686,591		$9,950,645

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,156		$14
Cash paid for income taxes	3,120		3,120

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends of $490,652 and $193,122 paid by issuance of 998,639 and 85,252 shares of common stock	--		--
Beneficial conversion dividend	--		1,052,790
Accrued dividends	63,255		102,480
Consulting services paid by issuance of 125,000 shares of common stock	101,250		--

The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 1	—	BASIS OF PRESENTATION

The information in this Form 10-Q Report includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the “Company”) including its wholly-owned subsidiaries, Elite Laboratories, Inc. (“Elite Labs”) and Elite Research, Inc. (“ERI”) for the three months ended June 30, 2008 and 2007 and its variable interest entity, Novel Laboratories Inc. (“Novel”), for the three months ended June 30, 2007. In the quarter ended December 31, 2007, Novel ceased to be a variable interest entity of Elite. Accordingly, the information in this Form 10-Q has been prepared as if Elite divested of Novel as a wholly-owned subsidiary on April 1, 2007 and the operations are being reflected as a discontinued operation. As of June 30, 2008, the financial statements of all wholly owned entities are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted for interim financial statement presentation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

The financial results for the interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2008. There have been no changes in significant accounting policies since March 31, 2008.

The Company does not anticipate being profitable for fiscal year 2009; therefore a current provision for income tax was not established for the three months ended June 30, 2008. Only the minimum corporation tax liability required for state purposes is reflected.

The condensed consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. The Company continues to generate losses and negative cash flow from operations and does not anticipate being profitable for fiscal year 2009. Therefore the Company's ability to continue is dependent upon its ability to obtain additional financing to allow it to continue to develop its products. However there is no assurance that a financing can be completed in the amounts or at the times it is required in order for the Company to meet its business objectives.

NOTE 2	—	NJEDA BONDS

On August 31, 2005, the Company successfully completed a refinancing through the issuance of the tax- exempt bonds (the “Bonds”) by the New Jersey Economic Development Authority (the “Authority”). Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a $415,500 Debt Service Reserve Fund which has accumulated $18,192 in interest. $1,274,311 of the proceeds had been deposited in a short-term restricted cash account to fund the future purchase of manufacturing equipment and development of the Company’s facility. As of June 30, 2008, all of these proceeds were utilized to upgrade the Company’s manufacturing facilities and for the purchase of manufacturing and laboratory equipment.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 3	—	BANK LOANS PAYABLE

On June 7, 2007, the Company borrowed $3,000,000 at prime minus ½%, from a commercial bank to be used for working capital. Collateral was an assignment of a cash collateral account, in the amount of $3,000,000. The loan was repaid on July 24, 2007. Interest expense was $28,417.

On October 1, 2007, the Company borrowed $58,004 at a 9% interest rate from a commercial bank to be used to pay for transportation equipment, which was collateral for the loan. The loan is to be repaid in 60 installments of $1,180 per month through September 1, 2012. Interest expense through June 30, 2008 was $1,156.

NOTE 4	—	STOCKHOLDERS’ EQUITY

Series C 8% Convertible Preferred Stock

On April 24, 2007, the Company sold 15,000 shares of its Series C 8% Convertible Preferred Stock, par value $0.01 (the “Series C Preferred Stock”), and 1,939,655 warrants for gross proceeds of $15,000,000. The 15,000 shares of Series C Preferred Stock are convertible into 6,465,517 shares of common stock, par value $0.01 per share (the “Common Stock”) of the Company. The warrants are exercisable at $3.00 per share and are exercisable through April 27, 2012. The Company paid $1,050,000 in commissions to the placement agent and others in connection with the sale of the Series C Preferred Stock. In addition, the Company granted the placement agent 193,965 warrants exercisable at $3.00 per share which were valued at $129,627. The gross proceeds of the private placement were $15,000,000 before payment of $1,050,000 in commissions to the placement agent and selected dealers. In addition, the Company agreed to reimburse the placement agent for all documented out-of-pocket expenses incurred by the placement agent in connection with the private placement, including reasonable fees and expenses of its counsel, which the Company and placement agent agreed to be limited to $25,000. Based on the relative fair values, the Company has attributed $1,182,101 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital. The remaining portion of the proceeds of $13,817,899 was used to determine the value of the 6,465,517 shares of the Company Common Stock underlying the Series C Preferred Stock, or $2.1372 per share. Since the value was $0.1628 lower than the fair market value of the Company’s Common Stock on April 24, 2007, the $1,052,790 intrinsic value of the conversion option resulted in the recognition of a preferred stock dividend and an increase to additional paid-in capital.

On July 17, 2007, the Company sold the remaining 5,000 authorized shares of its Series C Preferred Stock. Each share of Series C Preferred Stock was sold at a price of $1,000 per share and is initially convertible at $2.32 into 431.0345 shares of the Company’s Common Stock, or an aggregate of 2,155,172 shares of Common Stock. Each purchaser of Series C Preferred Stock also received a warrant to purchase shares of the Company’s Common Stock in an amount equal to 30% of the aggregate number of shares of Common Stock into which the shares of Series C Preferred Stock purchased by such purchaser may be converted. The warrants are exercisable on or before July 17, 2012 and represent the right to purchase an aggregate of 646,554 shares of Common Stock, at an exercise price of $3.00 per share. The gross proceeds of the private placement were $5,000,000 before payment of $350,000 in commissions to the placement agent and its selected dealers and $18,000 in expenses incurred by the placement agent and its selected dealers. Pursuant to the placement agent agreement, the Company issued to the placement agent and its designees warrants (the "Placement Warrants") to purchase 64,655 shares of Common Stock. Such Placement Warrants are at an exercise price of $3.00 per share, exercisable on or prior to July 17, 2012. The Company received net proceeds from the sale of the Series C Preferred Stock of $4,631,500. Based on the relative fair values, the Company has attributed $534,407 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital. The remaining portion of the proceeds of $4,465,593 was used to determine the value of the 2,155,172 shares of the

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 4	—	STOCKHOLDERS’ EQUITY

Series C 8% Convertible Preferred Stock (Continued)

Company Common Stock underlying the Series C Preferred Stock, or $2.0720 per share. Since the value was $0.6180 lower than the fair market value of the Company’s Common Stock on July 17, 2007, the $1,331,819 intrinsic value of the conversion option resulted in the recognition of a preferred stock dividend and an increase to additional paid-in capital.

The Company sought and obtained the consent of 70% of the holders of its Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), as a condition to the sale of the Series C Preferred Stock, to modify to the Certificate of Designations of Preferences, Rights and Limitations of the Series B Preferred Stock and to the creation of the Series C Preferred Stock.

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

Common Stock

During the three month period ended June 30, 2008, the Company issued 125,000 shares of Common Stock to New Castle Consulting, LLC. See Note 5

During the three month period ended June 30, 2008, holders of 174 shares of Series C Preferred Stock converted their shares into 76,172 shares of Common Stock. Accrued dividends were paid through date of conversion.

Dividends on Series B Preferred Stock through June 30, 2008, amounting to $170,069, were satisfied by the issuance of 346,190 shares of Common Stock.

Dividends on Series C Preferred Stock through June 30, 2008, amounting to $383,838, were satisfied by the issuance of 652,449 shares of Common Stock and payment of $63,255 in cash.

Options and Warrants

At June 30, 2008, the Company had outstanding 5,543,300 options with exercise prices ranging from $1.08 to $3.00 per share and 9,281,391 warrants with exercise prices ranging from $2.00 to $3.74 per share; each option and warrant representing the right to purchase one share of Common Stock.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 5	—	COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On April 14, 2008, the Company entered into a consulting agreement with New Castle Consulting, LLC ("New Castle") whereby New Castle is to provide consulting services to the Company for a six month term. Services include, but will not necessarily be limited to analyzing, the Company's needs with respect to investor relations, consulting, assisting and advising the Company with respect to its needs for investor relations, oversee and facilitate investor relations, assist the Company in developing and implementing appropriate means for presenting the Company and its business plans, strategy and personnel to financial community and advising the Company with respect to its relations with brokers, dealers, analysts and other investment professionals. For its services New Castle received 125,000 shares of the Company’s common stock valued at $101,250 which is currently reflected as a prepaid expense on the balance sheet and which will be written off over the life of the consulting agreement. Additionally New Castle will receive $8,000 per month. For the three months ended June 30, 2008, New Castle was paid $24,000.

NOTE 6	—	SUBSEQUENT EVENTS

On July 16, 2008, a holder of Series C Preferred Stock converted 378 shares of Series C Preferred Stock into 162,931 shares of Common Stock. Accrued dividends were paid through the date of conversion in 2,672 shares of common stock and $93 in cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO
THE THREE MONTH PERIOD ENDED JUNE 30, 2007
(UNAUDITED)

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (the “10-K”) and the Unaudited Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

      Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for drug delivery products, changes in domestic and foreign economic, market and regulatory conditions, the results of development agreements with pharmaceutical companies, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in other filings by the Company with the SEC including its Annual Report on Form 10-K. Such factors may also cause substantial volatility in the market price of the Company’s Common Stock. All such forward-looking statements are current only as of th e date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

      We have two products, Lodrane 24(R) and Lodrane 24D(R), currently being sold commercially, and a pipeline of five additional drug candidates under active development in the therapeutic areas that include pain management, allergy and infection. Of the products under development, ELI-216, an abuse deterrent oxycodone product, and ELI-154, a once daily oxycodone product, are in clinical trials and we have completed pilot studies on two of our generic product candidates. We have also submitted an ANDA with our co-development partner, The PharmaNetwork, for a pain management generic product. We are waiting for confirmation of the acceptance of the filing. The addressable market for the pipeline of products is approximately $6 billion. Our facility in Northvale, New Jersey also is a Good Manufacturing Practice (“GMP”) and DEA registered facility for research, development and manufacturing.

      In January 2006, the FDA accepted our IND for ELI-154, our once-a-day oxycodone painkiller. We have completed two pharmacokinetic studies to evaluate ELI-154’s sustained release formation of which the most recent study was completed in 2006. Elite submitted a proposed clinical plan and received guidance from the FDA for this product.

      We are currently scaling up the product and we will begin our Phase III studies for this product upon the completion of a partnership. Currently there is no once-daily oxycodone available commercially. We estimate that the U.S. market for sustained release, twice-daily oxycodone was about $2.4 billion in 2007.

      In May 2005, the FDA accepted our IND for ELI-216, our once-a-day, abuse resistant oxycodone painkiller. After the acceptance of the IND, we completed two pharmacokinetic studies and a euphoria study in recreational drug users to assess the abuse deterrent properties of ELI-216. Elite met with the FDA in October 2006 and received guidance for the ELI-216 development program and in November 2007, we reached agreement with the FDA on a Special Protocol Assessment for the Phase III protocol for ELI-216. We are currently scaling up the product and preparing for additional studies including a multi-dose study in opioid dependent patients, a food effect study and the Phase III study for ELI-216, Currently there is no abuse deterrent oxycodone product available commercially.

      At the end of 2006, we entered into a joint venture with VGS Pharma, LLC (“VGS”) and created Novel Laboratories, Inc. (“Novel”), a privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals. Novel's business strategy is to focus on its core strength in identifying and timely executing niche business opportunities in the generic pharmaceutical area. At the end of 2007, we elected not to fund our remaining contributions to Novel upon the terms set forth in the Alliance Agreement because we recently reached agreement with the Food and Drug Administration under a Special Protocol Assessment on the Phase III clinical trial of ELI-216, our Abuse Deterrent Oxycodone product and determined that our funds would be better used to support the clinical trials for ELI-216. We and VGS negotiated alternative structures that would permit investments by us at valuations which differed from those set forth in the Alliance Agreement, however VGS and us were unable to agree upon an alternative acceptable to both parties. Accordingly, upon our determination not to fund our remaining contributions to Novel at the valuation set forth in the Alliance Agreement, VGS exercised its rights to purchase from us our shares of Class A Voting Common Stock of Novel proportionate to the amount of remaining contributions which were not funded by us. As a result, our remaining ownership interest in Class A Voting Common Stock of Novel is approximately 10% of the outstanding shares of Class A Voting Common Stock of Novel. Until VGS purchased our shares of Class A Voting Common Stock of Novel, Novel was consolidated into our financial statements as a “variable interest entity” because of the extent of its dependence on the Company. Since then, Novel is no longer considered a “variable interest entity” of the Company and therefore is not consolidated into our financial statements. As of October 1, 2007, Elite deconsolidated its financial statements and as a result, for the three months ended June 30, 2007, the Company reported a $1,461,553 loss from discontinued operations. Our investment in Novel at June 30, 2008 was decreased from $7,009,800 to $3,329,322 to recognize the cumulative losses of $3,672,038 from Novel from inception through September 30, 2007 and the return of 80% of our initial investment of $9,800.

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

Results of Consolidated Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

      Our revenues for the three months ended June 30, 2008 were $776,678, an increase of $388,403 or approximately 100.0%, over revenues for the comparable period of the prior year, and consisted of $688,287 in manufacturing fees and $88,391 in royalty fees. Revenues for the three months ended June 30, 2007, consisted of $336,515 in manufacturing fees and $51,760 in royalty fees. Manufacturing fees increased by 105% due to flucuatations in the number of batches shipped each quarter because of seasonality of sales and inventory adjustments. Royalties increased by 70% due to the launch of our second product, Lodrane 24D® which was launched in December 2006 and due to growth of Lodrane 24 sales.

      Research and development costs for the three months ended June 30, 2008, were $1,346,979, an increase of $302,519 or approximately 29.0% from $1,044,460 of such costs for the comparable period of the prior year. Increases were attributed to increases in salaries and wages, consulting fees associated with the development of products and API costs associated with scale up of ELI-216 and ELI-154. To conserve cash, Elite has reduced its number of employees from 41 in June 2007 to 34 in June 2008. The reduction in force was implemented this quarter with cost savings expected to begin next quarter. Research and development costs are expected to increase, however, in future periods, once Phase III and other clinical trials for ELI-216 are initiated.

      General and administrative expenses (“G&A”) for the three months ended June 30, 2008, were $629,167, an increase of $72,598, or approximately 13.0% from $556,569 of general and administrative expenses for the comparable period of the prior year. The increase was primarily attributable to increases in legal and accounting fees, salaries and fringe benefits as a result of yearly increments.

      Depreciation and amortization increased by $19,491 from $110,766 for the comparable period of the prior year to $130,257. The increase was due to the acquisition of new machinery and equipment and the upgrading of Elite’s corporate and warehouse facilities.

      Other expenses for the three months ended June 30, 2008 were $349,966, a decrease of $552,851 or approximately 61.2% from $902,817 for the comparable period of the prior year due to a decrease of $617,714 in charges related to the issuances of stock options and warrants and decreases in interest expense of $14,339 due to lower outstanding balances. These decreases were somewhat offset by decreases in interest income due to lower compensating balances as a result of the use of cash to sustain our operating activities.

      Our prior period comparable financial statements were restated as a result of the Company’s decision not to continue to fund Novel and therefore not include Novel’s expenses as part of the Company’s operating activities for three months ending June 30, 2008 and 2007. Consequently, losses from discontinued operations of $0 and $1,461,553, respectively, are reflected in the 2008 and 2007 financial statements.

      As a result of the foregoing, our net loss for the three months ended June 30, 2008 was $2,284,736 compared to $3,982,216 for the three months ended June 30, 2007.

Material Changes in Financial Condition

      Our working capital (total current assets less total current liabilities), decreased to $3,153,754 as of June 30, 2008 from $5,029,930 as of March 31, 2008, primarily due to the Company’s net loss from operations, exclusive of non-cash charges.

      We experienced negative cash flows from operations of $1,887,701 for the three months ended June 30, 2008, primarily due to our net loss from operations of $2,284,736, an increase in accounts receivable, prepaid expenses and accrued interest receivable of $160,631 and reductions of $100,620 in accounts payable, accrued expenses and other liabilities, offset by net reductions in inventories of $221,480 and by non-cash charges of $436,806, which included $306,549 in connection with the issuance of stock options and warrants, and $130,527 in depreciation and amortization expenses.

      On November 15, 2004 and on December 18, 2006, Elite’s partner, ECR, launched Lodrane 24(R) and Lodrane 24D(R), respectively. Under its agreement with ECR, Elite is currently manufacturing commercial batches of Lodrane 24(R) and Lodrane 24D(R) in exchange for manufacturing margins and royalties on product revenues. Manufacturing revenues and royalty income earned for the three months ended June 30, 2008 was $776,678 and $388,275, respectively. We expect future cash flows from manufacturing fees and royalties to provide additional cash to help fund our operations. However, no assurance can be given that we will generate any material revenues from the manufacturing fees and royalties of the Lodrane products.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2008, we had approximately three months of cash available based on our current operations. We are considering a number of different financing alternatives and we intend to seek additional capital in the next three months through private financing or collaborative agreements. However, no assurance can be given that we will consummate a financing or that any material cash will be generated to us therefrom. If adequate funds are not available to us as we need them, we will be required to curtail significantly or delay or eliminate one or more product development programs. These matters raise substantial doubt over our ability to continue as a going concern. The accompanying financial statements do not provide for any adjustments should this occur.

      Based upon the Company’s current cash position, management has undertaken a review of the Company’s operations in an effort to eliminate any expenses which are not deemed critical to the Company’s current strategic objectives. The Company is in the process of implementing such cost-cutting measures and will continue to undertake this process without impeding its ability proceed with its critical strategic goals.

      For the three months ended June 30, 2008, we expended $1,887,701 in operating activities which we funded through the $20,000,000 in gross proceeds raised through our private placement of Series C 8% Preferred Stock. Our working capital at June 30, 2008 was $3.0 million compared with working capital of $11.2 million at June 30, 2007. Cash and cash equivalents at June 30, 2008 were $1.7 million, a decrease of $12.7 million from the $14.4 million at June 30, 2007.

      We spent approximately $61,000 on improvements and machinery and equipment during the three months ended June 30, 2008.

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

      As of June 30, 2008, our principal source of liquidity was approximately $1,686,591 of cash and cash equivalents. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants. There can be no assurance that the exercise of outstanding warrants or options will generate or provide sufficient cash.

      The Company had outstanding, as of June 30, 2008, bonds in the aggregate principal amount of $3,795,000 consisting of $3,415,000 of 6.5% tax exempt Bonds with an outside maturity of September 1, 2030 and $380,000 of 9.0% Bonds with an outside maturity of September 1, 2012. The bonds are secured by a first lien on the Company’s facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the redemption of previously issued tax exempt bonds issued by the Authority in September 1999 and to refinance equipment financing, as well as provide approximately $1,000,000 of capital for the purchase of additional equipment for the manufacture and development at the Company’s facility of pharmaceutical products and the maintenance of a $415,500 debt service reserve. All of the restricted cash, other than the debt service was expended within the year ended March 31, 2008. Pursuant to the terms of the related bond indenture agreement, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of June 30, 2008, the Company was in compliance with the bond covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company had no investments in marketable securities as of June 30, 2008 or assets and liabilities, which are denominated in a currency other than U.S. dollars or involve commodity price risks.

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

      There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

In addition to the Risk Factors set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, stockholder and potential investors should consider the following in evaluating an investment in the Company and in analyzing the Company’s forward-looking statements:

If the Company is unable to obtain additional financing needed for the expenditures for the development and commercialization of the Company’s drug products, it would impair the Company’s ability to continue to meet its business objectives.

      As of June 30, 2008, the Company had cash and cash equivalents aggregate approximately $1.7 million. The Company anticipates that such position as of June 30, 2008 is adequate to finance its operations through September 30, 2008 but thereafter, the Company will require additional financing to insure that the Company will be able to meet the expenditures to develop and commercialize its products for which the Company has no current arrangements. The Company intends to seek additional funds through the sale of additional debt or equity. No representation can be made that the Company will be able to obtain additional financing or if obtained it will be on favorable terms, or at all. No assurance can be given that any offering if undertaken will be successfully concluded or that if concluded the proceeds will be material. The Company’s inability to obtain additional financing when needed would impair its ability to continue its business. Other poss ible sources of the required financing are the cash exercise of warrants and options that are currently outstanding.

      If any future financing involves the further sale of the Company’s securities, the Company’s then-existing stockholders' equity could be substantially diluted. On the other hand, if the Company incurred debt, the Company would be subject to risks associated with indebtedness, including the risk that interest rates might fluctuate and cash flow would be insufficient to pay principal and interest on such indebtedness.

AMEX may consider suspending dealing in, or removing from the list, the securities of the Company based upon the Company’s ability to continue operation and/or meet its obligations as they mature.

      Section 1003(a)(iv) of the AMEX Company Guide (Application of Policies) provides that the AMEX will normally consider suspending dealing in, or removing from the list, the securities of an issuer which has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether such issuer will be able to continue operations and/or meet its obligations as they mature. In the event the Company is unable to increase its revenue, obtain additional financing or otherwise obtain funding for its ongoing operations, the AMEX may seek to suspend or delist the securities of the Company if it determines that the Company’s financial condition has become so impaired that it appears questionable as to whether the Company will be able to continue operations and/or meet its obligations as they mature.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      All information required by this item has been disclosed in Item 4 of the Annual Report for the period ended March 31, 2008 on Form 10-K as filed with the Securities Exchange Commission on June 27, 2008.

ITEM 6.	EXHIBITS

      The exhibits listed in the index below are filed as part of this report.

Exhibit
Number	Description

3.01	Certificate of Amendment of the Certificate of Incorporation of Elite Pharmaceuticals, Inc., as filed on June 26, 2008, with the Secretary of State of the State of Delaware, incorporated by reference as Item

3.01 on the Report on Form 8-K dated June 26, 2008 and filed with Securities and Exchange Commission on July 2, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

Date: August 12, 2008	By:	/s/ Bernard Berk
Bernard Berk
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2008	By:	/s/ Mark I. Gittelman
Mark I. Gittelman
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)