Form 10-Q
period 2008-09-30
ELITE PHARMACEUTICALS INC /DE/
filed 2008-11-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended	to

Commission File Number: 333-45241

ELITE PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3542636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Ludlow Avenue, Northvale, New Jersey	07647
(Address of principal executive offices)	(Zip Code)

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

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of November 14, 2008: 29,340,850 (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and March 31, 2008 (audited)	2 - 3

	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2008 and September 30, 2007 (unaudited)	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended September 30, 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2008 and September 30, 2007 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7 - 13

Item 2.	Management's Discussion And Analysis of Financial Condition And Results Of Operations	14 - 19

Item 3.	Quantitative And Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$1,531,301	$3,702,615
Accounts receivable	405,006	148,484
Inventories	1,713,515	2,124,420
Prepaid expenses and other current assets	226,926	177,972

Total current assets	$3,876,748	$6,153,491

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization	4,834,599	5,008,701

INTANGIBLE ASSETS - net of accumulated amortization	31,514	35,276

OTHER ASSETS:
Accrued interest receivable	6,641	4,744
Deposit on equipment	14,073	14,073
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposit	13,488	13,488
Restricted cash – debt service for EDA Bonds	435,405	432,079
EDA Bond offering costs, net of accumulated amortization
of $42,448 and $38,902, respectively	312,004	319,096

Total other assets	$4,110,933	$4,112,802

Total assets	$12,853,794	$15,310,270

The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Current portion of EDA Bonds	210,000	200,000
Current portion of other long-term debt	10,316	9,864
Accounts payable and accrued expenses	1,041,269	850,442
Dividends Payable	36,800	63,255
Total current liabilities	1,298,385	1,123,561

LONG TERM LIABILITIES:
EDA bonds – net of current portion	3,385,000	3,595,000
Other long-term debt, less current portion	37,115	42,388
Total long-term liabilities	3,422,115	3,637,388

Total liabilities	4,720,500	4,760,949

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock -- $.01 par value;
Authorized 4,483,442 shares (originally 5,000,000 shares of
which 516,558 shares of Series A Convertible Preferred Stock	—	—
were retired) and 0 shares outstanding as of September 30,
2008 and March 31, 2008, respectively)
Authorized 10,000 Series B Convertible Preferred Stock -
Issued and Outstanding – 5,610 and 8,410 shares, respectively	56	84
Authorized 20,000 Series C Convertible Preferred Stock -
Issued and Outstanding – 14,705 and 19,155 shares,
Respectively	147	192
Authorized 30,000 Series D Convertible Preferred Stock -
Issued and Outstanding – 8,475 shares at September 30, 2008	85	—
Common Stock - $.01 par value
Authorized – 65,000,000
Issued and Outstanding – 29,440,850 and 23,131,035 shares
as of September 30, 2008 and March 31, 2008, respectively	294,409	231,310
Subscription receivable	(75,000)	(75,000)
Additional paid-in capital	95,045,578	91,889,978
Accumulated deficit	(86,825,140)	(81,190,402)
	8,440,135	10,856,162
Treasury stock, at cost (100,000) shares	(306,841)	(306,841)

Total stockholders’ equity	8,133,294	10,549,321

TOTAL LIABILITIES AND STOCKHOLDER’ EQUITY	$12,853,794	$15,310,270

The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Manufacturing Fees	$405,005	$218,358	$1,093,292	$554,873
Royalties	70,187	56,163	158,578	107,923

Total Revenues	475,192	274,521	1,251,870	662,796
Costs of Revenues	399,571	239,031	1,001,496	530,237
Gross Profit	75,621	35,490	250,374	132,559

COST OF OPERATIONS:
Research and development	1,196,711	2,789,330	2,543,690	3,833,790
General and administrative	645,106	626,256	1,274,273	1,182,825
Depreciation and amortization	130,257	127,266	260,514	238,032
	1,972,074	3,542,852	4,078,477	5,254,647

LOSS FROM OPERATIONS	(1,896,453)	(3,507,362)	(3,828,103)	(5,122,088)

OTHER INCOME (EXPENSES):
Interest income	8,318	125,845	30,101	226,830
Interest expense	(64,054)	(82,615)	(129,254)	(162,154)
Non-cash compensation through the issuance
of stock options and warrants	(285,624)	(652,230)	(592,173)	(1,576,493)
	(341,360)	(609,000)	(691,326)	(1,511,817)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,237,813)	(4,116,362)	(4,519,429)	(6,633,905)

Provision For Income Taxes	—	—	3,120	3,120

Loss from continuing operations	(2,237,813)	(4,116,362)	(4,522,549)	(6,637,025)
Loss from discontinued operations	—	(1,569,053)	—	(3,030,606)

NET LOSS	(2,237,813)	(5,685,415)	(4,522,549)	(9,667,631)

Preferred Stock Dividends	(558,282)	(563,984)	(1,112,189)	(980,439)

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS	$(2,796,095)	$(6,249,399)	$(5,634,738)	$(10,648,070)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(.11)	$(.29)	$(.23)	$(.50)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	24,523,192	21,432,256	23,918,539	21,171,704

The accompanying notes are an integral part of the consolidated financial statements.

Elite Pharmaceuticals and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity

	Series B		Series C		Series D					Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Subscription	Paid in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Shares	Amount	Deficit	Equity

BALANCE AT MARCH 31, 2008	8,410	84	19,155	192			23,131,035	231,310	(75,000)	91,889,978	(100,000)	(306,841)	(81,190,402)	10,549,321

Equity Investment in Company					1,777	18				1,776,982				1,777,000

Conversion of Series B Preferred and
Series C Preferred into Series D Preferred	(2,800)	(28)	(3,898)	(39)	6,698	67								—

Conversion of Preferred to Common			(552)	(6)			241,775	2,418		(2,412)				—

Issuance of stock for consulting services							125,000	1,250		100,000				101,250

Costs associated with Raising Capital										(263,753)				(263,753)

Non-cash compensation through issuance
of stock options and warrants										592,173				592,173

Net loss for the six months ended September 30, 2008													(4,522,549)	(4,522,549)

Dividends							5,943,040	59,431		952,610			(1,112,189)	(100,148)

BALANCE AT SEPTEMBER 30, 2008	5,610	56	14,705	147	8,475	85	29,440,850	294,409	(75,000)	95,045,578	(100,000)	(306,841)	(86,825,140)	8,133,294

The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from Continuing Operations	$(4,522,549)	$(6,637,025)
Adjustments to reconcile loss from continuing operations to cash used in operating activities:
Depreciation and amortization	260,514	238,032
Non-cash compensation satisfied by the issuance of common stock, options and warrants	592,173	1,576,493
Changes in assets and liabilities:
Accounts and interest receivable	(258,419)	213,025
Inventories	410,905	--
Prepaid expenses and other current assets	52,296	(250,147)
Security deposit	--	(6,508)
Accounts payable, accrued expenses and other current liabilities	190,827	(277,499)
NET CASH USED IN CONTINUTING OPERATING ACTIVITIES	(3,274,253)	(5,143,629)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	3,030,606
Equity in loss of discontinued operations	—	(3,030,606)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—

NET CASH USED IN OPERATING ACTIVITIES	(3,274,253)	(5,143,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(75,558)	(305,850)
Deposit for manufacturing equipment	—	32,880
Deposits to restricted cash	(3,326)	(9,666)
Investment in Novel	—	(5,000,000)
NET CASH USED IN INVESTING ACTIVITIES	(78,884)	(5,282,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(126,603)	(308,609)
Proceeds from issuance of Series C 8% Convertible Preferred
Stock and Warrants	—	20,000,000
Proceeds from issuance of Series D 8% Convertible Preferred
Stock and Warrants	1,777,000	—
Principal repayments NJEDA bonds	(200,000)	(185,000)
Payments of long-term debt	(4,821)	—
Proceeds from exercise of stock options	—	61,500
Proceeds from exercise of stock warrants	—	313,005
Costs associated with raising capital	(263,753)	(1,576,055)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,181,823	18,304,841

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,171,314)	7,878,576

CASH AND CASH EQUIVALENTS – beginning of period	3,702,615	811,545

CASH AND CASH EQUIVALENTS – end of period	$1,531,301	$8,690,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	130,472	163,281
Cash paid for income taxes	3,120	3,120

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends of $1,012,041 and $668,727 paid by issuance of 5,943,040 and
310,266 shares of common stock in 2008 and 2007, respectively.	—	—
Beneficial conversion dividend	—	2,384,609
Accrued dividends	36,800	—
Consulting services paid by issuance of 125,000 shares of common stock	101,250	—

The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 1 -	BASIS OF PRESENTATION

The information in this Form 10-Q Report includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the “Company”) including its wholly-owned subsidiaries, Elite Laboratories, Inc. (“Elite Labs”) and Elite Research, Inc. (“ERI”) for the six months ended September 30, 2008 and 2007 and its variable interest entity, Novel Laboratories Inc. (“Novel”), for the six months ended September 30, 2008. In the quarter ended December 31, 2007, Novel ceased to be a variable interest entity of Elite. Accordingly, the information in this Form 10-Q has been prepared as if Elite divested of Novel as a wholly owned subsidiary on April 1, 2007 and the operations are being reflected as a discontinued operation. As of September 30, 2008, the financial statements of all wholly owned entities are consolidated and all significant intercompany accounts are eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted for interim financial statement presentation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

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

The Company does not anticipate being profitable for fiscal year ending March 31, 2009; therefore a current provision for income tax was not established for the six months ended September 30, 2008. Only the minimum liability required for state corporation taxes is reflected.

The condensed consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. The Company continues to generate losses and negative cash flow from operations and does not anticipate being profitable for fiscal year 2009. Therefore the Company's ability to continue is dependent upon its ability to obtain additional financing to allow it to continue to develop its products or enter into a collaboration licensing or partnership agreement with expenses either shared or borne by the other parties. However there is no assurance that a financing can be completed or a collaboration, licensing or partnership agreement be entered into in the amounts or at the times it is required in order for the Company to meet its business objectives.

NOTE 2 -	NJEDA BONDS

On August 31, 2005, the Company successfully completed a refinancing through the issuance of the tax-exempt bonds (the “Bonds”) by the New Jersey Economic Development Authority (the “Authority”). Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a $415,500 Debt Service Reserve Fund which has accumulated $19,905 in interest. $1,274,311 of the proceeds had been deposited in a short-term restricted cash account to fund the future purchase of manufacturing equipment and development of the Company’s facility. As of September 30, 2008, all of these proceeds were utilized to upgrade the Company’s manufacturing facilities and for the purchase of manufacturing and laboratory equipment.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 3 -	BANK LOANS PAYABLE

On June 7, 2007, the Company borrowed $3,000,000 at prime minus ½%, from a commercial bank to be used for working capital. Collateral was an assignment of a cash collateral account, in the amount of $3,000,000. The loan was repaid on July 24, 2007. Interest expense was $28,417.

On October 1, 2007, the Company borrowed $58,004 at a 9% interest rate from a commercial bank to be used to pay for transportation equipment, which was collateral for the loan. The loan is to be repaid in 60 installments of $1,180 per month through September 1, 2012. Interest expense through September 30, 2008 was $2,384.

NOTE 4 -	STOCKHOLDERS’ EQUITY

Series D 8% Convertible Preferred Stock

On September 15, 2008, the Company completed a private placement of 1,777 shares of its Series D Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), for gross proceeds of $1,777,000. The shares were issued at a price of $1,000 per share with each share initially convertible at $0.20 into 5,000 shares of the Company’s Common Stock, par value $0.01 per share (the “Common Stock”), or an aggregate of 8,885,000 shares of Common Stock. Each purchaser of Series D Preferred Stock also received a warrant to purchase shares of the Company’s Common Stock. The warrants are exercisable on or before September 15, 2013 and represent the right to purchase an aggregate of 17,770,000 shares of Common Stock at an exercise price of $0.25 per share. The newly-created Series D Preferred Stock is senior as to dividends, liquidation and redemption to the Company’s Series B Preferred Stock and Series C Preferred Stock (collectively, the “Existing Preferred Stock”). The Company has authorized, in total, 30,000 shares of Series D Preferred Stock.

The gross proceeds of the private placement were $1,777,000 before payment of $263,743 in expenses. Pursuant to the placement agent agreement, the Company issued to the placement agent warrants to purchase 355,400 shares of Common Stock exercisable at $0.25 per share which did not have an ascertainable value as of the closing of the private placement.

As part of the private placement, holders of existing preferred stock who met a pre-defined level of participation in this placement (“Qualifying Holders”) received the right to exchange (the “Exchange”): (i) shares of their existing preferred stock for shares of Series D Preferred Stock at a rate equal to one share of Series D Preferred Stock for each share of existing preferred stock held by the Qualifying Holder and (ii) warrants to purchase Common Stock which were originally issued to each Qualified Holder in connection with the purchase of such exchanged existing preferred stock (such originally issued warrants, the “Original Warrants”) for warrants exercisable for the same number of shares of Common Stock with terms identical to the warrants issued to the purchasers of Series D Preferred Stock (such warrants, the “Exchange Warrants”). To be a Qualifying Holder, a holder of existing preferred stock was required to purchase shares of Series D Preferred Stock with a stated value of at least the lesser of (x) US$400,000 and (y) 20% of the aggregate stated value of the shares of existing preferred stock then held by such holder. As of the closing of the private placement on September 15, 2008, Qualifying Holders were entitled to exchange shares of their existing preferred stock for an aggregate of approximately 12,037 additional shares of Series D Preferred Stock upon the surrender and cancellation of their existing preferred stock and the Company would be obligated to issue such shares together with Exchange Warrants to purchase 2,335,728 shares of Common Stock upon the surrender and cancellation of the Original Warrants so exchanged. As of the date hereof, Qualifying Holders holding approximately 5,339 shares of existing preferred stock have not yet exercised their right to exchange such shares for an equal number of shares of Series D Preferred Stock. Since such Qualifying Holders have not exchanged their existing preferred stock, the Original Warrants which accompanied such existing preferred stock have not yet been exchanged for the Exchange Warrants exercisable for 1,049,546 shares of Common Stock that they are entitled to under the terms of the Exchange.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

Common Stock

During the six month period ended September 30, 2008, the Company issued 125,000 shares of Common Stock to New Castle Consulting, LLC for services.

During the six month period ended September 30, 2008, holders of 552 shares of Series C Preferred Stock converted their shares into 241,775 shares of Common Stock. Accrued dividends were paid through date of conversion though the issuance of 3,844 shares of Common Stock, included in above, and $93 in cash.

Dividends on Series B Preferred Stock through September 30, 2008, totaling $196,045, were satisfied by the issuance of 592,525 shares of Common Stock.

Dividends on Series C Preferred Stock through September 30, 2008, totaling $664,029, were satisfied by the issuance of 2,960,559 shares of Common Stock and payment of $100,055 in cash.

Dividends on Series D Preferred Stock through September 30, 2008, totaling $252,022, were satisfied by the issuance of 2,389,956 shares of Common Stock.

Options and Warrants

At September 30, 2008, the Company had 5,419,800 options outstanding with exercise prices ranging from $1.08 to $3.00 per share and 38,538,644 warrants with exercise prices ranging from $0.25 to $3.74 per share; each option and warrant representing the right to purchase one share of Common Stock.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 5 -	COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On April 14, 2008, the Company entered into a consulting agreement with New Castle Consulting, LLC ("New Castle") whereby New Castle is to provide consulting services to the Company for a six month term. Services include, but will not necessarily be limited to analyzing, the Company's needs with respect to investor relations, consulting, assisting and advising the Company with respect to its needs for investor relations, oversee and facilitate investor relations, assist the Company in developing and implementing appropriate means for presenting the Company and its business plans, strategy and personnel to financial community and advising the Company with respect to its relations with brokers, dealers, analysts and other investment professionals. For its services New Castle received 125,000 shares of the Company’s common stock valued at $101,250 which was written off over the life of the consulting agreement. Additionally New Castle received $8,000 per month. For the six months ended September 30, 2008, New Castle was paid $48,000.

NOTE 6 -	SUBSEQUENT EVENTS

On October 20, 2008, the Board of Directors (the “Board”) of the Company increased the number of directors of the Board from four to five and elected Chris Dick as the additional director, effective immediately.

On October 20, 2008, the Board appointed Chris Dick to be the Company’s Chief Operating Officer, effective immediately. Mr. Dick will continue his duties as the Company’s Executive Vice President of Corporate Development.

As a result of the Company’s continuing efforts to reorganize its workforce and decrease its operating expenses, the Company requested that Dr. Stuart Apfel, the Company’s Chief Scientific Officer and Chief Medical Officer, change the status of his relationship with the Company from employee to consultant. Dr. Apfel agreed to such change in status and will continue to provide his services as the Company’s Chief Scientific Officer and Chief Medical Officer on an hourly basis, thereby reducing the Company’s expenses as they relate to Dr. Apfel.

On October 20, 2008, Company and Dr. Apfel entered into a Separation Agreement and General Release of Claims (the “Apfel Release”), whereby, Dr. Apfel was terminated as an employee of the Company and the Employment Agreement, dated January 3, 2008 (the “Apfel Agreement”), by and between the Company and Dr. Apfel terminated. Pursuant to the Apfel Release, Dr. Apfel waived his entitlement to certain notice and payment provisions upon termination of the Apfel Agreement. Dr. Apfel acknowledged that there are no payment amounts outstanding to him under the Apfel Agreement. Dr. Apfel acknowledged that his obligations under Sections 4 and 5: “Protection of Confidential Information and Trade Secrets; Non-Competition; No Solicitation” and “Continued Cooperation; Return of Documents and Property; Injunctive Relief; Non-Exclusivity and Survival” of the Apfel Agreement survive termination and that he agrees that he will continue to be bound by and shall abide by such provisions. Additionally, Dr. Apfel released the Company from any claims he has or may have against the Company. As consideration for entering into the Apfel Release, the Company paid Dr. Apfel Four Thousand Two Hundred Nineteen Dollars (US $4,219) .

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 6 -	SUBSEQUENT EVENTS (continued)

In his continuing service as the Company’s Chief Scientific Officer and Chief Medical Officer, Dr. Apfel will be compensated pursuant to a consulting agreement, dated as of October 20, 2008, between the Company and Parallex Clinical Research (“Parallex”). Dr. Apfel is the founder and current president of Parallex. Pursuant to the consulting agreement, Parallex is to provide the Company consulting services for its opioid abuse-resistant product, sustained release opioid product and other such products that the Company may request assistance with. Dr. Apfel will be the primary person providing such consulting services for which he will be paid on an hourly basis. The Company may terminate the consulting agreement at any time upon written notice to Parallex. Parallex and Dr. Apfel are subject to covenants not to disclose confidential information and assignment of intellectual property and a one year from termination non-competition covenant and non-solicitation covenant.

On October 28, 2008, the Board increased the number of directors of the Board from five to six and elected Jerry Treppel as the additional director, effective immediately.

The Company requested that Dr. Charan Behl, the Company’s Head of Technical Affairs, change the status of his relationship with the Company from employee to consultant. Dr. Behl agreed to such change in status and will continue to provide his services as a consultant to the Company on an hourly basis, thereby reducing the Company’s expenses as they relate to Dr. Behl.

On November 3, 2008, the Company and Dr. Behl entered into a Separation Agreement and General Release of Claims (the “Behl Release”), whereby, Dr. Behl was terminated as an employee of the Company and the Amended and Restated Employment Agreement, dated February 9, 2007 (the “Behl Agreement”), between the Company and Dr. Behl terminated. Pursuant to the Behl Release, Dr. Behl waived his entitlement to certain notice and payment provisions upon termination of the Behl Agreement. Dr. Behl acknowledged that there are no payment amounts outstanding to him under the Behl Agreement. Dr. Behl acknowledged that his obligations under Sections 4 and 5: “Protection of Confidential Information and Trade Secrets; Non-Competition; No Solicitation” and “Continued Cooperation; Return of Documents and Property; Injunctive Relief; Non-Exclusivity and Survival” of the Behl Agreement survive termination and that he agrees that he will continue to be bound by and shall abide by such provisions. Additionally, Dr. Behl released the Company from any claims he has or may have against the Company. As consideration for entering into the Behl Release, the Company will pay Dr. Behl $20,548 and will issue to Dr. Behl non-qualified stock options to purchase 50,000 shares of the Company’s Common Stock. The options will have a per share exercise price of $0.10 (representing the closing price of the Common Stock on the American Stock Exchange on October 31, 2008) and will vest immediately upon issuance. The options will also be subject to the Company’s 2004 Stock Option Plan and the non-qualified stock option letter agreement between the Company and Dr. Behl, dated as of November 3, 2008. In addition, pursuant to the Behl Release, the Company will pay Dr. Behl (i) $25,000 less any payroll or withholding taxes (which amount represents the unpaid guaranteed bonus owed to Dr. Behl since March 2008), (ii) $12,019 less any payroll or withholding taxes (which amount represents 2.2 weeks of unpaid vacation for the 2008 fiscal year), and (iii) $14,263 in expense reimbursements.

In his continuing service to the Company as a consultant, Dr. Behl will be compensated pursuant to a consulting agreement, dated as of November 3, 2008, between the Company and Dr. Behl. Pursuant to the consulting agreement, Dr. Behl is to provide the Company consulting services for its opioid abuse-resistant product, sustained release opioid product and other such products that the Company may request assistance with. Dr. Behl will be paid for such consulting services on an hourly basis. The Company may terminate the consulting agreement at any time upon written notice to Dr. Behl. Dr. Behl is subject to covenants not to disclose confidential information and assignment of intellectual property and a one year from termination non-competition covenant and non-solicitation covenant.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 6 -	SUBSEQUENT EVENTS (continued)

On October 15, 2008, the Company inadvertently advanced to Bernard Berk, its then Chief Executive Officer, a portion of his salary in the amount of $8,746.42 for the period from October 16, 2008 through October 31, 2008. Upon receipt of notice of the occurrence of such inadvertent advance, the Board requested the prompt repayment from Mr. Berk of such amount and such amount was promptly repaid by the Chief Executive Officer.

The Audit Committee of the Board (the “Audit Committee”) was informed by the Company’s Chief Financial Officer that certain expense reimbursements were paid to, and for the benefit of, Mr. Berk without receipt by the Company of documentation relating to such expenses. The Audit Committee concluded that such activities were not in compliance with the Company’s expense reimbursement policy and directed Mr. Berk to promptly deliver to the Company expense reports that substantiate the basis for each expense that was reimbursed to Mr. Berk, including the valid business purpose therefore. The Audit Committee received expense reports for a portion of the reimbursed expenses and, after review thereof, directed Mr. Berk to provide expense reports containing valid business purposes for the remaining such reimbursed expenses, setting a deadline of 5p. m. (EST) November 21, 2008 (the “Submission Deadline”) for such submissions. The Audit Committee will promptly review such expense reports for compliance with the Company’s expense reimbursement policy.

After being informed as to the method by which the expense reimbursements paid by the Company to, and on behalf of, Mr. Berk were made, the Audit Committee directed the Company’s Chief Financial Officer to implement check writing restrictions with the Company’s bank accounts that requires the signatures of both the Chief Financial Officer and the Company’s Chief Operating Officer, for all payments over $5,000. In addition, the Audit Committee reviewed the Company’s current expense reimbursement policy and directed that certain revisions to such policy be made and circulated to all Company employees.

On November 6, 2008, the Company and Mr. Berk entered into a Separation Agreement and General Release (the “Separation Agreement”), which provides for, among other things, the termination of the Second Amended and Restated Employment Agreement, dated November 13, 2006, by and between the Company and Mr. Berk, as amended (the “Employment Agreement”), effective as of November 6, 2008 (the “Separation Date”). As of the Separation Date, Mr. Berk voluntarily resigned as the Company’s President and Chief Executive Officer and also voluntarily resigned as the Chairman of the Board and as a member thereof.

As consideration for a general release of the Company by Mr. Berk of all claims he has asserted, or may assert in the future against the Company and in order to amicably resolve these matters without resorting to litigation in light of the Company’s current financial condition, the Company has agreed to (i) pay to Mr. Berk a severance payment of $34,000 less all applicable payroll or withholding taxes (the “Cash Severance Amount”), and (ii) charge to Mr. Berk, as additional income for taxation purposes, the aggregate amount of all reimbursed expenses paid to Mr. Berk which are determined by the Audit Committee not to be in compliance with the Company’s expense reimbursement policy. The Cash Severance Amount shall not be payable to Mr. Berk until the delivery to the Company by Mr. Berk of expense reports containing valid business purposes for all reimbursed expenses by the Submission Deadline. Any disputes between Mr. Berk and the Company as to whether an expense listed in the expense reports submitted by Mr. Berk on or prior to the Submission Deadline may be allowed under the Company’s expense reimbursement policy will be determined by an independent accounting firm selected by the Company and reasonably acceptable to Mr. Berk. In addition, the Company will provide Mr. Berk with a release of any claims known to the Company (or which should have been known by the Company based upon reasonable investigation).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 6 -	SUBSEQUENT EVENTS (continued)

Pursuant to the Separation Agreement, Mr. Berk also agreed to customary negative covenants regarding confidentiality, return of corporate property and non-disparagement. The Company agreed to customary negative covenants regarding confidentiality of information relating to Mr. Berk (other than as may be required to be disclosed by applicable law or at the request of the SEC) and non-disparagement.

As a result of the vacancies created by Mr. Berk’s resignation as the Company’s President, Chief Executive Officer and Chairman of its Board of Directors, on November 6, 2008, the Company appointed Chris Dick, the Chief Operating Officer of the Company, as the acting Chief Executive Officer of the Company and Jerry I. Treppel, a member of the Company’s Board of Directors, as the Chairman thereof.

On November 10, 2008, the Company and Mr. Dick entered into an Amendment to Mr. Dick’s Employment Agreement, dated as of November 10, 2006, with the Company, whereby Mr. Dick’s (a) title was changed to Chief Operating Officer from Executive Vice President of Corporate Development and (b) base salary was increased from $200,000 per annum to $250,000.

The Company commenced a review of its internal control and compliance policies and procedures, including (1) reviewing, expanding, and formalizing its policies related to all potential advances and/or extensions of credit to employees, executive officers and directors, including, without limitation, with respect to the use of the Company’s credit cards, and advances of any other kind; and (2) enhancing its training of employees, executive officers and directors regarding compliance with the letter and the spirit of the Company’s Code of Ethics.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO
THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2007
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

           At the end of 2006, we entered into a joint venture with VGS Pharma, LLC (“VGS”) and created Novel Laboratories, Inc. (“Novel”), a privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals. Novel's business strategy is to focus on its core strength in identifying and timely executing niche business opportunities in the generic pharmaceutical area. At the end of 2007, we elected not to fund our remaining contributions to Novel upon the terms set forth in the Alliance Agreement because we recently reached agreement with the Food and Drug Administration under a Special Protocol Assessment on the Phase III clinical trial of ELI-216, our Abuse Deterrent Oxycodone product and determined that our funds would be better used to support the clinical trials for ELI-216. We and VGS negotiated alternative structures that would permit investments by us at valuations which differed from those set forth in the Alliance Agreement, however VGS and us were unable to agree upon an alternative acceptable to both parties. Accordingly, upon our determination not to fund our remaining contributions to Novel at the valuation set forth in the Alliance Agreement, VGS exercised its rights to purchase from us our shares of Class A Voting Common Stock of Novel proportionate to the amount of remaining contributions which were not funded by us. As a result, our remaining ownership interest in Class A Voting Common Stock of Novel is approximately 10% of the outstanding shares of Class A Voting Common Stock of Novel. Until VGS purchased our shares of Class A Voting Common Stock of Novel, Novel was consolidated into our financial statements as a “variable interest entity” because of the extent of its dependence on the Company. Since then, Novel is no longer considered a “variable interest entity” of the Company and therefore is not consolidated into our financial statements. As of October 1, 2007, Elite deconsolidated its financial statements and as a result, for the six months ended September 30, 2007, the Company reported a $3,030,606 loss from discontinued operations. Our investment in Novel at September 30, 2008 was decreased from $7,009,800 to $3,329,322 to recognize the cumulative losses of $3,672,638 from Novel from inception through September 30, 2007 and the return of 80% of our initial investment of $9,800.

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

Results of Consolidated Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

           Our revenues for the three months ended September 30, 2008 were $475,192, an increase of $200,671 or approximately 73.1% over revenues for the comparable period of the prior year, and consisted of $405,005 in manufacturing fees and $70,187 in royalty fees. Revenues for the three months ended September 30, 2007, consisted of $218,358 in manufacturing fees and $56,163 in royalty fees. Manufacturing fees increased by 85% due to fluctuations in the number of batches shipped each quarter because of seasonality of sales and inventory adjustments and due to growth of product sales. Royalties increased by 25% due to the launch of our second product, Lodrane 24D® which was launched in December 2006 and due to growth of Lodrane 24 sales.

           Research and development costs for the three months ended September 30, 2008, were $1,196,711, a decrease of $1,592,619 or approximately 57.1% from $2,789,330 of such costs for the comparable period of the prior year. Decreases were attributed to decreases in salaries and wages, consulting fees associated with the development of products and lower active pharmaceutical ingredient (“API”) costs for product development. To conserve cash, Elite has reduced its number of employees from 40 employees in September 2007, to 18 employees in September 2008. The reduction in force was implemented last quarter with cost savings beginning in this quarter. Research and development costs are expected to increase, however, in future periods, once Phase III and other clinical trials for ELI-216 are initiated.

          General and administrative expenses (“G&A”) for the three months ended September 30, 2008, were $645,106, an increase of $18,850, or approximately 3.0% from $626,256 of general and administrative expenses for the comparable period of the prior year. The increase was primarily attributable to increases in legal and accounting fees, offset by decreases in salaries and fringe benefits.

          Depreciation and amortization increased by $2,991 from $127,266 for the comparable period of the prior year to $130,257. The increase was due to the acquisition of new machinery and equipment and the upgrading of Elite’s corporate and warehouse facilities.

          Other expenses for the three months ended September 30, 2008 were $341,360, a decrease of $267,640 or approximately 43.9% from $609,000 for the comparable period of the prior year due to a decrease of $366,606 in charges related to the issuances of stock options and warrants and decreases in interest expense of $18,561 due to lower outstanding balances. These decreases were somewhat offset by decreases in interest income due to lower compensating balances as a result of the use of cash to sustain our operating activities.

          Our prior period comparable financial statements were restated as a result of the Company’s decision not to continue to fund Novel and therefore not include Novel’s expenses as part of the Company’s operating activities for three and six months ending September 30, 2008 and 2007. Consequently, losses from discontinued operations of $ -0- and $1,569,053, respectively, are reflected in the 2008 and 2007 financial statements.

          As a result of the foregoing, our net loss for the three months ended September 30, 2008 was $2,237,813 compared to $4,116,362 for the three months ended September 30, 2007.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007

           Our revenues for the six months ended September 30, 2008 were $1,251,870, an increase of $589,074 or approximately 88.9% over revenues for the comparable period of the prior year, and consisted of $1,093,292 in manufacturing fees and $158,578 in royalty fees. Revenues for the six months ended September 30, 2007, consisted of $554,873 in manufacturing fees and $107,923 in royalty fees. Manufacturing fees increased by 97% due to fluctuations in the number of batches shipped each quarter because of seasonality of sales and inventory adjustments and due to growth of product sales. Royalties increased by 47% due to the launch of our second product, Lodrane 24D® which was launched in December 2006 and due to growth of Lodrane 24 sales.

           Research and development costs for the six months ended September 30, 2008, were $2,543,690, a decrease of $1,290,100 or approximately 33.7% from $3,833,790 of such costs for the comparable period of the prior year. Decreases were attributed to API costs associated with scale up of ELI-216 and ELI-154. To conserve cash, Elite has reduced its number of employees from 40 employees in September 2007, to 18 employees in September 2008. The reduction in force was implemented this quarter with cost savings expected to begin next quarter. Research and development costs are expected to increase, however, in future periods, once Phase III and other clinical trials for ELI-216 are initiated.

          General and administrative expenses (“G&A”) for the six months ended September 30, 2008, were $1,274,273, an increase of $91,448, or approximately 7.7% from $1,182,825 of general and administrative expenses for the comparable period of the prior year. The increase was primarily attributable to increases in legal and accounting fees, salaries and fringe benefits as a result of yearly increments.

          Depreciation and amortization increased by $22,482 from $238,032 for the comparable period of the prior year to $260,514. The increase was due to the acquisition of new machinery and equipment and the upgrading of Elite’s corporate and warehouse facilities.

          Other expenses for the six months ended September 30, 2008 were $691,326, a decrease of $820,491 or approximately 54.3% from $1,511,817 for the comparable period of the prior year due to a decrease of $984,320 in charges related to the issuances of stock options and warrants and decreases in interest expense of $32,900 due to lower outstanding balances. These decreases were somewhat offset by decreases in interest income due to lower compensating balances as a result of the use of cash to sustain our operating activities.

          Our prior period comparable financial statements were restated as a result of the Company’s decision not to continue to fund Novel and therefore not include Novel’s expenses as part of the Company’s operating activities for six months ending September 30, 2008 and 2007. Consequently, losses from discontinued operations of $ -0- and $3,030,606, respectively, are reflected in the 2008 and 2007 financial statements.

          As a result of the foregoing, our net loss for the six months ended September 30, 2008 was $4,522,549 compared to $6,637,025 for the six months ended September 30, 2007.

Material Changes in Financial Condition

          Our working capital (total current assets less total current liabilities), decreased to $2,578,363 as of September 30, 2008 from $5,029,930 as of March 31, 2008, primarily due to the Company’s net loss from operations, exclusive of non-cash charges.

          We experienced negative cash flows from operations of $3,274,253 for the six months ended September 30, 2008, primarily due to our net loss from operations of $4,522,549, an increase in accounts receivable and accrued interest receivable of $258,419 offset by decreases in prepaid expenses of $52,296 and increases of $190,827 in accounts payable, accrued expenses and other liabilities, net reductions in inventories of $410,905 and by non-cash charges of $852,687, which included $592,193 in connection with the issuance of stock options and warrants and $260,514 in depreciation and amortization expenses.

          On November 15, 2004 and on December 18, 2006, Elite’s partner, ECR, launched Lodrane 24(R) and Lodrane 24D(R), respectively. Under its agreement with ECR, Elite is currently manufacturing commercial batches of Lodrane 24(R) and Lodrane 24D(R) in exchange for manufacturing margins and royalties on product revenues. Manufacturing revenues and royalty income earned for the six months ended September 30, 2008 and September 30, 2007 were $1,2581,870 and $662,796, respectively. We expect future cash flows from manufacturing fees and royalties to provide additional cash to help fund our operations. However, no assurance can be given that we will generate any material revenues from the manufacturing fees and royalties of the Lodrane products.

LIQUIDITY AND CAPITAL RESOURCES

          On September 15, 2008, we sold in a private placement, 1,777 shares of our Series D 8% Preferred Stock, at a price of $1,000 per share, each share convertible (at $.20 per share) into 5,000 shares of Common Stock, or an aggregate of 8,885,000 shares of Common Stock. The investors also acquired warrants to purchase an aggregate of 17,770,000 shares, exercisable on or prior to September 15, 2013. The gross proceeds of the sale were $1,777,000 before payment of commissions, legal fees and other expenses totaling $263,753 associated with the raising of this capital.

           As of September 30, 2008, we had approximately three months of cash available based on our current operations, which was generated through our last private placement. We are considering a number of different financing and strategic alternatives. However, no assurance can be given that we will consummate a financing or that any material cash will be generated to us therefrom. These matters raise substantial doubt over our ability to continue as a going concern. The accompanying financial statements do not provide for any adjustments should this occur.

           Based upon the Company’s current cash position, management has undertaken a review of the Company’s operations and implemented cost-cutting measures in an effort to eliminate any expenses which are not deemed critical to the Company’s current strategic objectives. The Company will continue this process without impeding its ability to proceed with its critical strategic goals.

           For the six months ended September 30, 2008, we expended $3,274,253 in operating activities which we funded through the $20,000,000 in gross proceeds raised through our private placement of Series C 8% Preferred Stock. Our working capital at September 30, 2008 was $2.6 million compared with working capital of $10.4 million at September 30, 2007. Cash and cash equivalents at September 30, 2008 were $1.5 million, a decrease of $9.5 million from the $11.0 million at September 30, 2007.

          We spent approximately $76,000 on improvements and machinery and equipment during the six months ended September 30, 2008.

          On April 24, 2007, we sold in a private placement through Oppenheimer & Company, Inc., the placement agent (the “placement agent”), 15,000 shares of our Series C 8% Preferred Stock, at a price of $1,000 per share. Each share is convertible (at $2.32 per share) into 431.0345 shares of Common Stock, or an aggregate of 6,465,517 shares of Common Stock. The investors also acquired warrants to purchase shares of Common Stock, exercisable on or prior to April 24, 2012. The warrants represent the right to purchase an aggregate of 1,939,655 shares of Common Stock at an exercise price of $3.00 per share. The gross proceeds of the sale were $15,000,000 before payment of

$1,050,000 in commissions to the Placement Agent and selected dealers. We also paid certain legal fees and expenses of counsel to the Placement Agent. We issued to the Placement Agent and its designees five year warrants to purchase 193,965 shares of Common Stock with similar terms to the warrants issued to the Investors with an exercise price of $3.00 per share.

          On July 17, 2007 we sold in a private placement the remaining 5,000 authorized shares of its Series C 8% Preferred Stock at a price of $1,000 per share. Each share is convertible (at $2.32 per share) into 431.0345 shares of Common Stock, or an aggregate 2,155,172 shares of Common Stock. The investors also acquired warrants to purchase shares of Common Stock, exercisable on or prior to July 17, 2012. The warrants represent the right to purchase 646,554 shares of Common Stock, at an exercise price of $3.00 per share. The gross proceeds of the sale were $5,000,000 before payment of 350,000 in commissions to Placement Agent and selected dealers and $18,000 in expenses incurred by Placement Agent and selected dealers. We issued to the Placement Agent and its designees five year warrants to purchase 64,655 shares of Common Stock with similar terms to the warrants issued to the Investors with exercise price of $3.00 per share. The approximate $18,531,500 of net proceeds generated from these private placements will contribute materially to our efforts to advance our part of pain products through the clinic as well as accelerate the development of our other controlled release products, which utilize our proprietary oral drug delivery systems and abuse resistant technology.

          From time to time we will consider potential strategic transactions including acquisitions, strategic alliances, joint ventures and licensing arrangements with other pharmaceutical companies. We retained an investment-banking firm to assist with our efforts. There can be no assurance that any such transaction will be available or consummated in the future.

          As of September 30, 2008, our principal source of liquidity was approximately $1,531,301 of cash and cash equivalents. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants. There can be no assurance that the exercise of outstanding warrants or options will generate or provide sufficient cash.

          The Company had outstanding, as of September 30, 2008, bonds in the aggregate principal amount of $3,595,000 consisting of $3,280,000 of 6.5% tax exempt Bonds with an outside maturity of September 1, 2030 and $315,000 of 9.0% Bonds with an outside maturity of September 1, 2012. The bonds are secured by a first lien on the Company’s facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the redemption of previously issued tax exempt bonds issued by the Authority in September 1999 and to refinance equipment financing, as well as provide approximately $1,000,000 of capital for the purchase of additional equipment for the manufacture and development at the Company’s facility of pharmaceutical products and the maintenance of a $415,500 debt service reserve. All of the restricted cash, other than the debt service was expended within the year ended March 31, 2008. Pursuant to the terms of the related bond indenture agreement, the Company is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of September 30, 2008, the Company was in compliance with the bond covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company had no investments in marketable securities as of September 30, 2008 or assets and liabilities, which are denominated in a currency other than U.S. dollars or involve commodity price risks.

ITEM 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company completed an evaluation under the supervision and with the participation of its Acting Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation and the subsequent disclosures regarding the Company’s then Chief Executive Officer, the Company concluded that its disclosure controls and procedures as of September 30, 2008 had deficiencies that caused the Company’s controls and procedures to be ineffective, particularly with respect to its expense reimbursement procedures. These deficiencies related to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. The Company has commenced a review of its internal control and compliance policies and procedures, including (1) reviewing, expanding, and formalizing its policies related to all potential advances and/or extensions of credit to employees, executive officers and directors, including, without limitation, with respect to the use of the Company’s credit cards, and advances of any other kind; and (2) enhancing its training of employees, executive officers and directors regarding compliance with the letter and the spirit of the Company’s Code of Ethics. Additionally, management is evaluating its options with its auditor to address these deficiencies. During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2008, the Company had cash and cash equivalents aggregate approximately $1,531,000 million. The Company anticipates that such position as of September 30, 2008 is adequate to finance its operations through February 28, 2009 but thereafter, the Company will require additional financing to insure that the Company will be able to meet the expenditures to develop and commercialize its products for which the Company has no current arrangements. The Company intends to seek additional funds through the sale of additional equity and/or a licensing transaction with respect to certain of its products. No representation can be made that the Company will be able to obtain additional financing or if obtained it will be on favorable terms, or at all. No assurance can be given that any offering if undertaken will be successfully concluded or that if concluded the proceeds will be material. The Company’s inability to obtain additional financing when needed would impair its ability to continue its business. Other possible sources of the required financing are the cash exercise of warrants and options that are currently outstanding. If any future financing involves the further sale of the Company’s securities, the Company’s then-existing stockholders' equity could be substantially diluted.

AMEX may consider suspending dealing in, or removing from the list, the securities of the Company based upon the Company’s ability to continue operation and/or meet its obligations as they mature

Section 1003(a)(iv) of the AMEX Company Guide (Application of Policies) provides that the AMEX will normally consider suspending dealing in, or removing from the list, the securities of an issuer which has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether such issuer will be able to continue operations and/or meet its obligations as they mature. In the event the Company is unable to increase its revenue, obtain additional financing or otherwise obtain funding for its ongoing operations, the AMEX may seek to suspend or delist the securities of the Company if it determines that the Company’s financial condition has become so impaired that it appears questionable as to whether the Company will be able to continue operations and/or meet its obligations as they mature.

ITEM 5.	OTHER INFORMATION.

     On November 10, 2008, the Company and Chris Dick entered into an Amendment to Mr. Dick’s Employment Agreement, dated as of November 13, 2006 (the “Employment Agreement”), whereby the Employment Agreement was amended to (i) change Mr. Dick’s title to Chief Operating Officer from Executive Vice President of Corporate Development and (ii) increase Mr. Dick’s base salary to $250,000 from $200,000, commensurate with Mr. Dick’s increased responsibilities as the Company’s Chief Operating Officer and Acting Chief Executive Officer.

ITEM 6.	EXHIBITS

The exhibits listed in the index below are filed as part of this report.

Exhibit
Number	Description

10.1	Amendment, dated November 10, 2008, to the Employment Agreement of Chris Dick.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

Date: November 14, 2008	By:	/s/ Chris Dick
Chris Dick
Chief Operating Officer and Acting Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Mark I. Gittelman
Mark I. Gittelman
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)