Form 10-K/A
period 2008-03-31
ELITE PHARMACEUTICALS INC /DE/
filed 2009-01-16
CIK 1053369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

(MARK ONE)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED – March 31, 2008

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________ TO __________

Commission File Number: 001-15697

ELITE PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3542636

(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

165 Ludlow Avenue, Northvale, New Jersey 07647
(Address of principal executive offices)

(201) 750-2646
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the	Common Stock - $.01 par value
Act:	The Common Stock is listed on The
American Stock Exchange

Securities registered pursuant to Section 12(g) of the	None
Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [     ]                    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [     ]                   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated file and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [     ]                    Accelerated filer [     ]                    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [     ]  No [X]

The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 18, 2008 was approximately $9,297,948.50 based upon the closing price of $0.50 of the Registrant’s Common Stock on the American Stock Exchange, as of June 18, 2008.  (For purposes of determining this amount, only directors, executive officers, and, based on Schedule 13(d) filings as of June 18, 2008, 10% or greater stockholders and their respective affiliates have been deemed affiliates).

Registrant had 23,232,207 shares of common stock, par value $0.01 per share, outstanding as of June 18, 2008.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of January 16, 2009 was approximately $2,259,532.66 based upon the closing price of $0.07 of the Registrant’s Common Stock on the NYSE Alternext US, as of January 15, 2009.  (For purposes of determining this amount, only directors, executive officers, and, based on Schedule 13(d) filings as of January 16, 2009, 10% or greater stockholders and their respective affiliates have been deemed affiliates).

Registrant had 34,574,473 shares of common stock, par value $0.01 per share, outstanding as of January 16, 2009.

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

This Annual Report on Form 10-K and the documents incorporated herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan”, “intend”, “may,” “will,” “expect,” “believe”, “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Any reference to “Elite”, the “Company”, “we”, “us”, “our” or the “Registrant” means Elite Pharmaceuticals Inc. and its subsidiaries.

i

EXPLANATORY NOTE

     The purpose of this Amendment No. 1 on Form 10-K/A (this “Amendment”) is to (a) include certain information regarding changes in internal control over financial reporting under Item 9AT, and (b) provide certain additional information under Item 9B, which was not included in the original Form 10-K for the fiscal year ended March 31, 2008 filed by Elite Pharmaceuticals, Inc., a Delaware corporation (the “Registrant”), with the United States Securities and Exchange Commission (the “SEC”) on June 27, 2008 (the "Original Filing").

     In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment amends and restates in its entirety Item 9AT and Item 9B of the Original Filing and contains new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. This Amendment contains only the sections of and exhibits to the Original Filing which are being amended and restated, and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company's other filings, if any, made with the United States Securities and Exchange Commission subsequent to the date of the Original Filing, including any amendments to those filings, if any.

ITEM 9AT.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

     Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or fraudulent actions. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting at March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the

Treadway Commission in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2008, our internal control over financial reporting was effective.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

     There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

     Subsequent to the date of the Original Filing and as previously disclosed on the Forms 8-K filed by the Registrant with the SEC on October 21, 2008 and November 6, 2008, the Audit Committee of the Registrant’s Board of Directors (the “Audit Committee”) became aware of certain reimbursements of expenses that were made by the Registrant to Bernard J. Berk, the then-President, Chief Executive Officer and Chairman of the Registrant’s Board of Directors, without the prior receipt by the Registrant from Mr. Berk of adequate substantiation of such expenses. The Audit Committee took action to investigate such reimbursement and review the Registrant’s internal controls to determine how such reimbursements occurred. On November 6, 2008, Mr. Berk resigned as the Registrant’s President and Chief Executive Officer and also voluntarily resigned as the Chairman of the Board and as a member thereof, and the Registrant appointed Chris Dick as its Acting Chief Executive Officer and Jerry I. Treppel, a member of the Registrant’s Board of Directors, as the Chairman thereof.

     As a result of the matters involving Mr. Berk described above, the Registrant disclosed on the Form 10-Q for the quarterly period ending September 30, 2008 filed with the SEC on November 14, 2008 (the “Form 10-Q”), that its disclosure controls and procedures as of September 30, 2008 had deficiencies that caused the Registrant’s controls and procedures to be ineffective, particularly with respect to its expense reimbursement procedures.

     The Registrant has taken various remedial measures to correct deficiencies in its internal controls and prevent the Registrant’s reimbursement of unsubstantiated expenses in the future, including the following:

  The Audit Committee directed Mr. Berk to promptly deliver to the Registrant expense reports that substantiate the basis for each expense that was reimbursed to Mr. Berk, including the valid business purpose therefor. The Audit Committee received expense reports for the reimbursed expenses and reviewed such reports to determine which of the expenses had a valid business purpose.

  At the direction of the Audit Committee, the Registrant’s Chief Financial Officer implemented check writing restrictions to the Registrant’s bank accounts that require the signatures of each of the Registrant’s Acting Chief Executive Officer and its Chief Financial Officer for all payments (including expense reimbursements) over $5,000.

  The Registrant commenced a review of its internal control and compliance policies and procedures, including (1) reviewing, expanding, and formalizing its policies related to all potential advances and/or extensions of credit to employees, executive officers and directors, including, without limitation, with respect to the use of the Registrant’s credit cards, and advances of any other kind; and (2) enhancing its training of employees, executive officers and directors regarding compliance with the letter and the spirit of the Registrant’s Code of Ethics.

  The Registrant has engaged Rosen Seymour Shapss Martin & Company, LLP (“RSSM”), the Registrant’s registered public accounting firm, to evaluate the accounting procedures and related internal controls over expenditures.

     The following disclosure would have otherwise been made on Form 8-K under the heading “Item 8.01 – Other Events.”

     The Registrant has engaged the Registrant’s independent auditors to conduct a review of the Registrant’s internal control over financial reporting and anticipates completing its review by January 23, 2009. To date, nothing has come to their attention to indicate that the control currently in place is not effective.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)     The following documents are filed as part of this Annual Report on Form 10-K/A:

Exhibit
No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

________________________
* Filed herewith.

** As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K/A and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Elite Pharmaceuticals, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

By:	/s/ Chris Dick
Chris Dick
Chief Operating Officer and Acting Chief Executive Officer

Dated: January 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Operating Officer,
	Acting Chief Executive Officer	January 16, 2009
Director
/s/ Chris Dick	(Principal Executive
Officer)
Chris Dick

/s/ Mark Gittelman	Chief Financial Officer	January 16, 2009
and Treasurer (Principal
Mark I. Gittelman	Financial and Accounting
Officer)