Form 10-Q/A
period 2008-12-31
ELITE PHARMACEUTICALS INC /DE/
filed 2009-03-02
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.01 par value, as of February 13, 2009: 59,815,891 (exclusive of 100,000 shares held in treasury).

EXPLANATORY NOTE

     This amendment to Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, filed by Elite Pharmaceuticals, Inc., a Delaware corporation (the “Registrant”), with the United States Securities and Exchange Commission (the “Commission”) on February 17, 2009 (the “Quarterly Report”), is filed for the sole purpose of indicating the number of outstanding shares of the Registrant’s common stock, $0.01 par value, on the facing sheet, which was inadvertently omitted as the result of clerical error. The Registrant hereby amends the facing sheet of the Quarterly Report to indicate that the number of shares outstanding of the Registrant’s common stock, $0.01 par value, as of February 13, 2009, was 59,815,891 (exclusive of 100,000 shares held in treasury).

      In addition, pursuant to the rules of the Commission, Item 6 of Part II of the original Quarterly Report is hereby amended to contain currently dated certifications from the Registrant’s Chief Operating Officer and Acting Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Registrant’s Chief Operating Officer and Acting Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

     Except for the foregoing, this amendment does not amend the Quarterly Report in any way and does not modify or update any disclosures contained in the Quarterly Report, which continues to speak as of the original date of the Quarterly Report.

PART II.      OTHER INFORMATION

     The exhibits listed in the index below are filed as part of this amendment.

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

ELITE PHARMACEUTICALS, INC.

Date:	March 2, 2009	By:	/s/ Chris Dick
Chris Dick
Chief Operating Officer and Acting Chief Executive Officer
(Principal Executive Officer)

Date:	March 2, 2009	By:	/s/ Mark I. Gittelman
Mark I. Gittelman
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)