Form 10-Q
period 2009-06-30
ELITE PHARMACEUTICALS INC /DE/
filed 2009-08-19
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

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

Large Accelerated filer   ☐ Accelerated Filer   ☐ Non-Accelerated Filer   ☐ Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the common stock, $.01 par value, as of June 30, 2009: [70,048,723] (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

CURRENT ASSETS
Cash and cash equivalents	$763,117	$282,578
Accounts receivable	—	1,177
Inventories (net of reserve of 494,425 and nil, respectively)	1,438,943	1,703,766
Prepaid expenses and other current assets	143,509	331,622

Total current assets	2,345,569	2,319,143

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	4,455,374	4,575,487

INTANGIBLE ASSETS – net of accumulated amortization	25,860	27,743

OTHER ASSETS
Accrued interest receivable	9,916	8,539
Deposit on equipment	—	14,073
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposits	13,488	13,488
Restricted cash – debt service for EDA bonds	364,351	327,435
EDA Bond offering costs, net of accumulated amortization of $53,080 and $49,534, for June and March, respectively	301,372	304,918

Total other assets	4,018,448	3,997,775

TOTAL ASSETS	$10,845,252	$10,920,148

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
CURRENT LIABILITIES
Current portion of EDA Bonds	$210,000	$210,000
Short term loans and current portion of long-term debt	78,124	10,788
Accounts payable and accrued expenses	1,055,521	981,058
Preferred share derivative interest payable	335,460	—
Dividends payable	—	358,621

Total Current Liabilities	1,679,105	1,560,467

LONG TERM LIABILITIES
EDA bonds – net of current portion	3,385,000	3,385,000
Long-term debt, less current portion	28,672	31,600
Derivative Liability – Preferred Shares	4,841,305	—
Derivative Liability – Warrants	4,502,436	—

Total Long-Term Liabilities	12,757,413	3,416,600

Total Liabilities	14,436,518	4,977,067

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock - $0.01 par value;
Authorized 4,483,442 shares (originally 5,000,000 shares of which 516,558 shares of Series A Convertible Preferred Stock were retired) and 0 shares outstanding as of March 31, 2009 and June 30, 2009, respectively	—	—

Authorized 10,000 Series B convertible Preferred Stock – issued and outstanding 896 and 1,046 shares, respectively – Reclassified as a liability as of 4/1/09	—	11

Authorized 20,000 Series C convertible Preferred Stock – issued and outstanding 5,418 and 1,3705 shares, respectively – Reclassified as a liability as of 4/1/09	—	137

Authorized 30,000 Series D convertible Preferred Stock – issued and outstanding 5,418 and 1,3705 shares, respectively – Reclassified as a liability as of 4/1/09	—	91

Common Stock - $0.01 par value;
Authorized 210,000,000 shares as of June 30, 2009 and March 31, 2009 Issued and outstanding – 70,048,723 shares and 60,839,374 shares, respectively	700,487	608,394

Subscription receivable	(75,000)	(75,000)

Additional paid-in capital	88,855,849	95,718,082

Accumulated deficit	(92,765,761)	(90,001,793)

Treasury stock, at cost (100,000 shares)	(306,841)	(306,841)

Total Stockholders’ (Deficit) Equity	(3,591,266)	5,493,081

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$10,845,252	$10,920,148

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30,

	2009	2008

	(Unaudited)	(Unaudited)
REVENUES
Manufacturing Fees	$665,064	$688,287
Royalties	148,811	88,391

Total Revenues	813,875	776,678

Costs of Revenues	550,014	601,925
Inventory Adjustment	311,986	—

Gross (loss) Profit	(48,125)	174,753

COST OF OPERATIONS:
Research and development	251,092	1,346,979
General and administrative	396,537	629,167
Depreciation and amortization	125,542	130,257

Total Cost of Operations	773,171	2,106,403

LOSS FROM OPERATIONS	(821,296)	(1,931,650)

OTHER INCOME (EXPENSES):
Interest income	2,008	21,783
Interest expense	(71,987)	(65,200)
Non-cash compensation through issuance of stock options and warrants	(55,363)	(306,549)
Change in fair value of outstanding warrant derivatives	154,326	—
Change in fair value of preferred share derivatives	2,561,527
Interest expense attributable to dividends accrued to preferred share derivative liabilities	(359,021)	—
Discount in Series E issuance attributable to beneficial conversion features	(258,700)	—

Total Other Income / (Expense)	1,972,790	(349,966)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,151,494	(2,281,616)

Provision for Income Taxes	—	3,120

NET INCOME (LOSS)	1,151,494	$(2,284,736)

Preferred Stock Dividends	—	(553,907)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,151,494	$(2,838,643)

NET INCOME (LOSS) PER SHARE

BASIC	$0.02	$(.12)

DILUTED	$0.01	$(.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	66,240,476	23,307,241

DILUTED	128,304,240	23,307,241

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock				Treasury Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscription Receivable	Additional Paid in Capital	Shares	Amount	Accumulated Deficit	Stockholders Equity

Balance at March 31, 2009	1,046	$11	13,705	$137	9,154	$91	60,839,374	$608,394	$(75,000)	$95,718,082	(100,000)	$(306,841)	$(90,001,793)	$5,943,081

Cumulative effect of reclassification of preferred stock and warrants under EITF 07-5		(11)		(137)		(91)				(7,143,892)			(3,915,462)	(11,059,593)

Proceeds received in exchange for beneficial conversion features embedded in Series E preferred shares										258,700				258,700

Conversion of Series B, Series C and Series D preferred shares into common	(150)		(8,287)		(110)		5,203,009	52,030						52,030

Costs associated with raising capital										(351,362)				(351,362)

Non-cash compensation through Issuance of stock options and warrants										55,363				55,363

Net Income for the three months ended June 30, 2009													1,151,494	1,151,494

Dividends							4,006,339	40,063		318,958				359,021

Balance at June 30, 2009	896	—	5,418	—	9,044	—	70,048,722	$700,487	$(75,000)	$88,855,849	(100,000)	$(306,841)	$(92,765,761)	$(3,591,266)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JUNE 30,

	2009	2008

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,151,494	$(2,284,736)
Adjustments to reconcile income (loss) to cash used in operating activities:
Depreciation and amortization	125,542	130,257
Inventory Adjustment	311,986	—
Change in fair value of warrant derivative liability	(154,326)	—
Change in fair value of preferred shares derivative liability	(2,561,527)	—
Discount in Series E issuance attributable to embedded beneficial conversion feature	258,700	—
Preferred shares derivative interest accrued	359,021	—
Non-cash compensation satisfied by issuance of common stock, options and warrants	55,363	306,549
Changes in assets and liabilities:
Accounts and interest receivable	1,177	(154,382)
Inventories	(47,163)	221,480
Prepaid expenses and other current assets	(9,378)	(5,301)
Accrued Interest Receivable	(1,377)	(948)
Deposit on Equipment	14,073	—
Accounts payable, accrued expenses and other current liabilities	16,798	(100,620)

NET CASH USED IN OPERATING ACTIVITIES	(479,617)	(1,887,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(61,071)
Deposits to restricted cash	(36,916)	(1,613)

NET CASH USED IN INVESTING ACTIVITIES	(36,916)	(62,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(63,255)
Proceeds from issuance of Series E Preferred Stock and Warrants	1,000,000	—
Payment of long-term debt	(2,928)	(2,384)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	997,072	(65,639)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$480,539	$(2,016,024)

CASH AND CASH EQUIVALENTS – beginning of period	282,578	3,702,615

CASH AND CASH EQUIVALENTS – end of period	$763,117	$1,686,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$11,597	$1,156
Cash paid for income taxes	—	3,120

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Preferred stock dividends of $359,021 and $490,652 paid by issuance of 4,006,339 and 998,639 shares of common stock in 2009 and 2008, respectively.	—	—
Accrued dividends	—	63,255
Accrued dividends on preferred share derivatives recorded as accrued interest	335,460
Consulting services paid by issuance of 125,000 shares of common stock in 2008	—	101,250

The accompanying notes are an integral part of the consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

NOTE 1 -	BASIS OF PRESENTATION

The information in this Form 10-Q Report includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the “Registrant”) including its wholly-owned subsidiaries, Elite Laboratories, Inc. (“Elite Labs”) and Elite Research, Inc. (“ERI”) for the three months ended June 30, 2009 and 2008. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted for interim financial statement presentation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows of the Registrant for the periods presented have been included.

The financial results for the interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009. With the exception of the Registrant adopting the requirements of EITF 07-5 with regards to the accounting for warrants and convertible instruments with anti-dilutive properties, there have been no changes in significant accounting policies since March 31, 2009. Please refer to Note 2 of the financial statements in this report for a description of the change in accounting policy related to the adoption of the requirements of EITF 07-5.

The Registrant does not anticipate being profitable for fiscal year ending March 31, 2010; therefore a current provision for income tax was not established for the three months ended June 30, 2009. Only the minimum liability required for state corporation taxes is reflected.

The accompanying unaudited condensed consolidated financial statements were prepared on the assumption that the Registrant will continue as a going concern. The Registrant continues to generate losses and negative cash flow from operations and does not anticipate being profitable for fiscal year 2010. Therefore Elite continues to require additional financing to ensure that we will be able to meet our expenditures to develop and commercialize our products. As of June 30, 2009, we had cash and cash equivalents of $763,117. We believe that our existing cash and cash equivalents plus revenues from sale of our Lodrane 24® and Lodrane 24D® products will be sufficient to fund our anticipated operating expenses and capital requirements through October 2009. We will require additional funding in order to continue to operate thereafter. If the second and third closings of the transactions contemplated by the Epic Strategic Alliance Agreement are not closed on a timely basis, or if another financing or strategic alternative providing sufficient resources to allow us to continue operations is not consummated upon exhaustion of our current capital, we will be required to cease operations and liquidate our assets. No assurance can be given that we will be able to consummate the second and third closings under the Epic Strategic Alliance Agreement on a timely basis, or consummate such other financing or strategic alternative in the time necessary to avoid the cessation of our operations and liquidation of our assets. Moreover, even if we consummate the second and third closings under the Epic Strategic Alliance Agreement, or such other financing or strategic alternative, we may be required to seek additional capital in the future and there can be no assurances that the Registrant will be able to obtain such additional capital on favorable terms, if at all.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

NOTE 2 -	CHANGE IN ACCOUNTING PRINCIPAL AND DERIVATIVE LIABILITIES

The following discussion of derivative liabilities consists of the following sections:

	•	Overview of Derivative Liability accounting

	•	Preferred Stock Derivative Liabilities

	•	Warrant Derivative Liabilities

	•	Beneficial Conversion Feature of Series E Preferred Stock

	•	Summary of effects of derivatives on the financial statements

In June 2008, the FASB finalized Emerging Issues Task Force (“EITF”) 07-5, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”, effective for fiscal years beginning after December 15, 2008. Under EITF 07-5, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion features within, and the detachable warrants issued with the Registrant’s Series B, Series C, Series D and Series E preferred stock, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Registrant issues securities at lower prices in the future. The Registrant was required to include the reset provisions in order to protect the preferred share and warrant holders from potential dilution associated with future financings. In accordance with EITF 07-5, the preferred shares and warrants were recognized as a derivative instrument and have been re-characterized as derivative liabilities at their fair value. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period, with the change in value reported in the statement of operations. EITF 07-5 requires that the cumulative effect of this change in accounting principal, for all periods prior the period of implementation, be recognized as an adjustment in the opening balance of retained earnings/(accumulated deficit)

In addition, the Series E Preferred shares included an option, exercisable from the issuance date, to convert to common shares at a price which was below the share price on the date of issuance. The excess of value based on the share price over the cost of shares, based on the option price represents a beneficial conversion feature existing on the issue date. In accordance with EITF 98-5, the beneficial conversion feature was valued separately at issuance and allocated to additional paid in capital. As the options which comprise the beneficial conversion feature were exercisable when issued, a discount resulting from and in the full amount of the beneficial conversion feature was recorded at the time of issuance.

Preferred Stock Derivative Liabilities

The portion of derivative liabilities related to the Series B, Series C, Series D and Series E preferred shares was valued at the market value of the underlying common shares, into which the preferred shares may be converted. Such valuation as of the beginning and end of the period is summarized as follows:

PREFERRED STOCK DERIVATIVE LIABILITY AS OF APRIL 1, 2009

	Series B	Series C	Series D	Series E	Total

Preferred shares Outstanding	1,046	13,705	9,154	—	23,905

Underlying common shares into which Preferred may convert	670,230	8,512,422	45,772,205	—	54,954,857

Closing price on valuation date	$0.13	$0.13	$0.13	$0.13	$0.13

Preferred stock derivative liability at April 1, 2009	$87,130	$1,106,615	$5,950,386	$—	$7,144,131

As of April 1, 2009, the total preferred stock derivative liability was $7,144,131. This amount represents the cumulative effect of the change in accounting principal for all periods prior to April 1, 2009 and as per the requirements of EITF 07-5, is recognized as an adjustment in the opening accumulated deficit balance.

PREFERRED STOCK DERIVATIVE LIABILITY AS OF JUNE 30, 2009

	Series B	Series C	Series D	Series E	Total

Preferred shares Outstanding	896	5,418	9,044	1,000	16,358

Underlying common shares into which Preferred may convert	574,076	3,365,217	45,222,205	20,000,000	69,161,498

Closing price on valuation date	$0.07	$0.07	$0.07	$0.07	$0.07

Preferred stock derivative liability at June 30, 2009	$40,185	$235,565	$3,165,555	$1,400,000	$4,841,305

Series E liability at issue date (related to beneficial conversion option)				258,700	258,700

Change in preferred stock derivative liability for the three months ended June 30, 2009	$(46,945)	$(871,050)	$(2,784,832)	$1,141,300	$(2,561,527)

The decrease of $2,561,527 in value of the preferred stock derivative liability occurring during the three months ended June 30, 2009 is included in the amount reported in the “Other Income / (Expense)” section of the statement of operations, in accordance with FAS 133.

Warrant Derivative Liabilities

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	April 1, 2009	June 30, 2009

Risk-Free interest rate	2%	2%
Expected volatility	118% - 137%	116% - 153%
Expected life (in years)	3.2 – 5.2	3.0 – 7.0
Expected dividend yield	—	—
Number of warrants	45,469,740	85,469,740

Fair value – Warrant Derivative Liability	$3,915,462	$4,502,436

Derivative warrant liability recorded at issue date of Series E Preferred Shares		741,300

Change in Warrant Derivative Liability for the three months ended June 30, 2009		$(154,326)

The risk free interest rate was based on rates established by the Federal Reserve. The expected volatility was based on the historical volatility of the Registrant’s share price for periods equal to the expected life of the outstanding warrants at each valuation date. The expected dividend rate was based on the fact that the Registrant has not historically paid dividends on common stock and does not expect to pay dividends on common stock in the future.

The warrant derivative liability as of April 1, 2009 was $3,915,462. This amount represents the cumulative effect of the change in accounting principal for all periods prior to April 1, 2009 and as per the requirements of EITF 07-5, is recognized as an adjustment in the opening accumulated deficit balance.

The decrease of $154,326 in value of the warrant derivative liability occurring during the three months ended June 30, 2009 is reported in the “Other Income (Expenses)” section of the statement of operations, in accordance with FAS 133.

Beneficial Conversion Features of Series E Preferred Shares

The Series E Preferred shares included an option, exercisable from the issuance date, to convert to common shares at a price of $0.05 per share. The share price on the date of issuance was $0.09. The difference of $0.04 between the share price and option price represents a beneficial conversion feature existing on the issue date.

In accordance with EITF 98-5, the beneficial conversion feature was valued separately and allocated to additional paid in capital. The valuation of the beneficial conversion feature was valued at $258,700, calculated using the relative fair value method, as required by FAS 14, allocating the proceeds of $1 million from issuance of the Series E Preferred shares to the conversion option and detachable warrants included with such issuance as follows:

Allocation % attributable to the Preferred shares conversion option

Proceeds from issuance of Series E preferred shares	$1,000,000
Value of warrants issued with Series E preferred shares (see below for a description of the method of valuation)	2,865,486
Total of proceeds plus warrants	3,865,486
Allocation % attributable to Preferred Shares conversion option (quotient of the proceeds divided by the proceeds plus warrants)	25.9%
Amount of proceeds attributed to conversion option	$258,700

Gross value of beneficial conversion feature

Share price as of issue date	$0.09
Conversion option price	$0.05
Beneficial conversion feature per share	$0.04
Number of common shares	20,000,000
Gross value of beneficial conversion feature	$800,000

Beneficial conversion option recorded (lesser of the gross value or the amount of proceeds attributed to the conversion option)	$258,700

The warrants issued with the Series E Preferred shares were valued using the Black Scholes option valuation model, with the following assumptions:

Risk-free interest rate	2%
Expected volatility	115.2%
Expected life (in years)	7
Number of warrants	40 million
Fair value	$2,865,486

EITF 98-5 requires that a beneficial conversion option be recognized as a discount and amortized from the date of issuance to the earliest conversion date. As the conversion options were exercisable on their issue date, the full value assigned to the conversion option was charged to interest expense.

Summary of effects of derivatives on the financial statements

	Derivative Liabilities	Accumulated Deficit and Paid-in Capital	Other Income/ (Expense)

Cumulative effect of change in accounting principle
-Preferred Stock Derivative Liability	$7,144,131	$(7,144,131)	$—

Cumulative effect of change in accounting principle
- Warrant Derivative Liability	3,915,462	(3,915,462)

Beneficial conversion feature of Series E		258,700

Warrants issued with Series E	741,300

Amortization of beneficial conversion of Series E as interest expense	258,700		(258,700)

Change in value of preferred stock derivative liability	(2,561,527)		2,561,527

Change in value of warrants derivative liability	(154,326)		154,326

Net Effect of Derivatives	$9,343,740	$(10,800,893)	$2,457,153

NOTE 3 -	INVENTORIES

Inventories are recorded at the lower of cost or market. As of June 30, 2009 the Company established an inventory valuation reserve totaling $494,425 resulting in a charge to Operations of $311,986

NOTE 4 -	DIVIDENDS PAYABLE

Dividends payable as of June 30, 2009 consisted of $299,460 in dividends earned and accrued during the quarter ended June 30, 2009 plus $18,000 in dividends earned during the quarter ended December 31, 2008, but not previously paid, plus $18,000 in dividends earned during the quarter ended March 31, 2009, but not previously paid. The dividends relating to the quarter ended June 30, 2009 were paid via the issuance of 4,236,856 shares of common stock in July 2009. The Registrant expects to also pay the dividends relating to the quarters ended December 31, 2008 and March 31, 2009 via the issuance of common shares and is in the process of executing the necessary waivers to do so. The Registrant expects to have such required waivers executed subsequent to the filing of this Report.

NOTE 5 -	NJEDA BONDS

On September 2, 1999, the Company completed the issuance of tax exempt bonds by the New Jersey Economic Development Authority (“NJEDA” or the”Authority”). The aggregate proceeds from the issuance of the fifteen year term bonds was $3,000,000. Interest on the bonds accrues at 7.75% per annum. A portion of the proceeds were used by the Company to refinance its land and building, and the remaining proceeds were intended to be used for the purchase of manufacturing equipment and building improvements. On August 31, 2005, the Company successfully completed a refinancing of the 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a $415,500 Debt Service Reserve Fund consisting of $366,000 from the Series A Notes proceeds and $49,500 from the Series B Notes proceeds. The Debt Service Reserve is maintained in restricted cash accounts that are classified in Other Assets. $1,274,311 of the proceeds had been deposited in a short-term restricted cash account to fund the purchase of manufacturing equipment and development of the Company’s facility. As of June 30, 2009, all of these proceeds were utilized to upgrade the Company’s manufacturing facilities and for the purchase of manufacturing and laboratory equipment. Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond financing costs amounted to $3,546 and $3,546 for the years three months ended June 30, 2009 and 2008, respectively.

NOTE 6 -	STOCKHOLDERS’ EQUITY

The adoption of EITF 07-5 resulted in a cumulative effect adjustment of $11,059,593 to the opening balance in the accumulated deficit account. This amount represents the cumulative effect on equity of the reclassification of the Series B, Series C, and Series D preferred shares and the outstanding warrants as derivative liabilities, pursuant to the requirements of EITF 07-5.

Please refer to Note 2 for a discussion of the change in accounting principle and derivative liabilities.

Options

At June 30, 2009, the Registrant had 2,879,900 options outstanding with exercise prices ranging from $1.08 to $3.00 per share; each option representing the right to purchase one share of Common Stock.

NOTE 7 -	PER SHARE INFORMATION

In accordance with SFAS No. 128, “Earnings per Share”, basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net (loss) income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic and Diluted EPS, if such Diluted EPS is not anti-dilutive, on the face of Company’s Consolidated Condensed Statements of Operations. Common stock equivalents totaling 48,141,640 and 26,818,934 shares were excluded from the computation of Diluted EPS for the three months ended June 30, 2009 and 2008, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets for the computation of basic and diluted per share information:

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008

Numerator
Net Income (loss) attributable to common shareholders	$1,151,494	$(2,838,643)

Denominator
Weighted-average shares of common stock outstanding	66,240,476	23,307,241
Dilutive effect of stock options, warrants and convertible securities	62,063,764	—

Weighted-average shares of common stock outstanding, assuming dilution	128,304,240	23,307,241

Net (loss) income per share
Basic	$0.02	$(0.12)
Diluted	$0.01	$(0.12)

NOTE 8 -	COMMITMENTS AND CONTINGENCIES

Consulting Agreement

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

NOTE 10 -	SUBSEQUENT EVENTS

The Registrant has evaluated subsequent events from the balance sheet date through August 19, 2009, the date the accompanying financial statements were issued. The following is a material subsequent event:

Dividends accrued during the quarter ended June 30, 2009 were paid during July 2009 through the issuance of 4,236,856 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO THE
THREE MONTH PERIOD ENDED JUNE 30, 2008
(UNAUDITED)

The following discussion and analysis should be read with the financial statements and accompanying notes, included elsewhere in this Form 10-Q and in the Annual Report. It is intended to assist the reader in understanding and evaluating our financial position.

This Quarterly Report on Form 10-Q and the documents incorporated herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Form 10-Q, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan”, “intend”, “may,” “will,” “expect,” “believe”, “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Any reference to “Elite”, the “Company”, “we”, “us”, “our” or the “Registrant” refers to Elite Pharmaceuticals Inc. and its subsidiaries.

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

Elite has two products, Lodrane 24® and Lodrane 24D®, currently being sold commercially, and a pipeline of five additional drug candidates under active development in the therapeutic areas that include pain management, gastro-intestinal and infection. Of the products under development, ELI-216, a once-a-day, abuse deterrent oxycodone product, and ELI-154, a once-a-day oxycodone product, are in clinical trials and Elite has completed pilot studies on two of Elite’s other generic product candidates. Elite has also submitted an ANDA with Elite’s co-development partner, The PharmaNetwork, for a pain management generic product. The addressable market for the pipeline of products is approximately $6 billion. Elite’s facility in Northvale, New Jersey is a Good Manufacturing Practice (“GMP”) and DEA registered facility for research, development and manufacturing.

 In January 2006, the FDA accepted Elite’s Investigational New Drug Application (an “IND”) for ELI-154, Elite’s once-a-day oxycodone painkiller. Elite has completed two pharmacokinetic studies to evaluate ELI-154’s controlled-release formulation, of which the most recent study was completed in 2006. Elite is currently scaling up the product and it will begin its Phase III studies for this product upon the completion of a joint development and distribution agreement. Currently there is no once-daily oxycodone available commercially.

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

Strategy

Elite is focusing its efforts on the following areas: (i) development of Elite’s pain management products, (ii) manufacturing of Lodrane 24(R) and Lodrane 24D(R) products; (iii) the development of the other products in Elite’s pipeline; (iv) development of the eight products with pursuant to the Epic Strategic Alliance Agreement and (v) commercial exploitation of Elite’s products either by license and the collection of royalties, or through the manufacture of Elite’s formulations, and (vi) development of new products and the expansion of Elite’s licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

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

Epic Strategic Alliance Agreement

On March 18, 2009, Elite entered into the Epic Strategic Alliance Agreement (amended on April 30, 2009, June 1, 2009 and July 28, 2009), pursuant to which Elite commenced a strategic relationship with Epic, a pharmaceutical company that operates a business synergistic to that of Elite in the research and development, manufacturing, sales and marketing of oral immediate and controlled-release drug products.

Use of Facility and Joint Development of Drug Products

Pursuant to the Epic Strategic Alliance Agreement, on June 3, 2009 (the “Initial Closing Date”), Elite and Epic conducted the initial closing (the “Initial Closing”) of the transactions contemplated by the Epic Strategic Alliance Agreement, and Epic and its employees and consultants commenced use of a portion of Elite’s facility located at 165 Ludlow Avenue, Northvale, New Jersey (the “Facility”), for the purpose of developing new generic drug products, all at Epic’s sole cost and expense for a period of at least three years (the “Initial Term”), unless sooner terminated or extended pursuant to the Epic Strategic Alliance Agreement or by mutual agreement of Elite and Epic (the Initial Term, as shortened or extended, the “Term”). In addition to the use of the Facility, Epic will use Elite’s machinery, equipment, systems, instruments and tools residing at the Facility (collectively the “Personal Property”) in connection with its joint drug development project at the Facility. Under the Epic Strategic Alliance Agreement, Epic has the right, exercisable in its sole discretion, to extend the Initial Term for two periods of one year each by giving written notice to Elite of such extension within ninety days of the end of the Initial Term or any extension thereof. Any such extension will be on the same terms and conditions contained in the Epic Strategic Alliance Agreement. Elite will be responsible for (and Epic will have no responsibility for) any maintenance, services, repairs and replacements in, to or of the Facility and the Personal Property, unless any such maintenance, service, repair or replacement is required as a result of the negligence or misconduct of Epic’s employees or representatives, in which case Epic will be responsible for the costs and expenses associated therewith.

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

Infusion of Additional Capital Necessary for Product Development

At the Initial Closing, which occurred on June 3, 2009, in order to fund the continued development of Elite’s drug products, Elite issued and sold to the Purchaser, in a private placement, pursuant to an exemption from registration under Section 4(2) of the Securities Act, 1,000 shares of its Series E Convertible Preferred Stock, par value $0.01 per share (the “Series E Preferred Stock”), at a price of $1,000 per share, each share convertible, at $0.05 per share (the “Conversion Price”), into 20,000 shares of Common Stock, par value $0.01 per share (the “Common Stock”). The Conversion Price is subject to adjustment for certain events, including, without limitation, dividends, stock splits, combinations and the like. The Conversion Price is also subject to adjustment for (a) the sale of Common Stock or securities convertible into or exercisable for Common Stock, for which the Purchaser’s consent was not required under the Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock, at a price less than the then applicable Conversion Price, (b) the issuance of Common Stock in lieu of cash in satisfaction of Elite’s dividend obligations on outstanding shares of its Series B 8% Convertible Preferred Stock, par value $0.01 per share, Series C 8% Convertible Preferred Stock, par value $0.01 per share, and/or Series D 8% Convertible Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), and (c) the issuance of Common Stock as a result of any holder of Series D Preferred Stock exercising its right to require Elite to redeem all of such holder’s shares of Series D Preferred Stock pursuant to the terms thereof. The Purchaser also acquired a warrant to purchase 20,000,000 shares of Common Stock (the “Initial Warrant”), exercisable on or prior to June 3, 2016, at a per share exercise price of $0.0625 (the “Exercise Price”), subject to adjustments for certain events, including, but not limited to, dividends, stock splits, combinations and the like. The Exercise Price of the Initial Warrant will also be subject to adjustment for the sale of Common Stock or securities convertible into Common Stock, for which the Purchaser’s consent was not required under the Alliance Agreement, at a price less than the then applicable Exercise Price of the Initial Warrant. The Purchaser paid an aggregate purchase price of $1,000,000 for the shares of Series E Preferred Stock and the Initial Warrant issued and sold by Elite to the Purchaser at the Initial Closing, of which $250,000 was received by Elite, in the form of a cash deposit, on April 30, 2009, pursuant to the First Amendment. The remaining $750,000 of such aggregate purchase price was paid to Elite by the Purchaser at the Initial Closing.

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

For information regarding composition of the Board and voting rights in connection with Epic Strategic Alliance Agreement, refer to the “Risk Factors” under Item 1A, above, which are incorporated herein by reference.

Appointment of Chief Financial Officer, Secretary and Treasurer

On July 1, 2009, Elite appointed Carter J. Ward as its Chief Financial Officer, replacing Mark I. Gittelman, who served as the Elite’s Chief Financial Officer through the same date.

In connection with the appointment of Mr. Ward as Chief Financial Officer of the Registrant, Mr. Ward and the Registrant entered into a letter agreement (the “Employment Letter”). As previously disclosed in the Form 8-K filed by Elite on July 8, 2009, Mr. Ward became an at-will employee of the Registrant as its Chief Financial Officer. Mr. Ward will dedicate at least two business days per week toward fulfilling his responsibilities as Chief Financial Officer and he will receive an annual base salary of $60,000, payable in accordance with the Registrant’s payroll practices. In recognition of Mr. Ward’s part-time commitment to the Registrant, the Registrant has acknowledged that Mr. Ward will dedicate the remaining three business days per week to the performance of his services to Epic Pharma, LLC (“Epic”), the Registrant’s strategic partner, and its affiliates. Pursuant to the Employment Letter, Mr. Ward agrees to not knowingly undertake or engage in any employment, occupation or business enterprise that is, directly or indirectly, adverse to the interest of the Registrant.

In addition, pursuant to the Employment Letter, Mr. Ward may become eligible for cash and/or equity based awards that may be granted by the Registrant in the future, with any such awards to be granted in the discretion of the Registrant and its Chief Executive Officer. Mr. Ward will be entitled to the same benefits generally offered to other employees of Elite, subject to applicable eligibility requirements.

The Registrant and Mr. Ward also entered into the Registrant’s standard Employee Proprietary Information and Non-Solicitation Agreement that the Registrant requires its employees to execute in connection with their employment with the Registrant.

Since June 2009, Mr. Ward has been engaged by Epic as a consultant and the services provided by Mr. Ward to Epic pursuant to such engagement include, but are not limited to, consulting on matters relating to the finances, business development and operations of Epic. Prior to joining the Registrant, from July 2005 to April 2009, Mr. Ward filled multiple finance and supply chain leadership roles with Actavis Group and its U.S. subsidiary Amide Pharmaceuticals. From September 2004 to June 2005, Mr. Ward was a consultant, mainly engaged in improving internal controls and supporting Sarbanes-Oxley compliance of Centennial Communications Inc., a NASDAQ-listed wireless communications provider. From 1999 to September 2004, Mr. Ward was the Chief Financial Officer for Positive Healthcare/Ceejay Healthcare, a U.S.-Indian joint venture engaged in the manufacture and distribution of generic pharmaceuticals and nutraceuticals in India. Mr. Ward began his career as a certified public accountant in the audit department of KPMG and is a certified public accountant. Mr. Ward holds a B.S. in Accounting from Long Island University, Brooklyn, NY, from where he graduated summa cum laude.

Effective as of July 1, 2009, Mr. Ward replaced Mr. Gittelman as the Registrant’s Chief Financial Officer. Effective as of August 13, 2009, Mr. Ward was appointed as the Registrant’s Secretary and Treasurer. Mr. Gittelman ceased providing services to the Registrant in such capacities as of July 1, 2009.

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

Results of Consolidated Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The Registrant’s revenues for the three months ended June 30, 2009 were $813,875 an increase of $37,197 or approximately 5% over revenues for the comparable period of the prior year, and consisted of $665,064 in manufacturing fees and $148,811 in royalty fees. Revenues for the three months ended June 30, 2008, consisted of $688,287 in manufacturing fees and $88,391 in royalty fees. Manufacturing fees decreased by approximately 3% due to fluctuations in the number and timing of batches shipped each quarter because of seasonality of sales, and management of higher inventory levels in the market resulting from increased production in the quarters preceding this quarter. Royalties increased by approximately 68% due to growth of product sales.

Research and development costs for the three months ended June 30, 2009, were $251,092, a decrease of $1,095,887 or approximately 81% from $1,346,979 of such costs for the comparable period of the prior year. Decreases were attributed to decreases in salaries and wages, consulting fees associated with the development of products and lower active pharmaceutical ingredient (“API”) costs for product development. To conserve cash, the Registrant has reduced its number of employees from 43 employees in June 2008, to 12 employees as of June 30, 2009. The reduction in force was implemented during the last two quarters, with cost savings beginning in this quarter. Research and development costs are expected to increase, however, in future periods, once Phase III and other clinical trials for ELI-216 are initiated. Additional funding is required for such research and development costs. Elite is currently scaling up the product and it will begin its Phase III studies for this product upon the completion of a joint development and distribution agreement.

General and administrative expenses for the three months ended June 30, 2009, were $396,537, a decrease of $232,630, or approximately 37% from $629,167 of general and administrative expenses for the comparable period of the prior year. The decrease was primarily attributable to decreases in salaries and fringe benefits offset by increases in legal and accounting fees.

Depreciation and amortization for the three months ended June 30, 2009 were 125,542, a decreased of $4,715, or approximately 4%, from $130,257 for the comparable period of the prior year. The decrease was due to the cessation of acquisition of new machinery in the current period.

Other income/(expenses) (net) for the three months ended June 30, 2009 were $1,972,790, an increase in other income of $2,322,756 from the net expense of $349,966 for the comparable period of the prior year. The increase in other income was due to derivative income related to changes in the fair value of Registrant’s preferred shares and outstanding warrants of $2,715,853. The derivative income is resulting from a change in accounting principle required by the adoption of EITF 07-5 as of the beginning of the period. Please refer to Note 2 of the financial statements in this Report for a discussion of the effects of this change in accounting principle.

As a result of the foregoing, the Registrant’s net income for the three months ended June 30, 2009 was $1,151,494 compared to a loss of $2,281,616 for the three months ended June 30, 2008.

Material Changes in Financial Condition

The Registrant’s working capital (total current assets less total current liabilities), decreased to $666,464 as of June 30, 2009 from $758,676 as of March 31, 2008, primarily due to the Registrant’s net loss from operations, exclusive of non-cash charges.

The Registrant experienced negative cash flows from operations of $479,618 for the three months ended June 30, 2009, primarily due to the Registrant’s net income from continuing operations of $1,151,494, increased by non cash charges totaling $1,110,612, which included depreciation and amortization of $125,542, inventory adjustments of $311,986, non cash interest expense related to the series E issuance of $258,700, dividends accruing to preferred share derivative liabilities of $359,021, and reduced by non cash income related to the change in fair value of preferred share derivative liabilities of $2,561,527, and the change in fair value of warrant derivative liabilities of $154,326. Please refer to Note 2 of the financial statements in this report for discussions on the fair value of preferred share and warrant derivatives, and interest expense recorded as a discount in Series E issuance.

On November 15, 2004 and on December 18, 2006, the Registrant’s partner, ECR, launched Lodrane 24(R) and Lodrane 24D(R), respectively. Under its agreement with ECR, the Registrant is currently manufacturing commercial batches of Lodrane 24(R) and Lodrane 24D(R) in exchange for manufacturing margins and royalties on product revenues. Manufacturing revenues and royalty income earned for the three months ended June 30, 2009 and June 30, 2008 were $813,875 and $776,678, respectively. The Registrant expects future cash flows from manufacturing fees and royalties to provide additional cash to help fund its operations. However, no assurance can be given that the Registrant will generate any material revenues from the manufacturing fees and royalties of the Lodrane products.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, the Registrant had approximately four months of cash available based on the Registrant’s current operations. As of the date of this Quarterly Report on Form 10-Q, the Registrant is negotiating a strategic transaction with an unaffiliated third party, which such strategic transaction, if consummated in accordance with the current terms under negotiation, should allow the Registrant to maintain its current level of operations. If such strategic transaction is not closed in a timely basis, or if another financing or strategic alternative providing sufficient resources to the Registrant to continue its operations is not consummated in the near future, the Registrant will be required to cease operations and liquidate its assets. No assurance can be given that the Registrant will be able to close such strategic transaction on a timely basis, or consummate such other financing or strategic alternative in the time necessary to avoid the cessation of the Registrant’s operations and liquidation of its assets, on favorable terms, if at all. Moreover, even if the Registrant consummates such strategic transaction, or such other financing or strategic alternative, it may be required to seek additional capital in the future and there can be no assurances that the Registrant will be able to obtain such additional capital on favorable terms, if at all.

Based upon the Registrant’s current cash position, management has undertaken a review of the Registrant’s operations and implemented cost-cutting measures in an effort to eliminate any expenses which are not deemed critical to the Registrant’s current strategic objectives. The Registrant will continue this process without impeding its ability to proceed with its critical strategic goals.

For the three months ended June 30, 2009, the Registrant expended $479,618 in operating activities which the Registrant funded through the $1,000,000 in gross proceeds raised through the Registrant’s private placement of its Series E Preferred Stock and manufacturing and royalty revenues resulting from the manufacture and sale of Lodrane 24® and Lodrane 24D ®. The Registrant’s working capital at June 30, 2009 was approximately $666,000 compared with working capital of approximately $759,000 at June 30, 2008. Cash and cash equivalents at June 30, 2009, were approximately $763,000, an increase of approximately $481,000 from the $283,000 at June 30, 2008.

As of June 30, 2009, the Registrant’s principal source of liquidity was approximately $763,000 of cash and cash equivalents. Additionally, the Registrant may have access to funds through the exercise of outstanding stock options and warrants. There can be no assurance that the exercise of outstanding warrants or options will generate or provide sufficient cash.

The Registrant had outstanding, as of June 30, 2009, bonds in the aggregate principal amount of $3,595,000 consisting of $3,280,000 of 6.5% tax exempt bonds with an outside maturity of September 1, 2030 and $315,000 of 9.0% bonds with an outside maturity of September 1, 2012. The bonds are secured by a first lien on the Registrant’s facility in Northvale, New Jersey. Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest. Bond proceeds were utilized for the redemption of previously issued tax exempt bonds issued by the Authority in September 1999 and to refinance equipment financing, as well as provide approximately $1,000,000 of capital for the purchase of additional equipment for the manufacture and development at the Registrant’s facility of pharmaceutical products and the maintenance of a $415,500 debt service reserve. All of the restricted cash, other than the debt service was expended within the year ended March 31, 2008. Pursuant to the terms of the related bond indenture agreement, the Registrant is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants. As of June 30, 2009, the Registrant was in compliance with the bond covenants.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be considered material to investors.

Effects of Inflation

We are subject to price risks arising from price fluctuations in the market prices of the products that we sell. Management does not believe that inflation risk is material to our business or our consolidated financial position, results of operations, or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments and Foreign Exchange

The Registrant had no investments in marketable securities as of June 30, 2009 or assets and liabilities, which are denominated in a currency other than U.S. dollars or involve commodity price risks.

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to short-term instruments and short-term obligations; thus, fluctuations in interest rates do not have a material impact on the fair value of these securities. At June 30, 2009, we had approximately $763 thousand in cash and cash equivalents. A hypothetical 5% increase or decrease in either short-term or long-term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

ITEM 4.	CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the acting Chief Executive and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

          There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the ordinary course of business we may be subject to litigation from time to time. There is no past, pending or, to our knowledge, threatened litigation or administrative action to which we are a party or of which our property is the subject (including litigation or actions involving our officers, directors, affiliates, or other key personnel, or holders of record or beneficially of more than 5% of any class of our voting securities, or any associate of any such party) which in our opinion has, or is expected to have, a material adverse effect upon our business, prospects, financial condition or operations.

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

On June 3, 2009, after giving effect to the initial closing of the Epic Strategic Alliance Agreement, we had cash reserves of $737,000 which permits us to continue at our anticipated level of operations, including, but not limited to, the continued development of our pipeline products, through October 2009. The completion of all transactions contemplated by the Epic Strategic Alliance Agreement, including the consummation of the second and third closings thereof, will provide additional funds to permit us to continue development of our product pipeline for more than two years. Beyond two years, we anticipate that, with growth of Lodrane and the launch of the ANDA for a pain management generic product that we submitted last year with our co-development partner, The Pharma Network,, Elite could be profitable. In addition, the commercialization of the Epic products developed at the Facility under the Epic Strategic Alliance Agreement will add a new revenue source for Elite. However, there can be no assurances as to the growth, success of the development or the commercialization of these products.

Despite the successful completion of the initial closing of the Epic Strategic Alliance Agreement, there can be no assurances that we will be able to consummate the second and third closings pursuant to the terms and conditions of the Epic Strategic Alliance Agreement. If such transactions are consummated, we will receive additional cash proceeds of $2.75 million. Even if we were able to successfully complete the second and third closings of the Epic Strategic Alliance Agreement, we still may be required to seek additional capital in the future and there can be no assurances that we will be able to obtain such additional capital on favorable terms, if at all. For additional information regarding the Epic Strategic Alliance Agreement, please see our disclosures under “Epic Strategic Alliance Agreement” in this report, in Item 7 of Part II of our Annual Report on Form 10-K, and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009 and June 5, 2009, which such disclosures are incorporated herein by reference.

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

The design, development and manufacture of our products involve an inherent risk of product liability claims. We have procured product liability insurance; however, a successful claim against us in excess of the policy limits could be very expensive to us, damaging our financial position. The amount of our insurance coverage, which has been limited due to our limited financial resources, may be materially below the coverage maintained by many of the other companies engaged in similar activities. To the best of our knowledge, no product liability claim has been made against us as of June 30, 2009.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 3, 2009, Elite issued and sold to one accredited investor, in a private placement pursuant to an exemption from registration under Section 4(2) of the Securities Act, 1,000 shares of its Series E Convertible Preferred Stock, par value $0.01 per share (the “Series E Preferred Stock”), at a price of $1,000 per share, each share convertible, at $0.05 per share (the “Conversion Price”), into 20,000 shares of Common Stock, par value $0.01 per share. In addition, on June 3, 2009 Elite issued a warrant to the same investor for the purchase 20,000,000 shares of Common Stock (the “Initial Warrant”), exercisable on or prior to June 3, 2016, at a per share exercise price of $0.0625 (the “Exercise Price”), subject to adjustments for certain events, including, but not limited to, dividends, stock splits, combinations and the like. For additional details concerning these securities, please refer the paragraph entitled “Infusion of Additional Capital Necessary for Product Development” in Part I, Item 2 above.

In July 2009, we issued 4,236,856 shares of our common stock to the holders of our Series B, C and D Preferred Stock. These shares were issued pursuant to an exemption from registration under Regulation D. The shares were issued in satisfaction of the Company’s obligation to pay $299,460 in dividends earned and accrued during the quarter ended June 30, 2009. The Company did not receive any proceeds in exchange for the issuance of these securities.

The Registrant expects to also pay the dividends to the holders of the Company’s Series C Preferred Stock relating to the quarters ended December 31, 2008 and March 31, 2009 by means of the issuance of common shares and is in the process of executing the necessary waivers to do so. The Registrant expects to have such required waivers executed subsequent to the filing of this Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.	OTHER INFORMATION

          None.

ITEM 6.	EXHIBITS

The exhibits listed in the index below are filed as part of this report.

Exhibit
Number	Description

10.1

Amendment to Strategic Alliance Agreement, dated as of April 20, 2009, by and among the Registrant, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009

10.2

Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Registrant, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009 and filed with the SEC on June 5, 2009.

10.3	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Registrant, Epic Pharma LLC and Epic Investments, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

Date:	August 19, 2009	/s/ Chris Dick

Chris Dick
Chief Operating Officer and Acting Chief Executive Officer
(Principal Executive Officer)

Date:	August 19, 2009	/s/ Carter J. Ward

Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)