Form 10-Q
period 2009-09-30
ELITE PHARMACEUTICALS INC /DE/
filed 2009-11-16
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

Indicate the number of shares outstanding of the common stock, $.01 par value, as of September 30, 2009:
[74,469,508] (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$180,443	$282,578
Accounts receivable	357,148	1,177
Inventories (net of reserve of 494,425 and nil, respectively)	1,454,889	1,703,766
Prepaid expenses and other current assets	121,920	331,622

Total current assets	2,114,400	2,319,143

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	4,335,485	4,575,487

INTANGIBLE ASSETS – net of accumulated amortization	23,977	27,743

OTHER ASSETS
Accrued interest receivable	9,916	8,539
Deposit on equipment	—	14,073
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposits	14,652	13,488
Restricted cash – debt service for EDA bonds	113,434	327,435
EDA Bond offering costs, net of accumulated amortization of $57,701 and $49,534, for September and March, respectively	296,750	304,918

Total other assets	3,764,074	3,997,775

TOTAL ASSETS	$10,237,936	$10,920,148

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS (DEFICIT) EQUITY

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
CURRENT LIABILITIES
Current portion of EDA Bonds	$225,000	$210,000
Short term loans and current portion of long-term debt	93,159	10,788
Accounts payable and accrued expenses	1,085,709	981,058
Preferred share derivative interest payable	334,760	—
Dividends payable	—	358,621
Total Current Liabilities	1,738,628	1,560,467

LONG TERM LIABILITIES
EDA bonds – net of current portion	3,160,000	3,385,000
Long-term debt, less current portion	25,852	31,600
Derivative Liability – Preferred Shares	6,208,785	—
Derivative Liability – Warrants	6,023,258	—
Total Long-Term Liabilities	15,417,895	3,416,600

Total Liabilities	17,156,523	4,977,067

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS (DEFICIT) EQUITY
Preferred Stock - $0.01 par value;
Authorized 4,483,442 shares (originally 5,000,000 shares of which 516,558 shares of Series A Convertible Preferred Stock were retired) and 0 shares outstanding as of September 30, 2009 and March 31, 2009, respectively	—	—

Authorized 10,000 Series B convertible Preferred Stock – issued and outstanding 896 and 1,046 shares, respectively – Reclassified as a liability as of 4/1/09	—	11

Authorized 20,000 Series C convertible Preferred Stock – issued and outstanding 5,418 and 1,3705 shares, respectively – Reclassified as a liability as of 4/1/09	—	137

Authorized 30,000 Series D convertible Preferred Stock – issued and outstanding 9,009 and 9,154 shares, respectively – Reclassified as a liability as of 4/1/09	—	91

Common Stock - $0.01 par value;
Authorized 210,000,000 shares as of September 30, 2009 and March 31, 2009

Issued and outstanding – 74,469,508 shares and 60,839,374 shares, respectively	744,695	608,394

Subscription receivable	(75,000)	(75,000)

Additional paid-in capital	89,156,632	95,718,082

Accumulated deficit	(96,438,073)	(90,001,793)

Treasury stock, at cost (100,000 shares)	(306,841)	(306,841)

Total Stockholders Equity	(6,918,587)	5,493,081

TOTAL LIABILITIES AND STOCKHOLDERS (DEFICIT) EQUITY	$10,237,936	$10,920,148

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008
REVENUES
Manufacturing Fees	538,941	405,005	$1,204,005	$1,093,292
Royalties	237,275	70,187	386,086	158,578

Total Revenues	776,216	475,192	1,590,091	1,251,870

Costs of Revenues	453,029	399,571	1,003,043	1,001,496
Inventory Adjustment	—		311,986
Gross Profit	323,187	75,621	275,062	250,374

COST OF OPERATIONS
Research and development	259,326	1,196,711	510,418	2,543,690
General and administrative	393,140	645,106	789,678	1,274,273
Depreciation and amortization	49,230	130,257	174,772	260,514
Total Cost of Operations	701,696	1,972,074	1,474,867	4,078,477

LOSS FROM OPERATIONS	(378,509)	(1,896,453)	(1,199,805)	(3,828,103

OTHER INCOME / (EXPENSES)
Interest income	4	8,318	2,012	30,101
Interest expense	(61,212)	(64,054)	(133,200)	(162,254)
Non-cash compensation through issuance of stock options and warrants	(29,190)	(285,624)	(84,553)	(592,173)
Change in fair value of outstanding warrant derivatives	(1,520,822)	—	(1,366,496)	—
Change in fair value of preferred share derivatives	(1,383,231)	—	1,178,296	—
Interest expense attributable to dividends accrued to preferred share derivative liabilities	(299,352)	—	(658,373)	—
Discount in Series E issuance attributable to beneficial conversion features	—	—	(258,700)	—
Total Other Income / (Expense)	(3,293,803)	(341,360)	(1,321,014)	(691,326)

INCOME / (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,672,312)	(2,237,813)	(2,520,823)	(4,519,429)

Provision for Income Taxes	—	—	—	3,120
NET INCOME / (LOSS)	(3,672,312)	(2,237,813)	(2,520,819)	(4,522,549)

Preferred Stock Dividends	—	(558,282)	—	(1,112,189)
NET INCOME / (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(3,672,313)	$(2,796,095)	$(2,520,819)	$(5,643,738)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.11)	$(0.04)	$(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	74,075,307	24,523,192	70,232,854	23,918,539

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S (DEFICIT) EQUITY
(page 1 of 2)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2009	1,046	11	13,705	137	9,154	91	60,839,374	608,394

Cumulative effect of reclassification of preferred stock and warrants		(11)		(137)		(91)	—	—

Proceeds received in exchange for beneficial conversion features embedded in Series E preferred shares	—	—	—	—	—	—	—	—

Conversion of Series B, Series C and Series D preferred shares into common	(150)		(8,827)		(145)		5,378,009	53,780

Costs associated with raising capital	—	—	—	—	—	—	—	—

Non-cash compensation through Issuance of stock options and warrants	—	—	—	—	—	—	—	—

Net Income for the six months ended September 30, 2009	—	—	—	—	—	—	—	—

Dividends	—	—	—	—	—	—	4,006,339	40,063

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	—	—	—	—	—	—	4,245,785	42,458

Balance at Sept 30, 2009	896	—	5,418	—	9,009	—	74,469,507	744,659

Schedule continues on next page

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S (DEFICIT) EQUITY
(page 2 of 2)

(schedule continued from preceding page)

	Subscription Receivable	Additional Paid in Capital	Treasury Stock		Accumulated Deficit	Stockholders (Deficit) Equity
			Shares	Amount
Balance at March 31, 2009	(75,000)	95,718,092	(100,000)	(306,841)	(90,001,793)	5,943,081

Cumulative effect of reclassification of preferred stock and warrants	—	(7,143,892)	—	—	(3,915,462)	(11,059,593)

Proceeds received in exchange for beneficial conversion features embedded in Series E preferred shares	—	258,700	—	—	—	258,700

Conversion of Series B, Series C and Series D preferred shares into common	—	14,000	—	—	—	67,780

Costs associated with raising capital	—	(351,362)	—	—	—	(351,362)

Non-cash compensation through Issuance of stock options and warrants	—	84,553	—	—	—	84,553

Net Income for the six months ended September 30, 2009	—	—	—	—	(2,520,819)	(2,520,819)

Dividends	—	318,958	—	—	—	359,021

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	—	257,594	—	—	—	300,052

Balance at Sept 30, 2009	(75,000)	89,156,633	(100,000)	(306,841)	(96,438,073)	(6,918,587)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED SEPTEMBER 30,
	2009 (Unaudited)	2008 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,520,819)	$(4,522,549)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	251,936	260,514
Inventory adjustment	311,986	—
Change in fair value of warrant derivative liability	1,366,496	—
Change in fair value of preferred shares derivative liability	(1,178,296)	—
Discount in Series E issuance attributable to embedded beneficial conversion feature	258,700	—
Preferred shares derivative interest accrued	658,373	—
Non-cash compensation satisfied by the issuance of common stock, options and warrants	84,553	592,173
Changes in assets and liabilities:
Accounts and interest receivable	(357,348)	(258,419)
Inventories	(63,109)	410,905
Prepaid expenses and other current assets	12,211	52,296
Security deposit	12,909	—
Accounts payable, accrued expenses and other current liabilities	105,224	190,827
NET CASH USED IN OPERATING ACTIVITIES	(1,057,184)	(3,274,253)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(75,558)
(Deposits) to / Withdrawals from restricted cash	214,002	(3,326)
NET CASH USED IN INVESTING ACTIVITIES	214,002	(78,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(126,603)
Proceeds from issuance of Series D 8% Convertible Preferred Stock and Warrants	—	1,777,000
Proceeds from issuance of Series E Preferred Stock and Warrants	1,000,000	—
NJEDA bond principal payments	(210,000)	(200,000)
Other loan payments	(48,953)	(4,821)
Costs associated with raising capital	—	(263,753)
NET CASH PROVIDED BY FINANCING ACTIVITIES	741,047	1,181,823

NET CHANGE IN CASH AND CASH EQUIVALENTS	(102,135)	(2,171,314)

CASH AND CASH EQUIVALENTS – beginning of period	282,578	3,702,615
CASH AND CASH EQUIVALENTS – end of period	$180,443	$1,531,301

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	133,200	130,472
Cash paid for income taxes	—	3,120

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued dividends	—	36,800
Consulting services paid by issuance of 125,000 shares of common stock	—	101,250
Common shares issued in lieu of cash in payment of preferred share derivative interest expense	299,460	—
Accrued preferred share derivative interest expense	334,760	—

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

NOTE 1 -	BASIS OF PRESENTATION

The information in this Form 10-Q Report includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the “Registrant”) including its wholly-owned subsidiaries, Elite Laboratories, Inc. (“Elite Labs”) and Elite Research, Inc. (“ERI”) for the three and six months ended September 30, 2009 and 2008. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted for interim financial statement presentation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows of the Registrant for the periods presented have been included.

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

The Registrant does not anticipate being profitable for fiscal year ending March 31, 2010; therefore a current provision for income tax was not established for the three and six months ended September 30, 2009. Only the minimum liability required for state corporation taxes is reflected.

The accompanying unaudited condensed consolidated financial statements were prepared on the assumption that the Registrant will continue as a going concern. The Registrant continues to generate losses and negative cash flow from operations and does not anticipate being profitable for fiscal year 2010. Therefore Elite continues to require additional financing to ensure that we will be able to meet our expenditures to develop and commercialize our products. As of September 30, 2009, we had cash and cash equivalents of $180,443. We believe that our existing cash and cash equivalents plus revenues from sale of our Lodrane 24® and Lodrane 24D® products and proceeds received from the second closing under the Epic Strategic Alliance Agreement, which occurred on October 30, 2009, will be sufficient to fund our anticipated operating expenses and capital requirements through March 2010. We will require additional funding in order to continue to operate thereafter. If the third closing of the transactions contemplated by the Epic Strategic Alliance Agreement is not closed on a timely basis, or if another financing or strategic alternative providing sufficient resources to allow us to continue operations is not consummated upon exhaustion of our current capital, we will be required to cease operations and liquidate our assets. No assurance can be given that we will be able to consummate the third closing under the Epic Strategic Alliance Agreement on a timely basis, or consummate such other financing or strategic alternative in the time necessary to avoid the cessation of our operations and liquidation of our assets. Moreover, even if we consummate the third closing under the Epic Strategic Alliance Agreement, or such other financing or strategic alternative, we may be required to seek additional capital in the future and there can be no assurances that the Registrant will be able to obtain such additional capital on favorable terms, if at all.

NOTE 2 -	CHANGE IN ACCOUNTING PRINCIPAL AND DERIVATIVE LIABILITIES

The following discussion of derivative liabilities consists of the following sections:
	●	Overview of Derivative Liability accounting
	●	Preferred Stock Derivative Liabilities
	●	Warrant Derivative Liabilities
	●	Beneficial Conversion Feature of Series E Preferred Stock
	●	Summary of effects of derivatives on the financial statements

In June 2008, the FASB finalized Emerging Issues Task Force (“EITF”) 07-5, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”, effective for fiscal years beginning after December 15, 2008. Under EITF 07-5, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion features within, and the detachable warrants issued with the Registrant’s Series B, Series C, Series D and Series E preferred stock, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Registrant issues securities at lower prices in the future. The Registrant was required to include the reset provisions in order to protect the preferred share and warrant holders from potential dilution associated with future financings for the fiscal year beginning April 1, 2009. In accordance with EITF 07-5, the preferred shares and warrants were recognized as a derivative instrument and have been re-characterized as derivative liabilities at their fair value. “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period, with the change in value reported in the statement of operations. EITF 07-5 requires that the cumulative effect of this change in accounting principal, for all periods prior the period of implementation, be recognized as an adjustment in the opening balance of retained earnings/(accumulated deficit)

In addition, the Series E Preferred shares included an option, exercisable from the issuance date, to convert to common shares at a price which was below the share price on the date of issuance. The excess of value based on the share price over the cost of shares, based on the option price represents a beneficial conversion feature existing on the issue date. In accordance with EITF 98-5, the beneficial conversion feature was valued separately at issuance and allocated to additional paid in capital. As the options which comprise the beneficial conversion feature were exercisable when issued, a discount resulting from and in the full amount of the beneficial conversion feature was recorded at the time of issuance.

Preferred Stock Derivative Liabilities

The portion of derivative liabilities related to the Series B, Series C, Series D and Series E preferred shares was valued at the market value of the underlying common shares, into which the preferred shares may be converted. Such valuation as of the beginning and end of the period are summarized as follows:

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

As of April 1, 2009, the total preferred stock derivative liability was $7,144,131. This amount represents the cumulative effect of the change in accounting principal for all periods prior to April 1, 2009 and in accordance with generally accepted accounting principles, is recognized as an adjustment in the opening accumulated deficit balance.

PREFERRED STOCK DERIVATIVE LIABILITY AS OF SEPTEMBER 30, 2009
	Series B	Series C	Series D	Series E	Total
Preferred shares Outstanding	896	5,418	9,009	1,000	16,358

Underlying common shares into which Preferred may convert	574,076	3,365,217	45,047,194	20,000,000	68,986,498

Closing price on valuation date	$0.09	$0.09	$0.09	$0.09	$0.09

Preferred stock derivative liability at September 30, 2009	$51,667	$302,870	$4,054,248	$1,800,000	$6,208,784
Series E liability at issue date (related to beneficial conversion option				258,700	258,700
Change in preferred stock derivative liability for the six months ended September 30, 2009	$(35,463)	$(803,745)	$(1,880,388)	$1,541,300	$(1,178,296)
Change in preferred stock derivative liability for the 3 months ended June 30, 2009	(46,945)	(871,050)	(2,784,832)	1,141,300	(2,561,527)

Change in preferred stock derivative liability for the three months ended September 30, 2009	$11,482	$67,305	$904,444	$400,000	$1,383,231

The change of $1,383,231 and $(1,178,296) in value of the preferred stock derivative liability occurring during the three and six months ended September 30, 2009, respectively, is included in the amount reported in the “Other Income / (Expense)” section of the statement of operations. Increases in value are reported as other expenses and decreases in value are reported as other income.

Warrant Derivative Liabilities
The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	April 1 2009	June 30 2009	September 30 2009
Risk-Free interest rate	2%	2%	2%
Expected volatility	118%- 137%	116% - 153%	120% - 165%
Expected life (in years)	3.2 – 5.2	3.0 – 7.0	2.7 – 6.7
Expected dividend yield	—	—	—
Number of warrants	45,469,740	85,469,740	85,469,740

Fair value – Warrant Derivative Liability	$3,915,462	4,502,436	$6,023,258

Derivative warrant liability recorded at issue date of Series E Preferred Shares	—	741,300

Change in Warrant Derivative Liability for the three months ended	—	(154,326)	1,520,822

Change in Warrant Derivative Liability for the six months ended September 30, 2009			$1,366,496

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

The increase of $1,520,822 and $1,366,496 in value of the warrant derivative liability occurring during the three and six months ended September 30, 2009, respectively, is reported in the “Other Income (Expenses)” section of the statement of operations.

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

A beneficial conversion option is required to be recognized as a discount and amortized from the date of issuance to the earliest conversion date. As the conversion options were exercisable on their issue date, the full value assigned to the conversion option was charged to interest expense.

Summary of effects of derivatives on the financial statements

	Derivative Liabilities	Accumulated Deficit and Paid-in Capital	Other Income / (Expense)
Cumulative effect of change in accounting principle - Preferred Stock Derivative Liability	$7,144,131	$(7,144,131)	$—

Cumulative effect of change in accounting principle - Warrant Derivative Liability	3,915,462	(3,915,462)	—

Beneficial conversion feature of Series E	—	258,700	—

Warrants issued with Series E	741,300	—	—

Amortization of beneficial conversion of Series E as interest expense	258,700	—	(258,700)

Change in value of preferred stock derivative liability	(1,178,296)	—	1,178,296

Change in value of warrants derivative liability	1,366,496	—	(1,366,496)

Preferred stock derivatives converted into common shares	(15,750)	15,750	—

Net Effect of Derivatives	12,232,043	(10,785,143)	(446,900)

NOTE 3 -	INVENTORIES

Inventories are recorded at the lower of cost or market. As of September 30, 2009 the Company had inventory valuation reserve totaling $494,425 resulting in a charge to operations of $311,986 during the six months ended September 30, 2009.

NOTE 4 -	PREFERRED SHARE DERIVATIVE INTEREST PAYABLE

Preferred share derivative interest payable as of September 30, 2009 consisted of $298,760 in derivative interest earned and accrued during the quarter ended September 30, 2009 plus $18,000 in preferred dividends earned during the quarter ended December 31, 2008, but not previously paid, plus $18,000 in dividends earned during the quarter ended March 31, 2009, but not previously paid. The derivative interest relating to the quarter ended September 30, 2009 was paid via the issuance of 4,245,518 shares of common stock in October 2009. The Registrant expects to also pay the dividends relating to the quarters ended December 31, 2008 and March 31, 2009 via the issuance of common shares and is in the process of executing the necessary waivers to do so. The Registrant expects to have such required waivers executed subsequent to the filing of this Report.

NOTE 5 -	NJEDA BONDS

On September 2, 1999, the Company completed the issuance of tax exempt bonds by the New Jersey Economic Development Authority (“NJEDA” or the “Authority”). The aggregate proceeds from the issuance of the fifteen year term bonds were $3,000,000. Interest on the bonds accrues at 7.75% per annum. A portion of the proceeds were used by the Company to refinance its land and building, and the remaining proceeds used for the purchase of manufacturing equipment and building improvements. On August 31, 2005, the Company successfully completed a refinancing of the 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a $415,500 Debt Service Reserve Fund consisting of $366,000 from the Series A Notes proceeds and $49,500 from the Series B Notes proceeds. The Debt Service Reserve is maintained in restricted cash accounts that are classified in Other Assets. $1,274,311 of the proceeds was deposited in a short-term restricted cash account to fund the purchase of manufacturing equipment and development of the Company’s facility. As of September 30, 2009, all of these proceeds were utilized to upgrade the Company’s manufacturing facilities and for the purchase of manufacturing and laboratory equipment. Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond financing costs amounted to $7,065 and $7,092 for the six months ended September 30, 2009 and 2008, respectively.

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

Options

At September 30, 2009, the Registrant had 2,512,000 options outstanding with exercise prices ranging from $0.06 to $3.00 per share; each option representing the right to purchase one share of Common Stock.

NOTE 7 -	PER SHARE INFORMATION

Basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net (loss) income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic and Diluted EPS, if such Diluted EPS is not anti-dilutive, on the face of Company’s Condensed Statements of Operations. Diluted earnings per share is not presented because the effect of the Company’s common stock equivalents is anti-dilutive.

	For the Three Months Ended September 30, 2009	For the Six Months Ended September 30, 2008
Numerator
Net Income (loss) attributable to common shareholders	$(3,672,313)	$(2,520,819)

Denominator
Weighted-average shares of common stock outstanding	74,075,307	70,232,854

Net (loss) income per share
Basic	$(0.05)	$(0.04)

NOTE 8 -          SUBSEQUENT EVENTS

The Registrant has evaluated subsequent events from the balance sheet date through November 13, 2009, the date the accompanying financial statements were issued.  The following are material subsequent events:

Second Closing of Epic Strategic Alliance Agreement
On October 30, 2009 (the “Second Closing Date”), Epic Pharmaceuticals LLC and Epic Investments LLC (together, “Epic”) and Elite conducted the second closing of the transactions contemplated by the Epic Strategic Alliance Agreement (the “Strategic Alliance Agreement”).  Pursuant to the Strategic Alliance Agreement, on the Second Closing Date, Epic remitted to Elite a total of $1 million and received 1,000 shares of Elite Pharmaceuticals Series E Preferred Shares.

Common shares issued in lieu of cash in payment of derivative interest expense
Derivative interest expense related to the Preferred Share derivatives accrued during the quarter ended September 30, 2009 were paid during October 2009 through the issuance of 4,245,518 shares of common stock.

Execution of new employment agreement with Chris Dick, President and COO
On November 12, 2009 Elite entered into an employment agreement (the “Dick Agreement”) with Chris Dick, President and COO, effective upon the November 13, 2009 expiration of the employment agreement dated November 13, 2006 and amended November 10, 2008.   A copy of the Dick Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and the summary of the material terms of the Dick Agreement set forth in this Quarterly Report on Form 10-Q is qualified in its entirety by reference to such exhibit.

Pursuant to the terms of the Dick Agreement, commencing on November 13, 2009, Mr. Dick will be an at-will employee of Elite as its President and Chief Operating Officer.  Mr. Dick will receive a base salary of $200,000, with $175,000 of such amount being paid in accordance with Elite’s payroll practices and $25,000 of such amount being paid by issuance of restricted shares of common stock, in lieu of cash, as stipulated in the Dick Agreement.

Execution of new employment agreement with Carter J. Ward, Chief Financial Officer
On November 12, 2009 Elite entered into an employment agreement (the “Ward Agreement”) with Carter J Ward, Chief Financial Officer, replacing the employment agreement dated July 1, 2009.   A copy of the Ward Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2, and the summary of the material terms of the Ward Agreement set forth in this Quarterly Report on Form 10-Q is qualified in its entirety by reference to such exhibit.

Pursuant to the terms of the Ward Agreement, Mr. Ward will continue as an at-will employee of Elite as its Chief Financial Officer.  Mr. Ward will receive a base salary of $150,000, with $125,000 of such amount being paid in accordance with Elite’s payroll practices and $25,000 of such amount being paid by issuance of restricted shares of common stock, in lieu of cash, as stipulated in the Ward Agreement.  Mr. Ward is required to dedicate his full-time efforts towards fulfilling his responsibilities as Chief Financial Officer and discontinue any consulting arrangements which were previously in place with Epic Pharmaceuticals LLC.

Annual Shareholders Meeting held on October 23, 2009

The Company held its annual shareholders meeting on October 23, 2009.  The Definitive Proxy Statement relating to such annual shareholders meeting was filed on September 9, 2009 and incorporated herein by reference.

A quorum was present at the meeting, with shareholders approving each of the three proposals contained in the Definitive Proxy Statement.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2009 COMPARED TO THE
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2008
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

 In January 2006, the FDA accepted Elite’s Investigational New Drug Application (an “IND”) for ELI-154, Elite’s once-a-day oxycodone painkiller. Elite has completed two pharmacokinetic studies to evaluate ELI-154’s controlled-release formulation, of which the most recent study was completed in 2006. Elite has scaled up the product and it will begin its Phase III studies for this product upon the completion of a joint development and distribution agreement. Currently there is no once-daily oxycodone available commercially worldwide.

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

Subject to the mutual agreement of Epic and Elite with respect to the selection of Additional CR Products and/or Additional IR Products pursuant to the Epic Strategic Alliance Agreement, Epic will have the sole right to make all decisions regarding all aspects of the Products, including, but not be limited to, (i) research and development, formulation, studies and validation of each Product, (ii) identifying, evaluating and obtaining ingredients for each Product, (iii) preparing and filing the ANDA for each Product with the FDA and addressing and handling all regulatory inquiries, audits and investigations pertaining to the ANDA, and (iv) the manufacture, marketing, supply and commercialization of each Product.  In addition, Epic would be the sole and exclusive owner of all right, title and interest in and to each of the Products.

Pursuant to the Epic Strategic Alliance Agreement, the use by each of Elite and Epic of the other party’s confidential and proprietary information is restricted by customary confidentiality provisions. Elite and Epic also agreed in the Epic Strategic Alliance Agreement to indemnify and hold each other harmless from certain losses under the Epic Strategic Alliance Agreement.

Under certain circumstances Epic will be entitled to terminate the Term early in the event that the Facility is totally damaged or destroyed such that the Facility is rendered wholly untenable.  In addition, subject to certain exceptions, either Elite or Epic may terminate the Term at any time if the other party is in breach of any material obligations under Article V of the Epic Strategic Alliance Agreement and has not cured such breach within sixty days after receipt of written notice requesting cure of such breach.

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

On October 30, 2009, Elite Pharmaceuticals, Inc. (“Elite”) (OTCBB: ELTP) completed the second closing of the Strategic Alliance Agreement (the “Alliance”) with Epic Pharma, LLC and Epic Investments, LLC, a wholly-owned subsidiary of Epic Pharma, LLC (collectively “Epic”) pursuant to the terms of the Epic Strategic Alliance Agreement.

Epic and its employees and consultants are using and will continue to use a portion of Elite’s facility located at 165 Ludlow Avenue, Northvale, New Jersey (the “Facility”), for the purpose of developing new generic drug products at Epic’s cost and expense, other than Facility related expenses.  Under the Epic Strategic Alliance Agreement (i) at least eight additional generic drug products are to be developed by Epic at Elite’s facility with the intent of filing abbreviated new drug applications for obtaining United States Food and Drug Administration (“FDA”) approval of such generic drugs, (ii) Elite will be entitled to 15% of the profits generated from the sales of such additional generic drug products upon approval by the FDA, and (iii) Epic and Elite will share with each other certain resources, technology and know-how in the development of drug products, which Elite believes will benefit the continued development of its current drug products.   Epic will also be entitled to receive additional shares of Elite’s Common Stock and warrants to purchase shares of Elite’s Common Stock upon achievement of certain milestones relating to the eight additional generic drug products being developed together.

In order to provide Elite with the additional capital necessary for the product development and synergies presented by the strategic relationship with Epic, Epic agreed to invest $3.75 million in Elite through the purchase of Elite’s Series E Preferred Stock and common stock warrants.  In the October 30 closing, Epic invested the second $1.0 million of this total amount, and acquired 1,000 shares of Series E Preferred Stock, which is presently convertible into 20 million shares of common stock.

Epic representatives also hold three seats on the board of directors of Elite.  Those Directors were approved by a majority vote of the outstanding shares of Elite stock at the annual meeting of stockholders held on October 23, 2009. Elite’s board of directors consists of a total of seven directors

On the first trading day following the first anniversary of the Initial Closing Date, it is anticipated that Elite and Epic will conduct a third closing (the “Third Closing” and the date of such Third Closing, the “Third Closing Date”), provided that all conditions precedent to such Third Closing contained in the Epic Strategic Alliance Agreement have been satisfied or waived by the appropriate party on or before such Third Closing Date.  The Third Closing must occur within thirty days following the first anniversary of the Initial Closing Date. At the Third Closing, if such closing is held, Epic will pay to Elite a sum of $1,000,000 in exchange for an additional 1,000 shares of Series E Preferred Stock, which such shares of Series E Preferred Stock will be convertible, at the Conversion Price, subject to adjustment, into 20,000,000 shares of Common Stock, and a warrant (the “Third Warrant” and collectively with the Initial Warrant and the Second Warrant, the “Warrants”) to purchase an additional 40,000,000 shares of Common Stock. The Third Warrant is to be exercisable until the date that is the seventh anniversary of the Third Closing Date and is to have a per share exercise price equal to $0.0625, subject to adjustments for certain events, including, but not limited to, dividends, stock splits, combinations and the like. The per share exercise price of the Third Warrant is to also be subject to adjustment for the sale of Common Stock or securities convertible into Common Stock at a price less than the then applicable per share exercise price of the Third Warrant, for which the Purchaser’s consent was not required under the Epic Strategic Alliance Agreement.

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

Board of Directors Composition and Voting Rights

As of the Initial Closing Date and at all times thereafter, except as otherwise set forth in the Epic Strategic Alliance Agreement, Elite and its Board of Directors agreed to take any and all action necessary so that (i) the size of the Board of Directors will be set and remain at seven directors, (ii) three individuals designated by Epic (the “Epic Directors”) will be appointed to the Board of Directors and (iii) the Epic Directors will be nominated at each annual or special meeting of stockholders at which an election of directors is held or pursuant to any written consent of the stockholders; provided, however, that if at any time following the Lock-Up Period (as defined above) the Purchaser owns less than (i) a number of shares of Series E Preferred Stock equal to ninety percent of the aggregate number of shares of Series E Preferred Stock purchased by the Purchaser at all of the then applicable Closings or (ii) following the conversion by the Purchaser of the Series E Preferred Stock, a number of shares of Common Stock equal to ninety percent of the number of shares of Common Stock so converted, neither Elite nor its Board of Directors will be obligated to nominate Epic Directors or take any other action with respect to those actions described in (i), (ii) and/or (iii) above. No Epic Director may be removed from office for cause unless such removal is directed or approved by (x) a majority of the independent members of the Board of Directors and (y) all of the non-affected Epic Director (s). Any vacancies created by the resignation, removal or death of an Epic Director will be filled by the appointment of an additional Epic Director. Any Epic Director may be removed from office upon the request of the Purchaser, with or without cause. At such time as the Purchaser owns more than 50% of the issued and outstanding Common Stock or other voting securities of Elite, the number of Epic Directors that the Purchaser will be entitled to designate under the Epic Strategic Alliance Agreement will be equal to a majority of the Board of Directors.

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

At the Special Meeting of Stockholders, three Directors designated by Epic pursuant to the Epic Strategic Alliance Agreement were approved by holders of a majority vote of the outstanding shares of stock held by eligible stockholders.

For information regarding composition of the Board and voting rights in connection with Epic Strategic Alliance Agreement, refer to the “Risk Factors” under Item 1A, above, which are incorporated herein by reference.

Appointment of Chief Executive Officer and Chief Scientific Officer

Effective as of September 15, 2009, Elite Pharmaceuticals, Inc. (“Elite” or the “Company”) appointed Jerry I. Treppel as its Chief Executive Officer, and Ashok G Nigalaye, Ph.D. as its Chief Scientific Officer.  Dr. Nigalaye replaced Dr. Stuart Apfel, who resigned as Chief Scientific Officer on September 15, 2009.  Dr. Apfel also resigned as the Company’s Chief Medical Officer and no replacement has been appointed at this time.

Biographical information for Mr. Treppel and Dr. Nigalaye is included in the definitive proxy statement filed by the Company with the Securities and Exchange Commission on September 8, 2009 (the “Proxy Statement”) and is incorporated herein by this reference.  There are no family relationships between Mr. Treppel and Dr. Nigalaye and any of the Company’s directors or executive officers.  No decision regarding compensation that may be paid to Mr. Treppel for his services as Chief Executive Officer or to Dr. Nigalaye for his services as Chief Scientific Officer has yet been made.  Information about transactions between the Company and Epic Pharma LLC, an entity controlled by Dr. Nigalaye, is incorporated herein by reference from the Proxy Statement.

Mr. Treppel and Dr. Nigalaye each agreed to render services to the Company on a part-time basis and expect to devote approximately one week per month to the Company’s business.  While no longer acting in the capacity of Interim Chief Executive Officer, Chris Dick continues to provide full-time services to the Company as its President and Chief Operating Officer.

On September 21, 2009, the Company filed a Current Report on Form 8-K  announcing the appointment of Mr. Treppel as its Chief Executive Officer and Dr. Nigalaye as its Chief Scientific Officer, with such filing being incorporated herein by this reference.  On September 25, 2009, the Company filed an amendment to the Current Report on Form 8-K/A to provide additional information regarding the newly appointed officers, with such filing being incorporated herein by this reference.

Resignation of Director

On September 24, 2009, Dr. Melvin H. Van Woert resigned from the board of directors of Elite Pharmaceuticals, Inc.

On September 30, 2009, the Company filed a Current Report on Form 8-K announcing the resignation of Mr. Van Woert, which filing is incorporated herein by reference.

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

Results of Consolidated Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Our revenues for the three months ended September 30, 2009 were $776,216 an increase of $301,024 or approximately 63% over revenues for the comparable period of the prior year, and consisted of $538,941 in manufacturing fees and $237,275 in royalty fees. Revenues for the three months ended September 30, 2008, consisted of $405,005 in manufacturing fees and $70,187 in royalty fees.  Manufacturing fees increased by approximately 33% due to fluctuations in the number and timing of batches shipped each quarter because of seasonality of sales, and increased marketing efforts being made by the distributor of the products for whom we manufacture on a contract basis.  Royalties increased by approximately 238% due to growth of product sales.

Research and development costs for the three months ended September 30, 2009, were $259,326, a decrease of $937,385 or approximately 78% from $1,196,711 of such costs for the comparable period of the prior year.  Decreases were attributed to decreases in salaries and wages, consulting fees associated with the development of products and lower active pharmaceutical ingredient (“API”) costs for product development.  To conserve cash, we have reduced the number of our employees from 18 employees in September 2008, to 13 employees as of September 30, 2009.   Research and development costs are expected to increase, however, in future periods, once Phase III and other clinical trials for ELI-216 are initiated.  Additional funding is required for such research and development costs. Elite is currently scaling up the product and anticipates that it will begin its Phase III studies for this product upon the completion of a joint development and distribution agreement.

General and administrative expenses for the three months ended September 30, 2009, were $393,140, a decrease of $251,966, or approximately 39% from $645,106 of general and administrative expenses for the comparable period of the prior year. The decrease was primarily attributable to decreases in salaries, and fringe benefits offset by increases in legal and accounting fees.

Depreciation and amortization for the three months ended September 30, 2009 were $49,230, a decrease of $81,027, or approximately 62%, from $130,257 for the comparable period of the prior year. The decrease was due to the implementation of a manufacturing cost accounting system as of July 1, 2009 which more accurately allocates depreciation expense among manufacturing and other operations.

Other income/(expenses) (net) for the three months ended September 30, 2009 were $(3,293,803), a decrease in other income of $2,952,443 from the net expense of $(341,360) for the comparable period of the prior year.  The decrease in other income/(expenses) was due to derivative expenses related to changes in the fair value of our preferred shares and outstanding warrants of $2,904,053 and derivative interest expense of $299,352.  The derivative income and expense is resulting from a change in accounting principle required by the adoption of EITF 07-5 as of the beginning of the period.  Please refer to Note 2 of the financial statements in this Report for a discussion of the effects of this change in accounting principle.

As a result of the foregoing, our net loss for the three months ended September 30, 2009 was $3,672,312 compared to a loss of $2,237,813 for the three months ended September 30, 2008.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008

Our revenues for the six months ended September 30, 2009 were $1,590,091 an increase of $338,221 or approximately 27% over revenues for the comparable period of the prior year, and consisted of $1,204,005 in manufacturing fees and $386,086 in royalty fees. Revenues for the six months ended September 30, 2008, consisted of $1,093,292 in manufacturing fees and $158,578 in royalty fees.  Manufacturing fees increased by approximately 10% due to fluctuations in the number and timing of batches shipped each quarter because of seasonality of sales, and increased marketing efforts being made by the distributor of the products for whom we manufacture on a contract basis.  Royalties increased by approximately 143% due to growth of product sales.

Research and development costs for the six months ended September 30, 2009, were $510,418, a decrease of $2,033,272 or approximately 80% from $2,543,690 of such costs for the comparable period of the prior year.  Decreases were attributed to decreases in salaries and wages, consulting fees associated with the development of products and lower active pharmaceutical ingredient (“API”) costs for product development.  To conserve cash, we have reduced the number of our employees from 18 employees in September 2008, to 13 employees as of September 30, 2009.   Research and development costs are expected to increase, however, in future periods, once Phase III and other clinical trials for ELI-216 are initiated.  Additional funding is required for such research and development costs. Elite is currently scaling up the product and anticipates that it will begin its Phase III studies for this product upon the completion of a joint development and distribution agreement.

General and administrative expenses for the six months ended September 30, 2009, were $789,678, a decrease of $484,595, or approximately 38% from $1,274,273 of general and administrative expenses for the comparable period of the prior year. The decrease was primarily attributable to decreases in salaries, and fringe benefits offset by increases in legal and accounting fees.

Depreciation and amortization for the six months ended September 30, 2009 were 172,889, a decrease of $87,625, or approximately 33%, from $260,514 for the comparable period of the prior year. The decrease was due to the implementation of a manufacturing cost accounting system as of July 1, 2009 which more accurately allocates depreciation expense among manufacturing and other operations.

Other income/(expenses) (net) for the six months ended September 30, 2009 were $(1,308,763), a decrease in other income of $617,437 from the net expense of $(691,326) for the comparable period of the prior year.  The decrease in other income was due to derivative expenses related to changes in the fair value of our preferred shares and outstanding warrants of $1,366,496, derivative interest expense of $658,373 and discount in Series E issuance attributable to beneficial conversion features of $258,700 offset by other income recorded as the result of change in fair value of preferred share derivatives totaling $1,190,547.  The derivative income and expense is resulting from a change in accounting principle required by the adoption of EITF 07-5 as of the beginning of the period.  Please refer to Note 2 of the financial statements in this Report for a discussion of the effects of this change in accounting principle.

As a result of the foregoing, our net loss for the six months ended September 30, 2009 was $2,506,686 compared to a loss of $5,643,738 for the six months ended September 30, 2008.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), decreased to $375,772 as of September 30, 2009 from $758,676 as of March 31, 2009, primarily due to our net loss from operations, exclusive of non-cash charges.

We experienced negative cash flows from operations of $1,057,184 for the six months ended September 30, 2009, primarily due to our net loss from continuing operations of  $2,506,689,  increased by non cash charges totaling $2,930,161, which included depreciation and amortization of $250,053, inventory adjustments of $311,986, change in fair value of warrant derivative liabilities of $1,366,496, non cash interest expense related to the issuance of series E Preferred Stock of $258,700, dividends accruing to preferred share derivative liabilities of $658,373, non cash compensation satisfied by the issuance of common stock, options and warrants of $84,553 and reduced by non cash income related to the change in fair value of preferred share derivative liabilities of $1,190,547.   Please refer to Note 2 of the financial statements in this report for discussions on the fair value of preferred share and warrant derivatives, and interest expense recorded as a discount in the issuance of Series E Preferred Stock.

On November 15, 2004 and on December 18, 2006, our partner, ECR, launched Lodrane 24(R) and Lodrane 24D(R), respectively. Under its agreement with ECR, we are currently manufacturing commercial batches of Lodrane 24(R) and Lodrane 24D(R) in exchange for manufacturing margins and royalties on product revenues. Manufacturing revenues and royalty income earned for the six months ended September 30, 2009 and September 30, 2008 were $1,590,091 and $1,251,870, respectively. We expect future cash flows from manufacturing fees and royalties to provide additional cash to help fund its operations. However, no assurance can be given that we will generate any material revenues from the manufacturing fees and royalties of the Lodrane products.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had approximately nine months of cash available based on our current operations.  In October 2009, we also received $1 million from the second closing of the Epic Strategic Alliance Agreement as described above.  In June 2010, a third closing is anticipated in the Strategic Alliance Agreement with Epic Pharma where we would receive an additional $1 million and Elite is also receiving on a quarterly basis $62,500 over the next three years.   No assurance can be given that we will be able to complete these closings on a timely basis, or receive these payments, or consummate such other financing or strategic alternatives in the time necessary to avoid the cessation of our operations and liquidation of our assets. Moreover, even if we consummate such strategic transaction, or such other financing or strategic alternative, we may be required to seek additional capital in the future and there can be no assurances that we will be able to obtain such additional capital on favorable terms, if at all.

Based upon our current cash position, management has undertaken a review of our operations and implemented cost-cutting measures in an effort to eliminate any expenses which are not deemed critical to our current strategic objectives.  We will continue this process without impeding our ability to proceed with our critical strategic goals.

For the six months ended September 30, 2009, we expended $1,057,184 in operating activities which we funded through the $1,000,000 in gross proceeds raised through our private placement of its Series E Preferred Stock and manufacturing and royalty revenues resulting from the manufacture and sale of Lodrane 24® and Lodrane 24D ®. Our working capital at September 30, 2009 was approximately $376,000 compared with working capital of approximately $2,578,000 at September 30, 2008.  Cash and cash equivalents at September 30, 2009, were approximately $180,000, a decrease of approximately $1,351,000 from the $1,531,000 at September 30, 2008.

As of September 30, 2009, our principal source of liquidity was approximately $180,000 of cash and cash equivalents.   Additionally, we may have access to funds through the exercise of outstanding stock options and warrants. There can be no assurance that the exercise of outstanding warrants or options will generate or provide sufficient cash.

We had outstanding, as of September 30, 2009, bonds in the aggregate principal amount of $3,385,000 consisting of $3,140,000 of 6.5% tax exempt bonds with an outside maturity of September 1, 2030 and $245,000 of  9.0% bonds with an outside maturity of September 1, 2012.  The bonds are secured by a first lien on our facility in Northvale, New Jersey.  Pursuant to the terms of the bonds, several restricted cash accounts have been established for the payment of bond principal and interest.  Bond proceeds were utilized for the redemption of previously issued tax exempt bonds issued by the Authority in September 1999 and to refinance equipment financing, as well as provide approximately $1,000,000 of capital for the purchase of additional equipment for the manufacture and development at our facility of pharmaceutical products and the maintenance of a $415,500 debt service reserve.  All of the restricted cash, other than the debt service was expended within the year ended March 31, 2008.  Pursuant to the terms of the related bond indenture agreement, the Registrant is required to observe certain covenants, including covenants relating to the incurrence of additional indebtedness, the granting of liens and the maintenance of certain financial covenants.  As of September 30, 2009, we were in compliance with the bond covenants.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments and Foreign Exchange

We had no investments in marketable securities as of September 30, 2009 or assets and liabilities, which are denominated in a currency other than U.S. dollars or involve commodity price risks.

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to short-term instruments and short-term obligations; thus, fluctuations in interest rates do not have a material impact on the fair value of these securities. At September 30, 2009, we had approximately $180 thousand in cash and cash equivalents. A hypothetical 5% increase or decrease in either short-term or long-term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

PART II.           OTHER INFORMATION

ITEM 1.             Legal Proceedings

In the ordinary course of business we may be subject to litigation from time to time. Except as follows, there is no past, pending or, to our knowledge, threatened litigation or administrative action to which we are a party or of which our property is the subject (including litigation or actions involving our officers, directors, affiliates, or other key personnel, or holders of record or beneficially of more than 5% of any class of our voting securities, or any associate of any such party) which in our opinion has, or is expected to have, a material adverse effect upon our business, prospects, financial condition or operations.

Midsummer Investments, Ltd., et al. v. Elite Pharmaceuticals, Inc. – On or about September 22, 2009, Midsummer Investments, Ltd. and Bushido Capital Master Fund, LP (collectively, “Plaintiffs”) filed a complaint against the Company in the United States District Court, Southern District of New York (Case No. 09 CIV 8074).  The Plaintiffs asserted claims for breach of contract (injunctive relief and damages), anticipatory breach of contract (injunctive relief), conversion (injunctive relief and damages), and attorneys’ fees, arising out of a Securities Purchase Agreement and Certificate of Designation of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock.  Plaintiffs claim that they are entitled to a reduced conversion price of their Series D Preferred Stock, as a result of the Epic Strategic Alliance Agreement.  With their complaint, the Plaintiffs concurrently filed a request for preliminary injunction.  A hearing was held on the Plaintiffs’ request for a preliminary injunction on October 15, 2009.  At the hearing, Plaintiffs claimed that they had a substantial likelihood of succeeding on the merits of their claims and requested the delivery of 1,000,000 shares of common stock and a declaration that the conversion price of their Series D Preferred Stock is $0.05.  The Company opposed Plaintiffs’ contentions, claiming that Plaintiffs cannot establish a substantial likelihood of success, among other things.  After reviewing the evidence presented at the hearing, the Court agreed with the Company’s position at the hearing.  Accordingly, Plaintiffs’ request was denied pursuant to order of the Court entered on October 16, 2009.  Thereafter, Plaintiffs filed an amended complaint, asserting claims for breach of contract (injunctive relief and damages), anticipatory breach of contract (injunctive relief), conversion (damages) and attorneys’ fees, seeking compensatory damages of $7,455,363.00, delivery of 1,000,000 shares of common stock, a declaration that all future conversions of the Elite Series D Convertible Preferred Stock held by Plaintiffs is at a conversion price of $0.05, attorneys’ fees, interest and costs.  The Company disputes the claims, believes the lawsuit is without merit, and intends to vigorously defend against them.  The case is presently in the discovery stage.  Trial is presently scheduled to commence on February 22, 2010.

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

Although we have been in operation since 1990, we have a relatively short operating history and limited financial data upon which you may evaluate our business and prospects. In addition, our business model is likely to continue to evolve as we attempt to expand our product offerings and our presence in the generic pharmaceutical market. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that are attempting to move into new markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

●	develop new products;
●	obtain regulatory approval of our products;
●	manage our growth, control expenditures and align costs with revenues;
●	attract, retain and motivate qualified personnel; and
●	respond to competitive developments.

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

As of September 30, 2009, after giving effect to the initial closing of the Epic Strategic Alliance Agreement, we had cash reserves of $181,000 which permits us to continue at our anticipated level of operations, including, but not limited to, the continued development of our pipeline products, through October 2009.  The completion of all transactions contemplated by the Epic Strategic Alliance Agreement, including the consummation of the second and third closings thereof, is expected to provide additional funds to permit us to continue development of our product pipeline for more than two years.  Beyond two years, we anticipate that, with growth of Lodrane and the launch of the ANDA for a pain management generic product that we submitted last year with our co-development partner, The Pharma Network, Elite could be profitable. In addition, the commercialization of the Epic products developed at the Facility under the Epic Strategic Alliance Agreement is expected to add a new revenue source for Elite. However, there can be no assurances as to the growth, success of development or commercialization of these products.

Despite the successful completion of the initial and second closings of the Epic Strategic Alliance Agreement, there can be no assurances that we will be able to consummate the third closing pursuant to the terms and conditions of the Epic Strategic Alliance Agreement.  If such transactions are consummated, we will receive additional cash proceeds of $1.75 million.   Even if we were able to successfully complete the third closings of the Epic Strategic Alliance Agreement, we still may be required to seek additional capital in the future and there can be no assurances that we will be able to obtain such additional capital on favorable terms, if at all. For additional information regarding the Epic Strategic Alliance Agreement, please see our disclosures under “Epic Strategic Alliance Agreement” in this report, in Note 10 to the financial statements in this report, in Item 7 of Part II of our Annual Report on Form 10-K, and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009 and June 5, 2009, which such disclosures are incorporated herein by reference.

If we are unable to obtain additional financing needed for the expenditures for the development and commercialization of our drug products, it would impair our ability to continue to meet our business objectives.

We continue to require additional financing to ensure that we will be able to meet our expenditures to develop and commercialize our products.  As of September 30, 2009, after giving effect to the initial closing of the Epic Strategic Alliance Agreement, we had cash and cash equivalents of $181,000. We believe that our existing cash and cash equivalents plus revenues from sale of our Lodrane 24® and Lodrane 24D® products and successful completion of the second closing of the Epic Strategic Alliance Agreement on October 30, 2009 will be sufficient to fund our anticipated operating expenses and capital requirements through June 2010.  We will require additional funding in order to continue to operate thereafter.   If the third closing of the transactions contemplated by the Epic Strategic Alliance Agreement is not closed on a timely basis, or if another financing or strategic alternative providing sufficient resources to allow us to continue operations is not consummated upon exhaustion of our current capital, we will be required to cease operations and liquidate our assets. No assurance can be given that we will be able to consummate the second and third closings under the Epic Strategic Alliance Agreement on a timely basis, or consummate such other financing or strategic alternative in the time necessary to avoid the cessation of our operations and liquidation of our assets. Moreover, even if we consummate the second and third closings under the Epic Strategic Alliance Agreement, or such other financing or strategic alternative, we may be required to seek additional capital in the future and there can be no assurances that we will be able to obtain such additional capital on favorable terms, if at all.

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

This regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of our product candidates, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that our product candidates are both safe and effective for each indication where approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we might submit for regulatory approval any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use.

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

In order to obtain FDA approval to market a new drug product, we must demonstrate proof of safety and effectiveness in humans. To meet these requirements, we must conduct extensive preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming, and expensive process. Completion of necessary clinical trials may take several years or more. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

●	ineffectiveness of our product candidate or perceptions by physicians that the product candidate is not safe or effective for a particular indication;
●	inability to manufacture sufficient quantities of the product candidate for use in clinical trials;
●	delay or failure in obtaining approval of our clinical trial protocols from the FDA or institutional review boards;
●	slower than expected rate of patient recruitment and enrollment;
●	inability to adequately follow and monitor patients after treatment;
●	difficulty in managing multiple clinical sites;
●	unforeseen safety issues;
●	government or regulatory delays; and
●	clinical trial costs that are greater than we currently anticipate.

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

●
collaborations and licensing arrangements may be terminated, in which case we will experience increased operating expenses and capital requirements if we elect to pursue further development of the related product candidate;

●	collaborators and licensees may delay clinical trials and prolong clinical development, under-fund a clinical trial program, stop a clinical trial or abandon a product candidate;
●	expected revenue might not be generated because milestones may not be achieved and product candidates may not be developed;
●	collaborators and licensees could independently develop, or develop with third parties, products that could compete with our future products;
●	the terms of our contracts with current or future collaborators and licensees may not be favorable to us in the future;
●
a collaborator or licensee with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;

●	disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant and costly litigation or arbitration;
●
one or more third-party developers could obtain approval for a similar product prior to the collaborator or licensee resulting in unforeseen price competition in connection with the development product; and

●
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

As we expand our presence in the generic pharmaceuticals market our product candidates may face intense competition from brand-name companies that have taken aggressive steps to thwart competition from generic companies. In particular, brand-name companies continue to sell or license their products directly or through licensing arrangements or strategic alliances with generic pharmaceutical companies (so-called “authorized generics”). No significant regulatory approvals are required for a brand-name company to sell directly or through a third party to the generic market, and brand-name companies do not face any other significant barriers to entry into such market. In addition, such companies continually seek to delay generic introductions and to decrease the impact of generic competition, using tactics which include:

●	obtaining new patents on drugs whose original patent protection is about to expire;
●	filing patent applications that are more complex and costly to challenge;
●	filing suits for patent infringement that automatically delay approval of the FDA;
●	filing citizens’ petitions with the FDA contesting approval of the generic versions of products due to alleged health and safety issues;
●	developing controlled-release or other “next-generation” products, which often reduce demand for the generic version of the existing product for which we may be seeking approval;
●	changing product claims and product labeling;
●	developing and marketing as over-the-counter products those branded products which are about to face generic competition; and
●	making arrangements with managed care companies and insurers to reduce the economic incentives to purchase generic pharmaceuticals.

These strategies may increase the costs and risks associated with our efforts to introduce our generic products under development and may delay or prevent such introduction altogether.

If our product candidates do not achieve market acceptance among physicians, patients, health care payers and the medical community, they will not be commercially successful and our business will be adversely affected.

The degree of market acceptance of any of our approved product candidates among physicians, patients, health care payers and the medical community will depend on a number of factors, including:

●	acceptable evidence of safety and efficacy;
●	relative convenience and ease of administration;

●	the prevalence and severity of any adverse side effects;
●	availability of alternative treatments;
●	pricing and cost effectiveness;
●	effectiveness of sales and marketing strategies; and
●	ability to obtain sufficient third-party coverage or reimbursement.

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

Further, a significant portion of our raw materials may be available only from foreign sources. Foreign sources can be subject to the special risks of doing business abroad, including:

●	greater possibility for disruption due to transportation or communication problems;
●	the relative instability of some foreign governments and economies;
●	interim price volatility based on labor unrest, materials or equipment shortages, export duties, restrictions on the transfer of funds, or fluctuations in currency exchange rates; and
●	uncertainty regarding recourse under dependable legal system for the enforcement of contracts and other rights.

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

The design, development and manufacture of our products involve an inherent risk of product liability claims. We have procured product liability insurance; however, a successful claim against us in excess of the policy limits could be very expensive to us, damaging our financial position. The amount of our insurance coverage, which has been limited due to our limited financial resources, may be materially below the coverage maintained by many of the other companies engaged in similar activities. To the best of our knowledge, no product liability claim has been made against us as of September 30, 2009.

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

The market price for the publicly traded stock of pharmaceutical companies is generally characterized by high volatility. There has been significant volatility in the market prices for our Common Stock.  For the twelve months ended March 31, 2009, the closing sale price on the American Stock Exchange (“AMEX”) of our Common Stock fluctuated from a high of $0.83 per share to a low of $0.03 per share.  The price per share of our Common Stock may not exceed or even remain at current levels in the future. The market price of our Common Stock may be affected by a number of factors, including:

●	Results of our clinical trials;
●	Approval or disapproval of our ANDAs or NDAs;
●	Announcements of innovations, new products or new patents by us or by our competitors;
●	Governmental regulation;
●	Patent or proprietary rights developments;
●	Proxy contests or litigation;
●	News regarding the efficacy of, safety of or demand for drugs or drug technologies;
●	Economic and market conditions, generally and related to the pharmaceutical industry;
●	Healthcare legislation;
●	Changes in third-party reimbursement policies for drugs;
●	Fluctuations in our operating results;
●	Commercial success of the eight drug products of Epic identified under the Epic Strategic Alliance Agreement; and
●	Our ability to consummate the second and third closings of the transactions contemplated by the Epic Strategic Alliance Agreement

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

If Elite and Epic consummate the second and third closings under the Epic Strategic Alliance Agreement, Elite will have issued to Epic an aggregate of 2,000 shares of Series E Preferred Stock, convertible into an aggregate of 40,000,000 shares of Common Stock, and warrants to purchase an additional 80,000,000 shares of Common Stock. If Epic converts such shares of Series E Preferred Stock into shares of Common Stock and exercises such warrants shares of Common Stock, the existing holders of our Common Stock will experience substantial dilution.

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

You should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers;
●	“Boiler room” practices involving high-pressure sales tactics;
●	Manipulation of prices through prearranged matching of purchases and sales;
●	The release of misleading information;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●	Dumping of securities by broker-dealers after prices have been manipulated to a desired level, which hurts the price of the stock and causes investors to suffer loss.

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

Pursuant to the Epic Strategic Alliance Agreement, subject to the satisfaction of certain conditions precedent contained therein, the purchaser will not, without the prior written consent of Elite, transfer any Common Stock acquired by it upon conversion of the Series E Preferred Stock or otherwise acquired or purchased under the Alliance Agreement or the other transaction documents for a period commencing on the Initial Closing Date and ending on the later of (a) the date immediately following the first anniversary of the Initial Closing Date and (b) the Third Closing Date (such period, the “Lock-Up Period”).

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

In July 2009, we issued 4,236,856 shares of our common stock to the holders of our Series B, C and D Preferred Stock.   These shares were issued pursuant to an exemption from registration under Regulation D.  The shares were issued in satisfaction of our obligation to pay $299,460 in dividends earned and accrued during the quarter ended June 30, 2009.  We did not receive any proceeds in exchange for the issuance of these securities.

We expect to also pay the dividends to the holders of our Series C  Preferred Stock relating to the quarters ended December 31, 2008 and March 31, 2009 by means of the issuance of common shares and is in the process of executing the necessary waivers to do so.  We expect  to have such required waivers executed subsequent to the filing of this Report.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.             OTHER INFORMATION

None.

ITEM 6.             EXHIBITS

The exhibits listed in the index below are filed as part of this report.

Exhibit Number	Description

10.1	Employment Agreement with Chris Dick, President & COO dated November 13, 2009

10.2	Employment Agreement with Carter J. Ward, Chief Financial Officer, dated November 13, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

Date:	November 13, 2009	/s/ Jerry Treppel
Jerry Treppel
Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2009	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)