Form 10-Q
period 2010-06-30
ELITE PHARMACEUTICALS INC /DE/
filed 2010-08-16
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                     June 30, 2010

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 9, 2010 the issuer had outstanding 87,352,981 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and
	March 31, 2009 (audited)	F-1 – F-2

	Condensed Consolidated Statements of Operations for the three months
	ended June 30, 2010 (unaudited) and June 30, 2009 (unaudited)	F-3

	Condensed Consolidated Statement of Changes in Stockholders’ Equity
	for the three months ended June 30, 2010 (unaudited)	F-4

	Condensed Consolidated Statements of Cash Flows for the three months
	ended June 30, 2010 (unaudited) and June 30, 2009 (unaudited)	F-5

	Notes to Condensed Consolidated Financial Statements	F-6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6

Item 4	Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	7
Item 1A.	Risk Factors	10
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults upon Senior Securities	10
Item 4.	Removed and reserved	10
Item 5.	Other Information	11
Item 6.	Exhibits	11

SIGNATURES		15

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$389,884	$578,187
Accounts receivable, (net of allowance for doubtful accounts of zero)	294,851	404,961
Inventories (net of allowance of $494,425 and $ 494,425, respectively)	1,296,444	1,371,292
Prepaid expenses and other current assets	87,339	131,507

Total current assets	2,068,517	2,485,143

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,838,297 and $3,840,279, respectively	3,959,878	4,095,814

INTANGIBLE ASSETS – net of accumulated amortization of zero	338,119	96,407

OTHER ASSETS
Investment in Novel Laboratories Inc.	3,329,322	3,329,322
Security deposits	27,778	14,652
Restricted cash – debt service for EDA bonds	351,377	294,836
EDA Bond offering costs, net of accumulated amortization of $68,300 and $64,767, respectively	286,152	289,685

Total other assets	3,994,629	4,024,902

TOTAL ASSETS	$10,361,144	$10,606,663

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS  (DEFICIT) EQUITY
	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
CURRENT LIABILITIES
EDA Bonds payable	$3,385,000	$3,385,000
Short term loans and current portion of long-term debt	12,061	82,302
Accounts payable and accrued expenses	954,096	986,777
Preferred share derivative interest payable	363,919	306,440

Total Current Liabilities	4,6715,076	4,760,519

LONG TERM LIABILITIES
Long-term debt, less current portion	16,706	19,823
Derivative Liability – Preferred Shares	13,999,102	7,924,763
Derivative Liability – Warrants	6,675,722	8,499,423

Total Long-Term Liabilities	20,691,530	16,444,009

Total Liabilities	25,406,606	21,204,528

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS (DEFICIT) EQUITY

Common Stock – par value of $0.001, Authorized 355,516,558
Issued and outstanding – 87,352,981 shares and 83,950,168 shares, as of June 30 and March 31, 2010, respectively	87,353	83,950

Additional paid-in capital	91,222,292	90,903,896

Accumulated deficit	(106,048,266)	(101,278,870)

Treasury stock, at cost (100,000 common shares)	(306,841)	(306,841)

Total Stockholders (Deficit) / Equity	(15,045,462)	(10,597,865)

TOTAL LIABILITIES AND STOCKHOLDERS (DEFICIT) EQUITY	$10,361,144	$10,606,663

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2010 (unaudited)		2009 (unaudited)
REVENUES:
Manufacturing Revenues		$567,069	$665,064
Lab Fee Revenues		83,817	—
Royalties		181,034	148,811
Total Revenues		831,920	813,875

Cost of Revenues		411,671	862,000
Gross Profit		420,249	(48,125)

OPERATING EXPENSES
Research and Development		165,008	251,092
General and Administrative		258,321	396,537
Non-cash compensation through issuance of stock options and warrants		15,358	55,363
Depreciation and amortization		78,331	125,542
Total Operating Expenses		517,018	828,534

LOSS FROM OPERATIONS		(96,769)	(876,659)

OTHER INCOME / (EXPENSES):
Interest expense		(58,069)	(69,979)
Change in fair value of outstanding warrant derivatives		1,823,701	154,326
Change in fair value of preferred share derivatives		(6,074,338)	2,561,527
Interest expense attributable to dividends accrued to preferred share derivative liabilities		(363,919)	(359,021)
Discount in Series E issuance attributable to beneficial conversion features		—	(258,700)
Total Other Expense		(4,672,625)	2,028,153

INCOME / (LOSS) BEFORE PROVISION FOR INCOME TAXES		(4,769,394)	1,151,494

Provision for Income Taxes		—	—

NET INCOME / (LOSS)		(4,711,915)	1,151,494

NET INCOME / (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS		$(4,769,394)	$1,151,494

NET INCOME / (LOSS) PER SHARE
BASIC	$	(0.05)	$0.02
DILUTED	$	(0.05)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDINGS
BASIC		87,094,071	66,240,476
DILUTED			128,304,240

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S (DEFICIT) EQUITY
(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders Equity

Balance at March 31, 2010	83,950,168	$83,950	$90,903,897	100,000	$(306,841)	$(101,278,871)	$(10,597,866)

Net Loss						(4,769,395)	(4,769,395)

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	3,402,813	3,403	303,307				306,440

Non-cash compensation through issuance of stock options			15,358				15,358

Balance at June 30, 2010	87,352,981	$87,353	$91,222,292	100,000	$(306,841)	$(106,048,266)	$(15,045,462)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2010 (unaudited)	2009 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income / (Loss)	$(4,769,394)	$1,151,494
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	121,344	125,542
Inventory adjustment	—	311,986
Change in fair value of warrant derivative liability	(1,823,701)	(154,326)
Change in fair value of preferred shares derivative liability	6,074,338	(2,561,527)
Discount in Series E issuance attributable to embedded beneficial conversion feature	—	258,700
Preferred shares derivative interest satisfied by the issuance of common stock	306,440	359,021
Non-cash compensation satisfied by the issuance of common stock, options and warrants	15,358	55,363
Other	208	—
Changes in assets and liabilities:
Accounts and interest receivable	140,111	1,177
Inventories	74,849	(47,163)
Prepaid expenses and other current assets	44,168	(10,755)
Security deposit	(13,126)	14,073
Accounts payable, accrued expenses and other current liabilities	(120,444)	16,798
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	50,151	(479,617)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(12,082)	—
Costs incurred for intellectual property assets	(166,714)	—
(Deposits) to / Withdrawals from restricted cash, net	(56,541)	(36,916)
NET CASH USED IN INVESTING ACTIVITIES	(235,337)	(36,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Other loan payments	(3,117)	(2,928)
Proceeds from issuance of Series E Convertible Preferred Stock and Warrants	—	1,000,000
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	(3,117)	997,072

NET CHANGE IN CASH AND CASH EQUIVALENTS	(188,303)	480,539

CASH AND CASH EQUIVALENTS – beginning of period	578,187	282,578
CASH AND CASH EQUIVALENTS – end of period	$389,884	$763,117

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

NOTE 1 -	BASIS OF PRESENTATION AND LIQUIDITY

The information in this quarterly report on Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the “Company”) for the three months ended June 30, 2010 and 2009.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted for interim financial statement presentation.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

The financial results for the interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.  There have been no changes in significant accounting policies since March 31, 2010.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2011; therefore a current provision for income tax was not established for the three months ended June 30, 2010. Only the minimum liability required for state corporation taxes was considered.

The accompanying unaudited condensed consolidated financial statements were prepared on the assumption that the Company will continue as a going concern.  The Company continues to generate losses and negative cash flow from operations and does not anticipate being profitable for fiscal year 2011.  As of June 30, 2010, we had cash and cash equivalents of $389,884. We believe that our existing cash and cash equivalents plus revenues from the sale of our Lodrane 24® and Lodrane 24D® products, will be sufficient to fund our anticipated operating expenses and capital requirements through July 2011.  We will require additional funding in order to continue to operate thereafter.   If the third closing of the transactions contemplated by the Epic Strategic Alliance Agreement is not completed on a timely basis, or if another financing or strategic alternative providing sufficient resources to allow us to continue operations is not consummated upon exhaustion of our current capital, we will be required to cease operations and liquidate our assets. No assurance can be given that we will be able to consummate the third closing under the Epic Strategic Alliance Agreement on a timely basis, or consummate another financing or strategic alternative in the time necessary to avoid the cessation of our operations and liquidation of our assets. Moreover, even if we consummate the third closing under the Epic Strategic Alliance Agreement, or another financing or strategic alternative, we may be required to seek additional capital in the future and there can be no assurances that the Company will be able to obtain such additional capital on favorable terms, if at all.

NOTE 2 -	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances.

NOTE 3 -	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

NOTE 4 -	INTANGIBLE ASSETS

Costs to acquire intangible assets, such as asset purchases of Abbreviated New Drug Applications (“ANDA’s”) which are approved by the FDA or costs incurred in the application of patents are capitalized and amortized on the straight-line method, based on their estimated useful lives ranging from five to fifteen years, commencing upon approval of the patent or site transfers required for commercialization of an acquired ANDA.  Such costs are charged to expense if the patent application or ANDA site transfer is unsuccessful.

As of June 30, 2010, the following costs were recorded as intangible assets on the Company’s balance sheet:

Intangible assets at March 31, 2010 (audited)
Patent application costs	96,407
ANDA acquisitions	—

Intangible asset costs capitalized during the quarter ended June 30, 2010
Patent application costs	16,712
ANDA acquisition costs	225,000

Amortization of intangible assets during the quarter ended June 30, 2010
Patent application costs	—
ANDA acquisition costs	—

Intangible assets at June 30, 2010 (unaudited)
Patent application costs	113,119
ANDA acquisition costs	225,000
Total	$338,119

The costs incurred in patent applications totaling $16,712 for the quarter ended June 30, 2010 were all related to our abuse resistant and extended release opioid product lines.  The Company is continuing its efforts to achieve approval of such patents.  Additional costs incurred in relation to such patent applications will be capitalized as intangible assets, with amortization of such costs to commence upon approval of the patents.

The ANDA acquisition costs of $225,000 during the quarter ended June 30, 2010, are related to our acquisition of the Hydromorphone 8mg ANDA.  Please refer to the current report on Form 8-K filed with the SEC on May 24, 2010, such filing being herein incorporated by this reference, for further details on this acquisition.  The Company is in the process of complying with all FDA and DEA requirements which are a prerequisite to achieving our manufacture and commercialization of the Hydromorphone 8mg ANDA.  Amortization of the costs incurred to acquire the ANDA is to commence upon the Company’s commercialization of such.

NOTE 5 -	NJEDA BONDS

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products.

Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a $415,500 Debt Service Reserve Fund consisting of $366,000 from the Series A Notes proceeds and $49,500 from the Series B Notes proceeds. The Debt Service Reserve is maintained in restricted cash accounts that are classified in Other Assets. $1,274,311 of the proceeds had been deposited in a short-term restricted cash account to fund the purchase of manufacturing equipment and development of the Company’s facility. As of June 30, 2010, all of these proceeds were utilized to upgrade the Company’s manufacturing facilities and for the purchase of manufacturing and laboratory equipment.

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $3,533 and $3,546 for the three months ended June 30, 2010 and 2009, respectively.

The NJED Bonds require the Company to make an annual principal payment on September 1st of varying amounts as specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal at the applicable rate for the semi-annual period just ended.

The principal payment due on September 1, 2009, totaling $210,000 and the interest payments due on September 1, 2009 and March 1, 2010, totaling $120,775 and $113,075, respectively were all paid from the debt service reserve held in the restricted cash account, due to the Company not having sufficient available funds to make such payments when due.  Pursuant to the terms of the NJED Bonds, the Company is required to replenish any amounts withdrawn from the debt service reserve and used to make principal or interest payments in six monthly installments, each being equal to one-sixth of the amount withdrawn and with the first installment due on the 15th of the month in which the withdrawal from debt service reserve occurred and the remaining five monthly payments being due on the 15th of the five immediately subsequent months. The Company has, to date, made all payments required in relation to the withdrawals made from the debt service reserve on September 1, 2009 and March 1, 2010.  The Company is required to make one additional payment of $18,846 on August 15, 2010, in order to fully replenish the March 1, 2010 withdrawal from the debt service reserve.

Principal payments totaling $225,000 and interest payments totaling $113,075 are due on September 1, 2010.  The Company does not expect to have sufficient available funds to make such payments when due, and accordingly, expect such payments to be made via the withdrawal of funds from the debt service reserve, in the same manner as was done for the principal and interest payment of September 1, 2009.

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

NOTE 6 -	DERIVATIVE LIABILITIES

Accounting Standard Codification “ASC” 815 – Derivatives and Hedging, which provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives.  These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company.  As the conversion features within, and the detachable warrants issued with the Company’s Series B, Series C, Series D and Series E Preferred Stock, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities and lower prices in the future, we have concluded that the instruments are not indexed the Company’s stock and are to be treated as derivative liabilities.

Preferred Stock Derivative Liabilities

	Series B	Series C	Series D	Series E	Total
Preferred shares Outstanding	896	5,418	9,008	2,000	17,322

Underlying common shares into which Preferred may convert	574,076	3,365,217	128,692,014	73,237,823	205,869,131

Closing price on valuation date	$0.068	$0.068	$0.068	$0.068	$0.068

Preferred stock derivative liability at June 30, 2010	$39,037	$228,835	$8,751,057	$4,980,172	$13,999,102

Preferred stock derivative liability at March 31, 2010	$48,796	$286,043	$3,828,163	$3,761,761	$7,924,763

Change in preferred stock derivative liability for the three months ended June 30, 2010	$(9,759)	$(57,209)	$4,922,895	$1,218,412	$6,074,339

Warrant Derivative Liabilities
The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	Mar 31 2010	Jun 30 2010
Risk-Free interest rate	2.4% - 3.3%	0.3% - 2.4%
Expected volatility	126% - 214%	120% - 210%
Expected life (in years)	0.5 – 6.6	0.3 – 6.3
Expected dividend yield	—	—
Number of warrants	125,299,740	125,299,740

Fair value – Warrant Derivative Liability	$8,499,423	$6,675,722

Change in warrant derivative liability for the quarter ended		$(1,823,701)

The risk free interest rate was based on rates established by the Federal Reserve.  The expected volatility was based on the historical volatility of the Company’s share price for periods equal to the expected life of the outstanding warrants at each valuation date.  The expected dividend rate was based on the fact that the Company has not historically paid dividends on common stock and does not expect to pay dividends on common stock in the future.

NOTE 7      -       PREFERRED SHARE DERIVATIVE INTEREST PAYABLE

Preferred share derivative interest payable as of June 30, 2010 consisted of $306,440 in derivative interest accrued as of June 30, 2010.  The full amount of derivative interest payable as of June 30, 2010 was paid via the issuance of 4,482,629 shares of common stock in July 2010.

NOTE 8     -        STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended June 30, 2010, the Company issued 3,402,813 shares of common stock in lieu of cash in payment of interest expense for the quarter ended March 31, 2010, totaling $306,440 due to holders of the Company’s Series B, Series C and Series D Preferred Share derivative instruments.

Options

At June 30, 2010, the Company had 2,272,000 options fully vested and outstanding with exercise prices ranging from $0.06 to $3.00 per share; each option representing the right to purchase one share of common stock.  In addition, there are 850,000 options, issued to current employees pursuant to the Company’s 2004 Stock Option Plan which are outstanding and not vested, with an exercise price of $0.10 per share.  These 850,000 options are scheduled to vest in equal annual increments on January 18, 2011, 2012 and 2013 and require that the employee awarded such options be employed by the Company on the vesting date.

NOTE 9     -        PER SHARE INFORMATION

Basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net (loss) income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  GAAP requires the presentation of both Basic and Diluted EPS, if such Diluted EPS is not anti-dilutive, on the face of Company’s Condensed Statements of Operations.  Diluted earnings per share is not presented for the three months ended June 30, 2010, because the effect of the Company’s common stock equivalents is anti-dilutive.

	For the Three Months Ended June 30, 2010		For the Three Months Ended June 30, 2009
Numerator
Net Income (loss) attributable to common shareholders		$(4,711,914)	$1,154,494

Denominator
Weighted-average shares of common stock outstanding		87,094,071	66,240,476
Dilutive effect of stock options, warrants and convertible securities		—	62,063,764

Net (loss) income per share
Basic	$	(0.05)	$0.02
Diluted		—	$0.01

NOTE 10     -      SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 16, 2010, the date the accompanying financial statements were issued.  The following are material subsequent events:

Common shares issued in lieu of cash in payment of derivative interest expense
Derivative interest expense related to the Preferred Share derivatives due and payable as of June 30, 2010 were paid during July 2010 through the issuance of 4,482,629 shares of common stock.

Common shares issued pursuant to litigation settlement
Pursuant to the Stipulation of Settlement and Release dated June 25, 2010 (the “Settlement Agreement”) entered into by the Company with Midsummer Investments Ltd (“Midsummer”) and Bushido Master Capital Fund LP (“Bushido”, and together with Midsummer, the “Plaintiffs”), the Company agreed to issue certain shares of common stock to the Plaintiffs and their respective affiliates in satisfaction of the Company’s obligation pay certain previously accrued but unpaid dividends through March 31, 2010 owing to the Plaintiffs and their respective affiliates.  Accordingly 821,135 shares of common stock were issued in July 2010 in satisfaction of this condition of the Settlement Agreement.

For further details on the Settlement Agreement, please refer to the current report on Form 8-K issued on July 1, 2010, with such filing being herein incorporated by this reference.

Lease Agreement for Facility Expansion

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

This property requires significant leasehold improvements and qualification as a prerequisite to achieving suitability for such intended future use. It is expected that approximately 3,500 square feet of this property will be constructed and qualified as suitable for use for storage of pharmaceutical finished goods, raw materials, equipment and documents on or before the expiration of the lease for the current warehouse at 80 Oak Street.

Leasehold improvements and qualification as suitable for manufacturing, packaging and distribution operations are expected to be achieved within two years from the beginning of the lease term. These are estimates based on current project plans, which are subject to change. There can be no assurance that the construction and qualification will be accomplished during the estimated time frames, or that the property located at 135 Ludlow Avenue, Northvale, New Jersey will ever achieve qualification for intended future utilization.

Minimum 5 year payments* for the leasing of 15,000 square feet at 135 Ludlow are as follows:

Fiscal year ended March 31, 2011	$19,689
Fiscal year ended March 31, 2012	79,248
Fiscal year ended March 31, 2013	81,228
Fiscal year ended March 31, 2014	83,259
Fiscal year ended March 31, 2015	85,344
Total Minimum 5 year lease payments	$348,768

* Minimum lease payments are exclusive of additional expenses related to certain expenses incurred in the operation and maintenance of the premises, including, without limitation, real estate taxes and common area charges which may be due under the terms and conditions of the lease, but which are not quantifiable at the time of filing of this quarterly report on Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO THE
THREE MONTH PERIOD ENDED JUNE 30, 2009
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

Overview

We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled-release products, using proprietary technology. Our strategy includes improving off-patent drug products for life cycle management and developing generic versions of controlled-release drug products with high barriers to entry. Our technology is applicable to the development of delayed-, sustained- or targeted-release pellets, capsules, tablets, granules and powders.

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

FDA Approval for generic Methadone tablets

On December 2, 2009, the Company and ThePharmaNetwork, LLC (“TPN”) announced the approval of an Abbreviated New Drug Application for methadone hydrochloride 10mg tablets by the U.S. Food and Drug Administration (“FDA”).  Elite and TPN co-developed the product and the ANDA was filed under the TPN name.

A current report on form 8-K was filed on December 2, 2009 in relation to this announcement, such filing being incorporated herein by this reference.

Elite Purchased A Generic Hydromorphone HCl Product

On May 18, 2010, Elite executed an asset purchase agreement with Mikah Pharma LLC. Under that agreement we completed the acquisition from Mikah of an Abbreviated New Drug Application (Hydromorphone Hydrochloride Tablets USP, 8 mg) for aggregate consideration of $225,000, comprised of an initial payment of $150,000, which was made on May 18, 2010.  A second payment of $75,000 was due to be paid to Mikah on June 15, 2010 and is recorded in accounts payable as of June 30, 2010.  The Company may, at its election, make this payment in cash or by issuing to Mikah 937,500 shares of the Company’s common stock.  Elite is transferring the process to the Facility in Northvale, NJ where it intends to manufacture the product.  Elite will engage a third party to distribute and sell the product.

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

Lodrane 24®, was first commercially offered in November 2004 and Lodrane 24D® was first commercially offered in December 2006.  Elite’s revenues for manufacturing these products and a royalty on sales for the quarters ended June 30, 2010 and 2009 aggregated $748,103 and, $813,875, respectively.

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

Novel Labs Investment

At the end of 2006, Elite entered into an agreement with VGS Pharma, LLC (“VGS”) and created Novel Laboratories, Inc. (“Novel”), a privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals. Novel's business strategy is to focus on its core strength in identifying and timely executing niche business opportunities in the generic pharmaceutical area. Elite owns approximately 10% of the outstanding shares of Class A Voting Common Stock of Novel.  To date, Elite has received no distributions or dividends from this investment.

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

Results of Consolidated Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Our revenues for the three months ended June 30, 2010 were $831,920 an increase of $18,045 or approximately 2% over revenues for the comparable period of the prior year, and consisted of $567,069 in manufacturing fees, 83,817 in lab fees and $181,034 in royalty fees. Revenues for the three months ended June 30, 2009, consisted of $665,064 in manufacturing fees and $148,811 in royalty fees.  Manufacturing fees decreased by approximately 15% due in large part to timing of orders and shipments.  Royalties increased by approximately 22% due to the growth of product sales.

Research and development costs for the three months ended June 30, 2010 were $165,008, a decrease of $86,084 or approximately 34% from $251,092 of such costs for the comparable period of the prior year.  Decreases were attributed to decreases in employee costs and consulting fees associated with the development of products and lower active pharmaceutical ingredient costs for product development.

General and administrative expenses for the three months ended June 30, 2010, were $258,321, a decrease of $138,216, or approximately 35% from $396,537 of general and administrative expenses for the comparable period of the prior year.  The decrease was primarily due to continued cost reduction initiatives throughout all aspects of our operations.

Depreciation and amortization for the three months ended June 30, 2010 was $78,331, a decrease of $47,211, or approximately 38%, from $125,542 for the comparable period of the prior year. The decrease was due to the implementation of a manufacturing cost accounting system as of July 1, 2009 which more accurately allocates depreciation expense among manufacturing and other operations.

Non-cash compensation through the issuance of stock options and warrants for the three months ended June 30, 2010 was $15,358, a decrease of $40,005, or approximately 72% from $55,363 for the comparable period of the prior year.  The decrease was due to the timing of the amortization schedule established at the time of issuance of the related stock options and warrants.

Other income/(expenses) for the three months ended June 30, 2010 were $(4,615,146), a decrease in other income of $6,643,298 from the net other income of  $2,028,152 for the comparable period of the prior year.  The decrease in other income/(expenses) was due to derivative expenses related to changes in the fair value of our preferred shares and outstanding warrants of $(4,250,637), and derivative interest expense of $(306,440)

As a result of the foregoing, our net loss for the three months ended June 30, 2010 was $4,711,915 compared to a net income of $1,151,494 for the three months ended June 30, 2009.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), decreased to a deficit of $2,589,078 as of June 30, 2010 from a working capital deficit of $2,274,572 as of March 31, 2010, primarily due to our net loss from operations, exclusive of non-cash charges.

We experienced a positive cash flow from operations of $95,151 for the three months ended June 30, 2010, primarily due to our net loss from continuing operations of  $4,711,915,  increased by non cash charges totaling $4,807,066, which included depreciation and amortization of $121,344,  change in fair value of warrant derivative liabilities of $(1,823,701), change in fair value of preferred share derivative liabilities of $6,074,338, dividends accruing to preferred share derivative liabilities of $306,440, non cash compensation satisfied by the issuance of common stock, options and warrants of $15,358.

On November 15, 2004 and on December 18, 2006, our partner, ECR Pharmaceuticals, launched Lodrane 24® and Lodrane 24D®, respectively. Under our agreement with ECR, we are currently manufacturing commercial batches of Lodrane 24® and Lodrane 24D® in exchange for manufacturing margins and royalties on product revenues. Manufacturing revenues and royalty income earned for the three months ended June 30, 2010 and June 30, 2009 were $748,103 and $813,875, respectively. We expect future cash flows from manufacturing fees and royalties to provide additional cash to help fund our operations. However, no assurance can be given that we will generate any material revenues from the manufacturing fees and royalties of the Lodrane products.

Liquidity and Capital Resources

Going concern considerations

As of June 30, 2010, after giving effect to the initial and second closings of the Epic Strategic Alliance Agreement, we had cash reserves of $389,884 which permits us to continue at our anticipated level of operations, including, but not limited to, the continued development of our pipeline products, through July 2011.  The completion of all transactions contemplated by the Epic Strategic Alliance Agreement, including the consummation of the third closing thereof, is expected to provide additional funds to permit us to continue development of our product pipeline for more than two years.  Beyond two years, we anticipate that, with growth of Lodrane and the launch of the generic methadone product co-developed with The Pharma Network and recently approved by the FDA, and Hydromorphone 8mg recently acquired pursuant to an asset purchase agreement with Mikah Pharma LLC, Elite could be profitable. In addition, the commercialization of the products developed at the Facility under the Epic Strategic Alliance Agreement is expected to add a new revenue source for Elite. However, there can be no assurances as to the growth, success of development or commercialization of these products.

Despite the successful completion of the initial and second closings of the Epic Strategic Alliance Agreement, there can be no assurances that we will be able to consummate the third closing pursuant to the terms and conditions of the Epic Strategic Alliance Agreement.  If such transactions are consummated, we will receive additional cash proceeds of $1.6875 million (which will include quarterly payments of $62,500 for a period of 11 quarters).  Even if we were able to successfully complete the third closing of the Epic Strategic Alliance Agreement, we still may be required to seek additional capital in the future and there can be no assurances that we will be able to obtain such additional capital on favorable terms, if at all. For additional information regarding the Epic Strategic Alliance Agreement, please see our disclosures under “Epic Strategic Alliance Agreement” in Item 7 of Part II of our Annual Report on Form 10-K, and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009, June 5, 2009 and July 1, 2010, which disclosures are incorporated herein by reference.

As of June 30, 2010, we had approximately 13 months of cash available based on our current operations

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

For the three months ended June 30, 2010, we realized approximately $0.1 million positive cash flow from operating activities.  Our working capital deficit at June 30, 2010 was approximately $2.6 million compared with working capital surplus of approximately $0.7 million at June 30, 2009.  Cash and cash equivalents at June 30, 2010, were approximately $0.4 million, a decrease of approximately $0.4 million from the approximately $0.8 million at June 30, 2009.

As of June 30, 2010, our principal source of liquidity was approximately $0.4 million of cash and cash equivalents.   Additionally, we may have access to funds through the exercise of outstanding stock options and warrants. There can be no assurance that the exercise of outstanding warrants or options will generate or provide sufficient cash.

We had outstanding, as of June 30, 2010, bonds in the aggregate principal amount of $3,385,000 consisting of $3,140,000 of 6.5% tax exempt bonds with an outside maturity of September 1, 2030 and $245,000 of  9.0% bonds with an outside maturity of September 1, 2012.  The bonds are secured by a first lien on our facility in Northvale, New Jersey.  Pursuant to the terms of the bonds, a restricted cash account has been established for the payment of bond principal and interest.  Bond proceeds were utilized (i) for the redemption of previously issued tax exempt bonds issued by the New Jersey Economic Development Authority in September 1999, (ii) to refinance equipment financing, (iii) to as provide approximately $1,000,000 of capital for the purchase of additional equipment for the manufacture and development of pharmaceutical products and (iv) for the maintenance of a $415,500 debt service reserve.  All of the restricted cash, other than the debt service, was expended within the year ended March 31, 2008.  Pursuant to the terms of the related bond indenture agreement, the Company is required to observe certain covenants, including covenants relating to incurring additional indebtedness, granting liens and maintaining certain financial covenants.  As of June 30, 2010, the Company had received a notice of default from the Trustee  of the NJEDA Bonds, which was not waived or rescinded.  For further details, please refer to Note 5 of the financial statements and below in this section.

The principal payment due on September 1, 2009, totaling $210,000 and the interest payments due on September 1, 2009 and March 1, 2010, totaling $120,775 and $113,075, respectively were all paid from the debt service reserve held in the restricted cash account, because of  the Company not having sufficient available funds to make the payments when due.  Pursuant to the terms of the NJED Bonds, the Company is required to replenish any amounts withdrawn from the debt service reserve and used to make principal or interest payments in six monthly installments, each being equal to one-sixth of the amount withdrawn and with the first installment due on the 15th of the month in which the withdrawal from debt service reserve occurred and the remaining five monthly payments being due on the 15th of the five immediately subsequent months. The Company has, to date, made all payments required in relation to the withdrawals made from the debt service reserve on September 1, 2009 and March 1, 2010.  The Company is required to make one additional payment of $18,846 on August 15, 2010, in order to fully replenish the March 1, 2010 withdrawal from the debt service reserve.

Principal payments totaling $225,000 and interest payments totaling $113,075 are due on September 1, 2010.  The Company does not expect to have sufficient available funds to make such payments when due, and accordingly, expects such payments to be made via the withdrawal of funds from the debt service reserve, in the same manner as was done for the principal and interest payment of September 1, 2009.

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

Due to issuance of a Notice of Default being received from the Trustee of the NJED Bonds, and until the event of default is resolved, the Company has classified the entire principal due, an amount aggregating $3.385 million, as a current liability.

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

ITEM 4.                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive and Chief Financial Officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective so that that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management in order to allow for timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management has determined that, as of June 30, 2010, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.            RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2010, we issued 3,402,813 shares of our common stock to the holders of our Series B, C and D Preferred Stock.  The shares were issued in satisfaction of our obligation to pay $306,440 in dividends earned and/or accrued during the quarter ended March 31, 2010.  We did not receive any proceeds in exchange for the issuance of these securities.  We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 to issue the common stock   The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

Please see the discussion in Note 5 to our financial statements titled “NJEDA Bonds” which is incorporated herein by this reference.

ITEM 4.               REMOVED AND RESERVED

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

10.2
Amendment Agreement, dated as of June 25, 2010, by and among the Company, and the investors signatory thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated July 1, 2010 and filed with the SEC on July 1, 2010

10.3
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

ELITE PHARMACEUTICALS, INC.

Date:	August 16, 2010	/s/ Jerry Treppel
Jerry Treppel
Chief Executive Officer
(Principal Executive Officer)

Date:	August 16, 2010	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)