Form 10-Q
period 2010-09-30
ELITE PHARMACEUTICALS INC /DE/
filed 2010-11-15
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2010 the issuer had outstanding 97,949,973 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$593,853	$578,187
Accounts receivable (net of allowance for doubtful accounts of -0-)	441,330	404,961
Inventories (net of reserve of $494,425 and $494,425, respectively)	1,331,173	1,371,292
Prepaid expenses and other current assets	100,639	131,507
Total Current Assets	2,466,995	2,485,947

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,954,837 and $3,840,279, respectively	3,910,418	4,095,814

INTANGIBLE ASSETS – net of accumulated amortization of $-0- and $76,434, respectively	554,872	96,407

OTHER ASSETS
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposits	28,377	14,652
Restricted cash – debt service for EDA bonds	292,416	294,836
EDA bond offering costs, net of accumulated amortization of 71,832 and 64,767, respectively	282,619	289,685
Total Other Assets	3,932,734	4,024,902

TOTAL ASSETS	$10,865,019	$10,606,663

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES
EDA bonds payable	$3,385,000	$3,385,000
Short term loans and current portion of long-term debt	12,335	82,302
Accounts payable and accrued expenses	1,342,094	986,777
Preferred share derivative interest payable	306,439	306,440
Total Current Liabilities	5,045,868	4,760,519

LONG TERM LIABILITIES
Deferred revenues	198,889	—
Long term debt, less current portion	56,173	19,823
Derivative liability - preferred shares	12,595,402	7,924,763
Derivative liability – warrants	5,775,676	8,499,423
Total Long Term Liabilities	18,626,140	16,444,009

TOTAL LIABILITIES	23,672,008	21,204,528

STOCKHOLDERS DEFICIT
Common stock – par value $0.001, Authorized 355,516,558 Issued and outstanding – 92,656,745 shares and 83,950,168 shares, respectively	92,657	83,950

Additional paid-in-capital	91,591,236	90,903,896

Accumulated deficit	(104,184,041)	(101,278,870)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS DEFICIT	(12,806,989)	(10,597,865)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$10,865,019	$10,606,663

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
REVENUES
Manufacturing Fees	$767,341	$538,941	$1,334,410	$1,204,005
Royalties	169,901	237,275	350,935	386,086
Lab Fee Revenues	57,404	—	141,221	—
Total Revenues	994,646	776,216	1,826,566	1,590,091
Costs of Revenues	565,624	453,029	977,295	1,315,029
Gross Profit	429,022	323,187	849,271	275,062
OPERATING EXPENSES
Research and Development	150,436	259,326	315,444	510,418
General and Administrative	379,104	392,100	635,345	788,637
Non-cash compensation through issuance of stock options	10,329	29,190	25,687	84,553
Depreciation and amortization	25,960	49,230	104,291	174,772
Total Operating Expenses	565,829	729,846	1,080,767	1,558,380
LOSS FROM OPERATIONS	(136,807)	(406,659)	(231,496)	(1,283,318)

OTHER INCOME (EXPENSES)
Interest expense, net	(57,737)	(61,208)	(115,806)	(131,188)
Change in fair value of warrant derivatives	900,047	(1,520,822)	2,723,747	(1,366,496)
Change in fair value of preferred share derivatives	1,505,333	(1,383,231)	(4,569,005)	1,178,296
Interest expense attributable to preferred share derivatives	(306,440)	(299,352)	(670,359)	(658,373)
Discount in Series E issuance attributable to beneficial conversion features	(39,132)	—	(39,132)	(258,700)
Total Other Income (Expense)	2,002,071	(3,264,613)	(2,670,555)	(1,236,461)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,865,264	(3,671,272)	(2,902,051)	(2,519,779)
Provision for income taxes	1,040	1,040	3,120	1,040

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,864,224	$(3,672,312)	$(2,905,171)	$(2,520,819)

NET INCOME (LOSS) PER SHARE
Basic	$0.02	$(0.05)	$(0.03)	$(0.04)
Diluted	$0.01	$(0.05)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	92,367,680	74,075,307	89,760,532	70,232,854
Diluted	299,999,783	74,075,307	89,760,532	70,232,854

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2010	83,950,168	$83,950	$90,903,896	100,000	$(306,841)	$(101,278,870)	$(10,597,865)

Net Income						(2,905,171)	(2,905,171)

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	8,706,577	8,707	661,653				670,360

Non-cash compensation through the issuance of stock options			25,687				25,687

Balance at September 30, 2010	92,656,745	$92,657	$91,591,236	100,000	$(306,841)	$(104,184,041)	$(12,806,989)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED SEPTEMBER 30,
	2010 (Unaudited)	2009 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,905,171)	$(2,520,819)
Adjustments to reconcile net loss to cash used in operating activities :
Depreciation and amortization	241,626	251,936
Inventory adjustment	—	311,986
Change in fair value of warrant derivative liability	(2,723,747)	1,366,496
Change in fair value of preferred share derivative liability	4,569,005	(1,178,296)
Discount in Series E issuance attributable to embedded beneficial conversion feature	39,132	258,700
Preferred share derivative interest satisfied by the issuance of common stock	670,360	658.373
Non-cash compensation satisfied by the issuance of common stock and options	25,687	84,553
Non-cash lease accretion	298	—

Changes in assets and liabilities :
Accounts receivable	(36,372)	(357,348)
Inventories	40,120	(63,109)
Prepaid expenses and other current assets	30,868	12,211
Security deposit	(13,725)	12,909
Accounts payable, accrued expenses and other current liabilities	217,817	105,224
Deferred Revenues	198,889	—

NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	354,788	(1,057,184)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(23,779)	—
Cost of capital leasehold improvements	(35,610)	—
Costs incurred for intellectual property assets	(258,464)	—
Proceeds from sale of retired equipment	30,000	—
Withdrawals from restricted cash, net	2,420	214,002

NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(285,433)	214,002

CASH FLOWS FROM FINANCING ACTIVITIES
Other loan payments	(53,689)	(48,953)
NJEDA bond principal payments	—	(210,000)
Proceeds from issuance of Series E Convertible Preferred Stock and Warrants	—	1,000,000

NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	(53,869)	741,047

NET CHANGE IN CASH AND CASH EQUIVALENTS	15,666	(102,135)

CASH AND CASH EQUIVALENTS – beginning of period	578,187	282,578
CASH AND CASH EQUIVALENTS – end of period	$593,853	$180,443

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	115,524	133,200
Cash paid for taxes	3,120	1,040

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-Cash acquisition of Naltrexone ANDA	$200,000	—

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 1	- BASIS OF PRESENTATION AND LIQUIDITY

The information in this quarterly report on Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the “Company”) for the three and six months ended September 30, 2010 and 2009.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted for interim financial statement presentation.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

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

The Company does not anticipate being profitable for the fiscal year ending March 31, 2011; therefore a current provision for income tax was not established for the three and six months ended September 30, 2010. Only the minimum liability required for state corporation taxes was considered.

The accompanying unaudited condensed consolidated financial statements were prepared on the assumption that the Company will continue as a going concern.  As of September 30, 2010, the Company had a working capital deficit of $2.6 million, losses from operations totaling $0.2 million for the six months ended September 30, 2010, other expenses totaling $2.7 million for the six months ended and a net loss of $2.9 million for the six months ended September 30, 2010.

In addition, the Company has received Notice of Default from the Trustee of the NJED Bonds as a result of the utilization of the debt service reserve being used to pay interest payments due on September 1, 2009, March 1, 2010 and September 1, 2010 totaling $121k, $113k and $113k, respectively, and principal payments due on September 1, 2009 totaling $210k.  The debt service reserve was utilized to make such payments as a result of the Company’s not having sufficient funds available to make such payments when due.

The Company did not have sufficient funds available to make the principal payments due on September 1, 2010, totaling $200k and requested that the Trustee withdraw such funds from the debt service reserve.  The Company’s request was denied and accordingly the principal payment due on September 1, 2010, totaling $200k was not made.

The Company has requested a postponement of principal payments due on September 1, 2010, 2011 and 2012, with an aggregate of all such postponed principal payments being added to the principal payments due on September 1, 2013.  Resolution of the Company’s default on the NJEDA Bonds and our request for postponement of principal payments will have a significant effect on our ability to operate in the future.

Please refer to Note 5 to our financial statements for a more detailed discussion of the NJEDA Bonds and Notice of Default.  Please also note that the working capital deficit of $2.6 million as of September 30, 2010, includes the entire principal amount due in relation to the NJEDA Bonds.  This amount, totaling $3.4 million was first classified as a current liability as of March 31, 2010, due to the Notice of Default received from the Trustee in relation to the NJEDA Bonds.

As of September 30, 2010, we had cash reserves of $593,853.  The completion of all transactions contemplated by the Epic Strategic Alliance Agreement, including the consummation of the third closing thereof, is expected to provide additional funds to permit us to continue development of our product pipeline for more than two years.  Beyond two years, we anticipate that, with growth of Lodrane and the launch of the generic Hydromorphone 8mg and Naltrexone 50mg recently acquired pursuant to asset purchase agreements with Mikah Pharma LLC, Elite could be profitable. In addition, the commercialization of the products developed at the Facility under the Epic Strategic Alliance Agreement is expected to add a new revenue source for Elite. However, there can be no assurances as to the growth, success of development or commercialization of these products.

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

As of September 30, 2010, the following costs were recorded as intangible assets on the Company’s balance sheet:

Intangible assets at March 31, 2010 (audited)
Patent application costs	96,407
ANDA acquisitions	—

Intangible asset costs capitalized during the six months ended September 30, 2010
Patent application costs	33,465
ANDA acquisition costs	425,000

Amortization of intangible assets during the six months ended September 30, 2010
Patent application costs	—
ANDA acquisition costs	—

Intangible assets at September 30, 2010 (unaudited)
Patent application costs	129,872
ANDA acquisition costs	425,000
Total	$554,872

The costs incurred in patent applications totaling $16,753 and $33,465 for the three and six months ended September 30, 2010, respectively, were all related to our abuse resistant and extended release opioid product lines.  The Company is continuing its efforts to achieve approval of such patents.  Additional costs incurred in relation to such patent applications will be capitalized as intangible assets, with amortization of such costs to commence upon approval of the patents.

The ANDA acquisition costs of $425,000 incurred during the six months ended September 30, 2010, are related to our acquisition of the ANDA’s for Hydromorphone 8mg and Naltrexone 50mg.  Please refer to the current reports on Form 8-K filed with the SEC on May 24, 2010 for the Hydromorphone ANDA acquisition and September 1, 2010 for the Naltrexone ANDA acquisition, such filings being herein incorporated by this reference for further details on this acquisition.  In addition, please refer to exhibits 10.4 and 10.5 of the quarterly report on Form 10-Q filed with the SEC on November 15, 2010 for the purchase agreements for Hydromorphone and Naltrexone, respectively, such filings being herein incorporated by this reference.  The Company is in the process of complying with all FDA and DEA requirements which are a prerequisite to achieving our manufacture and commercialization of the Hydromorphone 8mg ANDA.  Amortization of the costs incurred to acquire the ANDA is to commence upon the Company’s commercialization of such.

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

Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a $415,500 Debt Service Reserve Fund consisting of $366,000 from the Series A Notes proceeds and $49,500 from the Series B Notes proceeds. The Debt Service Reserve is maintained in restricted cash accounts that are classified in Other Assets. $1,274,311 of the proceeds had been deposited in a short-term restricted cash account to fund the purchase of manufacturing equipment and development of the Company’s facility. As of September 30, 2010, all of these proceeds were utilized to upgrade the Company’s manufacturing facilities and for the purchase of manufacturing and laboratory equipment.

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $3,533 and $7,065 for the three and six months ended September 30, 2010, respectively.  Amortization of bond issuance costs amounted to $3,533 and $7,065 for the three and six months ended September 30, 2009, respectively.

The NJED Bonds require the Company to make an annual principal payment on September 1st of varying amounts as specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal at the applicable rate for the semi-annual period just ended.

The interest payments due on September 1, 2009, March 31, 2010 and September 1, 2010, totaling $120,775, $113,075 and $113,075, respectively were paid from the debt service reserve held in the restricted cash account, due to the Company not having sufficient funds to make such payments when due.

The principal payment due on September 1, 2009, totaling $210,000 was paid from the debt service reserve held in the restricted cash account, due to the Company not having sufficient funds to make the payment when due.  The Company did not have sufficient funds available to make the principal payments due on September 1, 2010 totaling $200,000, and requested the Trustee to withdraw the funds from debt service reserve held in the restricted cash account and to utilize such funds to make the principal payment due.  The Company’s request was denied by the Trustee.  Accordingly, the principal payment due on September 1, 2010, totaling $200,000 was not made.

Pursuant to the terms of the NJED Bonds, the Company is required to replenish any amounts withdrawn from the debt service reserve and used to make principal or interest payments in six monthly installments, each being equal to one-sixth of the amount withdrawn and with the first installment due on the 15th of the month in which the withdrawal from debt service reserve occurred and the remaining five monthly payments being due on the 15th of the five immediately subsequent months. The Company has, to date, made all payments required in relation to the withdrawals made from the debt service reserve on September 1, 2009, March 1, 2010 and September 1, 2010.  The Company is required to make four additional monthly payments of $19,330 during the period November 15, 2010 through February 15, 2011, in order to fully replenish the September 1, 2010 withdrawal from the debt service reserve.

The Company does not expect to have sufficient available funds to make the interest payment of $113,075 due on March 1, 2011 as well as the principal payment of $200,000 which was due, but not paid, on September 1, 2010

The Company has received Notice of Default from the Trustee of the NJED Bonds in relation to the withdrawals from the debt service reserve, and has requested a postponement of principal payments due on September 1st of 2010, 2011 and 2012, with an aggregate of all such postponed principal payments being added to the principal payments due on September 1, 2013.  Resolution of the Company’s default under the NJED Bonds and our request for postponement of principal payments will have a significant effect on our ability to operate in the future.

Due to issuance of a Notice of Default being received from the Trustee of the NJED Bonds, and until the event of default is waived or rescinded, the Company has classified the entire principal due, an amount aggregating $3.385 million, as a current liability.

NOTE 6	- DERIVATIVE LIABILITIES

Accounting Standard Codification “ASC” 815 – Derivatives and Hedging, which provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives.  These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company.  As the conversion features within, and the detachable warrants issued with the Company’s Series B, Series C, Series D and Series E Preferred Stock, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, we have concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities.

Preferred Stock Derivative Liabilities

	Series B	Series C	Series D	Series E	Total
Preferred shares Outstanding	896	5,418	9,008	2,062.5	17,384.5

Underlying common shares into which Preferred may convert	574,076	3,365,217	128,692,014	77,292,061	209,923,369

Closing price on valuation date	$0.06	$0.06	$0.06	$0.06	$0.06

Preferred stock derivative liability at September 30, 2010	$34,445	$201,913	$7,721,521	$4,637,524	$12,595,402

Preferred stock derivative liability at June 30, 2010	$39,037	$228,835	$8,751,057	$4,980,172	$13,999,102

Preferred stock derivative liability at March 31, 2010	$48,796	$286,043	$3,828,587	$3,761,761	$7,925,187

Change in preferred stock derivative liability for the three months ended September 20, 2010					$(1,505,333)

Change in preferred stock derivative liability for the six months ended September 20, 2010					$4,569,005

Warrant Derivative Liabilities
The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31 2010	June 30 2010	September 30 2010
Risk-Free interest rate	2.4% - 3.3%	0.3% - 2.4%	0.3% - 1.6%
Expected volatility	126% - 214%	120% - 210%	135% - 194%
Expected life (in years)	0.5 – 6.6	0.3 – 6.3	0.0 – 6.1
Expected dividend yield	—	—	—
Number of warrants	125,299,740	125,299,740	125,116,392

Fair value – Warrant Derivative Liability	$8,499,423	$6,675,722	$5,775,676

Change in warrant derivative liability for the three months ended		$(1,823,701)	$(900,046)

Change in warrant derivative liability for the six months ended			$(2,723,747)

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

Preferred share derivative interest payable as of September 30, 2010 consisted of $306,440 in derivative interest accrued as of September 30, 2010.  The full amount of derivative interest payable as of September 30, 2010 was paid via the issuance of 5,293,228 shares of common stock in October 2010.

NOTE 8	- OPERATING LEASES

The Company entered into a lease for a portion of a one-story warehouse, located at 135 Ludlow Avenue, Northvale, New Jersey, consisting of approximately 15,000 square feet of floor space. The lease term begins on July 1, 2010 and is classified as an operating lease. The lease includes an initial term of 5 years and 6 months and we have the option to renew the lease for two additional terms, each of 5 years. The property related to this lease will be used for the storage of pharmaceutical finished goods, raw materials, equipment and documents as well as engaging in manufacturing, packaging and distribution activities.

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

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

	Three Months Ended Sept 30, 2010	Six Months Ended Sept 30, 2010
Rent Expense	$22,584	$22,584

Change in deferred rent liability	22,584	22,584
Balance of deferred rent liability (long-term liability)	22,584	22,584

NOTE 9	- DEFERRED REVENUES
Deferred revenue in the amount of $198,889 represents the unamortized amount of a $200,000 advance payment received for a licensing agreement with a fifteen year term beginning in September 2010 and ending in August 2025.  The advance payment was recorded as deferred revenue when received and is earned, on a straight line basis over the fifteen year life of the license.

NOTE 10	- STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended September 30, 2010, the Company issued 4,482,629 shares of common stock in lieu of cash in payment of interest expense, totaling $306,440 due and owing as of June 30, 2010 to holders of the Company’s Series B, Series C and Series D Preferred Share derivative instruments.

During the six months ended September 30, 2010, the Company issued 8,706,577 shares of common stock in lieu of cash in payment of interest expense, totaling $612,880, to holders of the Company’s Series B, Series C and Series D Preferred Share derivative instruments.

Options

At September 30, 2010, the Company had 1,666,999 options fully vested and outstanding with exercise prices ranging from $0.06 to $3.00 per share; each option representing the right to purchase one share of common stock.  In addition, there are 1,390,001 options issued pursuant to the Company’s 2004 Stock Option Plan which are outstanding and not vested, with exercise prices ranging from $0.06 to $2.50 per share.  These options are scheduled to vest in equal annual increments on January 18, 2011, 2012 and 2013 or upon the occurrence of certain defined events and require that employees awarded such options be employed by the Company on  the vesting date.

NOTE 11	- PER SHARE INFORMATION

Basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net (loss) income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  GAAP requires the presentation of both Basic and Diluted EPS, if such Diluted EPS is not anti-dilutive, on the face of Company’s Condensed Statements of Operations.  Diluted earnings per share is not presented for the six months ended September 30, 2010, because the effect of the Company’s common stock equivalents is anti-dilutive.

	For the Three Months Ended September 30, 2010	For the Six months Ended September 30, 2010
Numerator
Net Income (loss) attributable to common shareholders	$1,864,224	$(2,905,171)

Denominator
Weighted-average shares of common stock outstanding	92,367,680	89,760,532
Dilutive effect of stock options, warrants and convertible securities	207,632,103

Net (loss) income per share
Basic	$0.02	$(0.03)
Diluted	$0.01

NOTE 12	- SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 15, 2010, the date the accompanying financial statements were issued.  The following are material subsequent events:

Common shares issued in lieu of cash in payment of derivative interest expense
Derivative interest expense related to the Preferred Share derivatives due and payable as of September 30, 2010 were paid during October 2010 through the issuance of 5,293,228 shares of common stock.

Approval of NOL Sale application by the New Jersey Economic Development Authority (“NJ-EDA”)
The Company has been notified that its application to the NJ-EDA for sale of New Jersey net-operating losses under the Technology Business Tax Certificate Transfer Program has been approved.  At the time of filing of this quarterly report on Form 10-Q, the amount of net-operating losses approved for sale has not yet been communicated to the Company.  The Company anticipates that such amount will be known prior to the end of the current fiscal year and that the actual sale of such net-operating losses approved for sale will also occur prior to the end of the current fiscal year.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2010
COMPARED TO THE
THREE AND SIX MONTH PERIOD ENDED SEPTEMBER 30, 2009
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

Overview

We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled-release products, using proprietary technology and generic pharmaceuticals. Our strategy includes improving off-patent drug products for life cycle management and developing generic versions of controlled-release drug products with high barriers to entry. Our technology is applicable to the development of delayed-, sustained- or targeted-release pellets, capsules, tablets, granules and powders.

We have two products, Lodrane 24® and Lodrane 24D®, currently being sold commercially.  We also have an approved generic methadone product developed with our partner, The PharmaNetwork.  We are pursuing a sales and distribution agreement for this product.  A sales and distribution agreement is a prerequisite for the launch of this product and must be mutually agreed upon by Elite and our development partner.  Elite has purchased two approved generic products: a generic hydromorphone product and a generic naltrexone product. In addition, Elite has purchased a generic product for which an ANDA has been previously filed but not yet approved by the FDA.  The manufacturing process transfer for all three recently acquired products from the previous ANDA holders and filers to our facilities in Northvale, New Jersey, is currently on-going.  Elite also executed a License Agreement with Precision Dose, Inc. (“Precision Dose”) to market and sell the Elite products in the United States, Puerto Rico, and Canada through its wholly-owned subsidiary, TAGI Pharma Inc. (“TAGI”).  TAGI will market the two approved and on approval-pending product recently purchased by the Company as well as additional products and dosage strengths that have or will be filed for approval with the FDA.  The Company also has a pipeline of additional generic drug candidates under active development.  Additionally, the Company is developing ELI-216, an abuse resistant oxycodone product, and ELI-154, a once-daily oxycodone product.  Elite’s facility in Northvale, New Jersey operates under Current Good Manufacturing Practice (“cGMP”) and is a United States Drug Enforcement Agency (“DEA”) registered facility for research, development and manufacturing.

Strategy

Elite is focusing its efforts on the following areas: (i) development of Elite’s pain management products, (ii) manufacturing of Lodrane 24® and Lodrane 24D® products; (iii) set up and launch of approved generic products; (iv) the development of the other products in our pipeline including the eight products pursuant to the Epic Strategic Alliance Agreement; (v) commercial exploitation of our products either by license and the collection of royalties, or through the manufacture of our formulations, and (vi) development of new products and the expansion of our licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

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

Lodrane 24®, was first commercially offered in November 2004 and Lodrane 24D® was first commercially offered in December 2006.  Elite’s revenues for manufacturing these products and a royalty on sales for the quarters ended September, 2010 and 2009 aggregated $937,242 and, $776,216, respectively.  Elite’s revenues for manufacturing these products and a royalty on sales for the six month periods ended September, 2010 and 2009 aggregated $1,826,566 and, $1,590,091, respectively.

Since January, 2010, the Company has performed laboratory stability studies of Lodrane and Lodrane 24D, for ECR, on a contract basis.  Elite’s revenues from such contract laboratory services for the six months ended September 30, 2010 were $141,221.

Approved Products

On November 25, 2009, the Company and ThePharmaNetwork, LLC (“TPN”) were notified of the approval of an Abbreviated New Drug Application for methadone hydrochloride 10mg tablets by the U.S. Food and Drug Administration (“FDA”).  Elite and TPN co-developed the product and the ANDA was filed under the TPN name.  A current report on form 8-K was filed on December 2, 2009 in relation to this announcement, such filing being incorporated herein by this reference.

On May 18, 2010, Elite executed an asset purchase agreement with Mikah Pharma LLC. Under that agreement we completed the acquisition from Mikah of an Abbreviated New Drug Application (Hydromorphone Hydrochloride Tablets USP, 8 mg) for aggregate consideration of $225,000, comprised of an initial payment of $150,000, which was made on May 18, 2010.  A second payment of $75,000 was due to be paid to Mikah on June 15, 2010 and is recorded in accounts payable as of September 30, 2010.  The Company may, at its election, make this payment in cash or by issuing to Mikah 937,500 shares of the Company’s common stock.  Elite is transferring the process to the Facility in Northvale, NJ where it intends to manufacture the product.  A current report on form 8-K was filed on May 24, 2010 in relation to this announcement, such filing being incorporated herein by this reference.

On August 27, 2010, Elite executed the Naltrexone Asset Purchase Agreement with Mikah pursuant to which Elite acquired from Mikah the Abbreviated New Drug Application number 75-274 (Naltrexone Hydrochloride Tablets USP, 50 mg), and all amendments thereto (the “ANDA”), that have to date been filed with the FDA seeking authorization and approval to manufacture, package, ship and sell the products described in the ANDA within the United States and its territories (including Puerto Rico) for aggregate consideration of $200,000.  In lieu of cash, Mikah agreed to accept from Elite product development services to be performed by Elite, as described below under Product Development Agreement heading.  A current report on form 8-K was filed on August 27, 2010 in relation to this announcement, such filing being incorporated herein by this reference.

Products Pending FDA Approval of Previously Filed ANDA

On September 10, 2010, Elite, together with its subsidiary, Elite Laboratories, Inc., executed a Purchase Agreement with Epic Pharma LLC (the “Seller”) for the purpose of acquiring from the seller an Abbreviated New Drug Application (“ANDA”) for a generic product. The ANDA has been filed with the FDA and seeks authorization and approval to manufacture, package, ship and sell the product.  The acquisition of the ANDA will close on the later of 60 days from the date of the Purchase Agreement or upon receipt of FDA approval of the ANDA.  Upon the closing, Elite will pay a portion of the purchase price.  The remainder of the purchase price will be paid in quarterly installments over a period of three years, beginning at the end of the first full quarter following the closing.  A current report on form 8-K was filed on September 10, 2010 in relation to this announcement, such filing being incorporated herein by this reference.

Licensing Agreement
On September 10, 2010, Elite Pharmaceuticals Inc. (“Elite”) executed a License Agreement with Precision Dose, Inc. (“Precision Dose”) to market and sell four Elite generic products, consisting of Hydromorphone, Naltrexone, and two generic products for which ANDA’s have been filed but not yet approved by the FDA., through its wholly-owned subsidiary, TAGI Pharma, Inc. in the United States, Puerto Rico and Canada.  Precision Dose will have the exclusive right to market the products in the United States and Puerto Rico and a non-exclusive right to market the products in Canada.  Pursuant to the License Agreement, Elite will receive a license fee and milestone payments.  The license fee will be computed as a percentage of the gross profit, as defined in the License Agreement, earned by Precision Dose as a result of sales of the products.  The license fee is payable monthly for the term of the License Agreement.  The milestone payments will be paid in 6 installments.  The first installment was paid upon execution of the License Agreement.  The remaining installments are to be paid upon FDA approval and initial shipment of the products to Precision Dose.  The term of the License Agreement is 15 years and may be extended for 3 successive terms, each of 5 years.  A current report on form 8-K was filed on September 10, 2010 in relation to this announcement, such filing being incorporated herein by this reference.

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

Product Development Agreement

On August 27, 2010, Elite Pharmaceuticals Inc. (“Elite”) executed an agreement with Mikah Pharma, LLC (“Mikah”) to undertake and perform development work to facilitate the preparation of a regulatory filing for a product under development (the “Product Development Agreement”).  The product will be formulated with a previously approved drug substance and will be designed to be delivered in a unique delivery profile.  Among other responsibilities, Elite will provide formulation, analytical development, clinical batch manufacture and validation work for the product.  The parties agreed that, in lieu of cash, the transfer to Elite of the Naltrexone product in accordance with the terms of the Naltrexone Asset Purchase Agreement (see discussion at Item 2.01 below), which they valued at $200,000, constituted the consideration for the development services being performed by Elite under the Product Development Agreement.  Mikah will also pay to Elite, on a quarterly basis, a royalty in the amount of 5% of net sales of the product.  The royalty will be due and payable for the duration of the period beginning on the date that the product is approved by the United States Food and Drug Administration (the “FDA”) and ending on the date of the introduction into the market of an equivalent generic product.  Upon approval of the new drug application by the FDA, Elite will manufacture the product and the parties will negotiate in good faith a manufacturing and supply agreement for the product. The Product Development Agreement has a term of 10 years.  There is no guarantee that the product will receive approval from the FDA.  A current report on form 8-K was filed on September 1, 2010 in relation to this announcement, such filing being incorporated herein by this reference.

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

Results of Consolidated Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Our revenues for the three months ended September 30, 2010 were $994,646, an increase of $218,430 or approximately 28% over revenues for the comparable period of the prior year, and consisted of $767,341 in manufacturing fees, $57,404 in lab fees and $169,901 in royalty fees. Revenues for the three months ended September 30, 2009, consisted of $538,941 in manufacturing fees and $237,275 in royalty fees.  Manufacturing fees increased by approximately 42% due to timing of orders and shipments and growing demand for the Lodrane products. Royalty revenues for the quarter ended September 30, 2010 decreased by $67,374, when compared to royalty revenues for the same quarter of the prior year.  This decrease is due to a timing difference in the prior year and is not an indicator of decreased overall Lodrane market sales.

Research and development costs for the three months ended September 30, 2010 were $150,436, a decrease of $108,890 or approximately 42% from $259,326 of such costs for the comparable period of the prior year.  Decreases were attributed to decreases in employee costs and consulting fees associated with the development of products and lower active pharmaceutical ingredient costs for product development.

General and administrative expenses for the three months ended September 30, 2010, were $379,104, a decrease of $12,996, or approximately 3% from $392,100 of general and administrative expenses for the comparable period of the prior year.  The decrease was primarily due to continued cost reduction initiatives throughout all aspects of our operations, offset by increased rent expense related to the operating lease entered into as of July 1, 2010.

Depreciation and amortization for the three months ended September 30, 2010 was $25,960, a decrease of $23,540, or approximately 48%, from $49,230 for the comparable period of the prior year. The decrease was due to the implementation of improved manufacturing cost accounting systems which more accurately allocate depreciation expense among manufacturing and other operations, as well as non-essential machinery and equipment not being replaced upon reaching retirement, full depreciation.

Non-cash compensation through the issuance of stock options and warrants for the three months ended September 30, 2010 was $10,329, a decrease of $18,861, or approximately 65% from $29,190 for the comparable period of the prior year.  The decrease was due to the timing of the amortization schedule established at the time of issuance of the related stock options and warrants.

Other income/(expenses) for the three months ended September 30, 2010 were $2,002,071, an increase in other income of $5,266,684 from the net other income/(expense) of $(3,264,613) for the comparable period of the prior year.  The increase in other income/(expenses) was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the quarter ended September 30, 2010 totaling $2.4 million, as compared to a derivative expense of $2.9 million for the comparable period of the prior year.

 As a result of the foregoing, our net income for the three months ended September 30, 2010 was $1,864,224 compared to a net loss of $(3,672,312) for the three months ended September 30, 2009.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009

Our revenues for the six months ended September 30, 2010 were $1,826,566, an increase of $236,475 or approximately 15% over revenues for the comparable period of the prior year, and consisted of $1,334,410 in manufacturing fees, $141,221 in lab fees and $350,935 in royalty fees. Revenues for the six months ended September 30, 2009, consisted of $1,204,005 in manufacturing fees and $386,086 in royalty fees.  Manufacturing fees increased by approximately 11% due to growing demand for the Lodrane products. Royalty revenues for the quarter ended September 30, 2010 decreased by $35,151, when compared to royalty revenues for the same period of the prior year.  This decrease is due to a timing difference in the prior year and is not an indicator of decreased overall Lodrane market sales.

Research and development costs for the six months ended September 30, 2010 were $315,444, a decrease of $194,974 or approximately 38% from $510,418 of such costs for the comparable period of the prior year.  Decreases were attributed to decreases in employee costs and consulting fees associated with the development of products and lower active pharmaceutical ingredient costs for product development.

General and administrative expenses for the six months ended September 30, 2010, were $635,345, a decrease of $153,292, or approximately 20% from $788,637 of general and administrative expenses for the comparable period of the prior year.  The decrease was primarily due to continued cost reduction initiatives throughout all aspects of our operations.

Depreciation and amortization for the six months ended September 30, 2010 was $104,291, a decrease of $70,481, or approximately 40%, from $174,772 for the comparable period of the prior year. The decrease was due to the implementation of improved manufacturing cost accounting systems which more accurately allocate depreciation expense among manufacturing and other operations, as well as non-essential machinery and equipment not being replaced upon reaching retirement, full depreciation.

Non-cash compensation through the issuance of stock options and warrants for the six months ended September 30, 2010 was $25,687, a decrease of $58,866, or approximately 70% from $84,553 for the comparable period of the prior year.  The decrease was due to the timing of the amortization schedule established at the time of issuance of the related stock options and warrants.

Other income/(expenses) for the six months ended September 30, 2010 were $(2,670,555), a decrease in other income of $1,434,094 from the net other income/(expense) of $(1,236,461) for the comparable period of the prior year.  The decrease in other income/(expenses) was due to derivative expense related to changes in the fair value of our preferred shares and outstanding warrants during the six months ended September 30, 2010 totaling $1.8 million, as compared to $0.2 million for the comparable period of the prior year.

As a result of the foregoing, our net loss for the six months ended September 30, 2010 was $(2,905,171) compared to a net loss of $(2,520,819) for the six months ended September 30, 2009.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), decreased to a deficit of $2.6 million as of September 30, 2010 from a working capital deficit of $2.3 million as of March 31, 2010, primarily due to our net loss from operations, exclusive of non-cash charges.  In addition, it should be noted that current liabilities includes the entire principal amount due on the Company’s NJ-EDA Bonds Payable.  This amount, totaling $3.4 million has been classified as a current liability as a result of the Company receiving a notice of default from the Trustee of the NJ-EDA Bonds.  Please refer to Note 5 to our financial statements and Item 3 of this current report on Form 10-Q for further details.

We achieved a positive cash flow from operations of $354,788 for the six months ended September 30, 2010, primarily due to deferred revenues relating to milestone payments, totaling $200,000, received from marketing contracts signed during the period and our net income/(loss) from continuing operations of  $(2,905,171),  increased by non cash charges totaling $2,822,360, which included depreciation and amortization of $241,626,  change in fair value of warrant derivative liabilities of $(2,723,747), change in fair value of preferred share derivative liabilities of $4,569,005, derivative interest payments satisfied through the issuance of common shares in lieu of cash of $670,360, and non cash compensation satisfied by the issuance of common stock and options of $25,687.

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations

As of September 30, 2010, the Company had a working capital deficit of $2.6 million, losses from operations totaling $0.2 million for the six months ended September 30, 2010, other expenses totaling $2.7 million for the six months ended and a net loss of $2.9 million for the six months ended September 30, 2010.

In addition, the Company has received Notice of Default from the Trustee of the NJED Bonds as a result of the utilization of the debt service reserve being used to pay interest payments due on September 1, 2009, March 1, 2010 and September 1, 2010 totaling $121k, $113k and $113k, respectively, and principal payments due on September 1, 2009 totaling $210k.  The debt service reserve was utilized to make such payments as a result of the Company’s not having sufficient funds available to make such payments when due.

The Company did not have sufficient funds available to make the principal payments due on September 1, 2010, totaling $200k and requested that the Trustee withdraw such funds from the debt service reserve.  The Company’s request was denied and accordingly the principal payment due on September 1, 2010, totaling $200k was not made.

The Company has requested a postponement of principal payments due on September 1, 2010, 2011 and 2012, with an aggregate of all such postponed principal payments being added to the principal payments due on September 1, 2013.  Resolution of the Company’s default on the NJEDA Bonds and our request for postponement of principal payments will have a significant effect on our ability to operate in the future.

Please refer to Note 5 to our financial statements and Item 3 of this current report on Form 10-Q for a more detailed discussion of the NJEDA Bonds and Notice of Default.

As of September 30, 2010, we had cash reserves of $593,853.  The completion of all transactions contemplated by the Epic Strategic Alliance Agreement, including the consummation of the third closing thereof, is expected to provide additional funds to permit us to continue development of our product pipeline for more than two years.  Beyond two years, we anticipate that, with growth of Lodrane and the launch of the generic Hydromorphone 8mg and Naltrexone 50mg recently acquired pursuant to asset purchase agreements with Mikah Pharma LLC, Elite could be profitable. In addition, the commercialization of the products developed at the Facility under the Epic Strategic Alliance Agreement is expected to add a new revenue source for Elite. However, there can be no assurances as to the growth, success of development or commercialization of these products.

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

For the six months ended September 30, 2010, we realized approximately $0.4 million positive cash flow from operating activities.  Our working capital deficit at September 30, 2010 was approximately $2.6 million compared with working capital surplus of approximately $0.4 million at September 30, 2009.  Please note that the working capital deficit of $2.6 million as of September 30, 2010, includes the entire principal amount due in relation to the NJEDA Bonds.  This amount, totaling $3.4 million was first classified as a current liability as of March 31, 2010, due to the Notice of Default received from the Trustee in relation to the NJEDA Bonds.  The working capital surplus of $0.4 million as of September 30, 2009, does not include classification of such entire principal amount due on the NJEDA Bonds as a current liability.  Please refer to Note 5 to our financial statements and Item 3 of this current report on Form 10-Q for a more detailed discussion of the NJEDA Bonds and Notice of Default.

Cash and cash equivalents at September 30, 2010, were approximately $0.6 million, an increase of approximately $0.4 million from the approximately $0.2 million at September 30, 2009.

As of September 30, 2010, our principal source of liquidity was approximately $0.6 of cash and cash equivalents.   Additionally, we may have access to funds through the exercise of outstanding stock options and warrants. There can be no assurance that the exercise of outstanding warrants or options will generate or provide sufficient cash.

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

ITEM 4                                 CONTROLS AND PROCEDURES

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

Management has determined that, as of September 30, 2010, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter September June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The PharmaNetwork, LLC v. Elite Pharmaceuticals, Inc. – On or about September 3, 2010, The PharmaNetwork, LLC (“Plaintiffs”) filed a complaint against the Company in the Superior Court of New Jersey Chancery Division: Bergen County (Docket No. C-272-10), with an amendment of this complaint being filed on or about September 24, 2010 (the “TPN Complaint”). The TPN Complaint consists of two counts.  The first count is for breach of contract and specific performance & injunctive relief and seeks judgment against the Company for (a) specific performance of the Product Collaboration Agreement made on or about November 26, 2006 (the “Agreement”) ; (b) injunctive relief enjoining the Company from using its assets for any purpose other than its obligations under the Agreement and the payment of the Company’s existing and continuing costs and expenses incurred in the ordinary course of business ; and (c) such other relief as the Court deems equitable and just.  The second count is for breach of the implied covenant of good faith and fair dealing and seeks judgment against the Company for (a) specific performance of the Product Collaboration Agreement made on or about November 26, 2006 (the “Agreement”) ; (b) injunctive relief enjoining the Company from using its assets for any purpose other than its obligations under the Agreement and the payment of the Company’s existing and continuing costs and expenses incurred in the ordinary course of business ; and (c) such other relief as the Court deems equitable and just.

Plaintiffs requests for injunctive relief have been denied pursuant to order of the court.

The Company disputes the claims, believes the lawsuit is without merit and intends to vigorously defend against them.

On or about October 14, 2010, the Company filed its response to the TPN complaint and two counterclaims.  The first counterclaim asserts TPN’s breach of contract and seeks monetary damages in the sum of an amount no less than $1.125 million, plus interest.  The second counterclaim asserts TPN’s breach of its obligation of good faith and fair dealing to the Company and seeks monetary damages in the sum of an amount no less than $1.125 million, plus interest.

The case is presently in discovery stage.

ITEM 1A.              RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2010, we issued 5,303,764 shares of our common stock to the holders of our Series B, C and D Preferred Stock.  The shares were issued in satisfaction of our obligation to pay $306,440 in dividends earned and/or accrued during the quarter ended June 30, 2010.  We did not receive any proceeds in exchange for the issuance of these securities.  We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 to issue the common stock.  The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

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

10.4	Asset Purchase Agreement dated as of May 18, 2010, by and among Mikah Pharma LLC and the Company

10.5
Asset Purchase Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.  A description of this Asset Purchase Agreement is incorporated by reference to Item 2.01 of the Current Report on Form 8-K, dated August 27, 2010 and filed with SEC on September 1, 2010

10.6
Master Development and License Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company.  Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.  A description of this Asset Purchase Agreement is incorporated by reference to Item 1.01 of the Current Report on Form 8-K, dated August 27, 2010 and filed with SEC on September 1, 2010

10.7
Purchase Agreement, dated as of September 10, 2010, by and among Epic Pharma LLC and the Company.  Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.  A description of this Asset Purchase Agreement is incorporated by reference to Item 2.01 of the Current Report on Form 8-K, dated September 10, 2010 and filed with SEC on September 16, 2010

10.8
License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company.  Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.  A description of this Asset Purchase Agreement is incorporated by reference to Item 1.01 of the Current Report on Form 8-K, dated September 10, 2010 and filed with SEC on September 16, 2010

10.9
Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company.  Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.  A description of this Asset Purchase Agreement is incorporated by reference to Item 1.01 of the Current Report on Form 8-K, dated September 10, 2010 and filed with SEC on September 16, 2010

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

ELITE PHARMACEUTICALS, INC.

Date: November 15, 2010	/s/ Jerry Treppel
Jerry Treppel
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)