Form 10-Q
period 2010-12-31
ELITE PHARMACEUTICALS INC /DE/
filed 2011-02-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            December 31, 2010

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 11, 2011 the issuer had outstanding 106,129,258 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$415,194	$578,187
Accounts receivable (net of allowance for doubtful accounts of -0-)	626,242	404,961
Inventories (net of reserve of $494,425 and $494,425, respectively)	1,302,142	1,371,292
Prepaid expenses and other current assets	55,268	131,507

Total Current Assets	2,398,846	2,485,947

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,072,064 and $3,840,279, respectively	3,945,845	4,095,814

INTANGIBLE ASSETS – net of accumulated amortization of $-0- and $76,434, respectively	562,681	96,407

OTHER ASSETS
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposits	28,377	14,652
Restricted cash – debt service for EDA bonds	346,300	294,836
EDA bond offering costs, net of accumulated amortization of $74,365 and $64,767, respectively	279,086	289,685

Total Other Assets	3,983,085	3,928,495

TOTAL ASSETS	$10,890,457	$10,606,663

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
EDA bonds payable	$3,385,000	$3,385,000
Short term loans and current portion of long-term debt	12,614	82,302
Accounts payable and accrued expenses	1,215,169	986,777
Customer Deposits	39,400	—
Deferred revenues - current	13,333	—
Preferred share derivative interest payable	385,559	306,440

Total Current Liabilities	5,051,075	4,760,519

LONG TERM LIABILITIES
Deferred revenues	182,223	—
Long term debt, less current portion	75,801	19,823
Derivative liability – preferred shares	8,439,304	7,924,763
Derivative liability – warrants	3,710,930	8,499,423

Total Long Term Liabilities	12,408,258	16,444,009

TOTAL LIABILITIES	17,459,333	21,204,528

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 355,516,558 shares Issued and outstanding – 97,520,813 shares and 83,950,168 shares, respectively	97,521	83,950

Additional paid-in-capital	91,896,273	90,903,896

Accumulated deficit	(98,255,829)	(101,278,870)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(6,568,876)	(10,597,865)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,890,457	$10,606,663

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2010	2009	2010	2009
REVENUES
Manufacturing Fees	$901,653	$744,948	$2,236,064	$1,948,952
Royalties	231,742	172,435	582,677	558,522
Lab Fee Revenues	92,902	—	234,123	—

Total Revenues	1,226,297	917,383	3,052,864	2,507,474

COSTS OF REVENUES	641,524	609,416	1,618,820	1,924,445

Gross Profit	584,773	307,967	1,434,044	583,029

OPERATING EXPENSES
Research and Development	179,525	247,773	494,968	758,190
General and Administrative	315,537	498,884	947,761	1,288,565
Non-cash compensation through issuance of stock options	7,580	28,488	33,268	113,041
Depreciation and Amortization	9,200	39,715	113,490	214,487

Total Operating Expenses	511,842	814,860	1,589,487	2,374,283

INCOME / (LOSS) FROM OPERATIONS	72,931	(506,893)	(155,443)	(1,791,254)

OTHER INCOME / (EXPENSES)
Interest expense, net	(58,059)	(67,342)	(173,867)	(198,529)
Change in fair value of warrant derivatives	2,064,745	(5,086,610)	4,788,493	(6,453,107)
Change in fair value of preferred share derivatives	4,156,097	(3,325,418)	(412,908)	(2,147,122)
Interest expense attributable to preferred share derivatives	(306,440)	(350,010)	(976,799)	(1,008,383)

Discount in Series E issuance attributable to beneficial conversion features	—	(254,212)	(39,132)	(512,912)

Total Other Income / (Expense)	5,856,343	(9,083,592)	3,185,787	(10,320,053)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	5,929,274	(9,590,485)	3,030,344	(12,111,307)

PROVISION FOR INCOME TAXES	1,062	—	7,302	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$5,928,212	$(9,590,485)	$3,023,043	$(12,111,307)

NET INCOME (LOSS) PER SHARE
Basic	$0.06	$(0.12)	$0.03	$(0.17)
Diluted	$0.02	$(0.12)	$0.01	$(0.17)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	96,873,523	78,620,207	92,196,433	73,018,708
Diluted	307,839,425	78,620,207	264,110,230	73,018,708

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance at Mar 31, 2010	83,950,168	$83,950	$90,903,896	100,000	$(306,841)	$(101,278,868)	$(10,597,863)

Net Income						3,023,043	3,023,043

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	12,633,145	12,633	885,047				897,680

Non-cash compensation through the issuance of stock options			33,268				33,268

Common shares issued pursuant to ANDA purchase agreement dated 5/18/2010	937,500	938	74,062				75,000

Balance at Dec 31, 2010	97,520,813	$97,521	$91,896,273	100,000	$(306,841)	$(98,255,829)	$(6,568,876)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED DECEMBER 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income / (Loss)	$3,023,043	$(12,111,307)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	362,381	377,196
Inventory adjustment	—	311,986
Change in fair value of warrant derivative liability	(4,788,493)	6,453,107
Change in fair value of preferred share derivative liability	412,908	2,147,122
Discount in Series E issuance attributed to embedded beneficial conversion feature	39,132	512,912
Preferred share derivative interest satisfied by the issuance of common stock	897,680	1,008,383
Legal expenses satisfied by the issuance of common stock	—	100,000
Non-cash compensation satisfied by the issuance of common stock and options	33,268	113,041
Non-cash rent expense	22,584	—
Non-cash lease accretion	601	—

Changes in Assets and Liabilities
Accounts receivable	(221,280)	(413,503)
Inventories	69,151	(4,015)
Prepaid and other current assets	76,239	72,374
Security deposits	(13,725)	12,909
Accounts payable, accrued expenses and other current liabilities	90,892	275,643
Deferred revenues and Customer deposits	234,956	—
Derivative interest payable	79,120	—
.
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	318,457	(1,144,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(35,398)	—
Cost of leasehold improvements	(176,645)	—
Costs incurred for intellectual property assets	(191,274)	—
Proceeds from sale of retired equipment	30,000	—
(Deposits to) / Withdrawals from restricted cash, net	(51,464)	48,623
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(424,781)	48,623

CASH FLOWS FROM FINANCING ACTIVITIES
Other loan payments	(56,669)	(109,661)
NJEDA bond principal payments	—	(210,000)
Proceeds from issuance of Series E Convertible Preferred Stock and Warrants	—	2,000,000

NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	(56,669)	1,680,339

NET CHANGE IN CASH AND CASH EQUIVALENTS	(162,993)	584,810

CASH AND CASH EQUIVALENTS – beginning of period	578,187	282,578
CASH AND CASH EQUIVALENTS – end of period	$415,194	$867,388

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	114,950	145,287
Cash paid for taxes	4,182	—

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-Cash acquisition of Intangible Assets	275,000	—

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 1 -	BASIS OF PRESENTATION AND LIQUIDITY
The information in this quarterly report on Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the “Company”) for the three and nine months ended December 31, 2010 and 2009.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted for interim financial statement presentation.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

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

The Company does not anticipate being profitable for the fiscal year ending March 31, 2011; therefore a current provision for income tax was not established for the three and nine months ended December 31, 2010. Only the minimum liability required for state corporation taxes was considered.

The accompanying unaudited condensed consolidated financial statements were prepared on the assumption that the Company will continue as a going concern.  As of December 31, 2010, the Company had a working capital deficit of $2.6 million, losses from operations totaling $0.2 million for the nine months ended December 31, 2010, other incomes totaling $3.2 million for the nine months ended December 31, 2010 and net income of $3.0 million for the nine months ended December 31, 2010.

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

Please refer to Note 5 to our financial statements for a more detailed discussion of the NJEDA Bonds and Notice of Default.  Please also note that the working capital deficit of $2.6 million as of December 31, 2010, includes the entire principal amount due in relation to the NJEDA Bonds.  This amount, totaling $3.4 million was first classified as a current liability as of March 31, 2010, due to the Notice of Default received from the Trustee in relation to the NJEDA Bonds.

As of December 31, 2010, we had cash reserves of $415,194.  The completion of all transactions contemplated by the Epic Strategic Alliance Agreement, including the consummation of the third closing thereof, is expected to provide additional funds to permit us to continue development of our product pipeline for more than two years.  Beyond two years, we anticipate that, with growth of Lodrane and the launch of the generic Hydromorphone 8mg and Naltrexone 50mg recently acquired pursuant to asset purchase agreements with Mikah Pharma LLC, Elite could be profitable. In addition, the commercialization of the products developed at the Facility under the Epic Strategic Alliance Agreement is expected to add a new revenue source for Elite. However, there can be no assurances as to the growth, success of development or commercialization of these products.

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

As of December 31, 2010, the following costs were recorded as intangible assets on the Company’s balance sheet:

Intangible assets at March 31, 2010 (audited)
Patent application costs	96,407
ANDA acquisitions	—

Intangible asset costs capitalized during the nine months ended December 31, 2010
Patent application costs	41,274
ANDA acquisition costs	425,000

Amortization of intangible assets during the nine months ended December 31, 2010
Patent application costs	—
ANDA acquisition costs	—

Intangible assets at December 31, 2010 (unaudited)
Patent application costs	137,681
ANDA acquisition costs	425,000
Total	$562,681

The costs incurred in patent applications totaling $7,850 and $41,274 for the three and nine months ended December 31, 2010, respectively, were all related to our abuse resistant and extended release opioid product lines.  The Company is continuing its efforts to achieve approval of such patents.  Additional costs incurred in relation to such patent applications will be capitalized as intangible assets, with amortization of such costs to commence upon approval of the patents.

The ANDA acquisition costs of $425,000 incurred during the nine months ended December 31, 2010, are related to our acquisition of the ANDA’s for Hydromorphone 8mg and Naltrexone 50mg.  Please refer to the current reports on Form 8-K filed with the SEC on May 24, 2010 for the Hydromorphone ANDA acquisition and September 1, 2010 for the Naltrexone ANDA acquisition, such filings being herein incorporated by this reference for further details on this acquisition.  In addition, please refer to exhibits 10.4 and 10.5 of the quarterly report on Form 10-Q filed with the SEC on November 15, 2010 for the purchase agreements for Hydromorphone and Naltrexone, respectively, such filings being herein incorporated by this reference.  The Company is in the process of complying with all FDA and DEA requirements which are a prerequisite to achieving our manufacture and commercialization of the Hydromorphone 8mg ANDA.  Amortization of the costs incurred to acquire the ANDA is to commence upon the Company’s commercialization of such.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $3,533 and $10,598 for the three and nine months ended December 31, 2010, respectively.

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

Pursuant to the terms of the NJEDA Bonds, the Company is required to replenish any amounts withdrawn from the debt service reserve and used to make principal or interest payments in six monthly installments, each being equal to one-sixth of the amount withdrawn and with the first installment due on the 15th of the month in which the withdrawal from debt service reserve occurred and the remaining five monthly payments being due on the 15th of the five immediately subsequent months. The Company has, to date, made all payments required in relation to the withdrawals made from the debt service reserve on September 1, 2009, March 1, 2010 and September 1, 2010.  The Company is required to one additional monthly payment of $19,330 during the period November 15, 2010 through February 15, 2011, in order to fully replenish the September 1, 2010 withdrawal from the debt service reserve.

The Company does not expect to have sufficient available funds to make the interest payment of $113,075 due on March 1, 2011 as well as the principal payment of $200,000 which was due, but not paid, on September 1, 2010

The Company has received Notice of Default from the Trustee of the NJEDA Bonds in relation to the withdrawals from the debt service reserve, and has requested a postponement of principal payments due on September 1st of 2010, 2011 and 2012, with an aggregate of all such postponed principal payments being added to the principal payments due on September 1, 2013.  Resolution of the Company’s default under the NJED Bonds and our request for postponement of principal payments will have a significant effect on our ability to operate in the future.

Due to issuance of a Notice of Default being received from the Trustee of the NJEDA Bonds, and until the event of default is waived or rescinded, the Company has classified the entire principal due, an amount aggregating $3.385 million, as a current liability.

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

Preferred Stock Derivative Liabilities

	Series B	Series C	Series D	Series E	Total
Preferred shares Outstanding	896	5,418	9,008	2,062.5	17,384.5

Underlying common shares into which Preferred may convert	574,076	3,365,217	128,692,014	78,351,302	210,982,610

Closing price on valuation date	$0.04	$0.04	$0.04	$0.04	$0.04

Preferred stock derivative liability at December 31, 2010	$22,963	$134,609	$5,147,680	$3,134,052	$8,439,304

Preferred stock derivative liability at September 30, 2010	$34,445	$201,913	$7,721,521	$4,637,523	$12,595,401

Preferred stock derivative liability at March 31, 2010	$48,796	$286,043	$3,828,163	$3,761,761	$7,924,763

Change in preferred stock derivative liability for the three months ended December 31, 2010					$(4,156,097)

Change in preferred stock derivative liability for the nine months ended December 31, 2010					$412,908

Warrant Derivative Liabilities
The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31 2010	September 30 2010	December 31 2010
Risk-Free interest rate	2.4% - 3.3%	0.3% - 1.6%	0.3% - 2.4%
Expected volatility	126% - 214%	135% - 194%	141% - 202%
Expected life (in years)	0.5 – 6.6	0.0 – 6.1	0.0 – 5.8
Expected dividend yield	—	—	—
Number of warrants	125,299,740	125,116,392	119,566,601

Fair value – Warrant Derivative Liability	$8,499,423	$5,775,676	$3,710,930

Change in warrant derivative liability for the three months ended			$(2,064,745)

Change in warrant derivative liability for the nine months ended			$(4,788,493)

The risk free interest rate was based on rates established by the US Treasury Department.  The expected volatility was based on the historical volatility of the Company’s share price for periods equal to the expected life of the outstanding warrants at each valuation date.  The expected dividend rate was based on the fact that the Company has not historically paid dividends on common stock and does not expect to pay dividends on common stock in the future.

NOTE 7 -	PREFERRED SHARE DERIVATIVE INTEREST PAYABLE

Preferred share derivative interest payable as of December 31, 2010 consisted of $385,559 in derivative interest accrued and owing as of December 31, 2010.  The full amount of derivative interest payable as of December 31, 2010 was paid via the issuance of 8,608,445 shares of common stock in January 2011.

NOTE 8 -	OPERATING LEASES

The Company entered into a lease for a portion of a one-story warehouse, located at 135 Ludlow Avenue, Northvale, New Jersey, consisting of approximately 15,000 square feet of floor space. The lease term began on July 1, 2010 and is classified as an operating lease. The lease includes an initial term of 5 years and 6 months and we have the option to renew the lease for two additional terms, each of 5 years. The property related to this lease will be used for the storage of pharmaceutical finished goods, raw materials, equipment and documents as well as engaging in manufacturing, packaging and distribution activities.

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

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

	Three Months Ended Dec 31, 2010	Nine Months Ended Dec 31, 2010
Rent Expense	$22,584	$45,169

Change in deferred rent liability	22,584	45,169
Balance of deferred rent liability (long-term liability)	45,169	45,169

NOTE 9 -	DEFERRED REVENUES
Deferred revenue in the amount of $234,956 represents the unamortized amount of a $200,000 advance payment received for a licensing agreement with a fifteen year term beginning in September 2010 and ending in August 2025 plus a sales deposit of $39,400.  The advance payment was recorded as deferred revenue when received and is earned, on a straight line basis over the fifteen year life of the license.  The sales deposit will be offset against future sales of a product specified in the Manufacturing and Sales Agreement between Precision Dose Inc. and the Company, dated September 10, 2010 (the “Precision Dose Manufacturing and Sales Agreement”).  Please refer to exhibit 10.9 of the quarterly report on form 10-Q filed on November 15, 2010 for further details  on the Precision Dose Manufacturing Agreement, with such exhibit being herein incorporated by this reference.

NOTE 10 -	STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended December 31, 2010, the Company issued 3,926,568 shares of common stock in lieu of cash in payment of interest expense, totaling $227,320 due and owing as of September 30, 2010 to holders of the Company’s Series B, Series C and Series D Preferred Share derivative instruments plus 937,500 shares of common stock, in accordance with the terms and conditions of the Asset Purchase Agreement between Mikah Pharma and the Company, dated May 18, 2010 (the “Hydromorphone Agreement”).  Please refer to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010 for further details on the Hydromorphone Agreement, with such Exhibit being herein incorporated by this reference.

During the nine months ended December 31, 2010, the Company issued 12,633,145 shares of common stock in lieu of cash in payment of derivative interest expense, totaling $897,680, to holders of the Company’s Series B, Series C and Series D Preferred Share derivative instruments plus 937,500 shares of common stock pursuant to terms of the Hydromorphone Agreement.

Options

At December 31, 2010, the Company had 1,697,938 options fully vested and outstanding with exercise prices ranging from $0.06 to $3.00 per share; each option representing the right to purchase one share of common stock.  In addition, there are 1,359,062 options issued pursuant to the Company’s 2004 Stock Option Plan which are outstanding and not vested, with exercise prices ranging from $0.06 to $2.50 per share.  These options are scheduled to vest in equal annual increments on January 18, 2011, 2012 and 2013 or upon the occurrence of certain defined events and require that employees awarded such options be employed by the Company on  the vesting date.

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

	For the Three Months Ended Dec 31, 2010	For the Nine Months Ended Dec 31, 2010
Numerator
Net Income attributable to common shareholders	$5,928,211	$3,023,042

Denominator
Weighted-average shares of common stock outstanding - basic	96,873,523	92,196,433

Dilutive effect of stock options, warrants and convertible securities	210,956,902	171,913,797

Weighted-average shares of common stock outstanding - diluted	307,839,425	264,110,230

Net income per share
Basic	$0.06	$0.03
Diluted	$0.02	$0.01

NOTE 12 -	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 14, 2010, the date the accompanying financial statements were issued.  The following are material subsequent events:

Common shares issued in lieu of cash in payment of derivative interest expense
Derivative interest expense related to the Preferred Share derivatives due and payable as of December 31, 2010 were paid during January 2011 through the issuance of 8,608,445 shares of common stock.

Sale of New Jersey Net Operating Losses
In January 2011, the Company received final approval from the NJEDA for the sale of New Jersey net-operating losses with net tax benefits equal to $338,951, under the Technology Business Tax Certificate Transfer Program.   The Company sold the net operating loss approved for sale at a transfer price equal to ninety two cents of each net benefit dollar.  The proceeds of such sale, totaling $311,835 were received by the Company during January 2011.

Development agreement with Hi-Tech Pharmacal Co., Inc.
On January 10, 2011, Elite and Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) announced that they have entered into an agreement for Elite to develop for Hi-Tech an intermediate product for a generic version of a prescription product for which the branded product had sales in 2010 of over $100 million.

Under the terms of the agreement, Elite will undertake a developmental program for an intermediate product that Hi-Tech shall then incorporate into a final product. Hi-Tech, or its designees, shall be responsible for the filing of the Abbreviated New Drug Application ("ANDA") for the finished product and the ANDA will be filed under the Hi-Tech name. Upon approval of the ANDA, Elite will manufacture the intermediate product. Hi-Tech will manufacture the final product and will be responsible for the marketing and sales of the final product. Hi-Tech will pay Elite milestone payments for the development work. Upon commercialization, Elite will receive payment for the manufacturing of the intermediate product and a percentage of the profits generated from the sale of the product.

For further details, please refer to the Current Report on Form 8-K filed with the SEC on January 10, 2011, such filing being herein incorporated by this reference.

Delay in third closing of the Strategic Alliance Agreement

Pursuant to that certain Strategic Alliance Agreement, dated as of March 18, 2009, by and among Elite Pharmaceuticals, Inc., a Delaware corporation (the “ Registrant ”), on the one hand, and Epic Pharma, LLC, a Delaware limited liability company (the “ Parent ”), and Epic Investments, LLC, a Delaware limited liability company (the “ Subsidiary ”, and together with the Parent, “ Epic ”), on the other hand, as amended by that certain Amendment, dated as of April 30, 2009, by and among, the Registrant, the Parent and the Subsidiary, as further amended by that certain Second Amendment, dated as of June 1, 2009, by and among the Registrant, and the Parent, the Subsidiary, Ashok G. Nigalaye and Jeenarine Narine, as further amended by that certain Amendment Agreement, dated as of June 25, 2010, by and among the Registrant, the Parent and the Subsidiary (as amended, the “ Strategic Alliance Agreement ”), the Registrant agreed to issue to the Subsidiary, and the Subsidiary agreed to purchase from the Registrant, 1,000 additional shares of the Company’s Series E Convertible Voting Preferred Stock, par value $0.01 per share (the “ Series E Preferred Stock ”), and a warrant (the “ Warrant ”) to purchase 40,000,000 shares of its Common Stock, par value $0.01 per share, at an exercise price of $0.025 per share, on or before December 31, 2010 (the “ Closing Date ”), for aggregate cash consideration of $1,000,000 (such payment, the “ Consideration ”).

The Subsidiary did not pay the Consideration to the Registrant on or before the Closing Date. On January 4, 2011, the Registrant sent a written request to Epic for payment of the Consideration in accordance with its obligations under the Strategic Alliance Agreement.

On January 6, 2011, Epic responded to such request stating that, as a result of the complaint filed against the Registrant by The PharmaNetwork, LLC (“ TPN ”) on or about September 3, 2010 in the Superior Court of New Jersey Chancery Division: Bergen County (Docket No. C-272-10), with an amendment of such complaint being filed on or about September 24, 2010 (the “ TPN Complaint ”), one or more of the conditions to the Subsidiary’s performance under the Strategic Alliance Agreement may not have been satisfied.  As a result of the filing of the TPN Complaint and the pending litigation related thereto (the “ TPN Litigation ”), Epic stated that it does not have the requisite information regarding the status of the TPN Litigation to evaluate the impact that the TPN Litigation may have on the closing of the payment of the Consideration by the Subsidiary to the Registrant. Epic requested the Registrant to provide it with further details regarding the TPN Litigation and any other pending litigations or proceedings before it will pay the Consideration to the Registrant under the Strategic Alliance Agreement.

On January 11, 2011, the Registrant informed Epic in writing that it does not believe pendency of the TPN Litigation results in the condition set forth in Section 2.11(b)(ix) of the Strategic Alliance Agreement failing to be satisfied. The Registrant intends to continue discussions with the Parent and the Subsidiary and provide such information as may be necessary to establish that all conditions to the Subsidiary’s purchase of the additional 1,000 shares of Series E Preferred Stock and the Warrant under the Strategic Alliance Agreement have been satisfied.

In addition, pursuant to the Strategic Alliance Agreement, within 10 business days following the last day of each calendar quarter, the Subsidiary agreed to purchase from the Registrant 62.5 shares of Series E Preferred Stock (such shares, the “ Additional Shares ”, and closings of such purchase, “ Additional Closing ”) for $62,500 (such amount, the “ Additional Consideration ”). As of the date hereof, Additional Closings have not been conducted for, and the Subsidiary has not paid Additional Consideration for Additional Shares in connection with, the calendar quarters ending September 30, 2010 or December 31, 2010.

The Registrant disputes the claims set forth in the TPN Complaint and it believes the lawsuit is without merit and intends to vigorously defend against them. On or about October 14, 2010, the Registrant filed its response to the TPN Complaint and two counterclaims. The first counterclaim asserts TPN’s breach of contract and seeks monetary damages in the sum of an amount no less than $1.125 million, plus interest. The second counterclaim asserts TPN’s breach of its obligation of good faith and fair dealing to the Registrant and seeks monetary damages in the sum of an amount no less than $1.125 million, plus interest. The case is presently in the discovery stage.

Please also refer to the Current Report on Form 8-K filed with the SEC on January 13, 2011, with such filing being herein incorporated by reference.

Approval of Phentermine Tablets 37.5mg
On February 4, 2011, the Company announced the approval of an Abbreviated New Drug Application (ANDA) for phentermine HCl 37.5 mg tablets by the U.S. Food and Drug Administration (FDA).  The phentermine HCl tablets are the generic equivalent of the Adipex-P® 37.5 mg tablets.  The product and its equivalents had annual sales of approximately $40 million in 2010 and there are currently six other approved generic manufacturers plus the innovator.  On September 16, 2010, Elite had previously announced the acquisition of the ANDA for this generic product from Epic Pharma LLC (“Epic”).  The ANDA approval was granted under Epic Pharma’s name and transfer of the ANDA into Elite’s name will begin immediately.

Also previously disclosed on September 16, 2010, this product was part of a license agreement and a manufacturing and supply agreement (together the “Agreements”) with Precision Dose, Inc. (Precision Dose) which has a wholly owned subsidiary, TAGI Pharma, Inc. (“TAGI Pharma”) which will distribute the product.  Pursuant to the previously disclosed Agreements, TAGI Pharma will market and sell this product and Elite will manufacture the product.  Elite will receive a milestone payment upon shipment of the first product to Precision Dose and Elite will receive a percentage of the gross profit, as defined in the License Agreement, and earned by TAGI Pharma as a result of sales of the products.  The license fee is payable monthly for the term of the License Agreement.

Please also refer to the Current Reports on Form 8-K filed with the SEC on February 4, 2011 and September 16, 2011, with such filings being herein incorporated by this reference.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2010
COMPARED TO THE
THREE AND NINE MONTH PERIOD ENDED DECEMBER 31, 2009
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

We have two products, Lodrane 24® and Lodrane 24D®, currently being sold commercially.  We also have an approved generic methadone product developed with our partner, The PharmaNetwork.  We are pursuing a sales and distribution agreement for this product.  A sales and distribution agreement is a prerequisite for the launch of this product and must be mutually agreed upon by Elite and our development partner.  Elite has purchased three approved generic products: a generic hydromorphone product, a generic naltrexone product and a generic phentermine product.  The manufacturing process for all three recently acquired products from the previous ANDA holders  to our facilities in Northvale, New Jersey, is currently on-going.  Elite also executed a License Agreement with Precision Dose, Inc. (“Precision Dose”) to market and sell the Elite products in the United States, Puerto Rico, and Canada through its wholly-owned subsidiary, TAGI Pharma Inc. (“TAGI”).  TAGI will market the two approved and on approval-pending product recently purchased by the Company as well as additional products and dosage strengths that have or will be filed for approval with the FDA.  The Company also has a pipeline of additional generic drug candidates under active development.  Additionally, the Company is developing ELI-216, an abuse resistant oxycodone product, and ELI-154, a once-daily oxycodone product.  Elite’s facility in Northvale, New Jersey operates under Current Good Manufacturing Practice (“cGMP”) and is a United States Drug Enforcement Agency (“DEA”) registered facility for research, development and manufacturing.

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

Lodrane 24®, was first commercially offered in November 2004 and Lodrane 24D® was first commercially offered in December 2006.  Elite’s revenues for manufacturing these products and a royalty on sales for the quarters ended December, 2010 and 2009 aggregated $1,104,986 and, $917,383, respectively.  Elite’s revenues for manufacturing these products and a royalty on sales for the nine month periods ended December, 2010 and 2009 aggregated $2,790,332 and, $2,507,474, respectively.

Since January, 2010, the Company has performed laboratory stability studies of Lodrane and Lodrane 24D, for ECR, on a contract basis.  Elite’s revenues from such contract laboratory services for the nine months ended December 31, 2010 were $234,123.

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

On May 18, 2010, Elite executed an asset purchase agreement with Mikah Pharma LLC (the “Hydromorphone Agreement”). Pursuant to the Hydromorphone Agreement, the  Company acquired from Mikah an Abbreviated New Drug Application for Hydromorphone Hydrochloride Tablets USP, 8 mg, for aggregate consideration of $225,000, comprised of an initial payment of $150,000, which was made on May 18, 2010.  A second payment of $75,000 was due to be paid to Mikah on June 15, 2010, with the Company having the option to make this payment in cash or by issuing to Mikah 937,500 shares of the Company’s common stock.  The Company elected and did issue 937,500 shares of Common Stock during the quarter ended December 31, 2010, in full payment of the $75,000 due to Mikah pursuant to the asset purchase agreement dated May 18, 2010.  Elite is transferring the process to the Facility in Northvale, NJ where it intends to manufacture the product.  A current report on form 8-K was filed on May 24, 2010 in relation to this announcement, such filing being incorporated herein by this reference.   For further details on the Hydromorphone Agreement, please refer to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2010, and incorporated herein by reference.

On August 27, 2010, Elite executed the Naltrexone Asset Purchase Agreement with Mikah Pharma LLC (“Mikah”) pursuant to which Elite acquired from Mikah the Abbreviated New Drug Application number 75-274 (Naltrexone Hydrochloride Tablets USP, 50 mg), and all amendments thereto (the “ANDA”), that have to date been filed with the FDA seeking authorization and approval to manufacture, package, ship and sell the products described in the ANDA within the United States and its territories (including Puerto Rico) for aggregate consideration of $200,000.  In lieu of cash, Mikah agreed to accept from Elite product development services to be performed by Elite, as described below under Product Development Agreement heading.  A current report on form 8-K was filed on August 27, 2010 in relation to this announcement, such filing being incorporated herein by this reference.  Please also refer to exhibit 10.5 of the Quarterly Report on Form 10-Q filed with SEC on November 15, 2010, such filing being incorporated herein by this reference.

On September 10, 2010, Elite, together with its subsidiary, Elite Laboratories, Inc., executed a Purchase Agreement (the “Phentermine Purchase Agreement”) with Epic Pharma LLC (the “Seller”) for the purpose of acquiring from the seller an Abbreviated New Drug Application for a generic phentermine product (the “Phentermine ANDA”), with such being filed with, but not yet approved by the FDA.  On February 4, 2011, the Company announced the approval by the FDA of the Phentermine ANDA.  As per the terms and conditions of the Phentermine Purchase Agreement, the acquisition of the Phentermine ANDA will close on the later of 60 days from the date of the Purchase Agreement or upon receipt of FDA approval of the Phentermine ANDA.  Upon the closing, Elite will pay a portion of the purchase price.  The remainder of the purchase price will be paid in quarterly installments over a period of three years, beginning at the end of the first full quarter following the closing.  Current reports on form 8-K were filed on September 10, 2010 and February 4, 2011 in relation to the Phentermine Purchase Agreement and the Phentermine ANDA, with such filings being incorporated herein by this reference.  Please also refer to exhibit 10.7 of the Quarterly Report on Form 10-Q filed with SEC on November 15, 2010, such filing being incorporated herein by this reference.

Licensing Agreement
On September 10, 2010, Elite Pharmaceuticals Inc. (“Elite”) executed a License Agreement with Precision Dose, Inc. (“Precision Dose”) to market and sell four Elite generic products, consisting of Hydromorphone, Naltrexone, and two generic products for which ANDA’s have been filed but not yet approved by the FDA., through its wholly-owned subsidiary, TAGI Pharma, Inc. in the United States, Puerto Rico and Canada.  Precision Dose will have the exclusive right to market the products in the United States and Puerto Rico and a non-exclusive right to market the products in Canada.  Pursuant to the License Agreement, Elite will receive a license fee and milestone payments.  The license fee will be computed as a percentage of the gross profit, as defined in the License Agreement, earned by Precision Dose as a result of sales of the products.  The license fee is payable monthly for the term of the License Agreement.  The milestone payments will be paid in 6 installments.  The first installment was paid upon execution of the License Agreement.  The remaining installments are to be paid upon FDA approval and initial shipment of the products to Precision Dose.  The term of the License Agreement is 15 years and may be extended for 3 successive terms, each of 5 years.  A current report on form 8-K was filed on September 10, 2010 in relation to this announcement, such filing being incorporated herein by this reference.  Please also refer to exhibits 10.8 and 10.9 of the Quarterly Report on Form 10-Q filed with SEC on November 15, 2010, such filings being incorporated herein by this reference.

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

Product Development Agreement
On August 27, 2010, Elite Pharmaceuticals Inc. (“Elite”) executed an agreement with Mikah Pharma, LLC (“Mikah”) to undertake and perform development work to facilitate the preparation of a regulatory filing for a product under development (the “Product Development Agreement”).  The product will be formulated with a previously approved drug substance and will be designed to be delivered in a unique delivery profile.  Among other responsibilities, Elite will provide formulation, analytical development, clinical batch manufacture and validation work for the product.  The parties agreed that, in lieu of cash, the transfer to Elite of the Naltrexone product in accordance with the terms of the Naltrexone Asset Purchase Agreement (see discussion at Item 2.01 below), which they valued at $200,000, constituted the consideration for the development services being performed by Elite under the Product Development Agreement.  Mikah will also pay to Elite, on a quarterly basis, a royalty in the amount of 5% of net sales of the product.  The royalty will be due and payable for the duration of the period beginning on the date that the product is approved by the United States Food and Drug Administration (the “FDA”) and ending on the date of the introduction into the market of an equivalent generic product.  Upon approval of the new drug application by the FDA, Elite will manufacture the product and the parties will negotiate in good faith a manufacturing and supply agreement for the product. The Product Development Agreement has a term of 10 years.  There is no guarantee that the product will receive approval from the FDA.  A current report on form 8-K was filed on September 1, 2010 in relation to this announcement, such filing being incorporated herein by this reference.  Please also refer to exhibit 10.6 of the Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010, such filing being herein incorporated by this reference.

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

Results of Consolidated Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009
Our revenues for the three months ended December 31, 2010 were $1,226,297 an increase of $308,914 or approximately 34% over revenues for the comparable period of the prior year, and consisted of $901,653 in manufacturing fees, $92,902 in lab fees and $231,742 in royalties. Revenues for the three months ended December 31, 2009, consisted of $744,948 in manufacturing fees and $172,435 in royalties.  Manufacturing fees increased by approximately 21% due to timing of orders and shipments and growing demand for the Lodrane products. Royalty revenues for the quarter ended December 31, 2010 increased by $59,307, when compared to royalty revenues for the same quarter of the prior year.  This increase is due to the timing of end-user sales in the market and a growing demand for the Lodrane products.

Research and development costs for the three months ended December 31, 2010 were $179,525, a decrease of $68,248 or approximately 28% from $247,773 of such costs for the comparable period of the prior year.  Decreases were attributed to decreases in employee costs and consulting fees associated with the development of products and lower active pharmaceutical ingredient costs for product development.

General and administrative expenses for the three months ended December 31, 2010, were $315,537, a decrease of $183,347, or approximately 37% from $498,884 of general and administrative expenses for the comparable period of the prior year.  The decrease was primarily due to the December 2010 quarter not having the unusually high legal fees incurred during the December 2009 quarter in relation to litigation existing during that period that has since been settled, plus continued cost reduction initiatives throughout all aspects of our operations, offset by increased rent expense related to the operating lease entered into as of July 1, 2010.

Depreciation and amortization for the three months ended December 31, 2010 was $9,200, a decrease of $30,515, or approximately 77%, from $39,715 for the comparable period of the prior year. The decrease was due to the implementation of improved manufacturing cost accounting systems which more accurately allocate depreciation expense among manufacturing and other operations, increased manufacturing volumes reducing excess capacity, as well as non-essential machinery and equipment not being replaced upon reaching retirement, full depreciation.

Non-cash compensation through the issuance of stock options and warrants for the three months ended December 31, 2010 was $7,580, a decrease of $20,908, or approximately 73% from $28,488 for the comparable period of the prior year.  The decrease was due to the timing of the amortization schedule established at the time of issuance of the related stock options and warrants.

Other income/(expenses) for the three months ended December 31, 2010 were $5,856,343, an increase in other income of $14,939,935 from the net other income/(expense) of $(9,083,592) for the comparable period of the prior year.  The increase in other income/(expenses) was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the quarter ended December 31, 2010 totaling $6.2 million, as compared to a derivative expense of $8.4 million for the comparable period of the prior year.

 As a result of the foregoing, our net income for the three months ended December 31, 2010 was $5,928,212 compared to a net loss of $(9,590,485) for the three months ended December 31, 2009.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009
Our revenues for the nine months ended December 31, 2010 were $3,052,864 an increase of $545,390 or approximately 22% over revenues for the comparable period of the prior year, and consisted of $2,236,064 in manufacturing fees, $234,123 in lab fees and $582,677 in royalties. Revenues for the nine months ended December 31, 2009, consisted of $1,948,952 in manufacturing fees and $558,522 in royalty fees.  Manufacturing fees increased by approximately 15% due to growing demand for the Lodrane products. Royalty revenues for the nine months ended December 31, 2010 increased by $24,155, when compared to royalty revenues for the same period of the prior year.

This increase is due to the timing of end-user sales in the market and a growing demand for the Lodrane products.

Research and development costs for the nine months ended December 31, 2010 were $494,968, a decrease of $263,222 or approximately 35% from $758,190 of such costs for the comparable period of the prior year.  Decreases were attributed to decreases in employee costs and consulting fees associated with the development of products and lower active pharmaceutical ingredient costs for product development.

General and administrative expenses for the nine months ended December 31, 2010, were $947,761, a decrease of $340,804, or approximately 26% from $1,288,565 of general and administrative expenses for the comparable period of the prior year.  The decrease was primarily due to not having the unusually high legal fees incurred in the prior year in relation to litigation existing during that period that has since been settled, plus continued cost reduction initiatives throughout all aspects of our operations, offset by increased rent expense related to the operating lease entered into as of July 1, 2010.

Depreciation and amortization for the nine months ended December 31, 2010 was $113,490, a decrease of $100,997, or approximately 47%, from $214,487 for the comparable period of the prior year. The decrease was due to the implementation of improved manufacturing cost accounting systems which more accurately allocate depreciation expense among manufacturing and other operations, increased manufacturing volumes which reduced excess capacity, as well as non-essential machinery and equipment not being replaced upon reaching retirement, full depreciation.

Non-cash compensation through the issuance of stock options and warrants for the nine months ended December 31, 2010 was $33,268, a decrease of $79,773, or approximately 71% from $113,041 for the comparable period of the prior year.  The decrease was due to the timing of the amortization schedule established at the time of issuance of the related stock options and warrants.

Other income/(expenses) for the nine months ended December 31, 2010 were $3,185,787, an increase in other income of $13,505,840 from the net other income/(expense) of $(10,320,053) for the comparable period of the prior year.  The increase in other income/(expenses) was due to derivative expense related to changes in the fair value of our preferred shares and outstanding warrants during the nine months ended December 31, 2010 totaling $4.4 million, as compared to $(8.6) million for the comparable period of the prior year.

As a result of the foregoing, our net income for the nine months ended December 31, 2010 was $3,023,043 compared to a net loss of $(12,111,307) for the nine months ended December 31, 2009.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), decreased to a deficit of $2.7 million as of December 31, 2010 from a working capital deficit of $2.3 million as of March 31, 2010, primarily due to our net loss from operations, exclusive of non-cash charges.  In addition, it should be noted that current liabilities includes the entire principal amount due on the Company’s NJEDA Bonds Payable.  This amount, totaling $3.4 million has been classified as a current liability as a result of the Company receiving a notice of default from the Trustee of the NJ-EDA Bonds.  Please refer to Note 5 to our financial statements and Item 3 of this current report on Form 10-Q for further details.

We achieved a positive cash flow from operations of $318,457 for the nine months ended December 31, 2010, primarily due to deferred revenues relating to milestone payments, totaling $234,956, received from marketing contracts signed during the period and our net income from continuing operations of  $3,005,004,  decreased by non cash charges totaling $3,019,933, which included depreciation and amortization of $362,381,  change in fair value of warrant derivative liabilities of $(4,788,493), change in fair value of preferred share derivative liabilities of $412,908, derivative interest payments satisfied through the issuance of common shares in lieu of cash of $897,680 and non cash compensation satisfied by the issuance of common stock and options of $33,268.

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations

As of December 31, 2010, the Company had a working capital deficit of $2.7 million, losses from operations totaling $0.2 million for the nine months ended December 31, 2010, other income totaling $3.2 million for the nine months ended and a net income of $3.0 million for the nine months ended December 31, 2010.  Please note that the Company’s other income/(expenses) are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

In addition, the Company has received Notice of Default from the Trustee of the NJEDA Bonds as a result of the utilization of the debt service reserve being used to pay interest payments due on September 1, 2009, March 1, 2010 and September 1, 2010 totaling $121k, $113k and $113k, respectively, and principal payments due on September 1, 2009 totaling $210k.  The debt service reserve was utilized to make such payments as a result of the Company’s not having sufficient funds available to make such payments when due.

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

As of December 31, 2010, we had cash reserves of $415,194.  The completion of all transactions contemplated by the Epic Strategic Alliance Agreement, including the consummation of the third closing thereof, is expected to provide additional funds to permit us to continue development of our product pipeline for more than two years.  Beyond two years, we anticipate that, with growth of Lodrane and the launch of the generic Hydromorphone 8mg and Naltrexone 50mg recently acquired pursuant to asset purchase agreements with Mikah Pharma LLC, Elite could be profitable. In addition, the commercialization of the products developed at the Facility under the Epic Strategic Alliance Agreement is expected to add a new revenue source for Elite. However, there can be no assurances as to the growth, success of development or commercialization of these products.

Despite the successful completion of the initial and second closings of the Epic Strategic Alliance Agreement, there can be no assurances that we will be able to consummate the third closing pursuant to the terms and conditions of the Epic Strategic Alliance Agreement.  If such transactions are consummated, we will receive additional cash proceeds of $1.6875 million (which will include quarterly payments of $62,500 for a period of 11 quarters).  Even if we were able to successfully complete the third closing of the Epic Strategic Alliance Agreement, we still may be required to seek additional capital in the future and there can be no assurances that we will be able to obtain such additional capital on favorable terms, if at all. For additional information regarding the Epic Strategic Alliance Agreement, please see our disclosures under “Epic Strategic Alliance Agreement” in Item 7 of Part II of our Annual Report on Form 10-K, and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009, June 5, 2009, July 1, 2010 and January 13, 2011, which disclosures are incorporated herein by reference.

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

For the nine months ended December 31, 2010, we realized approximately $0.3 million positive cash flow from operating activities.  Our working capital deficit at December 31, 2010 was approximately $2.7 million compared with working capital surplus of approximately $0.5 million at December 31, 2009.  Please note that the working capital deficit of $2.6 million as of December 31, 2010, includes the entire principal amount due in relation to the NJEDA Bonds.  This amount, totaling $3.4 million was first classified as a current liability as of March 31, 2010, due to the Notice of Default received from the Trustee in relation to the NJEDA Bonds.  The working capital surplus of $0.5 million as of December 31, 2009, does not include classification of such entire principal amount due on the NJEDA Bonds as a current liability.  Please refer to Note 5 to our financial statements and Item 3 of this current report on Form 10-Q for a more detailed discussion of the NJEDA Bonds and Notice of Default.

Cash and cash equivalents at December 31, 2010, were approximately $0.4 million, a decrease of approximately $0.5 million from the approximately $0.9 million at December 31, 2009.

As of December 31, 2010, our principal source of liquidity was approximately $0.4 of cash and cash equivalents.   Additionally, we may have access to funds through the exercise of outstanding stock options and warrants. There can be no assurance that the exercise of outstanding warrants or options will generate or provide sufficient cash.

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

Management has determined that, as of December 31, 2010, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2010, we issued 3,926,568 shares of our common stock to the holders of our Series B, C and D Preferred Stock.  The shares were issued in satisfaction of our obligation to pay $227,320 in dividends earned and/or owing during the quarter ended September 30, 2010.  We did not receive any proceeds in exchange for the issuance of these securities.  We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 to issue the common stock   The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

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

ELITE PHARMACEUTICALS, INC.

Date:	February 14, 2011	/s/ Jerry Treppel
Jerry Treppel
Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2011	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)