Form 10-Q/A
period 2010-09-30
ELITE PHARMACEUTICALS INC /DE/
filed 2011-04-26
CIK 1053369

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 12, 2010 the issuer had outstanding 97,949,973 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

EXPLANATORY NOTE

Elite  Pharmaceuticals, Inc., a Delaware corporation (the “ Registrant ”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (“Amendment”) for the quarterly period ended September 30, 2010, as originally filed by the Registrant with the United States Securities and Exchange Commission (the “ Commission ”) on November 15, 2010 (the “Original Filing”), to file an accurate copy of a certain Asset Purchase Agreement, dated as of August 27, 2010, by and between Mikah Pharma LLC and the Registrant, that was filed as exhibit 10.5 to the Original Filing in the form in which the Registrant requested staff confidential treatment from the Commission.  Exhibit 10.5 as filed with the Original Filing did not reflect the execution version of the exhibit provided to the Commission in its request for confidential treatment of certain information included therein.  Exhibit 10.5 filed with this Amendment represents the execution version of the document.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment is accompanied by currently dated certifications filed as Exhibits 31.1, 31.2, 32.1 and 31.2.

Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing.  This Amendment continues to speak as of the date of the Original Filing, and does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Amendment shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ii

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

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

Date: April 26, 2011	/s/ Jerry Treppel
Jerry Treppel
Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2011	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)

2