Form 10-K
period 2011-03-31
ELITE PHARMACEUTICALS INC /DE/
filed 2011-06-29
CIK 1053369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED – MARCH 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number:  001 – 15697

ELITE PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3542636

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

165 Ludlow Avenue, Northvale, New Jersey  07647
(Address of principal executive offices)

(201) 750 – 2646
(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	~

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act	Yes ☐	No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
☐	☐	☐	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐                                                                No ☒

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of determining this amount, only directors, executive officers and, based on Schedule 13(d) filings as of September 30, 2010, 10% or greater stockholders, and their respective affiliates, have been deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes).

Title of Class	Aggregate Market Value	As of Close of Business on
Common Stock - $0.001 par value	5,559,405	September 30, 2010

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date

Title of Class	Shares Outstanding	As of Close of Business on
Common Stock - $0.001 par value	243,363,531	June 24, 2011

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

Any reference to “Elite”, the “Company”, “we”, “us”, “our” or the “Registrant” means Elite Pharmaceuticals Inc. and its subsidiaries.

PART I

ITEM 1	BUSINESS

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

Business Overview and Strategy

We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled-release products, using proprietary technology and the development and manufacture of generic pharmaceuticals. Our strategy includes improving off-patent drug products for life cycle management and developing generic versions of controlled-release drug products with high barriers to entry. Our technology is applicable to develop delayed-, sustained- or targeted-release pellets, capsules, tablets, granules and powders.

We have one product, Phentermine 37.5mg tablets, currently being sold commercially.

During the fiscal years ended March 31, 2011 (“Fiscal 2011”) and March 31, 2010 (“Fiscal 2010”), the Company manufactured and sold Lodrane 24® and Lodrane 24D® (the “Lodrane Products”).  On March 3, 2011, the U.S. Food and Drug Administration (“US-FDA”) announced its intention to remove approximately 500 cough/cold and allergy related products from the U.S. market.  The Lodrane Products were included in the FDA list of 500 products.  After this announcement by the US-FDA, the Company’s customer for the Lodrane Products cancelled all outstanding orders and manufacturing of the Lodrane Products has ceased.  A Current Report on Form 8-K was filed with the SEC on March 4, 2011 in relation to this announcement by the US-FDA, such filing being herein incorporated by reference.

The Lodrane Products were responsible for 97% and 100% of the Company’s revenues for Fiscal 2011 and Fiscal 2010, respectively.

ECR (the owner and marketer of the Lodrane Products) has initiated a formal approval process with the FDA in 2010 regarding the Lodrane Products and issued a press release on March 3, 2011 stating that they will continue to actively pursue approval for the Lodrane products.  In addition, on April 29, 2011, ECR filed a Petition for Review with the United States Court of Appeals for the District of Columbia, petitioning such court to review and set aside the final order of the US-FDA with relation to the Lodrane Products.

Elite also purchased from Mikah Pharma LLC, an approved Abbreviated New Drug Applications (“ANDAs”) for Hydromorphone 8 mg and Naltrexone 50mg tablets. Transfer of production of this product from the previous ANDA holder, Mikah Pharma to our manufacturing facilities is currently in process. Elite also completed a contract manufacturing agreement with Mikah Pharma for two generic products: Isradipine Capsules USP, 2.5 mg and 5 mg and Phendimetrazine Tartrate Tablets USP, 35 mg and with ThePharmaNetwork for methadone 10 mg.

The Company has a pipeline of additional generic drug candidates under active development, including, without limitation, ELI-216, an abuse resistant oxycodone product, and ELI-154, a once-a-day oxycodone product.

Elite’s facility in Northvale, New Jersey (the “Facility”) operates under Good Manufacturing Practice (“GMP”) and is a United States Drug Enforcement Agency (“DEA”) registered facility for research, development and manufacturing.

Strategy

Elite is focusing its efforts on the following areas: (i) development of Elite’s pain management products, (ii) manufacturing of a line of generic pharmaceutical products with  approved ANDA’s; (iii) development of additional generic pharmaceutical products ; (iv) the development of the other products in our pipeline including the products pursuant to the Epic Strategic Alliance Agreement and other partners; (v) commercial exploitation of our products either by license and the collection of royalties, or through the manufacture of our formulations, and (vi) development of new products and the expansion of our licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

Elite is focusing on the development of various types of drug products, including branded drug products which require new drug applications (“NDAs”) under Section 505(b)(1) or 505(b)(2) of the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Drug Price Competition Act”) as well as generic drug products which require abbreviated new drug applications (“ANDAs”).

Elite believes that its business strategy enables it to reduce its risk by having a diverse product portfolio that includes both branded and generic products in various therapeutic categories and to build collaborations and establish licensing agreements with companies with greater resources thereby allowing us to share costs of development and improve cash-flow.

Elite’s Purchase of a Generic Hydromorphone HCl Product

On May 18, 2010, Elite executed an asset purchase agreement with Mikah Pharma LLC (“Mikah”) (the “Hydromorphone Agreement”). Pursuant to the Hydromorphone Agreement, the Company acquired from Mikah an Abbreviated New Drug Application for Hydromorphone Hydrochloride Tablets USP, 8 mg (“Hydromorphone 8mg”), for aggregate consideration of $225,000, comprised of an initial payment of $150,000, which was made on May 18, 2010.  A second payment of $75,000 was due to be paid to Mikah on June 15, 2010, with the Company having the option to make this payment in cash or by issuing to Mikah 937,500 shares of the Company’s common stock.  The Company elected and did issue 937,500 shares of Common Stock during the quarter ended December 31, 2010, in full payment of the $75,000 due to Mikah pursuant to the asset purchase agreement dated May 18, 2010.  A current report on form 8-K was filed on May 24, 2010 in relation to this announcement, such filing being incorporated herein by this reference.

For further details on the Hydromorphone Agreement, please refer to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2010, and incorporated herein by reference.

On May 31, 2011, the Company received a letter from the US Food and Drug Administration (FDA) responding to a Changes Being Effected in 30 Days (“CBE 30”) supplement filed by the Company with the agency to change the manufacturing and packaging location of the Hydromorphone Hydrochloride Tablets USP, 8 mg ANDA purchased from Mikah Pharma. The letter from the FDA informed the Company that the agency has reclassified the application as a prior approval supplemental application which will delay the commercialization.

 A current report on form 8-K was filed on June 6, 2011 in relation to this announcement, such filing being incorporated herein by this reference.

As a result of the delay in commercialization resulting from the reclassification of the Company’s application, the Company recorded an impairment of the ANDA asset acquired from Mikah Pharma pursuant to the Hydromorphone Agreement in an amount equal to the entire purchase price of the acquisition.

This product is included in the license and manufacturing agreements executed with Precision Dose Inc (“Precision Dose”) and its wholly owned subsidiary, TAGI Pharma Inc (“TAGI”) and dated September 10, 2010.  A current report on form 8-K was filed on September 16, 2010, in relation to the signing of this agreement, such filing being herein incorporated by reference.

Elite’s Purchase of a Generic Naltrexone Product

On August 27, 2010, Elite executed an asset purchase with Mikah (the “Naltrexone Agreement”).  Pursuant to the Naltrexone Agreement, Elite acquired from Mikah the Abbreviated New Drug Application number 75-274 (Naltrexone Hydrochloride Tablets USP, 50 mg), and all amendments thereto (the “ANDA”), that have to date been filed with the FDA seeking authorization and approval to manufacture, package, ship and sell the products described in the ANDA within the United States and its territories (including Puerto Rico) for aggregate consideration of $200,000.  In lieu of cash, Mikah agreed to accept from Elite product development services to be performed by Elite.  A current report on form 8-K was filed on August 27, 2010 in relation to this announcement, such filing being incorporated herein by this reference.  Please also refer to exhibit 10.5 of the Quarterly Report on Form 10-Q filed with SEC on November 15, 2010, such filing being incorporated herein by this reference.

The transfer of production of Naltrexone Hydrochloride Tablets USP, 50mg (“Naltrexone 50mg Tablets”) from Mikah to the Facility is currently in progress.  Similar to Hydromorphone 8 mg, The Company also recorded an impairment of this product, Naltrexone 50 mg, in an amount equal to the entire purchase price of the acquisition since it could also be affected in the same manner as hydromorphone.

Elite’s Purchase of a Generic Phentermine Product

On September 10, 2010, Elite, together with its subsidiary, Elite Laboratories, Inc., executed a Purchase Agreement (the “Phentermine Purchase Agreement”) with Epic Pharma LLC (the “Seller”) for the purpose of acquiring from the seller an Abbreviated New Drug Application for a generic phentermine product (the “Phentermine ANDA”), with such being filed with, but not yet approved by the FDA at the time the Phentermine Purchase Agreement was executed.  On February 4, 2011, the Company announced the approval by the FDA of the Phentermine ANDA.  The acquisition of the Phentermine ANDA closed on March 31, 2011 and Elite paid the full acquisition price of $450,000 from the purchase agreement with Epic Pharma.  Current reports on form 8-K were filed on September 10, 2010 and February 4, 2011 in relation to the Phentermine Purchase Agreement and the Phentermine ANDA, with such filings being incorporated herein by this reference.  Please also refer to exhibit 10.7 of the Quarterly Report on Form 10-Q filed with SEC on November 15, 2010, such filing being incorporated herein by this reference.

This product is being marketed and distributed by Precision Dose Inc (“Precision Dose”) and its wholly owned subsidiary, TAGI Pharma Inc. (“TAGI”) pursuant license and manufacturing agreements dated September 10, 2010.  A current report on form 8-K was filed on September 16, 2010 in relation to signing of this agreement, such filing being incorporated herein by this reference

Licensing Agreement with Precision Dose Inc.

On September 10, 2010, Elite Pharmaceuticals Inc. (“Elite”) executed a License Agreement with Precision Dose, Inc. (“Precision Dose”) to market and sell four Elite generic products, consisting of Hydromorphone, Naltrexone, Phentermine 37.5mg tablets (“Phentermine 37.5mg”) and one additional generic products for which an ANDA has been filed but not yet approved by the FDA., through its wholly-owned subsidiary, TAGI Pharma, Inc. in the United States, Puerto Rico and Canada.  Precision Dose will have the exclusive right to market the products in the United States and Puerto Rico and a non-exclusive right to market the products in Canada.  Pursuant to the License Agreement, Elite will receive a license fee and milestone payments.  The license fee will be computed as a percentage of the gross profit, as defined in the License Agreement, earned by Precision Dose as a result of sales of the products.  The license fee is payable monthly for the term of the License Agreement.  The milestone payments will be paid in 6 installments.  The first installment was paid upon execution of the License Agreement.  The remaining installments are to be paid upon FDA approval and initial shipment of the products to Precision Dose.  The term of the License Agreement is 15 years and may be extended for 3 successive terms, each of 5 years.  A current report on form 8-K was filed on September 10, 2010 in relation to this announcement, such filing being incorporated herein by this reference.  Please also refer to exhibits 10.8 and 10.9 of the Quarterly Report on Form 10-Q filed with SEC on November 15, 2010, such filings being incorporated herein by this reference.

Research and Development

During each of the last two fiscal years, we have focused on research and development activities.  We spent $1,385,211 for the fiscal year ended March 31, 2011 (“Fiscal 2011”) and $794,433 for the fiscal year ended March 31, 2010 (“Fiscal 2010”) on research and development activities.

It is our general policy not to disclose products in our development pipeline or the status of such products until a product reaches a stage that we determine, for competitive reasons, in our discretion, to be appropriate for disclosure and because the disclosure of such information might suggest the occurrence of future matters or events that may not occur.

Commercial Products

On April 7, 2011, Elite Pharmaceuticals, Inc. announced that the company made the initial shipment of phentermine HCl 37.5 mg tablets to TAGI Pharma, a wholly owned subsidiary of Precision Dose.  This triggered a milestone payment under the License, Manufacturing and Supply Agreement with Precision Dose.  Phentermine tablets are now a commercial product being distributed by our partner, TAGI Pharma.

A Current Report on form 8-K was filed on April 7, 2011 in relation to this announcement, such filing being incorporated herein by this reference.

Contract Manufacturing

Subsequent to March 31, 2011 and prior to the date of filing of this Annual Report on Form 10-K, Elite entered into two separate contractual relationships for the contract manufacturing by Elite for three different generic products.  As these contracts were executed after March 31, 2011, they had no effect on the results presented in this Annual Report on Form 10-K.

On June 1, 2011, Elite Pharmaceuticals Inc. (“Elite”) executed a Manufacturing and Supply Agreement (the “Agreement”) with Mikah Pharma, LLC (“Mikah”) to undertake and perform certain services relating to two generic products: Isradipine Capsules USP, 2.5 mg and 5 mg and Phendimetrazine Tartrate Tablets USP, 35 mg (the “Products”), including (a) developing and preparing the documentation required for the transfer of the manufacturing process to Elite’s facility and the appropriate regulatory filing for the ANDA, and (b) manufacturing finished dosage forms appropriate for commercial sale, marketing and distribution in the United States of America, its territories, possessions, and commonwealths in accordance with the requirements of this Agreement; Elite shall perform, at its sole cost and expense, all Technology Transfer, validation and qualification services (including: equipment, methods and facility qualification), validation and stability services required by Applicable Laws to commence manufacturing the Products for commercial sale by Mikah or its designees in accordance with the terms of this Agreement. During the term of this Agreement and subject to the provisions herein, Mikah shall purchase from Elite and Elite agrees to manufacture and supply solely and exclusively to Mikah, such Product as Mikah may order from time to time pursuant to this Agreement. Mikah will compensate Elite at an agreed upon transfer price for the manufacturing and packaging of the Products. For the Isradipine product, Elite will also receive a 10% royalty on net profits of the finished Product. The payment is to be calculated and paid quarterly. Elite will also receive a onetime milestone payment for each Product for the work associated with the Technology transfer. The milestone payment shall be made upon the successful manufacturing and testing of the exhibit batch. The Manufacturing and Supply Agreement has a term of five (5) years and shall automatically renew for additional periods of one (1) year unless Mikah provides written notice of termination to Elite at least six (6) months prior to the expiration of the Term or any Renewal Term.

Transfer of the manufacturing site to Elite’s Facility is in progress as of the date of filing of this Annual Report on Form 10-K.

A Current Report on Form 8-K was filed on June 7, 2011 in relation to this announcement, such filing being herein incorporated by this reference.

On June 29, 2011, Elite Pharmaceuticals, Inc. announced that it entered into a commercial manufacturing and supply agreement with ThePharmaNetwork, LLC and its wholly owned subsidiary, Ascend Laboratories LLC (together “TPN”).  Under the terms of the agreement, Elite will perform manufacturing and packaging for TPN’s Methadone Hydrochloride, 10mg tablets.

The Company expects to commence commercial contract manufacturing and packaging operations pursuant to this agreement during 2011.

A Current Report on Form 8-K was filed on June 29, 2011 in relation to this announcement, such filing being herein incorporated by this reference.

Manufacturing Site Transfers in Progress

Elite is currently engaged in the transfer of the manufacturing site for the following two generic products for which it purchased approved ANDA’s during the fiscal year ended March 31, 2011: Hydromorphone 8mg and Naltrexone 50mg tablets.

Please refer to the sections above titled “Elite’s Purchase of a Generic Hydromorphone HCl Product” and “Elite’s Purchase of a Generic Naltrexone Product” for further details on the transfer of the manufacturing site for Hydromorphone 8mg and Naltrexone 50mg, respectively.

Discontinued Products

Elite manufactured two once-daily allergy products, Lodrane 24® and Lodrane 24D®, that were co-developed with our partner, ECR Pharmaceuticals (“ECR”).  Elite entered into development agreements for these two products with ECR in June 2001 whereby Elite agreed to commercially develop two products in exchange for development fees, certain payments, royalties and manufacturing rights.  The products are being marketed by ECR which also has the responsibility for regulatory matters.  In addition to receiving revenues for the manufacture of these products, Elite receives a royalty on in-market sales.

Lodrane 24®, was first commercially offered in November 2004 and Lodrane 24D® was first commercially offered in December, 2006.  Elite’s revenues for manufacturing these products and a royalty on sales for the years ended March 31, 2011 and 2010 aggregated $3,917,721 and, $3,339,870, respectively.

Since January, 2010, the Company has performed laboratory stability studies of Lodrane24® and Lodrane 24D®, for ECR, on a contract basis.  Elite’s revenues from such contract laboratory services were $348,242 and $4,429 for Fiscal 2011 and Fiscal 2010, respectively.

On March 3, 2011, the U.S. Food and Drug Administration (“US-FDA”) announced its intention to remove approximately 500 cough/cold and allergy related products from the U.S. market. The Lodrane Products were included in the FDA list of 500 products.  After this announcement by the US-FDA, the Company’s customer for the Lodrane Products cancelled all outstanding orders and manufacturing of the Lodrane Products has ceased.

A Current Report on Form 8-K was filed with the SEC on March 4, 2011 in relation to this announcement by the US-FDA, such filing being herein incorporated by reference.

ECR (the owner and marketer of the Lodrane Products) has initiated a formal approval process with the FDA in 2010 regarding the Lodrane Products and issued a press release on March 3, 2011 stating that they will continue to actively pursue approval for the Lodrane products.  In addition, on April 29, 2011, ECR filed a Petition for Review with the United States Court of Appeals for the District of Columbia, petitioning such court to review and set aside the final order of the US-FDA with relation to the Lodrane Products.

Products Under Development

ELI-154 and ELI-216

For ELI-154, Elite has developed a once-daily oxycodone formulation using its proprietary technology. An investigational new drug application, or IND, has been filed and Elite has completed two pharmacokinetic studies in healthy subjects that compared blood levels of oxycodone from dosing ELI-154 and the twice-a-day product that is on the market currently, OxyContin® marketed in the U.S. by Purdue Pharma LP.  These studies confirmed that ELI-154, when compared to twice-daily delivery, demonstrated an equivalent onset, more constant blood levels of the drug over the 24 hour period and equivalent blood levels to the twice-a-day product at the end of 24 hours.  Elite has successfully manufactured multiple batches on commercial scale equipment and we have discussions ongoing in Europe for the licensing of this product.  We are looking for a partner who can complete the clinical studies required for Europe and who can sell and distribute the product in key European territories.

ELI-216 utilizes Elite Pharmaceuticals’ patent-pending abuse-deterrent technology that is based on a pharmacological approach. ELI-216 is a combination of a narcotic agonist, oxycodone hydrochloride, in a sustained-release formulation intended for use in patients with moderate to severe chronic pain, and an antagonist, naltrexone hydrochloride, formulated to deter abuse of the drug.  Both of these compounds, oxycodone hydrochloride and naltrexone hydrochloride, have been on the market for a number of years and sold separately in various dose strengths.  Elite has filed an IND for the product and has tested the product in a series of pharmacokinetic studies.  In single-dose studies for ELI-216, it was demonstrated that no quantifiable blood levels of naltrexone hydrochloride were released at a limit of quantification (“LOQ”) of 7.5 pg/ml.  As described below, when crushed, naltrexone hydrochloride was released at levels that would be expected to eliminate the euphoria from the crushed oxycodone hydrochloride.  This data is consistent with the premise of Elite’s abuse resistant technology, that essentially no naltrexone is released and absorbed when administered as intended.  Products utilizing the pharmacological approach to deter abuse such as Suboxone®, a product marketed in the United States by Reckitt Benckiser Pharmaceuticals, Inc., and Embeda®, a product marketed in the United States by Pfizer, have been approved by the FDA.

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

Trademarks

We currently plan to license our products to other entities engaged in the marketing of pharmaceuticals and not to sell under our own brand name and so we do not currently intend to register any trademarks related to our products.

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

Please note that on March 3, 2011, the U.S. Food and Drug Administration (“US-FDA”) announced its intention to remove approximately 500 cough/cold and allergy related products from the U.S. market, with such list of 500 products including the Lodrane Products.  After this announcement by the US-FDA, the Company’s customer for the Lodrane Products cancelled all outstanding orders and manufacturing of the Lodrane Products has ceased.

The Lodrane Products were responsible for approximately 97% of the Company’s gross revenues in Fiscal 2011 and while the timing of the announcement by the US-FDA at the end of Fiscal 2011 resulted in such having a minimal effect on the Company’s results for Fiscal 2011, the announcement has a material adverse effect on revenues for periods beginning after March 31, 2011.

A Current Report on Form 8-K was filed with the SEC on March 4, 2011 in relation to this announcement by the US-FDA, such filing being herein incorporated by reference.

ECR (the owner and marketer of the Lodrane Products) has initiated a formal approval process with the FDA in 2010 regarding the Lodrane Products and issued a press release on March 3, 2011 stating that they will continue to actively pursue approval for the Lodrane products.  In addition, on April 29, 2011, ECR filed a Petition for Review with the United States Court of Appeals for the District of Columbia, petitioning such court to review and set aside the final order of the US-FDA with relation to the Lodrane Products.

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

An increasing number of pharmaceutical companies have become interested in the development and commercialization of products incorporating advanced or novel drug delivery systems.  We expect that competition in the field of drug delivery will significantly increase in the future since smaller specialized research and development companies are beginning to concentrate on this aspect of the business.  Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies.  Many of these companies have greater financial and other resources as well as more experience than we do in commercializing pharmaceutical products.  Certain companies have a track record of success in developing controlled-release drugs.  Significant among these are Sandoz (a Novartis company), Durect Corporation, Mylan Laboratories, Inc., Par Pharmaceuticals, Inc., Alkermes, Inc., Teva Pharmaceuticals Industries Ltd., Aptalis Pharma, Impax Laboratories, Inc., and Watson Pharmaceuticals.  Each of these companies has developed expertise in certain types of drug delivery systems, although such expertise does not carry over to developing a controlled-release version of all drugs.  Such companies may develop new drug formulations and products or may improve existing drug formulations and products more efficiently than we can.  In addition, almost all of our competitors have vastly greater resources than we do.  While our product development capabilities and, if obtained, patent protection may help us to maintain our market position in the field of advanced drug delivery, there can be no assurance that others will not be able to develop such capabilities or alternative technologies outside the scope of our patents, if any, or that even if patent protection is obtained, such patents will not be successfully challenged in the future.

In addition to competitors that are developing products based on drug delivery technologies, there are also companies that have announced that they are developing opioid abuse-deterrent products that might compete directly or indirectly with Elite’s products.  These include, but are not limited to Pfizer Inc., Pain Therapeutics (which has an agreement with Durect Corporation and Pfizer Inc.), Collegium Pharmaceuticals, Inc., Purdue Pharma LP, and Acura Pharmaceuticals, Inc.

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

Dependence on One or a Few Major Customers

Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues therefore the termination of a contract with a customer may result in the loss of substantially all of our revenues.  We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue.  We have agreements with ECR and Precision Dose for the sales and distribution of products that we manufacture.  We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products.

In April 2011, we ceased production of the Lodrane Products, which are the subject of the agreements with ECR, pursuant to the US-FDA’s announcement of its intention to remove approximately 500 cough/cold and allergy related products from the US market, including the Lodrane Products.   While the announcement by the US-FDA had a minimal effect on the Company’s results for Fiscal 2011, the Lodrane Products for which production has ceased were responsible for 97% of the Company’s revenues.  The announcement by the US-FDA accordingly has a material adverse effect on the Company’s revenues for periods beginning after March 31, 2011.

ECR has initiated a formal approval process with the FDA in 2010 regarding the Lodrane Products and issued a press release on March 3, 2011 stating that they will continue to actively pursue approval for the Lodrane products.  In addition, on April 29, 2011, ECR filed a Petition for Review with the United States Court of Appeals for the District of Columbia, petitioning such court to review and set aside the final order of the US-FDA with relation to the Lodrane Products.

The agreement with Precision Dose is currently the only commercially active contractual relationship from which the Company generates revenue.

Employees

As of June 15, 2011, we had 17 full time employees.  Full-time employees are engaged in operations, administration, research and development.  None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good.  However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

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

To date, we have not been profitable and we may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have sustained losses in each year since our incorporation in 1990. For the past two years, we incurred net losses of $13,582,159 and $8,056,874, respectively and losses from operations of $1,936,321 and $445,758, respectively. We expect to continue to incur losses until we are able to generate sufficient revenues to support our operations and offset operating costs.

There is doubt as to our ability to continue as a going concern.

On June 21, 2010, we had cash reserves of approximately $1.8 million. The completion of all transactions contemplated by the Epic Strategic Alliance Agreement will provide additional funds to permit us to continue development of our product pipeline.  We are anticipating that, with the growth of the generic phentermine product, the contract manufacturing of methadone, Phendimetrazine and Isradipine, the launch of the generic hydromorphone and naltrexone products and other opportunities in our pipeline, Elite could be profitable. In addition, the commercialization of the Epic products developed under the Epic Strategic Alliance Agreement will add a new revenue source for Elite.  However, there can be no assurances as to the success of the development of such Epic products or the commercialization of such Epic products or the success or commercialization of other pipeline products of Elite.

Despite the successful completion of the initial, second and third closings of the Epic Strategic Alliance Agreement, there can be no assurances that we will be able to consummate quarterly payment closings pursuant to the terms and conditions of the Epic Strategic Alliance Agreement.   If such transactions are consummated, we will receive additional cash proceeds of $0.6875 million.   Even if we were able to successfully complete the quarterly payment closings of the Epic Strategic Alliance Agreement, we still may be required to seek additional capital in the future and there can be no assurances that we will be able to obtain such additional capital on favorable terms, if at all. For additional information regarding the Epic Strategic Alliance Agreement, please see our disclosures under “Epic Strategic Alliance Agreement” in Item 7 of Part II of this Annual Report on Form 10-K, and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009, June 5, 2009 and July 1, 2010, which are incorporated herein by reference.

If we are unable to obtain additional financing needed for the expenditures for the development and commercialization of our drug products, it would impair our ability to continue to meet our business objectives.

We continue to require additional financing to ensure that we will be able to meet our expenditures to develop and commercialize our products.  As of June 21, 2011 we had cash and cash equivalents of approximately $1.8 million. Elite must be able to commercialize other products or pipeline opportunities such as the generic hydromorphone and naltrexone products at that time or we will require additional funding in order to continue to operate.   If the quarterly payment closings of the transactions contemplated by the Epic Strategic Alliance Agreement are not closed on a timely basis, or if another financing or strategic alternative providing sufficient resources to allow us to continue operations is not consummated upon exhaustion of our current capital, we will be required to cease operations and liquidate our assets. No assurance can be given that we will be able to commercialize the new opportunities or consummate the quarterly payment closings under the Epic Strategic Alliance Agreement on a timely basis, or consummate such other financing or strategic alternative in the time necessary to avoid the cessation of our operations and liquidation of our assets. Moreover, even if we consummate the quarterly payment closings under the Epic Strategic Alliance Agreement, or such other financing or strategic alternative, we may be required to seek additional capital in the future and there can be no assurances that we will be able to obtain additional capital on favorable terms, if at all.

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

ELI-154 and ELI-216 are pre-Phase III and some of our generic products are still at an early stage of development. Other than generic phentermine, which is a commercial drug product, and two additional generic drug products which Elite purchased in 2010, but are not yet commercialized, and a generic product that has been filed but not yet approved by the FDA, we will need to perform additional development work for the additional product candidates in our pipeline before we can seek the regulatory approvals necessary to begin commercial sales.

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

We have entered into several collaborations and licensing arrangements for the development of products. However, there can be no assurance that any of these agreements will result in FDA approvals, or that we will be able to market any such finished products at a profit. Collaboration and licensing arrangements pose the following risks:

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

The design, development and manufacture of our products involves an inherent risk of product liability claims. We have procured product liability insurance; however, a successful claim against us in excess of the policy limits could be very expensive to us, damaging our financial position. The amount of our insurance coverage, which has been limited due to our limited financial resources, may be materially below the coverage maintained by many of the other companies engaged in similar activities. To the best of our knowledge, no product liability claim has been made against us as of March 31, 2011.

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

The market price for the publicly traded stock of pharmaceutical companies is generally characterized by high volatility. There has been significant volatility in the market prices for our Common Stock.  For the twelve months ended March 31, 2011, the closing sale price on the OTC Bulletin Board (“OTC-BB”) of our Common Stock fluctuated from a high of $0.10 per share to a low of $0.04 per share.  The price per share of our Common Stock may not exceed or even remain at current levels in the future. The market price of our Common Stock may be affected by a number of factors, including:

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

If Elite and Epic consummate the quarterly payment closings under the Epic Strategic Alliance Agreement, Elite will issue to Epic an aggregate of 687.5 shares of Series E Preferred Stock, convertible into an aggregate of approximately 27 million shares of Common Stock, based on a conversion price as of June 30, 2011.  If Epic converts the shares of Series E Preferred Stock into shares of Common Stock, the existing holders of our Common Stock will experience substantial dilution.

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

The holders of Series B Preferred Stock, Series C Preferred Stock and Series E Preferred Stock have certain veto rights that may be exercised to prevent us from taking an action or consummating a transaction that may be deemed by the Board to be in our best interest and the best interest of the holders of our Common Stock if the holders of our preferred stock believe such action or transaction would be adverse to their own interests.  If the holders of our preferred stock exercise their veto rights to prevent us from taking any such action or consummating any such transaction, our ability to achieve our strategic objectives may be hindered.   The ability of holders of our preferred stock to affect our actions through use of their veto rights might limit the price that certain investors would be willing to pay in the future for shares of our Common Stock.

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

We own a facility located at 165 Ludlow Avenue, Northvale, New Jersey (“165 Ludlow”) which contains approximately 15,000 square feet of floor space.  This real property and the improvements thereon are encumbered by a mortgage in favor of the New Jersey Economic Development Authority (“NJEDA”) as security for a loan through tax-exempt bonds from the NJEDA to Elite.  The mortgage contains certain customary provisions including, without limitation, the right of NJEDA to foreclose upon a default by Elite.  The NJEDA has declared the payment of this bond to be in default.  Please see the discussion entitled “Liquidity and Capital Resources” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We are currently using the Facility as a laboratory, manufacturing, storage and office space.

We entered into a lease for a portion of a one-story warehouse, located at 135 Ludlow Avenue, Northvale, New Jersey (“135 Ludlow”), consisting of approximately 15,000 square feet of floor space.  The lease term began on July 1, 2010.  The lease includes an initial term of 5 years and 6 months and we have the option to renew the lease for two additional terms, each of 5 years.  The property related to this lease will be used for the storage of pharmaceutical finished goods, raw materials, equipment and documents as well as engaging in manufacturing, packaging and distribution activities.  This property requires significant construction and qualification as a prerequisite to achieving suitability for such intended future use.  Approximately 3,500 square feet of this property was constructed and qualified as suitable for use for storage of pharmaceutical finished goods, raw materials, equipment and documents and was placed into service on or before the expiration of the lease for the warehouse at 80 Oak Street, as noted below.  Construction and qualification as suitable for manufacturing, packaging and distribution operations are expected to be achieved within two years from the beginning of the lease term.  These are estimates based on current project plans, which are subject to change.  There can be no assurance that the construction and qualification will be accomplished during the estimated time frames, or that the property located at 135 Ludlow Avenue, Northvale, New Jersey will ever achieve qualification for intended future utilization.

165 Ludlow and 135 Ludlow are hereinafter referred to as the “Facilities”.

During Fiscal 2011, on November 30, 2010, a lease which the Company entered into for a portion of a one-story warehouse, located at 80 Oak Street, Norwood, New Jersey (“80 Oak”) consisting of approximately 3,500 square feet of floor space, and used for the storage of pharmaceutical finished goods, raw materials, equipment and documents expired.

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

ThePharmaNetwork Inc. v. Elite Pharmaceuticals Inc.

On March 17, 2011, Elite Pharmaceuticals, Inc. (the “Company”) issued a press release announcing the settlement of a lawsuit filed in the Superior Court of New Jersey, Chancery Division: Bergen County entitled ThePharmaNetwork, LLC v. Elite Pharmaceuticals, Inc. (Index No. C-272-10) (the “Action”).

The Action was commenced on or about August 27, 2010 by ThePharmaNetwork, LLC (“TPN”). TPN alleged that the Company breached certain obligations in connection with a Product Collaboration Agreement (the “Collaboration Agreement”), made as of November 10, 2006, pursuant to which the Company and TPN agreed to collaborate in the development, commercialization, manufacturing and distribution of a generic pharmaceutical product, which the parties subsequently agreed would be methadone hydrochloride in a 10 mg. tablet (the “Product”). In the lawsuit, the Company asserted counterclaims against TPN arising out of the Collaboration Agreement, and sought damages of no less than $1,125,000 from TPN. Both parties denied the other side’s allegations.

In order to fully and finally resolve the disputed claims arising in the Action, the Company and TPN have entered into a settlement agreement, dated March 11, 2011 (the “Settlement Agreement”), pursuant to which the Action, including all of TPN’s claims and the Company’s counterclaims, will be dismissed with prejudice.

Pursuant to the Settlement Agreement, the parties have agreed to terminate the Collaboration Agreement.

In addition, in consideration of the Company’s agreement to terminate the Collaboration Agreement and to relinquish to TPN all rights and interest in the Abbreviated New Drug Application (“ANDA”) for the Product approved by the U.S. Food and Drug Administration (FDA), TPN made a cash payment of $500,000 to Elite.

As part of the Settlement Agreement, TPN also acknowledges that the Company may develop a generic product containing methadone of any strength (including the filing of an abbreviated new drug application relating to such product) and that nothing in the Settlement Agreement restricts the Company from developing, commercializing, manufacturing and distributing any pharmaceutical product similar to, or which may compete with, the Product or the ANDA filed in connection with the Product.

The Settlement Agreement also contained a mutual release pursuant to which the Company and TPN agreed to release and discharge each other and their respective affiliates from all claims arising before the date of the Settlement Agreement.

Please refer to the Current Report on Form 8-K filed with the SEC on March 17, 2011, such filing being herein incorporated by reference, for further details on this settlement of litigation.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our Common Stock was traded on NYSE Amex (formerly, the American Stock Exchange) under the symbol “ELI” until May 21, 2009, at which time Elite’s Common Stock began to be quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol “ELTP”.  The following table shows, for the periods indicated, the high and low sales prices per share of our Common Stock as by OTC Bulletin Board.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Common Stock
Quarter ended	High	Low

Fiscal Year ending March 31, 2011:
March 31, 2011	$0.09	$0.04
December 31, 2010	$0.07	$0.04
September 30, 2010	$0.08	$0.05
June 30, 2010	$0.10	$0.07

Fiscal Year ending March 31, 2010:
March 31, 2010	$0.12	$0.08
December 31, 2009	$0.25	$0.06
September 30, 2009	$0.09	$0.06
June 30, 2009	$0.20	$0.05

On June 24 2011, the last reported sale price of our Common Stock, as quoted by the OTC Bulletin Board, was $ 0.175 per share

Holders

As of June 30, 2011, there were approximately 188 holders of record of our Common Stock

Dividends

We have never paid cash dividends on our Common Stock.  We currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended March 31, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Elite’s equity compensation plans as of March 31, 2011.

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	(1)	3,057,000	$1.51	4,622,500
Equity compensation plans not approved by security holders		—	—	—	(2)

Total		3,057,000	$1.51	4,622,500

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

The Board of Directors may at any time terminate the Stock Option Plan or from time to time make such modifications or amendments to the Stock Option Plan as it may deem advisable and the Board of Directors may adjust, reduce, cancel and re-grant an unexercised option if the fair market value declines below the exercise price except as may be required by any national stock exchange or national market association on which the Common Stock is then listed. In no event may the Board of Directors, without the approval of stockholders, amend the Stock Option Plan to increase the maximum number of shares of Common Stock for which options may be granted under the Stock Option Plan or change the class of persons eligible to receive options under the Stock Option Plan.

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

ITEM 6	SELECTED FINANCIAL DATA

[Not applicable to smaller reporting companies]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Elite has one product, Phentermine 37.5mg tablets, currently being sold commercially.   The Company also has a pipeline of additional generic drug candidates under active development and the Company is developing ELI-216, an abuse resistant oxycodone product, and ELI-154, a once-a-day oxycodone product. Elite’s facility in Northvale, New Jersey operates under Good Manufacturing Practice (“GMP”) and is a United States Drug Enforcement Agency (“DEA”) registered facility for research, development and manufacturing.

During Fiscal 2011, the Company was also engaged in the commercial manufacture and sale of Lodrane 24® and Lodrane 24D®, with such products constituting approximately 98% of the Company’s gross revenues.  On March 3, 2011, the US-FDA announced its intention to remove approximately 500 cough/cold and allergy related products from the U.S. Market.  This list included the Lodrane® Products.  Shortly after this announcement by the US-FDA, the Company’s customer for the Lodrane® Products cancelled all outstanding orders, citing the US-FDA’s directive as the basis for such cancellations.  Manufacturing by the Company of the Lodrane® Products has accordingly ceased.

While the announcement by the US-FDA had a minimal effect on the Company’s results for Fiscal 2011, the Company’s inability to manufacture the Lodrane Products®, has a material and adverse effect on its revenues for periods beginning subsequent to March 31, 2011.

ECR (the owner and marketer of the Lodrane Products) has initiated a formal approval process with the FDA in 2010 regarding the Lodrane Products and issued a press release on March 3, 2011 stating that they will continue to actively pursue approval for the Lodrane products.  In addition, on April 29, 2011, ECR filed a Petition for Review with the United States Court of Appeals for the District of Columbia, petitioning such court to review and set aside the final order of the US-FDA with relation to the Lodrane Products.

Strategy

Elite is focusing its efforts on the following areas: (i) development of Elite’s pain management products, (ii) manufacturing of Phentermine and Hydromorphone products; (iii) the development of the other products in Elite’s pipeline including development of the products pursuant to the Epic Strategic Alliance Agreement and other partners; (iv) commercial exploitation of Elite’s products either by license and the collection of royalties, or through the manufacture of Elite’s formulations, and (v) development of new products and the expansion of Elite’s licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

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

On March 31, 2011, Elite completed the third closing of the Strategic Alliance Agreement with Epic   Epic paid to Elite a sum of $1,000,000 in exchange for an additional 1,000 shares of Series E Preferred Stock, and a warrant to purchase an additional 40,000,000 shares of Common Stock.  The warrant is to be exercisable until the date that is the seventh anniversary of the Second Closing Date and is to have a per share exercise price equal to $0.0625, subject to adjustments for certain events, including, without limitation, dividends, stock splits, combinations and the like.

In addition, within ten business days following the last day of each calendar quarter, beginning with the first calendar quarter following the Initial Closing Date and continuing for each of the eleven calendar quarters thereafter, Epic will pay to Elite a sum of $62,500, for an aggregate purchase price over such period of $750,000, in exchange for an additional 62.5 shares of Series E Preferred Stock per quarter and 750 shares of Series E Preferred Stock, in the aggregate, over such period, which such shares will be convertible into 1,250,000 shares of Common Stock per quarter and 15,000,000 shares of Common Stock, in the aggregate, over such period, subject to adjustment.  Epic made the first payment for the quarter ending September 30, 2009.

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
•·
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

A review and assessment of all documents available, public announcements by Novel and communications with the management of Novel does not indicate the existence of impairment indicators.  Accordingly, the Company determined that no impairment is required in the valuation of its investment in Novel as of March 31, 2011.  The valuation of the Company’s investment in Novel remains at $3,329,322, an amount equal to the valuation as of March 31, 2010 with no impairment write downs.

Elite’s Purchase of a Generic Hydromorphone HCl Product

On May 18, 2010, Elite executed an asset purchase agreement with Mikah Pharma LLC (“Mikah”) (the “Hydromorphone Agreement”). Pursuant to the Hydromorphone Agreement, the Company acquired from Mikah an Abbreviated New Drug Application for Hydromorphone Hydrochloride Tablets USP, 8 mg, for aggregate consideration of $225,000, comprised of an initial payment of $150,000, which was made on May 18, 2010.  A second payment of $75,000 was due to be paid to Mikah on June 15, 2010, with the Company having the option to make this payment in cash or by issuing to Mikah 937,500 shares of the Company’s common stock.  The Company elected and did issue 937,500 shares of Common Stock during the quarter ended December 31, 2010, in full payment of the $75,000 due to Mikah pursuant to the asset purchase agreement dated May 18, 2010.  A current report on form 8-K was filed on May 24, 2010 in relation to this announcement, such filing being incorporated herein by this reference.

For further details on the Hydromorphone Agreement, please refer to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2010, and incorporated herein by reference.

 On May 31, 2011, the Company received a letter from the US Food and Drug Administration (FDA) responding to a Changes Being Effected in 30 Days (“CBE 30”) supplement filed by the Company with the agency to change the manufacturing and packaging location of the Hydromorphone Hydrochloride Tablets USP, 8 mg ANDA purchased from Mikah Pharma. The letter from the FDA informed the Company that the agency has reclassified the application as a prior approval supplemental application which will delay the commercialization.   A current report on form 8-K was filed on June 6, 2011 in relation to this announcement, such filing being incorporated herein by this reference.

As a result of the delay in commercialization resulting from the reclassification of the Company’s application, the Company recorded an impairment of the ANDA asset acquired from Mikah Pharma pursuant to the Hydromorphone Agreement in an amount equal to the entire purchase price of the acquisition.

This product is included in the license and manufacturing agreements executed with Precision Dose Inc (“Precision Dose”) and its wholly owned subsidiary, TAGI Pharma Inc (“TAGI”) and dated September 10, 2010.  A current report on form 8-K was filed on September 16, 2010, in relation to the signing of this agreement, such filing being herein incorporated by reference.

Elite’s Purchase of a Generic Naltrexone Product

On August 27, 2010, Elite executed an asset purchase with Mikah (the “Naltrexone Agreement”).  Pursuant to the Naltrexone Agreement, Elite acquired from Mikah the Abbreviated New Drug Application number 75-274 (Naltrexone Hydrochloride Tablets USP, 50 mg), and all amendments thereto (the “ANDA”), that have to date been filed with the FDA seeking authorization and approval to manufacture, package, ship and sell the products described in the ANDA within the United States and its territories (including Puerto Rico) for aggregate consideration of $200,000.  In lieu of cash, Mikah agreed to accept from Elite product development services to be performed by Elite.  A current report on form 8-K was filed on August 27, 2010 in relation to this announcement, such filing being incorporated herein by this reference.  Please also refer to exhibit 10.5 of the Quarterly Report on Form 10-Q filed with SEC on November 15, 2010, such filing being incorporated herein by this reference.

The transfer of production of Naltrexone Hydrochloride Tablets USP, 50mg (“Naltrexone 50mg Tablets”) from Mikah to the Facility is currently in progress. Such transfer of production, however, will include the filing of a CBE 30 supplement which is similar in relevant aspects to the CBE 30 supplement filed for the site transfer of the manufacture of Hydromorphone 8mg.  It is possible that FDA’s response to a CBE 30 supplement filed for transfer of the manufacturing site of Naltrexone 50mg, may be similar to its response to the CBE 30 supplement filed for the transfer of the manufacturing site of Hydromorphone 8mg.  Accordingly, Elite has recorded an impairment, equal to the full historical cost of the Naltrexone 50mg ANDA.

Elite’s Purchase of a Generic Phentermine Product

 On September 10, 2010, Elite, together with its subsidiary, Elite Laboratories, Inc., executed a Purchase Agreement (the “Phentermine Purchase Agreement”) with Epic Pharma LLC (the “Seller”) for the purpose of acquiring from the seller an Abbreviated New Drug Application for a generic phentermine product (the “Phentermine ANDA”), with such being filed with, but not yet approved by the FDA at the time the Phentermine Purchase Agreement was executed.  On February 4, 2011, the Company announced the approval by the FDA of the Phentermine ANDA.  As per the terms and conditions of the Phentermine Purchase Agreement, the acquisition of the Phentermine ANDA will close on the later of 60 days from the date of the Purchase Agreement or upon receipt of FDA approval of the Phentermine ANDA.  Upon the closing, Elite will pay a portion of the purchase price.  The remainder of the purchase price will be paid in quarterly installments over a period of three years, beginning at the end of the first full quarter following the closing.  Current reports on form 8-K were filed on September 10, 2010 and February 4, 2011 in relation to the Phentermine Purchase Agreement and the Phentermine ANDA, with such filings being incorporated herein by this reference.  Please also refer to exhibit 10.7 of the Quarterly Report on Form 10-Q filed with SEC on November 15, 2010, such filing being incorporated herein by this reference.

This product is being marketed and distributed by Precision Dose Inc (“Precision Dose”) and its wholly owned subsidiary, TAGI Pharma Inc. (“TAGI”) pursuant license and manufacturing agreements dated September 10, 2010.  A current report on form 8-K was filed on September 16, 2010 in relation to signing of this agreement, such filing being incorporated herein by this reference

Licensing Agreement with Precision Dose Inc.

On September 10, 2010, Elite Pharmaceuticals Inc. (“Elite”) executed a License Agreement with Precision Dose, Inc. (“Precision Dose”) to market and sell four Elite generic products, consisting of Hydromorphone, Naltrexone, Phentermine 37.5mg tablets (“Phentermine 37.5mg”) and one additional generic products for which an ANDA has been filed but not yet approved by the FDA., through its wholly-owned subsidiary, TAGI Pharma, Inc. in the United States, Puerto Rico and Canada.  Precision Dose will have the exclusive right to market the products in the United States and Puerto Rico and a non-exclusive right to market the products in Canada.  Pursuant to the License Agreement, Elite will receive a license fee and milestone payments.  The license fee will be computed as a percentage of the gross profit, as defined in the License Agreement, earned by Precision Dose as a result of sales of the products.  The license fee is payable monthly for the term of the License Agreement.  The milestone payments will be paid in 6 installments.  The first installment was paid upon execution of the License Agreement.  The remaining installments are to be paid upon FDA approval and initial shipment of the products to Precision Dose.  The term of the License Agreement is 15 years and may be extended for 3 successive terms, each of 5 years.  A current report on form 8-K was filed on September 10, 2010 in relation to this announcement, such filing being incorporated herein by this reference.  Please also refer to exhibits 10.8 and 10.9 of the Quarterly Report on Form 10-Q filed with SEC on November 15, 2010, such filings being incorporated herein by this reference.

Manufacturing and Supply Agreement with Mikah Pharma LLC

On June 1, 2011, Elite Pharmaceuticals Inc. (“Elite”) executed a Manufacturing and Supply Agreement (the “Agreement”) with Mikah Pharma, LLC (“Mikah”) to undertake and perform certain services relating to two generic products: Isradipine Capsules USP, 2.5 mg and 5 mg and Phendimetrazine Tartrate Tablets USP, 35 mg (the “Products”), including (a) developing and preparing the documentation required for the transfer of the manufacturing process to Elite’s facility and the appropriate regulatory filing for the ANDA, and (b) manufacturing finished dosage forms appropriate for commercial sale, marketing and distribution in the United States of America, its territories, possessions, and commonwealths in accordance with the requirements of this Agreement; Elite shall perform, at its sole cost and expense, all Technology Transfer, validation and qualification services (including: equipment, methods and facility qualification), validation and stability services required by Applicable Laws to commence manufacturing the Products for commercial sale by Mikah or its designees in accordance with the terms of this Agreement. During the term of this Agreement and subject to the provisions herein, Mikah shall purchase from Elite and Elite agrees to manufacture and supply solely and exclusively to Mikah, such Product as Mikah may order from time to time pursuant to this Agreement. Mikah will compensate Elite at an agreed upon transfer price for the manufacturing and packaging of the Products. For the Isradipine product, Elite will also receive a 10% royalty on net profits of the finished Product. The payment is to be calculated and paid quarterly. Elite will also receive a onetime milestone payment for each Product for the work associated with the Technology transfer. The milestone payment shall be made upon the successful manufacturing and testing of the exhibit batch.

The Manufacturing and Supply Agreement has a term of five (5) years and shall automatically renew for additional periods of one (1) year unless Mikah provides written notice of termination to Elite at least six (6) months prior to the expiration of the Term or any Renewal Term.

A current report on Form 8-K was filed on June 6, 2011, with such filing being herein incorporated by reference.  Please also refer to exhibit 10.70 to this annual report on Form 10-K.

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements. Our most critical accounting policies include the recognition of revenue upon completion of certain phases of projects under research and development contracts. We also assess a need for an allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We assess the recoverability of inventory, long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess our exposure to current commitments and contingencies. It should be noted that actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital Resources

As of March 31, 2011, our principal source of liquidity was approximately $1.8 million of cash and cash equivalents. Our strategic alliance with Epic may also generate (i) an additional $0.6875 million in cash proceeds to us through Epic’s purchase of additional shares of Series E Preferred Stock over the course of additional closings pursuant to the terms and conditions of the Epic Strategic Alliance Agreement and (ii) profit sharing in the revenue from commercialized products which were developed at Elite’s Facility pursuant to the Epic Strategic Alliance Agreement.  However, no assurance can be given that we will consummate such additional closings of the transactions contemplated by, or successfully commercialize the products developed under, the Epic Strategic Alliance Agreement.  If adequate funds are not available to us as we need them, it would raise substantial doubt about our ability to continue as a going concern.

From time to time we will consider potential strategic transactions including acquisitions, strategic alliances, joint ventures and licensing arrangements with other pharmaceutical companies. There can be no assurance that any such transaction will be available or consummated in the future.

For the year ended March 31, 2011, operating activities provided the Company with $1.5 million in cash, with an additional $1.0 million in cash being provided by net financing activities.  The cash provided by net financing activities was primarily from $1.0625 million in gross proceeds realized from the issuance of Series E Preferred Stock pursuant to the Epic Strategic Alliance Agreement.  The Company expended $1.4 million in investing activities, with such amount mostly consisting of $0.9 million in costs incurred for intellectual property assets, $0.3 million in leasehold improvements  and $0.2 million for the purchase of manufacturing equipment.  Cash and cash equivalents at March 31, 2011 were $1.8 million, an increase of $1.2 million from the $0.6 million of cash and cash equivalents on hand at March 31, 2010.

The Company’s working capital at March 31, 2011 was negative $1.5 million, compared with a working capital at March 31, 2010 of negative $2.3 million.

On March 31, 2011, we consummated the Third Closing of the transactions contemplated by the Epic Strategic Alliance Agreement and received from Epic cash payments of $1,000,000 in exchange for 1,000 shares of our Series E Preferred Stock.  These funds provide us with the additional capital necessary for the development of both the product and the business synergies contemplated by the Epic Strategic Alliance Agreement.

On September 29, 2010, the Company issued 62.5 shares of Series E Preferred Stock, in exchange for $62,500 which was received from Epic on November 12, 2009.  The Epic Strategic Alliance Agreement also contemplates an additional 11 payments of $62,500, over the next three years, which could generate an additional $687,500 in cash proceeds through Epic’s purchase of additional shares of Series E Preferred Stock.

The Company had outstanding, as of March 31, 2011, bonds in the aggregate principal amount of $3,385,000 consisting of $3,140,000 of 6.5% tax exempt bonds with an outside maturity of September 1, 2030 and $245,000 of 9.0% bonds with an outside maturity of September 1, 2012 (together, the “NJEDA Bonds”). The NJEDA Bonds are secured by a first lien on the Facility in Northvale, New Jersey.  Pursuant to the terms of the NJEDA Bonds, a restricted cash account has been established for the payment of bond principal and interest, in the event that the Company does not make such payments when due.  Bond proceeds were utilized for the redemption of previously issued tax exempt bonds issued by the Authority in September 1999 and to refinance equipment financing, as well as provide approximately $1,000,000 of capital for the purchase of additional equipment for the manufacture and development at the Facility of pharmaceutical products and the maintenance of a $388,990 debt service reserve (the “Debt Service Reserve Fund”) to be held in the restricted cash account established with the Trustee for the NJEDA Bonds.   All proceeds from the NJEDA Bonds, other than the amount used to establish the Debt Service Reserve Fund, were expended within the year ended March 31, 2007.

The NJEDA Bonds require the Company to make an annual principal payment on September 1st of varying amounts as specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal at the applicable rate for the semi-annual period just ended.

The principal payment due on September 1, 2009, totaling $210,000, the interest payment due on September 1, 2009, totaling and interest payments due on March 1, 2010, September 1, 2010 and March 1, 2011 totaling $113,075 each, were all paid from the Debt Service Reserve Fund, due to the Company not having sufficient available funds to make such payments when due.

The Company did not have sufficient funds available to make the principal payments due on September 1, 2010, totaling $200,000, and requested the Trustee to withdraw the funds from the debt services reserve held in the restricted cash account and to utilize such funds to make the principal payment due.  The Company’s request was denied by the Trustee.  Accordingly, the principal payment due on September 1, 2010 was not paid.

Non-payment of the amounts when due, even if such payment is made from the Debt Service Reserve Fund, constitute an Event of Default under the NJEDA Bonds and the loan document executed with NJEDA Bonds. Pursuant to the terms of the NJEDA Bonds, the Company is required to replenish any amounts withdrawn from the Debt Service Reserve Fund and used to make principal or interest payments in six monthly installments, each being equal to one-sixth of the amount withdrawn and with the first installment due on the 15th of the month in which the withdrawal from Debt Service Reserve Fund occurred and the remaining five monthly payments being due on the 15th of the five immediately subsequent months. The Company has, to date, made all payments required in relation to the withdrawals made from the debt service reserve on September 1, 2009 March 1, 2010 and September 1, 2010.  The Company is required to make two additional payments of $19,529 each, on July 15, 2011 and August 15, 2011, in order to fully replenish the March 1, 2011 withdrawal from the debt service reserve.

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

Results of Operations:

Year Ended March 31, 2011 as compared to the Year Ended March 31, 2010

Elite’s revenues for the year ended March 31, 2011 were $4,265,963, an increase of $921,664  over revenues for the prior year, and consisted of $3,086,183  in manufacturing fees, $831,538  in royalty fees and $348,242  in contract lab service fees. Revenues for the year ended March 31, 2010 consisted of $2,575,942 in manufacturing fees, $763,928 in royalty fees and $4,429 in contract lab service fees. Manufacturing fees increased by approximately 20% and royalties increased by approximately 9% due to growth of product sales.

Research and development costs for the year ended March 31, 2011 were $1,385,211, an increase of $590,778, or approximately 74%, from $794,433 of such costs for the prior year.  Increases in research and development costs were mainly attributable to charges recorded as a result of the FDA’s reclassification of the Company’s application for transferring of the site of manufacture of Hydromorphone 8mg, costs related to the transfer of production of new products acquired by the Company during the year and an increase in research and development activities.  Research and development costs are expected to increase, in future periods, once Phase III and other clinical trials for ELI-216 are initiated.

General and administrative expenses for the year ended March 31, 2011, were $876,012, a decrease of $965,413, or approximately 52% from $1,841,425 of general and administrative expenses for the prior year. The decrease was primarily attributable to decreases in salaries and fringe benefits from Elite’s force reduction and management’s continued cost reduction efforts.

Non-cash compensation satisfied by the issuance of stock options and warrants decreased $82,987 to $42,017 for the year ended March 31, 2011 from $125,004 for the year ended March 31, 2010. Decreases were the result of previously issued options becoming vested and forfeitures as a result of the reduction in workforce.

Depreciation and amortization decreased by $40,592, or approximately 19%, from $213,955 for the prior year to $173,363. While depreciation expense for the year ended March 31, 2011 decreased from the prior year, please note that during the year ended March 31, 2011, we acquired equipment costing approximately $180k and invested approximately $340k in leasehold improvements.  Neither the equipment nor the leasehold improvements were placed in service during the year ended March 31, 2011, but we anticipate both to be placed in service during the year immediately subsequent to March 31, 2011.  Accordingly, depreciation expenses in future years are expected to increase. Other income (expenses) for the year ended March 31, 2011 were $(13,125,979) compared to (expenses) of $(6,120,553) for the year ended March 31, 2010. The decrease in other income (expenses) was due to derivative expenses related to changes in the fair value of our preferred shares and outstanding warrants of $(11,714,372), derivative interest expense of $(1,259,480) and discount in Series E issuance attributable to beneficial conversion features of ($292,213 ), impairment of intangible assets of ($440,000), offset by sales of New Jersey Net Operating Losses of $311,835 and proceeds received pursuant to the settlement of litigation with The Pharma Network totaling $500,000.

As a result of the foregoing, Elite’s net loss for the year ended March 31, 2011 was $13,582,159 compared to a net loss of $8,056,874 for the year ended March 31, 2010.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), increased to a working capital deficiency of $1,521,959 as of March 31, 2011 from a working capital deficiency of $2,274,572 as of March 31, 2010, primarily due to net proceeds received as a result of our private placement of Series E Convertible Preferred Stock, and by net cash provided by operations.

We experienced positive cash flows from operations of $1,552,815 for the year ended March 31, 2011, primarily due to our net loss of $13,582,159, offset by non-cash expenses totaling $14,474,751, included in the net loss, combined with a decrease in inventory of $754,931.

On November 15, 2004 and on December 18, 2006, Elite’s partner, ECR, launched Lodrane 24® and Lodrane 24D®, respectively. Under its agreement with ECR, Elite manufactured, through April 2011, commercial batches of Lodrane 24® and Lodrane 24D® in exchange for manufacturing margins and royalties on product revenues. Manufacturing revenues and royalty income earned for the year ended March 31, 2011 was $3,086,183 and $831,538, respectively.  In addition, the Company earned $348,242 from contract lab services related to the Lodrane Products.  Gross revenues earned in relation to the Lodrane Products equaled 98% of the Company’s revenues for the year ended March 31, 2011.

 On March 3, 2011, the US-FDA announced its intention to remove approximately 500 cough/cold and allergy related products from the U.S. market, with Lodrane 24® and Lodrane 24D® being included in such list.  According to the press release issued by the US-FDA, manufacturers must stop manufacturing the affected products within 90 days of March 3, 2011 and distribution of the affected products must stop within 180 days of March 3, 2011.  Elite’s customer for Lodrane 24® and Lodrane 24D® cancelled all outstanding orders, other than those orders for which manufacturing had commenced, citing the announcement by the US-FDA and advising that existing stocks of Lodrane 24® and Lodrane 24D® were sufficient and that additional quantities could not be sold prior to the 180 day distribution deadline announced by the US-FDA.

While the timing of the announcement by the US-FDA resulted in such having a minimal effect on the Company’s results for the year ended March 31, 2011, the Company’s inability to manufacture Lodrane 24® and Lodrane 24D® has a material and adverse effect on its revenues for period beginning after March 31, 2011.

Please refer to the Current Report on Form 8-K filed with the SEC on March 4, 2011, such filing being herein incorporated by reference, for further details.

ECR (the owner and marketer of the Lodrane Products) has initiated a formal approval process with the FDA in 2010 regarding the Lodrane Products and issued a press release on March 3, 2011 stating that they will continue to actively pursue approval for the Lodrane products.  In addition, on April 29, 2011, ECR filed a Petition for Review with the United States Court of Appeals for the District of Columbia, petitioning such court to review and set aside the final order of the US-FDA with relation to the Lodrane Products.

Off-balance sheet arrangements

None.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and filed as a part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.          CONTROLS AND PROCEDURES

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

Management has determined that, as of March 31, 2011, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2011, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B.          OTHER INFORMATION

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The information concerning our directors required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our 2011 Annual Meeting of Stockholders (2011 Proxy Statement).

Executive Officers
The information concerning Elite’s executive officers is incorporated herein by reference from our 2011 Proxy Statement,

Code of Ethics
At the first meeting of the Board of Directors following the annual meeting of stockholders held on June 22, 2004, the Board of Directors adopted a Code of Business Conduct and Ethics that is applicable to the Company’s directors, officers and employees.  A copy of the Code of Business Conduct and Ethics is available on our website at www.elitepharma.com, under Investor Relations.

Audit Committee
The information concerning our Audit Committee is incorporated herein by reference from our 2011 Proxy Statement.

Audit Committee Financial Experts
The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 11.           EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the discussion under the headings Equity Compensation Plan Information in our 2011 Proxy Statement.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for 2010 and 2009 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2011 Proxy Statement.  Our Audit Committee’s policy on pre-approval of audit and permissible nonaudit services of our independent registered public accounting firm is incorporated by reference from our 2011 Proxy Statement.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)	The following are filed as part of this Annual Report on Form 10-K

(1)	The financial statements and schedules required to be filed by Item 8 of this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Statements.

(2)	The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

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

3.1(l)
Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010

3.1(m)
Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010

3.2
By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).

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

10.59
Stipulation of Settlement and Release, dated as of June 25, 2010, by and among the Company, Midsummer Investment, Ltd., Bushido Capital Master Fund, LP, BCMF Trustees, LLC, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.60
Amendment Agreement, dated as of June 25, 2010, by and among the Company, and the investors signatory thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.61
Amendment Agreement, dated as of June 2010, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.62
Asset Purchase Agreement dated as of May 18, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010.

10.63
Asset Purchase Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010.  Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended. A description of this Asset Purchase Agreement is incorporated by reference to Item 2.01 of the Current Report on Form 8-K, dated August 27, 2010 and filed with SEC on September 1, 2010

10.64
Master Development and License Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010.   Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended. A description of this Asset Purchase Agreement is incorporated by reference to Item 1.01 of the Current Report on Form 8-K, dated August 27, 2010 and filed with SEC on September 1, 2010

10.65
Purchase Agreement, dated as of September 10, 2010, by and among Epic Pharma LLC and the Company, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended. A description of this Asset Purchase Agreement is incorporated by reference to Item 2.01 of the Current Report on Form 8-K, dated September 10, 2010 and filed with SEC on September 16, 2010

10.66
License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended. A description of this Asset Purchase Agreement is incorporated by reference to Item 1.01 of the Current Report on Form 8-K, dated September 10, 2010 and filed with SEC on September 16, 2010

10.67
Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended. A description of this Asset Purchase Agreement is incorporated by reference to Item 1.01 of the Current Report on Form 8-K, dated September 10, 2010 and filed with SEC on September 16, 2010

10.68
Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011.  Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.69
Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.70
Manufacturing and Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011.  Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.71
Manufacturing and Supply Agreement between the Company and ThePharmaNetwork LLC, dated as of June 23, 2011.  Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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
ELITE PHARMACEUTICALS, INC.

By:	/s/ Jerry Treppel
Jerry Treppel
Chief Executive Officer

Dated: June 29, 2011

By:	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer

Dated: June 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry Treppel	Chairman, Chief Executive Officer	June 29, 2011

/s/ Chris Dick	President, Chief Operating Officer, Director	June 29, 2011

/s/ Carter J. Ward	Chief Financial Officer, Treasurer, Secretary	June 29, 2011

/s/ Barry Dash	Director	June 29, 2011

/s/ Jeenarine Narine	Director	June 29, 2011

/s/ Ashok Nigalaye	Director	June 29, 2011

/s/ Ram Potti	Director	June 29, 2011

/s/ Jeffrey Whitnell	Director	June 29, 2011

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of Elite Pharmaceuticals, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. and Subsidiaries (“the Company”) as of March 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended March 31, 2011.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing   the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Pharmaceuticals, Inc. and Subsidiaries as of March 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the two year period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Elite Pharmaceuticals, Inc. and Subsidiaries will continue as a going concern.  As shown in the consolidated financial statements, the Company has experienced significant losses resulting in a working capital deficiency and shareholders’ deficit.  These conditions raise substantial doubt about its ability to continue as a going concern.   Management’s plans in regard to these matters are more fully described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Demetrius & Company, L.L.C.

Wayne, New Jersey 07470
June 29, 2011

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 and 2010

	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,825,858	$578,187
Accounts receivable (net of allowance for doubtful accounts of -0-)	571,667	404,961
Inventories (net of reserve of $1,047,456 and $494,425, respectively)	616,362	1,371,292
Prepaid expenses and other current assets	133,472	131,507

Total Current Assets	3,147,359	2,485,947

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $4,189,618 and $3,840,279, respectively	4,118,274	4,095,814

INTANGIBLE ASSETS – net of accumulated amortization of $-0- and $-76,434-, respectively	597,556	96,407

OTHER ASSETS
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposits	28,377	14,652
Restricted cash – debt service for EDA bonds	291,420	294,836
EDA bond offering costs, net of accumulated amortization of $78,898 and $64,767, respectively	275,554	289,685

Total Other Assets	3,924,673	3,928,495

TOTAL ASSETS	$11,787,862	$10,606,663

The accompanying notes are an integral part of the consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 and 2010

	2011	2010
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
EDA bonds payable	$3,385,000	$3,385,000
Short term loans and current portion of long-term debt	13,105	82,302
Accounts payable and accrued expenses	935,797	986,777
Customer Deposits	39,400	—
Deferred revenues – current	13,333	—
Preferred share derivative interest payable	282,680	306,440

Total Current Liabilities	4,669,315	4,760,519

LONG TERM LIABILITIES
Deferred revenues	178,890	—
Long term debt, less current portion	6,717	19,823
Other long term liabilities	68,746
Derivative liability – preferred shares	14,192,329	7,924,763
Derivative liability – warrants	10,543,145	8,499,423

Total Long Term Liabilities	24,989,827	16,444,009

TOTAL LIABILITIES	29,659,142	21,204,528

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 355,516,558 shares Issued and outstanding – 180,545,657 shares and 83,950,168 shares, respectively	180,546	83,950

Additional paid-in-capital	97,116,044	90,903,896

Accumulated deficit	(114,861,029)	(101,278,870)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(17,871,280)	(10,597,865)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,787,862	$10,606,663

The accompanying notes are an integral part of the consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended March 31,
	2011	2010
REVENUES
Manufacturing Fees	$3,086,183	$2,575,942
Royalties	831,538	763,928
Lab Fee Revenues	348,242	4,429

Total Revenues	4,265,963	3,344,299
COSTS OF REVENUES	2,675,118	2,305,763

Gross Profit	1,590,845	1,038,536
OPERATING EXPENSES
Research and Development	1,385,211	794,433
General and Administrative	876,014	1,841,425
Non-cash compensation through issuance of stock options	42,016	125,004
Depreciation and Amortization	173,364	213,995

Total Operating Expenses	2,476,605	2,974,857

(LOSS) FROM OPERATIONS	(885,760)	(1,936,321)

OTHER INCOME / (EXPENSES)
Interest expense, net	(231,745)	(260,337)
Change in fair value of warrant derivatives	(1,297,998)	(3,792,130)
Change in fair value of preferred share derivatives	(10,416,376)	(283,920)
Interest expense attributable to preferred share derivatives	(1,259,480)	(1,271,254)
Discount in Series E issuance attributable to beneficial conversion features	(292,213)	(512,912)
Proceeds from litigation settlement	500,000	—
Total Other Income / (Expense)	(12,997,812)	(6,120,553)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(13,883,570)	(8,056,874)
CREDIT FOR INCOME TAXES	301,413	—
NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(13,582,159)	$(8,056,874)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.14)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	100,020,520	75,581,345

The accompanying notes are an integral part of the consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT) EQUITY
FOR THE YEAR ENDED MARCH 31, 2010
(page 1 of 2)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2009	1,046	$11	13,705	$137	9,154	$91	60,839,374	$608,394

Cumulative effect of reclassification of preferred stock and warrants		(11)		(137)		(91)

Proceeds received in exchange for beneficial conversion features embedded in Series E Preferred Shares

Conversion of Series B, Series C and Series D Preferred Shares into Common Shares	(150)		(8,287)		(146)		5,383,010	53,830

Costs associated with raising capital

Non-cash compensation through the issuance of stock options and warrants

Net income for the year ended March 31, 2010

Dividends							3,914,944	39,149

Common shares issued in lieu of cash in payment of preferred share derivative interest expense							12,699,749	93,504

Reduction in par value								(712,040)

Common shares issued in lieu of cash in payment of legal and consulting expenses							1,113,091	1,113

Write-off of subscription receivable from defunct company

Balance at March 31, 2010	896	—	5,418	—	9,008	—	83,950,168	$83,950

The accompanying notes are an integral part of the consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT) EQUITY
FOR THE YEAR ENDED MARCH 31, 2010
(page 2 of 2)

	Subscription	Additional Paid-In	Treasury Stock		Accumulated	Stockholders
	Receivable	Capital	Shares	Amount	Deficit	(Deficit) Equity
Balance at March 31, 2009	$(75,000)	$95,718,082	(100,000)	$(306,841)	$(90,001,793)	$5,943,081

Cumulative effect of reclassification of preferred stock and warrants		(7,144,131)			(3,220,203)	(10,364,573)

Proceeds received in exchange for beneficial conversion features embedded in Series E Preferred Shares		512,912				512,912

Conversion of Series B, Series C and Series D Preferred Shares into Common Shares	(150)	14,000				67,830

Costs associated with raising capital		(183,456)				(183,456)

Non-cash compensation through the issuance of stock options and warrants		125,004				125,004

Net income for the year ended March 31, 2010					(8,056,874)	(8,056,874)

Dividends		319,472				358,621

Common shares issued in lieu of cash in payment of preferred share derivative interest expense		805,882				899,386

Reduction in par value		712,040

Common shares issued in lieu of cash in payment of legal and consulting expenses		99,091				100,204

Write-off of subscription receivable from defunct company	75,000	(75,000)

Balance at March 31, 2010	—	$90,903,896	(100,000)	$(306,841)	$(101,278,870)	$(10,597,865)

The accompanying notes are an integral part of the consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT) EQUITY
FOR THE YEAR ENDED MARCH 31, 2011

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance at Mar 31, 2010	83,950,168	$83,950	$90,903,896	100,000	$(306,841)	$(101,278,870)	$(10,597,865)

Net Income						(13,582,159)	(12,747,581)

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	21,241,590	21,242	1,261,999				1,283,240

Common shares issued pursuant to the conversion of Series D Convertible Preferred Derivatives	70,649,154	70,649	4,394,935				4,465,584

Non-cash compensation through the issuance of stock options			42,017				42,017

Common shares issued pursuant to ANDA purchase agreement dated 5/18/2010	937,500	938	74,062				75,000

Common shares issued in lieu of cash in payment of consulting expenses	343,425	343	13,394				13,737

Common shares issued in payment of Director’s Fees	2,493,589	2,494	97,249				99,743

Common shares issued in payment of employee salaries	930,231	930	36,280				37,210

Proceeds received in exchange for beneficial conversion features embedded in Series E Preferred Shares			292,213				292,213

Balance at Mar 31, 2011	180,545,657	$180,546	$97,116,044	100,000	$(306,841)	$(114,861,029)	$(17,871,280)

The accompanying notes are an integral part of the consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(page 1 of 2)

	Years Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(13,582,159)	$(8,056,874)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	483,473	508,610
Inventory adjustment	—	311,986
Change in fair value of warrant derivative liability	1,297,997	3,792,130
Change in fair value of preferred shares derivative liability	10,416,375	283,920
Discount in Series E issuance attributable to embedded beneficial ownership feature	292,213	512,912
Preferred shares derivative interest satisfied by the issuance of common stock	1,283,240	964,814
Legal and consulting expenses satisfied by the issuance of common stock	13,737	100,204
Salaries and Directors Fees satisfied by the issuance of common stock	136,953	—
Non-cash compensation satisfied by the issuance of common stock, options and warrants	42,017	125,004
Non-cash rent expense	48,064	—
Impairment of Intangible Assets	440,000	—
Non-cash lease accretion	20,682	—
Changes in assets and liabilities:
Accounts and interest receivable	(166,706)	(395,245)
Inventories	754,931	20,488
Prepaid expenses and other current assets	(1,962)	16,659
Security deposit	(13,725)	12,909
Accounts payable, accrued expenses and other current liabilities	87,686	437,734
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,552,815	(1,364,748)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(178,169)	—
Cost of leasehold improvements	(343,631)	—
Proceeds from sale of retired equipment	30,000	—
Costs incurred for intellectual property assets	(866,150)	(96,404)
Withdrawals from restricted cash, net	3,416	32,599

NET CASH (USED IN ) INVESTING ACTIVITIES	(1,354,533)	(63,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Other loan payments	(13,106)	(65,839)
NJEDA bond principal payments	—	(210,000)
Proceeds from issuance of Series E Convertible Preferred Stock and Warrants	1,062,500	2,000,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,049,394	1,724,161

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,247,676	295,609

CASH AND CASH EQUIVALENTS – beginning of period	578,187	282,578
CASH AND CASH EQUIVALENTS – end of period	$1,825,858	$578,187
Schedule continues on next page The accompanying notes are an integral part of the consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(page 2 of 2)

	Years Ended March 31,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	226,150	$262,685
Cash paid for income taxes	7,822	—

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cumulative effect of reclassification of Preferred Stock and Warrants as Derivative Liabilities		10,364,573
Reduction in par value of common stock from $0.01 per share to $0.001 per share		712,954
Common stock issued for purchase of intangible assets	75,000

The accompanying notes are an integral part of the consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries, (collectively the “Company”) including its wholly-owned subsidiaries, Elite Laboratories, Inc. (“Elite Labs”) and Elite Research, Inc. (“ERI”) for the years ended March 31, 2011 (“Fiscal Year 2011”) and 2010 (“Fiscal Year 2010”).  Our Company consolidates all entities that we control by ownership of a majority voting interest.  As of March 31, 2011, the financial statements of all wholly-owned entities are consolidated and all significant intercompany accounts are eliminated upon consolidation.

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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

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

CONCENTRATION OF CREDIT RISK
The Company maintains cash balances, which, at times, may exceed the amounts insured by the Federal Deposit Insurance Corp. Uninsured balances at March 31, 2011 are $1,575,858.  Management does not believe that there is any significant risk of losses.

The Company in the normal course of business extends credit to its customers based on contract terms and performs ongoing credit evaluations. An allowance for doubtful accounts due to uncertainty of collection is established based on historical collection experience. Amounts are written off when payment is not received after exhaustive collection efforts. During Fiscal 2010 and Fiscal 2011 the Company generated all its revenues from two companies.  The termination of the contracts with either of such two companies will result in the loss of a significant amount of revenues currently being earned.

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

INCOME TAXES
The Company uses the liability method for reporting income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under the liability method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Further tax benefits are recognized when it is more likely than not, that such benefits will be realized.  Valuation allowances are provided to reduce deferred tax assets to the amount considered likely to be realized.

GAAP prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. GAAP requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  No adjustments related to uncertain tax positions were recognized during the years ended March 31, 2011 and March 31, 2010.

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit.  No interest and penalties related to uncertain tax positions were accrued as of March 31, 2011 and March 31, 2010.

The Company operates in multiple tax jurisdictions within the United States of America.  Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2011, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal and State – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

EARNINGS PER COMMON SHARE
Basic earnings per common share is calculated by dividing net earnings by the weighted average number of shares outstanding during each period presented. Diluted earnings per share are calculated by dividing earnings by the weighted average number of shares and common stock equivalents. The Company’s common stock equivalents consist of options, warrants and convertible securities.

REVENUE RECOGNITION
Revenues earned under manufacturing agreements with other pharmaceutical companies are recognized on the date of shipment of the product, when title for the goods is transferred, and for which the price is agreed to and it has been determined that collectability is reasonably assured.

Revenues derived from royalties are recognized when such are reasonably estimable and collectible. Revenues from royalties which cannot be reasonably estimated are recognized when the payment is received.

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

Revenues earned by licensing certain pharmaceutical products developed by the Company are recognized at the beginning of a license term when the Company’s customer has legal right to the use of the product. Revenues are recognized on licensing income on a straight line basis over the life of the licensing agreement.

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

The compensation expense recognized for the years ended March 31, 2011 and 2010 was $42,016 and $125,004, respectively.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This standard shall be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity may elect to adopt this standard on a retrospective basis. Adoption of this standard is not expected to have a material impact on the financial statements.

In March 2010, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-9, “Milestone Method of Revenue Recognition” (Issue 08-9). The Accounting Standards Update resulting from Issue 08-9 amends ASC 605-28.1. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments. The guidance in Issue 08-9 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010, and may be applied: prospectively to milestones achieved after the adoption date, or retrospectively for all periods presented. Adoption of this standard is not expected to have a material impact on the financial statements.

NOTE 2	MANAGEMENT’S LIQUIDITY PLANS

The Company reported net losses of $13,582,159 and $8,056,874 for the fiscal years ended March 31, 2011 and 2010, respectively. At March 31, 2011, the Company had a working capital deficiency of approximately $1.5 million and an accumulated deficit of approximately $114.9 million, consolidated assets of approximately $11.8 million, and negative stockholders’ equity of approximately $17.9 million.  The Company has not generated any significant profits to date. During the fiscal year ended March 31, 2011, the Company raised $1,062,500 of net proceeds from the sale of Series E Preferred Stock, and issued Series E Preferred Stock with a face value of $1,062,500, with the payment for such Series E Preferred Stock being received during Fiscal 2010.

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

As of March 31, 2011, the Company’s principal source of liquidity was approximately $1.8 million of cash and cash equivalents The Company may also receive funds through the exercise of outstanding stock options and warrants and $0.6875 million from the issuance of the Company’s Series E Convertible Preferred Stock pursuant to the Strategic Alliance Agreement with Epic Pharma.  However, there can be no assurance of the exercise of any outstanding options or warrants, the performance of Epic Pharma under the Strategic Alliance Agreement, or that any cash received from such sources will be material to contribute sufficient amounts to continue operating activities.

As a result there is no assurance that the Company’s business strategy will be successfully implemented, and with the Company’s existing working capital levels, there can be no assurance that the Company will continue as a going concern.

NOTE 3	INVENTORIES

Inventories are recorded at the lower of cost or market.  Inventories at March 31, 2011 and 2010 consist of the following:

	2011	2010
Finished Goods	$156,399	$164,529
Raw Materials	1,507,419	1,701,188
	1,663,818	1,865,717
Less: Inventory Valuation Reserve	(1,047,456)	(494,425)
	$616,362	$1,371,292

The Inventory Valuation Reserve as of March 31, 2011, consists of raw materials with an aggregate cost of $918,355 having no commercial value due to the FDA’s decision to remove Lodrane from the market and the FDA’s recent reclassification of the Company’s application to transfer the manufacturing site of Hydromorphone to its facilities from CBE-30 to Prior Approval, as well as $35,762 in expired raw materials which have not yet been destroyed and $93,339 in mark-to-market adjustments required to fairly state the Company’s raw materials inventory at the lower of cost or market, with current replacement cost being the standard upon which the market value is determined.

Please refer to the Current Reports on Form 8-K filed with the SEC on March 4, 2011 and June 6, 2011 for details on the FDA’s decision to remove Lodrane from the market and the FDA’s reclassification of the Company’s application for transfer of manufacturing site, respectively, with such filings being herein incorporated by reference.

The Inventory Valuation Reserve as of March 31, 2010, consisted of $494,425 in mark-to-market adjustments required to fairly state the Company’s raw materials inventory at the lower of cost or market, with current replacement cost being the standard upon which the market value is determined.

NOTE 4 -	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2011 and 2010 consists of the following:

	2011	2010
Laboratory manufacturing, and warehouse equipment	$5,117,709	$5,089,540
Office equipment	56,961	56,961
Furniture and fixtures	62,406	62,406
Transportation equipment	66,855	66,855
Land, building and improvements	2,835,783	2,492,152
Equipment under capital lease	168,179	168,179
	8,307,893	7,936,093
Less: Accumulated depreciation and amortization	(4,189,619)	(3,840,279)
	$4,118,274	$4,095,814

Depreciation and amortization expense amounted to $483,473 and $508,610 for the years ended March 31, 2011 and 2010, respectively.

NOTE 5 -	INTANGIBLE ASSETS

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

As of March 31, 2011 and 2010, the following costs were recorded as intangible assets on the Company’s balance sheet:

	2011	2010
Intangible assets at beginning of fiscal year
Patent application costs	172,841	151,300
Trademarks	—	8,120
ANDA acquisitions	—	—
Less: Accumulated Amortization	(76,434)	(131,677)
Net Intangible Assets at beginning of fiscal year	96,407	27,743

Intangible asset costs capitalized during the fiscal year
Patent application costs	51,152	96,404
Trademarks	—
ANDA acquisition costs	890,000	—
Total cost of intangible assets capitalized	941,152	96,404

Amortization of intangible assets during fiscal year
Patent application costs	—	6,990
Trademarks	—	540
ANDA acquisition costs	—	—
Total amortization of intangible assets	—	7,530

Impairment of intangible assets during the fiscal year
Patent application costs	76,434	74,863
Trademarks	—	8,120
ANDA acquisition costs	(440,000)	—
Accumulated amortization of impaired assets	(76,434)	(62,773)
Net impairment of intangible assets	(440,000)	20,210

Intangible assets at end of fiscal year
Patent application costs	147,556	172,841
Trademarks	—	—
ANDA acquisition costs	450,000	—
Less: Accumulated Amortization	—	(76,434)
Net Intangible Assets	$597,556	$96,407

The costs incurred in patent applications totaling $51,152 and $96,404 for the 2011 and 2010 fiscal years, were all related to our abuse resistant and extended release opioid product lines.  The Company is continuing its efforts to achieve approval of such patents.  Additional costs incurred in relation to such patent applications will be capitalized as intangible assets, with amortization of such costs to commence upon approval of the patents.

The ANDA acquisition costs of $890,000 incurred during the 2011 fiscal year, are related to our acquisition of the ANDA’s for Hydromorphone 8mg, Naltrexone 50mg and Phentermine 37.5mg tablets.  For further details on these acquisitions, please refer to the current reports on Form 8-K filed with the SEC on May 24, 2010 for the Hydromorphone ANDA acquisition and September 1, 2010 for the Naltrexone and Phentermine ANDA acquisitions, such filings being herein incorporated by this reference.  In addition, please refer to exhibits 10.4, 10.5 and 10.7 of the quarterly report on Form 10-Q filed with the SEC on November 15, 2010 for the purchase agreements for Hydromorphone, Naltrexone, and Phentermine, respectively, such filings being herein incorporated by this reference.

The Company has successfully transferred production of the Phentermine 37.5mg product to its facilities and has commenced commercial production of this product.  Please refer to the current report on form 8-K, filed with the SEC on April 7, 2011, such filing being herein incorporated by reference.

On May 31, 2011, the Company received a letter from the FDA responding to a Changes Being Effected in 30 Days (“CBE 30”) supplement filed by the Company with the agency to change the manufacturing and packaging location of the Hydromorphone Hydrochloride Tablets USP, 8mg ANDA purchased from Mikah Pharma.  The letter from the FDA informed the Company that the agency has reclassified the application as a prior approval supplemental application which will delay the commercialization of the product.  The delay imposed by such reclassification is a significant detrimental factor to the value of the Hydromorphone AND.  In accordance with GAAP, the Company recorded an impairment equal to the full historical cost.

The Company has also recorded an impairment equal to the full historical cost of the Naltrexone 50mg ANDA, as the reason given by the FDA for the reclassification of the Company’s application filed with the FDA for Hydromorphone may also apply to a similar application filed by the Company with the FDA for the transfer of manufacturing and packaging for Naltrexone 50mg.

NOTE 6	INVESTMENT IN NOVEL LABORATORIES INC.

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

We also know from public information that Perrigo Company acquired rights in 2010 for an undisclosed amount to an additional Novel ANDA approved in 2010 for the product HalfLytely®.  Novel believes this is a first to file ANDA.  Perrigo expects to be in a position to launch a generic version of this product later this year and they expect to have 180 days of generic exclusivity. Novel will manufacture the product exclusively for Perrigo.  Annual sales for the branded product were approximately $80 million according to Wolters Kluwer.

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

A review and assessment of all documents available, public announcements by Novel and communications with the management of Novel does not indicate the existence of impairment indicators.  Accordingly, the Company determined that no impairment is required in the valuation of its investment in Novel as of March 31, 2011.  The valuation of the Company’s investment in Novel remains at $3,329,322, an amount equal to the valuation as of March 31, 2010 with no impairment write downs.

NOTE 7 -	NJEDA BONDS

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

The interest payment of $120,775 due on September 1, 2009, and three separate interest payments of $113,075 due on March 31, 2010, September 1, 2010 and March 1, 2011, respectively, were paid from the debt service reserve held in the restricted cash account, due to the Company not having sufficient funds to make such payments when due.

The principal payment due on September 1, 2009, totaling $210,000 was paid from the debt service reserve held in the restricted cash account, due to the Company not having sufficient funds to make the payment when due.

The Company did not have sufficient funds available to make the principal payments due on September 1, 2010 totaling $225,000 (the “2010 Principal Payment”), and requested the Trustee to withdraw the funds from debt service reserve held in the restricted cash account and to utilize such funds to make the principal payment due.  The Company’s request was denied by the Trustee.  Accordingly, the principal payment due on September 1, 2010, totaling $200,000 was not made.

Pursuant to the terms of the NJEDA Bonds, the Company is required to replenish any amounts withdrawn from the debt service reserve and used to make principal or interest payments in six monthly installments, each being equal to one-sixth of the amount withdrawn and with the first installment due on the 15th of the month in which the withdrawal from debt service reserve occurred and the remaining five monthly payments being due on the 15th of the five immediately subsequent months. The Company has, to date, made all payments required in relation to the withdrawals made from the debt service reserve on September 1, 2009, March 1, 2010, September 1, 2010 and March 1, 2011.  The Company is required to make two additional monthly payments of $19,529 during the period June 29, 2011 through August, 2011, in order to fully replenish the March 1, 2011 withdrawal from the debt service reserve.

The Company does not expect to have sufficient available funds to make the interest payment of $113,075 due on September 1, 2011 as well as principal payments totaling $245,000 due on September 1, 2011 (the “2011 Principal Payment”).  Please note that the 2011 Principal Payment is in addition to the 2010 Principal Payment, which has not yet been paid.

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

Bond financing consisting of the following, as of March 31,
	2011	2010

Refinanced NJEDA Bonds	$3,385,000	$3,385,000

Current portion	(3,385,000)	(3,385,000

Long term portion, net of current maturities	$—	$—

Maturities of Bonds for the next five years are as follows:

YEAR ENDING MARCH 31,	AMOUNT
2012	$470,000
2013	260,000
2014	185,000
2015	195,000
2016	210,000
Thereafter	2,065,000
$3,385,000

NOTE 8 -            LOANS PAYABLE AND LONG TERM DEBT

Loans payable and long term debt consisted of the following:

	March 31, 2011		March 31, 2010
	Current	Long- Term	Current	Long- Term
Note payable to First Niagara Bank in 60 monthly installments of $1,180, including interest at the rate of 9.00% per annum; Final payment in September 2012 ; Secured by vehicle purchased with proceeds of loan	$13,105	$6,717	$11,793	$19,823

Short term loan to finance commercial insurance policy			9,701

Short term loan to finance directors & officers insurance policy			60,808

TOTAL	$13,105	$6,717	$82,302	$19,823

NOTE 9       -      LEASES OF RENTAL PROPERTIES
The following leases for rental properties were operative during the year ended March 31, 2011:

	80 Oak Street Unit 102	135 Ludlow Ave (see note 10)
Effective Date	August 1, 2009	July 1, 2010

Termination Date	November 30, 2010	December 31, 2015

Lease term	Month-to-month	5 years with 2 tenant renewal options for 5 years each

Rent expense for the 2011 Fiscal Year	$29,102	$67,753

Minimum 5 Year Lease Payments*
Fiscal year ended March 31, 2012	—	79,248
Fiscal year ended March 31, 2013	—	81,228
Fiscal year ended March 31, 2014	—	83,259
Fiscal year ended March 31, 2015	—	85,344
Fiscal year ended March 31, 2016	—	87,363
	—	$416,442

* Minimum lease payments are exclusive of additional expenses related to certain expenses incurred in the operation and maintenance of the premises, including, without limitation, real estate taxes and common area charges which may be due under the terms and conditions of the lease, but which are not quantifiable at the time of filing of this annual report on Form 10-K

The real estate leases are recorded as operating leases.

The lease for 80 Oak Street was a month-to-month lease, and accordingly the rent expense was equal to rent payments made during Fiscal Year 2011.

Rent expense related to the operating lease at 135 Ludlow was recorded using the straight line method and summarized as follows:

Summary of Rent Expense – 135 Ludlow Avenue
Fiscal Year Ended March 31, 2011
Rent Expense	67,753

Actual lease payments	19,689

Increase in deferred rent liability	48,064

Balance of deferred rent liability	48,064

 NOTE 10     -     LEASE OF 135 LUDLOW AVENUE

The Company entered into a lease for a portion of a one-story warehouse, located at 135 Ludlow Avenue, Northvale, New Jersey, consisting of approximately 15,000 square feet of floor space. The lease term began on July 1, 2010 and is classified as an operating lease.

The lease includes an initial term of 5 years and 6 months and the Company has the option to renew the lease for two additional 5 year terms. The property related to this lease will be used for the storage of pharmaceutical finished goods, raw materials, equipment and documents as well as pharmaceutical manufacturing, packaging and distribution activities.

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

Please refer to Note 9 of these financial statements for details on minimum lease payments, rent expense and deferred rent liabilities.

NOTE 11     -      LEASE TERMINATION COSTS - 135 LUDLOW AVENUE

The lease for the property located at 135 Ludlow Avenue, Northvale NJ, includes a requirement that, at termination, the Company return the property to its condition at the inception of the lease, with normal wear and tear excepted.  Such requirement accordingly represents an unconditional obligation associated with the retirement of a long-lived asset and subject to ASC 410 of the Codification.  The Company estimates such costs would amount to $50,000, at lease termination, and pursuant to ASC 410 has recorded a liability and offsetting asset equal to the present value, at lease inception, of such obligation.  This liability is accreted over the term of the lease (including extensions), using the interest method.

NOTE 12     -      DEFERRED REVENUES

Deferred revenues in the aggregate amount of $192,222, consisting of a current component of $13,333 and a long term component of $178,890 represents the unamortized amount of a $200,000 advance payment received for a licensing agreement with a fifteen year term beginning in September 2010 and ending in August 2025.  The advance payment was recorded as deferred revenue when received and is earned, on a straight line basis over the fifteen year life of the license.  The current component is equal to the amount of revenue to be earned during the 12 month period immediately subsequent to the balance date and the long term component is equal to the amount of revenue to be earned thereafter.

NOTE 13     -      PREFERRED SHARE DERIVATIVE INTEREST PAYABLE

Preferred share derivative interest payable as of March 31, 2011 consisted of $282,680 in derivative interest accrued as of March 31, 2011.  The full amount of derivative interest payable as of March 31, 2011 was paid via the issuance of 4,775,017 shares of Common Stock, in lieu of cash, in April 2011.

Preferred share derivative interest payable as of March 31, 2010 consisted of $306,440 in derivative interest accrued as of March 31, 2010.  The full amount of derivative interest payable as of March 31, 2011 was paid via the issuance of 3,402,813 shares of Common Stock, in lieu of cash, in April 2010.

NOTE 14     -      DERIVATIVE LIABILITIES – PREFERRED SHARES

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

Preferred Stock Derivative Liabilities – Fiscal Year 2011
	Series B	Series C	Series D	Series E	Total
Preferred shares Outstanding as of March 31, 2011	896	5,418	4,063	3,062.5	13,439.5

Underlying common shares into which Preferred may convert	730,274	4,280,842	58,042,861	118,898,957	181,952,934

Closing price on valuation date	$0.078	$0.078	$0.078	$0.078	$0.078

Preferred stock derivative liability at March 31, 2011	$56,961	$333,906	$4,527,343	$9,274,119	$14,192,329

Change in preferred stock derivative liability for the 2011 Fiscal Year					$10,416,376

The change of $10,416,375 in value of the preferred stock derivative liability occurring during the 2011 Fiscal Year is included in the amount reported in the “Other Income/(Expense)” section of the statement of operations.  Increases in value are reported as other expenses and decreases in value are reported as other income.

Preferred Stock Derivative Liabilities – Fiscal Year 2010
	Series B	Series C	Series D	Series E	Total
Preferred shares Outstanding as of March 31, 2010	896	5,418	9,008	2,000	17,322

Underlying common shares into which Preferred may convert	574,076	3,365,217	45,037,200	44,256,006	93,232,499

Closing price on valuation date	$0.085	$0.085	$0.085	$0.085	$0.085

Preferred stock derivative liability at March 31, 2010	$48,797	$286,043	$3,828,162	$3,761,761	$7,924,763

Change in preferred stock derivative liability for the 2010 Fiscal Year					$283,920

The change of $283,920 in value of the preferred stock derivative liability occurring during the 2011 Fiscal Year is included in the amount reported in the “Other Income/(Expense)” section of the statement of operations.  Increases in value are reported as other expenses and decreases in value are reported as other income.

NOTE 15     -      DERIVATIVE LIABILITIES - WARRANTS

To date, the Company has authorized the issuance of Common Stock Purchase Warrants, with terms of five to seven years, to various corporations and individuals, in connection with the sale of securities, loan agreements and consulting agreements.  Exercise prices range from $0.0625 to $3.25 per warrant.  The warrants expire at various times through March 31, 2018.

A summary of warrant activity for the fiscal years indicated below is as follows:

	Fiscal Year 2011		Fiscal Year 2010
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of year	125,299,740	$0.25	39,667,853	$0.63

Warrants issued	40,000,000	$0.06	80,000,000	$0.06

Exchange warrants issued	—	—	5,806,887	$0.25

Warrant exercises, forfeited or expired	9,974,692	$0.69	175,000	$2.82

Ending Balance	155,325,048	$0.15	125,299,740	$0.25

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

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31 2011	March 31 2010
Risk-Free interest rate	.09% - 2.9%	2.4% - 3.3%
Expected volatility	138% - 194%	126% - 214%
Expected life (in years)	0.3 – 7.0	0.5 – 6.6
Expected dividend yield	—	—
Number of warrants	155,325,048	125,299,740

Fair value – Warrant Derivative Liability	$10,543,145	$8,499,423

Change in warrant derivative liability for the twelve months ended	$1,297,998	$3,792,130

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

The changes of $1,297,998 and $ 3,792,130 in value of the warrant derivative liability occurring during the years ended March 31, 2011 and 2010, respectively, are included in the amounts reported in the “Other Income/(Expense)” section of the statement of operations.  Increases in value are reported as other expenses and decreases in value are reported as other income.

NOTE 16     -      BENEFICAL CONVERSION FEATURES OF SERIES E PREFERRED SHARES

The Series E Preferred shares include an option, exercisable from the issuance date, to convert to common shares at prices which were less than the market price of the Company’s Common Stock on the date such Series E Preferred shares were issued.  The difference between the share price and option price represents a beneficial conversion feature existing on the issue date.

In accordance with GAAP, the beneficial conversion feature was valued separately and allocated to additional paid in capital.  The valuations were calculated using the relative fair value method allocating the proceeds from each issuance of the Series E Preferred shares to the conversion option and detachable warrants, if such warrants were included with an issuance.

The beneficial conversion option is then required to be recognized as a discount and amortized over a period that begins on the date of issuance and ends on the earliest conversion date.  As the conversion options were exercisable on their issue date, the full value assigned to the conversion option was immediately amortized and charged to interest expense.

During Fiscal Year 2011, the Company had two separate issuances of Series E Preferred Stock, consisting of 62.5 shares issued in September 2010 and 1,000 shares issued in March 2011.

The valuation of the beneficial conversion features, and detachable warrants, were applicable, for each issuance of Series E Preferred Stock occurring during Fiscal Year 2011 is summarized as follows:

	Sept 2010 Issuance	March 2011 Issuance
Allocation of proceeds to conversion option
Proceeds from issuance of Series E shares	$62,500	$1,000,000
Value of detachable warrants – March 2011 only (see Black-Scholes calculation below)	-0-	2,951,297
Total of proceeds plus warrants	62,500	3,951,297
Allocation % attributable to Series E shares (quotient of proceeds divided by proceeds plus warrant value)	100%	25.3%

Proceeds allocated to conversion option	$62,500	$253,081
Proceeds allocated to warrants	—	$746,919

Gross value of beneficial conversion option
Share price on date of issuance	$0.0600	$0.0780
Conversion option price	$0.0369	$0.0258
Beneficial conversion feature per share	$0.0231	$0.0522
Common shares on conversion	1,693,870	38,824,149
Gross value of beneficial conversion feature	$39,132	$2,028,284

Beneficial Conversion Feature Recorded (lesser of gross value or proceeds allocated)	$39,132	$253,081

The warrants issued with the Series E Preferred shares were valued using the Black-Scholes option valuation model, with the following assumptions:

March 2011 Issuance
Risk-free interest rate	2.90%
Expected volatility	138.4%
Expected life (in years)	7
Number of warrants	40 million
Fair value	$2,951,297

During Fiscal Year 2010, the Company had two separate issuances of Series E Preferred Stock, consisting of 1,000 shares issued in June 2009 and 1,000 shares issued in October 2009.

The valuation of the beneficial conversion features, and detachable warrants, were applicable, for each issuance of Series E Preferred Stock occurring during Fiscal Year 2010 is summarized as follows:

	June 2009 Issuance	October 2009 Issuance
Allocation of proceeds to conversion option
Proceeds from issuance of Series E shares	$1,000,000	$1,000,000
Value of detachable warrants – (see Black-Scholes calculation below)	2,869,361	2,931,983
Total of proceeds plus warrants	3,869,361	3,931,983
Allocation % attributable to Series E shares (quotient of proceeds divided by proceeds plus warrant value)	25.9%	25.4%

Proceeds allocated to conversion option	$258,700	$254,212
Proceeds allocated to warrants	741,300	$745,788

Gross value of beneficial conversion option
Share price on date of issuance	$0.0800	$0.08
Conversion option price	$0.0500	$0.05
Beneficial conversion feature per share	$0.0300	$0.03
Common shares on conversion	20,000,000	20,000,000
Gross value of beneficial conversion feature	$600,000	$715,282

Beneficial Conversion Feature Recorded (lesser of gross value or proceeds allocated)	$600,000	$254,212

The warrants issued with the Series E Preferred shares were valued using the Black-Scholes option valuation model, with the following assumptions:

	June 2009 Issuance	October 2009 Issuance
Risk-free interest rate	2.31%	2.21%
Expected volatility	115.2%	123.3%
Expected life (in years)	7	7
Number of warrants	40 million	40 million
Fair value	2,869,361	$2,931,983

NOTE 17     -      COMMON STOCK

During Fiscal Year 2011, the Company issued a total of 96,595,489 shares of Common Stock, with such issuances of Common Stock being summarized as follows:

Description	Shares Of Common Stock

Common Shares issued in lieu of cash payment in payment of preferred share derivative interest expenses totaling $1,283,240	21,241,590

Common Shares issued pursuant to the conversion of Series D Convertible Preferred Share derivatives, with such derivative liabilities totaling $4,465,584 at the time of their conversion.	70,649,154

Common Shares issued in payment of $75,000 due and payable pursuant to the Asset Purchase Agreement dated 5/18/2010.	937,500

Common Shares issued in lieu of cash in payment of consulting expenses totaling $13,737.	343,425

Common Shares issued in payment of Director’s fees totaling $99,743	2,493,589

Common shares issued in payment of employee salaries totaling $37,210	930,231

Total Common Shares issued during Fiscal Year 2011	96,595,489

Common Shares outstanding at March 31, 2010	83,950,168

Common Shares outstanding at March 31, 2011	180,545,657

NOTE 18     -      PER SHARE INFORMATION

Basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income(loss) by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income(loss) by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  GAAP requires the presentation of both Basic EPS and Diluted EPS, if such Diluted EPS is not anti-dilutive, on the face of the Company’s Consolidated Statements of Operations. As the Company had a net loss for Fiscal Year 2011 and Fiscal Year 2010, Diluted EPS is not presented as the effect of the Company’s common stock equivalents and convertible securities is anti-dilutive.

Basic EPS is calculated as follows:

	Fiscal Year 2011	Fiscal Year 2010
Numerator
Net (Loss) attributable to common shareholders	$(13,582,159)	$(8,056,874)

Denominator
Weighted average shares of common stock outstanding	100,020,520	75,581,345

Net (Loss) per Share – Basic and Diluted	$(0.14)	$(0.11)

Potentially dilutive securities excluded from the calculation of diluted loss per share ( in accordance with GAAP)
Stock Options	3,057,000	3,287,000

Convertible Preferred Stock	180,881,120	94,370,379

Warrants	155,325,048	125,469,740

NOTE 19     -      STOCK-BASED COMPENSATION

Part or all of the compensation paid by the Company to its Directors and employees consists of the issuance of Common Stock or via the granting of options to purchase Common Stock

Stock-based Director Compensation
The Company’s Director compensation policy instituted in October 2009 includes provisions that Director’s fees are to be paid via the issuance of shares of the Company’s Common Stock, in lieu of cash, with the valuation of such shares being calculated on a quarterly basis and equal to the average closing price of the Company’s common stock for the quarter just ended.

During Fiscal Year 2011, the Company issued 2,493,589 shares of Common Stock to its Directors in payment of Director’s fees in the aggregate amount of $99,743 and related to the period beginning on October 1, 2009 and ending on December 31, 2010.  Please note that the shares issued during Fiscal Year 2011, include those shares owed and not yet issued at the end of Fiscal Year 2010.

As of March 31, 2011, the Company owes its Directors a total of 592,996 shares of Common Stock in payment of Directors Fees totaling $32,500 for the three months ended March 31, 2011.  The Company anticipates that these shares of Common Stock will be issued during the fiscal year ended March 31, 2012.

Stock-based Employee Compensation
Employment contracts with the Company’s President, Chief Financial Officer and certain other employees includes provisions for a portion of each employees salaries to be paid via the issuance of shares of the Company’s Common, in lieu of cash, with the valuation of such shares being calculated on a quarterly basis and equal to the average closing price of the Company’s common stock for the quarter just ended.

During Fiscal Year 2011, the Company issued a total of 930,231 shares of Common Stock to its President, Chief Financial Officer and certain other employees in payment of salaries in the aggregate amount of $37,210 and related to the period beginning on October 1, 2009 and ending on December 31, 2010.  Please note that the shares issued during Fiscal Year 2011, include those shares owed and not yet issued at the end of Fiscal Year 2010.

As of March 31, 2011, the Company owes its President, Chief Financial Officer and certain other employees a total of 273,690 shares of Common Stock in payment of salaries totaling $15,000 for the three months ended March 31, 2011, with such amount being recorded in accrued expenses.  The Company anticipates that these shares of Common Stock will be issued during the fiscal year ended March 31, 2012.

Stock option based Employee Compensation
During the years ended March 31, 2011 and 2010, the Company issued zero and 1,000,000, respectively, options to purchase Common Stock to employees.  The options issued during Fiscal 2010 have an exercise price of $0.10, vest over a three year period which commences one year from the date of grant and expire ten years from the date of grant.  The fair value of the options granted during Fiscal Year 2010 was $93,452, computed using the Black-Scholes options pricing model on the grant date.  Such fair value is being amortized by the Company, on a straight line basis, over the vesting period, and recorded on the Company’s Statement of Income as “Non-cash compensation through the issuance of stock options”.

In addition to the stock options granted in Fiscal 2010, the amount recorded on the Company’s Statement of Income as non-cash compensation through the issuance of stock options includes amortization of the fair value of stock options granted prior to Fiscal Year 2010.  The fair value of these options, totaling $196,983 on the date of such grants, was fully amortized by the end of Fiscal Year 2011.

Stock option based employee compensation is summarized as follows:

	Fiscal Year 2011	Fiscal Year 2010

Non-cash compensation expense related to stock options granted prior to Fiscal Year 2010	$17,056	$118,514

Non-cash compensation expense related to stock options granted during Fiscal Year 2010	24,960	6,490

Total non-cash compensation through the issuance of stock options	$42,016	$125,004

NOTE 20     -      STOCK OPTION PLANS

Under its 2004 Stock Option Plan and prior options plans, the Company may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members.  All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant.  Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant.

Transactions under the plans for years indicated  were as follows:

	Fiscal Year 2011		Fiscal Year 2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,287,000	$1.41	2,554,900	$1.87

Options Granted	—	—	1,000,000	$0.10

Options Exercised	—	—

Options Expired	230,000	$0.10	(267,900)	$0.87

Options Vested

Outstanding at end of year	3,057,000	$1.51	3,287,000	$1.41

The following table summarizes information about stock options outstanding at March 31, 2011:

Range	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01 – 1.00	968,000	8.58	$0.09	444,667	$0.08
1.01 – 2.00	99,000	6.82	$1.08	95,999	$1.08
2.01 – 3.00	1,990,000	6.06	$2.22	1,490,000	$2.22

$0.01 – 3.00		6.88	$1.51		$1.69

There are 6,520,100 options available for future grant under our Stock Option Plan.

NOTE 21     -      INCOME TAXES

The components of the credit for income taxes are as follows:

	Year Ended March 31,
	2011	2010
Federal:
Current	$—	$—
Deferred	—	—

State
Current	$(10,422)	$—
Deferred	—	—

Sale of New Jersey Net Operating Losses	$311,835	$—

Net Credit for Income Taxes	$301, 413	$—

The Major components of deferred tax assets and liabilities at March 31, 2011 and 2010 are as follows:

	March 31,
	2011	2010
Federal
Net Operating Loss Carry forward	$17,789,382	$17,604,348
Less: Deferred Tax Liability	(305,716)	—
Subtotal	17,483,666	17,604,348
Valuation Allowance	(17,483,666)	(17,604,348)
	$—	$—

State
Net Operating Loss Carryforwards	2,223,278	2,481,065
Less: Deferred Tax Liability	(68,786)	—
Subtotal	2,154,492	2,481,065
Valuation Allowance	(2,154,492)	(2,481,065)
	$—	$—

At March 31, 2011 and 2010, a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty about the Company’s ability to generate the future taxable income necessary to use the net operating loss carryforwards.

NOTE 22    -       REMOVAL OF LODRANE PRODUCTS FROM THE US MARKET

On March 3, 2011, the U.S. Food and Drug Administration (“US-FDA”) announced its intention to remove approximately 500 cough/cold and allergy related products from the U.S. market.  The Company manufactured two of the drugs impacted by the US-FDA’s action.  The affected products are:

Product	Active Ingredient , Strength
Lodrane® 24 Capsules	Brompheniramine maleate, 12mg
Lodrane® 24D Capsules	Brompheniramine maleate, 12mg/pseudoephedrine HCl, 90mg

According to the press release issued by the US-FDA, manufacturers must stop manufacturing the affected products within 90 days after March 3, 2011 and distribution of the effected products must stop within 180 days after March 3, 2011.

For the year ended March 31, 2011, gross revenues earned by the Company from the Lodrane® products equaled $4.2 million, or approximately 97% of the Company’s total income for the year.

Shortly after the announcement by the US-FDA, the Company’s customer for the Lodrane® products cancelled all outstanding orders, other than those for which manufacturing had already begun, advising the Company that existing stocks of Lodrane® were sufficient and that additional quantities could not be sold prior to the 180 day deadline announced by the US-FDA.

The last shipment of Lodrane® products was made by the Company in April 2011 and manufacturing of Lodrane® has ceased.

While the timing of the announcement by the US-FDA resulted in such having a minimal effect on the Company’s operations for the 2011 Fiscal Year, the Company’s inability to manufacture Lodrane® has a material and adverse effect on its revenues for periods beginning after March 31, 2011.

Please refer to the Current Report on Form 8-K filed with the SEC on March 4, 2011, such filing being herein incorporated by reference, for further details on this announcement.

NOTE 23     -      MAJOR CUSTOMERS

One customer accounted for approximately 97 percent and 100 percent of revenues for the years ended March 31, 2011 and 2010, respectively.

Please note that this major customer was the purchaser of the Lodrane® products, which have been discontinued pursuant to an announcement by the US-FDA.

Shortly after the announcement by the US-FDA, this customer cancelled all outstanding orders, other than those for which manufacturing had already begun, advising the Company that existing stocks of Lodrane® were sufficient and that additional quantities could not be sold prior to the 180 day deadline announced by the US-FDA.

The last shipment of Lodrane® products was made by the Company in April 2011 and manufacturing of Lodrane® has ceased.

While the timing of the announcement by the US-FDA resulted in such having a minimal effect on the Company’s operations for the 2011 Fiscal Year, the Company’s inability to manufacture Lodrane® has a material and adverse effect on its revenues for periods beginning after March 31, 2011.

Please refer to Note 22 to these financial statements and the Current Report on Form 8-K filed with the SEC on March 4, 2011, such filing being herein incorporated by reference, for further details on this announcement.

NOTE 24    -       SETTLEMENT OF MIDSUMMER INVESTMENTS, Ltd. Et al v. Elite Pharmaceuticals Inc.

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

NOTE 25     -      SETTLEMENT OF ThePharmaNetwork Inc. v. Elite Pharmaceuticals Inc.

On March 17, 2011, Elite Pharmaceuticals, Inc. (the “Company”) issued a press release announcing the settlement of a lawsuit filed in the Superior Court of New Jersey, Chancery Division: Bergen County entitled ThePharmaNetwork, LLC v. Elite Pharmaceuticals, Inc. (Index No. C-272-10) (the “Action”).

The Action was commenced on or about August 27, 2010 by ThePharmaNetwork, LLC (“TPN”). TPN alleged that the Company breached certain obligations in connection with a Product Collaboration Agreement (the “Collaboration Agreement”), made as of November 10, 2006, pursuant to which the Company and TPN agreed to collaborate in the development, commercialization, manufacturing and distribution of a generic pharmaceutical product, which the parties subsequently agreed would be methadone hydrochloride in a 10 mg. tablet (the “Product”). In the lawsuit, the Company asserted counterclaims against TPN arising out of the Collaboration Agreement, and sought damages of no less than $1,125,000 from TPN. Both parties denied the other side’s allegations.

In order to fully and finally resolve the disputed claims arising in the Action, the Company and TPN have entered into a settlement agreement, dated March 11, 2011 (the “Settlement Agreement”), pursuant to which the Action, including all of TPN’s claims and the Company’s counterclaims, will be dismissed with prejudice.

Pursuant to the Settlement Agreement, the parties have agreed to terminate the Collaboration Agreement.

In addition, in consideration of the Company’s agreement to terminate the Collaboration Agreement and to relinquish to TPN all rights and interest in the Abbreviated New Drug Application (“ANDA”) for the Product approved by the U.S. Food and Drug Administration (FDA), TPN made a cash payment of $500,000 to Elite.

As part of the Settlement Agreement, TPN also acknowledges that the Company may develop a generic product containing methadone of any strength (including the filing of an abbreviated new drug application relating to such product) and that nothing in the Settlement Agreement restricts the Company from developing, commercializing, manufacturing and distributing any pharmaceutical product similar to, or which may compete with, the Product or the ANDA filed in connection with the Product.

The Settlement Agreement also contained a mutual release pursuant to which the Company and TPN agreed to release and discharge each other and their respective affiliates from all claims arising before the date of the Settlement Agreement.

Please refer to the Current Report on Form 8-K filed with the SEC on March 17, 2011, such filing being herein incorporated by reference, for further details on this settlement of litigation.

NOTE 26     -      TRANSACTIONS WITH RELATED PARTIES

Transactions with Epic Pharma LLC and Epic Investments LLC

On March 18, 2009, the Company entered into the Epic Strategic Alliance Agreement with Epic Pharma, LLC and Epic Investments, LLC, a subsidiary controlled by Epic Pharma LLC, as disclosed in this Annual Report Form 10-K under Item 7 of Part II of this Annual Report on Form 10-K, under the heading “Epic Strategic Alliance Agreement,” Item 9B and Item 10, under the heading “Directors and Executive Officers,” and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009 and June 5, 2009, which disclosures are incorporated herein by reference.   Ashok G. Nigalaye, Jeenarine Narine and Ram Potti, each were elected as members of our Board of Directors, effective June 24, 2009, as the three directors that Epic is entitled to designate for appointment to the Board pursuant to the terms of the Epic Strategic Alliance Agreement.  Messrs. Nigalaye, Narine and Potti are also officers of Epic Pharma, LLC, in the following capacities:

•	Mr. Nigalaye, Chairman and Chief Executive Officer of Epic Pharma, LLC;
•	Mr. Narine, President and Chief Operating Officer of Epic Pharma, LLC;
•	Mr. Potti, Vice President of Epic Pharma, LLC.

As part of the operation of the strategic alliance, the Company and Epic identified areas of synergy, including, without limitation, raw materials used by both entities, and various regulatory and operational resources existing at Epic that could be utilized by the Company.

With regards to synergies related to raw materials usage, the strategic alliance allowed the Company to purchase such raw materials from Epic, at the Epic acquisition cost, without markup.  In all cases, the acquisition cost of Epic was lower than those costs available to the Company, mainly as a result of efficiencies of scale generated by significantly larger volumes purchased by Epic during the course of their normal operations.  During the fiscal year ended 3/31/2011, an aggregate amount of $232,305 in such materials was purchased from Epic Pharma LLC.  All purchases were at Epic Pharma’s acquisition cost, without markup and evidenced by supporting documents of Epic Pharma LLC’s acquisition cost.

With regards to synergies related to regulatory and operational resources, the strategic alliance allowed the Company to utilize Epic’s substantial resources and technical competencies on an “as needed” basis at a cost equal to Epic’s actual cost for only the resources utilized by the Company.  Without such access to Epic’s resources, the Company would have to invest significant amounts in human resources and fixed assets as well as incur substantial costs with third party providers to provide the same resources provided by Epic and necessary for the operations of the Company.  During the fiscal year ended 3/31/2011, an aggregate amount of $73,440 was paid to Epic as reimbursement for costs associated with facility maintenance, engineering and regulatory resources utilized by the Company as well as $140,000 in manufacturing equipment.

The Company also purchased an ANDA for Phentermine 37.5mg tablets from Epic Pharma LLC for a cost of $450,000.  Please refer to Exhibit 10.7 of the Quarterly Report on Form 10-Q filed with SEC on November 15, 2010 for further details on this ANDA purchase.

Total purchases from Epic by the Company during the fiscal year ended March 31, 2011 were $895,745.

During the fiscal year ended March 31, 2011, the Company also performed method development services for Epic Pharma LLC, for which it was paid $25,000, sold retired equipment to Epic for $30,000 and sold excess raw materials to Epic for a total of $2,903.

NOTE 27     -      CONVERSIONS OF PREFERRED STOCK DERIVATIVES TO COMMON STOCK

The Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock of Elite Pharmaceuticals (the “Series D Preferred Derivatives”), includes provisions entitling the holders of Series D Preferred Derivatives to convert shares of the Series D Preferred Derivatives into shares of Common Stock.  The Series D Preferred Derivatives are classified as a liability to the Company, and the liability represented by those shares of Series D Preferred Derivatives being converted must be valued at the time of such conversion, with increases/(decreases) in the value of preferred share derivative liabilities being appropriately recorded and reflected in the Other Income section of the Company’s Statement of Operations.  The amount of equity recorded as a result of the conversion of Series D Preferred Derivatives is equal to the value of such Series D Preferred Derivatives being converted, at the time of the conversion, with such amount also representing the decrease in the Preferred Share Derivative Liability on the Company’s Balance Sheet.

Conversions of Series D Preferred Derivatives during the year ended March 31, 2011 are summarized as follows:

# of Series D Preferred Derivative shares converted	4,945

# of Common Shares issued pursuant to conversions of Series D Preferred Derivatives	70,649,154

Value of Series D Preferred Derivative shares at time of conversion (represents decrease in derivative liability resulting from conversions)	$4,465,584

Change in value of preferred share derivative liability recorded at time of conversion	1,639,618

Par value of Common Shares issued	70,649

Additional paid in capital recorded as a result of the conversions	4,394,935

NOTE 28     -      SUBSEQUENT EVENTS
The Company has evaluated subsequent events from the balance sheet date through June 29, 2011, the date the accompanying financial statements were issued.  The following are material subsequent events:

Common shares issued in lieu of cash in payment of derivative interest expense
Derivative interest expense related to the Preferred Share derivatives due and payable as of March 31, 2011 were paid during April 2011 through the issuance of 7,775,017 shares of common stock.

Conversion of Series D Convertible Preferred Stock to Common Stock
On May 24, 2011 the Company issued a press release announcing that all of the outstanding shares of its Series D 8% Convertible Preferred Stock (the “Series D”) has been converted into the Company’s common stock, pursuant to the Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010. The Series D conversion thereby eliminates the Company’s obligations to pay $720,000 in annual dividends and eliminates the administrative costs associated therewith.

A Current Report on Form 8-K was filed with the SEC on May 24, 2011, such filing being herein incorporated by this reference.

Reclassification of Supplement filed with the FDA
On May 31, 2011, the Company received a letter from the US Food and Drug Administration (FDA) responding to a Changes Being Effected in 30 Days (“CBE 30”) supplement filed by the Company with the agency to change the manufacturing and packaging location of the Hydromorphone Hydrochloride Tablets USP, 8 mg ANDA purchased from Mikah Pharma. The letter from the FDA informed the Company that the agency has reclassified the application as a prior approval supplemental application which will significantly delay the commercialization.

The reclassification of the Company’s application as a prior approval supplemental application is expected to have a material and detrimental effect on the Company’s future operations as well as its ability to operate in the future.

A Current Report on Form 8-K was filed with the SEC on June 7, 2011, such filing being herein incorporated by this reference.

Manufacturing and Supply Agreement with Mikah Pharma
On June 1, 2011, Elite Pharmaceuticals Inc. (“Elite”) executed a Manufacturing and Supply Agreement (the “Agreement”) with Mikah Pharma, LLC (“Mikah”) to undertake and perform certain services relating to two generic products: Isradipine Capsules USP, 2.5 mg and 5 mg and Phendimetrazine Tartrate Tablets USP, 35 mg (the “Products”), including (a) developing and preparing the documentation required for the transfer of the manufacturing process to Elite’s facility and the appropriate regulatory filing for the ANDA, and (b) manufacturing finished dosage forms appropriate for commercial sale, marketing and distribution in the United States of America, its territories, possessions, and commonwealths in accordance with the requirements of this Agreement; Elite shall perform, at its sole cost and expense, all Technology Transfer, validation and qualification services (including: equipment, methods and facility qualification), validation and stability services required by Applicable Laws to commence manufacturing the Products for commercial sale by Mikah or its designees in accordance with the terms of this Agreement. During the term of this Agreement and subject to the provisions herein, Mikah shall purchase from Elite and Elite agrees to manufacture and supply solely and exclusively to Mikah, such Product as Mikah may order from time to time pursuant to this Agreement. Mikah will compensate Elite at an agreed upon transfer price for the manufacturing and packaging of the Products. For the Isradipine product, Elite will also receive a 10% royalty on net profits of the finished Product. The payment is to be calculated and paid quarterly. Elite will also receive a onetime milestone payment for each Product for the work associated with the Technology transfer. The milestone payment shall be made upon the successful manufacturing and testing of the exhibit batch.

The Manufacturing and Supply Agreement has a term of five (5) years and shall automatically renew for additional periods of one (1) year unless Mikah provides written notice of termination to Elite at least six (6) months prior to the expiration of the Term or any Renewal Term.

A Current Report on Form 8-K was filed with the SEC on June 7, 2011, such filing being herein incorporated by this reference.

Manufacturing and Supply Agreement with ThePharmaNetwork
On June 29, 2011 the Company announced that it has entered into a commercial Manufacturing and Supply Agreement with ThePharmaNetwork, LLC, and its wholly owned subsidiary, Ascend Laboratories, LLC (together "TPN").  Under the terms of the agreement, Elite will perform manufacturing and packaging for TPN’s Methadone Hydrochloride, 10 mg tablets.

Elite will be compensated at an agreed upon price for the manufacturing and packaging of the products.

A Current Report on Form 8-K was filed with the SEC on June 29, 2011, such filing being herein incorporated by this reference.  Please also refer to exhibit 10.71 to this annual report on Form 10-K.