Form 10-Q
period 2011-06-30
ELITE PHARMACEUTICALS INC /DE/
filed 2011-08-15
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 10, 2011 the issuer had outstanding 247,112,408 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	March 31, 2011 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,759,451	$1,825,858
Accounts receivable (net of allowance for doubtful accounts of -0-)	513,532	571,667
Inventories (net of reserve of $942,337 and $494,425, respectively)	312,025	616,362
Prepaid expenses and other current assets	87,694	133,472

Total Current Assets	2,672,702	3,147,359

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,311,020 and $3,838,297, respectively	4,231,512	4,118,274

INTANGIBLE ASSETS – net of accumulated amortization of $-0- and $-0-, respectively	607,928	597,556

OTHER ASSETS
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposits	28,377	28,377
Restricted cash – debt service for EDA bonds	348,367	291,420
EDA bond offering costs, net of accumulated amortization of $82,431 and $68,300, respectively	272,021	275,554

Total Other Assets	3,978,087	3,924,673

TOTAL ASSETS	$11,490,229	$11,787,862

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	March 31, 2011 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
EDA bonds payable	$3,385,000	$3,385,000
Short term loans and current portion of long-term debt	13,528	13,105
Accounts payable and accrued expenses	1,071,097	935,797
Customer Deposits	—	39,400
Deferred revenues – current	13,333	13,333
Preferred share derivative interest payable	142,805	282,680

Total Current Liabilities	4,625,763	4,669,315

LONG TERM LIABILITIES
Deferred revenues	175,557	178,890
Other long term liabilities	75,129	75,463
Derivative liability – preferred shares	21,329,402	14,192,329
Derivative liability – warrants	24,126,576	10,543,145

Total Long Term Liabilities	45,706,664	24,989,827

TOTAL LIABILITIES	50,332,427	29,659,142

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 355,516,558 shares Issued and outstanding – 243,363,531 shares and 180,545,657 shares, respectively	243,364	180,546

Additional paid-in-capital	106,815,734	97,116,044

Accumulated deficit	(145,594,455)	(114,861,029)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(38,842,198)	(17,871,280)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,490,229	$11,787,862

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	THREE MONTHS ENDED JUNE 30,
	2011	2010
REVENUES
Manufacturing Fees	$599,439	$567,069
Royalties and License Fees	310,031	181,034
Lab and Product Development Fee Revenues	80,506	83,817

Total Revenues	989,976	831,920

COSTS OF REVENUES	425,368	411,671

Gross Profit	564,608	420,249

OPERATING EXPENSES
Research and Development	445,497	165,008
General and Administrative	324,596	258,321
Non-cash compensation through issuance of stock options	6,113	15,358
Depreciation and Amortization	124,934	78,331

Total Operating Expenses	901,140	517,018

LOSS FROM OPERATIONS	(336,532)	(96,769)

OTHER INCOME / (EXPENSES)
Interest expense, net	(57,370)	(58,069)
Change in fair value of warrant derivatives	(13,583,430)	1,823,701
Change in fair value of preferred share derivatives	(16,610,788)	(6,074,338)
Interest expense attributable to preferred share derivatives	(142,806)	(363,919)

Total Other Expenses	(30,394,394)	(4,672,625)

LOSS BEFORE PROVISION FOR INCOME TAXES	(30,730,926)	(4,769,394)

PROVISION FOR INCOME TAXES	2,500	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(30,733,426)	$(4,769,394)

NET LOSS PER SHARE
Basic	$(0.13)	$(0.05)
Diluted	$(0.13)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Diluted	232,003,497	87,094,071

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance at Mar 31, 2011	180,545,657	$180,546	$97,116,044	100,000	$(306,841)	$(114,861,029)	$(17,871,280)

Net Loss						(30,733,426)	(30,733,426)

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	4,775,017	4,775	277,905				282,680

Conversion of Series D Preferred Shares into Common Shares	58,042,857	58,043	9,415,672				9,473,715

Non-cash compensation through the issuance of stock options			6,113				6,113

Balance at June 30, 2011	243,363,531	$243,364	$106,815,734	100,000	$(306,841)	$(145,594,455)	$(38,842,198)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	THREE MONTHS ENDED JUNE 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(30,733,426)	$(4,769,394)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	124,934	121,344
Change in fair value of warrant derivative liability	13,583,430	(1,823,701)
Change in fair value of preferred share derivative liability	16,610,788	6,074,338
Preferred share derivative interest satisfied by the issuance of common stock	282,680	306,440
Non-cash compensation satisfied by the issuance of common stock and options	6,113	15,358
Other		208
Non-cash rent expense	2,895	—
Non-cash lease accretion	312	—

Changes in Assets and Liabilities
Accounts receivable	58,135	140,111
Inventories	304,337	74,849
Prepaid and other current assets	45,778	44,168
Security deposits	—	(13,126)
Accounts payable, accrued expenses and other current liabilities	135,722	(120,444)
Deferred revenues and Customer deposits	(42,733)	—
Derivative interest payable	(139,875)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	239,089	50,151

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(29,844)	(12,082)
Cost of leasehold improvements	(204,794)	—
Costs incurred for intellectual property assets	(10,372)	(166,714)
Deposits to restricted cash, net	(56,947)	(56,541)
NET CASH USED IN INVESTING ACTIVITIES	(301,956)	(235,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Other loan payments	(3,540)	(3,117)

NET CASH USED IN FINANCING ACTIVITIES	(3,540)	(3,117)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(66,407)	(188,303)

CASH AND CASH EQUIVALENTS – beginning of period	1,825,858	578,187
CASH AND CASH EQUIVALENTS – end of period	$1,759,451	$389,884

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	423	690
Cash paid for taxes	2,500	—

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

NOTE 1 -	BASIS OF PRESENTATION AND LIQUIDITY
The information in this quarterly report on Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the “Company”) for the three months ended June 30, 2011 and 2010.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted for interim financial statement presentation.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

The financial results for the interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.  There have been no changes in significant accounting policies since March 31, 2011.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2012; therefore a current provision for income tax was not established for the three months ended June 30, 2011. Only the minimum liability required for state corporation taxes was considered.

The accompanying unaudited condensed consolidated financial statements were prepared on the assumption that the Company will continue as a going concern.  As of June 30, 2011, the Company had a working capital deficit of $2.0 million, losses from operations totaling $0.3 million for the three months ended June 30, 2011, other expenses totaling $30.4 million for the three months ended June 30, 2011 and net loss of $30.7 million for the three months ended June 30, 2011.

Please note that revenues and operating profits for the foreseeable future are expected to be significantly and adversely effected by the U.S. Food and Drug Administration’s (“US-FDA”) removal of the Lodrane® product line from the market.  The Lodrane® products, which constituted approximately 97% of the Company’s revenues in the periods immediately preceding the quarter ended June 30, 2011, were included on a list of approximately 500 cough/cold and allergy products which are being removed from the U.S. market pursuant to a directive from the US-FDA.  Please refer to the Current Report on Form 8-K filed with the SEC on March 4, 2011 and the Annual Report on Form 10-K filed with the SEC on June 29, 2011 for further details, such filings being herein incorporated by reference.

In addition, the Company has received Notice of Default from the Trustee of the NJED Bonds as a result of the utilization of the debt service reserve being used to pay semi-annual interest payments due on September 1st and March 1st of each year.  The debt service reserve was first used to make such semi-annual interest payment on September 1, 2009 and has been utilized for all semi-annual interest payments due since September 1, 2009, 4 separate interest payments, totaling $460k.  The debt service reserve was utilized to make such payments as a result of the Company’s not having sufficient funds available to make such payments when due.

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

Please refer to Note 5 to our financial statements for a more detailed discussion of the NJEDA Bonds and Notice of Default.  Please also note that the working capital deficit of $2.0 million as of June 30, 2011, includes the entire principal amount due in relation to the NJEDA Bonds.  This amount, totaling $3.4 million was first classified as a current liability as of March 31, 2010, due to the Notice of Default received from the Trustee in relation to the NJEDA Bonds.

As of June 30, 2011, we had cash reserves of $1.8 million.  The completion of all transactions contemplated by the Epic Strategic Alliance agreement is expected to provide additional funds to permit us to continue development our product pipeline.  Despite the successful completion of the initial, second and third closings of the Epic Strategic Alliance Agreement, and the first three of a total of twelve quarterly payments of $62,500 each, there can be no assurances that we will be able to consummate the remaining nine quarterly payments due under the Epic Strategic Alliance Agreement.  If such transactions are consummated, we will receive additional cash proceeds of $0.5625 million.  Even if we were to receive the remaining nine quarterly payments due pursuant to the Epic Strategic Alliance Agreement, we still may be required to seek additional capital in the future and there can be no assurances that we will be able to obtain such additional capital on favorable terms, if at all. For additional information regarding the Epic Strategic Alliance Agreement, please see our disclosures under “Epic Strategic Alliance Agreement” in Item 7 of Part II of our Annual Report on Form 10-K, and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009, June 5, 2009, July 1, 2010 and June 29, 2011, which disclosures are incorporated herein by reference.

Furthermore, with regards to our product pipeline, please note that significant delays in the commercialization of Hydromorphone 8mg and Naltrexone 50mg are expected as a result of the a recent notification received from the U.S. Food and Drug Administration (“US-FDA”) reclassifying to a Prior Approval Supplement, the Company’s Changes Being Effected in 30 Days Supplement (“CBE-30”) related to a change the manufacturing and packaging site of Hydromorphone 8mg.  Please refer to the current report on Form 8-K filed with the SEC on June 6, 2011 and Annual Report on Form 10-K filed with the SEC on June 29, 2011 for further details, with such filings being herein incorporated by reference.

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued (please see note 12).

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

As of June 30, 2011, the following costs were recorded as intangible assets on the Company’s balance sheet:

Intangible assets at March 31, 2011 (audited)
Patent application costs	147,556
ANDA acquisitions	450,000
Total Intangible Assets at March 31, 2011 (audited)	597,556

Intangible asset costs capitalized during the three months ended June 30, 2011
Patent application costs	10,372
ANDA acquisition costs	—

Amortization of intangible assets during the three months ended June 30, 2011
Patent application costs	—
ANDA acquisition costs	—

Intangible assets at June 30, 2011 (unaudited)
Patent application costs	157,928
ANDA acquisitions costs	450,000
Total Intangible Assets at June 30, 2011 (unaudited)	607,928

The costs incurred in patent applications totaling $10,372 for the three months ended June 30, 2011, were related to our abuse resistant and extended release opioid product lines.  The Company is continuing its efforts to achieve approval of such patents.  Additional costs incurred in relation to such patent applications will be capitalized as intangible assets, with amortization of such costs to commence upon approval of the patents.

NOTE 5 -	NJEDA BONDS

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of June 30, 2011, all of the proceeds were utilized by the Company for such stated purposes.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $3,533 for the three months ended June 30, 2011.

The NJEDA Bonds require the Company to make an annual principal payment on September 1st of varying amounts as specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal at the applicable rate for the semi-annual period just ended.

The interest payments due on September 1, 2009, March 1, 2010, September 1, 2010, and March 1, 2011 totaling $120,775, $113,075, $113,075 and $113,075, respectively were paid from the debt service reserve held in the restricted cash account, due to the Company not having sufficient funds to make such payments when due.

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

The Company does not expect to have sufficient available funds to make the interest payment of $113,075 due on September 1, 2011.  The Company also does not expect to have sufficient available funds as of September 1, 2011, to make principal payments, totaIing $470,000, and consisting of $245,000 due on September 1, 2011 and $225,000 which was due on September 1, 2010 and not paid.

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

NOTE 6 -	PREFERRED STOCK DERIVATIVE LIABILITIES

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

Preferred Stock Derivative Liability as of June 30, 2011
	Series B	Series C	Series D	Series E	Total
Preferred shares Outstanding	896	5,418	—	3,062.5	9,376.5

Underlying common shares into which Preferred may convert	574,076	3,365,217	—	121,527,778	125,467,071

Closing price on valuation date	$0.17	$0.17	n/a	$0.17	$0.17

Preferred stock derivative liability at June 30, 2011	$97,593	$572,087	$—	$20,659,722	$21,329,402

Preferred stock derivative liability at March 31, 2011	$56,961	$333,906	$4,527,343	$9,274,119	$14,192,329

Change in preferred stock derivative liability for the three months ended June 30, 2011					$(16,610,788)

Warrant Derivative Liabilities
The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

June 30 2011
Risk-Free interest rate	0.3% - 2.5%
Expected volatility	153% - 217%
Expected life (in years)	0.0 – 6.8
Expected dividend yield	—
Number of warrants	154,334,659

Fair value – Warrant Derivative Liability	$24,126,576

Change in warrant derivative liability for the three months ended	$(13,583,430)

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

Preferred share derivative interest payable as of June 30, 2011 consisted of $142,805 in derivative interest accrued and owing as of June 30, 2011.  The full amount of derivative interest payable as of June 30, 2011, was paid via the issuance of 952,686 shares of common stock in July 2011.

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

This property requires significant leasehold improvements and qualification as a prerequisite to achieving suitability for such intended future use. Approximately 3,500 square feet of this property is being used for the storage of pharmaceutical finished goods, raw materials, equipment and documents.  The property is currently not being used for manufacturing, packaging and distribution activities.

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

Minimum 5 year payments* for the leasing of 15,000 square feet at 135 Ludlow are as follows:

Fiscal year ended March 31, 2012	79,248
Fiscal year ended March 31, 2013	81,228
Fiscal year ended March 31, 2014	83,259
Fiscal year ended March 31, 2015	85,344
Fiscal year ended March 31, 2016	87,363
Total Minimum 5 year lease payments	$416,442

* Minimum lease payments are exclusive of additional expenses related to certain expenses incurred in the operation and maintenance of the premises, including, without limitation, real estate taxes and common area charges which may be due under the terms and conditions of the lease, but which are not quantifiable at the time of filing of this quarterly report on Form 10-Q.

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

Three Months Ended June 30, 2010
Rent Expense	$22,584

Change in deferred rent liability	2,895
Balance of deferred rent liability (long-term liability)	50,960

NOTE 9 -	DEFERRED REVENUES
Deferred revenues totaling $188,890 represents the unamortized amount of a $200,000 advance payment received for a licensing agreement with a fifteen year term beginning in September 2010 and ending in August 2025.  The advance payment was recorded as deferred revenue when received and is earned, on a straight line basis over the fifteen year life of the license.  The current portion of deferred revenues, totaling $13,333 represents the revenue that will be recognized over the 12 months immediately subsequent to June 30, 2011.  The long term portion of deferred revenues, totaling $175,557, represents the revenue that will be recognized during the period that begins more than twelve months subsequent to June 30, 2011.    Please refer to exhibit 10.9 of the quarterly report on form 10-Q filed on November 15, 2010 for further details  on the Precision Dose Manufacturing Agreement, with such exhibit being herein incorporated by this reference.

NOTE 10 -	STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended June 30, 2011, the Company issued a total of 62,817,874 shares of Common Stock, with such issuances of Common Stock being summarized as follows:

Description	Shares Of Common Stock
Common shares issued in lieu of cash in payment of preferred share derivative interest expenses totaling $282,680 which were due and owing as of March 31, 2011 to holders of the Company’s Series B, Series C and Series D Preferred Share derivative instruments	4,775,017

Common shares issued pursuant to the conversion of Series D Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $9,473,715 at the time of their conversion	58,042,857

Total Common Shares issued during the three months ended June 30, 2011	62,817,874

Options

At June 30, 2011, the Company had 1,960,604 options fully vested and outstanding with exercise prices ranging from $0.06 to $3.00 per share; each option representing the right to purchase one share of common stock.  In addition, there are 1,096,396 options issued pursuant to the Company’s 2004 Stock Option Plan which are outstanding and not vested, with exercise prices ranging from $0.06 to $2.50 per share.  These options are scheduled to vest in equal annual increments on January 18, 2012 and 2013 or upon the occurrence of certain defined events and require that employees awarded such options be employed by the Company on  the vesting date.

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

For the Three Months Ended June 30, 2011
Numerator
Net Loss attributable to common shareholders	$(30,733,426)

Denominator
Weighted-average shares of common stock outstanding - basic	232,003,497

Dilutive effect of stock options, warrants and convertible securities	—

Weighted-average shares of common stock outstanding - diluted	232,003,497

Net loss per share
Basic	$(0.13)
Diluted	$(0.13)

NOTE 12 -	SUBSEQUENT EVENTS

Common shares issued in lieu of cash in payment of derivative interest expense
Derivative interest expense related to the Preferred Share derivatives due and payable as of June 30, 2011 were paid during July 2011 through the issuance of 952,686 shares of common stock.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2011
COMPARED TO THE
THREE MONTH PERIOD ENDED JUNE 30, 2010
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

We have also purchased two approved generic products: a generic hydromorphone product and a generic naltrexone product.  The manufacturing process for both such generic products from the previous ANDA holders to our facilities in Northvale, New Jersey (the “Northvale Facility”), is currently on-going.  The transfer to the Northvale Facility of the manufacturing process for generic hydromorphone was, however, significantly delayed, as a result of the Company being notified by the US-FDA  of its reclassification of our CBE-30 supplement to a prior approval supplement.  A similar significant delay in the transfer of the manufacturing process of generic Naltrexone to the Northvale Facility is expected, as such transfer includes factors similar to those cited by the US-FDA as the reason for its reclassification of our CBE-30 supplement to a prior approval supplement.  The transfer of the manufacturing processes of generic hydromorphone and naltrexone are prerequisites to the commercial launch of each generic product.  The commercial launch of these generic products are material events to the Company and any delays in the launch of either or both of these generic products has a significant and adverse effect on the Company’s operation and results.  A current report on Form 8-K was filed with the SEC on June 6, 2011 related to the reclassification of the Company’s CBE-30 supplement filed with FDA for the transfer of the manufacturing process of generic hydromorphone,  with such filing being herein incorporated by reference.

Elite also executed a license agreement with Precision Dose, Inc. (the “Precision Dose Agreement”) and a manufacturing agreement with The PharmaNetwork LLC (the “TPN Agreement”).  The Precision Dose Agreement provides for the marketing and distribution, in the United States, Puerto Rico and Canada, of Phentermine 37.5mg tablets, generic hydromorphone, generic naltrexone and certain additional products and dosage strengths that have or will be filed for approval with the US-FDA.  Phentermine 37.5mg tablets were launched in April 2011 and are currently the only products included in the Precision Dose Agreement which are approved by the US-FDA.  The TPN Agreement, executed on June 23, 2011, provides for the manufacture and packaging by the Company of The PharmaNetwork’s Methadone Hydrochloride, 10mg tablets (“Methadone 10mg”), with the Methadone 10mg to be marketed by TPN’s wholly owned subsidiary, Ascend Laboratories, LLC.  The US-FDA has approved the manufacturing of Methadone 10mg at the Northvale Facility and commercial launch of this product is expected during this fiscal year.

Elite has an undisclosed generic product filed with the US-FDA that we are awaiting review.  This product is licensed to TAGI.  One of the undisclosed generic products worked on under the Epic Strategic Alliance Agreement has also been filed with the US-FDA.

The Company also has a pipeline of additional generic drug candidates under active development.

Additionally, the Company is developing ELI-216, an abuse resistant oxycodone product, and ELI-154, a once-daily oxycodone product.

The Northvale Facility operates under Current Good Manufacturing Practice (“cGMP”) and is a United States Drug Enforcement Agency (“DEA”) registered facility for research, development and manufacturing.

Strategy
Elite is focusing its efforts on the following areas: (i) development of Elite’s pain management products, (ii) set up and launch of approved generic products; (iii) the development of the other products in our pipeline including the eight products pursuant to the Epic Strategic Alliance Agreement; (iv) commercial exploitation of our products either by license and the collection of royalties, or through the manufacture of our formulations, and (v) development of new products and the expansion of our licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

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

Commercial Products
On April 7, 2011, Elite Pharmaceuticals, Inc. announced that the company made the initial shipment of phentermine HCl 37.5 mg  tablets  to TAGI.  This triggered a milestone payment under the Precision Dose Agreement.  Phentermine 37.5mg tablets is now a commercial product being distributed by our partner, TAGI and it is currently the Company’s only commercial product.

A Current Report on form 8-K was filed on April 7, 2011 in relation to this announcement, such filing being incorporated herein by this reference.  Please also refer to the Current Report on Form 8-K filed with SEC on September 10, 2010 and Quarterly Report on Form 10-Q, filed with SEC on November 15, 2010 for further details on the Precision Dose Agreement, such filings being herein incorporated by reference.

Elite’s revenue derived from phentermine 37.5mg tablets during the three months ended June 30, 2011 was approximately $254k, with such amount including a $145k milestone payment triggered by the first shipment of the product, $97k in manufacturing revenues and $12k in royalties paid pursuant to the Precision Dose Agreement.

Approved Products
Elite is the owner of the following approved Abbreviated New Drug Applications (“ANDA”):
•	Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)
•	Hydromorphone HCl 8mg tablets (“Hydromorphone 8mg”)
•	Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)

The ANDA for Phentermine 37.5mg was acquired pursuant to an asset purchase agreement with Epic Pharma LLC (“Epic”) dated September 10, 2010 (the “Phentermine Purchase Agreement”).  Current reports on form 8-K were filed on September 10, 2010 and February 4, 2011 in relation to the Phentermine Purchase Agreement and the Phentermine ANDA, with such filings being incorporated herein by this reference.  Please also refer to exhibit 10.7 of the Quarterly Report on Form 10-Q filed with SEC on November 15, 2010, such filing being incorporated herein by this reference.

Phentermine 37.5mg was commercially launched during April 2011 and is currently being manufactured on a contract basis at Epic until the production process of such product is transferred to the Northvale Facility.  Phentermine 37.5mg is marketed pursuant to the Precision Dose License.  Please refer to the section titled “Commercial Products” above for further details.

The ANDA for Hydromorphone 8mg was acquired pursuant to an asset purchase agreement with Mikah Pharma LLC (the “Hydromorphone Purchase Agreement”).  A current report on Form 8-K was filed with the SEC on May 24, 2010 in relation to the Hydromorphone Purchase Agreement, with such filing being herein incorporated by reference.  For further details on the Hydromorphone Agreement, please refer to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2010, and incorporated herein by reference.

Transfer of the manufacturing process of Hydromorphone 8mg to the Northvale Facility is a prerequisite of the Company’s commercial launch of the product and is currently in process.  However, please note that the completion of such transfer has been significantly delayed as a result of the US-FDA’s reclassification of the Company’s CBE-30 supplement filing to a prior approval supplement filing.  As a result of the delays caused by this reclassification, the Company has recorded an impairment of the Hydromorphone 8mg ANDA in an amount equal to the entire purchase price of the acquisition.  A current report on Form 8-K was filed with the SEC on June 6, 2011 in relation to this issue, with such filing being herein incorporated by reference.  This impairment was recorded and is included in the Company’s audited financial statements as of March 31, 2011 and presented in the Annual Report on Form 10-K filed with the SEC on June 29, 2011.

The ANDA for Naltrexone 50mg was acquired pursuant to an asset purchase agreement with Mikah Pharma LLC (the “Naltrexone Purchase Agreement”).  A current report on form 8-K was filed on August 27, 2010 in relation to this announcement, such filing being incorporated herein by this reference.  Please also refer to exhibit 10.5 of the Quarterly Report on Form 10-Q filed with SEC on November 15, 2010, such filing being incorporated herein by this reference.

Transfer of the manufacturing process of Naltrexone 50mg to the Northvale Facility is a prerequisite of the Company’s commercial launch of the product and is currently in process.  However, please note that the completion of such transfer could be significantly delayed as it included factors similar to those cited by the US-FDA as the reason for its reclassification of the Company’s filings for the transfer of Hydromorphone 8mg.  As a result of these probable delays in the transfer of the manufacturing process of Naltrexone 50mg, the Company has recorded an impairment of the Naltrexone 50mg ANDA in an amount equal to the entire purchase price of the acquisition.  This impairment was recorded and is included in the Company’s audited financial statements as of March 31, 2011 and presented in the Annual Report on Form 10-K filed with the SEC on June 29, 2011.

Discontinued Products - Lodrane 24® and Lodrane 24D®
On March 3, 2011, the U.S. Food and Drug Administration (“US-FDA”) announced its intention to remove approximately 500 cough/cold and allergy related products from the U.S. market. The once daily allergy products manufactured by Elite, Lodrane 24® and Lodrane 24D® (the “Lodrane® Products”), were included in the FDA list of 500 products.  After this announcement by the US-FDA, the Company’s customer for the Lodrane® Products cancelled all outstanding orders and manufacturing of the Lodrane® Products has ceased.  The shipments made during the quarter ended June 30, 2011 consisted solely of quantities that were in production at the time ECR cancelled all outstanding orders.

A Current Report on Form 8-K was filed with the SEC on March 4, 2011 in relation to this announcement by the US-FDA, such filing being herein incorporated by reference.

ECR (the owner and marketer of the Lodrane® Products) has initiated a formal approval process with the FDA in 2010 regarding the Lodrane® Products and issued a press release on March 3, 2011 stating that they will continue to actively pursue approval for the Lodrane® Products.  In addition, on April 29, 2011, ECR filed a Petition for Review with the United States Court of Appeals for the District of Columbia, petitioning such court to review and set aside the final order of the US-FDA with relation to the Lodrane® Products.

The Lodrane® Products were co-developed with our partner, ECR Pharmaceuticals (“ECR”) and the Company was receiving revenues from the manufacture of the Lodrane® Products and laboratory stability study services, as well as royalties on in-market sales.

During the three months ended June 30, 2011, Elite made its final shipments of the Lodrane® Products.  Elite’s revenues for the manufacturing these products for the quarters ended June 30, 2011 and 2010 were $252k and $567k, respectively.  In addition, the Company sold to ECR, at cost without markup, all raw materials related to the manufacture of the Lodrane® Products which remained in stock subsequent to the final shipment of the Lodrane® Products.  Revenues from the sale of these raw materials totaled approximately $221k.  As manufacturing of the Lodrane® Products has ceased, there will be no further manufacturing revenues derived from the Lodrane® Products until such products receive the necessary approvals from the US-FDA.  Please note that there can be no assurances that such approvals will be granted or that future manufacturing revenues will be earned by the Company from the manufacture of the Lodrane® Products, should such approvals be granted by the US-FDA.

Royalties on in-market sales of the Lodrane® Products earned during the three months ended June 30, 2011 and 2010 were $150k and $181k, respectively.  While manufacturing of the Lodrane® Products  has ceased, the sale of such products in the US market are still permitted by the US-FDA until August 30, 2011.  The Company will accordingly continue to earn royalties on any in-market sales that occur up to that date.  Such royalties are expected to be significantly less than royalty amounts earned in prior periods.

Revenues from contract laboratory services for the three months ended June 30, 2011 and 2010 were $51k and $84k, respectively.   Contract laboratory services for the Lodrane® Products will continue, on a residual basis, through the fiscal year ended March 31, 2012, as such services consist of stability studies that must be performed over certain defined time periods.  These revenues are expected to be significantly less than laboratory service revenues earned in prior periods.

Contract Manufacturing of Isradipine and Phendimetrazine
On June 1, 2011, Elite Pharmaceuticals Inc. (“Elite”) executed a Manufacturing and Supply Agreement (the “Isradipine/ Phendimetrazine Agreement”) with Mikah Pharma, LLC (“Mikah”) to undertake and perform certain services relating to two generic products: Isradipine Capsules USP, 2.5 mg and 5 mg (“Isradipine”) and Phendimetrazine Tartrate Tablets USP, 35 mg (“Phendimetrazine”), including (a) developing and preparing the documentation required for the transfer of the manufacturing process to Elite’s facility and the appropriate regulatory filing for the ANDA, and (b) manufacturing finished dosage forms appropriate for commercial sale, marketing and distribution in the United States of America, its territories, possessions, and commonwealths in accordance with the requirements of the Isradipine/ Phendimetrazine Agreement; Elite shall perform, at its sole cost and expense, all Technology Transfer, validation and qualification services (including: equipment, methods and facility qualification), validation and stability services required by Applicable Laws to commence manufacturing Isradipine and Phendimetrazine for commercial sale by Mikah or its designees in accordance with the terms of the Isradipine/ Phendimetrazine Agreement. During the term of the Isradipine/ Phendimetrazine Agreement and subject to the provisions herein, Mikah shall purchase from Elite and Elite agrees to manufacture and supply solely and exclusively to Mikah, such Isradipine and Phendimetrazine as Mikah may order from time to time pursuant to the Isradipine/ Phendimetrazine Agreement. Mikah will compensate Elite at an agreed upon transfer price for the manufacturing and packaging of Isradipine and Phendimetrazine. For the Isradipine product, Elite will also receive a 10% royalty on net profits of the finished Product. The payment is to be calculated and paid quarterly. Elite will also receive a onetime milestone payment for each Product for the work associated with the Technology transfer. The milestone payment shall be made upon the successful manufacturing and testing of the exhibit batch. The Isradipine/ Phendimetrazine Agreement has a term of five (5) years and shall automatically renew for additional periods of one (1) year unless Mikah provides written notice of termination to Elite at least six (6) months prior to the expiration of the Term or any Renewal Term. Transfer of the manufacturing site to the Northvale Facility, a prerequisite of commercial launch of Isradipine and Phendimetrazine is currently in progress.

A Current Report on Form 8-K was filed on June 7, 2011 in relation to this announcement, such filing being herein incorporated by this reference.

No revenues were earned by the Company in relation to the Isradipine/Phendimetrazine Agreement during the three months ended June 30, 2011.

Contract Manufacturing of Methadone
On June 29, 2011, Elite Pharmaceuticals, Inc. announced that it entered into a commercial manufacturing and supply agreement with ThePharmaNetwork, LLC and its wholly owned subsidiary, Ascend Laboratories LLC (together “TPN”). Under the terms of the agreement, Elite will perform manufacturing and packaging for TPN’s Methadone Hydrochloride, 10mg tablets. The US-FDA has approved the manufacturing of Methadone 10mg at the Northvale Facility and commercial launch of this product is expected during this fiscal year.

A Current Report on Form 8-K was filed on June 29, 2011 in relation to this announcement, such filing being herein incorporated by this reference.

No revenues were earned by the Company in relation to this contract manufacturing agreement with TPN during the three months ended June 30, 2011.

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

For additional information regarding the Epic Strategic Alliance Agreement, please see our disclosures under “Epic Strategic Alliance Agreement” in Item 7 of Part II of the Annual Report on Form 10-K, and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009 and June 5, 2009, which are incorporated herein by reference.
Product Development Agreements
Elite is currently performing services pursuant to product development agreements with the following:
•	Mikah Pharma LLC (the “Mikah Development Agreement”)
•	Hi-Tech Pharmacal Co. (the “Hi-Tech Development Agreement”)

For further details on the Mikah Development Agreement, please refer to the current report on Form 8-K filed with the SEC on September 1, 2010 and exhibit 10.63 of the Annual Report on Form 10-K filed with the SEC on June 29, 2011, such filings being herein incorporated by reference.

No revenues were earned by the Company in relation to the Mikah Development Agreement during the three months ended June 30, 2011.

For further details on the Hi-Tech Development Agreement, please refer to the current report on Form 8-K filed with the SEC on January 4, 2011 and exhibit 10.68 of the Annual Report on Form 10-K filed with the SEC on June 29, 2011, such filings being herein incorporated by reference.

Revenues totaling $28,907 were earned by the Company in relation to the Hi-Tech Development Agreement during the three months ended June 30, 2011.

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

Results of Consolidated Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Our revenues for the three months ended June 30, 2011 were $990k an increase of $158k or approximately 19% over revenues for the comparable period of the prior year, and consisted of $599k in manufacturing fees, $81k in lab and product development fees and $310k in royalties and license fees. Revenues for the three months ended June 30, 2010, consisted of $567k in manufacturing fees, $84k in lab and product development fees, and $181k in royalties and license fees. Manufacturing fees increased by approximately 6% due to the one time sale to ECR, at cost and without markup, of all raw materials related to manufacture of the Lodrane® Products remaining in stock subsequent to the final shipment of these discontinued products. Lab and product development fees decreased by approximately 4% due to the discontinuance of the Lodrane® Products, offset by product development fees earned from the Hi-Tech Development Agreement. Royalties and license fees increased by 71% due to the milestone payment of $145k being earned upon the initial shipment of Phentermine 37.5mg, pursuant to the Precision Dose Agreement.

Research and development costs for the three months ended June 30, 2011 were $445k, an increase of $280k or approximately 170% from $165k of such costs for the comparable period of the prior year. The increase was primarily due to the shifting of personnel and operational resources from commercial manufacturing to product development as a result of the discontinuance of the Lodrane® Products.

General and administrative expenses for the three months ended June 30, 2011, were $325k, an increase of $66k, or approximately 26% from $258k of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to overhead costs related to excess capacity at the Northvale Facility which has resulted from the discontinuance of the Lodrane® Products, increased real estate taxes at the Northvale Facility and increased legal fees related to the conversion of Series D Preferred Shares to Common Shares and preparation of the preliminary proxy statement which was filed in July 2011.

Depreciation and amortization for the three months ended June 30, 2011 was $125k, an increase of $47k, or approximately 59%, from $78k for the comparable period of the prior year. The increase was primarily due to depreciation expense related to excess capacity at the Northvale Facility which has resulted from the discontinuance of the Lodrane® Products.

Non-cash compensation through the issuance of stock options and warrants for the three months ended June 30, 2011 was $6k, a decrease of $9k, or approximately 60% from $15k for the comparable period of the prior year. The decrease was due to the timing of the amortization schedule established at the time of issuance of the related stock options and warrants.

As a result of the foregoing, our loss from operations for the three months ended June 30, 2011 was $336k, compared to a loss from operations of $97k for the three months ended June 30, 2010.

Other expenses for the three months ended June 30, 2011 were $30,394k, an increase in other expenses of $25,722k from the net other expenses of $4,673k for the comparable period of the prior year. The increase in other expenses was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the quarter ended June 30, 2011 totaling $30,194k, as compared to a net derivative expense of $4,251k for the comparable period of the prior year. Please note that derivative income/(expenses) are most significantly determined by the closing price of the Company’s Common Stock as of the end of each annual or quarterly reporting period, with incomes being generated by decreases in such closing price and expenses being incurred by increases in such closing price. The closing price of the Company’s Common Stock as of June 30, 2011 was $0.17, as compared to a closing price of $0.086 as of March 31, 2011. This significant rise in the closing price of the Company’s Common Stock was a significant factor in the derivative expenses incurred during the quarter ended June 30, 2011.

As a result of the foregoing, our net loss for the three months ended June 30, 2011 was $30,733k, compared to a net loss of $4,769k for the three months ended June 30, 2010.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), decreased to a deficit of $2.0 million as of June 30, 2011 from a working capital deficit of $1.5 million as of March 31, 2011, primarily due to our net loss from operations, exclusive of non-cash charges. In addition, it should be noted that current liabilities includes the entire principal amount due on the Company’s NJEDA Bonds Payable. This amount, totaling $3.4 million has been classified as a current liability as a result of the Company receiving a notice of default from the Trustee of the NJ-EDA Bonds. Please refer to Note 5 to our financial statements and Item 3 of this current report on Form 10-Q for further details.

We achieved a positive cash flow from operations of $239k for the three months ended June 30, 2011, primarily due to our net loss from continuing operations of $30,733k, offset by non-cash charges totaling $30,611k, which included, without limitation, depreciation and amortization of $125k, expense from the change in fair value of derivative liabilities of $30,194k, derivative interest payments satisfied through the issuance of common shares in lieu of cash of $283k, non cash compensation satisfied by the issuance of common stock and options of $6k, decreases in inventories of $304k, decreases in accounts receivable of $58k and increases in accounts payable and other current liabilities of $136k.

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations

As of June 30, 2011, the Company had a working capital deficit of $2.0 million, losses from operations totaling $0.3 million for the three months ended June 30, 2011, other expenses totaling $30.4 million for the three months ended and a net loss of $30.7 million for the three months ended June 30, 2011. Please note that the Company’s other income/(expenses) are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2012.

Revenues and operating profits for the foreseeable future are expected to be significantly and adversely effected by the U.S. Food and Drug Administration’s (“US-FDA”) removal of the Lodrane® product line from the market. The Lodrane® products, which constituted approximately 97% of the Company’s revenues in the periods immediately preceding the quarter ended June 30, 2011, were included on a list of approximately 500 cough/cold and allergy products which are being removed from the U.S. market pursuant to a directive from the US-FDA. Please refer to the Current Report on Form 8-K filed with the SEC on March 4, 2011 and the Annual Report on Form 10-K filed with the SEC on June 29, 2011 for further details, such filings being herein incorporated by reference.

In addition, the Company has received Notice of Default from the Trustee of the NJEDA Bonds as a result of the utilization of the debt service reserve being used to pay interest payments due on September 1, 2009, March 1, 2010, September 1, 2010 and March 1, 2011, totaling $121k, $113k, $113k and $113k, respectively, and principal payments due on September 1, 2009 totaling $210k. The debt service reserve was utilized to make such payments as a result of the Company’s not having sufficient funds available to make such payments when due.

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

As of June 30, 2011, we had cash reserves of $1.8 million. The completion of all transactions contemplated by the Epic Strategic Alliance agreement is expected to provide additional funds to permit us to continue development our product pipeline. Despite the successful completion of the initial, second and third closings of the Epic Strategic Alliance Agreement, and the first three of a total of twelve quarterly payments of $62,500 each, there can be no assurances that we will be able to consummate the remaining nine quarterly payments due under the Epic Strategic Alliance Agreement. If such transactions are consummated, we will receive additional cash proceeds of $0.5625 million. Even if we were to receive the remaining nine quarterly payments due pursuant to the Epic Strategic Alliance Agreement, we still may be required to seek additional capital in the future and there can be no assurances that we will be able to obtain such additional capital on favorable terms, if at all. For additional information regarding the Epic Strategic Alliance Agreement, please see our disclosures under “Epic Strategic Alliance Agreement” in Item 7 of Part II of our Annual Report on Form 10-K, and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009, June 5, 2009, July 1, 2010 and June 29, 2011, which disclosures are incorporated herein by reference.

Furthermore, with regards to our product pipeline, please note that significant delays in the commercialization of Hydromorphone 8mg and Naltrexone 50mg are expected as a result of the a recent notification received from the U.S. Food and Drug Administration (“US-FDA”) reclassifying to a Prior Approval Supplement, the Company’s Changes Being Effected in 30 Days Supplement (“CBE-30”) related to a change the manufacturing and packaging site of Hydromorphone 8mg. Please refer to the current report on Form 8-K filed with the SEC on June 6, 2011 and Annual Report on Form 10-K filed with the SEC on June 29, 2011 for further details, with such filings being herein incorporated by reference.

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
For the three months ended June 30, 2011, we realized approximately $0.2 million positive cash flow from operating activities. Our working capital deficit at June 30, 2011 was approximately $2.0 million compared with working capital deficit of approximately $1.5 million at June 30, 2010. Please note that the working capital deficits include the entire principal amount due in relation to the NJEDA Bonds. This amount, totaling $3.4 million is classified as a current liability due to the Notice of Default received from the Trustee in relation to the NJEDA Bonds. Please refer to Note 5 to our financial statements and Item 3 of this current report on Form 10-Q for a more detailed discussion of the NJEDA Bonds and Notice of Default.
Cash and cash equivalents at June 30, 2011, were approximately $1.76 million, a decrease of approximately $0.07 million from the approximately $1.83 million at June 30, 2010.

As of June 30, 2011, our principal source of liquidity was approximately $1.76 million of cash and cash equivalents. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants. There can be no assurance that the exercise of outstanding warrants or options will generate or provide sufficient cash.
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

Management has determined that, as of June 30, 2011, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2011, we issued 62,817,874 shares of Common Stock to the holders of our Series B, C and D Preferred Stock. Of this amount, 4,775,017 shares were issued in satisfaction of our obligation to pay $282,680 in dividends earned and/or owing during the quarter ended March 31, 2011, and 58,042,857 shares were issued pursuant to the conversion of Series D Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $9,473,715 at the time of their conversion. We did not receive any proceeds in exchange for the issuance of these securities. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 to issue the common stock The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

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

101
The following materials from Elite Pharmaceuticals’ Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

Date:	August 15, 2011	/s/ Jerry Treppel
Jerry Treppel
Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2011	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)