Form 10-Q
period 2011-09-30
ELITE PHARMACEUTICALS INC /DE/
filed 2011-11-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                                September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period ended                                                 to

Commission File Number: 333-15697

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 31, 2011 the issuer had outstanding 262,124,066 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	March 31, 2011 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,339,078	$1,825,858
Accounts receivable (net of allowance for doubtful accounts of -0-)	252,659	571,667
Inventories (net of reserve of $93,338 and $1,047,456, respectively)	382,239	616,362
Prepaid expenses and other current assets	104,518	133,472

Total Current Assets	2,078,494	3,147,359

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,427,377 and $4,189,618, respectively	4,243,696	4,118,274

INTANGIBLE ASSETS – net of accumulated amortization of $-0- and $-0-, respectively	613,833	597,556

OTHER ASSETS
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposits	13,725	28,377
Restricted cash – debt service for EDA bonds	287,131	291,420
EDA bond offering costs, net of accumulated amortization of $85,964 and $78,898, respectively	268,488	275,554

Total Other Assets	3,898,666	3,924,673

TOTAL ASSETS	$10,834,689	$11,787,862

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	March 31, 2011 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
EDA bonds payable	$3,385,000	$3,385,000
Short term loans and current portion of long-term debt	13,517	13,105
Accounts payable and accrued expenses	937,285	935,797
Customer Deposits	—	39,400
Deferred revenues – current	13,333	13,333
Preferred share derivative interest payable	124,370	282,680

Total Current Liabilities	4,473,505	4,669,315

LONG TERM LIABILITIES
Deferred revenues	172,224	178,890
Other long term liabilities	75,163	75,463
Derivative liability – preferred shares	16,172,177	14,192,329
Derivative liability – warrants	13,629,540	10,543,145

Total Long Term Liabilities	30,049,104	24,989,827

TOTAL LIABILITIES	34,522,609	29,659,142

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 355,516,558 shares Issued and outstanding – 254,779,074 shares and 180,545,657 shares, respectively	254,780	180,546

Additional paid-in-capital	108,039,275	97,116,044

Accumulated deficit	(131,675,134)	(114,861,029)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(23,687,920)	(17,871,280)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,834,689	$11,787,862

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
REVENUES
Manufacturing Fees	$78,294	$767,341	$677,733	$1,334,410
Royalties & Profit Splits	100,069	169,901	410,000	350,935
Lab Fee Revenues	95,769	57,404	176,275	141,221

Total Revenues	274,132	994,646	1,264,108	1,826,566

COSTS OF REVENUES	76,331	565,624	501,700	977,295

Gross Profit	197,801	429,022	762,408	849,271

OPERATING EXPENSES
Research and Development	198,212	150,436	643,709	315,444
General and Administrative	476,897	379,104	801,494	635,345
Non-cash compensation through issuance of stock options	6,113	10,329	12,226	25,687
Depreciation and Amortization	108,181	25,960	233,115	104,291

Total Operating Expenses	789,403	565,829	1,690,544	1,080,767

LOSS FROM OPERATIONS	(591,602)	(136,807)	(928,136)	(231,496)

OTHER INCOME / (EXPENSES)
Interest expense, net	(57,931)	(57,737)	(115,301)	(115,806)
Change in fair value of warrant derivatives	10,497,037	900,047	(3,086,393)	2,723,747
Change in fair value of preferred share derivatives	4,196,187	1,505,333	(12,414,600)	(4,569,005)
Interest expense attributable to preferred share derivatives	(124,370)	(306,440)	(267,175)	(670,359)

Discount in Series E issuance attributable to beneficial conversion features	—	(39,132)	—	(39,132)

Total Other Income / (Expense)	14,510,923	2,002,071	(15,883,469)	(2,670,555)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	13,919,321	1,865,264	(16,811,605)	(2,902,051)

PROVISION FOR INCOME TAXES	—	1,040	2,500	3,120

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$13,919,321	$1,864,224	$(16,814,105)	$(2,905,171)

NET INCOME (LOSS) PER SHARE
Basic	$0.06	$0.02	$(0.07)	$(0.03)
Diluted	$0.03	$0.01	$(0.07)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	248,247,253	92,367,680	240,189,326	89,760,532
Diluted	454,162,476	299,999,783	240,189,326	89,760,532

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance at Mar 31, 2011	180,545,657	$180,546	$97,116,044	100,000	$(306,841)	$(114,861,029)	$(17,871,280)

Net Loss						(16,814,105)	(16,814,105)

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	5,727,703	5,728	419,757				425,485

Conversion of Series B Preferred Shares into Common Shares	660,000	660	71,940				72,600

Conversion of Series C Preferred Shares into Common Shares	6,826,667	6,827	619,707				626,534

Conversion of Series D Preferred Shares into Common Shares	58,042,857	58,043	9,415,672				9,473,715

Conversion of Series E Preferred Shares into Common Shares	2,976,190	2,976	383,929				386,905

Non-cash compensation through the issuance of stock options			12,226				12,226

Balance at September 30, 2011	254,779,074	$254,780	$108,039,275	100,000	$(306,841)	$(131,675,134)	$(23,687,920)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	SIX MONTHS ENDED SEPTEMBER 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(16,814,105)	$(2,905,171)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	244,796	241,626
Change in fair value of warrant derivative liability	3,086,393	(2,723,747)
Change in fair value of preferred share derivative liability	12,414,600	4,569,005
Discount in Series E issuance attributable to embedded beneficial conversion feature		39,132
Preferred share derivative interest satisfied by the issuance of common stock	425,485	670,360
Non-cash compensation satisfied by the issuance of common stock and options	12,226	25,687
Non-cash rent expense	5,791	22,584
Non-cash lease accretion	628	298

Changes in Assets and Liabilities
Accounts receivable	319,008	(36,372)
Inventories	234,123	40,120
Prepaid and other current assets	28,957	30,868
Security deposits	14,652	(13,725)
Accounts payable, accrued expenses and other current liabilities	1,488	195,233
Deferred revenues and Customer deposits	(46,066)	198,889
Derivative interest payable	(158,310)	—
.
NET CASH PROVIDED BY/(USED BY) OPERATING ACTIVITIES	(230,333)	354,788

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(49,784)	(23,779)
Cost of leasehold improvements	(313,367)	(35,610)
Costs incurred for intellectual property assets	(16,276)	(258,464)
Proceeds from sale of retired equipment	—	30,000
Withdrawals from restricted cash, net	4,286	2,420
NET CASH USED IN INVESTING ACTIVITIES	(375,138)	(285,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series E Convertible Preferred Stock	125,000
Other loan payments	(6,305)	(53,689)

NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	118,695	(53,689)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(486,777)	15,666

CASH AND CASH EQUIVALENTS – beginning of period	1,825,858	578,187
CASH AND CASH EQUIVALENTS – end of period	$1,339,078	$593,853

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	113,850	115,524
Cash paid for taxes	2,500	3,120

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-Cash acquisition of Naltrexone ANDA	—	200,000

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 1	-	BASIS OF PRESENTATION AND LIQUIDITY

The information in this quarterly report on Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the “Company”) for the three and six months ended September 30, 2011 and 2010.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted for interim financial statement presentation.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

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

The Company does not anticipate being profitable for the fiscal year ending March 31, 2012; therefore a current provision for income tax was not established for the three and six months ended September 30, 2011. Only the minimum liability required for state corporation taxes was considered.

The accompanying unaudited condensed consolidated financial statements were prepared on the assumption that the Company will continue as a going concern.  As of September 30, 2011, the Company had a working capital deficit of $2.4 million, losses from operations totaling $0.9 million for the six months ended September 30, 2011, other expenses totaling $15.9 million for the six months ended September 30, 2011, and a net loss of $16.8 million for the six months ended September 30, 2011.

Please note that revenues and operating profits for the foreseeable future are expected to be significantly and adversely effected by the U.S. Food and Drug Administration’s (“FDA”) removal of the Lodrane® extended release product line from the market.  The Lodrane® extended release products, which constituted approximately 97% of the Company’s revenues at the time of FDA’s directive, were included on a list of approximately 500 cough/cold and allergy products which are being removed from the U.S. market pursuant to a directive from the FDA issued on March 4, 2011.  Please refer to the Current Report on Form 8-K filed with the SEC on March 4, 2011 and the Annual Report on Form 10-K filed with the SEC on June 29, 2011 for further details, such filings being herein incorporated by reference.

In addition, the Company has received Notice of Default from the Trustee of the NJED Bonds as a result of the utilization of the debt service reserve being used to pay semi-annual interest payments due on September 1st and March 1st of each year.  The debt service reserve was first used to make such semi-annual interest payments on March 1, 2009 and has been utilized for all semi-annual interest payments due since September 1, 2009. As of September 30, 2011, there have been 6 separate interest payments, totaling $694k  The debt service reserve was utilized to make such payments as a result of the Company’s not having sufficient funds available to make such payments when due.

The Company did not have sufficient funds available to make the principal payments due on September 1, 2010, totaling $225k and requested that the Trustee withdraw such funds from the debt service reserve.  The Company’s request was denied and accordingly the principal payment due on September 1, 2010, totaling $225k was not made.

The Company did not have sufficient funds available to make the principal payments due on September 1, 2011, totaling $470k, with such amount including the principal payments due on September 1, 2010 and not paid.  There was not sufficient funds available in the debt service reserve and accordingly, the principal payment totaling $470k was not made.

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

Please refer to Note 5 to our financial statements for a more detailed discussion of the NJEDA Bonds and Notice of Default.  Please also note that the working capital deficit of $2.4 million as of September 30, 2011, includes the entire principal amount due in relation to the NJEDA Bonds.  This amount, totaling $3.4 million was first classified as a current liability as of March 31, 2010, due to the Notice of Default received from the Trustee in relation to the NJEDA Bonds.

As of September 30, 2011, we had cash reserves of $1.3 million.  The completion of all transactions contemplated by the Epic Strategic Alliance agreement is expected to provide additional funds to permit us to continue development our product pipeline.  Despite the successful completion of the initial, second and third closings of the Epic Strategic Alliance Agreement, and the first three of a total of twelve quarterly payments of $62,500 each, there can be no assurances that we will be able to consummate the remaining nine quarterly payments due under the Epic Strategic Alliance Agreement.  If such transactions are consummated, we will receive additional cash proceeds of $0.5625 million.  Even if we were to receive the remaining nine quarterly payments due pursuant to the Epic Strategic Alliance Agreement, we still may be required to seek additional capital in the future and there can be no assurances that we will be able to obtain such additional capital on favorable terms, if at all. For additional information regarding the Epic Strategic Alliance Agreement, please see our disclosures under “Epic Strategic Alliance Agreement” in Item 7 of Part II of our Annual Report on Form 10-K, and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009, June 5, 2009, July 1, 2010 and June 29, 2011, such disclosures being herein incorporated by reference.

Furthermore, with regards to our product pipeline, please note that significant delays in the commercialization of Hydromorphone 8mg and Naltrexone 50mg are expected as a result of the a recent notification received from the FDA reclassifying to a Prior Approval Supplement, the Company’s Changes Being Effected in 30 Days Supplement (“CBE-30”) related to a change in the manufacturing and packaging site of Hydromorphone 8mg.  Please refer to the current report on Form 8-K filed with the SEC on June 6, 2011 and Annual Report on Form 10-K filed with the SEC on June 29, 2011 for further details, with such filings being herein incorporated by reference.

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

As of September 30, 2011, the following costs were recorded as intangible assets on the Company’s balance sheet:

Intangible assets at March 31, 2011 (audited)
Patent application costs	147,556
ANDA acquisitions	450,000
Total Intangible Assets at March 31, 2011 (audited)	597,556

Intangible asset costs capitalized during the six months ended September 30, 2011
Patent application costs	16,277
ANDA acquisition costs	—

Amortization of intangible assets during the six months ended September 30, 2011
Patent application costs	—
ANDA acquisition costs	—

Intangible assets at September 30, 2011 (unaudited)
Patent application costs	163,833
ANDA acquisitions costs	450,000
Total Intangible Assets at September 30, 2011 (unaudited)	613,833

The costs incurred in patent applications totaling $16,277 for the six months ended September 30, 2011, were related to our abuse resistant and extended release opioid product lines.  The Company is continuing its efforts to achieve approval of such patents.  Additional costs incurred in relation to such patent applications will be capitalized as intangible assets, with amortization of such costs to commence upon approval of the patents.

NOTE 5	-	NJEDA BONDS

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of September 30, 2011, all of the proceeds were utilized by the Company for such stated purposes.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $3,533 and $7,068 for the three and six months ended September 30, 2011.

The NJEDA Bonds require the Company to make an annual principal payment on September 1st of varying amounts as specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal at the applicable rate for the semi-annual period just ended.

The interest payments due on March 1, 2009, September 1, 2009, March 1, 2010, September 1, 2010, March 1, 2011 and September 1, 2011 totaling $120,775, $120,775, $113,075, $113,075, $113,075, and $113,075, respectively were paid from the debt service reserve held in the restricted cash account, due to the Company not having sufficient funds to make such payments when due.

The principal payment due on September 1, 2009, totaling $210,000 was paid from the debt service reserve held in the restricted cash account, due to the Company not having sufficient funds to make the payment when due.

The Company did not have sufficient funds available to make the principal payments due on September 1, 2010, totaling $225k and requested that the Trustee withdraw such funds from the debt service reserve.  The Company’s request was denied and accordingly the principal payment due on September 1, 2010, totaling $225k was not made.

The Company did not have sufficient funds available to make the principal payments due on September 1, 2011, totaling $470k, with such amount including the principal payments due on September 1, 2010 and not paid.  There were not sufficient funds available in the debt service reserve and accordingly, the principal payment totaling $470k was not made.

Pursuant to the terms of the NJEDA Bonds, the Company is required to replenish any amounts withdrawn from the debt service reserve and used to make principal or interest payments in six monthly installments, each being equal to one-sixth of the amount withdrawn and with the first installment due on the 15th of the month in which the withdrawal from debt service reserve occurred and the remaining five monthly payments being due on the 15th of the five immediately subsequent months. The Company has, to date, made all payments required in relation to the withdrawals made from the debt service reserve on March 1, 2009, September 1, 2009, March 1, 2010, September 1, 2010, March 1, 2011 and September 1, 2011.

The Company does not expect to have sufficient available funds as of September 1, 2012, to make principal payments, totaling $730,000, and consisting of $260,000 due on September 1, 2012, $245,000 which was due on September 1, 2011 and not paid and $225,000 which was due on September 1, 2010 and not paid.

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

Preferred Stock Derivative Liability as of September 30, 2011
	Series B	Series C	Series D	Series E	Total
Preferred shares Outstanding	796.6	4,394	—	3,112.5	8,303.1

Underlying common shares into which Preferred may convert	5,310,393	29,293,333	—	125,516,832	160,120,558

Closing price on valuation date	$0.101	$0.101	n/a	$0.101	$0.101

Preferred stock derivative liability at September 30, 2011	$536,350	$2,958,627	$—	$12,677,200	$16,172,177

Preferred stock derivative liability at June 30, 2011	$97,593	$572,087	$—	$20,659,722	$21,329,402

Preferred stock derivative liability at March 31, 2011	$56,961	$333,906	$4,527,343	$9,274,119	$14,192,329

CHANGE IN VALUE OF PREFERRED STOCK DERIVATIVE LIABILITY
	Three months ended Sept 30,		Six months ended Sept 30,
	2011	2010	2011	2010
Change in Preferred Stock Derivative Liability	$4,196,187	$1,505,333	$(12,414,600)	$(4,569,005)

Please note that on August 12, 2011, the Holders of in excess of 50% of the Company’s outstanding shares of Series B 8% Convertible Preferred Stock, par value US $0.01 per share (“Series B Preferred Stock”), and shares of Series C 8% Convertible Preferred Stock, par value US $ 0.01 per share (“Series C Preferred Stock”), voting as one class (collectively the “Preferred Stock”), consented to amendments to the Amended Certificates of Designations of the Series B Preferred Stock and the Series C Preferred Stock (the “Amended Certificates”). The Certificates of Designations for each of the Series B Preferred Stock and the Series C Preferred Stock are the same in all respects except where specifically noted.

Pursuant to the terms of the Amended Certificates, the terms of the Series B Preferred and the Series C Preferred Stock have been amended as follows, with the amendment to the Conversion Price, as detailed below, resulting in a significant increase in the underlying common shares into which the Series B Preferred Stock and Series C Preferred may convert, and accordingly a significant effect on the preferred stock derivative liability related to the Series B Preferred Stock and Series C Preferred Stock.

Dividends : The Preferred Stock continues to accrue dividends at the rate of 8% per annum on their stated value of US $1,000 per share, payable quarterly on January 1, April 1, July 1 and October 1 and such rate shall not increase to 15% per annum as previously provided in the respective Certificates of Designations of the Preferred Stock.

Conversion Price : The conversion price of the Series B Preferred Stock was reduced from $1.23 to $0.15 per share and the conversion price of the Series C Preferred Stock was reduced from $1.27 per share to $0.15 per share (subject to adjustments as provided in the Amended Certificates).

Automatic Monthly Conversions : On each Monthly Conversion Date (as defined below), a number of shares of the Preferred Stock equal to each Holder’s pro rata portion (based on the number of shares of Preferred Stock held by each Holder on August 1, 2011) of the Monthly Conversion Amount (as defined below) will automatically convert into shares of the Company’s Common Stock at the then effective conversion price (each such conversion, a “Monthly Conversion”). Notwithstanding the foregoing, the Company will not be permitted to effect a Monthly Conversion on a Monthly Conversion Date unless (i) the Common Stock shall be listed or quoted for trading on a trading market, (ii) there is a sufficient number of authorized shares of Common Stock for issuance of all Common Stock to be issued upon such Monthly Conversion, (iii) as to any Holder of the Preferred Stock, the issuance of shares will not cause a breach of the ownership limitations set forth in the Amended Certificates, (iv) if requested by a Holder of the Preferred Stock and a customary Rule 144 representation letter relating to all shares of Common Stock to be issued upon each Monthly Conversion is provided by such Holder after request from the Company, the shares of Common Stock issued upon such Monthly Conversion are delivered electronically through the Depository Trust Company or another established clearing corporation performing similar functions(“DTC”), may be sold by such Holder pursuant to an exemption under the Securities Act of 1933 and are otherwise free of restrictive legends and trading restrictions on such holder, (v) there has been no public announcement of a pending or proposed Fundamental Transaction or Change of Control Transaction (as such terms are defined in the Amended Certificates) that has not been consummated, (vi) the applicable Holder of Preferred Stock is not in possession of any information provided to such holder by the Company that constitutes material non-public information, and (vii) the average VWAP (as defined in the Amended Certificates) for the 20 trading days immediately prior to the applicable Monthly Conversion Date equals or exceeds the then effective conversion price of the Preferred stock. As used herein, the following terms have the following meanings: (i) “Monthly Conversion Date” means the first day of each month, commencing on September 1, 2011, and terminating on the date the Preferred Stock is no longer outstanding; (ii) “Monthly Conversion Amount” means an aggregate Stated Value of the Preferred Stock among all Holders that is equal to 35% of aggregate dollar trading volume of the Common Stock during the 20 Trading Days immediately prior to the applicable Monthly Conversion Date (such 20 Trading Day period, the “Measurement Period”), increasing to 50% of the aggregate dollar trading volume during the Measurement Period if the average VWAP during such Measurement Period equals or exceeds US $0.20 (subject to adjustment for forward and reverse stock splits and the like that occur after August 1, 2011) and further increasing to 70% of the aggregate dollar trading volume during such Measurement Period if the average VWAP during such Measurement Period equals or exceeds $0.25 (subject to adjustment for forward and reverse stock splits and the like that occur after August 1, 2011). All shares of Common Stock issued on a Monthly Conversion Date shall be delivered otherwise in accordance with the procedures and time frames set forth in Section 6 of the Amended Certificates. Upon the request of the Company, each Holder shall provide to the Company, a customary Rule 144 representation letter relating to all shares of Common Stock to be issued upon each Monthly Conversion.  As of September 30, 2011, the Company does not meet certain of the requirements for Automatic Monthly Conversions.

For further details, please refer to the Current Reports on Form 8-K filed with the SEC on August 12, 2011 and August 31, 2011, such filings being herein incorporated by reference.

Warrant Derivative Liabilities
The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

FAIR VALUE OF WARRANT DERIVATIVE LIABILITY
	March 31 2011	June 30 2011	Sept 30 2011
Risk-Free interest rate	0.09% - 2.9%	0.3% - 2.5%	0.02% - 1.3%
Expected volatility	138% - 194%	153% - 217%	133% - 196%
Expected life (in years)	0.3 – 7.0	0.0 – 6.8	0.2 – 6.5
Expected dividend yield	—	—	—
Number of warrants	155,325,048	154,334,659	154,153,308

Fair Value – Warrant Derivative Liability	$10,543,145	$24,126,576	$13,629,540

CHANGE IN VALUE OF WARRANT DERIVATIVE LIABILITY
	Three months ended Sept 30,		Six months ended Sept 30,
	2011	2010	2011	2010
Change in Warrant Derivative Liability	$10,497,037	$900,047	$(3,086,393)	$2,723,747

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

Preferred share derivative interest payable as of September 30, 2011 consisted of $124,370 in derivative interest accrued and owing as of September 30, 2011.  The full amount of derivative interest payable as of September 30, 2011, was paid via the issuance of 1,531,658 shares of common stock in October 2011.

NOTE 8 -	OPERATING LEASES

The Company entered into a lease for a portion of a one-story warehouse, located at 135 Ludlow Avenue, Northvale, New Jersey, consisting of approximately 15,000 square feet of floor space. The lease term began on July 1, 2010 and is classified as an operating lease. The lease includes an initial term of 5 years and 6 months and the Company has the option to renew the lease for two additional terms, each of 5 years. The property related to this lease will be used for the storage of pharmaceutical finished goods, raw materials, equipment and documents as well as engaging in manufacturing, packaging and distribution activities.

This property requires significant leasehold improvements and qualification as a prerequisite to achieving suitability for such intended future use.  Approximately 3,500 square feet of this property is being used for the storage of pharmaceutical finished goods, raw materials, equipment and documents.  The property is currently not being used for manufacturing and packaging activities.

Leasehold improvements and qualification as suitable for manufacturing and packaging operations are expected to be achieved within two years from the beginning of the lease term. These are estimates based on current project plans, which are subject to change. There can be no assurance that the construction and qualification will be accomplished during the estimated time frames, or that this property will ever achieve qualification for intended future utilization.

Minimum 5 year payments* for the leasing of 15,000 square feet at 135 Ludlow are as follows:

Fiscal year ended March 31, 2012	$79,248
Fiscal year ended March 31, 2013	81,228
Fiscal year ended March 31, 2014	83,259
Fiscal year ended March 31, 2015	85,344
Fiscal year ended March 31, 2016	87,363
Total Minimum 5 year lease payments	$416,442

* Minimum lease payments are exclusive of additional expenses related to certain expenses incurred in the operation and maintenance of the premises, including, without limitation, real estate taxes and common area charges which may be due under the terms and conditions of the lease, but which are not quantifiable at the time of filing of this quarterly report on Form 10-Q.

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

RENT EXPENSE
	Three Months Ended Sept 30, 2011	Three Months Ended Sept 30, 2010	Six Months Ended Sept 30, 2011	Six Months Ended Sept 30, 2010
Rent Expense	$22,584	$22,584	$45,169	$22,584

Change in deferred rent liability	$2,895	$22,584	$5,791	$22,584

DEFERRED RENT LIABILITY (LONG-TERM LIABILITY)
	March 31 2011	June 30 2011	September 30 2011
Balance of Deferred Rent Liability	$48,064	$50,960	$53,855

NOTE 9 -	DEFERRED REVENUES

Deferred revenues totaling $185,557 represents the unamortized amount of a $200,000 advance payment received for a licensing agreement with a fifteen year term beginning in September 2010 and ending in August 2025.  The advance payment was recorded as deferred revenue when received and is earned, on a straight line basis over the fifteen year life of the license.  The current portion of deferred revenues, totaling $13,333 represents the revenue that will be recognized over the 12 months immediately subsequent to September 30, 2011.  The long term portion of deferred revenues, totaling $172,224, represents the revenue that will be recognized during the period that begins more than twelve months subsequent to September 30, 2011.  Please refer to exhibit 10.9 of the quarterly report on form 10-Q filed on November 15, 2010 for further details  on the Precision Dose Manufacturing Agreement, with such exhibit being herein incorporated by this reference.

NOTE 10 -	STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended September 30, 2011, the Company issued a total of 74,233,417 shares of Common Stock, with such issuances of Common Stock being summarized as follows:

Description	Shares Of Common Stock
Common shares issued in lieu of cash in payment of preferred share derivative interest expenses totaling $282,680 which were due and owing as of March 31, 2011 to holders of the Company’s Series B, Series C and Series D Preferred Share derivative instruments	4,775,017

Common shares issued in lieu of cash in payment of preferred share derivative interest expenses totaling $142,805 which were due and owing as of June 30, 2011 to holders of the Company’s Series B, Series C and Series D Preferred Share derivative instruments	952,686

Common shares issued pursuant to the conversion of Series B Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $72,600 at the time of their conversion	660,000

Common shares issued pursuant to the conversion of Series C Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $626,534 at the time of their conversion	6,826,667

Common shares issued pursuant to the conversion of Series D Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $9,473,715 at the time of their conversion	58,042,857

Common shares issued pursuant to the conversion of Series E Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $386,905 at the time of their conversion	2,976,190

Total Common Shares issued during the six months ended September 30, 2011	74,233,417

Options

At September 30, 2011, the Company had 1,960,604 options fully vested and outstanding with exercise prices ranging from $0.06 to $3.00 per share; each option representing the right to purchase one share of common stock.  In addition, there are 1,096,396 options issued pursuant to the Company’s 2004 Stock Option Plan which are outstanding and not vested, with exercise prices ranging from $0.06 to $2.50 per share.  These options are scheduled to vest in equal annual increments on January 18, 2012 and 2013 or upon the occurrence of certain defined events and require that employees awarded such options be employed by the Company on  the vesting date.

NOTE 11 -	PER SHARE INFORMATION

Basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) are computed by dividing the net (loss) income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  GAAP requires the presentation of both Basic and Diluted EPS, if such Diluted EPS is not anti-dilutive, on the face of Company’s Condensed Statements of Operations.

	For the Three Months Ended Sept 30,		For the Six Months Ended Sept 30,
	2011	2010	2011	2010
Numerator
Net Income (loss) attributable to common shareholders - Basic	13,919,321	$1,864,224	$(16,814,105)	$(2,905,171)

Net Income (loss) attributable to common shareholders - Diluted	14,042,702	1,864,224

Denominator
Weighted-average shares of common stock outstanding	248,247,253	92,367,680	240,189,326	89,760,532

Dilutive effect of stock options, warrants and convertible securities	205,915,223	207,632,103

Net (loss) income per share
Basic	$0.06	$0.02	$(0.07)	$(0.03)
Diluted	$0.03	$0.01

NOTE 12 -	SUBSEQUENT EVENTS

Common shares issued in lieu of cash in payment of derivative interest expense

Derivative interest expense related to the Preferred Share derivatives due and payable as of September 30, 2011 were paid during October 2011 through the issuance of 1,531,658 shares of common stock.

Annual Meeting
On October 18, 2011, the Company held its Annual Meeting of Stockholders. Four proposals were submitted for vote by security holders: (1) the election of seven directors to serve until the next Annual Meeting of Stockholders and until their respective successors have been elected and qualified, (2) to approve and ratify the amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 355,517,558 shares to 690,000,000 shares, (3) to grant discretionary authority to the Board of Directors until December 31, 2012 (a) to change the Company’s state of incorporation from Delaware to Nevada, by merging with a wholly-owned subsidiary to be incorporated in Nevada pursuant to an Agreement and Plan of Merger or (b) determine not to proceed with the reincorporation, and (4) the ratification of the appointment of Demetrius & Company, LLC as the Company's independent registered public accounting firm for 2011.

All of the proposals were approved.

The votes with respect to the proposals are set forth below.

1.	Elect seven directors to serve until the next Annual Meeting of Stockholders:

Nominee	Number of Votes For	Number of Votes Withheld

Jerry Treppel	206,630,753	1,917,727

Ashok Nigalaye	206,580,626	1,967,854

Jeenarine Narine	206,636,776	1,911,704

Ram Potti	202,579,926	5,968,554

Barry Dash	207,692,926	855,554

Chris Dick	202,572,217	5,976,263

Jeffrey Whitnell	207,697,926	850,554

2.	Increase the Number of shares of common stock the Company is authorized to issue from 355,517,558 shares to 690,000,000:

Number of Votes FOR	Number of Votes AGAINST	Number of Votes ABSTAINED
299,103,821	24,138,527	2,221,432

3.
Grant discretionary authority to the Board of Directors until December 31, 2012 (a) to change the Company’s state of incorporation from Delaware to Nevada, by merging with a wholly-owned subsidiary to be incorporated in Nevada pursuant to an Agreement and Plan of Merger or (b)determine not to proceed with the reincorporation:

Number of Votes FOR	Number of Votes AGAINST	Number of Votes ABSTAINED
206,673,433	1,665,001	1,304,521

4.	Ratify the appointment of Demetrius & Company, LLC as the Company's independent auditor of our financial statements for the fiscal year ending March, 31 2012:

Number of Votes FOR	Number of Votes AGAINST	Number of Votes ABSTAINED
322,429,436	347,567	2,686,780

For further details, please refer to the Current Reports on Form 8-K filed with the SEC on October 19, 2011 and August 31, 2011, such filings being herein incorporated by reference.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2011
COMPARED TO THE
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

The following discussion and analysis should be read with the financial statements and accompanying notes included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended March 31, 2011. It is intended to assist the reader in understanding and evaluating our financial position.

This Quarterly Report on Form 10-Q and the documents incorporated herein contain “forward-looking statements”.   Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Form 10-Q, statements that are not statements of current or historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “plan”, “intend”, “may,” “will,” “expect,” “believe”, “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements.  Without limiting the broader description of forward-looking statements above, we specifically note, without limitation, that statements regarding the preliminary nature of the clinical program results and the potential for further product development, that involve known and unknown risks, delays, uncertainties and other factors not under our  control, the requirement of substantial future testing, clinical trials, regulatory reviews and approvals by the Food and Drug Administration and other regulatory authorities prior to the commercialization of products under development, and   our ability to manufacture and sell any products, gain market acceptance, earn a profit from sales or licenses of any drugs or our ability to discover new drugs in the future, are all forward-looking in nature.  These risks and other factors are discussed in our filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Any reference to “Elite”, the “Company”, “we”, “us”, “our” or the “Registrant” refers to Elite Pharmaceuticals Inc. and its subsidiaries.

Overview
We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled-release products, using proprietary know-how and technology. Our strategy includes improving off-patent drug products for life cycle management and developing generic versions of controlled-release drug products with high barriers to entry.

We have two products currently being sold commercially, as follows:
•	Phentermine 37.5mg tablets
•	Lodrane D® immediate release Brompheniramine/Pseudoephedrine capsules

We have also purchased two approved generic products: a generic hydromorphone product and a generic naltrexone product.  The transfer of manufacturing processes for both such generic products from the facilities of the previous ANDA holders to our facilities in Northvale, New Jersey (the “Northvale Facility”), is currently on-going. The transfer to the Northvale Facility of the manufacturing process for generic hydromorphone was, however, significantly delayed, as a result of the Company being notified by the FDA of its reclassification of our CBE-30 supplement to a prior approval supplement.  A similar significant delay in the transfer of the manufacturing process of generic naltrexone to the Northvale Facility is expected, as such transfer includes factors similar to those cited by the FDA as the reason for its reclassification of our CBE-30 supplement to a prior approval supplement.  The transfer of the manufacturing processes of generic hydromorphone and naltrexone are prerequisites to the commercial launch of each generic product.  The commercial launch of these generic products are material events to the Company and any delays in the launch of either or both of these generic products has a significant and adverse effect on the Company’s operation and results.  A current report on Form 8-K was filed with the SEC on June 6, 2011 related to the reclassification of the Company’s CBE-30 supplement filed with FDA for the transfer of the manufacturing process of generic hydromorphone,  with such filing being herein incorporated by reference.

Elite also executed a license agreement with Precision Dose, Inc. (the “Precision Dose Agreement”) and a manufacturing agreement with The PharmaNetwork LLC (the “TPN Agreement”).  The Precision Dose Agreement provides for the marketing and distribution, in the United States, Puerto Rico and Canada, of Phentermine 37.5mg tablets, generic hydromorphone, generic naltrexone and a certain additional product that had been filed for approval with the FDA.  Phentermine 37.5mg tablets were launched in April 2011.  The TPN Agreement, executed on June 23, 2011, provides for the manufacture and packaging by the Company of The PharmaNetwork’s methadone hydrochloride, 10mg tablets (“Methadone 10mg”), with the Methadone 10mg to be marketed by TPN’s wholly owned subsidiary, Ascend Laboratories, LLC.  The FDA has approved the manufacturing of Methadone 10mg at the Northvale Facility and commercial launch of this product is expected during this fiscal year.

Elite has an undisclosed generic product filed with the FDA that we are awaiting review.  This product is licensed to TAGI.  One of the undisclosed generic products worked on under the Epic Strategic Alliance Agreement has also been filed with the FDA.

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

Commercial Products
On April 7, 2011, Elite made the initial shipment of phentermine HCl 37.5 mg  tablets  to TAGI.  This triggered a milestone payment under the Precision Dose Agreement.  Phentermine 37.5mg tablets is now a commercial product being distributed by our partner, TAGI..

A Current Report on form 8-K was filed on April 7, 2011 in relation to this shipment, such filing being incorporated herein by this reference.  Please also refer to the Current Report on Form 8-K filed with SEC on September 10, 2010 and Quarterly Report on Form 10-Q, filed with SEC on November 15, 2010 for further details on the Precision Dose Agreement, such filings being herein incorporated by reference.

Elite’s revenue derived from phentermine 37.5mg tablets during the six months ended September 30, 2011 was approximately $308k, with such amount including a $145k milestone payment triggered by the first shipment of the product, $123k in manufacturing revenues and $33k in royalties paid pursuant to the Precision Dose Agreement

On September 27, 2011, the Company, along with ECR Pharmaceuticals (“ECR”), a wholly owned subsidiary of Hi-Tech Pharmacal (“Hi-Tech”) announced the launch of Lodrane D®, an immediate release formulation of brompheniramine maleate and pseudoephedrine HCl, an effective, low-sedating antihistamine combined with a decongestant.

Lodrane D® is promoted and distributed in the U.S. by ECR, Hi-Tech’s branded division.  Lodrane D® is available over-the-counter but also has physician promotion.  Lodrane D® is the one of the only adult brompheniramine containing products available to the consumer at this time.

Elite is manufacturing the product for ECR and will receive revenues for the manufacturing, packaging and laboratory stability study services for the product, as well as royalties on sales.  The current U.S. allergy market exceeds $3.5 billion.

A current report on Form 8-K was filed with the SEC on September 27, 2011, with such filing being herein incorporated by reference.

Elite’s revenue derived from Lodrane D® during the six months ended September 30, 2011 was approximately $52k.

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

Transfer of the manufacturing process of Hydromorphone 8mg to the Northvale Facility is a prerequisite of the Company’s commercial launch of the product and is currently in process.  However, please note that the completion of such transfer has been significantly delayed as a result of the FDA’s reclassification of the Company’s CBE-30 supplement filing to a prior approval supplement filing.  As a result of the delays caused by this reclassification, the Company has recorded an impairment of the Hydromorphone 8mg ANDA in an amount equal to the entire purchase price of the acquisition.  A current report on Form 8-K was filed with the SEC on June 6, 2011 in relation to this issue, with such filing being herein incorporated by reference.  This impairment was recorded and is included in the Company’s audited financial statements as of March 31, 2011 and presented in the Annual Report on Form 10-K filed with the SEC on June 29, 2011.

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

Transfer of the manufacturing process of Naltrexone 50mg to the Northvale Facility is a prerequisite of the Company’s commercial launch of the product and is currently in process.  However, please note that the completion of such transfer could be significantly delayed as it included factors similar to those cited by the FDA as the reason for its reclassification of the Company’s filings for the transfer of Hydromorphone 8mg.  As a result of these probable delays in the transfer of the manufacturing process of Naltrexone 50mg, the Company has recorded an impairment of the Naltrexone 50mg ANDA in an amount equal to the entire purchase price of the acquisition.  This impairment was recorded and is included in the Company’s audited financial statements as of March 31, 2011 and presented in the Annual Report on Form 10-K filed with the SEC on June 29, 2011.

Discontinued Products - Lodrane 24® and Lodrane 24D®
On March 3, 2011, the U.S. Food and Drug Administration (“FDA”) announced its intention to remove approximately 500 cough/cold and allergy related products from the U.S. market. The once daily allergy products manufactured by Elite, Lodrane 24® and Lodrane 24D® (the “Lodrane® Extended Release Products”), were included in the FDA list of 500 products.  After this announcement by the FDA, the Company’s customer for the Lodrane® Extended Release Products cancelled all outstanding orders and manufacturing of the Lodrane® Extended Release Products has ceased.  The shipments made during the quarter ended June 30, 2011 consisted solely of quantities that were in production at the time ECR cancelled all outstanding orders.  There were no shipments of the Lodrane Extended Release Products subsequent to those that were made during the quarter ended June 30, 2011.

A Current Report on Form 8-K was filed with the SEC on March 4, 2011 in relation to this announcement by the FDA, such filing being herein incorporated by reference.

ECR (the owner and marketer of the Lodrane® Extended Release Products) initiated a formal approval process with the FDA in 2010 regarding the Lodrane® Extended Release Products and issued a press release on March 3, 2011 stating that they will continue to actively pursue approval for the Lodrane® Extended Release Products.  In addition, on April 29, 2011, ECR filed a Petition for Review with the United States Court of Appeals for the District of Columbia, petitioning such court to review and set aside the final order of the FDA with relation to the Lodrane® Extended Release Products.

The Lodrane® Extended Release Products were co-developed with our partner, ECR, and the Company was receiving revenues from the manufacture of the Lodrane® Products and laboratory stability study services, as well as royalties on in-market sales.

During the three months ended June 30, 2011, Elite made its final shipments of the Lodrane® Extended Release Products.  Elite’s revenues for the manufacturing these products for the six months ended September 30, 2011 and 2010 were $251k and $1,334k, respectively.  In addition, the Company sold to ECR, at cost without markup, all raw materials related to the manufacture of the Lodrane® Extended Release Products which remained in stock subsequent to the final shipment of the Lodrane® Extended Release Products.  Revenues from the sale of these raw materials totaled approximately $221k.  As manufacturing of the Lodrane® Extended Release Products has ceased, there will be no further manufacturing revenues derived from the Lodrane® Extended Release Products until such products receive the necessary approvals from the FDA.  Please note that there can be no assurances that such approvals will be granted or that future manufacturing revenues will be earned by the Company from the manufacture of the Lodrane® Extended Release Products, should such approvals be granted by the FDA.

Royalties on in-market sales of the Lodrane® Extended Release Products earned during the six months ended September 30, 2011 and 2010 were $225k and $351k, respectively.  While Elite’s manufacturing of the Lodrane® Extended Release Products has ceased, the sale of such products in the US market are still permitted by the FDA until August 30, 2011.  The Company earned royalties on any in-market sales that occurred up to that date.

Revenues from contract laboratory services for the six months ended September 30, 2011 and 2010 were $75k and $141k, respectively.   Contract laboratory services for the Lodrane® Extended Products will continue, on a residual basis, through the fiscal year ended March 31, 2012, as such services consist of stability studies that must be performed over certain defined time periods.  These revenues are expected to be significantly less than laboratory service revenues earned in prior periods.

Contract Manufacturing of Isradipine and Phendimetrazine
On June 1, 2011, Elite executed a Manufacturing and Supply Agreement (the “Isradipine/ Phendimetrazine Agreement”) with Mikah Pharma, LLC (“Mikah”) to undertake and perform certain services relating to two generic products: Isradipine Capsules USP, 2.5 mg and 5 mg (“Isradipine”) and Phendimetrazine Tartrate Tablets USP, 35 mg (“Phendimetrazine”), including (a) developing and preparing the documentation required for the transfer of the manufacturing process to Elite’s facility and the appropriate regulatory filing for the ANDA, and (b) manufacturing finished dosage forms appropriate for commercial sale, marketing and distribution in the United States, its territories, possessions, and commonwealths in accordance with the requirements of the Isradipine/ Phendimetrazine Agreement; Elite is required to perform, at its sole cost and expense, all Technology Transfer, validation and qualification services (including: equipment, methods and facility qualification), validation and stability services required by Applicable Laws to commence manufacturing Isradipine and Phendimetrazine for commercial sale by Mikah or its designees in accordance with the terms of the Isradipine/ Phendimetrazine Agreement. During the term of the Isradipine/ Phendimetrazine Agreement and subject to the provisions therein, Mikah is required to purchase from Elite and Elite agrees to manufacture and supply solely and exclusively to Mikah, such Isradipine and Phendimetrazine as Mikah may order from time to time pursuant to the Isradipine/ Phendimetrazine Agreement. Mikah will compensate Elite at an agreed upon transfer price for the manufacturing and packaging of Isradipine and Phendimetrazine. For the Isradipine product, Elite will also receive a 10% royalty on net profits of the finished Product. The payment is to be calculated and paid quarterly. Elite will also receive a onetime milestone payment for each Product for the work associated with the Technology transfer. The milestone payment shall be made upon the successful manufacturing and testing of the exhibit batch. The Isradipine/ Phendimetrazine Agreement has a term of five years and automatically renews for additional periods of one year unless Mikah provides written notice of termination to Elite at least six months prior to the expiration of the Term or any Renewal Term. Transfer of the manufacturing site to the Northvale Facility, a prerequisite of commercial launch of Isradipine and Phendimetrazine, is currently in progress.

A Current Report on Form 8-K was filed on June 7, 2011 in relation to this announcement, such filing being herein incorporated by this reference.

No revenues were earned by the Company in relation to the Isradipine/Phendimetrazine Agreement during the six months ended September 30, 2011.

Contract Manufacturing of Methadone
On June 23], 2011, Elite entered into a commercial manufacturing and supply agreement with ThePharmaNetwork, LLC and its wholly owned subsidiary, Ascend Laboratories LLC (together “TPN”).  Under the terms of the agreement, Elite will perform manufacturing and packaging for TPN’s Methadone Hydrochloride, 10mg tablets. The FDA has approved the manufacturing of Methadone 10mg at the Northvale Facility and commercial launch of this product is expected during this fiscal year.

A Current Report on Form 8-K was filed on June 29, 2011 in relation to this announcement, such filing being herein incorporated by this reference.

No revenues were earned by the Company in relation to this contract manufacturing agreement with TPN during the six months ended September 30, 2011.

Products Under Development
It is our general policy not to disclose products in our development pipeline or the status of such products until a product reaches a stage that we determine, for competitive reasons, in our discretion, to be appropriate for disclosure and because the disclosure of such information might suggest the occurrence of future matters or events that may not occur.

ELI-154 and ELI-216
ELI-154,  a once-daily oxycodone formulation, was developed by Elite, using its proprietary technology. An investigational new drug application, or IND, has been filed and Elite has completed two pharmacokinetic studies in healthy subjects that compared blood levels of oxycodone from dosing ELI-154 and the twice-a-day product, OxyContin® marketed in the U.S. by Purdue Pharma LP.  These studies confirmed that ELI-154, when compared to twice-daily delivery, demonstrated an equivalent onset, more constant blood levels of the drug over the 24 hour period and equivalent blood levels to the twice-a-day product at the end of 24 hours.  Elite has successfully manufactured multiple batches on commercial scale equipment.  We are looking for a partner who can complete the clinical studies required for Europe and who can sell and distribute the product in key European territories.  An interested party was identified that would fund half of the clinical costs for Europe, however Elite is not able to find a way to fund the remaining costs at this time.

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

Elite has developed ELI-154 and ELI-216 and retains the rights to these products.  Elite has currently chosen to develop these products itself but expects to license these products at a later date to a third party who could provide funding for the remaining clinical studies and who could provide sales and distribution for the product. The drug delivery technology underlying ELI-154 was originally developed under a joint venture with Elan which terminated in 2002.

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

Under the Epic Strategic Alliance Agreement (i) at least eight additional generic drug products will be developed by Epic at the Northvale  Facility with the intent of filing abbreviated new drug applications for obtaining FDA approval of such generic drugs, (ii) Elite will be entitled to 15% of the profits generated from the sales of such additional generic drug products upon approval by the FDA, and (iii) Epic and Elite will share certain resources, technology and know-how in the development of drug products, which Elite believes will benefit the continued development of its current drug products.

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

No revenues were earned by the Company in relation to the Mikah Development Agreement during the six months ended September 30, 2011.

For further details on the Hi-Tech Development Agreement, please refer to the current report on Form 8-K filed with the SEC on January 4, 2011 and exhibit 10.68 of the Annual Report on Form 10-K filed with the SEC on June 29, 2011, such filings being herein incorporated by reference.

Revenues totaling $245k were earned by the Company in relation to the Hi-Tech Development Agreement during the six months ended September 30, 2011.

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements. Our most critical accounting policies include the recognition of revenue upon completion of certain phases of projects under research and development contracts. We also assess a need for an allowance to reduce our deferred tax assets to the amount that we believe are more likely than not to be realized. We assess a need for allowances relating to the valuation of inventories.  We assess the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess our exposure to current commitments and contingencies. It should be noted that actual results may differ from these estimates under different assumptions or conditions.

Results of Consolidated Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Our revenues for the three months ended September 30, 2011 were $274k a decrease of $721k or approximately 72% over revenues for the comparable period of the prior year, and consisted of $79k in manufacturing fees, $96k in lab and product development fees and $100k in royalties and license fees. Revenues for the three months ended September 30, 2010, consisted of $767k in manufacturing fees, $57k in lab and product development fees, and $170k in royalties and license fees.  Manufacturing fees decreased by approximately 90% due to the removal from the market of the Lodrane® Extended Release Products, pursuant to a directive from the FDA issued in March 2011.  Please refer to the Current Report on Form 8-K filed with the SEC on March 4, 2011 for further details, with such filing being herein incorporated by reference.  Lab and product development fees increased by approximately 67% due to product development fees earned from the Hi-Tech Development Agreement, offset by decreased revenues relating the discontinuance of the Lodrane® Extended Release Products.  Royalties and license fees decreased by 41% due to the removal from the market of  the Lodrane® Extended Release Products as of August 30, 2011, pursuant to the directive of the FDA issued in March 2011.  In-market sales of the Lodrane® Extended Release Products were only permitted for two of the three months in the quarter ended September 30, 2011, as compared with a full quarter of sales occurring during the comparable period of the prior year.

Research and development costs for the three months ended September 30, 2011 were $198k, an increase of $48k or approximately 32% from $150k of such costs for the comparable period of the prior year.  The increase was primarily due to the shifting of personnel and operational resources from commercial manufacturing to product development as a result of the discontinuance of the Lodrane® Extended Release Products.

General and administrative expenses for the three months ended September 30, 2011, were $477k, an increase of $98k, or approximately 26% from $379k of general and administrative expenses for the comparable period of the prior year.  The increase was primarily due to overhead costs related to excess capacity at the Northvale Facility which has resulted from the discontinuance of the Lodrane® Extended Release Products, increased real estate taxes at the Northvale Facility and increased legal fees related to the conversion of Series B,C,D and E Preferred Shares to Common Shares and preparation of the preliminary and final proxy statements which were filed during the quarter ended September 30, 2011.

Depreciation and amortization for the three months ended September 30, 2011 was $108k, an increase of $82k, or approximately 317%, from $26k for the comparable period of the prior year. The increase was primarily due to depreciation expense related to excess capacity at the Northvale Facility which has resulted from the discontinuance of the Lodrane® Extended Release Products.

Non-cash compensation through the issuance of stock options and warrants for the three months ended September 30, 2011 was $6k, a decrease of $4k, or approximately 41% from $10k for the comparable period of the prior year.  The decrease was due to the timing of the amortization schedule established at the time of issuance of the related stock options and warrants.

As a result of the foregoing, our loss from operations for the three months ended September 30, 2011 was $592k, compared to a loss from operations of $137k for the three months ended September 30, 2010.

Other income for the three months ended September 30, 2011 were $14,511k, an increase in other income of $12,509k from the net other income of $2,002k for the comparable period of the prior year.  The increase in other income was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the quarter ended September 30, 2011 totaling $14,693k, as compared to a net derivative income of $2,405k for the comparable period of the prior year.  Please note that derivative income/(expenses) are most significantly determined by the closing price of the Company’s Common Stock as of the end of each annual or quarterly reporting period, with incomes being generated by decreases in such closing price and expenses being incurred by increases in such closing price.  The closing price of the Company’s Common Stock as of September 30, 2011 was $0.10, as compared to a closing price of $0.17 as of June 30, 2011. This decrease in the closing price of the Company’s Common Stock was a significant factor in the derivative income recorded during the quarter ended September 30, 2011.

As a result of the foregoing, our net income for the three months ended September 30, 2011 was $13,919k, compared to a net income of $1,864k for the three months ended September 30, 2010.

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010
Our revenues for the six months ended September 30, 2011 were $1,264k a decrease of $562k or approximately 31% over revenues for the comparable period of the prior year, and consisted of $678k in manufacturing fees, $176k in lab and product development fees and $410k in royalties and license fees. Revenues for the six months ended September 30, 2010, consisted of $1,334k in manufacturing fees, $141k in lab and product development fees, and $351k in royalties and license fees.  Manufacturing fees decreased by approximately 49% due to the removal from the market of the Lodrane® Extended Release Products, pursuant to a directive from the FDA issued in March 2011.  Please refer to the Current Report on Form 8-K filed with the SEC on March 4, 2011 for further details, with such filing being herein incorporated by reference.  Lab and product development fees increased by approximately 25% due to product development fees earned from the Hi-Tech Development Agreement, offset by decreased revenues relating the discontinuance of the Lodrane® Extended Release Products.  Royalties and license fees increased by 17% due to milestone payments received pursuant to the Precision Dose Agreement and related to the April 2011 launch of Phentermine 37.5mg tablets, offset by the removal from the market of  the Lodrane® Extended Release Products as of August 30, 2011, pursuant to the directive of the FDA issued in March 2011.  In-market sales of the Lodrane® Extended Release Products were only permitted for five of the six months in the six month period ended September 30, 2011, as compared with a full six months of sales occurring during the comparable period of the prior year.

Research and development costs for the six months ended September 30, 2011 were $644k, an increase of $328k or approximately 104% from $315k of such costs for the comparable period of the prior year.  The increase was primarily due to the shifting of personnel and operational resources from commercial manufacturing to product development as a result of the discontinuance of the Lodrane® Extended Release Products.

General and administrative expenses for the six months ended September 30, 2011, were $801k, an increase of $166k, or approximately 26% from $635k of general and administrative expenses for the comparable period of the prior year.  The increase was primarily due to overhead costs related to excess capacity at the Northvale Facility which has resulted from the discontinuance of the Lodrane® Extended Release Products, increased real estate taxes at the Northvale Facility and increased legal fees related to the conversion of Series B,C,D and E Preferred Shares to Common Shares and preparation of the preliminary and final proxy statements which were filed during the six month period ended September 30, 2011.

Depreciation and amortization for the six months ended September 30, 2011 was $233k, an increase of $129k, or approximately 123%, from $104k for the comparable period of the prior year. The increase was primarily due to depreciation expense related to excess capacity at the Northvale Facility which has resulted from the discontinuance of the Lodrane® Extended Release Products.

Non-cash compensation through the issuance of stock options and warrants for the six months ended September 30, 2011 was $12k, a decrease of $13k, or approximately 52% from $26k for the comparable period of the prior year.  The decrease was due to the timing of the amortization schedule established at the time of issuance of the related stock options and warrants.

As a result of the foregoing, our loss from operations for the six months ended September 30, 2011 was $928k, compared to a loss from operations of $231k for the six months ended September 30, 2010.

Other expenses for the six months ended September 30, 2011 were a net expense of $15,883k, an increase in other income expenses of $13,213k from the net other expenses of $2,671k for the comparable period of the prior year.  The increase in other expenses was due to derivative expenses relating to changes in the fair value of our preferred shares and outstanding warrants during the six months ended September 30, 2011 totaling $15,501k, as compared to a net derivative expense of $1,845k for the comparable period of the prior year.  Please note that derivative income/(expenses) are most significantly determined by the closing price of the Company’s Common Stock as of the end of each annual or quarterly reporting period, with incomes being generated by decreases in such closing price and expenses being incurred by increases in such closing price.  The closing price of the Company’s Common Stock as of September 30, 2011 was $0.10, as compared to a closing price of $0.08 as of March 31, 2011. This increase in the closing price of the Company’s Common Stock was a significant factor in the derivative expenses recorded during the six months ended September 30, 2011.

As a result of the foregoing, our net loss for the six months ended September 30, 2011 was $16,814k, compared to a net loss of $2,905k for the six months ended September 30, 2010.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), decreased to a deficit of $2.4 million as of September  30, 2011 from a working capital deficit of $1.5 million as of March 31, 2011, primarily due to our net loss from operations, exclusive of non-cash charges.  In addition, it should be noted that current liabilities includes the entire principal amount due on the Company’s NJEDA Bonds Payable.  This amount, totaling $3.4 million has been classified as a current liability as a result of the Company receiving a notice of default from the Trustee of the NJ-EDA Bonds.  Please refer to Note 5 to our financial statements and Item 3 of this quarterly report on Form 10-Q for further details.

Net cash used by operations was $230k for the six months ended September 30, 2011, primarily due to our net loss from continuing operations of  $16,814k,  offset by non-cash charges totaling $16,585k, which included, without limitation, depreciation and amortization of $245k, expense from the change in fair value of derivative liabilities of $15,501k, derivative interest payments satisfied through the issuance of common shares in lieu of cash of $425k, non cash compensation satisfied by the issuance of common stock and options of $12k, decreases in inventories of $234k, decreases in accounts receivable of $319k and increases in accounts payable and other current liabilities of $1k.

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations

As of September 30, 2011, the Company had a working capital deficit of $2.4 million, losses from operations totaling $0.9 million for the six months ended September 30, 2011, other expenses totaling $15.9 million for the six months ended and a net loss of $16.8 million for the six months ended September 30, 2011.  Please note that the Company’s other income/(expenses) are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2012.

Revenues and operating profits for the foreseeable future are expected to be significantly and adversely effected by the FDA removal of the Lodrane® Extended Release Products from the market.  The Lodrane® Extended Release Products, which constituted approximately 97% of the Company’s revenues in the periods immediately preceding the six month period ended September 30, 2011, were included on a list of approximately 500 cough/cold and allergy products which are being removed from the U.S. market pursuant to a directive from the FDA.  Please refer to the Current Report on Form 8-K filed with the SEC on March 4, 2011 and the Annual Report on Form 10-K filed with the SEC on June 29, 2011 for further details, such filings being herein incorporated by reference.

In addition, the Company has received Notice of Default from the Trustee of the NJEDA Bonds as a result of the utilization of the debt service reserve being used to pay interest payments due on March 1, 2009, September 1, 2009, March 1, 2010, September 1, 2010, March 1, 2011, and September 1, 2011 totaling $121k, $121k, $113k, $113k, $113k and $113k, respectively, and principal payments due on September 1, 2009 totaling $210k.  The debt service reserve was utilized to make such payments as a result of the Company’s not having sufficient funds available to make such payments when due.

The Company did not have sufficient funds available to make the principal payments due on September 1, 2010, totaling $225k and requested that the Trustee withdraw such funds from the debt service reserve.  The Company’s request was denied and accordingly the principal payment due on September 1, 2010, totaling $200k was not made.

The Company did not have sufficient funds available to make the principal payments due on September 1, 2011, totaling $470k, with such amount inclusive of the principal payments due on September 1, 2010 and not paid.  There was not sufficient funds available in the debt service reserve and accordingly, the principal payments totaling $470k were not made.

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

Please refer to Note 5 to our financial statements and Item 3 of this quarterly  report on Form 10-Q for a more detailed discussion of the NJEDA Bonds and Notice of Default.

As of September 30, 2011, we had cash reserves of $1.3 million.  The completion of all transactions contemplated by the Epic Strategic Alliance agreement is expected to provide additional funds to permit us to continue development our product pipeline.  Despite the successful completion of the initial, second and third closings of the Epic Strategic Alliance Agreement, and the first three of a total of twelve quarterly payments of $62,500 each, there can be no assurances that we will be able to consummate the remaining nine quarterly payments due under the Epic Strategic Alliance Agreement.  If such transactions are consummated, we will receive additional cash proceeds of $0.5625 million.  Even if we were to receive the remaining nine quarterly payments due pursuant to the Epic Strategic Alliance Agreement, we still may be required to seek additional capital in the future and there can be no assurances that we will be able to obtain such additional capital on favorable terms, if at all. For additional information regarding the Epic Strategic Alliance Agreement, please see our disclosures under “Epic Strategic Alliance Agreement” in Item 7 of Part II of our Annual Report on Form 10-K, and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009, June 5, 2009, July 1, 2010 and June 29, 2011, which disclosures are incorporated herein by reference.

Furthermore, with regards to our product pipeline, please note that significant delays in the commercialization of Hydromorphone 8mg and Naltrexone 50mg are expected as a result of the a recent notification received from the FDA reclassifying to a Prior Approval Supplement, the Company’s Changes Being Effected in 30 Days Supplement (“CBE-30”) related to a  change the manufacturing and packaging site of Hydromorphone 8mg.  Please refer to the current report on Form 8-K filed with the SEC on June 6, 2011 and Annual Report on Form 10-K filed with the SEC on June 29, 2011 for further details, with such filings being herein incorporated by reference.

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

For the six months ended September 30, 2011, we sustained a negative cash flow from operations of approximately $0.2 million, compared with a positive cash flow from operations of approximately $355k being achieved during the comparable period in the prior year.  Our working capital deficit at September 30, 2011 was approximately $2.4 million compared with working capital deficit of approximately $2.6 million at September 30, 2010.  Please note that the working capital deficits include the entire principal amount due in relation to the NJEDA Bonds.  This amount, totaling $3.4 million is classified as a current liability due to the Notice of Default received from the Trustee in relation to the NJEDA Bonds.  Please refer to Note 5 to our financial statements and Item 3 of this current report on Form 10-Q for a more detailed discussion of the NJEDA Bonds and Notice of Default.

Cash and cash equivalents at September 30, 2011, were approximately $1.3 million, an increase of approximately $0.7 million from the approximately $0.6 million at September 30, 2010.

As of September 30, 2011, our principal source of liquidity was approximately $1.3 million of cash and cash equivalents.   Additionally, we may have access to funds through the exercise of outstanding stock options and warrants. There can be no assurance that the exercise of outstanding warrants or options will generate or provide sufficient cash.

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

Management has determined that, as of September 30, 2011, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2011, we issued 11,415,543 shares of Common Stock to the holders of our Series B, C, and E Preferred Stock.  Of this amount, 952,686 shares were issued in satisfaction of our obligation to pay $142,805 in dividends earned and/or owing during the quarter ended June 30, 2011, and 10,462,857 shares were issued pursuant to the conversion of Series B Preferred Share derivatives, Series C Preferred Share derivatives and Series E Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $1,086,039 at the time of their conversion.  We did not receive any proceeds in exchange for the issuance of these securities.  We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 to issue the common stock  The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Please see the discussion in Note 5 to our financial statements titled “NJEDA Bonds” which is incorporated herein by this reference.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

Item 6.  Exhibits.

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
Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated July 1, 2010 and filed with the SEC on July1, 2010

3.1 (o)
Amended Certificate of Designations of the Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated August 12, 2011 and filed with the SEC on August 18, 2011

3.1 (p)
Amended Certificate of Designations of the Series C Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated August 12, 2011 and filed with the SEC on August 18, 2011

3.1 (q)
Certificate of Correction Relating to the Amended Certificate of Designations of the Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated August 31, 2011 and filed with the SEC on August 31, 2011

3.1 (R)
Certificate of Correction Relating to the Amended Certificate of Designations of the Series C Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated August 31, 2011 and filed with the SEC on August 31, 2011

3.2
By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).

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

10.1
Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

ELITE PHARMACEUTICALS, INC.

Date:	November 14, 2011	/s/ Jerry Treppel
Jerry Treppel
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2011	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)