Form 10-Q
period 2011-12-31
ELITE PHARMACEUTICALS INC /NV/
filed 2012-02-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended                        to

Commission File Number: 001-15697

ELITE PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	22-3542636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Ludlow Avenue, Northvale, New Jersey	07647
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 30, 2012 the issuer had outstanding 267,981,747 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011 (Unaudited)	March 31, 2011 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$568,691	$1,825,858
Accounts receivable (net of allowance for doubtful accounts of -0-)	483,311	571,667
Inventories (net of reserve of $93,338 and $1,047,456, respectively)	431,400	616,362
Prepaid expenses and other current assets	58,798	133,472

Total Current Assets	1,542,200	3,147,359

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,542,590 and $4,189,618, respectively	4,234,604	4,118,274

INTANGIBLE ASSETS – net of accumulated amortization of $-0- and $-0-, respectively	629,963	597,556

OTHER ASSETS
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposits	14,913	28,377
Restricted cash – debt service for EDA bonds	333,246	291,420
EDA bond offering costs, net of accumulated amortization of $89,497 and $78,898, respectively	264,955	275,554

Total Other Assets	3,942,436	3,924,673

TOTAL ASSETS	$10,349,203	$11,787,862

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011 (Unaudited)	March 31, 2011 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
EDA bonds payable	$3,385,000	$3,385,000
Short term loans and current portion of long-term debt	10,257	13,105
Accounts payable and accrued expenses	1,227,152	935,797
Customer Deposits	—	39,400
Deferred revenues – current	13,333	13,333
Preferred share derivative interest payable	86,326	282,680

Total Current Liabilities	4,722,068	4,669,315

LONG TERM LIABILITIES
Deferred revenues	168,891	178,890
Other long term liabilities	78,379	75,463
Derivative liability – preferred shares	10,646,711	14,192,329
Derivative liability – warrants	9,043,464	10,543,145

Total Long Term Liabilities	19,937,445	24,989,827

TOTAL LIABILITIES	24,659,513	29,659,142

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 355,516,558 shares Issued and outstanding – 264,830,735 shares and 180,545,657 shares, respectively	264,831	180,546

Additional paid-in-capital	108,645,839	97,116,044

Accumulated deficit	(122,914,139)	(114,861,029)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(14,310,310)	(17,871,280)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,349,203	$11,787,862

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED December 31,		NINE MONTHS ENDED December 31,
	2011	2010	2011	2010
REVENUES
Manufacturing Fees	$170,099	$901,653	$847,832	$2,236,064
Royalties & Profit Splits	20,127	231,742	430,228	582,677
Lab Fee Revenues	319,712	92,902	495,987	234,123

Total Revenues	509,938	1,226,297	1,774,047	3,052,864

COSTS OF REVENUES	156,590	641,524	658,289	1,618,820

Gross Profit	353,348	584,773	1,115,758	1,434,044

OPERATING EXPENSES
Research and Development	386,430	179,525	1,030,141	494,968
General and Administrative	288,416	315,537	1,089,909	947,761
Non-cash compensation through issuance of stock options	6,113	7,580	18,340	33,268
Depreciation and Amortization	103,339	9,200	336,454	113,490

Total Operating Expenses	784,298	511,842	2,474,844	1,589,487

PROFIT / (LOSS) FROM OPERATIONS	(430,950)	72,931	(1,359,086)	(155,443)

OTHER INCOME / (EXPENSES)
Interest expense, net	(57,138)	(58,059)	(172,438)	(173,867)
Change in fair value of warrant derivatives	4,586,076	2,064,745	1,499,682	4,788,493
Change in fair value of preferred share derivatives	4,749,332	4,156,097	(7,665,268)	(412,908)
Interest expense attributable to preferred share derivatives	(86,325)	(306,440)	(353,500)	(976,799)

Discount in Series E issuance attributable to beneficial conversion features	—	—	—	(39,132)

Total Other Income / (Expense)	9,191,945	5,856,343	(6,691,524)	3,185,787

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	8,760,995	5,929,274	(8,050,610)	3,030,344

PROVISION FOR INCOME TAXES	—	1,062	2,500	7,302

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$8,760,995	$5,928,212	$(8,053,110)	$3,023,042

NET INCOME (LOSS) PER SHARE
Basic	$0.03	$0.06	$(0.03)	$0.03
Diluted	$0.02	$0.02	$(0.03)	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	262,067,348	96,873,523	247,443,617	92,196,433
Diluted	427,037,498	307,830,425	247,443,617	264,110,230

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance at Mar 31, 2011	180,545,657	$180,546	$97,116,044	100,000	$(306,841)	$(114,861,029)	$(17,871,280)

Net Loss						(8,053,110)	(8,053,110)

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	7,259,361	7,259	542,595				549,854

Conversion of Series B Preferred Shares into Common Shares	660,000	660	71,940				72,600

Conversion of Series C Preferred Shares into Common Shares	15,346,670	15,347	1,387,320				1,402,667

Conversion of Series D Preferred Shares into Common Shares	58,042,857	58,043	9,415,672				9,473,715

Conversion of Series E Preferred Shares into Common Shares	2,976,190	2,976	383,929				386,905

Non-cash compensation through the issuance of stock options			18,339				18,339

Commitment fee relating to the commitment of Socius to purchase Series F Preferred Stock			(250,000)				(250,000)

Costs associated with raising capital			(40,000)				(40,000)

Balance at December 31, 2011	264,830,735	$264,831	$108,645,839	100,000	$(306,841)	$(122,914,139)	$(14,310,310)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED DECEMBER 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(8,053,110)	$3,023,042
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	363,542	362,381
Change in fair value of warrant derivative liability	(1,499,682)	(4,788,493)
Change in fair value of preferred share derivative liability	7,665,268	412,908
Discount in Series E issuance attributable to embedded beneficial conversion feature	—	39,132
Preferred share derivative interest satisfied by the issuance of common stock	549,854	897,680
Non-cash compensation satisfied by the issuance of common stock and options	18,339	33,268
Non-cash rent expense	8,686	22,584
Non-cash lease accretion	949	601

Changes in Assets and Liabilities
Accounts receivable	88,356	(221,280)
Inventories	184,963	69,151
Prepaid and other current assets	74,671	76,239
Security deposits	13,464	(13,725)
Accounts payable, accrued expenses and other current liabilities	41,355	90,892
Deferred revenues and Customer deposits	(49,399)	234,956
Derivative interest payable	(196,354)	79,120

NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(789,098)	318,456

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(78,427)	(35,398)
Cost of leasehold improvements	(390,845)	(176,645)
Costs incurred for intellectual property assets	(32,406)	(191,274)
Proceeds from sale of retired equipment	—	30,000
Deposits to restricted cash, net	(41,826)	(51,464)
NET CASH USED IN INVESTING ACTIVITIES	(543,504)	(424,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series E Convertible Preferred Stock	125,000
Other loan payments	(9,565)	(56,669)
Costs associated with raising capital	(40,000)
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	75,435	(56,669)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,257,167)	(162,994)

CASH AND CASH EQUIVALENTS – beginning of period	1,825,858	578,187
CASH AND CASH EQUIVALENTS – end of period	$568,691	$415,193

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	172,439	114,950
Cash paid for taxes	2,500	4,182

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-Cash acquisition of Naltrexone ANDA	—	275,000
Commitment fee relating to commitment to purchase Series F Preferred Stock	250,000	—

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

NOTE 1	-	BASIS OF PRESENTATION AND LIQUIDITY

The information in this quarterly report on Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the “Company” or “Elite”) for the three and nine months ended December 31, 2011 and 2010. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted for interim financial statement presentation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

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

The Company does not anticipate being profitable for the fiscal year ending March 31, 2012; therefore a current provision for income tax was not established for the three and nine months ended December 31, 2011. Only the minimum liability required for state corporation taxes was considered.

The accompanying unaudited condensed consolidated financial statements were prepared on the assumption that the Company will continue as a going concern. As of December 31, 2011, the Company had a working capital deficit of $3.2 million, losses from operations totaling $1.4 million for the nine months ended December 31, 2011, other expenses totaling $6.7 million for the nine months ended December 31, 2011, and a net loss of $8.1 million for the nine months ended December 31, 2011. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

In addition, the Company has received Notice of Default from the Trustee of the NJED Bonds as a result of the utilization of the debt service reserve being used to pay semi-annual interest payments due on September 1st and March 1st of each year. The debt service reserve was first used to make such semi-annual interest payments on March 1, 2009 and has been utilized for all semi-annual interest payments due since September 1, 2009. As of December 31, 2011, there have been 6 separate interest payments, totaling $694k for which the debt service reserve was utilized to make such payments as a result of the Company’s not having sufficient funds available to make such payments when due.

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

Please refer to Note 5 to our financial statements for a more detailed discussion of the NJEDA Bonds and Notice of Default. Please also note that the working capital deficit of $3.2 million as of December 31, 2011, includes the entire principal amount due in relation to the NJEDA Bonds. This amount, totaling $3.4 million was first classified as a current liability as of March 31, 2010, due to the Notice of Default received from the Trustee in relation to the NJEDA Bonds.

As of December 31, 2011, we had cash reserves of $0.6 million. The completion of all transactions contemplated by the Epic Strategic Alliance agreement is expected to provide additional funds to permit us to continue development our product pipeline. Despite the successful completion of the initial, second and third closings of the Epic Strategic Alliance Agreement, and the first three of a total of twelve quarterly payments of $62,500 each, there can be no assurances that Elite will be able to consummate the remaining nine quarterly payments due under the Epic Strategic Alliance Agreement. If such transactions are consummated, we will receive additional cash proceeds of $0.5625 million. Even if we were to receive the remaining nine quarterly payments due pursuant to the Epic Strategic Alliance Agreement, we still may be required to seek additional capital in the future and there can be no assurances that Elite will be able to obtain such additional capital on favorable terms, if at all. For additional information regarding the Epic Strategic Alliance Agreement, please see our disclosures under “Epic Strategic Alliance Agreement” in Item 7 of Part II of our Annual Report on Form 10-K, and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009, June 5, 2009, July 1, 2010 and June 29, 2011, such disclosures being herein incorporated by reference.

On December 30, 2011, Elite entered into a securities purchase agreement (the “Socius Agreement”) with Socius CG II, Ltd. (“Socius”), under which, subject to the terms of the Socius Agreement, Elite may sell up to $5 million on non-convertible Series F preferred stock (the “Series F Preferred Stock”) to Socius. Such terms include, without limitation, the filing and effectiveness of a registration, as a prerequisite of any sales of Series F Preferred Stock to Socius. There can be no assurance that Elite will be able to meet the terms and conditions representing such prerequisites of any sales of Series F Preferred Stock to Socius. Even if Elite were to sell to Socius up to $5 million of Series F Preferred Stock, it still may be required to seek additional capital in the future and there can be no assurances that Elite will be able to obtain such additional capital on favorable terms, if at all. For additional information on the Socius Agreement, please refer to the Current Report on Form 8-K filed with the SEC on January 5, 2012, with such filing being herein incorporated by reference.

Furthermore, with regards to our product pipeline, please note that significant delays in the commercialization of Naltrexone 50mg have occurred as a result of a notification received from the FDA reclassifying to a Prior Approval Supplement, the Company’s Changes Being Effected in 30 Days Supplement (“CBE-30”) related to a change in the manufacturing and packaging site this product.

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

As of December 31, 2011, the following costs were recorded as intangible assets on the Company’s balance sheet:

Intangible assets at March 31, 2011 (audited)
Patent application costs	147,556
ANDA acquisitions	450,000
Total Intangible Assets at March 31, 2011 (audited)	597,556

Intangible asset costs capitalized during the nine months ended December 31, 2011
Patent application costs	32,407
ANDA acquisition costs	—

Amortization of intangible assets during the nine months ended December 31, 2011
Patent application costs	—
ANDA acquisition costs	—

Intangible assets at December 31, 2011 (unaudited)
Patent application costs	179,963
ANDA acquisitions costs	450,000
Total Intangible Assets at December 31, 2011 (unaudited)	629,963

The costs incurred in patent applications totaling $32,407 for the nine months ended December 31, 2011, were related to our abuse resistant opioid product lines. The Company is continuing its efforts to achieve approval of such patents. Additional costs incurred in relation to such patent applications will be capitalized as intangible assets, with amortization of such costs to commence upon approval of the patents.

NOTE 5	-	NJEDA BONDS

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of December 31, 2011, all of the proceeds were utilized by the Company for such stated purposes.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $3,533 and $10,598 for the three and nine months ended December 31, 2011.

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

Preferred Stock Derivative Liability as of December 31, 2011
	Series B	Series C	Series D	Series E	Total
Preferred shares Outstanding	796.6	3,116	—	3,112.5	7,025.1

Underlying common shares into which Preferred may convert	5,310,393	20,773,333	—	126,012,146	152,095,872

Closing price on valuation date	$0.07	$0.07	n/a	$0.07	$0.07

Preferred stock derivative liability at December 31, 2011	$371,728	$1,454,133	$—	$8,820,850	$10,646,711

Preferred stock derivative liability at September 30, 2011	$536,350	$2,958,627	$—	$12,677,200	$16,172,177

Preferred stock derivative liability at June 30, 2011	$97,593	$572,087	$—	$20,659,722	$21,329,402

Preferred stock derivative liability at March 31, 2011	$56,961	$333,906	$4,527,343	$9,274,119	$14,192,329

CHANGE IN VALUE OF PREFERRED STOCK DERIVATIVE LIABILITY

	Three months ended Dec 31		Nine months ended Dec 31,
	2011	2010	2011	2010
Change in Preferred Stock Derivative Liability	$(4,749,332)	$(4,156,097)	$7,665,268	$412,908

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

Automatic Monthly Conversions : On each Monthly Conversion Date (as defined below), a number of shares of the Preferred Stock equal to each Holder’s pro rata portion (based on the number of shares of Preferred Stock held by each Holder on August 1, 2011) of the Monthly Conversion Amount (as defined below) will automatically convert into shares of the Company’s Common Stock at the then effective conversion price (each such conversion, a “Monthly Conversion”). Notwithstanding the foregoing, the Company will not be permitted to effect a Monthly Conversion on a Monthly Conversion Date unless (i) the Common Stock shall be listed or quoted for trading on a trading market, (ii) there is a sufficient number of authorized shares of Common Stock for issuance of all Common Stock to be issued upon such Monthly Conversion, (iii) as to any Holder of the Preferred Stock, the issuance of shares will not cause a breach of the ownership limitations set forth in the Amended Certificates, (iv) if requested by a Holder of the Preferred Stock and a customary Rule 144 representation letter relating to all shares of Common Stock to be issued upon each Monthly Conversion is provided by such Holder after request from the Company, the shares of Common Stock issued upon such Monthly Conversion are delivered electronically through the Depository Trust Company or another established clearing corporation performing similar functions(“DTC”), may be sold by such Holder pursuant to an exemption under the Securities Act of 1933 and are otherwise free of restrictive legends and trading restrictions on such holder, (v) there has been no public announcement of a pending or proposed Fundamental Transaction or Change of Control Transaction (as such terms are defined in the Amended Certificates) that has not been consummated, (vi) the applicable Holder of Preferred Stock is not in possession of any information provided to such holder by the Company that constitutes material non-public information, and (vii) the average VWAP (as defined in the Amended Certificates) for the 20 trading days immediately prior to the applicable Monthly Conversion Date equals or exceeds the then effective conversion price of the Preferred stock. As used herein, the following terms have the following meanings: (i) “Monthly Conversion Date” means the first day of each month, commencing on September 1, 2011, and terminating on the date the Preferred Stock is no longer outstanding; (ii) “Monthly Conversion Amount” means an aggregate Stated Value of the Preferred Stock among all Holders that is equal to 35% of aggregate dollar trading volume of the Common Stock during the 20 Trading Days immediately prior to the applicable Monthly Conversion Date (such 20 Trading Day period, the “Measurement Period”), increasing to 50% of the aggregate dollar trading volume during the Measurement Period if the average VWAP during such Measurement Period equals or exceeds US $0.20 (subject to adjustment for forward and reverse stock splits and the like that occur after August 1, 2011) and further increasing to 70% of the aggregate dollar trading volume during such Measurement Period if the average VWAP during such Measurement Period equals or exceeds $0.25 (subject to adjustment for forward and reverse stock splits and the like that occur after August 1, 2011). All shares of Common Stock issued on a Monthly Conversion Date shall be delivered otherwise in accordance with the procedures and time frames set forth in Section 6 of the Amended Certificates. Upon the request of the Company, each Holder shall provide to the Company, a customary Rule 144 representation letter relating to all shares of Common Stock to be issued upon each Monthly Conversion. As of December 31, 2011, the Company does not meet certain of the requirements for Automatic Monthly Conversions.

For further details, please refer to the Current Reports on Form 8-K filed with the SEC on August 12, 2011 and August 31, 2011, such filings being herein incorporated by reference.

Warrant Derivative Liabilities
The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

FAIR VALUE OF WARRANT DERIVATIVE LIABILITY
	March 31 2011	June 30 2011	Sept 30 2011	Dec 31 2011
Risk-Free interest rate	0.09% - 2.9%	0.3% - 2.5%	0.02% - 1.3%	0.02% - 1.09%
Expected volatility	138% - 194%	153% - 217%	133% - 196%	100% - 175%
Expected life (in years)	0.3 – 7.0	0.0 – 6.8	0.2 – 6.5	0.3 – 6.3
Expected dividend yield	—	—	—	—
Number of warrants	155,325,048	154,334,659	154,153,308	153,674,610

Fair Value of Warrant Derivative Liability	$10,543,145	$24,126,576	$13,629,540	$9,043,464

CHANGE IN VALUE OF WARRANT DERIVATIVE LIABILITY

	Three months ended Dec 31,		Nine months ended Dec 31,
	2011	2010	2011	2010
Change in Warrant Derivative Liability	$(4,586,076)	$(2,064,745)	$(1,499,682)	$(4,788,493)

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

Preferred share derivative interest payable as of December 31, 2011 consisted of $86,236 in derivative interest accrued and owing as of December 31, 2011. The full amount of derivative interest payable as of December 31, 2011, was paid via the issuance of 1,151,013 shares of common stock in January 2012.

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

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

RENT EXPENSE
	Three Months Ended Dec 31, 2011	Three Months Ended Dec 31, 2010	Nine Months Ended Dec 31, 2011	Nine Months Ended Dec 31, 2010
Rent Expense	$22,584	$22,584	$67,753	$45,169
Change in deferred rent liability	$2,895	$22,584	$8,686	$45,169

DEFERRED RENT LIABILITY (LONG-TERM LIABILITY)
	March 31 2011	June 30 2011	September 30 2011	December 31 2011
Balance of Deferred Rent Liability	$48,064	$50,960	$53,855	$56,748

NOTE 9	-	DEFERRED REVENUES

Deferred revenues totaling $182,224 represents the unamortized amount of a $200,000 advance payment received from Precision Dose Inc. for a licensing agreement with a fifteen year term beginning in September 2010 and ending in August 2025. The advance payment was recorded as deferred revenue when received and is earned, on a straight line basis over the fifteen year life of the license. The current portion of deferred revenues, totaling $13,333 represents the revenue that will be recognized over the 12 months immediately subsequent to December 31, 2011. The long term portion of deferred revenues, totaling $168,891, represents the revenue that will be recognized during the period that begins more than twelve months subsequent to December 31, 2011. Please refer to exhibit 10.9 of the quarterly report on form 10-Q filed on November 15, 2010 for further details on the Precision Dose Manufacturing Agreement, with such exhibit being herein incorporated by this reference.

NOTE 10	-	STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended December 31, 2011, the Company issued a total of 84,285,078 shares of Common Stock, with such issuances of Common Stock being summarized as follows:

Description	Shares Of Common Stock
Common shares issued in lieu of cash in payment of preferred share derivative interest expenses totaling $282,680 which were due and owing as of March 31, 2011 to holders of the Company’s Series B, Series C and Series D Preferred Share derivative instruments	4,775,017

Common shares issued in lieu of cash in payment of preferred share derivative interest expenses totaling $142,805 which were due and owing as of June 30, 2011 to holders of the Company’s Series B, Series C and Series D Preferred Share derivative instruments	952,686

Common shares issued in lieu of cash in payment of preferred share derivative interest expenses totaling $124,370 which were due and owing as of December 31, 2011 to holders of the Company’s Series B and Series C Preferred Share derivative instruments	1,531,658

Common shares issued pursuant to the conversion of Series B Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $72,600 at the time of their conversion	660,000

Common shares issued pursuant to the conversion of Series C Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $1,402,667 at the time of their conversion	15,346,670

Common shares issued pursuant to the conversion of Series D Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $9,473,715 at the time of their conversion	58,042,857

Common shares issued pursuant to the conversion of Series E Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $386,905 at the time of their conversion	2,976,190

Total Common Shares issued during the nine months ended December 31, 2011	84,285,078

Options

At December 31, 2011, the Company had 1,943,605 options fully vested and outstanding with exercise prices ranging from $0.06 to $3.00 per share; each option representing the right to purchase one share of common stock. In addition, there are 1,065,395 options issued pursuant to the Company’s 2004 Stock Option Plan which are outstanding and not vested, with exercise prices ranging from $0.06 to $2.50 per share. These options are scheduled to vest in equal annual increments on January 18, 2012 and 2013 or upon the occurrence of certain defined events and require that employees awarded such options be employed by the Company on the vesting date.

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

	For the Three Months Ended Dec 31,		For the Nine Months Ended Dec 31,
	2011	2010	2011	2010
Numerator
Net Income (loss) attributable to common shareholders - Basic	8,720,994	$5,928,212	$(8,093,110)	$3,023,043

Net Income attributable to common shareholders - Diluted	8,807,320	5,621,771	n/a	2,046,243

Denominator
Weighted-average shares of common stock outstanding	262,067,348	96,873,523	247,443,617	92,196,433

Dilutive effect of stock options, warrants and convertible securities	164,970,150	210,956,902	n/a	171,913,797

Net (loss) income per share
Basic	$0.03	$0.06	$(0.03)	$0.03
Diluted	$0.02	$0.02	$(0.03)	$0.01

NOTE 12	-	SUBSEQUENT EVENTS

Common shares issued in lieu of cash in payment of derivative interest expense

Derivative interest expense related to the Preferred Share derivatives due and payable as of December 31, 2011 were paid during January 2012 through the issuance of 1,151,013 shares of common stock.

Reincorporation in Nevada

On January 5, 2012 (the “Effective Date”), Elite Pharmaceuticals, Inc., a Delaware corporation (the "Company" or "Elite Delaware") consummated a merger with Elite Pharmaceuticals, Inc. (“Elite Nevada”), its newly formed wholly-owned subsidiary, pursuant to the terms and conditions of an Agreement and Plan of Merger (the "Reincorporation"). As a result of the Reincorporation, the legal domicile of Company is now Nevada.

As of the Effective Date, Elite Nevada, as the surviving corporation in the Reincorporation, continues to operate the business of Elite Delaware as it existed prior to the Reincorporation. Elite Delaware’s stockholders, at their Annual Meeting held on October 18, 2011, authorized the Company’s Board of Directors, in its discretion, to effect a change of domicile from Delaware to Nevada. On January 5, 2012, the Board determined to effect the Reincorporation. Other than the change in the state of incorporation, the Reincorporation did not result in any change in the business, physical location, management, assets, liabilities or obligations of Elite Delaware, nor did it result in any change in location of Elite Delaware’s employees, including Elite Delaware’s management. Each director and officer of Elite Delaware continues to hold his respective offices with Elite Nevada.

The Reincorporation did not alter any stockholder's percentage ownership interest or number of shares owned in Elite Delaware. As of the Effective Date, each outstanding share of Elite Delaware common stock and preferred stock automatically converted into an outstanding share of Elite Nevada common stock and preferred stock, respectively, and each outstanding option, warrant and other right to acquire shares of Elite Delaware common stock converted into an outstanding option, warrant or other right to acquire shares of Elite Nevada common stock. Stockholders are not required to undertake any exchange of stock certificates, as shares in Elite Delaware, are deemed to represent an equal number of shares in Elite Nevada. Furthermore, the Company's common stock will continue to trade on the OTC BB. As of the Effective Date, each employee benefit plan, incentive compensation plan or other similar plan of Elite Delaware converted into an employee benefit plan, incentive compensation plan or other similar plan of Elite Nevada.

In connection with the Reincorporation, as of the Effective Date, for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (i) Elite Nevada automatically inherited the Exchange Act reporting obligations of Elite Delaware, (ii) the common stock of Elite Nevada is deemed registered under Section 12(b) of the Exchange Act by operation of Exchange Act Rule 12g-3(a) and (iii) Elite Nevada is deemed to be successor issuer to Elite Delaware.

As of the Effective Date, the rights of Elite Delaware's stockholders are governed by the General Corporation Law of the State of Nevada (the "NGCL") and the Articles of Incorporation and Bylaws of Elite Nevada. The Articles of Incorporation and Bylaws of Elite Nevada include certain provisions which are required by the NGCL and may alter the rights of stockholders and powers of management.

For a description and discussion of these differences, please refer to “Proposal 3: Reincorporation In Nevada; Differences between Delaware and Nevada Law” Elite Delaware's proxy statement on Schedule 14A filed with the Securities and Exchange Commission on August 31, 2011, which is incorporated by reference herein.

A Current Report on Form 8-K was filed with the SEC on January 9, 2012, with such filing being herein incorporated by reference.

Methadone shipment

On January 12, 2012, Elite made the initial shipment of methadone hydrochloride 10mg tablets to ThePharmaNetwork LLC, and its wholly owned subsidiary, Ascend Laboratories, LLC under the commercial manufacturing and supply agreement dated June 23, 2011.

The methadone hydrochloride tablets are the generic equivalent of the Dolophine® hydrochloride 10 mg tablets. The product and its equivalents had annual sales of approximately $44 million based on September 2011 data.

Elite will be compensated at an agreed upon price for the manufacturing and packaging of the products.

A current report on Form 8-K was filed with the SEC on January 17, 2012, with such filing being herein incorporated by reference.

Approval of Hydromorphone 8mg

On January 23, 2012, the Company received notice from the FDA that the FDA approved the Company’s supplemental application for the manufacturing and packaging of Hydromorphone Hydrochloride USP 8mg. This approval will allow the Company to commence the commercial manufacturing and packaging of this product for its sales and marketing partner, Precision Dose Inc. and its wholly owned subsidiary, TAGI Pharmaceuticals Inc., which will distribute the product as part of a multi-product distribution agreement.

A current report on Form 8-K was filed with the SEC on January 27, 2012, with such filing being incorporated herein by reference

For further details on the multi-product distribution agreement with Precision Dose Inc. please refer to the Current Report on Form 8-K filed with the SEC on September 10, 2010 and the Annual Report on Form 10-K filed with SEC on June 29, 2011, with both such filings being herein incorporated by reference.

Sale of New Jersey State Net Operating Losses

In January 2012, the Company received final approval from the NJEDA for the sale of New Jersey net operating losses with net tax benefits equal to $529,132 under the Technology Business Tax Certificate Transfer Program. The Company sold the net operating loss approved for sale at a transfer price equal to ninety two cents equal to every benefit dollar. The proceeds of such sale, totaling $486,801, were received by the Company during January 2012.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2011

COMPARED TO THE

THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2010

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

Overview

We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled-release products, using proprietary know-how and technology, particularly as it relates to abuse resistant products. Our strategy includes improving off-patent drug products for life cycle management and developing generic versions of controlled-release drug products with high barriers to entry.

We have three products currently being sold commercially, and one recently approved product available for commercialization, as follows:

•	Phentermine 37.5mg tablets
•	Lodrane D® immediate release Brompheniramine/Pseudoephedrine capsules
•	Methadone Hydrochloride 10mg tablets
•	Hydromorphone Hydrochloride 8mg tablets (approved for commercial production on January 23, 2012)

We have also purchased an approved generic naltrexone product, with the transfer of the manufacturing process of such product from the facilities of the previous ANDA holder to our facilities in Northvale, New Jersey (the “Northvale Facility”) being currently on-going. This transfer to the Northvale Facility has been significantly delayed, as a result of the Company being notified by the FDA of its reclassification of our CBE-30 supplement to a prior approval supplement. The transfer of the manufacturing process of naltrexone is a prerequisite to the commercial launch of this generic product. We believe that the commercial launch of this generic product will be a material event and any delays in such launch will have a significant and adverse effect on the Company’s operation and results.

Elite also executed a license agreement with Precision Dose, Inc. (the “Precision Dose Agreement”) and a manufacturing agreement with The PharmaNetwork LLC (the “TPN Agreement”). The Precision Dose Agreement provides for the marketing and distribution, in the United States, Puerto Rico and Canada, of Phentermine 37.5mg tablets, generic hydromorphone, generic naltrexone and a certain additional product that had been filed for approval with the FDA. Phentermine 37.5mg tablets were launched in April 2011, and the Company received approval from the FDA to manufacture and package generic hydromorphone on January 23, 2012 . The TPN Agreement, executed on June 23, 2011, provides for the manufacture and packaging by the Company of The PharmaNetwork’s methadone hydrochloride, 10mg tablets (“Methadone 10mg”), with the Methadone 10mg to be marketed by TPN’s wholly owned subsidiary, Ascend Laboratories, LLC. The FDA has approved the manufacturing of Methadone 10mg at the Northvale Facility and the initial shipment of Methadone 10mg occurred during January 2012.

Elite has an undisclosed generic product filed with the FDA that is awaiting review. This product is licensed to TAGI. One of the undisclosed generic products worked on under the Epic Strategic Alliance Agreement has also been filed with the FDA. In addition, Elite also has an undisclosed generic product filed with the FDA that is awaiting review and for which Elite retains all rights.

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

Strategy

Elite is focusing its efforts on the following areas: (i) development of Elite’s pain management products, including abuse resistant products, (ii) set up and launch of approved generic products; (iii) the development of the other products in our pipeline including the eight products pursuant to the Epic Strategic Alliance Agreement; (iv) commercial exploitation of our products either by license and the collection of royalties, or through the manufacture of our formulations, and (v) development of new products and the expansion of our licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

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

Commercial Products

On April 7, 2011, Elite made the initial shipment of phentermine HCl 37.5 mg tablets to TAGI. This triggered a milestone payment under the Precision Dose Agreement. Phentermine 37.5mg tablets is now a commercial product being distributed by our partner, TAGI.

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

Elite’s revenue derived from phentermine 37.5mg tablets during the nine months ended December 31, 2011 was approximately $340k, with such amount including a $145k milestone payment triggered by the first shipment of the product, $145k in manufacturing revenues and $50k in royalties paid pursuant to the Precision Dose Agreement

On September 27, 2011, the Company, along with ECR Pharmaceuticals (“ECR”), a wholly owned subsidiary of Hi-Tech Pharmacal (“Hi-Tech”) announced the launch of Lodrane D®, an immediate release formulation of brompheniramine maleate and pseudoephedrine HCl, an effective, low-sedating antihistamine combined with a decongestant.

Lodrane D® is promoted and distributed in the U.S. by ECR, Hi-Tech’s branded division. Lodrane D® is available over-the-counter but also has physician promotion. Lodrane D® is the one of the only adult brompheniramine containing products available to the consumer at this time.

Lodrane D® is marketed under the Over-the-Counter Monograph (the “OTC Monograph”) and accordingly, under the Code of Federal Regulations can be lawfully marketed in the US without prior approval. Under the Federal Food Drug and Cosmetic Act (“FDCA”), FDA regulations and statements of FDA policy, certain drug products are permitted to be marketed in the U.S. without prior approval. Within the past few years, the FDA has revised its enforcement policies, significantly limiting the circumstances under which these unapproved products may be marketed. If the FDA determines that a company is distributing an unapproved product that requires approval, the FDA may take enforcement action in a variety of ways, including, without limitation, product seizures and seeking a judicial injunction against distribution.

Elite is manufacturing the product for ECR and will receive revenues for the manufacturing, packaging and laboratory stability study services for the product, as well as royalties on sales. The current U.S. allergy market exceeds $3.5 billion.

A current report on Form 8-K was filed with the SEC on September 27, 2011, with such filing being herein incorporated by reference.

Elite’s revenue derived from Lodrane D® during the nine months ended December 31, 2011 was approximately $101k.

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

Transfer of the manufacturing process of Hydromorphone 8mg to the Northvale Facility, a prerequisite of the Company’s commercial launch of the product, was approved by the FDA on January 23, 2012. However, please note that the completion of such transfer had been significantly delayed as a result of the FDA’s reclassification of the Company’s CBE-30 supplement filing to a prior approval supplement filing. As a result of the delays caused by this reclassification, the Company recorded an impairment of the Hydromorphone 8mg ANDA in an amount equal to the entire purchase price of the acquisition. A current report on Form 8-K was filed with the SEC on June 6, 2011 in relation to this issue, with such filing being herein incorporated by reference. This impairment was recorded and is included in the Company’s audited financial statements as of March 31, 2011 and presented in the Annual Report on Form 10-K filed with the SEC on June 29, 2011 and incorporated herein by reference. For further details on this issue, please also refer to the Current Report on Form 8-K and filed with the SEC on June 6, 2011, with such filing being herein incorporated by reference.

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

Transfer of the manufacturing process of Naltrexone 50mg to the Northvale Facility is a prerequisite of the Company’s commercial launch of the product and is currently in process. However, please note that the completion of such transfer has been significantly delayed as a result of the FDA’s reclassification of the Company’s CBE-30 supplement filing to a prior approval supplement filing. As a result of the delays caused by this reclassification, the Company has recorded an impairment of the Naltrexone 50mg ANDA in an amount equal to the entire purchase price of the acquisition. This impairment was recorded and is included in the Company’s audited financial statements as of March 31, 2011 and presented in the Annual Report on Form 10-K filed with the SEC on June 29, 2011 with such filing being herein incorporated by reference.

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

During the three months ended June 30, 2011, Elite made its final shipments of the Lodrane® Extended Release Products. Elite’s revenues for the manufacturing these products for the nine months ended December 31, 2011 and 2010 were $251k and $1,334k, respectively. In addition, the Company sold to ECR, at cost without markup, all raw materials related to the manufacture of the Lodrane® Extended Release Products which remained in stock subsequent to the final shipment of the Lodrane® Extended Release Products. Revenues from the sale of these raw materials totaled approximately $221k. As manufacturing of the Lodrane® Extended Release Products has ceased, there will be no further manufacturing revenues derived from the Lodrane® Extended Release Products until such products receive the necessary approvals from the FDA. Please note that there can be no assurances that such approvals will be granted or that future manufacturing revenues will be earned by the Company from the manufacture of the Lodrane® Extended Release Products, should such approvals be granted by the FDA.

Royalties on in-market sales of the Lodrane® Extended Release Products earned during the nine months ended December 31, 2011 and 2010 were $225k and $351k, respectively. While Elite’s manufacturing of the Lodrane® Extended Release Products has ceased, the sale of such products in the US market was still permitted by the FDA until August 30, 2011. The Company earned royalties on any in-market sales that occurred up to that date.

Revenues from contract laboratory and formulation development services for the nine months ended December 31, 2011 and 2010 were $496k and $234k, respectively. Contract laboratory services for the Lodrane® Extended Products will continue, on a residual basis, through the fiscal year ended March 31, 2012, as such services consist of stability studies that must be performed over certain defined time periods. These revenues are expected to be significantly less than laboratory service revenues earned in prior periods.

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

Revenues earned by the Company in relation to the Isradipine/Phendimetrazine Agreement during the nine months ended December 31, 2011 were $25,000.

Contract Manufacturing of Methadone

On June 23, 2011, Elite entered into a commercial manufacturing and supply agreement with ThePharmaNetwork, LLC and its wholly owned subsidiary, Ascend Laboratories LLC (together “TPN”). Under the terms of the agreement, Elite will perform manufacturing and packaging for TPN’s Methadone Hydrochloride, 10mg tablets (“Methadone 10mg”). The FDA has approved the manufacturing of Methadone 10mg at the Northvale Facility and commercial launch of this product is expected during this fiscal year.

A Current Report on Form 8-K was filed on June 29, 2011 in relation to this announcement, such filing being herein incorporated by this reference.

The initial shipment to TPN of Methadone 10mg was made on January 17, 2012. A Current Report on Form 8-K was filed on January 17, 2012 with regards to this initial shipment, with such filing being herein incorporated by reference.

No revenues were earned by the Company in relation to this contract manufacturing agreement with TPN during the nine months ended December 31, 2011. As the initial shipment of this product occurred subsequent to December 31, 2011, any revenues earned in relation to this contract manufacturing agreement will be recorded in periods beginning subsequent to December 31, 2011.

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

Revenues earned by the Company in relation to the Mikah Development Agreement during the nine months ended December 31, 2011 totaled $25,000.

For further details on the Hi-Tech Development Agreement, please refer to the current report on Form 8-K filed with the SEC on January 4, 2011 and exhibit 10.68 of the Annual Report on Form 10-K filed with the SEC on June 29, 2011, such filings being herein incorporated by reference.

Revenues totaling $305k were earned by the Company in relation to the Hi-Tech Development Agreement during the nine months ended December 31, 2011.

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

Results of Consolidated Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Our revenues for the three months ended December 31, 2011 were $510k a decrease of $716k or approximately 58% over revenues for the comparable period of the prior year, and consisted of $170k in manufacturing fees, $319k in lab and product development fees and $20k in royalties and license fees. Revenues for the three months ended December 31, 2010, consisted of $902k in manufacturing fees, $93k in lab and product development fees, and $232k in royalties and license fees. Manufacturing fees decreased by approximately 81% due to the removal from the market of the Lodrane® Extended Release Products, pursuant to a directive from the FDA issued in March 2011. Please refer to the Current Report on Form 8-K filed with the SEC on March 4, 2011 for further details, with such filing being herein incorporated by reference. Lab and product development fees increased by approximately 244% due to product development fees earned from the Hi-Tech Development Agreement and the Mikah Development Agreement, offset by decreased lab stability study revenues relating the discontinuance of the Lodrane® Extended Release Products. Royalties and license fees decreased by 91% due to the removal from the market of the Lodrane® Extended Release Products as of August 30, 2011, pursuant to the directive of the FDA issued in March 2011.

Research and development costs for the three months ended December 31, 2011 were $386k, an increase of $206k or approximately 115% from $180k of such costs for the comparable period of the prior year. The increase was primarily due to the shifting of personnel and operational resources from commercial manufacturing to product development as a result of the discontinuance of the Lodrane® Extended Release Products.

General and administrative expenses for the three months ended December 31, 2011, were $288k, a decrease of $27k, or approximately 9% from $316k of general and administrative expenses for the comparable period of the prior year. The decrease was primarily due to continuing overhead cost reductions being implemented by management.

Depreciation and amortization for the three months ended December 31, 2011 was $103k, an increase of $94k, or approximately 1023%, from $9k for the comparable period of the prior year. The increase was primarily due to depreciation expense related to excess capacity at the Northvale Facility which has resulted from the discontinuance of the Lodrane® Extended Release Products.

Non-cash compensation through the issuance of stock options and warrants for the three months ended December 31, 2011 was $6k, a decrease of $2k, or approximately 25% from $8k for the comparable period of the prior year. The decrease was due to the timing of the amortization schedule established at the time of issuance of the related stock options and warrants.

As a result of the foregoing, our loss from operations for the three months ended December 31, 2011 was $431k, compared to a profit from operations of $73k for the three months ended December 31 2010.

Other income for the three months ended December 31, 2011 was $9,192k, an increase in other income of $3,336k from the net other income of $5,856k for the comparable period of the prior year. The increase in other income was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the quarter ended December 31, 2011 totaling $9,335k, as compared to a net derivative income of $6,221k for the comparable period of the prior year. Please note that derivative income/(expenses) are most significantly determined by the closing price of the Company’s Common Stock as of the end of each annual or quarterly reporting period, and also as of the date on which shares of the Company’s convertible preferred stock are converted into common stock, with incomes being generated by decreases in such closing prices and expenses being incurred by increases in such closing prices. The closing price of the Company’s Common Stock as of December 31, 2011 was $0.07, as compared to a closing price of $0.10 as of September 30, 2011. Closing prices on the various dates on which shares of convertible preferred stock were converted to common stock ranged from $0.07 to $0.10 during the quarter ended December 31, 2011. These variances in the closing price of the Company’s Common Stock as compared with the closing price at the end of the immediately preceding quarter were significant factors in the derivative income recorded during the quarter ended December 31, 2011.

As a result of the foregoing, our net income for the three months ended December 31, 2011 was $8,761k, compared to a net income of $5,928k for the three months ended December 31, 2010.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010

Our revenues for the nine months ended December 31, 2011 were $1,774k a decrease of $1,279k or approximately 42% over revenues for the comparable period of the prior year, and consisted of $848k in manufacturing fees, $496k in lab and product development fees and $430k in royalties and license fees. Revenues for the nine months ended December 31, 2010, consisted of $2,236k in manufacturing fees, $234k in lab and product development fees, and $583k in royalties and license fees. Manufacturing fees decreased by approximately 62% due to the removal from the market of the Lodrane® Extended Release Products, pursuant to a directive from the FDA issued in March 2011. Please refer to the Current Report on Form 8-K filed with the SEC on March 4, 2011 for further details, with such filing being herein incorporated by reference. Lab and product development fees increased by approximately 112% due to product development fees earned from the Hi-Tech Development Agreement and the Mikah Development Agreement, offset by decreased lab stability study revenues relating the discontinuance of the Lodrane® Extended Release Products. Royalties and license fees decreased by 26% due to the removal from the market of the Lodrane® Extended Release Products as of August 30, 2011, offset by milestone payments received pursuant to the Precision Dose Agreement and related to the April 2011 launch of Phentermine 37.5mg tablets. In-market sales of the Lodrane® Extended Release Products were only permitted for five of the nine months in the nine month period ended December 31, 2011, as compared with a full nine months of sales occurring during the comparable period of the prior year.

Research and development costs for the nine months ended December 31, 2011 were $1,030k, an increase of $535k or approximately 108% from $495k of such costs for the comparable period of the prior year. The increase was primarily due to the shifting of personnel and operational resources from commercial manufacturing to product development as a result of the discontinuance of the Lodrane® Extended Release Products.

General and administrative expenses for the nine months ended December 31, 2011, were $1,090k, an increase of $142k, or approximately 15% from $948k of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to overhead costs related to excess capacity at the Northvale Facility which has resulted from the discontinuance of the Lodrane® Extended Release Products, increased real estate taxes at the Northvale Facility and increased legal fees related to the conversion of Series B,C,D and E Preferred Shares to Common Shares and preparation of the preliminary and final proxy statements which were filed during the nine month period ended December 31, 2011.

Depreciation and amortization for the nine months ended December 31, 2011 was $336k, an increase of $223k, or approximately 197%, from $113k for the comparable period of the prior year. The increase was primarily due to depreciation expense related to excess capacity at the Northvale Facility which has resulted from the discontinuance of the Lodrane® Extended Release Products.

Non-cash compensation through the issuance of stock options and warrants for the nine months ended December 31, 2011 was $18k, a decrease of $15k, or approximately 45% from $33k for the comparable period of the prior year. The decrease was due to the timing of the amortization schedule established at the time of issuance of the related stock options and warrants.

As a result of the foregoing, our loss from operations for the nine months ended December 31, 2011 was $1,359k, compared to a loss from operations of $155k for the nine months ended December 31, 2010.

Other expenses for the nine months ended December 31, 2011 were a net expense of $6,692k, an increase in other net expenses of $9,878k from the net other income of $3,186k for the comparable period of the prior year. The increase in other expenses was due to derivative expenses relating to changes in the fair value of our preferred shares and outstanding warrants during the nine months ended December 31, 2011 totaling $6,166k, as compared to a net derivative income of $4,376k for the comparable period of the prior year. Please note that derivative income/(expenses) are most significantly determined by the closing price of the Company’s Common Stock as of the end of each annual or quarterly reporting period, and also as of the date on which shares of the Company’s convertible preferred stock are converted into common stock, with incomes being generated by decreases in such closing prices and expenses being incurred by increases in such closing prices. The closing price of the Company’s Common Stock as of December 31, 2011 was $0.07, as compared to a closing price of $0.08 as of March 31, 2011. Closing prices on the various dates on which shares of convertible preferred stock were converted to common stock ranged from $0.07 to $0.22 during the nine months ended December 31, 2011. These variances in the closing price of the Company’s Common Stock as compared with the closing price at the end of the immediately preceding fiscal year end were significant factors in the derivative income recorded during the nine months ended December 31, 2011.

As a result of the foregoing, our net loss for the nine months ended December 31, 2011 was $8,051k, compared to a net income of $3,023k for the nine months ended December 31, 2010.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), decreased to a deficit of 3.2 million as of December 31, 2011 from a working capital deficit of $1.5 million as of March 31, 2011, primarily due to our net loss from operations, exclusive of non-cash charges. In addition, it should be noted that current liabilities includes the entire principal amount due on the Company’s NJEDA Bonds Payable. This amount, totaling $3.4 million has been classified as a current liability as a result of the Company receiving a notice of default from the Trustee of the NJ-EDA Bonds. Please refer to Note 5 to our financial statements and Item 3 of this quarterly report on Form 10-Q for further details.

Net cash used by operations was $789k for the nine months ended December 31, 2011, primarily due to our net loss from continuing operations of $8,053k, offset by non-cash charges totaling $7,264k, which included, without limitation, depreciation and amortization of $363k, net expense from the change in fair value of derivative liabilities of $6,166k, derivative interest payments satisfied through the issuance of common shares in lieu of cash of $550k, non-cash compensation satisfied by the issuance of common stock and options of $18k, decreases in inventories of $185k, decreases in accounts receivable of $88k and increases in accounts payable and other current liabilities of $41k.

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations

As of December 31, 2011, the Company had a working capital deficit of $3.2 million, losses from operations totaling $1.4 million for the nine months ended December 31, 2011, other expenses totaling $6.7 million for the nine months ended and a net loss of $8.1 million for the nine months ended December 31, 2011. Please note that the Company’s other income/(expenses) are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2012.

Revenues and operating profits for the foreseeable future are expected to be significantly and adversely effected by the FDA removal of the Lodrane® Extended Release Products from the market. The Lodrane® Extended Release Products, which constituted approximately 97% of the Company’s revenues in the periods immediately preceding the nine month period ended December 31, 2011, were included on a list of approximately 500 cough/cold and allergy products which are being removed from the U.S. market pursuant to a directive from the FDA. Please refer to the Current Report on Form 8-K filed with the SEC on March 4, 2011 and the Annual Report on Form 10-K filed with the SEC on June 29, 2011 for further details, such filings being herein incorporated by reference.

In addition, the Company has received Notice of Default from the Trustee of the NJEDA Bonds as a result of the utilization of the debt service reserve being used to pay interest payments. See “NJEDA Bonds” below.

As of December 31, 2011, we had cash reserves of $0.6 million. The completion of all transactions contemplated by the Epic Strategic Alliance agreement is expected to provide additional funds to permit us to continue development our product pipeline. Despite the successful completion of the initial, second and third closings of the Epic Strategic Alliance Agreement, and the first three of a total of twelve quarterly payments of $62,500 each, there can be no assurances that we will be able to consummate the remaining nine quarterly payments due under the Epic Strategic Alliance Agreement. If such transactions are consummated, we will receive additional cash proceeds of $0.5625 million. We also anticipate obtaining funds pursuant to the Securities Purchase Agreement with Socius (see the next paragraph). Even if we were to receive the remaining nine quarterly payments due pursuant to the Epic Strategic Alliance Agreement and obtain funds pursuant to the Socius Securities Purchase Agreement, we still may be required to seek additional capital in the future and there can be no assurances that we will be able to obtain such additional capital on favorable terms, if at all. For additional information regarding the Epic Strategic Alliance Agreement, please see our disclosures under “Epic Strategic Alliance Agreement” in Item 7 of Part II of our Annual Report on Form 10-K, and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009, June 5, 2009, July 1, 2010 and June 29, 2011, which disclosures are incorporated herein by reference.

On December 30, 2011, Elite entered into a securities purchase agreement (the “Socius Agreement”) with Socius CG II, Ltd. (“Socius”), under which, subject to the terms of the Socius Agreement, Elite may sell up to $5 million on non-convertible Series F preferred stock (the “Series F Preferred Stock”) to Socius. Such terms include, without limitation, the filing and effectiveness of a registration, as a prerequisite of any sales of Series F Preferred Stock to Socius. There can be no assurance that we will be able to meet the terms and conditions representing such prerequisites of any sales of Series F Preferred Stock to Socius. Even if we were to sell to Socius up to $5 million of Series F Preferred Stock, we still may be required to seek additional capital in the future and there can be no assurances that we will be able to obtain such additional capital on favorable terms, if at all. For additional information on the Socius Agreement, please refer to the Current Report on Form 8-K filed with the SEC on January 5, 2012, with such filing being herein incorporated by reference.

Furthermore, with regards to our product pipeline, please note that significant delays in the commercialization of Naltrexone 50mg are expected as a result of the a recent notification received from the FDA reclassifying to a Prior Approval Supplement, the Company’s Changes Being Effected in 30 Days Supplement (“CBE-30”) related to a change the manufacturing and packaging site of Naltrexone 50mg.

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

For the nine months ended December 31, 2011, we sustained a negative cash flow from operations of approximately $0.8 million, compared with a positive cash flow from operations of approximately $0.3 million being achieved during the comparable period in the prior year. Our working capital deficit at December 31, 2011 was approximately $3.2 million compared with working capital deficit of approximately $2.7 million at December 31, 2010. Please note that the working capital deficits include the entire principal amount due in relation to the NJEDA Bonds. This amount, totaling $3.4 million is classified as a current liability due to the Notice of Default received from the Trustee in relation to the NJEDA Bonds. Please see “NJEDA Bonds” below.

Cash and cash equivalents at December 31, 2011, were approximately $0.6 million, an increase of approximately $0.2 million from the approximately $0.4 million at December 31, 2010.

As of December 31, 2011, our principal source of liquidity was approximately $0.6 million of cash and cash equivalents. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants. There can be no assurance that the exercise of outstanding warrants or options will generate or provide sufficient cash.

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

Not applicable.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended December 31, 2011, we issued 10,051,661 shares of Common Stock to the holders of our Series B and Series C Preferred Stock. Of this amount, 1,531,658 shares were issued in satisfaction of our obligation to pay $124,370 in dividends earned and/or owing during the quarter ended December 31, 2011, and 8,520,003 shares were issued pursuant to the conversion of Series C Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $776,134 at the time of their conversion. We did not receive any proceeds in exchange for the issuance of these securities. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 to issue the common stock The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Please see the discussion in Note 5 to our financial statements titled “NJEDA Bonds” which is incorporated herein by this reference.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

Reincorporation in Nevada

As disclosed in more detail in a Current Report on Form 8-K filed with the SEC on January 9, 2012, on January 5, 2012 the Company consummated a merger with Elite Pharmaceuticals, Inc., its newly formed wholly-owned Nevada subsidiary, pursuant to the terms and conditions of an Agreement and Plan of Merger (the "Reincorporation"). As a result of the Reincorporation, the legal domicile of Company is now Nevada. Please see the foregoing Current Report for more information about the Reincorporation.

Methadone shipment

As disclosed in more detail in a Current Report on Form 8-K filed with the SEC on January 17, 2012, on January 12, 2012, Elite made the initial shipment of methadone hydrochloride 10mg tablets to ThePharmaNetwork LLC, and its wholly owned subsidiary, Ascend Laboratories, LLC under the commercial manufacturing and supply agreement dated June 23, 2011.

The methadone hydrochloride tablets are the generic equivalent of the Dolophine® hydrochloride 10 mg tablets. The product and its equivalents had annual sales of approximately $44 million based on September 2011 data.

Elite will be compensated at an agreed upon price for the manufacturing and packaging of the products.

Approval of Hydromorphone 8mg

As disclosed in more detail in a Current Report on Form 8-K filed with the SEC on January 27, 2012, on January 23, 2012, the Company received notice from the FDA that the FDA approved the Company’s supplemental application for the manufacturing and packaging of Hydromorphone Hydrochloride USP 8mg. This approval will allow the Company to commence the commercial manufacturing and packaging of this product for its sales and marketing partner, Precision Dose Inc. and its wholly owned subsidiary, TAGI Pharmaceuticals Inc., which will distribute the product as part of a multi-product distribution agreement.

Sale of New Jersey State Net Operating Losses

In January 2012, the Company received final approval from the NJEDA for the sale of New Jersey net operating losses with net tax benefits equal to $529,132 under the Technology Business Tax Certificate Transfer Program. The Company sold the net operating loss approved for sale at a transfer price equal to ninety two cents equal to every benefit dollar. The proceeds of such sale, totaling $486,801, were received by the Company during January 2012.

Item 6. Exhibits.

The exhibits listed in the index below are filed as part of this report.

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated July 1, 2010 and filed with the SEC on July 1, 2010*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated July 1, 2010 and filed with the SEC on July 1, 2010.*

3.1 (o)	Amended Certificate of Designations of the Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated August 12, 2011 and filed with the SEC on August 18, 2011.*

3.1 (p)	Amended Certificate of Designations of the Series C Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated August 12, 2011 and filed with the SEC on August 18, 2011.*

3.1 (q)	Certificate of Correction Relating to the Amended Certificate of Designations of the Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated August 31, 2011 and filed with the SEC on August 31, 2011.*

3.1 (r)	Certificate of Correction Relating to the Amended Certificate of Designations of the Series C Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated August 31, 2011 and filed with the SEC on August 31, 2011.*

3.2(a)	By-Laws of Elite-Nevada, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Socius Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

4.2	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.

4.3	Form of specimen certificate for Series A 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.4	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.6	Warrant to purchase 100,000 shares of Common Stock issued to DH Blair Investment Banking Corp., incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2004.*

4.7	Warrant to purchase 50,000 shares of Common Stock issued to Jason Lyons incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.*

4.8	Form of Warrant to purchase shares of Common Stock issued to designees of lender with respect to financing of an equipment loan incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.*

4.9	Form of Short Term Warrant to purchase shares of Common Stock issued to purchasers in the private placement which initially closed on October 6, 2004 (the “Series A Financing”), incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.10	Form of Long Term Warrant to purchase shares of Common Stock issued to purchasers in the Series A Financing, incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series A Financing, incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.12	Form of Replacement Warrant to purchase shares of Common Stock in connection with the offer to holders of Warrants in the Series A Financing (the “Warrant Exchange”), incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.*

4.13	Form of Warrant to purchase shares of Common Stock to the Placement Agent, in connection with the Warrant Exchange, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.*

4.14	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.15	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.16	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.17	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.18	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference to Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.19	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference to Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.20	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.21	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.22	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.23	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.24	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.25	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.26	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

10.1	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.2	Securities Purchase Agreement with Socius dated December 30, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.3	Form of Lock-Up Agreement (included as Exhibit D to the Securities Purchase Agreement with Socius mentioned in 10.2 above), incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Elite Pharmaceuticals’ Quarterly Report on Form 10-Q for the period ended December 31, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*            On January 5, 2011, the Company changed its domicile from Delaware to Nevada. All corporate documents from Delaware have been superseded by Nevada corporate documents filed or incorporated by reference herein. All outstanding Delaware securities certificates are now outstanding Nevada securities certificates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

Date:	February 14, 2012	/s/ Jerry Treppel
Jerry Treppel
Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2012	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)

