Form 10-Q
period 2012-06-30
ELITE PHARMACEUTICALS INC /NV/
filed 2012-08-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                     June 30, 2012

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 6, 2012 the issuer had outstanding 346,664,279 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	March 31, 2012 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$475,055	$668,407
Accounts receivable (net of allowance for doubtful accounts of -0- and -0-, respectively)	497,902	396,847
Inventories (net of reserve of $93,338 and $93,338, respectively)	362,965	304,882
Prepaid expenses and other current assets	83,813	127,704

Total Current Assets	1,419,735	1,497,840

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,774,257 and $4,659,670, respectively	4,185,471	4,284,786

INTANGIBLE ASSETS – net of accumulated amortization of $-0- and $-0-, respectively	658,795	642,848

OTHER ASSETS
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposits	14,913	14,913
Restricted cash – debt service for EDA bonds	321,303	280,585
EDA bond offering costs, net of accumulated amortization of $96,885 and $93,030, respectively	257,568	261,423

Total Other Assets	3,923,106	3,886,243

TOTAL ASSETS	$10,187,107	$10,311,717

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	March 31, 2012 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
EDA bonds payable	$3,385,000	$3,385,000
Short term loans and current portion of long-term debt	10,028	13,316
Accounts payable and accrued expenses	1,310,989	1,066,494
Deferred revenues – current	13,333	13,333
Preferred share derivative interest payable	43,555	70,966

Total Current Liabilities	4,762,903	4,549,109

LONG TERM LIABILITIES
Deferred revenues	162,222	165,558
Other long term liabilities	88,464	87,404
Derivative liability – preferred shares	11,490,340	8,506,106
Derivative liability – warrants	17,041,072	11,987,222

Total Long Term Liabilities	28,782,098	20,746,290

TOTAL LIABILITIES	33,545,001	25,295,399

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 690,000,000 shares Issued and outstanding – 346,216,619 shares and 331,649,728 shares, respectively	346,217	331,650

Additional paid-in-capital	117,044,126	114,910,812

Accumulated deficit	(140,441,398)	(129,919,303)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(23,357,896)	(14,983,682)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,187,107	$10,311,717

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED June 30,
	2012	2011
REVENUES
Manufacturing Fees	$379,697	$599,439
Royalties & Profit Splits	128,495	310,031
Lab Fee Revenues	70,364	80,506

Total Revenues	578,556	989,976

COSTS OF REVENUES	454,364	425,368

Gross Profit	124,192	564,608

OPERATING EXPENSES
Research and Development	196,882	445,497
General and Administrative	364,961	324,596
Non-cash compensation through issuance of stock options	6,113	6,113
Depreciation and Amortization	41,998	124,934

Total Operating Expenses	609,954	901,140

(LOSS) FROM OPERATIONS	(485,762)	(336,532)

OTHER INCOME / (EXPENSES)
Interest expense, net	(58,539)	(57,370)
Change in fair value of warrant derivatives	(5,088,733)	(13,583,430)
Change in fair value of preferred share derivatives	(4,643,484)	(16,610,788)
Interest expense attributable to preferred share derivatives	(55,077)	(142,806)
Discount in Series E issuance attributable to beneficial conversion features	(187,500)	—

Total Other Income / (Expense)	(10,033,332)	(30,394,394)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(10,519,095)	(30,730,926)

PROVISION FOR INCOME TAXES	3,000	2,500

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,522,095)	$(30,733,426)

NET (LOSS) PER SHARE
Basic and Diluted	$(0.03)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Diluted	337,272,222	232,003,497

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance at Mar 31, 2012	331,649,738	$331,650	$114,910,812	100,000	$(306,841)	$(129,919,303)	$(14,983,682)

Net Loss						(10,522,095)	(10,522,095)

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	888,593	889	81,600				82,489

Conversion of Series B, Series C and Series E Preferred Shares into Common Shares	13,417,061	13,417	1,833,334				1,846,751

Non-cash compensation through the issuance of stock options			6,113				6,113

Costs associated with raising capital			(9,856)				(9,856)

Issuance of Common Shares pursuant to the execution of Warrants	261,227	261	34,623				34,884

Proceeds received in exchange for beneficial conversion provisions embedded in Series E Preferred Shares			187,500				187,500

Balance at June 30, 2012	346,216,619	$346,217	$117,044,126	100,000	$(306,841)	$(140,441,398)	$(23,357,896)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
(Loss) Income	$(10,522,095)	$(30,733,426)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	118,442	124,934
Change in fair value of warrant derivative liability	5,088,733	13,583,430
Change in fair value of preferred share derivative liability	4,643,484	16,610,788
Discount in Series E issuance attributable to embedded beneficial conversion feature	187,500	—
Preferred share derivative interest satisfied by the issuance of common stock	82,489	282,680
Non-cash compensation satisfied by the issuance of common stock and options	6,113	6,113
Non-cash rent expense	2,403	2,895
Non-cash lease accretion	331	312

Changes in Assets and Liabilities
Accounts receivable	(101,056)	58,135
Inventories	(58,083)	304,337
Prepaid and other current assets	43,893	45,778
Accounts payable, accrued expenses and other current liabilities	241,210	135,722
Deferred revenues and Customer deposits	(3,336)	(42,733)
Derivative interest payable	(27,411)	(139,875)
.
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(297,383)	239,089

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(8,067)	(29,844)
Cost of leasehold improvements	(7,206)	(204,794)
Costs incurred for intellectual property assets	(15,947)	(10,372)
Deposits to restricted cash, net	(40,718)	(56,947)
NET CASH USED IN INVESTING ACTIVITIES	(71,939)	(301,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series E Convertible Preferred Stock	187,500	—
Other loan payments	(1,674)	(3,540)
Costs associated with raising capital	(9,856)	—
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	175,970	(3,540)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(193,352)	(66,407)

CASH AND CASH EQUIVALENTS – beginning of period	668,407	1,825,858
CASH AND CASH EQUIVALENTS – end of period	$475,055	$1,759,451

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	1,669	423
Cash paid for taxes	3,000	2,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 1     -     DEFINITIONS

“2012 Bond Principal Payment” equals $260,000

“Cash Reserves” are equal to the amount listed in Note 2

“Current Balance Sheet Date” means June 30, 2012

“Current Bond Liability” is equal to the amount listed in Note 2

“Current Fiscal Year” means the twelve months ended March 31, 2013

“Current Quarter” means the three months ended June 30, 2012

“Current YTD” means the three months ended June 30, 2012

“Derivative Interest Liability Common Shares” means the following Common Shares issued in lieu of cash in payment of Derivative Interest due and owing at the end of the current quarter:

Common Shares Issued
367,660

“Epic Quarterly Payment Amount” is equal to $62,500

“FDA” means the U.S. Food and Drug Administration

“Outstanding Bond Principal Payments” means principal payments which were due and owing on the NJEDA Bonds on or before the Current Balance Sheet Date and not made, consisting of the following:

Payment Date	Amount
September 1, 2010	225,000
September 1, 2011	470,000

“Preferred Share Derivative Conversion Shares Issued Subsequent to the Balance Sheet Date” means a total of 80,000 shares of Common Stock issued during the period immediately subsequent to the Current Balance Sheet Date up to and including August 6, 2012, pursuant to the conversion of twelve shares of Series C Convertible Preferred Share Derivatives.

“Prior Year Balance Sheet Date” means June 30, 2011

“Prior Fiscal Year” means the twelve months ended March 31, 2012

“Prior Year Quarter” means the three months ended June 30, 2011

“Restricted Cash Interest Payments” means the following withdrawal of funds from the debt service reserve, with such funds being used to make interest payments due to holders of the NJEDA Bonds:

Payment Date	Amount
March 1, 2009	$120,775
September 1, 2009	120,775
March 1, 2010	113,075
September 1, 2010	113,075
March 1, 2011	113,075
September 1, 2011	113,075
March 1, 2012	113,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

“Restricted Cash Principal Payments” means the following withdrawal of funds from the debt service reserve, with such funds being used to make principal payments due to holders of the NJEDA Bonds:

Payment Date	Amount
September 1, 2009	210,000

“SEC” means the Securities and Exchange Commission

“Working Capital Deficit” is equal to the amount listed in Note 2

NOTE 2     -     BASIS OF PRESENTATION AND LIQUIDITY

The information in this quarterly report on Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the “Company” or “Elite”) for the Current Quarter and Prior Year Quarter. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted for interim financial statement presentation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

The financial results for the interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 and filed with the SEC on June 29, 2012. There have been no changes in significant accounting policies since March 31, 2012.

The Company does not anticipate being profitable for the Current Fiscal Year; therefore a current provision for income tax was not established for the Current Quarter. Only the minimum liability required for state corporation taxes was considered.

The accompanying unaudited condensed consolidated financial statements were prepared on the assumption that the Company will continue as a going concern. As of the Current Balance Sheet Date, the Company had the following:

Cash reserves (“Cash Reserves”)	$0.5 million
Working capital deficit (“Working Capital Deficit”)	$3.3 million
Losses from operations for the Current Quarter	$0.5 million
Other expenses for the Current Quarter	$10.0 million
Net loss for the Current Quarter	$10.5 million
NJEDA Bonds Payable (“Current Bond Liability”)	$3.4 million

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Please note that revenues and operating profits for the foreseeable future are expected to be significantly and adversely effected by the FDA’s removal of the Lodrane® extended release product line from the market. The Lodrane® extended release products, which constituted substantially all of the Company’s revenues at the time of FDA’s directive, were included on a list of approximately 500 cough/cold and allergy products which are being removed from the U.S. market pursuant to a directive from the FDA issued on March 4, 2011. Please refer to the Current Report on Form 8-K filed with the SEC on March 4, 2011 and the Annual Report on Form 10-K filed with the SEC on June 29, 2011 for further details, such filings being herein incorporated by reference.

In addition, the Company has received Notice of Default from the Trustee of the NJEDA Bonds as a result of the utilization of the debt service reserve being used to pay semi-annual interest payments due on September 1st and March 1st of each year. The debt service reserve was first used to make such semi-annual interest payments on March 1, 2009 and has been utilized for all semi-annual interest payments due since then, with the Restricted Cash Interest Payments constituting such payments.

The Company has replenished all amounts withdrawn from the debt service reserve for the payment of semi-annual interest payments, as required, and in accordance with the applicable terms and conditions of such replenishments.

The Company did not have sufficient funds available to make the Restricted Cash Principal Payments and the Outstanding Principal Payments.

The debt service reserve was utilized to make the Restricted Cash Principal Payments, with the Company replenishing such amounts withdrawn from the debt service reserve, as required and in accordance with the applicable terms and conditions of such replenishments.

The Company requested that the Trustee utilize the debt service reserve to pay the principal payment due on September 1, 2010. This request was denied and accordingly the principal payment due on September 1, 2010 was not made.

The Company did not have sufficient funds available to make the principal payment due on September 1, 2011, with such amount due including principal payments due in the prior year but not paid. There were not sufficient funds available in the debt service reserve and the payment was not made.

Please refer to the definition of Outstanding Bond Principal Payments for details on the amounts of the principal payments which were due and not made.

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

Please refer to Note 6 to our financial statements for a more detailed discussion of the NJEDA Bonds and Notice of Default.

Please also note that the Working Capital Deficit, includes the Current Bond Liability. This amount was first classified as a current liability as of March 31, 2010, due to the Notice of Default received from the Trustee in relation to the NJEDA Bonds. Please refer to the balance sheet and note 5 to our financial statements for details on the Current Bond Liability.

As of the Current Balance Sheet Date, we had Cash Reserves. The completion of all transactions contemplated by the Epic Strategic Alliance agreement is expected to provide additional funds to permit us to continue development our product pipeline. Despite the successful completion of the initial, second and third closings of the Epic Strategic Alliance Agreement, and the first eight of a total of twelve quarterly payments, each such payment being equal to the Epic Quarterly Payment Amount, there can be no assurances that Elite will be able to consummate the remaining four quarterly payments due under the Epic Strategic Alliance Agreement. If such transactions are consummated, we will receive additional cash proceeds equal to the number of quarterly payments remaining multiplied by the Epic Quarterly Payment Amount. Even if we were to receive the remaining four quarterly payments due pursuant to the Epic Strategic Alliance Agreement, we still may be required to seek additional capital in the future and there can be no assurances that Elite will be able to obtain such additional capital on favorable terms, if at all. For additional information regarding the Epic Strategic Alliance Agreement, please see our disclosures under “Epic Strategic Alliance Agreement” in Item 7 of Part II of our Annual Report on Form 10-K, and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009, June 5, 2009, July 1, 2010 and June 29, 2011, such disclosures being herein incorporated by reference.

On December 30, 2011, Elite entered into a securities purchase agreement (the “Socius Agreement”) with Socius CG II, Ltd. (“Socius”), under which, subject to the terms of the Socius Agreement, Elite may sell up to $5 million on non-convertible Series F preferred stock (the “Series F Preferred Stock”) to Socius. On June 20, 2012, the Company filed a letter with the SEC requesting withdrawal of the Registration Statement on Form S-1 (the “Registration Statement”) that it had filed with the SEC on March 1, 2012. The Company had filed the Registration Statement in accordance with the terms of a Socius Agreement. The withdrawal request was deemed granted as the Company did not receive timely notice from the SEC that this request would not be granted.

The Company withdrew the Registration Statement because, after discussion with the SEC’s staff, it determined that the transactions as structured in the Socius Agreement could not be implemented. Accordingly the Company will not be proceeding with the financing under the Socius Agreement. A Current Report on Form 8-K was filed with the SEC on June 21, 2012, such filing being herein incorporated by reference.

Furthermore, with regards to our product pipeline, please note that significant delays in the commercialization of Naltrexone 50mg have occurred as a result of a notification received from the FDA reclassifying to a Prior Approval Supplement, the Company’s Changes Being Effected in 30 Days Supplement (“CBE-30”) related to a change in the manufacturing and packaging site this product.

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued (please see note 13).

NOTE 3     -     CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances.

NOTE 4     -     INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

NOTE 5     -     INTANGIBLE ASSETS

Costs to acquire intangible assets, such as asset purchases of Abbreviated New Drug Applications (“ANDAs”) which are approved by the FDA or costs incurred in the application of patents are capitalized and amortized on the straight-line method, based on their estimated useful lives ranging from five to fifteen years, commencing upon approval of the patent or site transfers required for commercialization of an acquired ANDA. Such costs are charged to expense if the patent application or ANDA site transfer is unsuccessful.

As of the Current Balance Sheet Date, the following costs were recorded as intangible assets on the Company’s balance sheet:

	Intangible Asset As of March 31, 2012	Costs Capitalized Current Quarter	Amortization Expense Current Quarter	Intangible Assets Current Balance Sheet Date
Patent Application Costs	192,848	15,947	—	208,795
ANDA acquisitions	450,000	—	—	450,000
Totals	642,848	15,947	—	658,795

The costs incurred in patent applications for the Current Quarter, were related to our abuse resistant opioid product lines. Additional costs incurred in relation to such patent applications will be capitalized as intangible assets, with amortization of such costs to commence upon approval of the patents.

NOTE 6     -     NJEDA BONDS

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”) via the issuance of the following:

Description	Principal Amount On Issue Date	Interest Rate	Maturity
Series A Note	3,660,000	6.50%	September 1, 2030
Series B Note	495,000	9.0%	September 1, 2012

The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of June 30, 2012, all of the proceeds were utilized by the Company for such stated purposes.

Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a Debt Service Reserve Fund as follows:

Description	Amount
Series A Note Proceeds	366,000
Series B Note Proceeds	49,500
Total	415,500

The Debt Service Reserve is maintained in restricted cash accounts that are classified in Other Assets.

Bond issue costs were paid from the bond proceeds and are being amortized over the life of the bonds. These costs and amortization activity are summarized as follows:

Description	Balances As of March 31, 2012	Amortization Expense Current Quarter	Balances As of Current Balance Sheet Date
Bond Issue Costs	354,453		354,453
Accumulated Amortization	(93,030)	(3,855)	(96,885)
Unamortized Balance	261,423		257,568

The NJEDA Bonds require the Company to make an annual principal payment on September 1st of varying amounts as specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal at the applicable rate for the semi-annual period just ended.

The Restricted Cash Interest Payments were made as a result of the Company not having sufficient funds to make such payments when due.

The Restricted Cash Principal Payment was made as a result of the Company not having sufficient funds to make such payments when due.

The Company did not have sufficient funds available to make the Outstanding Principal Payments, as follows:

•	The Company did not have sufficient funds available to make the principal payments due on September 1, 2010, and requested that the Trustee withdraw such funds from the debt service reserve. The Company’s request was denied and accordingly the principal payment due on September 1, 2010, was not made. Please refer to Note 1 of these notes to financial statements for a listing of the principal payment due on September 1, 2010 which is part of the Outstanding Principal Payments.

•	The Company did not have sufficient funds available to make the principal payments due on September 1, 2011, with such amounts due inclusive of amounts due on September 1, 2010 and not paid. There were not sufficient funds available in the debt service reserve. The Principal payment due on September 1, 2011 was not paid. Please refer to Note 1 of these notes to financial statements for a listing of the principal payment due on September 1, 2011 which is part of the Outstanding Principal Payments.

Pursuant to the terms of the NJEDA Bonds, the Company is required to replenish any amounts withdrawn from the debt service reserve and used to make principal or interest payments in six monthly installments, each being equal to one-sixth of the amount withdrawn and with the first installment due on the 15th of the month in which the withdrawal from debt service reserve occurred and the remaining five monthly payments being due on the 15th of the five immediately subsequent months. The Company has, to date, made all payments required in relation to the withdrawals made from the debt service reserve in relation to the Restricted Cash Interest Payments and the Restricted Cash Principal Payment.

The Company does not expect to have sufficient available funds as of September 1, 2012, to make principal payments due, consisting of the Outstanding Principal Payments plus the 2012 Bond Principal Payments.

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

Due to issuance of a Notice of Default being received from the Trustee of the NJEDA Bonds, and until the event of default is waived or rescinded, the Company has classified the Current Bond Liability, as a current liability.

NOTE 7     -     PREFERRED STOCK DERIVATIVE LIABILITIES

Accounting Standard Codification “ASC” 815 – Derivatives and Hedging, which provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. As the conversion features within, and the detachable warrants issued with the Company’s Series B, Series C, and Series E Preferred Stock, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, we have concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities.

Preferred Stock Derivative Liability as of Current Balance Sheet Date
	Series B	Series C	Series E	Total
Preferred shares Outstanding	—	1,450	1,937.5	3,387.5

Underlying common shares into which Preferred may convert	—	9,666,667	79,405,738	89,072,404

Closing price on valuation date	$0.129	$0.129	$0.129	$0.129

Preferred stock derivative liability at Current Balance Sheet Date	$—	$1,247,000	$10,243,340	$11,490,340

Preferred stock derivative liability at March 31, 2012	$477,935	$1,599,600	$6,428,571	$8,506,106

CHANGE IN VALUE OF PREFERRED STOCK DERIVATIVE LIABILITY
	Three months ended June 30,
	2012	2011
Change in Preferred Stock Derivative Liability	$(4,643,484)	$(16,610,788)

Warrant Derivative Liabilities

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

FAIR VALUE OF WARRANT DERIVATIVE LIABILITY
	March 31 2012	June 30 2012
Risk-Free interest rate	0.05% - 1.3%	0.04% - 0.92%
Expected volatility	57% - 181%	67% - 182%
Expected life (in years)	0.1 – 6.1	0.0 – 5.8
Expected dividend yield	—	—
Number of warrants	161,478,979	152,168,403

Fair Value of Warrant Derivative Liability	$11,987,222	$17,041,072

CHANGE IN VALUE OF WARRANT DERIVATIVE LIABILITY
	Three months ended June 30,
	2012	2011
Change in Warrant Derivative Liability	$(5,088,733)	$(13,583,430)

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

Preferred share derivative interest payable as of the Current Balance Sheet Date consisted of the amount reported on the liability section of the balance sheet and titled “Preferred Share Derivative Interest Payable”. This amount was paid via the issuance of the Derivative Interest Liability Common Shares in April 2012.

NOTE 9     -     OPERATING LEASES

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

Minimum 5 year payments* for the leasing of 15,000 square feet at 135 Ludlow are as follows:

Fiscal year ended March 31, 2013	$81,228
Fiscal year ended March 31, 2014	83,259
Fiscal year ended March 31, 2015	85,344
Fiscal year ended March 31, 2016	87,363
Fiscal year ended March 31, 2017	89,112
Total Minimum 5 year lease payments	$426,306

* Minimum lease payments are exclusive of additional expenses related to certain expenses incurred in the operation and maintenance of the premises, including, without limitation, real estate taxes and common area charges which may be due under the terms and conditions of the lease, but which are not quantifiable at the time of filing of this quarterly report on Form 10-Q.

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

RENT EXPENSE
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Rent Expense	$22,584	$22,584

Change in deferred rent liability	$2,403	$2,895

DEFERRED RENT LIABILITY (LONG-TERM LIABILITY)
	March 31 2012	June 30 2012
Balance of Deferred Rent Liability	$59,154	$61,557

NOTE 10    -   DEFERRED REVENUES

Deferred revenues are summarized as follows:

Advance payment received	$200,000
Total revenue recognized as of March 31, 2012	(21,109)
Revenue recognized three months ended June 30, 2012	(3,336)
Total Deferred Revenues as of Current Balance Sheet Date	175,555

Current Portion of Deferred Revenues as of Current Balance Sheet Date	13,333
Non-Current Portion of Deferred Revenues as of Current Balance Sheet Date	162,222

Deferred revenues represents the unamortized amount of an advance payment received from Precision Dose Inc. for a licensing agreement with a fifteen year term beginning in September 2010 and ending in August 2025. The advance payment was recorded as deferred revenue when received and is earned, on a straight line basis over the fifteen year life of the license. The current portion of deferred revenues, represents the revenue that will be recognized over the 12 months immediately subsequent to Current Balance Sheet Date. The long term portion of deferred revenues, represents the revenue that will be recognized during the period that begins more than twelve months subsequent to the Current Balance Sheet Date. Please refer to exhibit 10.9 of the quarterly report on form 10-Q filed on November 15, 2010 for further details on the Precision Dose Manufacturing Agreement, with such exhibit being herein incorporated by this reference.

NOTE 11    -   STOCKHOLDERS’ EQUITY

Common Stock

During the Current Quarter, the Company issued shares of Common Stock, as follows:

Description	Shares Of Common Stock
Common Shares issued in lieu of cash in payment of Preferred Share Derivative Interest	888,593

Common Shares issued pursuant to the conversion of Series B, Series C and Series E Preferred Share derivatives	13,417,061

Common Shares issued pursuant to the execution of warrants	261,227

Total Common Shares issued during the Current Quarter	14,566,881

Options

Options issued and outstanding as of the Current Balance Sheet Date are summarized as follows:

	Number of Options	Range of Exercise Prices
Vested Options	2,250,333	$0.06 to $2.80
Non-Vested Options	748,667	$0.10 to $2.25

Each option represents the right to purchase one share of common stock. The non-vested options are scheduled to vest on January 18, 2013 or upon the occurrence of certain defined events and require that employees awarded such options be employed by the Company on the vesting date.

NOTE 12   -    PER SHARE INFORMATION

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

The calculation of Basic EPS and Diluted EPS is summarized as follows:

	For the Three Months Ended June 30,
	2012	2011
Numerator
Net (loss) attributable to common shareholders - Basic	$(10,522,095)	$(30,733,426)

Net Income attributable to common shareholders - Diluted	n/a	n/a

Denominator
Weighted-average shares of common stock outstanding	337,272,222	232,003,497

Dilutive effect of stock options, warrants and convertible securities	n/a	n/a

Net (loss) income per share
Basic	$(0.03)	$(0.13)
Diluted	$(0.03)	$(0.13)

NOTE 13    -    SUBSEQUENT EVENTS

Common shares issued in lieu of cash in payment of derivative interest expense

The Derivative Interest Liability Common Shares were issued during July 2012 in payment of those amounts listed as a current liability as of June 30, 2012 under the line item “Preferred Share Derivative Interest Payable”.

Common shares issued pursuant to the conversion of Convertible Preferred Share Derivatives

The Company issued the Preferred Share Derivative Conversion Shares Issued Subsequent to the Balance Sheet Date.

Borrowing under Treppel $500,000 Bridge Revolving Credit Line.

On June 12, 2012 (the “Effective Date”), we entered into a bridge loan agreement (the “Loan Agreement”) with Jerry Treppel, our Chairman and CEO. Under the terms of the Loan Agreement, we have the right, in our sole discretion, to a line of credit (the “Credit Line”) in the maximum principal amount of up to $500,000 at any one time. Mr. Treppel provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on the earlier of (i) such date as we raise at least $2,000,000 in gross proceeds from the sale of any of our equity securities or (ii) July 31, 2013, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Loan Agreement, we may borrow, repay, and reborrow under the Credit Line through maturity. Amounts borrowed under the Credit Line will bear interest at the rate of ten percent (10%) per annum. As of June 30, 2012, we had no borrowings under the Credit Line. For more detailed information, please see the Loan Agreement filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 13, 2012 , which Form 8-K and exhibit are incorporated by reference herein.

Subsequent to June 30, 2012, the Company borrowed $100,000, in accordance with the terms and conditions of the Credit Line, with such amount representing the principal balance due as of the date of filing of this quarterly report on Form 10-Q, exclusive of accrued interest.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2012

COMPARED TO THE

THREE MONTH PERIOD ENDED JUNE 30, 2011

(UNAUDITED)

The following discussion and analysis should be read with the financial statements and accompanying notes included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended March 31, 2012. It is intended to assist the reader in understanding and evaluating our financial position.

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

We own, license or contract manufacture four products currently being sold commercially, as follows:

•	Phentermine 37.5mg tablets (“Phentermine 37.5mg”)
•	Lodrane D® Immediate Release capsules (“Lodrane D”)
•	Methadone 10mg tablets (“Methadone 10mg”)
•	Hydromorphone Hydrochloride 8mg tablets (“Hydromorphone 8mg”)

We have also purchased an approved generic naltrexone product, with the transfer of the manufacturing process of such product from the facilities of the previous Abbreviated New Drug Applications (“ANDA”) holder to our facilities in Northvale, New Jersey (the “Northvale Facility”) being currently on-going. This transfer to the Northvale Facility has been significantly delayed, as a result of the Company being notified by the U.S. Food and Drug Administration (the “FDA”) of its reclassification of our CBE-30 supplement to a prior approval supplement. The transfer of the manufacturing process of naltrexone is a prerequisite to the commercial launch of this generic product. We believe that the commercial launch of this generic product will be a material event and any delays in such launch will have a significant and adverse effect on the Company’s operation and results.

Elite also executed a license agreement with Precision Dose, Inc. (the “Precision Dose Agreement”) and a manufacturing agreement with The PharmaNetwork LLC (the “TPN Agreement”).

The Precision Dose Agreement provides for the marketing and distribution, in the United States, Puerto Rico and Canada, of Phentermine 37.5mg tablets, hydromorphone, generic naltrexone and a certain additional product that had been filed for approval with the FDA. Phentermine 37.5mg tablets were launched in April 2011, and the Company received approval from the FDA to manufacture generic hydromorphone on January 23, 2012 .

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

Additionally, the Company is developing abuse resistant opioid products, and once-daily opioid products.

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

Strategy

Elite is focusing its efforts on the following areas: (i) development of Elite’s pain management products; (ii) manufacturing of a line of generic pharmaceutical products with approved ANDAs; (iii) development of additional generic pharmaceutical products; (iv) development of the other products in our pipeline including the products pursuant to the Epic Strategic Alliance Agreement and other partners; (v) commercial exploitation of our products either by license and the collection of royalties, or through the manufacture of our formulations; and (vi) development of new products and the expansion of our licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

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

Phentermine 37.5mg tablets

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

Elite’s revenue derived from phentermine 37.5mg tablets during the three months ended June 30, 2012 and 2011 were approximately $162k and $217k, respectively, with such amounts including manufacturing revenues, royalties and a $145k milestone payment triggered by the shipment of the product in April 2011. All amounts were paid pursuant to the Precision Dose Agreement.

Lodrane D® Immediate Release capsules

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

Elite’s revenue derived from Lodrane D® during the three months ended June 30, 2012 and 2011 were approximately $142k and zero, respectively.

Methadone 10mg tablets

On January 17, 2012, Elite commenced shipping Methadone 10mg tablets to ThePharmaNetwork, LLC and its wholly owned subsidiary, Ascend Laboratories, LLC. (together, “TPN”) pursuant to a commercial manufacturing and supply agreement dated June 23, 2011 between Elite and TPN (the “Methadone Manufacturing and Supply Agreement”). Under the terms of the Methadone Manufacturing and Supply Agreement, Elite peforms manufacturing and packaging of Methadone 10mg for TPN. Please refer to the Current Report on Form 8-K filed with the SEC on January 17, 2012 for more details, with such filing being herein incorporated by reference. For details on the commercial manufacturing and supply agreement dated June 23, 2011 between Elite and TPN, please refer to Exhibit 10.71 of the Annual Report on Form 10-K filed with the SEC on June 29,2011.

Elite’s revenues derived from the contract manufacture of Methadone 10mg tablets during the three months ended June 30, 2012 and 2011 were approximately $128k and zero, respectively.

Hydromorphone 8mg tablets

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

Elite’s revenues derived from Hydromorphone 8mg tablets during the three months ended June 30, 2012 and 2011 were approximately $78k and zero, respectively, with such amounts including manufacturing revenues and royalties paid pursuant to the Precision Dose Agreement.

Approved Products

Elite is the owner of the following approved Abbreviated New Drug Applications:

•	Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)
•	Hydromorphone HCl 8mg tablets (“Hydromorphone 8mg”)
•	Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)

Phentermine HCl 37.5mg tablets

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

Hydromorphone HCl 8mg tablets

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

Naltrexone HCl 50mg tablets

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

During the three months ended June 30, 2011, Elite made its final shipments of the Lodrane® Extended Release Products. Elite’s revenues for the manufacturing these products for the three months ended June 30, 2012 and 2011 were zero and $252k, respectively. In addition, the Company sold to ECR, at cost without markup, all raw materials related to the manufacture of the Lodrane® Extended Release Products which remained in stock subsequent to the final shipment of the Lodrane® Extended Release Products. Revenues from the sale of these raw materials totaled approximately $221k. As manufacturing of the Lodrane® Extended Release Products has ceased, there will be no further manufacturing revenues derived from the Lodrane® Extended Release Products unless and until such products receive the necessary approvals from the FDA.

Please note that there can be no assurances that such approvals will be granted or that future manufacturing revenues will be earned by the Company from the manufacture of the Lodrane® Extended Release Products, should such approvals be granted by the FDA.

Royalties on in-market sales of the Lodrane® Extended Release Products earned during the three months ended June 30, 2012 and 2011 were zero and $150k, respectively. While Elite’s manufacturing of the Lodrane® Extended Release Products has ceased, the sale of such products in the US market was still permitted by the FDA until August 30, 2011. The Company earned royalties on any in-market sales that occurred up to that date.

Revenues from contract laboratory and formulation development services for the three months ended June 30, 2012 and 2011 were $30k and $51k, respectively. Contract laboratory services for the Lodrane® Extended Products will continue, on a residual basis, as such services consist of stability studies that must be performed over certain defined time periods. These revenues are expected to be significantly less than laboratory service revenues earned in prior periods.

Products Under Development

It is our general policy not to disclose products in our development pipeline or the status of such products until a product reaches a stage that we determine, for competitive reasons, in our discretion, to be appropriate for disclosure and because the disclosure of such information might suggest the occurrence of future matters or events that may not occur.

Abuse Resistant and Sustained Release Opioids

A once-daily oxycodone formulation was developed by Elite, using its proprietary technology. An investigational new drug application, or IND, has been filed and Elite has completed two pharmacokinetic studies in healthy subjects that compared blood levels of oxycodone from dosing the once-daily product and the twice-a-day product, OxyContin® marketed in the U.S. by Purdue Pharma LP.  These studies confirmed that the Company’s once-daily product, when compared to twice-daily delivery, demonstrated an equivalent onset, more constant blood levels of the drug over the 24 hour period and equivalent blood levels to the twice-a-day product at the end of 24 hours.  Elite has successfully manufactured multiple batches on commercial scale equipment.  We are looking for a partner who can complete the clinical studies required for Europe and who can sell and distribute the product in key European territories.  An interested party was identified that would fund half of the clinical costs for Europe, however Elite is not able to find a way to fund the remaining costs at this time.

The abuse resistant opioid products utilize our patented abuse-deterrent technology that is based on a pharmacological approach. These products are combinations of a narcotic agonist, in a sustained-release formulation intended for use in patients with moderate to severe chronic pain, and an antagonist, formulated to deter abuse of the drug.  Both, agonist and antagonist, have been on the market for a number of years and sold separately in various dose strengths.  Elite has filed an IND for the product and has tested the product in a series of pharmacokinetic studies.  In single-dose studies, it was demonstrated that no quantifiable blood levels of antagonist were released at a limit of quantification (“LOQ”) of 7.5 pg/ml.  As described below, when crushed, the antagonist was released at levels that would be expected to eliminate the euphoria from the crushed opioid agonist.  This data is consistent with the premise of Elite’s abuse resistant technology, or ART, that essentially no naltrexone is released and absorbed when administered as intended.  Products utilizing the pharmacological approach to deter abuse such as Suboxone®, a product marketed in the United States by Reckitt Benckiser Pharmaceuticals, Inc., and Embeda®, a product marketed in the United States by King Pharmaceuticals, have been approved by the FDA and are being marketed in the United States.

Elite’s abuse resistant opioid products demonstrate a euphoria-blocking effect when the product is crushed.   A study completed in 2007 was designed to determine the optimal ratio of opioid agonist and the opioid antagonist, to significantly block the euphoric effect of the opioid if the product is abused by physically altering it (i.e., crushing).  The study also helped determine the appropriate levels of antagonist required to reduce or eliminate the euphoria experienced by subjects who might take crushed product to achieve a “high”.

Elite has developed, and retains the rights to these abuse resistant and sustained release opioid products.  Elite has currently chosen to develop these products itself but expects to license these products at a later date to a third party who could provide funding for the remaining clinical studies and who could provide sales and distribution for the product. The drug delivery technology underlying the sustained release products was originally developed under a joint venture with Elan which terminated in 2002.

According to the Elan Termination Agreement, Elite acquired all proprietary, development and commercial rights for the worldwide markets for the products developed by the joint venture, including the sustained release opioid products. Upon licensing or commercialization of such product, Elite will pay a royalty to Elan pursuant to the Termination Agreement.  If Elite were to sell the product itself, Elite will pay a 1% royalty to Elan based on the product’s net sales, and if Elite enters into an agreement with another party to sell the product, Elite will pay a 9% royalty to Elan based on Elite’s net revenues from this product. (Elite’s net product revenues would include license fees, royalties, manufacturing profits and milestones) Elite is allowed to recoup all development costs including research, process development, analytical development, clinical development and regulatory costs before payment of any royalties to Elan.

Epic Strategic Alliance Agreement

On March 18, 2009, Elite and Epic Pharma, LLC and Epic Investments, LLC, a subsidiary of Epic Pharma LLC (collectively, “Epic”) entered into the Epic Strategic Alliance Agreement (amended on April 30, 2009, June 1, 2009 and July 28, 2009). Although the initial term of this agreement has expired, cooperation under the Epic Strategic Alliance Agreement is ongoing. Epic is a pharmaceutical company that operates a business synergistic to that of Elite in the research and development, manufacturing and sales and marketing of oral immediate release and controlled-release drug products.

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

For additional information regarding the Epic Strategic Alliance Agreement, please see our disclosures under “Epic Strategic Alliance Agreement” in Item 1 of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009 and June 5, 2009, which are incorporated herein by reference.

Product Development Agreements

Elite is currently performing services pursuant to product development agreements with the following:

•	Mikah Pharma LLC (the “Mikah Development Agreement”)
•	Hi-Tech Pharmacal Co. (the “Hi-Tech Development Agreement”)
•	A Private Hong Kong based company (the “Hong Kong D&L Agreement”)

For further details on the Mikah Development Agreement, please refer to the current report on Form 8-K filed with the SEC on September 1, 2010 and exhibit 10.63 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, such filings being herein incorporated by reference.

There were no revenues earned by the Company in relation to the Mikah Development Agreement during the three months ended June 30, 2012 and 2011.

For further details on the Hi-Tech Development Agreement, please refer to the current report on Form 8-K filed with the SEC on January 4, 2011 and exhibit 10.68 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, such filings being herein incorporated by reference.

Revenues earned by the Company in relation to the Hi-Tech Development Agreement during the three months ended June 30, 2012 and 2011 totaled $30k and $29k, respectively.

For further details on the Hong Kong D&L Agreement, please refer to the current report on Form 8-K filed with the SEC on March 22, 2012 and exhibit 10.77 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, such filings being herein incorporated by reference.

There were no revenues earned by the Company in relation to the Hong Kong D&L Agreement during the three months ended June 30, 2012 and 2011, respectively.

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

Results of Consolidated Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Our revenues for the three months ended June 30, 2012 were $579k a decrease of $411k or approximately 42% over revenues for the comparable period of the prior year, and consisted of $380k in manufacturing fees, $70k in lab and product development fees and $128k in royalties and license fees. Revenues for the three months ended June 30, 2011, consisted of $599k in manufacturing fees, $81k in lab and product development fees, and $310k in royalties and license fees. Manufacturing fees decreased by approximately 37% due to the removal from the market of the Lodrane® Extended Release Products, pursuant to a directive from the FDA issued in March 2011. Please refer to the Current Report on Form 8-K filed with the SEC on March 4, 2011 for further details, with such filing being herein incorporated by reference. Lab and product development fees decreased by approximately 13% due to the decreased lab stability study revenues relating to the discontinuance of the Lodrane® Extended Release Products. Royalties and license fees decreased by approximately 59% due to the removal from the market of the Lodrane® Extended Release Products as of August 30, 2011, pursuant to the directive of the FDA issued in March 2011.

Research and development costs for the three months ended June 30, 2012 were $197k, a decrease of $248k or approximately 55% from $445k of such costs for the comparable period of the prior year. The decrease was primarily due to higher levels of product development activities occurring during the prior year which resulted in the launch of four commercial products during the prior fiscal year.

General and administrative expenses for the three months ended June 30, 2012, were $365k, an increase of $40k, or approximately 12% from $325k of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to fixed overheads related to excess capacity that has resulted from the discontinuance of the Lodrane Extended Release products.

Depreciation and amortization for the three months ended June 30 3012 was $42k, a decrease of $83k, or approximately 66%, from $125k for the comparable period of the prior year. The decrease was primarily due to manufacturing fixed assets being utilized at higher levels during the current year as a result of the current year’s operations being comprised of a broader line of commercial products, as compared to operations of comparable period of the prior year which consisted of a limited commercial product that was undergoing an almost complete shutdown due to the discontinuance of the Lodrane® Extended Release Products.

Non-cash compensation through the issuance of stock options and warrants for the three months ended June 30, 2012 was $6k, with such amount representing no change from the $6k in such expenses for the comparable period of the prior year. The amount of non-cash compensation is based on amortization schedules established at the time of issuance of the related stock options and warrants.

As a result of the foregoing, our loss from operations for the three months ended June 30, 2012 was $486k, compared to a loss from operations of $336k for the three months ended June 30, 2011.

Other expenses for the three months ended June 30, 2012 were a net of $10,033k, a decrease in other expenses of $20,361k from the net other expenses of $30,394k for the comparable period of the prior year. The decrease in other income was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the quarter ended June 30, 2012 totaling $9,732k, as compared to a net derivative expense of $30,194k for the comparable period of the prior year. Please note that derivative income/(expenses) are most significantly determined by the closing price of the Company’s Common Stock as of the end of each annual or quarterly reporting period, and also as of the date on which shares of the Company’s convertible preferred stock are converted into common stock, with incomes being generated by decreases in such closing prices and expenses being incurred by increases in such closing prices. The closing price of the Company’s Common Stock rose from $0.09 to $0.129 during the quarter ended June 30 2012, as compared to a rise from $0.078 to $0.17 during the comparable quarter of the prior year. The greater increase in the closing price of the Company’s Common Stock occurring during the quarter ended June 30, 2011, as compared to the quarter ended June 30, 2012 was a significant factor in the lower amounts of derivative expenses recorded during the quarter ended June 30, 2012, as compared to the comparable period of the prior year.

As a result of the foregoing, our net loss for the three months ended June 30, 2012 was $10,522k, compared to a net loss of $30,733k for the three months ended June 30, 2011.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), decreased to a deficit of 3.3 million as of June 30, 2012 from a working capital deficit of $3.1 million as of March 31, 2012, primarily due to our net loss from operations, exclusive of non-cash charges. In addition, it should be noted that current liabilities includes the entire principal amount due on the Company’s NJEDA Bonds Payable. This amount, totaling $3.4 million has been classified as a current liability as a result of the Company receiving a notice of default from the Trustee of the NJ-EDA Bonds. Please refer to Note 6 to our financial statements and Item 3 of this quarterly report on Form 10-Q for further details.

Net cash used by operations was $297k for the three months ended June 30, 2012, primarily due to our net loss from continuing operations of $10,522k, offset by non-cash charges totaling $10,129k, which included, without limitation, depreciation and amortization of $118k, net expense from the change in fair value of derivative liabilities of $9,732k, derivative interest payments satisfied through the issuance of common shares in lieu of cash of $82k, non-cash compensation satisfied by the issuance of common stock and options of $6k, and the discount in Series E issuance attributed to an embedded beneficial conversion feature in the amount of $187k. In addition, net cash used by operations was effected by changes in the balances of assets and liabilities, including, without limitation, increases in accounts receivable and inventories of $101k and $58k, respectively (resulting in a net outflow of cash) and increases in accounts payable, accrued expenses and other current liabilities totaling $241k (resulting in a net inflow of cash).

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations

As of June 30, 2012, the Company had a working capital deficit of $3.3 million, losses from operations totaling $0.5 million for the three months ended June 30, 2012, other expenses totaling $10.0 million for the three months then ended and a net loss of $10.5 million for the three months ended June 30, 2012. Please note that the Company’s other income/(expenses) are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2013.

Revenues and operating profits for the foreseeable future, are expected to be significantly and adversely effected by the FDA removal of the Lodrane® Extended Release Products from the market. The Lodrane® Extended Release Products, which constituted approximately 97% of the Company’s revenues in the periods immediately preceding the nine month period ended December 31, 2011, were included on a list of approximately 500 cough/cold and allergy products which are being removed from the U.S. market pursuant to a directive from the FDA. Please refer to the Current Report on Form 8-K filed with the SEC on March 4, 2011 and the Annual Report on Form 10-K filed with the SEC on June 29, 2011 for further details, such filings being herein incorporated by reference.

In addition, the Company has received Notice of Default from the Trustee of the NJEDA Bonds as a result of the utilization of the debt service reserve being used to pay interest payments. See “NJEDA Bonds” below.

Treppel $500,000 Bridge Revolving Credit Line.

On June 12, 2012 (the “Effective Date”), we entered into a bridge loan agreement (the “Loan Agreement”) with Jerry Treppel, our Chairman and CEO. Under the terms of the Loan Agreement, we have the right, in our sole discretion, to a line of credit (the “Credit Line”) in the maximum principal amount of up to $500,000 at any one time. Mr. Treppel provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on the earlier of (i) such date as we raise at least $2,000,000 in gross proceeds from the sale of any of our equity securities or (ii) July 31, 2013, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Loan Agreement, we may borrow, repay, and reborrow under the Credit Line through maturity. Amounts borrowed under the Credit Line will bear interest at the rate of ten percent (10%) per annum. As of June 30, 2012, we had no borrowings under the Credit Line. Subsequent to June 30, 2012, we borrowed $100,000, in accordance with the terms and conditions of the Credit Line. For more detailed information, please see the Loan Agreement filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 13, 2012 , which Form 8-K and exhibit are incorporated by reference herein.

As of June 30, 2012, we had cash reserves of $0.5 million. The completion of all transactions contemplated by the Epic Strategic Alliance agreement is expected to provide additional funds to permit us to continue development our product pipeline. Despite the successful completion of the initial, second and third closings of the Epic Strategic Alliance Agreement, and the first eight of a total of twelve quarterly payments of $62,500 each, there can be no assurances that we will be able to consummate the remaining four quarterly payments due under the Epic Strategic Alliance Agreement. If such transactions are consummated, we will receive additional cash proceeds of $0.250 million.

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

For the three months ended June 30, 2012, we sustained a negative cash flow from operations of approximately $0.3 million, compared with a positive cash flow from operations of approximately $0.2 million being achieved during the comparable period in the prior year. Our working capital deficit at June 30, 2012 was approximately $3.3 million compared with working capital deficit of approximately $2.0 million at June 30, 2011. Please note that the working capital deficits include the entire principal amount due in relation to the NJEDA Bonds. This amount, totaling $3.4 million is classified as a current liability due to the Notice of Default received from the Trustee in relation to the NJEDA Bonds. Please see “NJEDA Bonds” below.

Cash and cash equivalents at June 30, 2012, were approximately $0.5 million, a decrease of approximately $1.3 million from the approximately $1.8 million balance of cash and cash equivalents at June 30, 2011.

As of June 30, 2012, our principal source of liquidity was approximately $0.5 million of cash and cash equivalents. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants. There can be no assurance that the exercise of outstanding warrants or options will generate or provide sufficient cash.

NJEDA Bonds

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of June 30, 2012, all of the proceeds were utilized by the Company for such stated purposes.

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

Bond issue costs of $354,453 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $14,178 for the fiscal year March 31, 2012.

The NJEDA Bonds require the Company to make an annual principal payment on September 1st of varying amounts as specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal at the applicable rate for the semi-annual period just ended.

The interest payments due on March 1st and September 1st of 2009, 2010 and 2011, as well as the interest payment due on March 1st 2012, totaling $806,925 for all seven payments, were paid from the debt service reserve held in the restricted cash account, due to the Company not having sufficient funds to make such payments when they were due.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2012, we issued 14,305,654 shares of Common Stock to the holders of our Series B, Series C and Series E Preferred Stock. Of this amount, 888,593 shares were issued in satisfaction of our obligation to pay $82,489 in dividends earned and/or owing during the quarter ended June 30, 2012, and 13,417,061 shares were issued pursuant to the conversion of Series B, Series C and Series E Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $1,846,751 at the time of their conversion. In addition, the Company issued a total of 261,227 shares of Common Stock during the quarter ended June 30, 2012 pursuant to the execution of cashless warrant derivatives, valued at $34,884 at the time of their execution. We did not receive any proceeds in exchange for the issuance of these securities. In June 2012, the Company issued options to employees for the purchase of an aggregate of 985,000 shares of common stock at an exercise price of $0.12 per share, including options to purchase 150,000 shares of Common Stock each issued to Chris Dick and Carter J. Ward. The options are not vested on their date of grant and vest in equal annual increments on the first, second and third anniversaries of the grant date. The options expire on the earlier of the date that is ten years after the grant date or three months after the date of termination of the employee to whom such option was issued. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 to issue the common stock The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Please see the discussion in Note 5 to our financial statements titled “NJEDA Bonds” which is incorporated herein by this reference.

ITEM 4.      Mine Safety Disclosures.

Not applicable.

ITEM 5.      Other Information

Patent Approval

As disclosed in more detail in a Current Report on Form 8-K filed with the SEC on May 22, 2012, on May 22, 2012, the United States Patent and Trademark Office issued U.S. Patent No. 8,182,836, entitled “Abuse-Resistant Oral Dosage Forms and Method of Use Thereof”. The Company believes that the issuance of this patent will further protect its proprietary formulation for abuse resistant products utilizing the pharmacological approach. The Company has additional patents pending for its technology.

Item 6.      Exhibits.

The exhibits listed in the index below are filed as part of this report.

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated July 1, 2010 and filed with the SEC on July 1, 2010*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated July 1, 2010 and filed with the SEC on July 1, 2010.*

3.1 (o)	Amended Certificate of Designations of the Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated August 12, 2011 and filed with the SEC on August 18, 2011.*

3.1 (p)	Amended Certificate of Designations of the Series C Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated August 12, 2011 and filed with the SEC on August 18, 2011.*

3.1 (q)	Certificate of Correction Relating to the Amended Certificate of Designations of the Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated August 31, 2011 and filed with the SEC on August 31, 2011.*

3.1 (r)	Certificate of Correction Relating to the Amended Certificate of Designations of the Series C Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated August 31, 2011 and filed with the SEC on August 31, 2011.*

3.2(a)	By-Laws of Elite-Nevada, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Socius Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

4.2	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.

4.3	Form of specimen certificate for Series A 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.4	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.6	Warrant to purchase 100,000 shares of Common Stock issued to DH Blair Investment Banking Corp., incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2004.*

4.7	Warrant to purchase 50,000 shares of Common Stock issued to Jason Lyons incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.*

4.8	Form of Warrant to purchase shares of Common Stock issued to designees of lender with respect to financing of an equipment loan incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.*

4.9	Form of Short Term Warrant to purchase shares of Common Stock issued to purchasers in the private placement which initially closed on October 6, 2004 (the “Series A Financing”), incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.10	Form of Long Term Warrant to purchase shares of Common Stock issued to purchasers in the Series A Financing, incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series A Financing, incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.12	Form of Replacement Warrant to purchase shares of Common Stock in connection with the offer to holders of Warrants in the Series A Financing (the “Warrant Exchange”), incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.*

4.13	Form of Warrant to purchase shares of Common Stock to the Placement Agent, in connection with the Warrant Exchange, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.*

4.14	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.15	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.16	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.17	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.18	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference to Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.19	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference to Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.20	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.21	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.22	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.23	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.24	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.25	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.26	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

10.1	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.2	Securities Purchase Agreement with Socius dated December 30, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.3	Form of Lock-Up Agreement (included as Exhibit D to the Securities Purchase Agreement with Socius mentioned in 10.2 above), incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.4	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.5	Development And License Agreement between the Company and a Hong Kong-based client dated March 16, 2012 incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the SEC on June 29, 2012. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Elite Pharmaceuticals’ Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

ELITE PHARMACEUTICALS, INC.

Date: August 14, 2012	/s/ Jerry Treppel
Jerry Treppel
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)

