Form 10-K/A
period 2012-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2012-09-14
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

This amended Form 10-K for the fiscal year ended March 31, 2012 (“Form 10-K/A”) only amends information in Part I, Item 1 “Business; Contract Manufacturing” of the original Form 10-K, previously filed with the Commission on June 29, 2012 (the “Original Filing”). All other items as presented in the Original Filing are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto.

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

On March 16, 2012, Elite executed a Development and License Agreement (“D&L Agreement”) with a private Hong Kong-based company (the “Hong Kong-based Customer”) for Elite to develop for the Hong Kong-based Customer a branded prescription pharmaceutical product in the United States. The Hong Kong-based Customer has informed us that it has been in business for more than five years and it has multiple FDA approved manufacturing sites outside of the United States.

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

Dated: September 14, 2012

By:	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer

Dated: September 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry Treppel	Chairman, Chief Executive Officer	September 14, 2012

/s/ Chris Dick	President, Chief Operating Officer, Director	September 14, 2012

/s/ Carter J. Ward	Chief Financial Officer, Treasurer, Secretary	September 14, 2012

/s/ Barry Dash	Director	September 14, 2012

/s/ Jeenarine Narine	Director	September 14, 2012

/s/ Ashok Nigalaye	Director	September 14, 2012

/s/ Ram Potti	Director	September 14, 2012

/s/ Jeffrey Whitnell	Director	September 14, 2012

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