Form 10-Q
period 2012-09-30
ELITE PHARMACEUTICALS INC /NV/
filed 2012-11-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2012 the issuer had outstanding 350,337,260 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	March 31, 2012 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$207,343	$668,407
Accounts receivable (net of allowance for doubtful accounts of -0- and -0-, respectively)	562,943	396,847
Inventories (net of reserve of $93,338 and $93,338, respectively)	480,735	304,882
Prepaid expenses and other current assets	112,711	127,704

Total Current Assets	1,363,732	1,497,840

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,888,414 and $4,659,670, respectively	4,172,280	4,284,786

INTANGIBLE ASSETS – net of accumulated amortization of $-0- and $-0-, respectively	666,163	642,848

OTHER ASSETS
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposits	14,314	14,913
Restricted cash – debt service for EDA bonds	274,031	280,585
EDA bond offering costs, net of accumulated amortization of $100,429 and $93,339, respectively	254,023	261,423

Total Other Assets	3,871,690	3,886,243

TOTAL ASSETS	$10,073,865	$10,311,717

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	March 31, 2012 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
EDA bonds payable	$3,385,000	$3,385,000
Short term loans and current portion of long-term debt	206,636	13,316
Accounts payable and accrued expenses	1,128,346	1,066,494
Deferred revenues – current	13,333	13,333
Preferred share derivative interest payable	28,760	70,966

Total Current Liabilities	4,762,075	4,549,109

LONG TERM LIABILITIES
Deferred revenues	158,889	165,558
Other long term liabilities	89,497	87,404
Derivative liability – preferred shares	11,917,323	8,506,106
Derivative liability – warrants	14,947,419	11,987,222

Total Long Term Liabilities	27,113,128	20,746,290

TOTAL LIABILITIES	31,875,203	25,295,399

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 690,000,000 shares Issued and outstanding – 349,664,279 shares and 331,649,728 shares, respectively	349,664	331,650

Additional paid-in-capital	117,547,328	114,910,812

Accumulated deficit	(139,391,489)	(129,919,303)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(21,801,338)	(14,983,682)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,073,865	$10,311,717

The accompanying notes are an integral part of the condensed consolidated financial statements.

F - 2

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED September 30,		SIX MONTHS ENDED September 30,
	2012	2011	2012	2011
REVENUES
Manufacturing Fees	$466,020	$78,294	845,716	$677,733
Royalties & Profit Splits	154,168	100,069	282,663	410,000
Lab Fee Revenues	14,329	95,769	84,693	176,275

Total Revenues	634,517	274,132	1,213,072	1,264,108

COSTS OF REVENUES	479,631	76,331	933,995	501,700

Gross Profit	154,886	197,801	279,077	762,408

OPERATING EXPENSES
Research and Development	228,475	198,212	425,357	643,709
General and Administrative	401,174	476,897	766,135	801,494
Non-cash compensation through issuance of stock options	15,133	6,113	21,246	12,226
Depreciation and Amortization	25,372	108,181	67,370	233,115

Total Operating Expenses	670,154	789,403	1,280,108	1,690,544

(LOSS) FROM OPERATIONS	(515,268)	(591,602)	(1,001,031)	(928,136)

OTHER INCOME / (EXPENSES)
Interest expense, net	(61,247)	(57,931)	(119,784)	(115,301)
Change in fair value of warrant derivatives	2,093,653	10,497,037	(2,995,081)	(3,086,393)
Change in fair value of preferred share derivatives	(187,383)	4,196,187	(4,830,866)	(12,414,600)
Interest expense attributable to preferred share derivatives	(28,823)	(124,370	(83,901)	(267,175)
Discount in Series E issuance attributable to beneficial conversion features	(250,000)	—	(437,500)	—

Total Other Income / (Expense)	1,566,200	14,510,923	(8,467,132)	(15,883,469)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,050,932	13,919,321	(9,468,163)	(16,811,605)

PROVISION FOR INCOME TAXES	1,023	—	4,023	2,500

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,049,909	$13,919,321	$(9,472,186)	$(16,814,105)

NET (LOSS) PER SHARE
Basic	$0.00	$0.06	$(0.03)	$(0.07)
Diluted	$0.00	$0.03	$(0.03)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	348,298,807	248,247,253	342,712,859	240,189,326
Diluted	505,759,554	454,162,476	342,855,832	240,189,326

The accompanying notes are an integral part of the condensed consolidated financial statements.

F - 3

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance at Mar 31, 2012	331,649,738	$331,650	$114,910,812	100,000	$(306,841)	$(129,919,303)	$(14,983,682)

Net Loss						(9,472,186)	(9,472,186)

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	1,256,253	1,256	124,850				126,106

Conversion of Series B, Series C and Series E Preferred Shares into Common Shares	13,497,061	13,497	1,843,653				1,857,150

Non-cash compensation through the issuance of stock options			21,246				21,246

Costs associated with raising capital			(9,856)				(9,856)

Issuance of Common Shares pursuant to the exercise of Warrants	3,261,227	3,261	219,123				222,384

Proceeds received in exchange for beneficial conversion provisions embedded in Series E Preferred Shares			437,500				437,500

Balance at September 30, 2012	349,664,279	$349,664	$117,547,328	100,000	$(306,841)	$(139,391,486)	$(21,801,338)

The accompanying notes are an integral part of the condensed consolidated financial statements.

F - 4

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED SEPTEMBER 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(9,472,186)	$(16,814,105)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	236,143	244,796
Change in fair value of warrant derivative liability	2,995,081	3,086,393
Change in fair value of preferred share derivative liability	4,830,866	12,414,600
Discount in Series E issuance attributable to embedded beneficial conversion feature	437,500	—
Preferred share derivative interest satisfied by the issuance of common stock	126,106	425,485
Non-cash compensation satisfied by the issuance of common stock and options	21,246	12,226
Non-cash rent expense	4,809	5,791
Non-cash lease accretion	667	628

Changes in Assets and Liabilities
Accounts receivable	(166,096)	319,008
Inventories	(175,853)	234,123
Prepaid and other current assets	15,592	43,609
Accounts payable, accrued expenses and other current liabilities	55,172	1,488
Deferred revenues and Customer deposits	(6,669)	(46,066)
Derivative interest payable	(42,206)	(158,310)
.
NET CASH (USED IN) OPERATING ACTIVITIES	(1,139,828)	(230,361)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(96,156)	(49,784)
Cost of leasehold improvements	(20,082)	(313,367)
Costs incurred for intellectual property assets	(23,315)	(16,276)
Withdrawals from restricted cash, net	6,554	4,286
NET CASH USED IN INVESTING ACTIVITIES	(132,999)	(375,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series E Convertible Preferred Stock	437,500	125,000
Proceeds from Executions of Cash Warrants	187,500
Proceeds from draws against Treppel Credit Line	200,000	—
Other loan payments	(3,381)	(6,305)
Costs associated with raising capital	(9,856)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	811,763	118,695

NET CHANGE IN CASH AND CASH EQUIVALENTS	(461,064)	(486,777)

CASH AND CASH EQUIVALENTS – beginning of period	668,407	1,825,858
CASH AND CASH EQUIVALENTS – end of period	$207,343	$1,339,081

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	115,826	113,850
Cash paid for taxes	4,023	2,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

F - 5

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 1 -	DEFINITIONS

“2012 Bond Principal Payment” equals $260,000

“Cash Reserves” are equal to the amount listed in Note 2

“Current Balance Sheet Date” means September 30, 2012

“Current Bond Liability” is equal to the amount listed in Note 2

“Current Fiscal Year” means the twelve months ended March 31, 2013

“Current Quarter” means the three months ended September 30, 2012

“Current YTD” means the six months ended September 30, 2012

“Derivative Interest Liability Common Shares” means the following Common Shares issued in lieu of cash in payment of Derivative Interest due and owing at the beginning of the current quarter:

Common Shares Issued
252,981

“Epic Quarterly Payment Amount” is equal to $62,500

“FDA” means the U.S. Food and Drug Administration

“Outstanding Bond Principal Payments” means principal payments which were due and owing on the NJEDA Bonds on or before the Current Balance Sheet Date and not made, consisting of the following:

Payment Date	Amount
September 1, 2010	225,000
September 1, 2011	470,000
September 1, 2012	730,000

“Preferred Share Derivative Conversion Shares Issued Subsequent to the Balance Sheet Date” means a total of 420,000 shares of Common Stock issued during the period immediately subsequent to the Current Balance Sheet Date up to and including November 7, 2012, pursuant to the conversion of sixty three shares of Series C Convertible Preferred Share Derivatives.

“Prior Year Balance Sheet Date” means September 30, 2011

“Prior Fiscal Year” means the twelve months ended March 31, 2012

“Prior Year Quarter” means the three months ended September 30, 2011

“Restricted Cash Interest Payments” means the following withdrawal of funds from the debt service reserve, with such funds being used to make interest payments due to holders of the NJEDA Bonds:

F - 6

Payment Date	Amount
March 1, 2009	$120,775
September 1, 2009	120,775
March 1, 2010	113,075
September 1, 2010	113,075
March 1, 2011	113,075
September 1, 2011	113,075
March 1, 2012	113,075
September 1, 2012	113,075

“Restricted Cash Principal Payments” means the following withdrawal of funds from the debt service reserve, with such funds being used to make principal payments due to holders of the NJEDA Bonds:

Payment Date	Amount
September 1, 2009	210,000

“SEC” means the Securities and Exchange Commission

“Treppel Credit Line Balance” equals $200,000

“Treppel Credit Line Interest Due” equals $2,603

“Treppel Credit Line Limit” equals $500,000

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

The accompanying unaudited condensed consolidated financial statements were prepared on the assumption that the Company will continue as a going concern. As of the Current Balance Sheet Date, the Company had the following:

F - 7

Cash reserves (“Cash Reserves”)	$0.2 million
Working capital deficit (“Working Capital Deficit”)	$3.4 million
Losses from operations for the Current Quarter	$0.5 million
Other income for the Current Quarter	$1.6 million
Net income for the Current Quarter	$1.0 million
NJEDA Bonds Payable (“Current Bond Liability”)	$3.4 million

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

Please also note that the launch of commercial production of Phentermine 15mg and Phentermine 30mg (together, “Phentermine Capsules”) has been delayed as a result of the sole supplier of the active pharmaceutical ingredient (“API”) approved for the Phentermine Capsules restricting the amount of API available to Elite. The Company is negotiating with the supplier to obtain an adequate supply of the API until it can obtain a new supplier. No assurance can be given that the Company will be able to alleviate this issue on terms that do not adversely affect its ability to manufacture Phentermine Capsules. Please refer to the Current Report on Form 8-K filed with the SEC on October 15, 2012 for further details, with such filing being herein incorporated by reference, and Part II; Item 1A: “Risk Factors”.

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

The Company did not have sufficient funds available to make the principal payments due on September 1, 2011, and 2012 with such amount due including principal payments due in the prior year but not paid. There were not sufficient funds available in the debt service reserve and the payment was not made.

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

F - 8

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

As of the Current Balance Sheet Date, we had Cash Reserves.

We have successfully completed the initial, second and third closings of the Epic Strategic Alliance Agreement and the twelve quarterly payments, with each such quarterly payment being equal to the Epic Quarterly Payment Amount and have accordingly received the full investment from Epic, exclusive of warrant exercise, as provided for in the Epic Strategic Alliance Agreement. For additional information regarding the Epic Strategic Alliance Agreement, please see our disclosures under “Epic Strategic Alliance Agreement” in Item 7 of Part II of our Annual Report on Form 10-K, and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009, June 5, 2009, July 1, 2010 and June 29, 2011, such disclosures being herein incorporated by reference.

Despite having received the full investment from Epic Investments LLC, exclusive of warrant exercise, as provided for in the Epic Strategic Alliance Agreement, we still most likely will be required to seek additional capital in the future and there can be no assurances that Elite will be able to obtain such additional capital on favorable terms, if at all.

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

On June 12, 2012, Elite entered into a bridge loan agreement (the “Treppel Credit Line Agreement”) with Jerry Treppel, the Company’s Chairman and CEO. Under the terms of the Treppel Credit Line Agreement, Elite has the right, in its sole discretion to a line of credit (the “Treppel Credit Line”) in the maximum principal amount of up to the Treppel Credit Line Limit, at any one time. Mr. Treppel provided the Treppel Credit is for the purpose of supporting the acceleration of Elite’s product development activities. The outstanding amount is evidenced by a promissory note which shall mature on the earlier of (i) such date as Elite raises at least two million dollars in gross proceeds from the sale of any of its equity securities or (ii) July 31, 2013, at which time the entire unpaid principal balance, plus accrued interest thereon shall be due and payable in full. Elite may prepay any amounts owed without penalty. Any such prepayments shall first be due and owing and then to principal. Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Treppel Credit Line Agreement, the Company may borrow, repay and reborrow under the Treppel Credit Line through maturity. Amounts borrowed under the Treppel Credit Line bear interest at the rate of ten percent (10%) per annum. For more detailed information, please refer to the Current Report on Form 8-K filed with the SEC on June 13, 2012, with such filing being herein incorporated by reference.

As of the Current Balance Sheet, the principal balance of the Treppel Credit Line was equal to the Treppel Credit Line Balance and the interest due was equal to the Treppel Credit Line Interest Due.

F - 9

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

Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operates in one segment for the six months ended September 30, 2012.

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

Inventories consist of raw materials and are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

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

As of the Current Balance Sheet Date, the following costs were recorded as intangible assets on the Company’s balance sheet:

	Patent Application Costs	ANDA Acquisitions	Total Intangible Assets
Intangible Assets as of March 31, 2012	192,848	450,000	642,848

Costs Capitalized During Current Fiscal Year
Three months ended June 30, 2012	15,947	—	15,947
Three months ended September 30, 2012	7,368	—	7,368
Total Costs Capitalized-six months ended Sept 30, 2012	23,315	—	23,315

Amortization of Intangible Assets During Current Fiscal Year
Three months ended June 30, 2012	—	—	—
Three months ended September 30, 2012	—	—	—
Total Amortization – six months ended Sept 30, 2012	—	—	—

Intangible Assets as of September 30, 2012	216,163	450,000	666,163

The costs incurred in patent applications for the Current YTD and Current Quarter, were related to our abuse resistant opioid product lines. Additional costs incurred in relation to such patent applications will be capitalized as intangible assets, with amortization of such costs to commence upon approval of the patents.

F - 10

NOTE 6 -	NJEDA BONDS

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”) via the issuance of the following:

Description	Principal Amount On Issue Date	Interest Rate	Maturity
Series A Note	3,660,000	6.50%	September 1, 2030
Series B Note	495,000	9.0%	September 1, 2012

The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of September 30, 2012, all of the proceeds were utilized by the Company for such stated purposes.

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

Bond issue costs were paid from the bond proceeds and are being amortized over the life of the bonds. These costs and amortization activity are summarized as follows:

Description	Balances As of March 31, 2012	Amortization Expense Current YTD	Balances As of Current Balance Sheet Date
Bond Issue Costs	354,453		354,453
Accumulated Amortization	(93,339)	(7,090)	(100,429)
Unamortized Balance	261,113		254,023

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

The Restricted Cash Principal Payment was made as a result of the Company not having sufficient funds to make such payments when due.

F - 11

The Company did not have sufficient funds available to make the Outstanding Principal Payments, as follows:

•	The Company did not have sufficient funds available to make the principal payments due on September 1, 2010, and requested that the Trustee withdraw such funds from the debt service reserve. The Company’s request was denied and accordingly the principal payment due on September 1, 2010, was not made. Please refer to Note 1 of these notes to financial statements for a listing of the principal payment due on September 1, 2010 which is part of the Outstanding Principal Payments.

•	The Company did not have sufficient funds available to make the principal payments due on September 1, 2011, with such amounts due inclusive of amounts due on September 1, 2010 and not paid. There were not sufficient funds available in the debt service reserve. The Principal payment due on September 1, 2011 was not paid. Please refer to Note 1 of these notes to financial statements for a listing of the principal payment due on September 1, 2011 which is part of the Outstanding Principal Payments.

•	The Company did not have sufficient funds available to make the principal payments due on September 1, 2012, with such amounts due inclusive of amounts due on September 1, 2011 and not paid. There were not sufficient funds available in the debt service reserve. The Principal payment due on September 1, 2012 was not paid. Please refer to Note 1 of these notes to financial statements for a listing of the principal payment due on September 1, 2011 which is part of the Outstanding Principal Payments.

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

F - 12

Preferred Stock Derivative Liability as of Current Balance Sheet Date
	Series B	Series C	Series E	Total
Preferred shares Outstanding	—	1,438	2,187.5	3,625.5

Underlying common shares into which Preferred may convert	—	9,586,669	89,724,356	99,311,025

Closing price on valuation date	$0.12	$0.12	$0.12	$0.12

Preferred stock derivative liability at Current Balance Sheet Date	$—	$1,150,400	$10,766,923	$11,917,323

Preferred stock derivative liability at March 31, 2012	$477,935	$1,599,600	$6,428,571	$8,506,106

CHANGE IN VALUE OF PREFERRED STOCK DERIVATIVE LIABILITY
	Three months ended Sept 30,		Six months ended Sept 30,
	2012	2011	2012	2011
Change in Preferred Stock Derivative Liability	$(187,383)	$4,196,187	$(4,830,866)	$(12,414,600)

Warrant Derivative Liabilities

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

FAIR VALUE OF WARRANT DERIVATIVE LIABILITY
	March 31 2012	June 30 2012	Sept 30 2012
Risk-Free interest rate	0.05% - 1.3%	0.04% - 0.92%	0.06% - 0.83%
Expected volatility	57% - 181%	67% - 182%	102% - 180%
Expected life (in years)	0.1 – 6.1	0.0 – 5.8	1.0 – 5.6
Expected dividend yield	—	—	—
Number of warrants	161,478,979	152,168,403	145,376,939

Fair Value of Warrant Derivative Liability	$11,987,222	$17,041,072	$14,947,419

CHANGE IN VALUE OF WARRANT DERIVATIVE LIABILITY
	Three months ended Sept 30,		Six months ended Sept 30,
	2012	2011	2012	2011
Change in Warrant Derivative Liability	$2,093,653	$10,497,037	$(2,995,081)	$(3,086,393)

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

F - 13

NOTE 8 -	PREFERRED SHARE DERIVATIVE INTEREST PAYABLE

Preferred share derivative interest payable as of the Current Balance Sheet Date consisted of the amount reported on the liability section of the balance sheet and titled “Preferred Share Derivative Interest Payable”. This amount was paid via the issuance of the Derivative Interest Liability Common Shares in October 2012.

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

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

RENT EXPENSE
	Three months ended Sept 30,		Six months ended Sept 30,
	2012	2011	2012	2011
Rent Expense	$22,584	$22,584	$45,169	$45,169

Change in deferred rent liability	$2,403	$2,895	$4,807	$5,791

DEFERRED RENT LIABILITY (LONG-TERM LIABILITY)
	March 31 2012	June 30 2012	Sept 30 2012
Balance of Deferred Rent Liability	$59,154	$61,557	$63,960

F - 14

NOTE 10 -	DEFERRED REVENUES

Deferred revenues are summarized as follows:

Advance payment received	$200,000
Total revenue recognized as of March 31, 2012	(21,109)
Revenue recognized six months ended Sept 30, 2012	(6,667)
Total Deferred Revenues as of Current Balance Sheet Date	172,222

Current Portion of Deferred Revenues as of Current Balance Sheet Date	13,333
Non-Current Portion of Deferred Revenues as of Current Balance Sheet Date	158,889

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

NOTE 11 -	STOCKHOLDERS’ EQUITY

Common Stock

During the Current YTD, the Company issued shares of Common Stock, as follows:

Description	Shares Of Common Stock
Common Shares issued in lieu of cash in payment of Preferred Share Derivative Interest	1,256,253

Common Shares issued pursuant to the conversion of Series B, Series C and Series E Preferred Share derivatives	13,497,061

Common Shares issued pursuant to the exercise of warrants	3,261,227

Total Common Shares issued during the Current YTD	18,014,541

Options

Options issued and outstanding as of the Current Balance Sheet Date are summarized as follows:

	Number of Options	Range of Exercise Prices
Vested Options	2,240,333	$0.06 to $2.80
Non-Vested Options	1,728,667	$0.10 to $2.25

Each option represents the right to purchase one share of common stock. The non-vested options are scheduled to vest in various increments during dates that are within the period beginning on January 18, 2013 and through June 19, 2015, or upon the occurrence of certain defined events and require that employees awarded such options be employed by the Company on the vesting date.

F - 15

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

The calculation of Basic EPS and Diluted EPS is summarized as follows:

	For the Three Months Ended Sept 30,		For the Six Months Ended Sept 30,
	2012	2011	2012	2011
Numerator
Net Income (loss) attributable to common shareholders - Basic	1,049,910	13,919,321	$(9,472,186)	$(16,814,105)

Net Income attributable to common shareholders - Diluted	1,078,733	14,042,702	n/a	n/a

Denominator
Weighted-average shares of common stock outstanding	348,298,807	248,247,253	342,712,859	240,189,326

Dilutive effect of stock options, warrants and convertible securities	157,460,747	205,915,223	n/a	n/a

Net (loss) income per share
Basic	$0.00	$0.06	$0.00	$(0.07)
Diluted	$0.00	$0.03

NOTE 13 -	Related Party Transaction - BORROWING AGAINST TREPPEL CREDIT LINE

As of the Current Balance Sheet Date, Elite owed the Treppel Credit Line Balance and the Treppel Credit Line Interest Due in relation to the Treppel Credit Line. Both amounts were recorded as current liabilities on Elite’s balance and included in the line item titled “Short term loans and current portion of long-term debt”

For further details on the Treppel Credit Line, please refer to Note 2 of these financial statements and the Current Report on Form 8-K filed with the SEC on June 13, 2012, with such filing being herein incorporated by reference.

NOTE 14 -	SUBSEQUENT EVENTS

Common shares issued in lieu of cash in payment of derivative interest expense

The Derivative Interest Liability Common Shares were issued during October 2012 in payment of those amounts listed as a current liability as of September 30, 2012 under the line item “Preferred Share Derivative Interest Payable”.

Common shares issued pursuant to the conversion of Convertible Preferred Share Derivatives

The Company issued the Preferred Share Derivative Conversion Shares Issued Subsequent to the Balance Sheet Date.

F - 16

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2012

COMPARED TO THE

THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2011

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

We own the following products which have been approved for manufacture by the United States Food and Drug Administration (“US-FDA”), but for which commercial production has not yet begun:

•	Phentermine 15mg capsules (“Phentermine 15mg”)
•	Phentermine 30mg capsules (“Phentermine 30mg”)

Please note that the launch of commercial production of Phentermine 15mg and Phentermine 30mg (together, “Phentermine Capsules”) has been delayed as a result of the sole supplier of the active pharmaceutical ingredient (“API”) approved for the Phentermine Capsules restricting the amount of API available to Elite. The supply restriction also prevents us, and our sales and marketing partner, from meeting growing demand for the phentermine 37.5 mg tablets and is also expected to restrict sales of this product (see below). We believe that the supplier is wrongfully limiting supply. We are negotiating with the supplier to obtain an adequate supply of the API until we can obtain a new supplier. If we are unable to timely resolve this dispute in a reasonable manner then, unless and until we are able to obtain adequate amounts of API, we will not be able to sustain or grow the sales of the generic phentermine products. We have begun to qualify an alternative supplier, but qualification of an alternative supplier, due to FDA requirements, will entail a significant amount of time and could be expected to take 12 months or longer. Please see Part II; Item 1A: “Risk Factors”.

Please refer to the Current Report on Form 8-K filed with the SEC on October 15, 2012 for further details, with such filing being herein incorporated by reference.

We have purchased the following approved generic product, with the transfer of the manufacturing process from the facilities of the previous Abbreviated New Drug Applications (“ANDA”) holder to our facilities in Northvale, New Jersey (the “Northvale Facility”) being currently on-going:

•	Naltrexone HCl (“Naltrexone Generic”)

Please note that this transfer to the Northvale Facility has been significantly delayed, as a result of the Company being notified by the U.S. Food and Drug Administration (the “FDA”) of its reclassification of our CBE-30 supplement to a prior approval supplement. The transfer of the manufacturing process of naltrexone is a prerequisite to the commercial launch of this generic product. We believe that the commercial launch of this generic product will be a material event and any delays in such launch will have a significant and adverse effect on the Company’s operation and results.

Elite has executed a license agreement with Precision Dose, Inc. (the “Precision Dose Agreement”) and a manufacturing agreement with The PharmaNetwork LLC (the “TPN Agreement”).

The Precision Dose Agreement provides for the marketing and distribution, in the United States, Puerto Rico and Canada, of Phentermine 37.5mg, Phentermine Capsules, Hydromorphone 8mg, Naltrexone Generic, and certain additional products that require approval from the FDA. Phentermine 37.5mg tablets were launched in April 2011. Hydromorphone 8mg was launched in March 2012. Phentermine Capsules were approved by the US-FDA on September 28, 2012, but not yet launched. Naltrexone Generic has not yet been approved by the US-FDA for manufacture by Elite.

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

A Current Report on form 8-K was filed on April 7, 2011 in relation to this shipment, such filing being incorporated herein by this reference. Please also refer to the Current Report on Form 8-K filed with SEC on September 10, 2010 and Quarterly Report on Form 10-Q, filed with SEC on November 15, 2010 for further details on the Precision Dose Agreement, such filings being herein incorporated by reference. Please see the discussion above concerning certain delays due to issues with the sole supplier and refer to the Current Report on Form 8-K filed with the SEC on October 15, 2012 for further details, with such filing being herein incorporated by reference.

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

Methadone 10mg tablets

On January 17, 2012, Elite commenced shipping Methadone 10mg tablets to ThePharmaNetwork, LLC and its wholly owned subsidiary, Ascend Laboratories, LLC. (together, “TPN”) pursuant to a commercial manufacturing and supply agreement dated June 23, 2011 between Elite and TPN (the “Methadone Manufacturing and Supply Agreement”). Under the terms of the Methadone Manufacturing and Supply Agreement, Elite performs manufacturing and packaging of Methadone 10mg for TPN. Please refer to the Current Report on Form 8-K filed with the SEC on January 17, 2012 for more details, with such filing being herein incorporated by reference. For details on the commercial manufacturing and supply agreement dated June 23, 2011 between Elite and TPN, please refer to Exhibit 10.71 of the Annual Report on Form 10-K filed with the SEC on June 29,2011.

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

Approved Products

Elite is the owner of the following approved Abbreviated New Drug Applications:

•	Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)
•	Hydromorphone HCl 8mg tablets (“Hydromorphone 8mg”)
•	Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)
•	Phentermine HCl 15mg capsules (“Phentermine 15mg”)
•	Phentermine HCl 30mg capsules (“Phentermine 30mg”)

Phentermine HCl 37.5mg tablets

The ANDA for Phentermine 37.5mg was acquired pursuant to an asset purchase agreement with Epic Pharma LLC (“Epic”) dated September 10, 2010 (the “Phentermine Purchase Agreement”). Current reports on form 8-K were filed on September 10, 2010 and February 4, 2011 in relation to the Phentermine Purchase Agreement and the Phentermine ANDA, with such filings being incorporated herein by this reference. Please also refer to exhibit 10.7 of the Quarterly Report on Form 10-Q filed with SEC on November 15, 2010, such filing being incorporated herein by this reference. Please see the discussion above concerning certain delays due to issues with the sole supplier and refer to the Current Report on Form 8-K filed with the SEC on October 15, 2012 for further details, with such filing being herein incorporated by reference.

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

Phentermine 15mg and Phentermine 30mg

Elite received approval as of September 28, 2012 from the US-FDA for Phentermine 15mg and Phentermine 30mg. These products were developed by Elite. The commercial launch of Phentermine 15mg and Phentermine 30mg has been delayed due to the sole supplier of the API approved for these products restricting the amount of such API available to Elite. Please refer to the Current Report on Form 8-K filed with the SEC on October 15, 2012, with such filing being herein incorporated by reference.

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

Development activities related to Isradipine have been discontinued. For further details, please refer to the section below titled “Discontinued Development – Israpidine”

Discontinued Products - Lodrane 24® and Lodrane 24D®

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

Discontinued Development – Isradipine

Isradipine was one of two products in an agreement with Mikah Pharma that was intended to be transferred to Elite for manufacture. (Phendimetrazine was the second product) Preliminary production batches of Isradipine at Elite, using the equipment provided in the agreement, did not produce acceptable product. Mikah and Elite therefore mutually agreed in an amendment to the agreement to discontinue transfer of the Isradipine.

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

Abuse Resistant and Sustained Release Opioids

A once-daily oxycodone formulation was developed by Elite, using its proprietary technology. An investigational new drug application, or IND, has been filed Elite has completed two pharmacokinetic studies in healthy subjects and has scaled up the product.  We are looking for a partner for this product

The abuse resistant opioid products utilize our patented abuse-deterrent technology that is based on a pharmacological approach. These products are combinations of a narcotic agonist, in a sustained-release formulation intended for use in patients with moderate to severe chronic pain, and an antagonist, formulated to deter abuse of the drug.  Both, agonist and antagonist, have been on the market for a number of years and sold separately in various dose strengths.  Elite has filed an IND for the product and has tested the product in a series of pharmacokinetic studies.   Products utilizing the pharmacological approach to deter abuse such as Suboxone®, a product marketed in the United States by Reckitt Benckiser Pharmaceuticals, Inc., and Embeda®, a product marketed in the United States by King Pharmaceuticals, have been approved by the FDA and are being marketed in the United States.

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

According to the Elan Termination Agreement, Elite acquired all proprietary, development and commercial rights for the worldwide markets for the products developed by the joint venture, including the sustained release opioid products. Upon licensing or commercialization of a once daily oxycodone product, Elite will pay a royalty to Elan pursuant to the Termination Agreement.  If Elite were to sell the product itself, Elite will pay a 1% royalty to Elan based on the product’s net sales, and if Elite enters into an agreement with another party to sell the product, Elite will pay a 9% royalty to Elan based on Elite’s net revenues from this product. (Elite’s net product revenues would include license fees, royalties, manufacturing profits and milestones) Elite is allowed to recoup all development costs including research, process development, analytical development, clinical development and regulatory costs before payment of any royalties to Elan.

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

For additional information regarding the Epic Strategic Alliance Agreement, please see our disclosures under “Epic Strategic Alliance Agreement” in Item 1 of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009 and June 5, 2009, which are incorporated herein by reference. See also, Note 2 to the financial statements included herein.

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

Results of Consolidated Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Our revenues for the three months ended September 30, 2012 were $635k an increase of $360 or approximately 131% over revenues for the comparable period of the prior year, and consisted of $466k in manufacturing fees, $14k in lab and product development fees and $154k in royalties and license fees. Revenues for the three months ended September 30, 2011, consisted of $78k in manufacturing fees, $96k in lab and product development fees, and $100k in royalties and license fees. Manufacturing fees increased by approximately 495% as a result of the current year’s operations including Hydromorphone 8mg, which was launched in March of 2012, and also as a result of strong growth in the Phentermine and Methadone product lines. Lab and product development fees decreased by approximately 85% due to the decreased lab stability study revenues relating to the discontinuance of the Lodrane® Extended Release Products. Royalties and license fees increased by approximately 54% due to the strong growth in sales from the Phentermine and Hydromorphone product lines. Please see the discussion above in “Overview; Commercial Products and Part II; Item 1A: “Risk Factors” concerning certain delays related to Phentermine due to issues with the sole supplier.

Research and development costs for the three months ended September 30, 2012 were $228k, an increase of $30k or approximately 15% from $198k of such costs for the comparable period of the prior year. The increase was primarily due to an acceleration of product development activities occurring during the current year.

General and administrative expenses for the three months ended September 30, 2012, were $402k, a decrease of $76k, or approximately 16% from $477k of general and administrative expenses for the comparable period of the prior year. The decrease was primarily due to cost reduction efforts and decreases in excess capacity.

Depreciation and amortization for the three months ended September 30 3012 was $25k, a decrease of $83k, or approximately 77%, from $108k for the comparable period of the prior year. The decrease was primarily due to manufacturing fixed assets being utilized at higher levels during the current year as a result of the current year’s operations being comprised of a broader line of commercial products, as compared to operations of comparable period of the prior year which consisted of a limited commercial product that was undergoing an almost complete shutdown due to the discontinuance of the Lodrane® Extended Release Products.

Non-cash compensation through the issuance of stock options and warrants for the three months ended September 30, 2012 was $15k, an increase of $9k, or approximately 148% from $6k for the comparable period of the prior year. The increase is due to the issuance of employee stock options in June of 2012. For further details on such employee stock options, please see Note 11 of the financial statements filed with this Current Report on Form 10-Q.

As a result of the foregoing, our loss from operations for the three months ended September 30, 2012 was $515k, compared to a loss from operations of $592k for the three months ended September 30, 2011.

Other income for the three months ended September 30, 2012 were a net of $1,566k, a decrease in other income of $12,944k from the net other income of $14,510k for the comparable period of the prior year. The decrease in other income was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the quarter ended September 30, 2012 totaling $1,906k, as compared to a net derivative income of $14,693k for the comparable period of the prior year. Please note that derivative income/(expenses) are most significantly determined by the number of preferred shares outstanding and the closing price of the Company’s Common Stock as of the end of each annual or quarterly reporting period. As of September 30, 2012, there were an aggregate of 3,626 shares of Preferred Series C and Preferred Series E outstanding, as compared to an aggregate of 8,303 shares of Preferred Series B, Preferred Series C and Preferred Series E outstanding as of September 30, 2011. In addition, the closing price of the Company’s Common Stock as of September 30, 2012 was only $0.01 below the closing price at the beginning of the quarter. The variance in the closing price of the Company’s Common Stock was $0.07 for the comparable quarter of the prior year. A more stable stock price, combined with fewer preferred share derivatives outstanding resulted in a decrease in derivative income and expenses.

As a result of the foregoing, our net income for the three months ended September 30, 2012 was $1,050k, compared to a net income of $13,919k for the three months ended September 30, 2011.

Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011

Our revenues for the six months ended September 30, 2012 were $1,213k, a decrease of $51k or approximately 4% from for the comparable period of the prior year, and consisted of $846k in manufacturing fees, $85k in lab and product development fees and $283k in royalties and license fees. Revenues for the six months ended September 30, 2011, consisted of $678k in manufacturing fees, $176k in lab and product development fees, and $410k in royalties and license fees. Manufacturing fees increased by approximately 25% as a result of the current year’s operations including Hydromorphone 8mg, which was launched in March of 2012, and also as a result of strong growth in the Phentermine and Methadone product lines. Lab and product development fees decreased by approximately 52% due to the decreased lab stability study revenues relating to the discontinuance of the Lodrane® Extended Release Products. Royalties and license fees decreased by approximately 31% due to the prior year’s results including product launch milestone revenues and the remaining royalties earned from the sale of Lodrane® Extended Release Products, offset by strong growth in sales from the Phentermine and Hydromorphone product lines. Please see the discussion above in “Overview; Commercial Products and Part II; Item 1A: “Risk Factors” concerning certain delays related to Phentermine due to issues with the sole supplier.

Research and development costs for the six months ended September 30, 2012 were $425k, a decrease of $218k or approximately 34% from $218k of such costs for the comparable period of the prior year. The decrease was primarily due to increased product development costs incurred in the first quarter of the prior year which was necessary to achieve the approval and launch of the Phentermine product line during the first quarter of the prior year.

General and administrative expenses for the six months ended September 30, 2012, were $766k, a decrease of $36k, or approximately 4% from $801k of general and administrative expenses for the comparable period of the prior year. The decrease was primarily due to cost reduction efforts.

Depreciation and amortization for the six months ended September 30 3012 was $67k, a decrease of $166k, or approximately 71%, from $233k for the comparable period of the prior year. The decrease was primarily due to manufacturing fixed assets being utilized at higher levels during the current year as a result of the current year’s operations being comprised of a broader line of commercial products, as compared to operations of comparable period of the prior year which consisted of a limited commercial product that was undergoing an almost complete shutdown due to the discontinuance of the Lodrane® Extended Release Products.

Non-cash compensation through the issuance of stock options and warrants for the six months ended September 30, 2012 was $21k, an increase of $9k, or approximately 74% from $12k for the comparable period of the prior year. The increase is due to the issuance of employee stock options in June of 2012. For further details on such employee stock options, please see Note 11 of the financial statements filed with this Current Report on Form 10-Q.

As a result of the foregoing, our loss from operations for the six months ended September 30, 2012 was $1,000k, compared to a loss from operations of $928k for the six months ended September 30, 2011.

Other expense for the six months ended September 30, 2012 were a net of $8,467k, a decrease in net other expenses of $7,416k from the net other expense of $15,883k for the comparable period of the prior year. The decrease in other income was due to derivative expenses relating to changes in the fair value of our preferred shares and outstanding warrants during the six months ended September 30, 2012 totaling $7,826k, as compared to a net derivative expense of $15,501k for the comparable period of the prior year. Please note that derivative income/(expenses) are most significantly determined by the number of preferred shares outstanding and the closing price of the Company’s Common Stock as of the end of each annual or quarterly reporting period. As of September 30, 2012, there were an aggregate of 3,626 shares of Preferred Series C and Preferred Series E outstanding, as compared to an aggregate of 8,303 shares of Preferred Series B, Preferred Series C and Preferred Series E outstanding as of September 30, 2011. The fewer preferred share derivatives outstanding resulted in a decrease in derivative income and expenses.

As a result of the foregoing, our net loss for the six months ended September 30, 2012 was $9,472k, compared to a net loss of $16,814k for the six months ended September 30, 2011.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), decreased to a deficit of 3.4 million as of September 30, 2012 from a working capital deficit of $3.1 million as of March 31, 2012, primarily due to our net loss from operations, exclusive of non-cash charges. In addition, it should be noted that current liabilities includes the entire principal amount due on the Company’s NJEDA Bonds Payable. This amount, totaling $3.4 million has been classified as a current liability as a result of the Company receiving a notice of default from the Trustee of the NJ-EDA Bonds. Please refer to Note 6 to our financial statements and Item 3 of this quarterly report on Form 10-Q for further details.

Net cash used by operations was $1.1 million for the six months ended September 30, 2012, primarily due to our net loss from continuing operations of $8.5 million, offset by non-cash charges totaling $8.7 million, which included, without limitation, depreciation and amortization of $0.2 million, net expense from the change in fair value of derivative liabilities of $7.8 million, derivative interest payments satisfied through the issuance of common shares in lieu of cash of $0.1 million, and the discount in Series E issuance attributed to an embedded beneficial conversion feature in the amount of $0.4 million. In addition, net cash used by operations was effected by changes in the balances of assets and liabilities, including, without limitation, increases in accounts receivable and inventories of $0.1 million and $0.2 million, respectively (resulting in a net outflow of cash).

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations

As of September 30, 2012, the Company had a working capital deficit of $3.4 million, losses from operations totaling $1.0 million for the six months ended September 30, 2012, other expenses totaling $8.5 million for the six months then ended and a net loss of $9.5 million for the six months ended September 30, 2012. Please note that the Company’s other income/(expenses) are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

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

Treppel $500,000 Bridge Revolving Credit Line.

On June 12, 2012 (the “Effective Date”), we entered into a bridge loan agreement (the “Loan Agreement”) with Jerry Treppel, our Chairman and CEO. Under the terms of the Loan Agreement, we have the right, in our sole discretion, to a line of credit (the “Credit Line”) in the maximum principal amount of up to $500,000 at any one time. Mr. Treppel provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on the earlier of (i) such date as we raise at least $2,000,000 in gross proceeds from the sale of any of our equity securities or (ii) July 31, 2013, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Loan Agreement, we may borrow, repay, and reborrow under the Credit Line through maturity. Amounts borrowed under the Credit Line will bear interest at the rate of ten percent (10%) per annum. As of September 30, 2012, the principal balance owed under the Credit Line was $200,000 with an additional $2,603 in accrued interest being also owed, in accordance with the terms and conditions of the Credit Line. For more detailed information, please see the Loan Agreement filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 13, 2012 , which Form 8-K and exhibit are incorporated by reference herein.

As of September 30, 2012, we had cash reserves of $0.2 million.

We have successfully completed the initial, second and third closings of the Epic Strategic Alliance Agreement and the twelve quarterly payments, with each such quarterly payment being equal to the Epic Quarterly Payment Amount and have accordingly received the full investment from Epic, exclusive of warrant exercise, as provided for in the Epic Strategic Alliance Agreement. For additional information regarding the Epic Strategic Alliance Agreement, please see our disclosures under “Epic Strategic Alliance Agreement” in Item 7 of Part II of our Annual Report on Form 10-K, and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009, June 5, 2009, July 1, 2010 and June 29, 2011, such disclosures being herein incorporated by reference.

Despite having received the full investment from Epic Investments LLC, exclusive of warrant exercise, as provided for in the Epic Strategic Alliance Agreement, we still will most likely be required to seek additional capital in the future and there can be no assurances that Elite will be able to obtain such additional capital on favorable terms, if at all.

Furthermore, with regards to our product pipeline, please note that significant delays in the commercialization of Naltrexone 50mg are expected as a result of the a recent notification received from the FDA reclassifying to a Prior Approval Supplement, the Company’s Changes Being Effected in 30 Days Supplement (“CBE-30”) related to a change the manufacturing and packaging site of Naltrexone 50mg. The commercial launch of the recently approved Phentermine 15mg and Phentermine 30mg has also been delayed as a result of the sole supplier of the API approved for these products restricting the amount of API available to Elite. Please see the discussion above in “Overview; Commercial Products and Part II; Item 1A: “Risk Factors” concerning certain delays related to Phentermine due to issues with the sole supplier.

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

For the six months ended September 30, 2012, we sustained a negative cash flow from operations of approximately $1.0 million, compared with a negative cash flow from operations of approximately $0.9 million being achieved during the comparable period in the prior year. Our working capital deficit at September 30, 2012 was approximately $3.4 million compared with working capital deficit of approximately $2.4 million at September 30, 2011. Please note that the working capital deficits include the entire principal amount due in relation to the NJEDA Bonds. This amount, totaling $3.4 million is classified as a current liability due to the Notice of Default received from the Trustee in relation to the NJEDA Bonds. Please see “NJEDA Bonds” below.

Cash and cash equivalents at September 30, 2012, were approximately $0.2 million, a decrease of approximately $1.1 million from the approximately $1.3 million balance of cash and cash equivalents at September 30, 2011.

As of September 30, 2012, our principal source of liquidity was approximately $0.2 million of cash and cash equivalents. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants. There can be no assurance that the exercise of outstanding warrants or options will generate or provide sufficient cash.

NJEDA Bonds

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of September 30, 2012, all of the proceeds were utilized by the Company for such stated purposes.

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

The Company did not have sufficient funds available to make the principal payments due on September 1, 2012, with such amounts due inclusive of amounts due on September 1, 2011 and not paid. There were not sufficient funds available in the debt service reserve and accordingly, the principal payment totaling $730,000 was not made.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the three and six months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the updated risk factor set forth below , there have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

We are dependent on a small number of suppliers for our raw materials and any delay or unavailability of raw materials can materially adversely affect our ability to produce products.

The FDA requires identification of raw material suppliers in applications for approval of drug products. If raw materials were unavailable from a specified supplier, FDA approval of a new supplier could delay the manufacture of the drug involved. In this regard, the launch of commercial production of Phentermine Capsules has been delayed as a result of the sole supplier of the API approved for the Phentermine Capsules restricting the amount of API available to us. The supply restriction also prevents us, and our sales and marketing partner, from meeting growing demand for the phentermine 37.5 mg tablets and is also expected to restrict sales of this product. We believe that the supplier is wrongfully limiting supply. We are in the process of negotiating with the supplier to obtain an adequate supply of the API until we can obtain a new supplier. If we are unable to timely resolve this dispute in a reasonable manner then, unless and until we are able to obtain adequate amounts of API, we will not be able to sustain or grow the sales of the generic phentermine products. We have begun to qualify an alternative supplier, but qualification of an alternative supplier, due to FDA requirements, will entail a significant amount of time and could be expected to take 12 months or longer. Please refer to the Current Report on Form 8-K filed with the SEC on October 15, 2012 for further details, with such filing being herein incorporated by reference, and Part II; Item 1A: “Risk Factors”.

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

During the six months ended September 30, 2012, we issued 14,753,314 shares of Common Stock to the holders of our Series B, Series C and Series E Preferred Stock. Of this amount, 1,256,253 shares were issued in satisfaction of our obligation to pay $126,106 in dividends earned and/or owing during the six months ended September 30, 2012, and 13,497,061 shares were issued pursuant to the conversion of Series B, Series C and Series E Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $1,857,150 at the time of their conversion. In addition, the Company issued a total of 261,227 shares of Common Stock during the six months ended September 30, 2012 pursuant to the exercise of cashless warrant derivatives, valued at $34,884 at the time of their execution and 3,000,000 shares of Common Stock during the six months ended September 30, 2012 pursuant to the exercise of cash warrants that carried an exercise price of $0.0625. In June 2012, the Company issued options to employees for the purchase an aggregate of 985,000 shares of common stock at an exercise price of $0.12 per share, including options to purchase 150,000 shares of Common Stock each issued to Chris Dick and Carter J. Ward. The options are not vested on their date of grant and vest in equal annual increments on the first, second and third anniversaries of the grant date. The options expire on the earlier of the date that is ten years after the grant date or three months after the date of termination of the employee to whom such option was issued. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 to issue the common stock The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

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

Item 6. Exhibits

The exhibits listed in the index below are filed as part of this report.

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated July 1, 2010 and filed with the SEC on July 1, 2010*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated July 1, 2010 and filed with the SEC on July 1, 2010.*

3.1 (o)	Amended Certificate of Designations of the Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated August 12, 2011 and filed with the SEC on August 18, 2011.*

3.1 (p)	Amended Certificate of Designations of the Series C Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated August 12, 2011 and filed with the SEC on August 18, 2011.*

3.1 (q)	Certificate of Correction Relating to the Amended Certificate of Designations of the Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated August 31, 2011 and filed with the SEC on August 31, 2011.*

3.1 (r)	Certificate of Correction Relating to the Amended Certificate of Designations of the Series C Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated August 31, 2011 and filed with the SEC on August 31, 2011.*

3.2(a)	By-Laws of Elite-Nevada, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Socius Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

4.2	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.

4.3	Form of specimen certificate for Series A 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.4	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.6	Warrant to purchase 100,000 shares of Common Stock issued to DH Blair Investment Banking Corp., incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2004.*

4.7	Warrant to purchase 50,000 shares of Common Stock issued to Jason Lyons incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.*

4.8	Form of Warrant to purchase shares of Common Stock issued to designees of lender with respect to financing of an equipment loan incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.*

4.9	Form of Short Term Warrant to purchase shares of Common Stock issued to purchasers in the private placement which initially closed on October 6, 2004 (the “Series A Financing”), incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.10	Form of Long Term Warrant to purchase shares of Common Stock issued to purchasers in the Series A Financing, incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series A Financing, incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.12	Form of Replacement Warrant to purchase shares of Common Stock in connection with the offer to holders of Warrants in the Series A Financing (the “Warrant Exchange”), incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.*

4.13	Form of Warrant to purchase shares of Common Stock to the Placement Agent, in connection with the Warrant Exchange, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.*

4.14	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.15	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.16	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.17	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.18	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference to Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.19	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference to Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.20	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.21	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.22	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.23	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.24	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.25	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.26	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

10.1	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.2	Securities Purchase Agreement with Socius dated December 30, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.3	Form of Lock-Up Agreement (included as Exhibit D to the Securities Purchase Agreement with Socius mentioned in 10.2 above), incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.4	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.5	Development And License Agreement between the Company and a Hong Kong-based client dated March 16, 2012 incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the SEC on June 29, 2012. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.6	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Elite Pharmaceuticals’ Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

ELITE PHARMACEUTICALS, INC.

Date:	November 14, 2012	/s/ Jerry Treppel
Jerry Treppel
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2012	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)

