Form 10-Q
period 2012-12-31
ELITE PHARMACEUTICALS INC /NV/
filed 2013-02-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended	to

Commission File Number: 001-15697

ELITE PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	22-3542636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Ludlow Avenue, Northvale, New Jersey	07647
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 6, 2013 the issuer had outstanding 356,720,969 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (Unaudited)	March 31, 2012 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,655	$668,407
Accounts receivable (net of allowance for doubtful accounts of -0- and -0-, respectively)	526,386	396,847
Inventories (net of reserve of $93,338 and $93,338, respectively)	984,431	304,882
Prepaid expenses and other current assets	65,878	127,704

Total Current Assets	1.642.350	1,497,840

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,979,270 and $4,659,670, respectively	4,108.774	4,284,786

INTANGIBLE ASSETS – net of accumulated amortization of $-0- and $-0-, respectively	682.849	642,848

OTHER ASSETS
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposits	14,314	14,913
Restricted cash – debt service for EDA bonds	343.051	280,585
EDA bond offering costs, net of accumulated amortization of $100,429 and $93,339, respectively	250.478	261,423
Total Other Assets	3,937.165	3,886,243

TOTAL ASSETS	$10,371,138	$10,311,717

F - 1

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (Unaudited)	March 31, 2012 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
EDA bonds payable	$3,385,000	$3,385,000
Short term loans and current portion of long-term debt	506,760	13,316
Accounts payable and accrued expenses	1,400,690	1,066,494
Deferred revenues – current	13,333	13,333
Preferred share derivative interest payable	27,500	70,966
Customer Deposits	50,132	—

Total Current Liabilities	5,383,415	4,549,109

LONG TERM LIABILITIES
Deferred revenues	155,556	165,558
Other long term liabilities	90,505	87,404
Derivative liability – preferred shares	7,916,397	8,506,106
Derivative liability – warrants	9,181,427	11,987,222

Total Long Term Liabilities	17,343,885	20,746,290

TOTAL LIABILITIES	22,727,300	25,295,399

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 690,000,000 shares Issued and outstanding – 350,340,298 shares and 331,649,728 shares, respectively	350,342	331,650

Additional paid-in-capital	117,628,663	114,910,812

Accumulated deficit	(130,028,326)	(129,919,303)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(12,356,162)	(14,983,682)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,371,138	$10,311,717

The accompanying notes are an integral part of the condensed consolidated financial statements.

F - 2

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED December 31,		NINE MONTHS ENDED December 31,
	2012	2011	2012	2011
REVENUES
Manufacturing Fees	$400,494	$170,099	$1,246,210	$847,832
Royalties & Profit Splits	156,454	20,127	439,117	430,228
Lab Fee Revenues	110,734	319,712	195,427	495,987

Total Revenues	667,682	509,938	1,880,754	1,774,047

COSTS OF REVENUES	266,792	156,590	1,200,787	658,289

Gross Profit	400,890	353,348	679,967	1,115,758

OPERATING EXPENSES
Research and Development	238,268	386,430	663,625	1,030,141
General and Administrative	380,976	288,416	1,147,112	1,089,909
Non-cash compensation through issuance of stock options	15,133	6,113	36,379	18,340
Depreciation and Amortization	40,723	103,339	108,094	336,454

Total Operating Expenses	675,100	784,298	1,955,210	2,474,844

(LOSS) FROM OPERATIONS	(274,210)	(430,950)	(1,275,243)	(1,359,086)

OTHER INCOME / (EXPENSES)
Interest expense, net	(63,924)	(57,138)	(183,709)	(172,438)
Change in fair value of warrant derivatives	5,765,992	4,586,076	2,770,912	1,499,682
Change in fair value of preferred share derivatives	3,963,126	4,749,332	(867,741)	(7,665,268)
Interest expense attributable to preferred share derivatives	(27,818)	(86,325)	(111,719)	(353,500)
Discount in Series E issuance attributable to beneficial conversion features	—	—	(437,500)	—

Total Other Income / (Expense)	9,637,376	9,191,945	1,170,243	(6,691,524)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	9,363,166	8,760,995	(105,000)	(8,050,610)

PROVISION FOR INCOME TAXES	—	—	4,023	2,500

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$9,363,166	$8,760,995	$(109,023)	$(8,053,110)

NET (LOSS) PER SHARE
Basic	$0.03	$0.03	$(0.00)	$(0.03)
Diluted	$0.02	$0.02	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	350,220,224	262,067,347	345,384,514	247,443,617
Diluted	486,207,413	427,037,498	345,384,514	247,443,617

The accompanying notes are an integral part of the condensed consolidated financial statements.

F - 3

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance at Mar 31, 2012	331,649,738	$331,650	$114,910,812	100,000	$(306,841)	$(129,919,303)	$(14,983,682)

Net Loss						(109,023)	(109,023)

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	1,512,272	1,512	153,672				155,184

Conversion of Series B, Series C and Series E Preferred Shares into Common Shares	13,917,061	13,918	1,881,033				1,894,951

Non-cash compensation through the issuance of stock options			36,379				36,379

Costs associated with raising capital			(9,856)				(9,856)

Issuance of Common Shares pursuant to the exercise of Warrants	3,261,227	3,262	219,123				222,385

Proceeds received in exchange for beneficial conversion provisions embedded in Series E Preferred Shares			437,500				437,500

Balance at December 31, 2012	350,340,298	$350,342	$117,628,663	100,000	$(306,841)	$(130,028,326)	$(12,356,162)

The accompanying notes are an integral part of the condensed consolidated financial statements.

F - 4

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED DECEMBER 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(109,023)	$(8,053,110)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	330,543	363,542
Change in fair value of warrant derivative liability	(2,770,912)	(1,499,682)
Change in fair value of preferred share derivative liability	867,741	7,665,268
Discount in Series E issuance attributable to embedded beneficial conversion feature	437,500	—
Preferred share derivative interest satisfied by the issuance of common stock	155,184	549,854
Non-cash compensation satisfied by the issuance of common stock and options	36,379	18,339
Non-cash rent expense	7,215	8,686
Non-cash lease accretion	1,008	949

Changes in Assets and Liabilities
Accounts receivable	(129,539)	88,356
Inventories	(679,549)	184,963
Prepaid and other current assets	62,425	88,135
Accounts payable, accrued expenses and other current liabilities	327,640	41,355,
Deferred revenues and Customer deposits	40,130	(49,399)
Derivative interest payable	(43,466)	(196,354)

NET CASH USED IN OPERATING ACTIVITIES	(1,466,724)	(789,098)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(110,787)	(78,427)
Cost of leasehold improvements	(32,801)	(390,845)
Costs incurred for intellectual property assets	(40,001)	(32,406)
Deposits to restricted cash, net	(62,466)	(41,826)
NET CASH USED IN INVESTING ACTIVITIES	(246,055)	(543,504)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series E Convertible Preferred Stock	437,500	125,000
Proceeds from Executions of Cash Warrants	187,500
Proceeds from draws against Treppel Credit Line	500,000	—
Other loan payments	(5,117)	(9,565)
Costs associated with raising capital	(9,856)	(40,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,110,027	75,435

NET CHANGE IN CASH AND CASH EQUIVALENTS	(602,752)	(1,257,167)

CASH AND CASH EQUIVALENTS – beginning of period	668,407	1,825,858
CASH AND CASH EQUIVALENTS – end of period	$65,655	$568,691

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	115,623	172,439
Cash paid for taxes	4,023	2,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

F - 5

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(UNAUDITED)

NOTE 1	-	DEFINITIONS

“2012 Bond Principal Payment” equals $260,000

“Cash Reserves” are equal to the amount listed in Note 2

“Current Balance Sheet Date” means December 31, 2012

“Current Bond Liability” is equal to the amount listed in Note 2

“Current Fiscal Year” means the twelve months ended March 31, 2013

“Current Quarter” means the three months ended December 31, 2012

“Current YTD” means the nine months ended December 31, 2012

“Derivative Interest Liability Common Shares” means the following Common Shares issued in lieu of cash in payment of Derivative Interest due and owing as of the Current Balance Sheet Date:

Common Shares Issued
348,671

“Epic Quarterly Payment Amount” is equal to $62,500

“FDA” means the U.S. Food and Drug Administration

“Outstanding Bond Principal Payments” means principal payments which were due and owing on the NJEDA Bonds on or before the Current Balance Sheet Date and not made, consisting of the following:

Payment Date	Amount
September 1, 2010	225,000
September 1, 2011	470,000
September 1, 2012	730,000

“Prior Year Balance Sheet Date” means December 31, 2011

“Prior Fiscal Year” means the twelve months ended March 31, 2012

“Prior Year Quarter” means the three months ended December 31, 2011

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

F - 6

“Restricted Cash Principal Payments” means the following withdrawal of funds from the debt service reserve, with such funds being used to make principal payments due to holders of the NJEDA Bonds:

Payment Date	Amount
September 1, 2009	210,000

“SEC” means the Securities and Exchange Commission

“Treppel Credit Line Balance” equals $500,000

“Treppel Credit Line Interest Due” equals $6,932

“Treppel Credit Line Limit” equals $1,000,000

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

The accompanying unaudited condensed consolidated financial statements were prepared on the assumption that the Company will continue as a going concern. As of the Current Balance Sheet Date, the Company had the following:

Cash reserves (“Cash Reserves”)	$ 0.1 million
Working capital deficit (“Working Capital Deficit”)	$ 3.7 million
Losses from operations for the Current Quarter	$ 0.3 million
Other income for the Current Quarter	$ 9.6 million
Net income for the Current Quarter	$ 9.4 million
NJEDA Bonds Payable (“Current Bond Liability”)	$ 3.4 million

F - 7

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

The Company did not have sufficient funds available to make the principal payments due on September 1, 2011 and 2012, with such amount due including principal payments due in the prior year but not paid. There were not sufficient funds available in the debt service reserve and the payment was not made.

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

Please also note that the Working Capital Deficit includes the Current Bond Liability. This amount was first classified as a current liability as of March 31, 2010, due to the Notice of Default received from the Trustee in relation to the NJEDA Bonds. Please refer to the balance sheet and note 5 to our financial statements for details on the Current Bond Liability.

F - 8

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

On June 12, 2012, Elite entered into a bridge loan agreement, as amended on December 5, 2012, (the “Treppel Credit Line Agreement”) with Jerry Treppel, the Company’s Chairman and CEO. Under the terms of the Treppel Credit Line Agreement, Elite has the right, in its sole discretion to a line of credit (the “Treppel Credit Line”) in the maximum principal amount of up to the Treppel Credit Line Limit, at any one time. Mr. Treppel provided the Treppel Credit Line for the purpose of supporting the acceleration of Elite’s product development activities. The outstanding amount is evidenced by a promissory note which shall mature on the earlier of (i) such date as Elite raises at least two million dollars in gross proceeds from the sale of any of its equity securities or (ii) July 31, 2013, at which time the entire unpaid principal balance, plus accrued interest thereon shall be due and payable in full. Elite may prepay any amounts owed without penalty. Any such prepayments shall first be due and owing and then to principal. Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Treppel Credit Line Agreement, the Company may borrow, repay and reborrow under the Treppel Credit Line through maturity. Amounts borrowed under the Treppel Credit Line bear interest at the rate of ten percent (10%) per annum. For more detailed information, please refer to the Current Reports on Form 8-K filed with the SEC on June 13, 2012 and December 10,2012, with such filings being herein incorporated by reference.

As of the Current Balance Sheet, the principal balance of the Treppel Credit Line was equal to the Treppel Credit Line Balance and the interest due was equal to the Treppel Credit Line Interest Due.

F - 9

Furthermore, with regards to our product pipeline, please note that significant delays in the commercialization of Naltrexone 50mg have occurred as a result of a notification received from the FDA reclassifying to a Prior Approval Supplement, the Company’s Changes Being Effected in 30 Days Supplement (“CBE-30”) related to a change in the manufacturing and packaging site of this product.

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued (please see note 13).

Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operates in one segment for the nine months ended December 31, 2012.

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

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost (first-in, first-out basis) or market (net realizable value), and summarized as follows:

	December 31, 2012	March 31, 2012
Raw Materials	547,455	304,882
Work-in-Process	436,976	—
Finished Goods	—	—
Total Inventory	984,431	304,482

NOTE 5	-	INTANGIBLE ASSETS

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

F - 10

As of the Current Balance Sheet Date, the following costs were recorded as intangible assets on the Company’s balance sheet:

	Patent Application Costs	ANDA Acquisitions	Total Intangible Assets
Intangible Assets as of March 31, 2012	192,848	450,000	642,848

Costs Capitalized During Current Fiscal Year
Three months ended June 30, 2012	15,947	—	15,947
Three months ended September 30, 2012	7,368	—	7,368
Three months ended December 31, 2012	16,686	—	16,686
Total Costs Capitalized-nine months ended Dec 31, 2012	40,001	—	40,001

Amortization of Intangible Assets During Current Fiscal Year
Three months ended June 30, 2012	—	—	—
Three months ended September 30, 2012	—	—	—
Three months ended December 31, 2012	—	—	—
Total Amortization – nine months ended Dec 31, 2012	—	—	—

Intangible Assets as of December 31, 2012	232,849	450,000	682,849

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

The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of the Current Balance Sheet Date, all of the proceeds were utilized by the Company for such stated purposes.

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

Bond issue costs were paid from the bond proceeds and are being amortized over the life of the bonds. These costs and amortization activity are summarized as follows:

Description	Balances As of March 31, 2012	Amortization Expense Current YTD	Balances As of Current Balance Sheet Date
Bond Issue Costs	354,453		354,453
Accumulated Amortization	(93,339)	(10,634)	(103,974)
Unamortized Balance	261,113		250,478

F - 11

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

F - 12

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

Preferred Stock Derivative Liability as of Current Balance Sheet Date
	Series B	Series C	Series E	Total
Preferred shares Outstanding	—	1,375	2,187.5	3,562.5

Underlying common shares into which Preferred may convert	—	9,166,669	89,788,298	98,954,967

Closing price on valuation date	$0.08	$0.08	$0.08	$0.08

Preferred stock derivative liability at Current Balance Sheet Date	$—	$1733,334	$7,183,064	$7,916,397

Preferred stock derivative liability at March 31, 2012	$477,935	$1,599,600	$6,428,571	$8,506,106

CHANGE IN VALUE OF PREFERRED STOCK DERIVATIVE LIABILITY
	Three months ended Dec 31,		Nine months ended Dec 31,
	2012	2011	2012	2011
Change in Preferred Stock Derivative Liability	$3,963,126	$4,749,332	$(867,741)	$(7,665,268)

Warrant Derivative Liabilities

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

FAIR VALUE OF WARRANT DERIVATIVE LIABILITY
	March 31 2012	June 30 2012	Sept 30 2012	Dec 31 2012
Risk-Free interest rate	0.05% - 1.3%	0.04% - 0.92%	0.06% - 0.83%	0.02% - 0.72%
Expected volatility	57% - 181%	67% - 182%	102% - 180%	100% - 168%
Expected life (in years)	0.1 – 6.1	0.0 – 5.8	1.0 – 5.6	0.7 – 5.3
Expected dividend yield	—	—	—	—
Number of warrants	161,478,979	152,168,403	145,376,939	145,376,939

Fair Value of Warrant Derivative Liability	$11,987,222	$17,041,072	$14,947,419	$11,987,222

F - 13

CHANGE IN VALUE OF WARRANT DERIVATIVE LIABILITY
	Three months ended Dec 31,		Nine months ended Dec 31,
	2012	2011	2012	2011
Change in Warrant Derivative Liability	$5,765,992	$4,586,076	$2,770,912	$1,499,682

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

Preferred share derivative interest payable as of the Current Balance Sheet Date consisted of the amount reported on the liability section of the balance sheet and titled “Preferred Share Derivative Interest Payable”. This amount was paid via the issuance of the Derivative Interest Liability Common Shares in January 2013.

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

This property required significant leasehold improvements and qualification as a prerequisite to achieving suitability for such intended future use and in January 2013, the Company began using the facility at 135 Ludlow Avenue for commercial production and commenced shipping packaged products from the facility.

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

F - 14

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

RENT EXPENSE
	Three months ended Dec 31,		Nine months ended Dec 31,
	2012	2011	2012	2011
Rent Expense	$22,584	$22,584	$67,753	$45,169

Change in deferred rent liability	$2,403	$2,895	$7,210	$45,169

DEFERRED RENT LIABILITY (LONG-TERM LIABILITY)
	March 31 2012	June 30 2012	Sept 30 2012	Dec 31 2012
Balance of Deferred Rent Liability	$59,154	$61,557	$63,960	$66,364

NOTE 10	-	DEFERRED REVENUES

Deferred revenues are summarized as follows:

Advance payment received	$200,000
Total revenue recognized as of March 31, 2012	(21,109)
Revenue recognized nine months ended December 31, 2012	(10,000)
Total Deferred Revenues as of Current Balance Sheet Date	168,891

Current Portion of Deferred Revenues as of Current Balance Sheet Date	13,333
Non-Current Portion of Deferred Revenues as of Current Balance Sheet Date	155,556

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

NOTE 11	-	STOCKHOLDERS’ EQUITY

Common Stock

During the Current YTD, the Company issued shares of Common Stock, as follows:

Description	Shares Of Common Stock
Common Shares issued in lieu of cash in payment of Preferred Share Derivative Interest	1,512,272

Common Shares issued pursuant to the conversion of Series B, Series C and Series E Preferred Share derivatives	13,917,061

Common Shares issued pursuant to the exercise of warrants	3,261,227

Total Common Shares issued during the Current YTD	18,690,541

F - 15

Options

Options issued and outstanding as of the Current Balance Sheet Date are summarized as follows:

	Number of Options	Range of Exercise Prices
Vested Options	2,210,333	$0.06 to $2.80
Non-Vested Options	1,728,667	$0.10 to $2.25

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

The calculation of Basic EPS and Diluted EPS is summarized as follows:

	For the Three Months Ended Dec 31,		For the Nine Months Ended Dec 31,
	2012	2011	2012	2011
Numerator
Net Income (loss) attributable to common shareholders - Basic	9,363,166	8,720,994	$(109,023)	$(8,093,110)

Net Income attributable to common shareholders - Diluted	9,390,983	8,807,320	n/a	n/a

Denominator
Weighted-average shares of common stock outstanding	350,220,224	262,067,348	345,284,514	247,443,617

Dilutive effect of stock options, warrants and convertible securities	135,987,189	164,970,150	n/a	n/a

Net (loss) income per share
Basic	$0.03	$0.03	$0.00	$(0.03)
Diluted	$0.02	$0.02

NOTE 13	-	RELATED PARTY TRANSACTION - BORROWING AGAINST TREPPEL CREDIT LINE

As of the Current Balance Sheet Date, Elite owed the Treppel Credit Line Balance and the Treppel Credit Line Interest Due in relation to the Treppel Credit Line. Both amounts were recorded as current liabilities on Elite’s balance and included in the line item titled “Short term loans and current portion of long-term debt”.

For further details on the Treppel Credit Line, please refer to Note 2 of these financial statements and the Current Reports on Form 8-K filed with the SEC on June 13, 2012 and December 10, 2012, with such filings being herein incorporated by reference.

F - 16

NOTE 14	-	SUBSEQUENT EVENTS

Common shares issued in lieu of cash in payment of derivative interest expense

The Derivative Interest Liability Common Shares were issued during January 2013 in payment of those amounts listed as a current liability as of December 31, 2012 under the line item “Preferred Share Derivative Interest Payable”.

Sale of New Jersey State Net Operating Losses

In January 2013, the Company received final approval from the New Jersey Economical Development Authority for the sale of New Jersey net operating losses with net tax benefits equal to $391,105 under the Technology Business Tax Certificate Transfer Program. The Company sold the net operating loss approved for sale at a transfer price equal to ninety two cents for every benefit dollar. The proceeds of such sale, totaling $359,817, were received by the Company during January 2013

Exercise of Warrants by Epic Investments LLC

On January 14, 2013, Epic Investments LLC exercised cash warrants to purchase 6,032,000 shares of Common Stock at a price of $0.0625 per share, with the proceeds of such warrant exercise totaling $377,000.

FDA Approval of Supplemental Application for Naltrexone Hydrochloride 50mg tablets

On January 31, 2013, the FDA approved the Company’s supplemental application for the manufacturing and packaging of naltrexone hydrochloride 50mg tablets. This approval will allow the Company to commence the commercial manufacturing and packaging of this product for its sales and marketing partner, which will distribute the product as part of a multi-product distribution agreement.

A current report on Form 8-K was filed with the SEC on February 6, 2013, with such filing being herein incorporated by reference.

Commencement of Commercial operations at the expanded facility at 135 Ludlow

In January 2013, the Company commenced commercial operations at the expanded facility located at 135 Ludlow Avenue, and began shipping packaged product from this facility. The 15,000 square foot facility expansion includes cGMP manufacturing suites and packaging line. Packaging onsite provides a cost reduction for the Company and the use of the new manufacturing suites allows additional capacity and larger scale production resulting in greater manufacturing efficiencies.

F - 17

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2012

COMPARED TO THE

THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2011

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

We own, license or contract manufacture five products currently being sold commercially, as follows:

•	Phentermine 37.5mg tablets (“Phentermine 37.5mg”)
•	Lodrane D® Immediate Release capsules (“Lodrane D”)
•	Methadone 10mg tablets (“Methadone 10mg”)
•	Hydromorphone Hydrochloride 8mg tablets (“Hydromorphone 8mg”)
•	Phendimetrazine tartrate 35mg tablets (“Phendimetrazine 35mg”)

We own the following products which have been approved for manufacture by the United States Food and Drug Administration (“US-FDA”), but for which commercial production has not yet begun:

•	Phentermine 15mg capsules (“Phentermine 15mg”)
•	Phentermine 30mg capsules (“Phentermine 30mg”)
•	Naltrexone HCl (“Naltrexone Generic”)

Elite has executed a license agreement with Precision Dose, Inc. (the “Precision Dose Agreement”) and a manufacturing agreement with The PharmaNetwork LLC (the “TPN Agreement”). The PharmaNetwork LLC was recently purchased by Alkem Laboratories Ltd (“Alkem”). The PharmaNetwork now goes by the name Ascend Laboratories LLC (“Ascend”) and is a wholly owned subsidiary of Alkem.

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

The TPN Agreement, executed on June 23, 2011, and amended on September 24, 2012, provides for the manufacture and packaging by the Company of Ascend’s methadone hydrochloride, 10mg tablets (“Methadone 10mg”), with the Methadone 10mg to be marketed by Ascend. The FDA has approved the manufacturing of Methadone 10mg at the Northvale Facility and the initial shipment of Methadone 10mg occurred during January 2012.

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

Strategy

Elite is focusing its efforts on the following areas: (i) development of Elite’s pain management products; (ii) manufacturing of a line of generic pharmaceutical products with approved ANDAs; (iii) development of additional generic pharmaceutical products; (iv) development of the other products in our pipeline including the products with our partners; (v) commercial exploitation of our products either by license and the collection of royalties, or through the manufacture of our formulations; and (vi) development of new products and the expansion of our licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

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

Methadone 10mg tablets

On January 17, 2012, Elite commenced shipping Methadone 10mg tablets to Ascend Laboratories, LLC. ( “Ascend”) pursuant to a commercial manufacturing and supply agreement dated June 23, 2011 between Elite and Ascend (the “Methadone Manufacturing and Supply Agreement”). Under the terms of the Methadone Manufacturing and Supply Agreement, Elite performs manufacturing and packaging of Methadone 10mg for Ascend. Please refer to the Current Report on Form 8-K filed with the SEC on January 17, 2012 for more details, with such filing being herein incorporated by reference. For details on the commercial manufacturing and supply agreement dated June 23, 2011 between Elite and Ascend, please refer to Exhibit 10.71 of the Annual Report on Form 10-K filed with the SEC on June 29,2011.

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

Phendimetrazine Tartrate 35 mg tablets

On November 13, 2012, the Company made the initial shipment of Phendimetrazine tartrate 35mg tablets, the generic equivalent of Bontril PDM® 35mg tablets under a previously announced manufacturing and supply agreement with Mikah Pharma (“Mikah”). Actavis Inc. (“Actavis”), recently acquired by Watson Pharmaceuticals, Inc. will distribute the product as part of a distribution agreement between Mikah and Actavis.

Bontril PDM® and its generic equivalents had total U.S. sales of approximately $3.5 million for the twelve months ended September 2012, based on IMS Health Data. The Company will be compensated at an agreed upon price for the manufacturing and packaging of this product.

For further details, please refer to the Current Reports on Form 8-K filed with the SEC on November 13, 2012 for the initial shipment and June 7, 2011, for the manufacturing and supply agreement between the Company and Mikah, with both such filings being herein incorporated by reference.

Please also refer to Exhibit 10.70 the Annual Reports on Form 10-K filed with the SEC on June 29, 2012 and June 29, 2011 for further details on the manufacturing and supply agreement between the Company and Mikah, with both such filings being herein incorporated by reference.

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

Transfer of the manufacturing process of Naltrexone 50mg to the Northvale Facility is a prerequisite of the Company’s commercial launch of the product. The completion of such transfer had been significantly delayed as a result of the FDA’s reclassification of the Company’s CBE-30 supplement filing to a prior approval supplement filing. However, on January 31, 2013, the FDA approved the Company’s supplemental application for the manufacturing and packaging of naltrexone hydrochloride 50mg tablets. This approval will allow the Company to commence the commercial manufacturing and packaging of this product for its sales and marketing partner, which will distribute the product as part of a multi-product distribution agreement. A current report on Form 8-K was filed with the SEC on February 6, 2013 in relation to this approval, such filing being incorporated herein by this reference. As a result of the prior delays caused by this reclassification, the Company has recorded an impairment of the Naltrexone 50mg ANDA in an amount equal to the entire purchase price of the acquisition. This impairment was recorded and is included in the Company’s audited financial statements as of March 31, 2011 and presented in the Annual Report on Form 10-K filed with the SEC on June 29, 2011 with such filing being herein incorporated by reference.

Phentermine 15mg and Phentermine 30mg

Elite received approval as of September 28, 2012 from the US-FDA for Phentermine 15mg and Phentermine 30mg. These products were developed by Elite. The commercial launch of Phentermine 15mg and Phentermine 30mg has been delayed due to the sole supplier of the API approved for these products restricting the amount of such API available to Elite. Please refer to the Current Report on Form 8-K filed with the SEC on October 15, 2012, with such filing being herein incorporated by reference. We have resolved this issue for the next year. The purchase orders now in place will allow us to obtain adequate amounts of API, although at a substantially higher price than previously paid, to supply both the Phentermine tablet product and the soon to be launched Phentermine capsule products. Elite anticipates that some of the increase in API pricing could be offset with increase manufacturing efficiencies.

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

On November 13, 2012, the Company made the initial shipment of Phendimetrazine tartrate 35mg tablets, the generic equivalent of Bontril PDM® 35mg tablets under a previously announced manufacturing and supply agreement with Mikah Pharma (“Mikah”). Actavis Inc. (“Actavis”), recently acquired by Watson Pharmaceuticals, Inc. will distribute the product as part of a distribution agreement between Mikah and Actavis.

Bontril PDM® and its generic equivalents had total U.S. sales of approximately $3.5 million for the twelve months ended September 2012, based on IMS Health Data. The Company will be compensated at an agreed upon price for the manufacturing and packaging of this product.

For further details, please refer to the Current Reports on Form 8-K filed with the SEC on November 13, 2012 for the initial shipment and June 7, 2011, for the manufacturing and supply agreement between the Company and Mikah, with both such filings being herein incorporated by reference.

Please also refer to Exhibit 10.70 the Annual Reports on Form 10-K filed with the SEC on June 29, 2012 and June 29, 2011 for further details on the manufacturing and supply agreement between the Company and Mikah, with both such filings being herein incorporated by reference

Development activities related to Isradipine have been discontinued. For further details, please refer to the section below titled “Discontinued Development – Israpidine”

Discontinued Products - Lodrane 24® and Lodrane 24D®

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

Contract laboratory services for the Lodrane® Extended Products will continue, on a residual basis, as such services consist of stability studies that must be performed over certain defined time periods. These revenues are expected to be significantly less than laboratory service revenues earned in periods prior to the removal of the Extended Release Lodrane products from the market.

Discontinued Development – Isradipine

Isradipine was one of two products in an agreement with Mikah Pharma that was intended to be transferred to Elite for manufacture. (Phendimetrazine was the second product and its launch is described above.) Preliminary production batches of Isradipine at Elite, using the equipment provided in the agreement, was not cost effective. Mikah and Elite therefore mutually agreed in an amendment to the agreement to discontinue transfer of the Isradipine.

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

Elite has developed, and retains the rights to these abuse resistant and sustained release opioid products.  Elite may license these products at a later date to a third party who could provide funding for the remaining clinical studies and who could provide sales and distribution for the product. The drug delivery technology development underlying the sustained release products was initiated under a joint venture with Elan which terminated in 2002.

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

For further details on the Hong Kong D&L Agreement, please refer to the current report on Form 8-K filed with the SEC on March 22, 2012, our amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2012 (filed with the SEC on September 14, 2012), and exhibit 10.77 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, such filings being herein incorporated by reference.

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

Results of Consolidated Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Our revenues for the three months ended December 31, 2012 were $668k an increase of $158k or approximately 31% over revenues for the comparable period of the prior year, and consisted of $401k in manufacturing fees, $111k in lab and product development fees and $156k in royalties and license fees. Revenues for the three months ended December 31, 2011, consisted of $171k in manufacturing fees, $319k in lab and product development fees, and $20k in royalties and license fees. Manufacturing fees increased by approximately 135% as a result of the current year’s operations including Hydromorphone 8mg and Phendimetrazine 35mg, which were launched in March 2012 and November 2012, respectively, and also as a result of strong growth in the Phentermine and Methadone product lines. Lab and product development fees decreased by approximately 65% due to the decreased lab stability study revenues relating to the discontinuance of the Lodrane® Extended Release Products and also development fees being earned in the prior year in relation to the Hi-Tech Development Agreement and the Mikah Development Agreement. Royalties and license fees increased by approximately 677% due to the strong growth in sales from the Phentermine and Hydromorphone product lines. Please see the discussion above in “Overview; Approved Products concerning certain delays related to Phentermine due to issues with the sole supplier that have been resolved.

Research and development costs for the three months ended December 31, 2012 were $238k, a decrease of $148k or approximately 38% from $386k of such costs for the comparable period of the prior year. The decrease was primarily due to the prior year including enhanced product development activities which were related to products that were subsequently approved and commercialized.

General and administrative expenses for the three months ended December 31, 2012, were $381k, an increase of $93k, or approximately 32% from $288k of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to increased regulatory costs, including, without limitation, increased fees paid to the US-FDA and the hiring of additional staff to support regulatory compliance activities, and increases in legal fees, insurance, employee benefits and various other overhead costs.

Depreciation and amortization for the three months ended December 31 2012 was $40k, a decrease of $63k, or approximately 61%, from $103k for the comparable period of the prior year. The decrease was primarily due to manufacturing fixed assets being utilized at higher levels during the current year as a result of the current year’s operations being comprised of a broader line of commercial products, as compared to operations of comparable period of the prior year which consisted of a limited commercial production due to the discontinuance of the Lodrane® Extended Release Products.

Non-cash compensation through the issuance of stock options and warrants for the three months ended December 31, 2012 was $15k, an increase of $9k, or approximately 148% from $6k for the comparable period of the prior year. The increase is due to the issuance of employee stock options in June of 2012. For further details on such employee stock options, please see Note 11 of the financial statements filed with this Current Report on Form 10-Q.

As a result of the foregoing, our loss from operations for the three months ended December 31, 2012 was $274k, compared to a loss from operations of $431k for the three months ended December 31, 2011.

Other income for the three months ended December 31, 2012 were a net of $9,637k, an increase in other income of $445k from the net other income of $9,192k for the comparable period of the prior year. The decrease in other income was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the quarter ended December 31, 2012 totaling $9,729k, as compared to a net derivative income of $9,335k for the comparable period of the prior year. Please note that derivative income/(expenses) are most significantly determined by the number of preferred shares outstanding and the closing price of the Company’s Common Stock as of the end of each annual or quarterly reporting period. As of December 31, 2012, there were an aggregate of 3,562.5 shares of Preferred Series C and Preferred Series E outstanding, as compared to an aggregate of 7,025 shares of Preferred Series B, Preferred Series C and Preferred Series E outstanding as of December 31, 2011.

As a result of the foregoing, our net income for the three months ended December 31, 2012 was $9,363k, compared to a net income of $8,761k for the three months ended December 31, 2011.

Nine Months Ended December 31, 2012 Compared to the Nine Months Ended December 31, 2011

Our revenues for the nine months ended December 31, 2012 were $1,880k, an increase of $107k or approximately 6% from for the comparable period of the prior year, and consisted of $1,246k in manufacturing fees, $195k in lab and product development fees and $439k in royalties and license fees. Revenues for the nine months ended December 31, 2011, consisted of $848k in manufacturing fees, $496k in lab and product development fees, and $430k in royalties and license fees. Manufacturing fees increased by approximately 47% as a result of the current year’s operations including Hydromorphone 8mg and Phendimetrazine 35mg, which were launched in March 2012 and November 2012, respectively, and also as a result of strong growth in the Phentermine and Methadone product lines. Lab and product development fees decreased by approximately 61% due to the decreased lab stability study revenues relating to the discontinuance of the Lodrane® Extended Release Products and also development fees being earned in the prior year in relation to the Hi-Tech Development Agreement and the Mikah Development Agreement. Royalties and license fees increased by approximately 2% due to the strong growth in sales from the Phentermine and Hydromorphone product lines, offset by the prior year’s results included product launch milestone revenues and the remaining royalties earned from the sale of Lodrane® Extended Release Products. Please see the discussion above in “Overview; Commercial Products and Part II; Item 1A: “Risk Factors” concerning certain delays related to Phentermine due to issues with the sole supplier.

Research and development costs for the nine months ended December 31, 2012 were $664k, a decrease of $367k or approximately 36% from $1,030k of such costs for the comparable period of the prior year. The decrease was primarily due to the prior year including enhanced product development activities which were related to products that were subsequently approved and commercialized.

General and administrative expenses for the nine months ended December 31, 2012, were $1,147k, an increase of $57k, or approximately 5% from $1,090k of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to increased regulatory costs, including, without limitation, increased fees paid to the US-FDA and the hiring of additional staff to support regulatory compliance activities, and increases in legal fees, insurance, employee benefits and various other overhead costs.

Depreciation and amortization for the nine months ended December 31, 2012 was $108k, a decrease of $228k, or approximately 68%, from $336k for the comparable period of the prior year. The decrease was primarily due to manufacturing fixed assets being utilized at higher levels during the current year as a result of the current year’s operations being comprised of a broader line of commercial products, as compared to operations of comparable period of the prior year which consisted of a limited commercial product that was undergoing an almost complete shutdown due to the discontinuance of the Lodrane® Extended Release Products.

Non-cash compensation through the issuance of stock options and warrants for the nine months ended December 31, 2012 was $36k, an increase of $18k, or approximately 98% from $18k for the comparable period of the prior year. The increase is due to the issuance of employee stock options in June of 2012. For further details on such employee stock options, please see Note 11 of the financial statements filed with this Current Report on Form 10-Q.

As a result of the foregoing, our loss from operations for the nine months ended December 31, 2012 was $1,275k, compared to a loss from operations of $1,359k for the nine months ended December 31, 2011.

Other income for the nine months ended December 30, 2012 were a net of $1,170k, an increase in net other expenses of $7,862k from the net other expense of $6,692k for the comparable period of the prior year. The increase in other income was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the nine months ended December 31, 2012 totaling $1,903k, as compared to a net derivative expense of $6,166k for the comparable period of the prior year. Please note that derivative income/(expenses) are most significantly determined by the number of preferred shares outstanding and the closing price of the Company’s Common Stock as of the end of each annual or quarterly reporting period. As of December 31, 2012, there were an aggregate of 3,562.5 shares of Preferred Series C and Preferred Series E outstanding, as compared to an aggregate of 7,025 shares of Preferred Series B, Preferred Series C and Preferred Series E outstanding as of December 31, 2011.

As a result of the foregoing, our net loss for the nine months ended December 31, 2012 was $109k, compared to a net loss of $8,053k for the nine months ended December 31, 2011.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), decreased to a deficit of $3.7 million as of December 31, 2012 from a working capital deficit of $3.1 million as of March 31, 2012, primarily due to our net loss from operations, exclusive of non-cash charges. In addition, it should be noted that current liabilities includes the entire principal amount due on the Company’s NJEDA Bonds Payable. This amount, totaling $3.4 million has been classified as a current liability as a result of the Company receiving a notice of default from the Trustee of the NJ-EDA Bonds. Please refer to Note 6 to our financial statements and Item 3 of this quarterly report on Form 10-Q for further details.

Net cash used by operations was $1.5 million for the nine months ended December 31, 2012, primarily due to our net income from continuing operations of $1.2 million, offset by non-cash charges totaling $0.9 million, which included, without limitation, depreciation and amortization of $0.3 million, net income from the change in fair value of derivative liabilities of $1.9 million, derivative interest payments satisfied through the issuance of common shares in lieu of cash of $0.2 million, and the discount in Series E issuance attributed to an embedded beneficial conversion feature in the amount of $0.4 million. In addition, net cash used by operations was effected by changes in the balances of assets and liabilities, including, without limitation, increases in accounts receivable and inventories of $0.1 million and $0.7 million, respectively (resulting in a net outflow of cash).

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations

As of December 31, 2012, the Company had a working capital deficit of $3.7 million, losses from operations totaling $1.2 million for the nine months ended December 31, 2012, net other income totaling $1.25 million for the nine months then ended and a net loss of $0.1 million for the nine months ended December 31, 2012. Please note that the Company’s other income/(expenses) are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

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

Treppel $1,000,000 Bridge Revolving Credit Line.

On June 12, 2012 (the “Effective Date”), we entered into a bridge loan agreement (the “Loan Agreement”) with Jerry Treppel, our Chairman and CEO. Under the terms of the Loan Agreement, we have the right, in our sole discretion, to a line of credit (the “Credit Line”) in the maximum principal amount of up to $500,000 at any one time. By amendment, the maximum principal amount was increased to $1,000,000 in December 2012. Mr. Treppel provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on the earlier of (i) such date as we raise at least $2,000,000 in gross proceeds from the sale of any of our equity securities or (ii) July 31, 2013, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Loan Agreement, we may borrow, repay, and reborrow under the Credit Line through maturity. Amounts borrowed under the Credit Line will bear interest at the rate of ten percent (10%) per annum. As of December 31, 2012, the principal balance owed under the Credit Line was $500,000 with an additional $6,932 in accrued interest being also owed, in accordance with the terms and conditions of the Credit Line. For more detailed information, please see the Loan Agreement filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 13, 2012, and the amendment thereto filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 10, 2012 which forms 8-K and exhibits are incorporated by reference herein.

As of December 31, 2012, we had cash reserves of $0.1 million. Please note that the cash reserves as of December 31, 2012 were unusually low as a result of the timing of the collection of a large amount of receivables which were due as of the balance sheet date. These receivables were collected in early January 2013 and cash reserves as at the end of January 2013 were $0.5 million.

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

Furthermore, with regards to our product pipeline, please note that significant delays in the commercialization of Naltrexone 50mg were experienced as a result of the a notification received from the FDA reclassifying to a Prior Approval Supplement, the Company’s Changes Being Effected in 30 Days Supplement (“CBE-30”) related to a change the manufacturing and packaging site of Naltrexone 50mg. The Supplemental Application for Naltrexone 50mg was approved by the FDA on January 31, 2013.

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

For the nine months ended December 31, 2012, we sustained a negative cash flow from operations of approximately $1.5 million, compared with a negative cash flow from operations of approximately $0.8 million being achieved during the comparable period in the prior year. Our working capital deficit at December 31, 2012 was approximately $3.7 million compared with working capital deficit of approximately $3.1 million at December 31, 2011. Please note that the working capital deficits include the entire principal amount due in relation to the NJEDA Bonds. This amount, totaling $3.4 million is classified as a current liability due to the Notice of Default received from the Trustee in relation to the NJEDA Bonds. Please see “NJEDA Bonds” below.

Cash and cash equivalents at December 31, 2012, were approximately $0.1 million, a decrease of approximately $0.5 million from the approximately $0.6 million balance of cash and cash equivalents at December 31, 2011.

As of December 31, 2012, our principal source of liquidity was approximately $0.1 million of cash and cash equivalents. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants. There can be no assurance that the exercise of outstanding warrants or options will generate or provide sufficient cash.

NJEDA Bonds

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of December 31, 2012, all of the proceeds were utilized by the Company for such stated purposes.

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

The interest payments due on March 1st and September 1st of 2009, 2010 and 2011, as well as the interest payments due on March 1st 2012 and September 1st 2012, totaling $920,000 for all eight payments, were paid from the debt service reserve held in the restricted cash account, due to the Company not having sufficient funds to make such payments when they were due.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the three and nine months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as supplemented by the disclosure on our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended December 31, 2012, we issued 15,429,333 shares of Common Stock to the holders of our Series B, Series C and Series E Preferred Stock. Of this amount, 1,512,272 shares were issued in satisfaction of our obligation to pay $155,184 in dividends earned and/or owing during the nine months ended December 31, 2012, and 13,917,061 shares were issued pursuant to the conversion of Series B, Series C and Series E Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $1,894,951 at the time of their conversion. In addition, the Company issued a total of 261,227 shares of Common Stock during the nine months ended December 31, 2012 pursuant to the exercise of cashless warrant derivatives, valued at $34,884 at the time of their execution and 3,000,000 shares of Common Stock during the nine months ended December 31, 2012 pursuant to the exercise of cash warrants that carried an exercise price of $0.0625. In June 2012, the Company issued options to employees for the purchase of an aggregate of 985,000 shares of common stock at an exercise price of $0.12 per share, including options to purchase 150,000 shares of Common Stock each issued to Chris Dick and Carter J. Ward. The options are not vested on their date of grant and vest in equal annual increments on the first, second and third anniversaries of the grant date. The options expire on the earlier of the date that is ten years after the grant date or three months after the date of termination of the employee to whom such option was issued. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Please see the discussion in Note 5 to our financial statements titled “NJEDA Bonds” which is incorporated herein by this reference.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

On December 31, 2012, Mr. Ram Potti resigned from our Board of Directors, citing personal reasons. A Current Report on Form 8-K was filed with the SEC on January 3, 2013, with such being herein incorporated by reference.

In January 2013, we commenced commercial operations at our expanded facility located at 135 Ludlow Avenue, and began shipping packaged product from this facility. The 15,000 square foot facility expansion includes cGMP manufacturing suites and packaging line. Packaging onsite provides us with a cost reduction and the use of the new manufacturing suites allows additional capacity and larger scale production resulting in greater manufacturing efficiencies.

Item 6. Exhibits

The exhibits listed in the index below are filed as part of this report.

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated July 1, 2010 and filed with the SEC on July 1, 2010*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated July 1, 2010 and filed with the SEC on July 1, 2010.*

3.1 (o)	Amended Certificate of Designations of the Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated August 12, 2011 and filed with the SEC on August 18, 2011.*

3.1 (p)	Amended Certificate of Designations of the Series C Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated August 12, 2011 and filed with the SEC on August 18, 2011.*

3.1 (q)	Certificate of Correction Relating to the Amended Certificate of Designations of the Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated August 31, 2011 and filed with the SEC on August 31, 2011.*

3.1 (r)	Certificate of Correction Relating to the Amended Certificate of Designations of the Series C Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on August 12, 2011, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated August 31, 2011 and filed with the SEC on August 31, 2011.*

3.2(a)	By-Laws of Elite-Nevada, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Socius Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

4.2	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.

4.3	Form of specimen certificate for Series A 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.4	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.6	Warrant to purchase 100,000 shares of Common Stock issued to DH Blair Investment Banking Corp., incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2004.*

4.7	Warrant to purchase 50,000 shares of Common Stock issued to Jason Lyons incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.*

4.8	Form of Warrant to purchase shares of Common Stock issued to designees of lender with respect to financing of an equipment loan incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.*

4.9	Form of Short Term Warrant to purchase shares of Common Stock issued to purchasers in the private placement which initially closed on October 6, 2004 (the “Series A Financing”), incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.10	Form of Long Term Warrant to purchase shares of Common Stock issued to purchasers in the Series A Financing, incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series A Financing, incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.12	Form of Replacement Warrant to purchase shares of Common Stock in connection with the offer to holders of Warrants in the Series A Financing (the “Warrant Exchange”), incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.*

4.13	Form of Warrant to purchase shares of Common Stock to the Placement Agent, in connection with the Warrant Exchange, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.*

4.14	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.15	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.16	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.17	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.18	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference to Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.19	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference to Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.20	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.21	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.22	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.23	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.24	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.25	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.26	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

10.1	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.2	Securities Purchase Agreement with Socius dated December 30, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.3	Form of Lock-Up Agreement (included as Exhibit D to the Securities Purchase Agreement with Socius mentioned in 10.2 above), incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.4	Treppel Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.5	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.6	Development And License Agreement between the Company and a Hong Kong-based client dated March 16, 2012 incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the SEC on June 29, 2012. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.7	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Elite Pharmaceuticals’ Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

ELITE PHARMACEUTICALS, INC.

Date:	February 14, 2013	/s/ Jerry Treppel
Jerry Treppel
Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2013	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)

