Form 10-K
period 2013-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2013-06-21
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED – MARCH 31, 2013

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

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of determining this amount, only directors, executive officers and, based on Schedule 13(d) filings as of September 30, 2012, 10% or greater stockholders, and their respective affiliates, have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

Title of Class	Aggregate Market Value	As of Close of Business on
Common Stock - $0.001 par value	41,959,713	September 30, 2012

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date

Title of Class	Shares Outstanding	As of Close of Business on
Common Stock - $0.001 par value	394,580,173	June 13 2013

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

General

Elite Pharmaceuticals, Inc., a Nevada corporation (the “Company”, “Elite”, “Elite Pharmaceuticals”, the “registrant”, “we”, “us” or “our”) was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary, Elite Laboratories, Inc. (“Elite Labs””), was incorporated on August 23, 1990 under the laws of the State of Delaware. On January 5, 2012, Elite Pharmaceuticals was reincorporated under the laws of the State of Nevada.

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

We own, license or contract manufacture seven products currently being sold commercially, as follows:

•	Phentermine 37.5mg tablets (“Phentermine 37.5mg”)
•	Lodrane D® Immediate Release capsules (“Lodrane D”)
•	Methadone 10mg tablets (“Methadone 10mg”)
•	Hydromorphone Hydrochloride 8mg tablets (“Hydromorphone 8mg”)
•	Phendimetrazine tartrate 35mg tablets (“Phendimetrazine 35mg”)
•	Phentermine 15mg capsules (“Phentermine 15mg”)
•	Phentermine 30mg capsules (“Phentermine 30mg”)

We own the following product which has been approved for manufacture by the United States Food and Drug Administration (“US-FDA”), but for which commercial production has not yet begun:

•	Naltrexone HCl (“Naltrexone Generic”)

Elite has executed a license agreement with Precision Dose, Inc. (the “Precision Dose License Agreement”) and a manufacturing agreement with The PharmaNetwork LLC (the “TPN Agreement”). The PharmaNetwork LLC was recently purchased by Alkem Laboratories Ltd (“Alkem”). The PharmaNetwork now goes by the name Ascend Laboratories LLC (“Ascend”) and is a wholly owned subsidiary of Alkem.

The Precision Dose License Agreement provides for the marketing and distribution, in the United States, Puerto Rico and Canada, of Phentermine 37.5mg, Phentermine Capsules, Hydromorphone 8mg, Naltrexone Generic, and certain additional products that require approval from the FDA. Phentermine 37.5mg tablets were launched in April 2011. Hydromorphone 8mg was launched in March 2012. Phentermine 15mg and Phentermine 30mg were launched in April 2013. Naltrexone Generic was approved by the US-FDA in January 2013, but not yet launched.

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

On May 22, 2012, the United States Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 8,182,836, entitled “Abuse-Resistant Oral Dosage Forms and Method of Use Thereof, with such patent providing further protection for the Company’s Abuse Resistant Technology.

On April 23, 2013, the USPTO issued U.S. Patent No. 8,425,933, entitled “Abuse-Resistant Oral Dosage Forms and Method of User Thereof”, with such patent providing further protection for the Company’s Abuse Resistant Technology.

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

Elite’s Purchase of a Generic Phentermine Product

On September 10, 2010, Elite, together with its subsidiary, Elite Laboratories, Inc., executed a Purchase Agreement (the “Phentermine Purchase Agreement”) with Epic Pharma, LLC for the purpose of acquiring from Epic an ANDA for a generic phentermine product (the “Phentermine ANDA”), with such being filed with the FDA at the time the Phentermine Purchase Agreement was executed. On February 4, 2011, the FDA approved the Phentermine ANDA. The acquisition of the Phentermine ANDA closed on March 31, 2011 and Elite paid the full acquisition price of $450,000 from the purchase agreement with Epic Pharma.

This product is being marketed and distributed by Precision Dose Inc (“Precision Dose”) and its wholly owned subsidiary, TAGI Pharma Inc. (“TAGI”) pursuant license and manufacturing agreements dated September 10, 2010. A description of such manufacturing and licensing agreement with Precision Dose is set forth below.

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

Licensing Agreement with Precision Dose Inc.

On September 10, 2010, Elite executed a License Agreement with Precision Dose to market and distribute Phentermine 37.5mg (“Phentermine 37.5mg”), Phentermine Capsules, Hydromorphone 8mg, Naltrexone Generic, and certain additional products that require approval from the FDA, through its wholly-owned subsidiary, TAGI Pharma, Inc. in the United States, Puerto Rico and Canada (the “Precision Dose License Agreement”). Phentermine 37.5mg tablets were launched in April 2011. Hydromorphone 8mg was launched in March 2012. Phentermine Capsules were launched in April 2013. Naltrexone Generic has been approved by the US-FDA for manufacture by Elite but not yet launched. Precision Dose will have the exclusive right to market the products in the United States and Puerto Rico and a non-exclusive right to market the products in Canada.

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

Research and Development

During each of the last two fiscal years, the Company has conducted research and development activities. We incurred total costs of $975,250 during the fiscal year ended March 31, 2013 (“Fiscal 2013”) and $1,735,689 during the fiscal year ended March 31, 2012 (“Fiscal 2012”) in relation to research and development activities.

It is our general policy not to disclose products in our development pipeline or the status of such products until a product reaches a stage that we determine, for competitive reasons, in our discretion, to be appropriate for disclosure and because the disclosure of such information might suggest the occurrence of future matters or events that may not occur.

Commercial Products

Phentermine

On April 7, 2011, Elite made the initial shipment of phentermine HCl 37.5 mg tablets to TAGI. This triggered a milestone payment under the Precision Dose License Agreement. Phentermine 15mg and Phentermine 30mg were launched in April 2013. Phentermine 37.5mg tablets and Phentermine 15mg and 30mg capsules are now a commercial product being distributed by our partner, TAGI.

Lodrane D® Immediate Release capsules

On September 27, 2011, the Company, along with ECR Pharmaceuticals (“ECR”), a wholly owned subsidiary of Hi-Tech Pharmacal (“Hi-Tech”) launched Lodrane D®, an immediate release formulation of brompheniramine maleate and pseudoephedrine HCl, an effective, low-sedating antihistamine combined with a decongestant.

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

Methadone 10mg tablets

On January 17, 2012, Elite commenced shipping Methadone 10mg tablets to Ascend Laboratories, LLC. (“Ascend”) pursuant to a commercial manufacturing and supply agreement dated June 23, 2011 between Elite and Ascend (the “Methadone Manufacturing and Supply Agreement”). Under the terms of the Methadone Manufacturing and Supply Agreement, Elite performs manufacturing and packaging of Methadone 10mg for Ascend.

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

Hydromorphone HCl 8mg tablets

The ANDA for Hydromorphone 8mg was acquired pursuant to an asset purchase agreement with Mikah Pharma LLC (the “Hydromorphone Purchase Agreement”).

Transfer of the manufacturing process of Hydromorphone 8mg to the Northvale Facility, a prerequisite of the Company’s commercial launch of the product, was approved by the FDA on January 23, 2012. However, please note that the completion of such transfer had been significantly delayed as a result of the FDA’s reclassification of the Company’s CBE-30 supplement filing to a prior approval supplement filing. As a result of the delays caused by this reclassification, the Company recorded an impairment of the Hydromorphone 8mg ANDA in an amount equal to the entire purchase price of the acquisition. This impairment was recorded and is included in the Company’s audited financial statements as of March 31, 2011.

Naltrexone HCl 50mg tablets

The ANDA for Naltrexone 50mg was acquired pursuant to an asset purchase agreement with Mikah Pharma LLC (the “Naltrexone Purchase Agreement”).

Transfer of the manufacturing process of Naltrexone 50mg to the Northvale Facility is a prerequisite of the Company’s commercial launch of the product. The completion of such transfer had been significantly delayed as a result of the FDA’s reclassification of the Company’s CBE-30 supplement filing to a prior approval supplement filing. However, on January 31, 2013, the FDA approved the Company’s supplemental application for the manufacturing and packaging of naltrexone hydrochloride 50mg tablets. This approval will allow the Company to commence the commercial manufacturing and packaging of this product for its sales and marketing partner, which will distribute the product as part of a multi-product distribution agreement. As a result of the prior delays caused by this reclassification, the Company has recorded an impairment of the Naltrexone 50mg ANDA in an amount equal to the entire purchase price of the acquisition. This impairment was recorded and is included in the Company’s audited financial statements as of March 31, 2011.

Phentermine 15mg and Phentermine 30mg

Elite received approval as of September 28, 2012 from the US-FDA for Phentermine 15mg and Phentermine 30mg. These products were developed by Elite. The commercial launch of Phentermine 15mg and Phentermine 30mg had been delayed due to the sole supplier of the API approved for these products restricting the amount of such API available to Elite. We resolved this issue and the Phentermine 15mg and Phentermine 30mg products were launched in April 2013. The resolution of this issue related to the supply of API, however, required us to pay substantially higher prices than previously paid for the Phentermine API. Elite anticipates that some of the increase in API pricing could be offset with increase manufacturing efficiencies, but also that volumes and profits from these products will be impaired.

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

Development activities related to Isradipine have been discontinued. For further details, please refer to the section below titled “Discontinued Development – Israpidine”

Development and License Agreement with Hong Kong based company

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

The Lodrane® Extended Release Products were co-developed with our partner, ECR, and the Company was receiving revenues from the manufacture of the Lodrane® Products and laboratory stability study services, as well as royalties on in-market sales. Contracts relating to the manufacture and sale of the Lodrane® Extended Release Products were formally terminated on April 26, 2013.

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

Please note that there can be no assurances that such approvals will be granted or that future manufacturing revenues will be earned by the Company from the manufacture of the Lodrane® Extended Release Products, should such approvals be granted by the FDA. Furthermore, the Company has been advised that ECR has decided not to proceed with the development of the extended release formulations marketed under the Lodrane® brand. The company has received FDA feedback on clinical protocols for the extended release brompheniramine product. It also has filed a Citizen Petition with the FDA related to the extended release brompheniramine/pseudoephedrine product. The Company believes a successful resolution of the Citizen Petition would put this product in a position to move forward with clinical trials and eventually secure the requisite approvals for introduction of the product to the market. The Company may proceed with the development of these formulations and may seek partners in conjunction with such activities, but there can be no assurances that the Company will pursue the development of these formulations, or that such development activities, if pursued, will result in approvals from the FDA. Please also note that the Company does not have ownership of the Lodrane® brand name, and that if any products containing the formulations associated with the Lodrane® brand name are approved and marketed, such would be done under a different brand name.

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

Abuse Resistant and Sustained Release Opioids

A once-daily oxycodone formulation was developed by Elite, using its proprietary technology. An investigational new drug application, or IND, has been filed. Elite has completed two pharmacokinetic studies in healthy subjects and has scaled up the product.  We are looking for a partner for this product

The abuse resistant opioid products utilize our patented abuse-deterrent technology that is based on a pharmacological approach. These products are combinations of a narcotic agonist, in a sustained-release formulation intended for use in patients with moderate to severe chronic pain, and an antagonist, formulated to deter abuse of the drug.  Both, agonist and antagonist, have been on the market for a number of years and sold separately in various dose strengths.  Elite has filed an IND for the product and has tested the product in a series of pharmacokinetic studies. The Company expects their first commercially scaled-up, abuse-resistant opioid product to enter human pilot studies later this year. Work has also been conducted on another abuse-resistant opioid product. Products utilizing the pharmacological approach to deter abuse such as Suboxone®, a product marketed in the United States by Reckitt Benckiser Pharmaceuticals, Inc., and Embeda®, a product marketed in the United States by Pfizer, Inc., have been approved by the FDA and are being marketed in the United States.

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

Epic Strategic Alliance Agreement

On March 18, 2009, Elite and Epic Pharma, LLC and Epic Investments, LLC, a subsidiary of Epic Pharma LLC (collectively, “Epic”) entered into the Epic Strategic Alliance Agreement (amended on April 30, 2009, June 1, 2009 and July 28, 2009). The Epic Strategic Alliance Agreement expired on June 4, 2012.

Epic is a pharmaceutical company that operates a business synergistic to that of Elite in the research and development, manufacturing and sales and marketing of oral immediate release and controlled-release drug products.

Use of Facility and Joint Development of Drug Products

Pursuant to the Epic Strategic Alliance Agreement, on June 3, 2009 (the “Initial Closing Date”), Elite and Epic conducted the initial closing (the “Initial Closing”) of the transactions contemplated by the Epic Strategic Alliance Agreement, and Epic and its employees and consultants commenced use of a portion of Elite’s facility located at 165 Ludlow Avenue, Northvale, New Jersey (the “Facility”), for the purpose of developing new generic drug products, all at Epic’s sole cost and expense for a period of at least three years (the “Term”). Although the Term has expired, cooperation between the Company and Epic continued. In addition to the use of the Facility, Epic used Elite’s machinery, equipment, systems, instruments and tools residing at the Facility (collectively the “Personal Property”) in connection with its joint drug development project at the Facility.

During the Term, Epic was permitted to use and occupy a portion of the Facility and use the Personal Property for the purpose of developing (i) at least four controlled-release products (the “Identified CR Products”) and (ii) at least four immediate-release products (the “Identified IR Products”). The identity of each were agreed upon by Epic and Elite.

Pursuant to the Epic Strategic Alliance Agreement, Epic also was permitted to use a portion of the Facility and use the Personal Property for the purpose of developing (x) additional controlled-release products of Epic (the “Additional CR Products”), subject to the mutual agreement of Epic and Elite, and/or (y) additional immediate-release products of Epic (the “Additional IR Products”), subject to the mutual agreement of Elite and Epic (each Identified CR Product, Identified IR Product, Additional CR Product and Additional IR Product, individually, a “Product,” and collectively, the “Products”). Under the Epic Strategic Alliance Agreement, Epic could not eliminate an Identified CR Product or an Identified IR Product unless it replaces such Product with an Additional CR product or Additional IR Product, as the case may be. Subject to the mutual agreement of Elite and Epic as to additional consideration and other terms, Epic was permitted to use and occupy the Facility for the development of other products (in addition to the Products).

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

With respect to each Identified CR Product and Additional CR Product developed by Epic at the Facility: (i) Elite was to issue and deliver to Epic a seven-year warrant to purchase up to 10,000,000 shares of Common Stock, at an exercise price of $0.0625, following the receipt by Elite from Epic of each written notice of Epic’s receipt of an acknowledgment from the FDA that the FDA accepted for filing an ANDA for such Identified CR Products and/or Additional CR Products, up to a maximum of four such warrants for the right to purchase up to an aggregate of 40,000,000 shares of Common Stock (such warrants, the “CR Related Warrants”), and (ii) Elite was to issue and deliver to Epic 7,000,000 shares of Common Stock following the receipt by Elite from Epic of each written notice of Epic’s receipt from the FDA of approval for such Identified CR Products and/or Additional CR Products, up to a maximum of an aggregate of 28,000,000 shares of Common Stock (such shares, the “CR Related Shares”).

With respect to each Identified IR Product and Additional IR Product developed by Epic at the Facility, (i) Elite was to issue and deliver to Epic a seven year warrant to purchase up to 4,000,000 shares of Common Stock, at an exercise price of $0.0625, following the receipt by Elite from Epic of each written notice of Epic’s receipt of an acknowledgment from the FDA that the FDA accepted for filing an ANDA for such Identified IR Products and/or Additional IR Products, up to a maximum of four such warrants for the right to purchase up to an aggregate of 16,000,000 shares of Common Stock (such warrants, together with the CR Related Warrants, the “Milestone Warrants”), and (ii) Elite was to issue and deliver to Epic 3,000,000 shares of Common Stock following the receipt by Elite from Epic of each written notice of Epic’s receipt from the FDA of approval for such Identified IR Products and/or Additional IR Products, up to a maximum of an aggregate of 12,000,000 shares of Common Stock (such shares, together with the CR Related Shares, the “Milestone Shares”). The Milestone Warrants may only be exercised by payment of the applicable cash exercise price. Elite has no obligation to register with the United States Securities and Exchange Commission (the “SEC”) or any state securities commission the resale of the Milestone Shares, Milestone Warrants or the shares of Common Stock issuable upon exercise of the Milestone Warrants. During the Term and through the date of filing of this Annual Report on Form 10-K, a total of 4,000,000 Milestone Warrants were issued to Epic pursuant to the Epic Strategic Alliance Agreement.

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

Infusion of Additional Capital Necessary for Product Development

In order to provide Elite with the additional capital necessary for the product development and synergies presented by the strategic relationship with Epic, Epic agreed to invest $3.75 million in Elite through the purchase of Elite’s Series E Preferred Stock and Common Stock warrants. At the Initial Closing, which occurred on June 3, 2009, in order to fund the continued development of Elite’s drug products, Elite issued and sold to the Epic, in a private placement, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act, 1,000 shares of its Series E Convertible Preferred Stock, par value $0.01 per share (the “Series E Preferred Stock”), at a price of $1,000 per share, each share convertible, at $0.05 per share (the “Conversion Price”), into 20,000 shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”). The Conversion Price is subject to adjustment for certain events, including, without limitation, dividends, stock splits, combinations and the like. The Conversion Price is also subject to adjustment for (a) the sale of Common Stock or securities convertible into or exercisable for Common Stock, for which Epic’s consent was not required under the terms of the Series E Convertible Preferred Stock, at a price less than the then applicable Conversion Price, (b) the issuance of Common Stock in lieu of cash in satisfaction of Elite’s dividend obligations on outstanding shares of its Series B 8% Convertible Preferred Stock, par value $0.01 per share, Series C 8% Convertible Preferred Stock, par value $0.01 per share, and/or Series D 8% Convertible Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock, and (c) the issuance of Common Stock as a result of any holder of Series D Preferred Stock exercising its right to require Elite to redeem all of such holder’s shares of Series D Preferred Stock pursuant to the terms thereof. Epic also acquired a warrant to purchase 20,000,000 shares of Common Stock (the "Initial Warrant"), exercisable on or prior to June 3, 2016, at a per share exercise price of $0.0625 (the “Exercise Price”), subject to adjustments for certain events, including, but not limited to, dividends, stock splits, combinations and the like. The Exercise Price of the Initial Warrant will also be subject to adjustment for the sale of Common Stock or securities convertible into Common Stock, for which Epic’s consent was not required under the Epic Strategic Alliance Agreement, at a price less than the then applicable Exercise Price of the Initial Warrant. Epic paid an aggregate purchase price of $1,000,000 for the shares of Series E Preferred Stock and the Initial Warrant issued and sold by Elite to the Epic at the Initial Closing, of which $250,000 was received by Elite, in the form of a cash deposit, on April 30, 2009, pursuant to the First Amendment. The remaining $750,000 of such aggregate purchase price was paid to Elite by Epic at the Initial Closing.

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

In addition, in accordance with the Strategic Alliance Agreement, Epic has paid to Elite a total of twelve payments of $62,500 each, for an aggregate purchase price of $750,000, in exchange for an additional 62.5 shares of Series E Preferred Stock for each payment, and 750 shares of Series E Preferred Stock, in aggregate.

Pursuant to the Epic Strategic Alliance Agreement, if Elite determines, in its reasonable judgment, that additional funding is required for the development of its pharmaceutical products, then, either (i) Elite will issue, and Epic will purchase, such additional number of shares of Series E Preferred Stock or Common Stock from Elite, upon such terms and conditions as may be agreed upon by Elite and Epic at the time of such determination; or (ii) on or after September 15, 2011, Epic will provide a loan to Elite, in an aggregate principal amount not to exceed $1,000,000, which such loan will (A) have an interest rate equal to the then prime interest rate as published in the Wall Street Journal on the date of such loan, (B) mature on the second anniversary of date of such loan, and (C) be on such other terms and conditions which are customary and reasonable to loans of a similar nature and which are mutually agreed upon between Epic and Elite. Epic neither made such an additional investment nor made such a loan and the Term has expired.

Board of Directors Composition and Voting Rights

As of the Initial Closing Date, except as otherwise set forth in the Epic Strategic Alliance Agreement, Elite and its Board of Directors was required to take any and all action necessary so that (i) the size of the Board of Directors would be set and remain at seven directors, (ii) three individuals designated by Epic (the “Epic Directors”) would be appointed to the Board of Directors and (iii) the Epic Directors would be nominated at each annual or special meeting of stockholders at which an election of directors was held. The foregoing obligations terminated pursuant to the terms of the Epic Strategic Alliance Agreement in April, 2013 when Epic’s ownership of Company securities dropped below a certain defined level.

The terms of the Series E Preferred Stock provide that on any matter presented to the holders of our Common Stock for their action or consideration at any meeting of our stockholders (or by written consent of stockholders in lieu of meeting), Epic, as a holder of Series E Preferred Stock, will be entitled to cast the number of votes equal to the number of shares of Common Stock into which the shares of Series E Preferred Stock held by Epic are convertible as of the record date for determining the stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Series E Preferred Stock, Epic will vote together with the holders of Common Stock, as a single class.

In addition, pursuant to the Epic Strategic Alliance Agreement and the terms of the Series E Preferred Stock, Elite has agreed that, between the date of the initial closing under the Epic Strategic Alliance Agreement and the date which is the earlier of (x) the date, if ever, the Epic Directors constitute a majority of the Board of Directors and (y) ninety days following the fifth anniversary of the Initial Closing Date, except as Epic otherwise agrees in writing, Elite may conduct its operations only in the ordinary and usual course of business consistent with past practice. Further, pursuant to the Epic Strategic Alliance Agreement and the terms of the Series E Preferred Stock, Elite must obtain the prior written consent of Epic in order to take the actions specifically enumerated therein.

For additional information regarding the Epic Strategic Alliance Agreement, please see the disclosure in “Directors and Executive Officers”.

Novel Labs Investment

At the end of 2006, Elite entered into a joint venture with VGS Pharma, LLC (“VGS”) and created Novel Laboratories, Inc. (“Novel”), a privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals. Novel's business strategy is to focus on its core strength in identifying and timely executing niche business opportunities in the generic pharmaceutical area. Elite owns less than 10% of the outstanding shares of Class A Voting Common Stock of Novel. To date, Elite has received no distributions or dividends from this investment.

Patents

Since our incorporation, we have secured six United States patents of which two have been assigned for a fee to another pharmaceutical company. Elite’s patents are:

PATENT	EXPIRATION DATE
U.S. patent 5,837,284 (assigned to Celgene Corporation)	November 2018
U.S. patent 6,620,439	October 2020
U.S. patent 6,635,284 (assigned to Celgene Corporation)	March 2018
U.S. patent 6,926,909	April 2023
U.S. patent 8,182,836	April 2024
U.S. patent 8,425,933	April 2024

We have pending applications for three additional U.S. patents and four foreign patents. The pending patent applications are for an opioid agonist and antagonist products that we are developing to be used with controlled-release oxycodone and other opioids to minimize the abuse potential for the opioids. We intend to apply for patents for other products in the future; however, there can be no assurance that any of the pending applications or other applications which we may file will be granted. We have also filed corresponding foreign applications for key patents.

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

Lodrane D® which is an immediate release product that is different from the Lodrane Products that were included in the list of products removed from the market by the FDA, is marketed under the Over-the-Counter Monograph (the “OTC Monograph”) and accordingly, under the Code of Federal Regulations can be lawfully marketed in the U.S. without prior approval. Under the Federal Food Drug and Cosmetic Act (“FDCA”), FDA regulations and statements of FDA policy, certain drug products are permitted to be marketed in the U.S. without prior approval. Within the past few years, the FDA has revised its enforcement policies, significantly limiting the circumstances under which these unapproved products may be marketed. If the FDA determines that a company is distributing an unapproved product that requires approval, the FDA may take enforcement action in a variety of ways, including, without limitation, product seizures and seeking a judicial injunction against distribution.

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

cGMP

All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must be operated in conformity with cGMP regulations issued by the FDA. We engage in manufacturing on a commercial basis for distribution of products, and operate our facilities in accordance with cGMP regulations. If we hire another company to perform contract manufacturing for us, we must ensure that our contractor’s facilities conform to cGMP regulations.

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

An increasing number of pharmaceutical companies have become interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. We expect that competition in the field of drug delivery will significantly increase in the future since smaller specialized research and development companies are beginning to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of these companies have greater financial and other resources as well as more experience than we do in commercializing pharmaceutical products. Certain companies have a track record of success in developing controlled-release drugs. Significant among these are Sandoz (a Novartis company), Durect Corporation, Mylan Laboratories, Inc., Par Pharmaceuticals, Inc., Alkermes, Inc., Teva Pharmaceuticals Industries Ltd., Aptalis Pharma, Impax Laboratories, Inc., and Actavis. Each of these companies has developed expertise in certain types of drug delivery systems, although such expertise does not carry over to developing a controlled-release version of all drugs. Such companies may develop new drug formulations and products or may improve existing drug formulations and products more efficiently than we can. In addition, almost all of our competitors have vastly greater resources than we do. While our product development capabilities and, if obtained, patent protection may help us to maintain our market position in the field of advanced drug delivery, there can be no assurance that others will not be able to develop such capabilities or alternative technologies outside the scope of our patents, if any, or that even if patent protection is obtained, such patents will not be successfully challenged in the future.

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

Please see the Risk Factor entitled “We are dependent on a small number of suppliers for our raw materials and any delay or unavailability of raw materials can materially adversely affect our ability to produce products”.

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

In this regard, the commercial launch of Phentermine 15mg and Phentermine 30mg was delayed due to the sole supplier of the API approved for these products restricting the amount of such API available to Elite. We have resolved this issue, albeit at a significantly increased price for the API. Please see “Approved Products; Phentermine 15mg and Phentermine 30mg “ above.

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

Employees

As of the date of this Annual Report on Form 10-K, we had 26 full time employees. Full-time employees are engaged in operations, administration, research and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

ITEM 1A	RISK FACTORS

An investment in the Company’s Common Stock involves a high degree of risk. You should carefully consider the risks described below as well as other information provided to you in this report, including information in the section of this document entitled “Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our Common Stock could decline, and you may lose all or part of your investment.

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

To date, we have not been profitable and we may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have sustained losses in each year since our incorporation in 1990. We achieved a net income of $1.5 million during Fiscal 2013 and incurred a net loss $15.1 million during Fiscal 2012. However, please note that such net income and net loss amounts include other income and expense from preferred share and warrant derivatives totaling a net $3.5 million of other income in Fiscal 2013 and a net $12.7 million in other expenses for Fiscal 2012. We incurred losses from operations of $1.6 million and $2.0 million during Fiscal 2013 and Fiscal 2012, respectively. We expect to continue to incur operating losses until we are able to generate sufficient revenues to support our operations and offset operating costs.

Without obtaining additional financing, there is doubt as to our ability to meet our business objectives and to continue as a going concern.

The independent auditor’s report for the year ended March 31, 2013, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. As of March 31, 2013, we had cash reserves of approximately $0.4 million, a working capital deficit of approximately $2.8 million, and for Fiscal 2013, we had losses from operations totaling $1.6 million, net other income totaling $3.5 million and a net income of $1.5 million.

In addition, as discussed below in “Even after regulatory approval, we will be subject to ongoing significant regulatory obligations and oversight as evidenced by the FDA’s removal from the market of our Lodrane® extended release product line”, in March 2011. The Lodrane® extended release products constituted approximately 97% of our revenues at the time of FDA’s directive. The FDA reclassified our Changes Being Effected in 30 Days supplements (“CBE-30”) filed in relation to the transfer of manufacturing of two approved generic products to the Facility to a “prior approval supplemental application”. Such reclassifications have resulted in significant delays in the commercialization of these two approved generic products, with accordingly significant delays in our being able to generate revenues, if any, from the manufacture and sale of such approved generic products.

To assist in financing our short term working capital requirements, our CEO, Jerry Treppel has provided Elite with a revolving bridge credit line of up to $1,000,000. The line is due and payable on the earlier of the date that Elite raises $2.0 million from the sale of its equity securities or July 31, 2013, whichever occurs first.

In addition, pursuant to the Lincoln Park Purchase Agreement (please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Purchase Agreement with Lincoln Park Capital”), we may direct Lincoln Park to purchase up to $10,000,000 worth of shares of our common stock under our agreement over a 36 month period generally in amounts up to $80,000 worth of our shares of our common stock on any such business day. However, Lincoln Park shall not purchase any shares of our common stock on any business day that the closing sale price of our common stock is less than $0.07 per share, subject to adjustment as set forth in the Purchase Agreement. Assuming a purchase price of $0.07 per share and the purchase by Lincoln Park of all of the 75,000,000 purchase shares registered under the Lincoln Park Registration Statement, proceeds to us would only be $5,250,000 and not the full $10,000,000 allowed by the Lincoln Park Purchase Agreement.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $10,000,000 under the Purchase Agreement to Lincoln Park, we may still need additional capital to fully implement our business, operating and development plans.

We are anticipating that, with the growth of the generic phentermine product, the contract manufacturing of methadone, Lodrane D® immediate release, Hydromorphone, Phendimetrazine, Phentermine capsule products and, the eventual launch of the generic naltrexone product and other opportunities in our pipeline, Elite eventually could be profitable. In addition, the commercialization of the Epic product developed under the Epic Strategic Alliance Agreement should add a new revenue source for Elite. However, there can be no assurances that we will be able to timely raise additional funds on acceptable terms through the Purchase Agreement or otherwise, that the development of such Epic product will be successful or that such Epic products will be successfully commercialized or that other pipeline products of Elite will be successfully commercialized. There can also be no assurances of Elite becoming profitable. For more detailed information about the Epic Strategic Alliance Agreement please see “Business; Epic Strategic Alliance Agreement.”

To sustain operations and meet our business objectives we must be able to commercialize our products and other products or pipeline opportunities. If we are unable to timely obtain additional financing and we are unable to timely generate greater revenues from our operations, we will be required to reduce and, possibly, cease operations and liquidate our assets. No assurance can be given that we will be able to commercialize the new opportunities, or consummate such other financing or strategic alternative in the time necessary to avoid the cessation of our operations and liquidation of our assets.

We are in default on our obligations under the NJEDA Bonds. If we are unable to work out an arrangement to delay payment, repay or otherwise cure or settle this default, our ability to operate in the future will be materially and adversely affected.

We are in default of our obligations on a loan through tax-exempt bonds from the New Jersey Economic Development Authority (“NJEDA”). Our liability under this obligation as of March 31, 2013 was approximately $3.4 million. Our real property and the improvements thereon are encumbered by a mortgage in favor of as security for a loan through the NJEDA Bonds. We have received Notices of Default from the Trustee in relation to the utilization of the debt service reserve fund for of semi-annual interest payments from March 2009 to the present and for the non-payment of principal amounts due on September 1, 2010, 2011 and 2012. While the Company has replenished all amounts withdrawn from the debt service reserve fund in accordance with the terms of the bond agreement, there can be no assurances of the Company being able to make future semi-annual interest payments without utilizing the debt service reserve fund, nor can there be assurances of the Company being able to replenish the debt service reserve fund in the future. In addition, there can be no assurances of the Company being able to pay the principal payments currently due as well as those which are due in the future

Resolution of our default under the NJED Bonds will have a significant effect on our ability to operate in the future. For more information on the NJEDA Bonds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; NJEDA Bonds”.

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
25

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

We currently hold six patents and we have eight patents pending. We intend to file further patent applications in the future. We cannot be certain that our pending patent applications will result in the issuance of patents. If patents are issued, third parties may sue us to challenge our patent protection, and although we know of no reason why they should prevail, it is possible that they could. It is likewise possible that our patent rights may not prevent or limit our present and future competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

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

We rely particularly on trade secrets, unpatented proprietary expertise and continuing innovation that we seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants. We cannot provide assurance that these agreements will not be breached or circumvented. We also cannot be certain that there will be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. We cannot be sure that our trade secrets and proprietary technology will not otherwise become known or be independently developed by our competitors or, if patents are not issued with respect to products arising from research, that we will be able to maintain the confidentiality of information relating to these products. In addition, efforts to protect our intellectual property rights can be costly, time-consuming and/or ultimately unsuccessful.

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

The FDA requires identification of raw material suppliers in applications for approval of drug products. If raw materials were unavailable from a specified supplier, FDA approval of a new supplier could delay the manufacture of the drug involved. In this regard, the launch of commercial production of Phentermine Capsules was delayed and the sale of the phentermine 37.5 mg tablets hampered as a result of the sole supplier of the API approved for both the Phentermine tablet product and the Phentermine capsule products restricting the amount of API available to us. While we have resolved this issue for the next year, the purchase orders now in place are at a substantially higher price than previously paid, and, while we anticipate that some of the increase in API pricing could be offset with increase manufacturing efficiencies, the volumes and profits from these products will be impaired. This type of supply restriction could prevent us, and our sales and marketing partner, from meeting growing demand for the products and restrict sales of products utilizing the restricted API.

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

Our success depends in large part on our ability to attract and retain highly qualified scientific, technical and business personnel experienced in the development, manufacture and marketing of oral, controlled-release drug delivery systems and generic products. Our business and financial results could be materially harmed by the inability to attract or retain qualified personnel. In this regard, as of May 24, 2013, Chris Dick, the Company’s President, Chief Operating Officer and member of the Board of Directors, stepped down from his positions as President and Chief Operating Officer and a Director. However, Mr. Dick remains as a consultant with Elite to ensure a smooth transition while the Board of Directors conducts a search for a permanent replacement.

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

At the end of 2006, Elite entered into a joint venture with VGS Pharma, LLC (“VGS”) and created Novel Laboratories, Inc. (“Novel”), a privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals. Novel's business strategy is to focus on its core strength in identifying and timely executing niche business opportunities in the generic pharmaceutical area. Elite owns less than 10% of the outstanding shares of Class A Voting Common Stock of Novel. To date, Elite has received no distributions or dividends from this investment.

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

The market price for the publicly traded stock of pharmaceutical companies is generally characterized by high volatility. There has been significant volatility in the market prices for our Common Stock. For the twelve months ended March 31, 2013, the closing sale price on the OTC Bulletin Board (“OTC-BB”) of our Common Stock fluctuated from a high of $0.17 per share to a low of $0.07 per share. The price per share of our Common Stock may not exceed or even remain at current levels in the future. The market price of our Common Stock may be affected by a number of factors, including, without limitation:

•	Results of our clinical trials;
•	Approval or disapproval of our ANDAs or NDAs;
32

•	Announcements of innovations, new products or new patents by us or by our competitors;
•	Governmental regulation;
•	Patent or proprietary rights developments;
•	Proxy contests or litigation;
•	News regarding the efficacy of, safety of or demand for drugs or drug technologies;
•	Economic and market conditions, generally and related to the pharmaceutical industry;
•	Healthcare legislation;
•	Changes in third-party reimbursement policies for drugs;
•	Fluctuations in our operating results; and
•	Commercial success of the product of Epic identified under the Epic Strategic Alliance Agreement.

The sale or issuance of our common stock to Lincoln Park or upon conversion of outstanding preferred stock or exercise of outstanding warrants may cause dilution and the sale of the shares of common stock acquired by Lincoln Park or the issuance of shares upon conversion or exercise of outstanding preferred stock and warrants,, or the perception that such sales and issuances may occur, could cause the price of our common stock to fall.

On April 19, 2013, we entered into the Lincoln Park Purchase Agreement, pursuant to which Lincoln Park has committed to purchase up to $10,000,000 of our common stock. Concurrently with the execution of the Lincoln Park Purchase Agreement, we issued 2,929,115 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the Lincoln Park Purchase Agreement. The purchase shares that may be sold pursuant to the Lincoln Park Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after May 9, 2013, the date that the SEC declared effective the registration statement. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park, except that, pursuant to the terms of our agreements with Lincoln Park, we would be unable to sell shares to Lincoln Park if and when the closing sale price of our common stock is below $0.07 per share, subject to adjustment as set forth in the Purchase Agreement. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. Lincoln Park may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to the Purchase Agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares.

In addition, as of June 13, 2013, there were outstanding shares of preferred stock convertible into up to approximately 81.4 million shares of Common Stock and warrants to purchase an aggregate of approximately 139.3 million shares of Common Stock at exercise prices that range from $0.0625 per share to $3.25 per share. Additional shares of Common Stock may be issuable as a result of anti-dilution provisions in the outstanding preferred stock and warrants; and, dividends on outstanding preferred stock. In addition, with respect to a product developed by Epic under the Epic Strategic Alliance Agreement, we may issue to Epic up to an aggregate of 3,000,000 additional shares of our Common Stock following the receipt by us from Epic of written notices of Epic’s receipt from the FDA of approval for a certain immediate-release product developed by Epic at the Facility.

As a result of the above discussed potential issuance of securities, such issuances by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park or pursuant to the conversion or exercise of outstanding shares of preferred stock and warrants, or the anticipation of such issuances, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Raising of additional funding through sales of our securities could cause existing holders of our Common Stock to experience substantial dilution.

Any additional financing that involves the further sale of our securities could cause existing holders of our Common Stock to experience substantial dilution. On the other hand, if we incurred debt, we would be subject to risks associated with indebtedness, including the risk that interest rates might fluctuate and cash flow would be insufficient to pay principal and interest on such indebtedness.

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

Pursuant to the Epic Strategic Alliance Agreement, at present two of our directors are appointees of Epic.

In addition, the terms of the Series E Preferred Stock provide that on any matter presented to the holders of our Common Stock for their action or consideration at any meeting of our stockholders (or by written consent of stockholders in lieu of meeting), Epic, as a holder of Series E Preferred Stock, will be entitled to cast the number of votes equal to the number of shares of Common Stock into which the shares of Series E Preferred Stock held by Epic are convertible as of the record Under the Epic Strategic Alliance Agreement. Except as provided by law or by the other provisions of the Series E Preferred Stock, Epic will vote together with the holders of Common Stock, as a single class. In addition, pursuant to the Epic Strategic Alliance Agreement and the terms of the Series E Preferred Stock, Elite has agreed that, between the date of the initial closing under the Epic Strategic Alliance Agreement and the date which is the earlier of (x) the date the Epic Directors constitute a majority of the Board of Directors and (y) ninety days following the fifth anniversary of the Initial Closing Date, except as Epic otherwise agrees in writing, we may conduct our operations only in the ordinary and usual course of business consistent with past practice. Further, pursuant to the Epic Strategic Alliance Agreement and the terms of the Series E Preferred Stock, we must obtain the prior written consent of Epic in order to take the actions specifically enumerated therein. Accordingly, Epic will have the ability to exert further influence over us and may have the effect of preventing a change of control of Elite. For more detailed information about the Epic Strategic Alliance Agreement please see “Business; Epic Strategic Alliance Agreement.”

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

The holders of Series G Preferred Stock and Series E Preferred Stock have certain veto rights that may be exercised to prevent us from taking an action or consummating a transaction that may be deemed by the Board to be in our best interest and the best interest of the holders of our Common Stock if the holders of our preferred stock believe such action or transaction would be adverse to their own interests. If the holders of our preferred stock exercise their veto rights to prevent us from taking any such action or consummating any such transaction, our ability to achieve our strategic objectives may be hindered. The ability of holders of our preferred stock to affect our actions through use of their veto rights might limit the price that certain investors would be willing to pay in the future for shares of our Common Stock. See also, “Epic has the ability to exert substantial influence over us” above.

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

ITEM 3	LEGAL PROCEEDINGS

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

ITEM 4	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5	MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol “ELTP”.  The following table shows, for the periods indicated, the high and low bid prices per share of our Common Stock as by OTC Bulletin Board.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year Ending March 31, 2013
March 31, 2013	$0.10	0.06
December 31, 2012	$0.12	0.05
September 30, 2012	$0.14	0.10
June 30, 2012	$0.17	0.08

Fiscal Year Ending March 31, 2012
March 31, 2012	$0.13	$0.09
December 31, 2012	$0.10	$0.07
September 30, 2012	$0.14	$0.07
June 30, 2011	$0.24	$0.07

As of June 13, 2013, the last reported sale price of our Common Stock, as reported by the OTCBB, was $0.07.

Holders

As of June 13, 2013, there were, respectively, approximately 122, 1, 1 and 5 holders of record of our Common Stock, Series C Preferred Stock, Series E Preferred Stock and Series G Preferred Stock.

Dividends

We have never paid cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2013, the Company issued an aggregate of 23,989,525 shares of Common Stock, with such shares constituting unregistered securities, consisting of 348,671 shares of Common Stock issued in lieu of cash in payment of interest expense due and owing on Preferred Share derivatives as of December 31, 2012; 1,662,352 shares of Common Stock issued to Directors and Officers in payment of Directors Fees and Salaries in accordance with the Company’s policy on Director Compensation, or the employment agreements with officers of the Company, as appropriate; and 6,032,000 shares of Common Stock issued pursuant to the exercise of warrants and 15,946,502 shares of Common Stock issued pursuant to the conversion of Series E Preferred Shares.

During April 2013, the Company issued an aggregate of 12,389,116 shares of Common Stock, with such shares constituting unregistered securities and consisting of 358,663 shares of Common Stock issued in lieu of cash in payment of interest expense due and owing on Preferred Share Derivatives as of March 31, 2013 and 12,030,453 shares of Common Stock issued pursuant to the conversion of Series G Preferred Shares.

On April 18, 2013, the Company filed a Certificate of Designations with the Nevada Secretary of State designating a new series of convertible preferred stock – Series G Preferred Stock (the “G Preferred Stock”) and setting forth various rights, preferences, restrictions and other matters related to the G Preferred Stock. 1,375 shares were designated as G Preferred Stock, the same number of the then outstanding shares of the Company’s Series C Preferred Stock. On April 19, 2013, the holders of substantially all of the Company’s Series C Preferred Stock exchanged all of their shares of Series C Preferred Stock for an identical number of shares of G Preferred Stock. The various rights, preferences, restrictions and other terms of the G Preferred Stock are substantially the same as those of the Series C Preferred Stock, except that the conversion price of the G Preferred was changed. The foregoing description of the Certificate of Designations is qualified in its entirety by reference to the full text of the Certificate of Designations attached as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 22, 2013, with such filing and exhibit being herein incorporated by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Elite’s equity compensation plans as of March 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,939,000	(1)	$1.15	6,016,000
Equity compensation plans not approved by security holders	—		—	6,389,684	(2)

Total	3,939,000		$1.15	12,405,684

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

Issuer Purchases of Equity Securities

None.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Liquidity and Capital Resources

Going concern considerations

As of March 31, 2013, the Company had a working capital deficit of $2.8 million, losses from operations totaling $1.6 million for Fiscal 2013, other income totaling $2.7 million for Fiscal 2013 and a net income of $1.5 million for Fiscal 2013. Please note that the Company’s other income section of the profit and loss statement is significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2014.

In addition, the Company has received Notice of Default from the Trustee of the NJEDA Bonds as a result of the utilization of the debt service reserve being used to pay interest payments as well as the Company’s failure to make scheduled principal payment. See “NJEDA Bonds” below.

As of March 31, 2013, we had cash reserves of $0.4 million. The Lincoln Park Purchase Agreement and Treppel $1,000,000 bridge revolving credit line (the “Treppel Credit Line”) are expected to provide additional funds to permit us to continue development of our product pipeline. There can, however, be no assurances that the Company will receive a sufficient amount of the funds provided for under the Lincoln Park Purchase Agreement (please see “Purchase Agreement with Lincoln Park Capital” below). Even if we were to receive all amounts set forth in the Lincoln Park Purchase Agreement and the Treppel Credit Line, we still most likely will be required to seek additional capital in the future, and there can be no assurances that we will be able to obtain such additional capital on favorable terms, if at all.

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

For Fiscal 2013, we sustained a negative cash flow from operations of approximately $1.9 million, compared with a negative cash flow from operations of approximately $0.4 million achieved during the prior fiscal year. Our working capital deficit at March 31, 2013 was approximately $2.8 million compared with working capital deficit of approximately $3.1 million at March 31, 2012. Please note that the working capital deficits include the entire principal amount due in relation to the NJEDA Bonds. This amount, totaling $3.4 million, is classified as a current liability due to the Notice of Default received from the Trustee in relation to the NJEDA Bonds. Please see “NJEDA Bonds” below.

Cash and cash equivalents at March 31, 2012, were approximately $0.4 million, a decrease of approximately $0.3 million from the approximately $0.7 million at March 31, 2012.

As of March 31, 2013, our principal source of liquidity was approximately $0.4 million of cash and cash equivalents. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants. There can be no assurance that the exercise of outstanding warrants or options will generate or provide sufficient cash.

Purchase Agreement with Lincoln Park Capital

On April 19, 2013 (subsequent to the end of Fiscal 2013), the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”), together with a registration rights agreement (the “Lincoln Park Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”).

Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right to sell to, and Lincoln Park is obligated to purchase up to $10 million in shares of the Company’s common stock (“Common Stock”), subject to certain limitations, from time to time, over the 36-month period commencing on May 9, 2013, the date that the registration statement which the Company agreed to file with the SEC pursuant to the Lincoln Park Registration Rights Agreement was declared effective by the SEC. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase stock in amounts up to $80,000 on any single business day so long as at least two business days have passed since the most recent purchase, increasing to up to $500,000 per purchase, depending upon the closing sale price of the Common Stock. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the floor price of $0.07 per share, subject to adjustment. The Company’s sales of shares of Common Stock to Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the Common Stock.

In connection with the Purchase Agreement, the Company issued to Lincoln Park 2,929,115 shares of Common Stock and is required to issue up to 2,929,115 additional shares of Common Stock pro rata as the Company requires Lincoln Park to purchase the Company’s shares under the Lincoln Park Purchase Agreement over the term of the agreement. Lincoln Park represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Lincoln Park Purchase Agreement and the Lincoln Park Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the Lincoln Park Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to Lincoln Park under the Lincoln Park Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, without limitation, market conditions, the trading price of the Common Stock and determinations by the Company as to appropriate sources of funding for the Company and its operations. There are no trading volume requirements or restrictions under the Lincoln Park Purchase Agreement. Lincoln Park has no right to require any sales by the Company, but is obligated to make purchases from the Company as it directs in accordance with the Lincoln Park Purchase Agreement. Lincoln Park has convenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. The Company expects that any proceeds received by the Company from such sales to Lincoln Park under the Lincoln Park Purchase Agreement will be used for general corporate purposes and working capital requirements.

The foregoing descriptions of the Lincoln Park Purchase Agreement and the Lincoln Park Registration Rights Agreement are qualified in their entirety by reference to the full text of the Lincoln Park Purchase Agreement and the Lincoln Park Registration Rights Agreement, copies of which are attached as Exhibit 10.1 and Exhibit 10.2, respectively, to the Current Report on Form 8-K filed with the SEC on April 22, 2013, with such filing and each exhibit being incorporated herein in its entirety by reference. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with execution of the agreements.

A Securities Registration on Form S-1 was filed with the SEC on April 25, 2013 and declared effective by the SEC on May 9, 2013 (the “Lincoln Park Registration Statement”), with such filing being herein incorporated by reference. The requisite Prospectus was filed with the SEC on May 10, 2013, with such filing being herein incorporated by reference.

Treppel $1,000,000 Bridge Revolving Credit Line.

On June 12, 2012 (the “Effective Date”), we entered into a bridge loan agreement (the “Loan Agreement”) with Jerry Treppel, our Chairman and CEO. Under the terms of the Loan Agreement, we have the right, in our sole discretion, to a line of credit (the “Credit Line”) in the maximum principal amount of up to $500,000 at any one time. By amendment, the maximum principal amount was increased to $1,000,000 in December 2012. Mr. Treppel provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on the earlier of (i) such date as we raise at least $2,000,000 in gross proceeds from the sale of any of our equity securities or (ii) July 31, 2013, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Loan Agreement, we may borrow, repay, and reborrow under the Credit Line through maturity. Amounts borrowed under the Credit Line will bear interest at the rate of ten percent (10%) per annum. As of March 31, 2013, the principal balance owed under the Credit Line was $600,000 with an additional $13,151 in accrued interest also owed, in accordance with the terms and conditions of the Credit Line. For more detailed information, please see the Loan Agreement filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 13, 2012, and the amendment thereto filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 10, 2012 which forms 8-K and exhibits are incorporated by reference herein.

NJEDA Bonds

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of March 31, 2013, all of the proceeds were utilized by the Company for such stated purposes.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $14,132 for the fiscal year March 31, 2013.

The NJEDA Bonds require the Company to make an annual principal payment on September 1st of varying amounts as specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal at the applicable rate for the semi-annual period just ended.

The interest payments due on March 1st and September 1st of 2009, 2010 2011 and 2012, as well as the interest payment due on March 1st 2013, totaling $1,033,075 for all nine payments, were paid from the debt service reserved held in the restricted cash account, due to the Company not having sufficient funds to make such payments when they were due.

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

The Company did not have sufficient funds available to make the principal payments due on September 1, 2012, totaling $730,000, with such amount including the principal payments due on September 1, 2011 and not paid. There were not sufficient funds available in the debt service reserve and accordingly, the principal payment totaling $730,000 was not made.

Pursuant to the terms of the NJEDA Bonds, the Company is required to replenish any amounts withdrawn from the debt service reserve and used to make principal or interest payments in six monthly installments, each being equal to one-sixth of the amount withdrawn and with the first installment due on the 15th of the month in which the withdrawal from debt service reserve occurred and the remaining five monthly payments being due on the 15th of the five immediately subsequent months. The Company has, to date, made all payments required in relation to the withdrawals made from the debt service reserve on March 1, 2009, September 1, 2009, March 1, 2010, September 1, 2010, March 1, 2011, September 1, 2011, March 1, 2012, September 1, 2012 and March 1, 2013.

The Company does not expect to have sufficient available funds as of September 1, 2013, to make principal payments, totaling $915,000, and consisting of $185,000 due on September 1, 2013, plus scheduled principal payments totaling $730,000, consisting of $260,000 due on September 1, 2012, and not paid, plus $245,000 due on September 1, 2011 and not paid plus $225,000 due on September 1, 2010 and not paid.

The Company has received Notice of Default from the Trustee of the NJEDA Bonds in relation to the withdrawals from the debt service reserve, and no payment of scheduled principal amounts. Resolution of the Company’s default under the NJED Bonds will have a significant effect on our ability to operate in the future.

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

Results of Consolidated Operations:

Year Ended March 31, 2013 as compared to the Year Ended March 31, 2012

Our revenues for Fiscal 2013 were $3.4 million an increase of $1.0 million or approximately 40% from revenues for the comparable period of the prior year, and consisted of $2.2 million in manufacturing fees, $0.4 million in lab and product development fees and $0.8 million in royalties and license fees. Revenues for Fiscal 2012 consisted of $1.1 million in manufacturing fees, $0.7 million in lab and product development fees, and $0.6 million in royalties and license fees. Manufacturing fees increased by approximately 98% due to the launch of three new products during Fiscal 2013 and the continued growth of the two products launched during Fiscal 2012. Lab and product development fees decreased by approximately 42% due to decreased lab stability study revenues relating the discontinuance of the Lodrane® Extended Release Products. Royalties and license fees increased by approximately 24% due to the growth of the Phentermine and Hydromorphone product revenue streams and the related profit splits earned by the Company from TAGI Pharmaceuticals Inc.

Research and development costs for Fiscal 2013 were $1.0 million, a decrease of $0.8 million or approximately 44% from $1.7 million of such costs for the comparable period of the prior year. The decrease was primarily due to the launch of five new products during a period beginning at the end of Fiscal 2012 and throughout Fiscal 2013. Prior to the launch of a new product, research and development costs are higher, due to the increased resources required to get a new product approved and introduced into the market. Subsequent to launch, these research and development costs are no longer incurred, as the new products are now revenue producing, commercial manufacturing operations. Research and development costs currently being incurred are related to the development of the Company’s pipeline of products.

General and administrative expenses for Fiscal2013 were $1.5 million an increase of $0.1 million or approximately 7% from $1.4 million of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to the introduction of significant new, annual fees being charged to the Company by the US FDA during Fiscal 2013, substantial increases in the cost of providing health insurance benefits to our employees and increased legal fees related to funding activities.

Depreciation and amortization for Fiscal 2013 was $0.1 million, a decrease of $0.1 million or approximately 43%, from $0.2 million for the comparable period of the prior year. The decrease was primarily due to increased utilization of manufacturing assets in commercial production resulting from the growing volumes of our products being sold in the market.

Non-cash compensation through the issuance of stock options and warrants for Fiscal 2013 was $0.046 million, an increase of $0.021 million, or approximately 88% from $0.024 million for the comparable period of the prior year. The increase was due to the issuance of options to purchase an aggregate of 985,000 shares of Common Stock to various employees during Fiscal 2013 and the timing of the amortization schedule established at the time of issuance of the related stock options and warrants.

As a result of the foregoing, our loss from operations for Fiscal 2013 was $1.6 million, compared to a loss from operations of $2.0 million for Fiscal 2012.

Other expenses for Fiscal 2013 were a net income of $2.7 million, an increase in other net income of $16.3 million from the net other expense of $13.6 million for the comparable period of the prior year. The increase in other income was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during Fiscal 2013 totaling $3.5 million, as compared to a net derivative expense of $12.7 million for the comparable period of the prior year. Please note that derivative income/(expenses) are most significantly determined by the closing price of the Company’s Common Stock as of the end of each annual or quarterly reporting period, and also as of the date on which shares of the Company’s convertible preferred stock are converted into common stock, with incomes being generated by decreases in such closing prices and expenses being incurred by increases in such closing prices. The closing price of the Company’s Common Stock as of March 31, 2013 was $0.0761, as compared to a closing price of $0.0900 as of March 31, 2012. Closing prices on the various dates on which shares of convertible preferred stock were converted to common stock ranged from $0.08 to $0.17 during the year ended March 31, 2013. These variances in the closing price of the Company’s Common Stock as compared with the closing price at the end of the immediately preceding fiscal year end were significant factors in the derivative income recorded during the year ended March 31, 2013.

As a result of the foregoing, our net income for Fiscal 2013 was $1.5 million, compared to a net loss of $15.1 million for Fiscal 2012.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities) deficiency was reduced to $2.8 million as of March 31, 2013 from a working capital deficiency of $3.1 million as of March 31, 2012, primarily due to the loss from operations sustained during Fiscal 2013 being financed by approximately $1.0 million in cash warrant exercises (a capital financing), and the issuance of Series E Preferred Stock (a non-current derivative liability financing). Capital and non-current financings provide cash to the Company without a corresponding current liability and accordingly have an accretive effect on working capital.

We experienced negative cash flows from operations of $1.9 million for Fiscal 2013, primarily due to our net income of $1.5 million, offset by non-cash other income items totaling $4.1 million included in the net income, combined with increases in accounts receivable and inventory of $0.3 million and $1.1 million respectively.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and filed as a part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A	CONTROLS AND PROCEDURES

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

Management has determined that, as of March 31, 2013, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2013, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of Fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

Name	Age	Position	Director / Officer Since
Jerry Treppel[1]	59	Chairman and Chief Executive Officer	November 2008
Barry Dash, Ph. D.	81	Director	April 2005
Ashok G. Nigalaye, Ph.D.	61	Chief Scientific Officer and Director	June 2009[2]
Jeenarine Narine	62	Director	June 2009
Jeffrey Whitnell	57	Director	October 2009
Carter J. Ward	49	Chief Financial Officer, Secretary and Treasurer	July 2009

(1)	Mr. Treppel also served as Chairman of the Board since November 6, 2008 and CEO since September 15, 2009.
(2)	Dr. Nigalaye has served as a Director since June 2009 and as Chief Scientific Officer since September 2009.

Ram Potti, one of the Epic appointed directors, resigned as a director of the Company in December 2012.

Chris Dick served as the Company’s President, Chief Operating Officer and a Director until he stepped down from these positions in May 2013.

The principal occupations and employment of each Director during the past five years is set forth below. In each instance in which dates are not provided in connection with a nominee’s business experience, such nominee has held the position indicated for at least the past five years.

Jerry Treppel has served as a Director since October 28, 2008, Chairman of the Board since November 6, 2008 and Chief Executive Officer since September 15, 2009. Mr. Treppel served as the managing member of Wheaten Capital Management LLC, a capital management company focusing on investment in the health care sector from 2003 to 2009. From October 2008 to March 2013, Mr. Treppel served as managing director of Ledgemont Capital Group LLC, a boutique merchant bank that provides access to capital and corporate advisory services to public and private companies. In April 2013, Mr. Treppel joined ArcLight Advisors LLC, a boutique investment bank specializing in health care, as a Managing Director. Over the past 20 years, Mr. Treppel was an equity research analyst focusing on the specialty pharmaceuticals and generic drug sectors at several investment banking firms including Banc of America Securities, Warburg Dillon Read LLC (now UBS), and Kidder, Peabody & Co. He previously served as a healthcare services analyst at various firms, including Merrill Lynch & Co. He also held administrative positions in the healthcare services industry early in his career. From 2003 to 2009, Mr. Treppel served as a member of the board of directors of Akorn, Incorporated (NASDAQ: AKRX), a specialty pharmaceutical company engaged in the development, manufacturing and marketing of branded and multi-source pharmaceutical products and vaccines. Mr. Treppel also served as the Chair of Akorn’s Nominating and Corporate Governance Committee and as a member of its Audit Committee and Compensation Committee. Mr. Treppel holds a BA in Biology from Rutgers College in New Brunswick, N.J., an MHA in Health Administration from Washington University in St. Louis, Mo., and an MBA in Finance from New York University. Mr. Treppel has been a Chartered Financial Analyst (CFA) since 1988. Mr. Treppel’s knowledge of the pharmaceutical industry as well as his education credentials and his experience as a member of the board of directors of Akorn, Incorporated led to the conclusion that he is qualified to serve as a director.

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

Chris Dick has served as Chief Operating Officer since October 2008, acting Chief Executive Officer from November 2008 to September 15, 2009, and President since April 2009; Director from October 20, 2008 to June 24, 2009, and since October 23, 2009. Mr. Dick began at Elite in November 2002 as Vice President of Business Development. Since March 2006, Mr. Dick has been Executive Vice President of Corporate Development. From 1999 to 2002, Mr. Dick served as Director of Business Development for Elan Drug Delivery, Inc. responsible for licensing and business development of Elan’s portfolio of drug delivery technologies. From 1978 to 1999, he held various business and technical positions at FMC Corporation which included responsibility for business development and marketing for EnTec, a drug delivery business unit within FMC Corporation’s Pharmaceutical Division and marketing for its pharmaceutical functional coatings product line. Mr. Dick holds an M.B.A. from the Stern School of Business, New York University, and a B.S. and M.S. in Chemical Engineering from Cornell University. Mr. Dick’s experience and qualifications in the pharmaceutical industry, specifically in the area of business and product development, provides specific attributes and qualifications to serve as a director, President and COO for the Company. Mr. Dick stepped down from his positions as Director, President and Chief Operating Officer in March 2013.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our Officers, Directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we found that, during the fiscal year ended March 31, 2013, three of our Officers and Directors and two entities that had beneficial ownership of more than ten percent of a registered class of equity securities had not complied with all applicable Section 16(a) filing requirements on a timely basis with regard to transactions occurring in Fiscal 2013. Specifically, as follows:

Name	Late Filings	No. of Transactions
Ashok Nigalaye	3	4
Ram Potti	3	4
Jeenarine Narine	3	4
Epic Investments LLC	3	4
Epic Pharma LLC	3	4

Committees of the Board

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee.

Audit Committee

During Fiscal 2013, the members of the Audit Committee were Jeffrey Whitnell (Chairman of the Audit Committee), Ram Potti and Dr. Barry Dash. We deem Messrs. Whitnell and Dash to be independent and Mr. Whitnell to be qualified as an audit committee financial expert. The Board of Directors has determined that Messrs. Whitnell and Dash are independent directors as (i) defined in Rule 10A-3(b)(1)(ii) under the Exchange Act and (ii) under Sections 803A(2) and 803B(2)(a) of the NYSE MKT LLC Company Guide (although our securities are not listed on the NYSE MKT LLCE or any other national exchange). Mr. Potti resigned as a Director and member of Audit Committee in December 2012. His seat on the Audit Committee has not been replaced. As of March 31, 2013, the Audit Committee accordingly consists of Mr. Whitnell and Dr. Dash.

Nominating Committee

During Fiscal 2013, the members of the Nominating Committee were Ram Potti, Dr. Barry Dash and Jeenarine Narine. There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our last Annual Report on Form 10-K. Mr. Potti resigned as a Director and member of Nominating Committee in December 2012. His seat on the Nominating Committee has not been replaced. As of March 31, 2013, the Nominating Committee accordingly consists of Mr. Narine and Dr. Dash.

Compensation Committee

During Fiscal 2013, the members of the Compensation Committee were Dr. Barry Dash (Chairman of the Nominating Committee), Dr. Ashok Nigalaye and Jeffrey Whitnell.

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

ITEM 11	EXECUTIVE COMPENSATION

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

Role of the Compensation Committee and its Advisors

The Company formed the Compensation Committee in June 2007. Since the formation of the Compensation Committee all elements of the executives’ compensation are determined by the Compensation Committee, which is comprised of a two independent non-employee directors, and one director who is also the Company’s Chief Scientific Officer. However, the Compensation Committee’s decisions concerning the compensation of the Company’s Chief Executive Officer are subject to ratification by the independent directors of the Board of Directors. As of March 31, 2013, the members of the Compensation Committee were Barry Dash, Ashok Nigalaye and Jeffrey Whitnell. The Committee operates pursuant to a charter. Under the Compensation Committee charter, the Compensation Committee has authority to retain compensation consultants, outside counsel, and other advisors that the committee deems appropriate, in its sole discretion, to assist it in discharging its duties, and to approve the terms of retention and fees to be paid to such consultants.

Named Executive Officers and Key Employees

The named executive officers and key employees for the fiscal year ending March 31, 2013 are:

•	Jerry Treppel, Chief Executive Officer for the full year
•	Chris C. Dick, President and Chief Operating Officer for the full year
•	Carter J. Ward, Chief Financial Officer, Secretary and Treasurer for the full year.

These individuals are referred to collectively in this report as the “Named Executive Officers”.

Please note that Chris C. Dick stepped down from his positions as President and Chief Operating Officer in May 2013.

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

The Dick Employment Agreement provided for a base salary of $200,000, with $175,000 of this amount being paid in cash and $25,000 of this amount being paid in restricted shares of the Company’s Common Stock. The Common Stock component of Mr. Dick’s compensation was computed on a quarterly basis, with the number of shares issued equal to the quotient of the quarterly amount due of $6,250 divided by the average daily closing price of the Company’s Common Stock for the quarter just ended.

In addition, the Dick Employment Agreement provided for 25 days of paid vacation, the right to participate in all health insurance plans maintained by the Company for its employees, a monthly auto allowance of $700 and term life insurance in the amount of $500,000 payable to Mr. Dick’s estate.

The Dick Employment Agreement also required Mr. Dick’s execution of a Proprietary Rights Agreement.

The Board of Directors of the Company increased Mr. Dick’s base salary to $205,000 retroactive to January 1, 2013. This $5,000 increase to be paid in restricted shares of the Company’s Common Stock. The Common Stock component of Mr. Dick’s compensation is to be computed on a quarterly and pro-rata basis, with the number of shares issued equal to the quotient of the quarterly amount due of $7,500 divided by the average daily closing price of the Company’s Common Stock for the quarter just ended.

Mr. Dick stepped down from his employment with the Company on May 24, 2013 and accordingly, the Dick Employment Agreement was terminated. Mr. Dick continues to consult for the Company.

Carter J. Ward

On November 12, 2009, the Company entered into an employment agreement (the “Ward Employment Agreement”). Pursuant to the terms of the Ward Employment Agreement, Mr. Ward continues as an at-will employee of the Company as its Chief Financial Officer. Mr. Ward receives a base salary of $150,000, with $125,000 of such amount being paid in accordance with the Company’s payroll practices and $25,000 of such amount being paid by the issuance of restricted shares of Common Stock, in lieu of cash. The Common Stock component of Mr. Ward’s compensation is to be computed on a quarterly basis, with the number of shares issued equal to the quotient of the quarterly amount due of $6,250 divided by the average daily closing price of the Company’s Common Stock for the quarter just ended.

The Board of Directors increased Mr. Ward’s base salary to $155,000 retroactive to January 1, 2013. This $5,000 increase to be paid by the issuance of restricted shares of Common Stock. The Common Stock component of Mr. Ward’s compensation is to be computed on a quarterly basis, with the number of shares issued equal to the quotient of the quarterly amount due of $7,500 divided by the average daily closing price of the Company’s Common Stock for the quarter just ended.

Hedging Policy

We do not permit the Named Executive Officers to “hedge” ownership by engaging in short sales or trading in any options contracts involving securities.

Options Exercises and Stock Vested

No options have been exercised by our Named Executive Officers during the 2013 Fiscal Year.

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

Compensation of named executive officers

Summary Compensation Table

Name And Principal Position	Fiscal Year		Salary ($)		Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Jerry Treppel
Chairman of the Board and	2013	(1)	—		—		—	30,000	(2)	30,000
Chief Executive Officer	2012	(1)	—		—		—	30,000	(2)	30,000

Chris Dick
President and	2013	(1)	201,250	(3)	—		—	8,400	(4)	209,650
Chief Operating Officer	2012	(1)	200,000	(3)	—		—	8,400	(4)	208,400

Carter J. Ward
Chief Financial Officer	2013	(1)	151,250	(5)	—		—	—		151,250
Secretary and Treasurer	2011	(1)	150,000	(5)	600	(6)	—	—		150,600

(1)	Represents the fiscal years ended March 31, 2013 and 2012, respectively.

(2)	Represents compensation due to Mr. Treppel for his service as Chairman of the Board of Directors. Mr. Treppel receives no salary or additional compensation for his service as Chief Executive Officer. Compensation due to Mr. Treppel is paid via the issuance of Common Stock, pursuant to the Company’s Director compensation policy.

A total of 284,662 shares of Common Stock were issued to Mr. Treppel in payment of compensation due to him for Fiscal 2012. A total of 202,998 shares of Common Stock were issued to, and 90,200 shares of Common Stock are due and owing to, Mr. Treppel in payment of compensation due to him for Fiscal 2013.

(3)	Represents total salaries due to Mr. Dick pursuant to the Dick Employment. Of the total salary amount, $175,000 was paid in cash as salary in accordance with the Company’s payroll practices, and $25,000 annually is to be paid via the issuance of Common Shares in lieu of cash through December 31, 2012 and $30,000 annually is to be paid via the issuance of Common Shares in lieu of cash since January 1, 2013. A total of 237,220 shares of Common Stock were issued to Mr. Dick in payment of salaries due to him for Fiscal 2012. A total of 169,165 shares of Common Stock were issued to, and 90,200 shares of Common Stock are due and owing to, Mr. Dick in payment of salaries due to him for Fiscal 2013.

(4)	Represents amounts paid for auto allowance

(5)	Represents total salaries due to Mr. Ward pursuant to the Ward Employment. Of the total salary amount, $125,000 was paid in cash as salary in accordance with the Company’s payroll practices, and $25,000 is to be paid annually via the issuance of Common Shares in lieu of cash through December 31, 2012 and $30,000 annually is to be paid via the issuance of Common Shares in lieu of cash since January 1, 2013. A total of 237,220 shares of Common Stock were issued to Mr. Ward in payment of salaries due to him for Fiscal 2012. A total of 169,165 shares of Common Stock were issued to, and 90,200 shares of Common Stock are due and owing to, Mr. Ward in payment of salaries due to him for Fiscal 2013.

(6)	Represents discretionary bonuses award to Mr. Ward by the Chief Executive Officer

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock option awards held by Named Executive Officers as of March 31, 2013:

Name	Number of securities underlying unexercised options Exercisable (#)		Number of securities underlying unexercised options Unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)		Options Exercise Price ($)	Option Expiration Date
Chris Dick
	10,000	(1)	—	—		2.21	6/13/2013
	10,000	(1)	—	—		2.21	6/13/2013
	10,000	(1)	—	—		2.21	6/13/2013
	40,000	(2)	—	—		2.80	7/14/2015
	250,000	(3)	—	—		2.25	11/13/2016
	—		—	150,000	(4)	2.25	11/13/2016
	—		—	150,000	(4)	2.25	11/13/2016
	—		—	200,000	(6)	2.25	11/13/2016
	200,000	(7)	—	—		0.10	1/17/2020
			—	150,000	(8)	0.12	6/19/2022

Jerry Treppel
	60,000	(9)	—	—		0.06	12/1/2018
	60,000	(10)	—	—		0.06	12/1/2018
	60,000	(11)	—	—		0.06	12/1/2018

Carter J. Ward
	200,000	(7)	—	—		0.10	1/17/2020
			—	150,000	(8)	0.12	6/19/2022

(1)	Options vested on June 13, 2004, 2005 and 2006, respectively.

(2)	Options vested on July 14, 2005.

(3)	Options vested on November 3, 2006.

(4)	These options vest upon the closing of an exclusive product license for the first of the United States national market, the entire European Union market or the Japan market or product sale transaction of all of our ownership rights in the United States (only once for each individual product) for our first Non-Generic Opioid Product.

(6)	These options vest as follows: upon the commencement of the first Phase III clinical trial relating to the first “Non-Generic Opioid Product” developed by the Company as to 125,000 options and relating to the second “Non-Generic Opioid Product” developed by the Company as to 75,000 options.

(7)	Total of 200,000 options granted with such options vesting in annual increments on January 18, 2011, 2012 and 2013, with each increment equal to one-third of the total options granted.

(8)	Total of 200,000 options granted with such options vesting in annual increments on June 19, 2013, 2014 and 2015, with each increment equal to one-third of the total options granted.

(9)	Options vested on December 1, 2009

(10)	Options vested on December 1, 2010

(11)	Options vest on December 1, 2011

 DIRECTOR COMPENSATION

The following table sets forth information concerning director compensation for the year ended March 31, 2013:

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compens ation ($)	Non- qualified Deferred Compen- sation ($)	All Other Compen- sation ($)		Total ($)
Barry Dash	—	15,000	(1)	—	—	—	5,000	(2)	20,000

Ashok Nigalaye	—	15,000	(1)	—	—	—	5,000	(2)	20,000

Jeenarine Narine	—	15,000	(1)	—	—	—	5,000	(2)	20,000

Ram Potti*	—	15,000	(1)	—	—	—	—		15,000

Jeffrey Whitnell	—	15,000	(1)	—	—	—	5,000	(2)	20,000

(1)	Represents directors fees earned during the quarters ended June 30, 2012, September 30, 2012 and December 31, 2012. Each Director received 135,332 shares of Common Stock in payment of these director fees, pursuant to the Company’s policy regarding payment of Directors’ fees.

(2)	Represents directors fees earned during the quarter ended March 31, 2013 for which 60,133 shares of Common Stock is due and owing to each Director.

*	Mr. Potti resigned as a director in December 2012.

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

Members of the Board of Directors during the fiscal years ended March 31, 2013 and March 31, 2012 did not receive any options or equity compensation for serving as directors other than shares of Common Stock earned in lieu of cash in relation to Director and Chairman fees due.

Other

The Company’s Articles of Incorporation provide for the indemnification of each of the Company’s directors to the fullest extent permitted under Nevada General Corporation Law.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 13, 2013 (except as otherwise indicated), regarding beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) each of our directors and nominees for director, (iii) each of the Named Executive Officers (as defined below) and (iv) all our directors and executive officers as a group. As of June 13, 2013, we had 394,597,274 shares of Common Stock outstanding (exclusive of 100,000 treasury shares). The 1,600 shares of Series E Preferred Stock outstanding as of June 13, 2013 are entitled to vote, on an as-converted basis, with the Common Stock on any matter presented to the holders of our Common Stock for their action or consideration at any meeting of our stockholders (or by written consent of stockholders in lieu of meeting). As of June 13, 2013 there were 24 shares of Series C Preferred Stock outstanding and 1,085 shares of Series G Preferred Stock outstanding, with all such shares of Series C and Series G Preferred Stock being nonvoting.

As of June 13, 2013, none of the individuals listed below beneficially owned any shares of Series G Preferred Stock or Series E Preferred Stock, except for the following (as further described in the footnotes to the table): (a) 1,600 shares of Series E Preferred Stock were beneficially owned by Messrs. Ashok G. Nigalaye, Jeenarine Narine and Ram Potti.

As used in the table below and elsewhere in this annual report on Form 10-K, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following June 13, 2013. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address Of Beneficial Owner of Common Stock	Amount and Nature of Beneficial Ownership***		Percent (%) of Class Beneficially Owned

Barry Dash, Director	985,972	(1)	**

Jerry Treppel, Chairman of the Board and Chief Executive Officer	3,526,599	(2)	**

Ashok G. Nigalaye, Chief Scientific Officer and Director *	167,800,280	(3)	27%

Jeenarine Narine, Director *	158,702,719	(3)	26%

Ram Potti * (8)	159,245,478	(3)	26%

Jeffrey Whitnell, Director	817,426	(4)	**

Carter J. Ward, Chief Financial Officer	2,907,304	(5)	**

Chris Dick (9)	1,618,223	(6)	**

Epic Investments LLC 227-15 North Conduit Ave. Laurelton, NY 11413	147,927,298	(3)	24%

Epic Pharma LLC 227-15 North Conduit Ave. Laurelton, NY 11413	147,927,298	(3)	24%

All Directors and Officers as a group	188,431,225	(7)	30%

*	The address is c/o Epic Investments LLC, 227-15 North Conduit Ave., Laurelton, NY 11413.
**	Less than 1%
***	As of June 13, 2013

(1)	Includes vested options to purchase 120,000 shares of Common Stock, warrants to purchase 12,434 shares of Common Stock, 794,405 shares of Common Stock and 60,133 shares of Common Stock which is due and owing to Dr. Dash as of March 31, 2013 for Director’s fees earned by Dr. Dash for the quarter then ended, pursuant to the Company’s policy regarding payment of Directors’ fees.

(2)	Includes 2,131,399 shares of Common Stock, warrants to purchase up to 1,125,000 shares of Common Stock, options to purchase up to 180,000 shares of Common Stock and 90,200 shares of Common Stock which is due and owing to Mr. Treppel as of March 31, 2013 for Chairman’s fees earned by Mr. Treppel for the quarter then ended, pursuant to the Company’s policy regarding payment of the Chairman’s fee.

(3)	Includes 1,600 shares of Series E Preferred Stock convertible into 65,737,420 shares of Common Stock, 9,008,212 shares of Common Stock and warrants to purchase up to 73,181,666 shares of Common Stock held by Epic Investments, LLC, a Delaware limited liability company. Messrs. Nigalaye, Narine and Potti are executive officers and equity owners of Epic Pharma, LLC, a Delaware limited liability company, and Epic Investments, LLC, a Delaware limited liability company. Epic Pharma, LLC is an equity owner of Epic Investments, LLC. Epic Pharma LLC and Messrs. Nigalaye, Narine and Potti share voting and investment control over, and are indirect beneficial owners of, the shares. The interest of Epic Pharma LLC and Messrs. Nigalaye, Narine and Potti in the shares is limited, and each disclaims beneficial ownership of such shares except to the extent of its pecuniary interest in Epic Investments, LLC. Please note that the number of shares of Common Stock held by Epic Investments, LLC was compiled from Statements of Changes in Beneficial Ownership on Form 4 that were filed by Epic Investments LLC since June of 2009.

In addition to beneficial interests related to Epic Investments, Dr. Nigalaye owns 12,055,183 shares of common stock, warrants to purchase up to 7,757,666 shares of common stock, and 60,133 shares of Common Stock which is due and owing to Dr. Nigalaye as of March 31, 2013 for Director’s fees earned by Dr. Nigalaye for the quarter then ended, pursuant to the Company’s policy regarding payment of Directors’ fees.

In addition to beneficial interests related to Epic Investments, Mr. Narine owns 5,957,622 shares of common stock, warrants to purchase up to 4,757,666 shares of common stock and 60,133 shares of Common Stock which is due and owing to Mr. Narine as of March 31, 2013 for Director’s fees earned by Mr. Narine for the quarter then ended, pursuant to the Company’s policy regarding payment of Directors’ fees.

In addition to beneficial interests related to Epic Investments, Mr. Potti owns 6,227,180 shares of common stock and warrants to purchase up to 5,091,000 shares of common stock.

(4)	Includes 757,293 shares of Common Stock and 60,133 shares of Common Stock which is due and owing to Mr. Whitnell as of March 31, 2013 for Director’s fees earned by Mr. Whitnell for the quarter then ended, pursuant to the Company’s policy regarding payment of Directors’ fees.

(5)	Includes vested options to purchase 250,000 shares of Common Stock, warrants to purchase 666,667 shares of Common Stock, 1,900,437 shares of Common Stock and 90,200 shares of Common Stock due and owing to Mr. Ward as of March 31, 2013, for salaries earned for the quarter then ended pursuant to the employment agreement between the Company and Mr. Ward dated November 13, 2009. In addition, Mr. Ward has been granted options to purchase 100,000 shares of Common Stock under the Company’s 2004 Equity Incentive Plan which were not vested as of June 13, 2013. These options to purchase 100,000 shares of Common Stock are not included as part of Mr. Ward’s beneficial ownership as they do not vest within 60 days. These 100,000 non-vested options, having an exercise price of $0.12 per share, are scheduled to vest in increments of 50,000 shares each on June 19, 2014 and 2015.

(6)	Includes vested options to purchase 490,000 shares of Common Stock, 971,423 shares of Common Stock, and 156,800 shares of Common Stock due and owing to Mr. Dick as of June 13, 2013 for salaries earned for the period beginning on January 1, 2013 through May 24, 2013, the date Mr. Dick stepped down from his positions with the Company.

(7)	Includes 1,600 shares of Series E Preferred Stock convertible into 65,737,420 shares of Common Stock, warrants to purchase up to 87,501,099 shares of Common Stock, and vested options to purchase up to 1,040,000 shares of Common Stock, 33,574,974 shares of Common Stock and 577,732 shares of Common Stock which are due and owing as of June 13, 2013, to the Company’s Chairman, Directors and Chief Financial Officer in payment of Chairman’s Fees, Directors Fees or salary, as appropriate for the quarter ended March 31, 2013 for those directors that were active as of June 13, 2013 or for the period beginning on January 1, 2013 and ending May 24, 2013 with regards to Mr. Dick, in accordance with the Company’s policy regarding payment of Chairman’s fees, Director fees or employment contract with the Chief Financial Officer.

(8)	Mr. Potti was previously a Director of the Company, resigning in December 2012.

(9)	Mr. Dick was the President, Chief Operating Officer and a Director of the Company until May 2013.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

The Strategic Alliance Agreement expired on June 4, 2012.

On December 31, 2012, Mr. Potti resigned as a Director of the Company. His seat on the Board of Directors was not filled.

As part of the operation of the strategic alliance, the Company and Epic identified areas of synergy, including, without limitation, raw materials used by both entities, equipment purchases, contract manufacturing/packaging and various regulatory and operational resources existing at Epic that could be utilized by the Company.

With regards to synergies related to raw materials usage, the strategic alliance allowed the Company to purchase such raw materials from Epic, at the Epic acquisition cost, without markup. In all cases, the acquisition cost of Epic was lower than those costs available to the Company, mainly as a result of efficiencies of scale generated by significantly larger volumes purchased by Epic during the course of their normal operations. During the fiscal years ended March 31, 2013 and March 31, 2012, an aggregate amount of $71,480 and $15,552, respectively, in such materials was purchased from Epic Pharma LLC. All purchases were at Epic Pharma’s acquisition cost, without markup and evidenced by supporting documents of Epic Pharma LLC’s acquisition cost.

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

During the fiscal years ended March 31, 2013 and March 31, 2012, an aggregate amount of $31,354 and $133,003, respectively, was paid to Epic as reimbursement for costs associated with facility maintenance, engineering and regulatory resources utilized by the Company.

During the fiscal years ended March 31, 2013 and March 31, 2012, the Company incurred a total of $362,347 and $275,768, respectively in contract manufacturing and/or packaging costs for the Company’s Phentermine, Hydromorphone, Methadone and Immediate Release Lodrane products.

During the fiscal years ended March 31, 2013 and 2012, equipment purchases from Epic totaled $-0- and $52,000, respectively.

Total purchases from Epic by the Company during the fiscal years ended March 31, 2013 and 2012 were $465,181 and $476,323, respectively.

Transaction with Jerry Treppel

On June 12, 2012 (the “Effective Date”), we entered into a bridge loan agreement (the “Loan Agreement”) with Jerry Treppel, our Chairman and CEO. Under the terms of the Loan Agreement, we have the right, in our sole discretion, to a line of credit (the “Credit Line”) in the maximum principal amount of up to $500,000 at any one time. By amendment, the maximum principal amount was increased to $1,000,000 in December 2012. Mr. Treppel provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on the earlier of (i) such date as we raise at least $2,000,000 in gross proceeds from the sale of any of our equity securities or (ii) July 31, 2013, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Loan Agreement, we may borrow, repay, and reborrow under the Credit Line through maturity. Amounts borrowed under the Credit Line will bear interest at the rate of ten percent (10%) per annum. As of March 31, 2013, the principal balance owed under the Credit Line was $600,000 with an additional $13,151 in accrued interest also owed, in accordance with the terms and conditions of the Credit Line. For more detailed information, please see the Loan Agreement filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 13, 2012, and the amendment thereto filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 10, 2012 which forms 8-K and exhibits are incorporated by reference herein.

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

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Demetrius Berkower LLC (“Demetrius”).

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Demetrius for the audits of our financial statements and interim reviews of our quarterly financial statements for Fiscal 2013 and Fiscal 2012.

	Fiscal 2013	Fiscal 2012
Audit Fees	76,000	76,250
Audit-Related Fees	—	3,000
Tax Fees	—	—
All Other Fees	1,150	475

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

The Audit Committee has determined that Demetrius’ rendering of these audit-related services was compatible with maintaining auditor’s independence. The Board of Directors considered Demetrius to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in Fiscal 2013 and 2012.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)	The following are filed as part of this Annual Report on Form 10-K

(1)	The financial statements and schedules required to be filed by Item 8 of this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Statements.

(2)	The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of the Company, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013 .

3.2(a)	By-Laws of Elite-Nevada, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.2(b)	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.1	2004 Employee Stock Option Plan approved by stockholders on June 22, 2004, incorporated by reference to Exhibit A to the Proxy Statement filed on Schedule 14A with respect to the Annual Meeting of Stockholders held on June 22, 2004.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Product Development and Commercialization Agreement, dated as of June 21, 2005, between the Company and IntelliPharmaceutics, Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated June 21, 2005 and originally filed with the SEC on June 27, 2005, as amended on the Current Report on Form 8-K/A filed September 7, 2005, as further amended by the Current Report on Form 8-K/A filed December 7, 2005 (Confidential Treatment granted with respect to portions of the Agreement).

10.5	Agreement, dated December 12, 2005, by and among the Company, Elite Labs, and IntelliPharmaCeutics Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated December 12, 2005, and originally filed with the SEC on December 16, 2005, as amended by the Current Report on Form 8-K/A filed March 7, 2006 (Confidential Treatment granted with respect to portions of the Agreement).

10.6	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.10	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.11	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.12	Form of Registration Rights Agreement, between the Registrant and signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.13	Form of Placement Agent Agreement, between the Registrant and Indigo Securities, LLC, incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated March 15, 2006, and filed with the SEC on March 16, 2006.

10.14	Financial Advisory Agreement between the Registrant and Indigo Ventures LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K dated July 12, 2006 and filed with the SEC on July 18, 2006.

10.15	Seconded Amended and Restated Employment Agreement between the Registrant and Bernard Berk, incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed with the SEC on November 14, 2006.

10.16	Employment Agreement between the Registrant and Charan Behl, incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed with the SEC on November 14, 2006.

10.17	Employment Agreement between the Registrant and Chris Dick, incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed with the SEC on November 14, 2006.

10.18	Product Collaboration Agreement between the Registrant and ThePharmaNetwork LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated November 10, 2006 and filed with the SEC on November 15, 2006. (Confidential Treatment granted with respect to portions of the Agreement).

10.19	Strategic Alliance Agreement among the Registrant, VGS Pharma (“VGS”) and Veerappan S. Subramanian (“VS”), incorporated by reference as Exhibit 10(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.20	Advisory Agreement, between the Registrant and VS, incorporated by reference as Exhibit 10(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.21	Registration Rights Agreement between the Registrant, VGS and VS, incorporated by reference as Exhibit 10(c) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.22	Employment Agreement between Novel Laboratories Inc. (“Novel”) and VS, incorporated by reference as Exhibit 10(d) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.23	Stockholders’ Agreement between Registrant, VGS, VS and Novel, incorporated by reference as Exhibit 10(e) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.24	Amended and Restated Employment Agreement, between the Registrant and Charan Behl, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated February 9, 2007 and filed with the SEC on February 14, 2007.

10.25	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.26	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.27	Form of Placement Agent Agreement, between the Company and Oppenheimer & Company, Inc., incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.28	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.29	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.30	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.31	Consulting Agreement, dated as of September 4, 2007, between the Registrant, Bridge Ventures, Inc. and Saggi Capital, Inc., incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.32	Employment Agreement, dated as of January 3, 2008, by and between the Registrant and Dr. Stuart Apfel, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K dated January 3, 2008 and filed with the SEC on January 9, 2008.

10.33	Form of Securities Purchase Agreement, between the Company and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.34	Form of Placement Agent Agreement, between the Company, ROTH Capital Partners, LLC and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.35	Separation Agreement and General Release of Claims, dated as of October 20, 2008, by and between the Company and Stuart Apfel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.36	Consulting Agreement, dated as of October 20, 2008, by and between the Company and Parallex Clinical Research, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.37	Separation Agreement and General Release of Claims, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.38	Consulting Agreement, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.39	Separation Agreement and General Release of Claims, dated as of November 5, 2008, by and between the Company and Bernard J. Berk, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 6, 2008 and filed with the SEC on November 6, 2008.

10.40	Amendment to Employment Agreement, dated as of November 10, 2008, by and between the Company and Chris Dick, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008 and filed with the SEC on November 14, 2008.

10.41	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.42	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.43	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.44	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.45	Employment Agreement, dated as of July 1, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 1, 2009 and filed with the SEC on July 8, 2009.

10.46	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.47	Employment Agreement, dated as of November 13, 2009, by and between the Company and Chris Dick, , incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.48	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.49	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.50	Stipulation of Settlement and Release, dated as of June 25, 2010, by and among the Company, Midsummer Investment, Ltd., Bushido Capital Master Fund, LP, BCMF Trustees, LLC, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.51	Amendment Agreement, dated as of June 25, 2010, by and among the Company, and the investors signatory thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.52	Amendment Agreement, dated as of June 2010, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.53	Asset Purchase Agreement dated as of May 18, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010.

10.54	Asset Purchase Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.55	Master Development and License Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.56	Purchase Agreement, dated as of September 10, 2010, by and among Epic Pharma LLC and the Company, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.57	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.58	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.59	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.60	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.61	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.62	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.63	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.64	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.65	Securities Purchase Agreement with Socius dated December 30, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.66	Amendment to Agreement with Socius dated February 28, 2012, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed with the SEC February 29, 2012.

10.67	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.68	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.69	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.70	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.71	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.72	Development And License Agreement between the Company and a Hong Kong-based client dated March 16, 2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.73	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.74	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.75	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

21	Subsidiaries of the Company.**

23	Consent of Demetrius & Company LLC, Independent Registered Public Accounting Firm**

101***	The following materials from Elite Pharmaceuticals’ Annual Report on Form 10-K, related to the audited financial statements as and for the fiscal years ended March 31, 2013 and 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1****	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2****	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* On January 5, 2011, the Company changed its domicile from Delaware to Nevada. All corporate documents from Delaware have been superseded by Nevada corporate documents filed or incorporated by reference herein. All outstanding Delaware securities certificates are now outstanding Nevada securities certificates.

** Filed herewith.

*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

**** These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Elite Pharmaceuticals, Inc. under the Securities Act or the Securities Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

By:	/s/ Jerry Treppel
Jerry Treppel
Chief Executive Officer

Dated: June 21, 2013

By:	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer

Dated: June 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry Treppel	Chairman, Chief Executive Officer	June 21, 2013

/s/ Carter J. Ward	Chief Financial Officer, Treasurer, Secretary	June 21, 2013

/s/ Barry Dash	Director	June 21, 2013

/s/ Jeenarine Narine	Director	June 21, 2013

/s/ Ashok Nigalaye	Director	June 21, 2013

/s/ Jeffrey Whitnell	Director	June 21, 2013
81

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and

Shareholders of Elite Pharmaceuticals, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. and Subsidiaries (“the Company”) as of March 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended March 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Pharmaceuticals, Inc. and Subsidiaries as of March 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years in the two year period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Demetrius Berkower LLC

Wayne, New Jersey

June 21, 2013

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2013 and 2012

	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$369,023	$668,407
Accounts receivable (net of allowance for doubtful accounts of -0- and -0- respectively)	665,154	396,847
Inventories (net of reserve of $93,338)	1,358,146	304,882
Prepaid expenses and other current assets	151,051	127,704

Total Current Assets	2,543,374	1,497,840

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,068,522 and $4,659,670, respectively	4,028,943	4,284,786

INTANGIBLE ASSETS – net of accumulated amortization of $-0- and $-0-, respectively	694,426	642,848

OTHER ASSETS
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposits	14,314	14,913
Restricted cash – debt service for EDA bonds	267,820	280,585
EDA bond offering costs, net of accumulated amortization of $107,519 and $93,030, respectively	246,934	261,423

Total Other Assets	3,858,390	3,886,243

TOTAL ASSETS	$11,125,133	$10,311,717

The accompanying notes are an integral part of the consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2013 and 2012

	2013	2012
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
EDA bonds payable	$3,385,000	$3,385,000
Short term loans and current portion of long-term debt	606,296	13,316
Accounts payable and accrued expenses	1,325,126	1,066,494
Deferred revenues – current	13,333	13,333
Preferred share derivative interest payable	27,500	70,966
Total Current Liabilities	5,357,255	4,549,109

LONG TERM LIABILITIES
Deferred revenues	152,223	165,558
Other long term liabilities	91,571	87,404
Derivative liability – preferred shares	6,334,621	8,506,106
Derivative liability – warrants	7,862,848	11,987,222
Total Long Term Liabilities	14,441,263	20,746,290

TOTAL LIABILITIES	19,798,518	25,295,399

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 690,000,000 shares. Issued 374,493,959 shares and 331,649,738 shares, respectively. Outstanding 374,393,959 shares and 331,549,738 shares, respectively.	374,495	331,650

Additional paid-in-capital	119,690,336	114,910,812

Accumulated deficit	(128,431,375)	(129,919,303)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(8,673,385)	(14,983,682)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,125,133	$10,311,717

The accompanying notes are an integral part of the consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2013	2012
REVENUES
Manufacturing Fees	$2,214,271	$1,120,050
Royalties & Profit Splits	806,365	648,211
Lab Fee Revenues	382,889	655,857
Total Revenues	3,403,526	2,424,118

COSTS OF REVENUES	2,315,154	1,013,674

Gross Profit	1,088,372	1,410,444

OPERATING EXPENSES
Research and Development	975,250	1,735,689
General and Administrative	1,513,468	1,410,192
Non-cash compensation through issuance of stock options	45,866	24,453
Depreciation and Amortization	116,921	206,248
Total Operating Expenses	2,651,505	3,376,582

(LOSS) FROM OPERATIONS	(1,563,133)	(1,966,138)

OTHER INCOME / (EXPENSES)
Interest expense, net	(253,745)	(229,592)
Change in fair value of warrant derivatives	4,089,491	(1,444,075)
Change in fair value of preferred share derivatives	(561,684)	(11,227,957)
Interest expense attributable to preferred share derivatives	(139,219)	(424,465)
Discount in Series E issuance attributable to beneficial conversion features	(437,500)	(250,000)
Total Other Income / (Expense)	2,697,343	(13,576,088)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,134,210	(15,542,226)

CREDIT FOR INCOME TAXES	353,718	483,952

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,487,928	$(15,058,274)

NET INCOME (LOSS) PER SHARE
Basic	$0.00	$(0.06)
Diluted	$(0.00)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	349,075,642	259,163,279
Diluted	526,880,118	259,163,279

The accompanying notes are an integral part of the consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT) EQUITY

FOR THE YEAR ENDED MARCH 31, 2012

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance at March 31, 2011	180,545,657	$180,546	$97,116,044	100,000	$(306,841)	$(114,861,029)	$(17,871,280)

Net Loss						(15,058,274)	(15,058,274)

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	8,410,384	8,410	627,769				636,179

Conversion of Series B, Series C, Series D and Series E Preferred Shares into Common Shares	140,493,195	140,493	17,023,687				17,164,181

Non-cash compensation through the issuance of stock options			24,452				24,452

Costs associated with raising capital			(342,169)				(342,169)

Common shares issued in payment of Directors’ Fees	1,505,613	1,506	144,388				145,894

Common shares issued in payment of employee salaries	694,889	695	66,641				67,336

Proceeds received in exchange for beneficial conversion provisions embedded in Series E Preferred Shares			250,000				250,000

Balance at March 31, 2012	331,649,738	$331,650	$114,910,812	100,000	$(306,841)	$(129,919,303)	$(14,983,682)

The accompanying notes are an integral part of the consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT) EQUITY

FOR THE YEAR ENDED MARCH 31, 2013

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance at March 31, 2012	331,649,738	$331,650	$114,910,812	100,000	$(306,841)	$(129,919,303)	$(14,983,682)

Net Income						1,487,928	1,487,928

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	1,860,943	1,861	180,824				182,684

Conversion of Series B, Series C and Series E Preferred Shares into Common Shares	29,863,563	29,865	3,140,807				3,170,671

Non-cash compensation through the issuance of stock options			45,866				45,866

Costs associated with raising capital (net of adjustments)			240,144				240,144

Issuance of Common Shares pursuant to the exercise of warrants	9,293,227	9,293	590,091				599,384

Common shares issued in payment of Directors’ Fees	1,200,588	1,201	94,846				96,047

Common shares issued in payment of employee salaries	625,900	626	49,446				50,072

Proceeds received in exchange for beneficial conversion provisions embedded in Series E Preferred Shares			437,500				437,500

Balance at March 31, 2013	374,493,959	$374,495	$119,690,336	100,000	$(306,841)	$(128,431,375)	$(8,673,385)

The accompanying notes are an integral part of the consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED MARCH 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,487,928	$(15,058,274)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	423,340	484,151
Change in fair value of warrant derivative liability	(4,089,491)	(1,444,075)
Change in fair value of preferred share derivative liability	561,684	11,227,957
Discount in Series E issuance attributable to embedded beneficial conversion feature	437,500	250,000
Preferred share derivative interest satisfied by the issuance of common stock	182,684	636,179
Salaries and Directors Fees satisfied by the issuance of common stock	146,119	213,230
Non-cash compensation satisfied by the issuance of common stock and options	45,866	24,452
Non-cash rent expense	9,112	11,090
Non-cash lease accretion	1,356	1,276

Changes in Assets and Liabilities
Accounts receivable	(268,305)	174,820
Inventories	(1,053,264)	311,480
Prepaid and other current assets	(22,748)	19,231
Accounts payable, accrued expenses and other current liabilities	251,611	(133,749)
Deferred revenues and Customer deposits	(13,335)	—
Derivative interest payable	(43,466)	—
NET CASH USED IN OPERATING ACTIVITIES	(1,943,409)	(394,082)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(119,489)	(201,777)
Cost of leasehold improvements	(33,519)	(421,556)
Costs incurred for intellectual property assets	(51,578)	(45,292)
Withdrawals from restricted cash, net	12,765	10,835
NET CASH USED IN INVESTING ACTIVITIES	(191,822)	(657,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series E Convertible Preferred Stock	437,500	250,000
Proceeds from Executions of Cash Warrants	564,500	—
Proceeds from draws against Treppel Credit Line	600,000	—
Other loan payments	(6,297)	(13,411)
Costs associated with raising capital, net of adjustments	240,144	(342,169)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,835,847	(105,580)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(299,384)	(1,157,451)

CASH AND CASH EQUIVALENTS – beginning of period	668,407	1,825,858
CASH AND CASH EQUIVALENTS – end of period	$369,023	$668,407

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	237,874	228,317
Cash paid for taxes	6,099	2,849

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Loan to purchase equipment	—	13,200

The accompanying notes are integral part of the consolidated financial statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries, (collectively the “Company”) including its wholly-owned subsidiary, Elite Laboratories, Inc. (“Elite Labs”) for the years ended March 31, 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”). Our Company consolidates all entities that we control by ownership of a majority voting interest. As of March 31, 2013, the financial statements of all wholly-owned entities are consolidated and all significant intercompany accounts are eliminated upon consolidation.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances, which, at times, may exceed the amounts insured by the Federal Deposit Insurance Corp. Uninsured balances at March 31, 2013 are $369,023. Management does not believe that there is any significant risk of losses.

The Company in the normal course of business extends credit to its customers based on contract terms and performs ongoing credit evaluations. An allowance for doubtful accounts due to uncertainty of collection is established based on historical collection experience. Amounts are written off when payment is not received after exhaustive collection efforts. During Fiscal 2013 and Fiscal 2012 the Company generated all its revenues from six companies. The termination of the contracts with either of such four companies will result in the loss of a significant amount of revenues currently being earned.

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

GAAP prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. GAAP requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. No adjustments related to uncertain tax positions were recognized during Fiscal 2013 and Fiscal 2012.

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit. No interest and penalties related to uncertain tax positions were accrued as of March 31, 2013 and March 31, 2012.

The Company operates in multiple tax jurisdictions within the United States of America. Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2013, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2009 and forward, and State, 2005 and forward. The Company did not record unrecognized tax positions for the years ended March 31, 2013 and 2012.

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

The compensation expense recognized for the years ended March 31, 2013 and 2012 was $45,866 and $24,453, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company believes that all recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial statements.

NOTE 2	MANAGEMENT’S LIQUIDITY PLANS

The Company reported a net profits of approximately $1.5 million for Fiscal 2013 and a net loss of approximately $15.1 million for Fiscal 2012. At March 31, 2013, the Company had a working capital deficiency of approximately $2.8 million and an accumulated deficit of approximately $128.6 million, consolidated assets of approximately $11.1 million, and negative stockholders’ equity of approximately $8.8 million. The Company has not generated any significant operating profits to date. During the fiscal year ended March 31, 2013, the Company raised $437,500 of net proceeds from the sale of Series E Preferred Stock and $564,500 from the exercise of cash warrants.

On June 12, 2012, Elite entered into a bridge loan agreement, as amended on December 5, 2012, (the “Treppel Credit Line Agreement”) with Jerry Treppel, the Company’s Chairman and CEO. Under the terms of the Treppel Credit Line Agreement, Elite has the right, in its sole discretion to a line of credit (the “Treppel Credit Line”) in the maximum principal amount of up to $1,000,000, at any one time. Mr. Treppel provided the Treppel Credit Line for the purpose of supporting the acceleration of Elite’s product development activities. The outstanding amount is evidenced by a promissory note which shall mature on the earlier of (i) such date as Elite raises at least two million dollars in gross proceeds from the sale of any of its equity securities or (ii) July 31, 2013, at which time the entire unpaid principal balance, plus accrued interest thereon shall be due and payable in full. Elite may prepay any amounts owed without penalty. Any such prepayments shall first be due and owing and then to principal. Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Treppel Credit Line Agreement, the Company may borrow, repay and reborrow under the Treppel Credit Line through maturity. Amounts borrowed under the Treppel Credit Line bear interest at the rate of ten percent (10%) per annum. For more detailed information, please refer to the Current Reports on Form 8-K filed with the SEC on June 13, 2012 and December 10,2012, with such filings being herein incorporated by reference.

As of the March 31, 2013, the principal balance of the Treppel Credit Line was $600,000.

On April 19, 2013, subsequent to the end of Fiscal 2013, the Company entered into a purchase agreement (the “LPC Purchase Agreement”), together with a registration rights agreement (the “LPC Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“LPC”).

Under the terms and subject to the conditions of the LPC Agreement, the Company has the right to sell to and LPC is obligated to purchase up to $10 million in shares of the Company’s Common Stock, subject to certain limitations, from time to time, over the 36 month period commencing on May 9, 2013, the date that the registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the LPC Registration Rights Agreement, was declared effective by the SEC. The Company may direct LPC, at its sole discretion and subject to certain conditions, to purchase stock in amounts of up to $80,000 on any single business day, so long as at least two business days have passed since the most recent purchase, increasing to up to $500,000 per purchase, depending upon the closing sale price of the Common Stock. The purchase price of the shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to LPC on a day the Common Stock closing price is less than the floor price of $0.07 per share, subject to adjustment. The Company’s sales of shares of Common Stock to LPC under the LPC Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by LPC and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of Common Stock.

A Current Report on Form 8-K was filed with the SEC on April 22, 2013 with regards to the LPC Purchase Agreement and LPC Registration Rights Agreement with such filing being herein incorporated by reference. A Securities Registration Statement on Form S-1 was filed with the SEC on April 25, 2013, with such filing being herein incorporated by reference. The registration statement was declared effective by the SEC on May 9, 2013, with such filings being herein incorporated by reference.

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

As of March 31, 2013, the Company’s principal source of liquidity was approximately $0.4 million of cash and cash equivalents. The Company may also receive funds through the exercise of outstanding stock options and warrants and, subsequent to March 31, 2013, entered into the LPC Purchase Agreement and LPC Registration Rights Agreement, which could provide up to $10 million from the sale shares of the Company’s Common Stock to LPC. The Company also is exploring raising additional funds through the sale of its equity or debt securities or otherwise. However, there can be no assurance of the exercise of any outstanding options or warrants, the sale of shares of Common Stock pursuant to the LPC Purchase Agreement, the raising of funds pursuant to any new funding arrangements, or that any cash received from such sources will be material to contribute sufficient amounts to continue operating activities. Even if the Company were to receive the amounts enumerated in the LPC Purchase Agreement or from the exercise of outstanding options and warrants, there can be no assurances that the Company will not be required to seek additional capital in the future and that the Company will be able to obtain such additional capital on favorable terms, if at all.

As a result there is no assurance that the Company’s business strategy will be successfully implemented, and with the Company’s existing working capital levels, there can be no assurance that the Company will continue as a going concern.

NOTE 3	INVENTORIES

Inventories are recorded at the lower of cost or market.  Inventories at March 31, 2013 and 2012 consist of the following:

	2013	2012
Finished Goods	$—	$—
Work-in-Process	676,726	25,200
Raw Materials	774,758	373,020
	1,451,484	398,220
Less: Inventory Valuation Reserve	(93,338)	(93,338)
	$1,358,146	$304,882

The Inventory Valuation Reserve as of March 31, 2013 and March 31, 2012, consists of raw materials with an aggregate cost of $93,338 being expired materials with no commercial value

NOTE 4 -	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2013 and 2012 consists of the following:

	2013	2012
Laboratory manufacturing, and warehouse equipment	$5,563,694	$5,448,732
Office equipment	67,414	64,927
Furniture and fixtures	49,804	49,804
Transportation equipment	66,855	66,855
Land, building and improvements	3,349,696	3,314,138
	9,097,463	8,944,456
Less: Accumulated depreciation and amortization	(5,068,522)	(4,659,670)
	$4,028,941	$4,284,786

Depreciation and amortization expense amounted to $423,340 and $484,156 for the years ended March 31, 2013 and 2012, respectively.

NOTE 5 -	INTANGIBLE ASSETS

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

As of March 31, 2013 and 2012, the following costs were recorded as intangible assets on the Company’s balance sheet:

	2013	2012
Intangible assets at beginning of fiscal year
Patent application costs	192,848	147,556
ANDA acquisitions	450,000	450,000
Less: Accumulated Amortization	—	—
Net Intangible Assets at beginning of fiscal year	642,848	597,556

Intangible asset costs capitalized during the fiscal year
Patent application costs	51,578	45,292
ANDA acquisition costs		—
Total cost of intangible assets capitalized	51,578	45,291

Amortization of intangible assets during fiscal year
Patent application costs	—	—
ANDA acquisition costs	—	—
Total amortization of intangible assets	—	—

Impairment of intangible assets during the fiscal year
Patent application costs	—	—
ANDA acquisition costs	—	—
Accumulated amortization of impaired assets	—	—
Net impairment of intangible assets	—	—

Intangible assets at end of fiscal year
Patent application costs	244,424	192,848
Trademarks		—
ANDA acquisition costs	450,000	450,000
Less: Accumulated Amortization		—
Net Intangible Assets	$694,424	$642,848

The costs incurred in patent applications totaling $51,578 and $45,292 for Fiscal 2013 and Fiscal 2012, respectively, were all related to our abuse resistant and extended release opioid product lines. The Company is continuing its efforts to achieve approval of such patents. Additional costs incurred in relation to such patent applications will be capitalized as intangible assets, with amortization of such costs to commence upon approval of the patents.

On May 22, 2012, the United States Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 8,182,836, entitled “Abuse-Resistant Oral Dosage Forms and Method of Use Thereof. A Current Report on Form 8-K was filed with the SEC on May 22, 2012, with such filing being herein incorporated by reference.

On April 23, 2013, the USPTO issued Patent No. 8,425,933 entitled “Abuse-Resistant Oral Dosage Forms and Method of Use Thereof”. A Current Report on Form 8-K was filed with the SEC on April 23, 2013, with such filing being herein incorporated by reference.

The ANDA acquisition costs of $450,000 recorded as of the beginning of Fiscal 2012 and included as a part of intangible assets as of March 31, 2013 and March 31, 2012, are related to our acquisition of the ANDA for Phentermine 37.5mg tablets.

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

As of June 2013, the US-FDA website lists 19 products approved in the name of Novel and an additional 8 products approved in the name of the Novel’s marketing arm, Gavis Pharmaceuticals (“Gavis”). Market data also list three additional products being marketed by Gavis. There are accordingly a total of 30 products currently identified as being approved/marketed by Novel and Gavis, with such total representing an increase of 4 products as compared to a comparable point in the prior year.

Furthermore, Novel has provided to the Company, copies of its prior year tax returns and management prepared forecasts showing growing revenues.

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

A review and assessment of all documents available, public announcements by Novel and communications with the management of Novel does not indicate the existence of impairment indicators. Accordingly, the Company determined that no impairment is required in the valuation of its investment in Novel as of March 31, 2013. The valuation of the Company’s investment in Novel remains at $3,329,322, an amount equal to the valuation as of March 31, 2012 with no impairment write downs.

NOTE 7 -	NJEDA BONDS

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”) via the issuance of the following:

Description	Principal Amount On Issue Date	Interest Rate	Maturity
Series A Note	$3,660,000	6.50%	September 1, 2030
Series B Note	495,000	9.0%	September 1, 2012

The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of March 31, 2013, all of the proceeds were utilized by the Company for such stated purposes.

Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a Debt Service Reserve Fund as follows:

Description	Amount
Series A Note Proceeds	$366,000
Series B Note Proceeds	49,500
Total	$415,500

The Debt Service Reserve is maintained in restricted cash accounts that are classified in Other Assets.

Bond issue costs were paid from the bond proceeds and are being amortized over the life of the bonds. These costs and amortization activity are summarized as follows:

Description	Balances As of March 31, 2012	Amortization Expense Current YTD	Balances As of Current Balance Sheet Date
Bond Issue Costs	$354,453		$354,453
Accumulated Amortization	(93,030)	(14,489)	(107,519)
Unamortized Balance	$261,423		$246,934

The NJEDA Bonds require the Company to make an annual principal payment on September 1st of varying amounts as specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal at the applicable rate for the semi-annual period just ended.

Due to the Company not having sufficient funds, the following withdrawals were made from the debt service reserve, with the funds being used to make interest payments due to the holders of the NJEDA Bonds:

Payment Date	Amount
March 1, 2009	$120,775
September 1, 2009	120,775
March 1, 2010	113,075
September 1, 2010	113,075
March 1, 2011	113,075
September 1, 2011	113,075
March 1, 2012	113,075
September 1, 2012	113,075
March 1, 2013	113,075

Due to the Company not having sufficient funds, a the following withdrawal was made from the debt service reserve, with the funds being used to make a principal payment due to the holders of the NJEDA Bonds:

Payment Date	Amount
September 1, 2009	$210,000

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

In addition, the Company did not have sufficient funds available to make the principal payments due on September 1, 2010, September 1, 2011 and September 1, 2012. These principal payments are summarized as follows:

Payment Date	Amount
September 1, 2010	$225,000	(1)
September 1, 2011	470,000	(2)
September 1, 2012	730,000	(3)

(1)	The Company request to withdraw funds from the debt service reserve to pay the amount due on September 1, 2010 was denied by the Trustee and accordingly, the principal payment due on such date was not made.
(2)	The principal payment due on September 1, 2011, included the amount due and September 1, 2010 and not paid. There were not sufficient funds available in the debt service reserve and the principal payment due on September 1, 2011 was not made.
(3)	The principal payment due on September 1, 2012, included the amount due and September 1, 2011 and not paid. There were not sufficient funds available in the debt service reserve and the principal payment due on September 1, 2012 was not made.

The Company has received Notices of Default from the Trustee of the NJEDA Bonds in relation to the withdrawals from the debt service reserve and non-payment of principal amounts due on September 1, 2010, 2011 and 2012. Resolution of the Company’s default under the NJED Bonds will have a significant effect on our ability to operate in the future.

Due to issuance of a Notice of Default being received from the Trustee of the NJEDA Bonds, and until the event of default is waived or rescinded, the Company has classified the entire principal balance due on the NJEDA Bonds, as a current liability.

Bond financing consisting of the following, as of March 31,

	2013	2012

Refinanced NJEDA Bonds	$3,385,000	$3,385,000

Current portion	(3,385,000)	(3,385,000

Long term portion, net of current maturities	$—	$—

Maturities of Bonds for the next five years are as follows:

YEAR ENDING MARCH 31,	AMOUNT
2014	$915,000
2015	195,000
2016	210,000
2017	220,000
2018	85,000
Thereafter	1,760,000
$3,385,000

NOTE 8 -	LOANS PAYABLE AND LONG TERM DEBT

Loans payable and long term debt consisted of the following:

	March 31, 2013		March 31, 2012
	Current	Long- Term	Current	Long- Term
Note payable to First Niagara Bank in 60 monthly installments of $1,180, including interest at the rate of 9.00% per annum; Final payment in September 2012 ; Secured by vehicle purchased with proceeds of loan	$—	$—	$6,923	$—

Capital lease payable to Shimadzu Financial Services; 24 payments of $594; Final payment due in March 2014	6,295	—	6,393	6,295

Balance due on Treppel Credit Line (note 2)	600,000	—	—	—

TOTAL	$606,295	$—	$13,316	$6,295

NOTE 9 -	LEASES OF RENTAL PROPERTIES

The following leases for rental properties were operative during the year ended March 31, 2013:

135 Ludlow Ave (see note 10)
Effective Date	July 1, 2010

Termination Date	December 31, 2015

Lease term	5 years with 2 tenant renewal options for 5 years each

Rent expense for the 2012 Fiscal Year	$90,338
Rent expense for the 2013 Fiscal Year	$90,338

Minimum 5 Year Lease Payments*
Fiscal year ended March 31, 2014	83,259
Fiscal year ended March 31, 2015	85,344
Fiscal year ended March 31, 2016	87,363
Fiscal year ended March 31, 2017	89,112
Fiscal year ended March 31, 2018	90,894
$435,972

* Minimum lease payments are exclusive of additional expenses related to certain expenses incurred in the operation and maintenance of the premises, including, without limitation, real estate taxes and common area charges which may be due under the terms and conditions of the lease, but which are not quantifiable at the time of filing of this annual report on Form 10-K

Rent expense related to the operating lease at 135 Ludlow was recorded using the straight line method and summarized as follows:

Summary of Rent Expense – 135 Ludlow Avenue
	Fiscal Year Ended March 31, 2013	Fiscal Year Ended March 31, 2012
Rent Expense	$90,338	$90,338

Actual lease payments	81,228	79,248

Increase in deferred rent liability	9,110	11,090

Balance of deferred rent liability	68,263	59,154

NOTE 10 -	LEASE OF 135 LUDLOW AVENUE

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

This property required significant leasehold improvements and qualification as a prerequisite to achieving suitability for such intended future use and in January 2013, the Company began shipping commercial product that was manufactured and packaged at the 135 Ludlow Avenue facility.

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

Deferred revenues in the aggregate amount of $165,556, consisting of a current component of $13,333 and a long term component of $152,223 represents the unamortized amount of a $200,000 advance payment received for a licensing agreement with a fifteen year term beginning in September 2010 and ending in August 2025. The advance payment was recorded as deferred revenue when received and is earned, on a straight line basis over the fifteen year life of the license. The current component is equal to the amount of revenue to be earned during the 12 month period immediately subsequent to the balance date and the long term component is equal to the amount of revenue to be earned thereafter.

NOTE 13 -	RELATED PARTY TRANSACTION – BORROWING AGAINST TREPPEL CREDIT LINE

Activity on the Treppel Credit Line Agreement during Fiscal 2013 and Fiscal 2012 is summarized as follows:

	Fiscal 2013	Fiscal 2012
Balance of Credit Line at beginning of Fiscal Year	$—	$—
Draws on credit line	600,000	—
Repayment of credit line	—	—
Balance of Credit Line at end of Fiscal Year	$600,000	$—

Interest expense accrued	$22,493	$—
Interest expense paid	9,342	—
Interest owed as of March 31,	$13,151	$—

For further details on the Treppel Credit Line, please refer to Note 2 of these financial statements as well as Current Reports on Form 8-K filed with the SEC on June 13, 2012 and December 10, 2012.

NOTE 14 -	PREFERRED SHARE DERIVATIVE INTEREST PAYABLE

Preferred share derivative interest payable as of March 31, 2013 consisted of $27,500 in derivative interest accrued as of March 31, 2013. The full amount of derivative interest payable as of March 31, 2013 was paid via the issuance of 358,663 shares of Common Stock, in lieu of cash, in April 2013.

Preferred share derivative interest payable as of March 31, 2012 consisted of $70,965 in derivative interest accrued as of March 31, 2012. The full amount of derivative interest payable as of March 31, 2012 was paid via the issuance of 802,789 shares of Common Stock, in lieu of cash, in April 2012.

NOTE 15 -	DERIVATIVE LIABILITIES – PREFERRED SHARES

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

The Preferred Stock Derivative Liabilities are measured at fair market value, using the market approach and a level 1 fair value hierarchy, on a recurring basis as of March 31, 2013 and March 31, 2012, in accordance with the valuation techniques discussed in ASC 820.

Preferred Stock Derivative Liabilities – Fiscal 2013
	Series B	Series C	Series E	Total
Preferred shares Outstanding as of March 31, 2013	—	1,375	1,800	3,175

Underlying common shares into which Preferred may convert	—	9,166,669	74,074,075	83,240,744

Closing price on valuation date	$0.0761	$0.0761	$0.0761	$0.0761

Preferred stock derivative liability at March 31, 2013	$—	$697,584	$5,637,037	$6,334,621

Change in preferred stock derivative liability for Fiscal 2013				$561,684

The change of $561,684 in value of the preferred stock derivative liability occurring during Fiscal 2013 is included in the amount reported in the “Other Income/(Expense)” section of the statement of operations. Increases in value are reported as other expenses and decreases in value are reported as other income. During Fiscal 2013 there was a net increase in the value of the preferred stock derivative liability, so therefore the amount shown above represents another expense item on the income statement.

Preferred Stock Derivative Liabilities – Fiscal 2012
	Series B	Series C	Series E	Total
Preferred shares Outstanding as of March 31, 2012	797	2,666	1,750	5,213

Underlying common shares into which Preferred may convert	5,310,393	17,773,333	71,428,571	94,512,297

Closing price on valuation date	$0.09	$0.09	$0.09	$0.09

Preferred stock derivative liability at March 31, 2012	$477,935	$1,599,600	$6,428,571	$8,506,106

Change in preferred stock derivative liability for Fiscal 2012				$11,227,957

The change of $11,227,957 in value of the preferred stock derivative liability occurring during the 2012 Fiscal Year is included in the amount reported in the “Other Income/(Expense)” section of the statement of operations. Increases in value are reported as other expenses and decreases in value are reported as other income.

NOTE 16 -	DERIVATIVE LIABILITIES - WARRANTS

To date, the Company has authorized the issuance of Common Stock Purchase Warrants, with terms of five to seven years, to various corporations and individuals, in connection with the sale of securities, loan agreements and consulting agreements. Exercise prices range from $0.0625 to $0.25 per warrant. The warrants expire at various times through April 25, 2018.

A summary of warrant activity for the fiscal years indicated below is as follows:

	Fiscal Year 2013		Fiscal Year 2012
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of year	161,478,979	$0.09	155,325,048	$0.15

Warrants issued	—	—	4,000,000	$0.06

Warrant Adjustments	—	—	3,379,551	—

Warrant exercises, forfeited or expired	22,134,040	$0.20	1,225,620	$3.00

Ending Balance	139,344,939	$0.08	161,478,979	$0.09

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

The Warrant Derivative Liabilities are measured at fair market value, using the market approach and a level 3 fair value hierarchy, on a recurring basis as of March 31, 2013 and March 31, 2012, in accordance with the valuation techniques discussed in ASC 820.

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model, a level 3 fair value hierarchy using the following assumptions:

	March 31 2013	March 31 2012
Risk-Free interest rate	.04% - .77%	.05% - 1.3%
Expected volatility	106% - 168%	57% - 181%
Expected life (in years)	0.5 – 5.1	0.1 – 6.1
Expected dividend yield	—	—
Number of warrants	139,344,939	161,478,979

Fair value – Warrant Derivative Liability	$7,862,848	$11,987,222

Change in warrant derivative liability for the twelve months ended	$(4,089,491)	$1,444,075

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

The changes of $(4,089,491) and $1,444,075 in value of the warrant derivative liability occurring during the years ended March 31, 2013 and 2012, respectively, are included in the amounts reported in the “Other Income/(Expense)” section of the statement of operations. Increases in value are reported as other expenses and decreases in value are reported as other income.

The following table summarizes, as of March 31, 2013, the warrant activity subject to Level 3 inputs which are measured on a recurring basis:

Fair value measurements of warrants using significant unobservable inputs

(Level 3)

	Fiscal 2013	Fiscal 2012
Balance at Beginning of Fiscal Year	$11,987,222	$10,543,145
Warrants Issued	—	815,761
Warrants Exercised	(707,216)	—
Change in fair value of warrant liability	(3,417,158)	628,316
Balance at End of Fiscal Year	7,862,848	$11,987,222

NOTE 17 -	BENEFICIAL CONVERSION FEATURES OF SERIES E PREFERRED SHARES

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

During Fiscal 2013, the Company issued a total of 437.5 shares of Series E Preferred Stock which included a conversion option at a price that was less than the market price of the Company’s Common Stock on the date of issuance of the Series E Preferred Stock.

The valuation of the beneficial conversion feature, and detachable warrants, where applicable, for Series E Preferred Share issuances during Fiscal 2013 and Fiscal 2012 is summarized as follows:

	Fiscal 2013	Fiscal 2012
Series E Shares Issued	437.5	250
Detachable Warrants Issued	—	—
Gross Proceeds Received	$437,500	$250,000

Gross Valuation of Warrants Issued	—	—
Gross Valuation of Beneficial Conversion	$437,500	$763,619

Proceeds Allocated to Warrants	—	—
Proceeds Allocated to Beneficial Conversion Feature	$437,500	$250,000
Total Allocation of Proceeds	$437,500	$250,000

NOTE 18 -	COMMON STOCK

During Fiscal Years 2013 and 2012, the Company issued a total of 42,844,221 shares and 151,104,071 shares of Common Stock, respectively, with such issuances of Common Stock being summarized as follows:

Description	Fiscal Year 2013	Fiscal Year 2012

Common Shares issued in lieu of cash payment in payment of preferred share derivative interest expenses totaling $182,684 and $636,179 for Fiscal 2013 and Fiscal 2012, respectively	1,860,943	8,410,374

Common Shares issued pursuant to the conversion of Series B, Series C, and Series E Convertible Preferred Share derivatives, with such derivative liabilities totaling $3,170,670 and $17,164,181, for Fiscal 2013 and Fiscal 2012, respectively, at the time of their conversion.	29,863,563	140,493,195

Common Shares issued in payment of Director’s fees totaling $96,047 and $145,894 for Fiscal 2013 and Fiscal 2013, respectively	1,200,588	1,505,613

Common shares issued in payment of employee salaries totaling $50,072 and $67,336 for Fiscal 2013 and Fiscal 2012, respectively.	625,900	694,889

Common shares issued pursuant to warrants exercised	9,293,227	—

Total Common Shares issued during Fiscal 2013 and 2012	42,844,221	151,104,071

Common Shares outstanding at March 31,	374,493,949	331,649,738

NOTE 19 -	PER SHARE INFORMATION

Basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income(loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income(loss) by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding. GAAP requires the presentation of both Basic EPS and Diluted EPS, if such Diluted EPS is not anti-dilutive, on the face of the Company’s Consolidated Statements of Operations. As the Company had a net loss for Fiscal Year 2012, Diluted EPS is not presented as the effect of the Company’s common stock equivalents and convertible securities is anti-dilutive.

Basic EPS is calculated as follows:

	Fiscal Year 2013	Fiscal Year 2012
Numerator
Net Income (Loss) attributable to common shareholders	$1,487,928	$(15,167,289)

Denominator
Weighted average shares of common stock outstanding	349,075,642	259,163,279

Net (Loss) per Share – Basic	$0.00	$(0.06)

Potentially dilutive securities excluded from the calculation of diluted loss per share for Fiscal 2012 ( in accordance with GAAP)
Stock Options	—	2,999,000

Convertible Preferred Stock	—	94,512,298

Warrants	—	161,478,979

Diluted EPS (for Fiscal 2013) is calculated as follows:

Fiscal Year 2013
Numerator
Net Income attributable to common shareholders	$1,487,928
Adjustments to Net Income
Reversal of Change in Value of Preferred Share Derivatives	561.684
Reversal of Change in Value of Warrant Derivatives	(4,089,491)
Reversal of Derivative Interest Expense	139,219

Net loss attributable to common shareholders on a diluted basis	$(1,900,660)

Denominator
Weighted average shares of common stock outstanding	349,075,642
Dilutive effects of convertible preferred stock, warrants and options
Convertible preferred Stock	83,240,744
Warrants	94,421,813
Stock Options	141,919
Weighted average shares outstanding – diluted	526,880,118

Diluted EPS	$(0.00)

NOTE 20 -	STOCK-BASED COMPENSATION

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

During Fiscal 2013, the Company issued 1,200,588 shares of Common Stock to its Directors in payment of Director’s fees in the aggregate amount of $130,000 and related to the calendar year ending on December 31, 2012. On the date of their issuance, the Common Shares had a value of $96,047, based upon the closing price of the Company’s Common Stock on such date. Please note that the shares issued during Fiscal 2013, include those shares owed and not yet issued at the end of Fiscal Year 2012.

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

As of March 31, 2013, the Company owes its Directors a total of 327,635 shares of Common Stock in payment of Directors Fees totaling $27,500 for the three months ended March 31, 2013. The Company anticipates that these shares of Common Stock will be issued during the fiscal year ended March 31, 2014.

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

During Fiscal Year 2013, the Company issued a total of 625,900 shares of Common Stock to its President, Chief Financial Officer and certain other employees in payment of salaries in the aggregate amount of $67,917 and related to the period calendar year ended December 31, 2012. On the date of their issuance, the Common Shares had a value of $50,072, based upon the closing price of the Company’s Common Stock on such date. Please note that the shares issued during Fiscal 2013, include those shares owed and not yet issued at the end of Fiscal 2012.

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

As of March 31, 2013, the Company owes its President, Chief Financial Officer and certain other employees a total of 288,913 shares of Common Stock in payment of salaries totaling $24,250 for the three months ended March 31, 2013, with such amount being recorded in accrued expenses. The Company anticipates that these shares of Common Stock will be issued during the fiscal year ended March 31, 2014.

Stock option based Employee Compensation

During Fiscal 2013, the Company issued, to various employees, options to purchase a total of 985,000 shares Common Stock, in aggregate (the “2013 Options”). The 2013 Options have an exercise price of $0.12 per share, vest equally over a three year period which commences one year from the date of grant and expire ten years from the date of grant. The fair value of the 2013 Options was $113,842, computed using the Black-Scholes options pricing model on the grant date. Such fair value is being amortized by the Company, on a straight line basis, over the vesting period and recorded on the Company’s Statement of Income as “Non-cash compensation through the issuance of stock options”.

During the year ended March 31, 2010 (“Fiscal 2010”) the Company issued, to various employees, options to purchase a total of 1,000,000 shares of Common Stock, in aggregate (the “2010 Options”). The 2010 Options have an exercise price of $0.10, vest over a three year period which commences one year from the date of grant and expire ten years from the date of grant. The fair value of the 2010 Options was $93,452, computed using the Black-Scholes options pricing model on the grant date. Such fair value is being amortized by the Company, on a straight line basis, over the vesting period, and recorded on the Company’s Statement of Income as “Non-cash compensation through the issuance of stock options”.

Stock option based employee compensation is summarized as follows:

	Fiscal Year 2013	Fiscal Year 2012

Non-cash compensation expense related to the 2010 Options	$17,405	$24,453

Non-cash compensation expense related to the 2013 Options	28,461	—

Total non-cash compensation through the issuance of stock options	$45,866	$24,453

NOTE 21 -	STOCK OPTION PLANS

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

Transactions under the plans for the years indicated were as follows:

	Fiscal Year 2013		Fiscal Year 2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,999,000	$1.53	3,057,000	$1.51

Options Granted	985,000	$0.12	—	—

Options Exercised	—	—	—	—

Options Expired/Forfeited	(45,000)	$1.59	(58,000)	$0.10

Outstanding at end of year	3,939,000	$0.86	2,999,000	$1.53

The following table summarizes information about stock options outstanding at March 31, 2013:

Range	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.01 – 1.00	1,890,000	8.3	$0.11	905,000	$0.09
1.01 – 2.00	99,000	4.8	$1.08	99,000	$1.08
2.01 – 3.00	1,950,000	3.2	$2.22	1,450,000	$2.21

$ 0.01 – 3.00	3,939,000	5.5	$1.18	2,454,000	$1.38

As of March 31, 2013, there were 5,535,100 options available for future grant under our Stock Option Plan.

NOTE 22 -	INCOME TAXES

The components of the credit for income taxes are as follows:

	Year Ended March 31,
	2013	2012
Federal:
Current	$—	$—
Deferred	—	—

State
Current	$(6,099)	$(2,849)
Deferred		—

Sale of New Jersey Net Operating Losses	359,817	$486,801

Net Credit for Income Taxes	$353,718	$483,952

The Major components of deferred tax assets and liabilities at March 31, 2013 and 2012 are as follows:

	March 31,
	2013	2012
Federal
Net Operating Loss Carry forward	$17,968,000	$16,826,617
Valuation Allowance	(17,968,000)	(16,826,617)
	$—	$—

State
Net Operating Loss Carryforwards	$2,420,000	$897,589
Valuation Allowance	(2,420,000)	897,589
	$—	$—

At March 31, 2013 and 2012, a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty about the Company’s ability to generate the future taxable income necessary to use the net operating loss carryforwards.

NOTE 23 -	REMOVAL OF LODRANE PRODUCTS FROM THE US MARKET

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

NOTE 24 -	MAJOR CUSTOMERS

Six customers accounted for substantially all of the Company’s revenues for Fiscal 2013. Included in these six customers are three customers that accounted for approximately 90 percent of revenues for Fiscal 2012, and three additional customers that had little or no related revenues for Fiscal 2012.

NOTE 25 -	TRANSACTIONS WITH RELATED PARTIES

Transactions with Epic Pharma LLC and Epic Investments LLC

On March 18, 2009, the Company entered into the Epic Strategic Alliance Agreement with Epic Pharma, LLC and Epic Investments, LLC, a subsidiary controlled by Epic Pharma LLC, as disclosed in this Annual Report Form 10-K under Item 7 of Part II of this Annual Report on Form 10-K, under the heading “Epic Strategic Alliance Agreement,” Item 9B and Item 10, under the heading “Directors and Executive Officers,” and in our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009 and June 5, 2009, which disclosures are incorporated herein by reference. Ashok G. Nigalaye, Jeenarine Narine and Ram Potti, each were elected as members of our Board of Directors, effective June 24, 2009, as the three directors that Epic is entitled to designate for appointment to the Board pursuant to the terms of the Epic Strategic Alliance Agreement. Mr. Potti resigned from his position as Director of the Company on December 31, 2012. Messrs. Nigalaye, Narine and Potti are also officers of Epic Pharma, LLC, in the following capacities:

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

With regards to synergies related to raw materials usage, the strategic alliance allowed the Company to purchase such raw materials from Epic, at the Epic acquisition cost, without markup. In all cases, the acquisition cost of Epic was lower than those costs available to the Company, mainly as a result of efficiencies of scale generated by significantly larger volumes purchased by Epic during the course of their normal operations. During Fiscal 2013 and Fiscal 2012, an aggregate amount of $71,480 and $15,552, respectively, in such materials was purchased from Epic Pharma LLC. All purchases were at Epic Pharma’s acquisition cost, without markup and evidenced by supporting documents of Epic Pharma LLC’s acquisition cost.

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

During Fiscal 2013, an aggregate amount of $31,354 was paid to Epic as reimbursement for costs associated with facility maintenance, engineering and regulatory resources utilized by the Company. During Fiscal 2012, an aggregate amount of $133,003 was paid to Epic as reimbursement for costs associated with facility maintenance, engineering and regulatory resources utilized by the Company.

During Fiscal 2013, the Company incurred a total of $362,347 in contract manufacturing and/or packaging costs to Epic Pharma for the Company’s Phentermine, Hydromorphone, Methadone and Immediate Release Lodrane products. During Fiscal 2012, the Company incurred a total of $275,678 in these costs.

During the fiscal years ended March 31, 2013 and 2012, equipment purchases from Epic totaled $-0- and $52,000, respectively.

Total purchases from Epic by the Company during the fiscal years ended March 31, 2013 and 2012 were $465,181 and $476,323, respectively.

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

Conversions of Preferred Derivatives during Fiscal 2013 and Fiscal 2012, are summarized as follows:

	Fiscal 2013	Fiscal 2012
Series B Derivatives
Number of Derivative Shares Converted	797	99
Number of Common Shares issued pursuant to conversion	5,310,387	660,001
Value of Preferred Derivative shares at time of conversion (represents decrease in derivative liability resulting from conversions)	690,350	$72,600
Change in value of preferred share derivative liability recorded at time of conversion	212,415	$(39,600)
Par value of Common Shares issued	5,310	$660
Additional paid in capital recorded as a result of the conversions	685,040	$71,940

Series C Preferred Derivatives
Number of Derivative Shares Converted	1,291	2,752
Number of Common Shares issued pursuant to conversion	8,606,667	18,346,673
Value of Preferred Derivative shares at time of conversion (represents decrease in derivative liability resulting from conversions)	1,204,600	$1,712,667
Change in value of preferred share derivative liability recorded at time of conversion	414,280	$(518,387)
Par value of Common Shares issued	8,607	$18,347
Additional paid in capital recorded as a result of the conversions	1,195,993	$1,694,321

Series D Preferred Derivatives
Number of Derivative Shares Converted	—	4,063
Number of Common Shares issued pursuant to conversion	—	58,042,862
Value of Preferred Derivative shares at time of conversion (represents decrease in derivative liability resulting from conversions)	—	$9,473,715
Change in value of preferred share derivative liability recorded at time of conversion	—	$4,946,372
Par value of Common Shares issued	—	$58,043
Additional paid in capital recorded as a result of the conversions	—	$9,415,672

Series E Preferred Derivatives
Number of Derivative Shares Converted	388	1,563
Number of Common Shares issued pursuant to conversion	15,946,502	63,443,670
Value of Preferred Derivative shares at time of conversion (represents decrease in derivative liability resulting from conversions)	1,275,720	$5,905,197
Change in value of preferred share derivative liability recorded at time of conversion	—	$1,166,521
Par value of Common Shares issued	15,947	$63,444
Additional paid in capital recorded as a result of the conversions	1,259,774	$5,841,754

Total Preferred Derivatives
Number of Derivative Shares Converted	2,475	8,477
Number of Common Shares issued pursuant to conversion	29,863,556	140,493,206
Value of Preferred Derivative shares at time of conversion (represents decrease in derivative liability resulting from conversions)	3,170,671	$17,164,180
Change in value of preferred share derivative liability recorded at time of conversion	626,696	$5,554,906
Par value of Common Shares issued	29,864	$140,493
Additional paid in capital recorded as a result of the conversions	3,140,807	$17,023,687

Note 28	CONTINGENCIES

On March 1, 2013, the Company did not renew its Directors and Officers insurance policy. As of the date of filing this Annual Report on Form 10-K, management has not been notified any claims against the Company

NOTE 29 -	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through June 21, 2013, the date the accompanying financial statements were issued. The following are material subsequent events:

Common shares issued in lieu of cash in payment of derivative interest expense due as of March 31, 2013

Derivative interest expense related to the Preferred Share derivatives due and payable as of March 31, 2013 were paid during April 2013 through the issuance of 358,663 shares of common stock.

Purchase Agreement with Lincoln Park Capital

On April 19, 2013 (subsequent to the end of Fiscal 2013), the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”), together with a registration rights agreement (the “Lincoln Park Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”).

Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right to sell to, and Lincoln Park is obligated to purchase up to $10 million in shares of the Company’s common stock (“Common Stock”), subject to certain limitations, from time to time, over the 36-month period commencing on May 9, 2013, the date that the registration statement which the Company agreed to file with the SEC pursuant to the Lincoln Park Registration Rights Agreement was declared effective by the SEC. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase stock in amounts up to $80,000 on any single business day so long as at least two business days have passed since the most recent purchase, increasing to up to $500,000 per purchase, depending upon the closing sale price of the Common Stock. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the floor price of $0.07 per share, subject to adjustment. The Company’s sales of shares of Common Stock to Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the Common Stock.

In connection with the Purchase Agreement, the Company issued to Lincoln Park 2,929,115 shares of Common Stock and is required to issue up to 2,929,115 additional shares of Common Stock pro rata as the Company requires Lincoln Park to purchase the Company’s shares under the Lincoln Park Purchase Agreement over the term of the agreement. Lincoln Park represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Lincoln Park Purchase Agreement and the Lincoln Park Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the Lincoln Park Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to Lincoln Park under the Lincoln Park Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, without limitation, market conditions, the trading price of the Common Stock and determinations by the Company as to appropriate sources of funding for the Company and its operations. There are no trading volume requirements or restrictions under the Lincoln Park Purchase Agreement. Lincoln Park has no right to require any sales by the Company, but is obligated to make purchases from the Company as it directs in accordance with the Lincoln Park Purchase Agreement. Lincoln Park has convenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. The Company expects that any proceeds received by the Company from such sales to Lincoln Park under the Lincoln Park Purchase Agreement will be used for general corporate purposes and working capital requirements.

The foregoing descriptions of the Lincoln Park Purchase Agreement and the Lincoln Park Registration Rights Agreement are qualified in their entirety by reference to the full text of the Lincoln Park Purchase Agreement and the Lincoln Park Registration Rights Agreement, copies of which are attached as Exhibit 10.1 and Exhibit 10.2, respectively, to the Current Report on Form 8-K filed with the SEC on April 22, 2013, with such filing and each exhibit being incorporated herein in its entirety by reference. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with execution of the agreements.

A Securities Registration on Form S-1 was filed with the SEC on April 25, 2013 and declared effective by the SEC on May 9, 2013 (the “Lincoln Park Registration Statement”), with such filing being herein incorporated by reference. The requisite Prospectus was filed with the SEC on May 10, 2013, with such filing being herein incorporated by reference.

Issuance of Series G Preferred Stock and Conversion of Series C Preferred Stock

On April 18, 2013, the Company filed a Certificate of Designations with the Nevada Secretary of State designating a new series of convertible preferred stock – Series G Preferred Stock (the “G Preferred Stock”) and setting forth various rights, preferences, restrictions and other matters related to the G Preferred Stock. 1,375 shares were designated as G Preferred Stock, the same number of the then outstanding shares of the Company’s Series C Preferred Stock. On April 19, 2013, the holders of substantially all of the Company’s Series C Preferred Stock exchanged all of their shares of Series C Preferred Stock for an identical number of shares of G Preferred Stock. The various rights, preferences, restrictions and other terms of the G Preferred Stock are substantially the same as those of the Series C Preferred Stock, except that the conversion price of the G Preferred was changed. The foregoing description of the Certificate of Designations is qualified in its entirety by reference to the full text of the Certificate of Designations attached as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 22, 2013, with such filing and exhibit being herein incorporated by reference.

Conversion of Series G to Common

During the period beginning on April 1, 2013 and up to June 21, 2013, an aggregate of 266 shares of G Preferred Stock were converted into Common Stock, with an aggregate of 3,800,000 shares of Common Stock being issued accordingly.

Shares issued to Lincoln Park

During the period beginning on April 1, 2013 and up to June 21, 2013, an aggregate of 4,785,084 shares of Common Stock were issued to Lincoln Park in accordance with sales of Common Stock made pursuant to the Lincoln Park Purchase Agreement together with the Lincoln Park Registration Rights Agreement.

Initial Shipment of Phentermine Capsules

On April 11, 2013, the Company made the initial shipment of Phentermine HCl capsules 15mg and 30mg, under the license, manufacturing and supply agreement with its sales and marketing partner, triggering a milestone payment. Elite’s sales and marketing partner will distribute the product as part of a multi-product distribution agreement.

A Current Report on Form 8-K was filed with the SEC on April 11, 2013, with such filing being herein incorporated by reference.

Issuance of U.S. Patent for Abuse Resistant Drug Formulation

On April 23, 2013, the Company announced the issuance of U.S. Patent No. 8,425,933, entitled “Abuse-Resistant Oral Dosage Forms and Method of Use Thereof” by the United States Patent and Trademark Office. This is the second issued U.S. patent covering Elite’s abuse resistant technology for opioid products. Elite has additional patents pending in the U.S., Canada and Europe.

A Current Report on Form 8-K was filed with the SEC on April 23, 2013, with such filing being herein incorporated by reference.

Change in Executive Leadership

Effective May 24, 2013, Mr. Chris Dick stepped down as the Company’s President and Chief Operating Officer and as a member of the Board of Directors. Mr. Dick will remain as a consultant with Elite to ensure a smooth transition while the Board of Directors conducts a search for a permanent replacement.

A Current Report on Form 8-K was filed with the SEC on May 21, 2013, with such filing being herein incorporated by reference.

Filing of Citizen Petition with the FDA

On June 10, 2013, the Company submitted a Citizen Petition to the U.S. Food and Drug Administration (the “FDA”) requesting that the FDA make a determination that (a) it is suitable to use the currently approved and marketed ANDA product (ANDA 078648, generic to Drixoral brand) as the Reference Listed Drug (“RLD”) since the current RLD Drixoral brand is no longer available in the marketplace, and (b) that this currently approved and marketed ANDA product is suitable to use as a RLD for an equivalent active ingredient comprised of a different salt.

The filing of the Citizen Petition represents another step forward in the Company’s continuing efforts to reintroduce its extended release brompheniramine maleate and pseudoephedrine hydrochloride to the marketplace.

Citizen petitions are filed to ask that the FDA take, or refrain from taking, a particular action. Any person may file a citizen petition, and any person may comment on a petition that has been filed. Petitions are governed by and must comply with FDA regulations, specifically 21 C.F.R §10.30, as well as the Federal Food, Drug and Cosmetic Act, specifically §355(q), when applicable.

The Company cannot predict when or if the FDA will respond to, or otherwise take any action with respect to, the Citizen Petition.

