Form 10-Q
period 2013-06-30
ELITE PHARMACEUTICALS INC /NV/
filed 2013-08-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

__________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 9, 2013, the issuer had outstanding 403,454,380 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	March 31, 2013 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$231,102	$369,023
Accounts receivable (net of allowance for doubtful accounts of -0-)	499,083	665,154
Inventories (net of reserve of -0- and $93,338, respectively)	938,624	1,358,146
Prepaid expenses and other current assets	116,218	151,051

Total Current Assets	1,785,027	2,543,374

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,174,531 and $5,068,522, respectively	3,958,495	4,028,943

INTANGIBLE ASSETS – net of accumulated amortization of $-0-	712,922	694,426

OTHER ASSETS
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposits	14,314	14,314
Restricted cash – debt service for EDA bonds	348,650	267,820
EDA bond offering costs, net of accumulated amortization of $111,064 and $107,519, respectively	243,389	246,934

Total Other Assets	3,935,675	3,858,390

TOTAL ASSETS	$10,392,119	$11,125,133

The accompanying notes are an integral part of the condensed consolidated financial statements.

F - 1

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	March 31, 2013 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
EDA bonds payable	$3,385,000	$3,385,000
Short term loans and current portion of long-term debt	604,621	606,296
Accounts payable and accrued expenses	1,283,739	1,325,126
Deferred revenues – current	13,333	13,333
Preferred share derivative interest payable	23,584	27,500

Total Current Liabilities	5,310,277	5,357,255

LONG TERM LIABILITIES
Deferred revenues	148,890	152,223
Other long term liabilities	93,822	91,571
Derivative liability – preferred shares	6,273,022	6,334,621
Derivative liability – warrants	4,966,391	7,862,848

Total Long Term Liabilities	11,482,125	14,441,263

TOTAL LIABILITIES	16,792,402	19,798,518

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 690,000,000 shares. Issued 395,785,872 shares and 374,493,959 shares, respectively. Outstanding 395,685,872 shares and 374,393,959 shares, respectively	395,787	374,495

Additional paid-in-capital	121,020,480	119,690,336

Accumulated deficit	(127,509,709)	(128,431,375)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(6,400,283)	(8,673,385)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,392,119	$11,125,133

The accompanying notes are an integral part of the condensed consolidated financial statements.

F - 2

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED June 30,
	2013	2012
REVENUES
Manufacturing Fees	$543,434	$379,697
Royalties & Profit Splits	173,255	128,495
Lab Fee Revenues	5,000	70,364

Total Revenues	721,689	578,556

COSTS OF REVENUES	579,012	454,364

Gross Profit	142,677	124,192

OPERATING EXPENSES
Research and Development	569,492	196,882
General and Administrative	376,456	364,961
Non-cash compensation through issuance of stock options	9,487	6,113
Depreciation and Amortization	162,833	41,998

Total Operating Expenses	1,118,268	609,954

(LOSS) FROM OPERATIONS	(975,592)	(485,762)

OTHER INCOME / (EXPENSES)
Interest expense, net	(74,778)	(58,539)
Change in fair value of warrant derivatives	2,896,457	(5,088,733)
Change in fair value of preferred share derivatives	(900,838)	(4,643,484)
Interest expense attributable to preferred share derivatives	(23,584)	(55,077)
Discount in Series E issuance attributable to beneficial conversion features	—	(187,500)

Total Other Income / (Expense)	1,897,258	(10,033,332)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	921,666	(10,519,095)

PROVISION FOR INCOME TAXES	—	3,000

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$921,666	$(10,522,095)

NET (LOSS) PER SHARE
Basic	$0.00	$(0.03)
Diluted	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	387,969,981	337,272,222
Diluted	580,388,867	337,272,222

The accompanying notes are an integral part of the condensed consolidated financial statements.

F - 3

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2013	374,493,959	$374,495	$119,690,336	100,000	$(306,841)	$(128,431,375)	$(8,673,385)

Net Income						921,666	921,666

Common shares sold pursuant to the Lincoln Park Capital purchase agreement	5,873,618	5,874	394,126				400,000

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	341,562	342	27,158				27,500

Conversion of Series C, Series E and Series G Preferred Shares into Common Shares	12,030,453	12,030	950,406				962,436

Non-cash compensation through the issuance of stock options			9,487				9,487

Costs associated with raising capital			(47,987)				(47,987)

Common shares issued as commitment shares pursuant to the Lincoln Park Capital purchase agreement	3,046,280	3,046	(3,046)				—

Balance at June 30, 2013	395,785,872	$395,787	$121,020,480	100,000	$(306,841)	$(127,509,709)	$(6,400,283)

The accompanying notes are an integral part of the condensed consolidated financial statements.

F - 4

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED JUNE 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income / (Loss)	$921,666	$(10,522,095)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	109,553	118,442
Change in fair value of warrant derivative liability	(2,896,457)	5,088,733
Change in fair value of preferred share derivative liability	900,838	4,643,484
Discount in Series E issuance attributable to embedded beneficial conversion feature	—	187,500
Preferred share derivative interest satisfied by the issuance of common stock	27,500	82,489
Non-cash compensation satisfied by the issuance of common stock and options	9,487	6,113
Non-cash rent expense	1,899	2,403
Non-cash lease accretion	351	331

Changes in Assets and Liabilities
Accounts receivable	166,071	(101,056)
Inventories	419,522	(58,083)
Prepaid and other current assets	34,833	43,893
Accounts payable, accrued expenses and other current liabilities	(43,061)	241,210
Deferred revenues and Customer deposits	(3,333)	(3,336)
Derivative interest payable	(3,916)	(27,411)

NET CASH USED IN OPERATING ACTIVITIES	(355,047)	(297,383)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(35,561)	(8,067)
Cost of leasehold improvements	—	(7,206)
Costs incurred for intellectual property assets	(18,496)	(15,947)
Deposits to restricted cash, net	(80,830)	(40,718)
NET CASH USED IN INVESTING ACTIVITIES	(134,887)	(71,939)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series E Convertible Preferred Stock	—	187,500
Proceeds from sale of common shares to Lincoln Park Capital	400,000
Other loan payments	—	(1,674)
Costs associated with raising capital	(47,987)	(9,856)
NET CASH PROVIDED BY FINANCING ACTIVITIES	352,013	175,970

NET CHANGE IN CASH AND CASH EQUIVALENTS	(137,921)	(193,352)

CASH AND CASH EQUIVALENTS – beginning of period	369,023	668,407
CASH AND CASH EQUIVALENTS – end of period	$231,102	$475,055

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$13,962	$1,669
Cash paid for taxes	—	3,000
Non-Cash Financing Transactions
Commitment shares issued to Lincoln Park Capital	219,296
Conversion of Preferred Shares to Common Shares	962,436

The accompanying notes are an integral part of the condensed consolidated financial statements.

F - 5

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 1 -	DEFINITIONS

“Cash Reserves” are equal to the amount listed in Note 2

“Current Balance Sheet Date” means June 30, 2013

“Current Bond Liability” is equal to the amount listed in Note 2

“Current Fiscal Year” means the twelve months ended March 31, 2014

“Current Quarter” means the three months ended June 30, 2013

“Current YTD” means the three months ended June 30, 2013

“Derivative Interest Liability Common Shares” means the following Common Shares issued in lieu of cash in payment of Derivative Interest due and owing as of the Current Balance Sheet Date:

Common Shares Issued
371,457

“FDA” means the U.S. Food and Drug Administration

“Outstanding Bond Principal Payments” means principal payments which were due and owing on the NJEDA Bonds on or before the Current Balance Sheet Date and not made, consisting of the following:

Payment Date	Amount
September 1, 2010	225,000
September 1, 2011	470,000
September 1, 2012	730,000

“Prior Year Balance Sheet Date” means June 30, 2012

“Prior Fiscal Year” means the twelve months ended March 31, 2013

“Prior Year Quarter” means the three months ended June 30, 2012

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

“Treppel Credit Line Balance” equals $600,000

“Treppel Credit Line Interest Due” equals $15,123

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013 and filed with the SEC on June 21, 2012. There have been no changes in significant accounting policies since March 31, 2013.

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

The accompanying unaudited condensed consolidated financial statements were prepared on the assumption that the Company will continue as a going concern. As of the Current Balance Sheet Date, the Company had the following:

Cash reserves (“Cash Reserves”)	$ 0.2 million
Working capital deficit (“Working Capital Deficit”)	$ 3.5 million
Losses from operations for the Current Quarter	$ 1.0 million
Other income for the Current Quarter	$ 2.1 million
Net income for the Current Quarter	$ 0.9 million
NJEDA Bonds Payable (“Current Bond Liability”)	$ 3.4 million

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

F - 7

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

Please also note that the Working Capital Deficit includes the Current Bond Liability. This amount was first classified as a current liability as of March 31, 2010, due to the Notice of Default received from the Trustee in relation to the NJEDA Bonds. Please refer to the balance sheet and note 6 to our financial statements for details on the Current Bond Liability.

As of the Current Balance Sheet Date, we had Cash Reserves.

On June 12, 2012, Elite entered into a bridge loan agreement, as amended on December 5, 2012, and August 2, 2013, (the “Treppel Credit Line Agreement”) with Jerry Treppel, the Company’s Chairman and CEO. Under the terms of the Treppel Credit Line Agreement, Elite has the right, in its sole discretion to a line of credit (the “Treppel Credit Line”) in the maximum principal amount of up to the Treppel Credit Line Limit, at any one time. Mr. Treppel provided the Treppel Credit Line for the purpose of supporting the acceleration of Elite’s product development activities. The outstanding amount is evidenced by a promissory note which shall mature on July 31, 2014, at which time the entire unpaid principal balance, plus accrued interest thereon shall be due and payable in full. Elite may prepay any amounts owed without penalty. Any such prepayments shall first be due and owing and then to principal. Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Treppel Credit Line Agreement, the Company may borrow, repay and reborrow under the Treppel Credit Line through maturity. Amounts borrowed under the Treppel Credit Line bear interest at the rate of ten percent (10%) per annum. For more detailed information, please refer to the Current Reports on Form 8-K filed with the SEC on June 13, 2012 December 10, 2012 and August 6, 2013, with such filings being herein incorporated by reference.

F - 8

As of the Current Balance Sheet, the principal balance of the Treppel Credit Line was equal to the Treppel Credit Line Balance and the interest due was equal to the Treppel Credit Line Interest Due.

On April 19, 2013, the Company entered into a purchase agreement (the “LPC Purchase Agreement”), together with a registration rights agreement (the “LPC Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“LPC”).

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

A Current Report on Form 8-K was filed with the SEC on April 22, 2013 with regards to the LPC Purchase Agreement and LPC Registration Rights Agreement with such filing being herein incorporated by reference. A Securities Registration Statement on Form S-1 was filed with the SEC on April 25, 2013 and declared effective by the SEC on May 9, 2013. A post-effective amendment to the Registration Statement was filed with the SEC and declared effective on June 26, 2013.

Despite having entered into the Treppel Credit Line Agreement, and entered into the LPC Purchase Agreement we still may be required to seek additional capital in the future and there can be no assurances that Elite will be able to obtain such additional capital on favorable terms, if at all.

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued (please see note 14).

Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operates in one segment for the three months ended June 30, 2013.

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

F - 9

NOTE 4 -	INVENTORIES

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost (first-in, first-out basis) or market (net realizable value), and summarized as follows:

	June 30, 2013	March 31, 2013
Raw Materials	696,668	774,758
Work-in-Process	241,956	676,726
Finished Goods	—	—
Less: Inventory Reserve	—	(93,338)
Total Inventory	938,624	1,358,146

NOTE 5 -	INTANGIBLE ASSETS

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

As of the Current Balance Sheet Date, the following costs were recorded as intangible assets on the Company’s balance sheet:

	Patent Application Costs	ANDA Acquisitions	Total Intangible Assets
Intangible Assets as of March 31, 2013	244,424	450,000	694,424

Costs Capitalized During Current Fiscal Year
Three months ended June 30, 2013	18,496	—	18,496

Total Costs Capitalized-three months ended June 30, 2013	18,496	—	18,496

Amortization of Intangible Assets During Current Fiscal Year
Three months ended June 30, 2013	—	—	—

Total Amortization – three month ended June 30, 2013	—	—	—

Intangible Assets as of June 30, 2013	262,922	450,000	712,922

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

F - 10

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

Bond issue costs were paid from the bond proceeds and are being amortized over the life of the bonds. These costs and amortization activity are summarized as follows:

Description	Balances As of March 31, 2013	Amortization Expense Current YTD	Balances As of Current Balance Sheet Date
Bond Issue Costs	354,453		354,453
Accumulated Amortization	(107,519)	(3,545)	(111,064)
Unamortized Balance	246,934		243,389

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

Due to the Company not having sufficient funds, the following withdrawal was made from the debt service reserve, with the funds being used to make a principal payment due to the holders of the NJEDA Bonds:

F - 11

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

F - 12

NOTE 7 -	DERIVATIVE LIABILITIES

Accounting Standard Codification “ASC” 815 – Derivatives and Hedging, which provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. As the conversion features within, and the detachable warrants issued with the Company’s Series B, Series C, Series E and Series G Preferred Stock, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, we have concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities.

Preferred Stock Derivative Liabilities

Preferred Stock Derivative Liability as of Current Balance Sheet Date
	Series C	Series E	Series G	Total
Preferred shares Outstanding	24	1,800	1,085	2,909

Underlying common shares into which Preferred may convert	160,000	73,954,598	15,500,002	89,614,600

Closing price on valuation date	$0.07	$0.07	$0.07	$0.07

Preferred stock derivative liability at Current Balance Sheet Date	$11,200	$5,176,822	$1,085,000	$6,273,022

Preferred stock derivative liability at March 31, 2013	$697,584	$5,637,037	—	$6,334,621

CHANGE IN VALUE OF PREFERRED STOCK DERIVATIVE LIABILITY
	Three months ended June 30,
	2013	2012
Change in Preferred Stock Derivative Liability	$(900,838)	$(4,643,484)

Warrant Derivative Liabilities

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

FAIR VALUE OF WARRANT DERIVATIVE LIABILITY
	March 31 2013	June 30 2013
Risk-Free interest rate	0.04% - 0.77%	0.02% - 1.41%
Expected volatility	106% - 168%	35% - 97%
Expected life (in years)	0.5 – 5.1	0.2 – 4.8
Expected dividend yield	—	—
Number of warrants	139,344,939	139,344,939

Fair Value of Warrant Derivative Liability	$7,862,848	$4,966,391

F - 13

CHANGE IN VALUE OF WARRANT DERIVATIVE LIABILITY

	Three months ended June 30
	2013	2012
Change in Warrant Derivative Liability	$2,896,457	$(5,088,733)

The risk free interest rate was based on rates established by the U.S. Treasury Department. The expected volatility was based on the historical volatility of the Company’s share price for periods equal to the expected life of the outstanding warrants at each valuation date. The expected dividend rate was based on the fact that the Company has not historically paid dividends on common stock and does not expect to pay dividends on common stock in the future.

NOTE 8 -	PREFERRED SHARE DERIVATIVE INTEREST PAYABLE

Preferred share derivative interest payable as of the Current Balance Sheet Date consisted of the amount reported on the liability section of the balance sheet and titled “Preferred Share Derivative Interest Payable”. This amount was paid via the issuance of the Derivative Interest Liability Common Shares in July 2013.

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

Minimum 5 year payments* for the leasing of 15,000 square feet at 135 Ludlow are as follows:

Fiscal year ended March 31, 2014	83,259
Fiscal year ended March 31, 2015	85,344
Fiscal year ended March 31, 2016	87,363
Fiscal year ended March 31, 2017	89,112
Fiscal year ended March 31, 2018	90,894
Total Minimum 5 year lease payments	$435,972

* Minimum lease payments are exclusive of additional expenses related to certain expenses incurred in the operation and maintenance of the premises, including, without limitation, real estate taxes and common area charges which may be due under the terms and conditions of the lease, but which are not quantifiable at the time of filing of this quarterly report on Form 10-Q.

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

RENT EXPENSE

	Three months ended June 30,
	2013	2012
Rent Expense	$22,584	$22,584

Change in deferred rent liability	$1,899	$2,403

F - 14

DEFERRED RENT LIABILITY (LONG-TERM LIABILITY)

	March 31 2013	June 30 2013
Balance of Deferred Rent Liability	$68,260	$70,160

NOTE 10 -	DEFERRED REVENUES

Deferred revenues are summarized as follows:

Advance payment received	$200,000
Total revenue recognized as of March 31, 2013	(34,444)
Revenue recognized three months ended June 30, 2013	(3,333)
Total Deferred Revenues as of Current Balance Sheet Date	162,223

Current Portion of Deferred Revenues as of Current Balance Sheet Date	13,333
Non-Current Portion of Deferred Revenues as of Current Balance Sheet Date	148,890

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

NOTE 11 -	STOCKHOLDERS’ EQUITY

Common Stock

During the Current YTD, the Company issued shares of Common Stock, as follows:

Description	Shares Of Common Stock
Common Shares issued in lieu of cash in payment of Preferred Share Derivative Interest	341,562

Common Shares issued pursuant to the conversion of Series C, Series E and Series G Preferred Share derivatives	12,030,453

Common shares sold pursuant to the LPC Purchase Agreement	5,873,618

Common shares issued as commitment shares pursuant to the LPC Purchase Agreement	3,046,280

Total Common Shares issued during the Current YTD	21,291,913

F - 15

Options

Options issued and outstanding as of the Current Balance Sheet Date are summarized as follows:

	Number of Options	Range of Exercise Prices
Vested Options	2,752,332	$0.06 to $2.80
Non-Vested Options	1,156,668	$0.12 to $2.25

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

The calculation of Basic EPS and Diluted EPS is summarized as follows:

	For the Three Months Ended June 30,
	2013	2012
Numerator
Net Income (loss) attributable to common shareholders - Basic	$921,666	$(10,522,095)

Net Income attributable to common shareholders - Diluted	(1,223,977)	n/a

Denominator
Weighted-average shares of common stock outstanding	387,969,981	337,272,222

Dilutive effect of stock options, warrants and convertible securities	192,418,886	n/a

Net (loss) income per share
Basic	$0.00	$(0.03)
Diluted	$(0.00)	$(0.03)

NOTE 13 -	RELATED PARTY TRANSACTION - BORROWING AGAINST TREPPEL CREDIT LINE

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

Common shares issued in lieu of cash in payment of derivative interest expense

The Derivative Interest Liability Common Shares were issued during July 2013 in payment of those amounts listed as a current liability as of June 30, 2013 under the line item “Preferred Share Derivative Interest Payable”.

Appointment of New Chief Executive Officer

On August 1, 2013, the Company hired Nasrat Hakim as its President and Chief Executive Officer, effective August 2, 2013, pursuant to an executive employment agreement (the “Hakim Employment Agreement”). Mr. Hakim, age 52, has more than 30 years of pharmaceutical and medical industry experience in Quality Assurance, Analytical Research and Development, Technical Services and Regulatory Compliance. He brings with him proven management experience, in-depth knowledge of manufacturing systems, development knowledge in immediate and extended release formulations and extensive regulatory experience of GMP and FDA regulations. From 2004 through June 2013, Mr. Hakim was employed by Actavis, Watson and Alpharma in various senior management positions. Most recently, Mr. Hakim served as International Vice President of Quality Assurance at Actavis, overseeing 25 sites with more than 3,000 employees under his leadership. Mr. Hakim also served as Corporate Vice President of Technical Services, Quality and Regulatory Compliance for Actavis U.S., Global Vice President, Quality and Regulatory Compliance for Alpharma, as well as Executive Director of Quality Unit at TheraTech, overseeing manufacturing and research and development. In 2009, Mr. Hakim founded Mikah Pharma LLC, a virtual, fully functional pharmaceutical company.

In conjunction with the retention of Mr. Hakim, Mr. Jerry Treppel resigned as the Company’s CEO. Mr. Treppel remains Chairman of the Board of Directors.

Mr. Hakim’s career started in Medical Laboratory Technology from the Academy of Health and Science in the U.S. Army based in San Antonio, TX, followed by Graduate Certification in Regulatory Affairs (RAC) from California State University at Sacramento, Sacramento, CA; Bachelor in Chemistry/Bio-Chemistry and Masters of Science in Chemistry from California State University at Sacramento, Sacramento, CA; and a Masters in Law with Graduate Certification in U.S. Taxation from St. Thomas University, School of Law, Miami, FL.

Pursuant to the Hakim Employment Agreement, Mr. Hakim will receive an annual salary of $350,000 per year (the “Hakim Salary”). The Hakim Salary will be paid in shares of the Common Stock pursuant to the Company’s current procedures for paying Company executives in Common Stock. He also will be entitled to an annual bonus equal to up to 100% of his annual salary (also payable in Common Stock) based upon his ability to meet certain Company milestones to be determined by the Company’s Board of Directors (the “Board”). The Board may also award discretionary bonuses in its sole discretion. Mr. Hakim is entitle to employee benefits (e.g. health insurance, vacation, employee benefit plans and programs) consistent with other Company employees of his seniority and a car allowance. The Hakim Employment Agreement contains confidentiality, non-competition and other standard restrictive covenants.

Mr. Hakim’s employment is terminable by the Company for cause (as defined in the Hakim Employment Agreement). The Hakim Employment Agreement also may be terminated by the Company upon at least 30 days written notice due to disability (as defined in the Hakim Employment Agreement) or without cause. Mr. Hakim can terminate the Hakim Employment Agreement by resigning, provided he give notice of at least 60 days prior to the effective resignation date. If Mr. Hakim is terminated for cause or he resigns, he only is entitled to accrued and unpaid salary, accrued vacation time and any reasonable and necessary business expenses, all through the date of termination and payable in Common Stock (“Basic Termination Benefits”). If Mr. Hakim is terminated because of disability or death, in addition to Basic Termination Benefits, he is entitled to his pro rata annual bonus through the date of termination (payable in Common Stock). If the Company terminates Mr. Hakim without cause, in addition to Basic Termination Benefits, Mr. Hakim is entitled to his pro rata annual bonus through the date of termination and an amount equal to two years’ annual salary (all payable in Common Stock).

F - 17

Upon a Change of Control (as defined in the Hakim Employment Agreement), Mr. Hakim is entitled to a payment in an amount equal to two years base annual salary in effect upon the Date of Termination, less applicable deductions and withholdings, payable in Common Stock computed in the same manner as set forth as the Hakim Salary.

The foregoing description of the Hakim Employment Agreement is qualified in its entirety by reference to the full text of the Hakim Employment Agreement, a copy of which is attached as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on August 5, 2013, with such filing being herein incorporated by reference.

Completion of Acquisition of Assets

On August 1, 2013, Elite Laboratories Inc. (“Elite Labs”), a wholly owned subsidiary of the Company, executed an asset purchase agreement (the “Mikah Purchase Agreement” with Mikah Pharma LLC (“Mikah”) and acquired from Mikah a total of 13 Abbreviated New Drug Applications (“ANDAs”) consisting of 12 ANDAs approved by the U.S. Food and Drug Administration (the “FDA”) and one ANDA under active review with the FDA, and all amendments thereto (the “Acquisition”) for aggregate consideration of $10,000,000, payable pursuant to a secured convertible note due in August 2016 (the “Note”).

Elite previously purchased two ANDA products and has a development agreement with Mikah (please see the relevant disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and filed with the SEC on June 21, 2013).

The products referenced in the approved ANDAs require site transfer approval with the FDA. Elite will submit filings to the FDA for each of the products for the manufacturing site transfer. The Company believes that the site transfers qualify for a CBE 30 review with one exception, which would allow for the product manufacturing transfer on an expedited basis. However, the Company can give no assurances that the site transfers will qualify for a CBE 30 review, or on the timing of these transfers and the timing is dependent on the FDA reviews. The approved ANDAs include pain, antipsychotic, hypertension, antihistamine, bariatric and muscle relaxant products. Of the thirteen products, two products are in markets where there is only one other generic competitor.

The Note is interest free and due and payable on the third anniversary of its issuance. Subject to certain limitations, the principal amount of the Note is convertible at the option of Mikah on and after the first anniversary of the date of the Note into shares of Common Stock at a rate of $0.07 (approximately 14,286 shares per $1,000 in principal amount), the closing market price of the Company’s Common Stock on the date that the asset purchase agreement and Note were executed. The conversion rate is adjustable for customary corporate actions such as stock splits and, subject to certain exclusions, includes weighted average anti-dilution for common stock transactions at prices below the then applicable conversion rate. Pursuant to a security agreement (the “Security Agreement”), repayment of the Note is secured by the ANDAs acquired in the Acquisition.

As noted above, in conjunction with the Acquisition, Nasrat Hakim, the President, CEO and principal of Mikah, was appointed President, CEO and a Director of the Company.

The foregoing descriptions of the Purchase Agreement, Note and Security Agreement are qualified in their entirety by reference to the full text of the Purchase Agreement, Note and Security Agreement, copies of which are attached as Exhibit 10.1 10.2 and 10.3, respectively to the Current Report on Form 8-K filed with the SEC on August 5, 2013, with the exhibits and current report being herein incorporated by reference. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with execution of the agreements.

F - 18

Common Stock sold pursuant to the LPC Purchase Agreement

Subsequent to the Current Balance Sheet Date and up to August 9, 2013 (the latest practicable date), a total of 5,868,479 shares of Common Stock were sold pursuant to the LPC Purchase Agreement.

For further details on the LPC Agreement and LPC Registration Rights Agreement, please refer to the Current Report on Form 8-K filed with the SEC on April 22, 2013, with such filing being herein incorporated by reference. A Registration Statement on Form S-1 was filed with the SEC on April 25, 2013 and declared effective by the SEC on May 9, 2013. A post-effective amendment to the Registration Statement was filed with the SEC and declared effective on June 26, 2013.

Amendment to Treppel Credit Line

On August 2, 2013, the Treppel Credit Line Agreement was amended to extend the date on which the unpaid principal amount then outstanding plus accrued interest thereon be paid in full from July 31, 2013 to July 31, 2014. In addition, the requirement that the unpaid principal amount then outstanding plus accrued interest thereon be paid on such date that the Company raises at least $2,000,000 in gross proceeds from the sale of any of its equity securities was removed. All other terms remain the same.

Appointment of New Executive Vice President of Operations

On August 12, 2013, the Company hired industry veteran Doug Plassche as Executive Vice President of Operations to run manufacturing and to lead the operational initiatives of the Company as it expands its product pipeline. Mr. Plassche has a proven track record in all critical areas including quality, compliance, process, operations, planning and personnel development.

Doug Plassche has more than 23 years of pharmaceutical industry experience. From 2009 to 2013, Mr. Plassche was employed by Actavis as Managing Director of the New Jersey Solid Oral Dose Operations, overseeing 450 employees and the production of more than 100 products. From 2007 to 2009, Mr. Plassche was Senior Director of Manufacturing for PAR Pharmaceuticals overseeing 200 employees and the production of more than 70 products. From 1990 - 2007, he was employed by Schering-Plough progressing steadily through multiple disciplines, locations and technical operations sectors with increasing levels of responsibility.

F - 19

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2013

COMPARED TO THE

THREE MONTH PERIOD ENDED JUNE 30, 2012

(UNAUDITED)

The following discussion and analysis should be read with the financial statements and accompanying notes included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended March 31, 2013. It is intended to assist the reader in understanding and evaluating our financial position.

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

We also recently acquired approved Abbreviated New Drug Applications (“ANDAs”) for 12 products (the “Mikah Approved ANDAs”) and one ANDA that is under active review with the FDA (the “Mikah ANDA Application Product”) that were acquired pursuant to the asset purchase agreement with Mikah Pharma dated August 1, 2013 (the “Mikah Asset Purchase Agreement”). For further details on the Mikah Asset Purchase Agreement, Mikah Approved ANDAs and Mikah ANDA Application Product, please refer to the Current Report on Form 8-K filed with the SEC on August 5, 2013 and herein incorporated by reference.

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

Lodrane D® Immediate Release capsules

On September 27, 2011, the Company, along with ECR Pharmaceuticals (“ECR”), a wholly owned subsidiary of Hi-Tech Pharmacal (“Hi-Tech”) launched Lodrane D® , an immediate release formulation of brompheniramine maleate and pseudoephedrine HCl, an effective, low-sedating antihistamine combined with a decongestant.

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

As part of the Mikah Asset Purchase Agreement, the ANDA for Phendimetrazine Tartrate 35mg tablets was acquired by the Company.

The Company is currently assessing various options with regards to the commercial marketing and distribution of this product.

Bontril PDM® and its generic equivalents had total U.S. sales of approximately $3.5 million for the twelve months ended September 2012, based on IMS Health Data. The Company will be compensated at an agreed upon price for the manufacturing and packaging of this product.

Approved Products

Elite is the owner of the following approved Abbreviated New Drug Applications:

•	Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)
•	Hydromorphone HCl 8mg tablets (“Hydromorphone 8mg”)
•	Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)
•	Phentermine HCl 15mg capsules (“Phentermine 15mg”)
•	Phentermine HCl 30mg capsules (“Phentermine 30mg”)
•	Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)

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

Phendimetrazine 35mg

The ANDA for Phendimetrazine 35mg was included as one of the 13 products acquired pursuant to the Mikah Asset Purchase Agreement.

The Northvale Facility had previously been approved as a manufacturing site for this product, with commercial production commencing in 2012 and initial shipment of this product being made in November 2012, pursuant to a manufacturing and supply agreement between the Company and Mikah dated June 1, 2011.

The Company is now the owner of this ANDA and is assessing various marketing and distribution options.

Contract Manufacturing of Isradipine and Phendimetrazine

On June 1, 2011, Elite executed a Manufacturing and Supply Agreement (the “Phendimetrazine Agreement”) with Mikah Pharma, LLC (“Mikah”) to undertake and perform certain services relating to two generic products: Isradipine Capsules USP, 2.5 mg and 5 mg (“Isradipine”) and Phendimetrazine Tartrate Tablets USP, 35 mg (“Phendimetrazine”).

On September 21, 2012, the Phendimetrazine Agreement was amended to remove Isradipine from the agreement, due to the discontinuance of development activities related to Isradipine.

On August 9, 2013, the Isradipine/Phendimetrazine Agreement was terminated by the written agreement of both parties, as a result of the Mikah Asset Purchase Agreement making the Phendimetrazine Agreement not relevant.

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

Abuse Resistant and Sustained Release Opioids

A once-daily oxycodone formulation was developed by Elite, using its proprietary technology. An investigational new drug application, or IND, has been filed. Elite has completed two pharmacokinetic studies in healthy subjects and has scaled up the product.  We are looking for a partner for this product.

The abuse resistant opioid products utilize our patented abuse-deterrent technology that is based on a pharmacological approach. These products are combinations of a narcotic agonist, in a sustained-release formulation intended for use in patients with moderate to severe chronic pain, and an antagonist, formulated to deter abuse of the drug.  Both, agonist and antagonist have been on the market for a number of years and sold separately in various dose strengths.  Elite has filed an IND for the product and has tested the product in a series of pharmacokinetic studies.   The Company expects their first commercially scaled-up, abuse-resistant opioid product to enter human pilot studies later this year. Work has also been conducted on another abuse-resistant opioid product. Products utilizing the pharmacological approach to deter abuse such as Suboxone® , a product marketed in the United States by Reckitt Benckiser Pharmaceuticals, Inc., and Embeda® , a product marketed in the United States by Pfizer, Inc., has been approved by the FDA and is being marketed in the United States.

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

Results of Consolidated Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Our revenues for the three months ended June 30, 2013 were $722k an increase of $143k or approximately 25% over revenues for the comparable period of the prior year, and consisted of $543k in manufacturing fees, $5k in lab and product development fees and $173k in royalties and license fees. Revenues for the three months ended June 30, 2012, consisted of $380k in manufacturing fees, $70k in lab and product development fees, and $128k in royalties and license fees. Manufacturing fees increased by approximately 43% as a result of the launch in April 2013 of two new products, Phentermine 15mg and 30mg capsules and the strong year-on-year growth of Elite’s Phentermine 37.5mg tablets, Hydromorphone 8mg tablets and contract manufactured Methadone 10mg product lines. Please note that the profit margins earned on the Phentermine 37.5mg tablets, and the Phentermine 15mg and 30mg capsules have been adversely effected by significant increases in the price of raw materials required for the manufacture of these products. Lab and product development fees decreased by approximately 93% due to the decreased lab stability study revenues relating to the discontinuance of the Lodrane® Extended Release Products and also development fees being earned in the prior year in relation to the Hi-Tech Development Agreement. Royalties and license fees increased by approximately 35% due to the strong growth in sales from the Phentermine and Hydromorphone product lines. Please see the discussion above in “Overview; Approved Products concerning certain delays related to Phentermine due to issues with the sole supplier that have been resolved.

Research and development costs for the three months ended June 30, 2012 were $569k, an increase of $373k or approximately 189% from $197k of such costs for the comparable period of the prior year. The increase was primarily due to increased activities related to the development of Elite’s abuse resistant opioid products, for which a second patent was granted in May 2013.

General and administrative expenses for the three months ended June 30, 2013, were $376k, an increase of $11k, or approximately 3% from $365k of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to increases in regulatory costs, including, without limitation, increased fees paid to the US-FDA and the hiring of additional staff to support regulatory compliance activities, and increases in legal fees, insurance, employee benefits, offset by cost reductions achieved in operating overheads.

Depreciation and amortization for the three months ended June 30, 2013 was $162k, an increase of $121k, or approximately 288%, from $42k for the comparable period of the prior year. The increase was primarily due to the commissioning, for commercial operations, of the new facility at 135 Ludlow in January of 2013, with the cost related assets and capital investments being placed in service and absorbed into manufacturing operations through depreciation expenses.

Non-cash compensation through the issuance of stock options and warrants for the three months ended June 30, 2013 was $9k, an increase of $3k, or approximately 50% from $6k for the comparable period of the prior year. The increase is due to the issuance of employee stock options in June of 2012. For further details on such employee stock options, please see Note 11 of the financial statements filed with this Current Report on Form 10-Q.

As a result of the foregoing, our loss from operations for the three months ended June 30, 2013 was $976k, compared to a loss from operations of $486k for the three months ended June 30, 2012.

Other income for the three months ended June 30, 2013 were a net of $1.9 million, an increase in other income of $11.9 million from the net other expense of $10.0 million for the comparable period of the prior year. The increase in other income was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the quarter ended June 30, 2013 totaling $2.0 million, as compared to a net derivative expense of $9.7 million for the comparable period of the prior year. Please note that derivative income/(expenses) are most significantly determined by the number of preferred shares outstanding and the closing price of the Company’s Common Stock as of the end of each annual or quarterly reporting period. As of June 30, 2013, there were an aggregate of 2,909 shares of Preferred Series C, Preferred Series E and Preferred Series G outstanding, as compared to an aggregate of 3,387.50 shares of Preferred Series B, Preferred Series C and Preferred Series E outstanding as of June 30, 2012.

As a result of the foregoing, our net income for the three months ended June 30, 2013 was $0.9 million, compared to a net loss of $10.5 million for the three months ended June 30, 2012.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), decreased to a deficit of $3.5 million as of June 30, 2013 from a working capital deficit of $2.8 million as of March 31, 2013, primarily due to our net loss from operations, exclusive of non-cash charges. In addition, it should be noted that current liabilities includes the entire principal amount due on the Company’s NJEDA Bonds Payable. This amount, totaling $3.4 million has been classified as a current liability as a result of the Company receiving a notice of default from the Trustee of the NJ-EDA Bonds. Please refer to Note 6 to our financial statements and Item 3 of this quarterly report on Form 10-Q for further details.

Net cash used by operations was $0.4 million for the three months ended June 30, 2013, primarily due to our net income from continuing operations of $1.1 million, offset by non-cash charges totaling $1.9 million, which included, without limitation, depreciation and amortization of $0.1 million and net income from the change in fair value of derivative liabilities of $2.0 million. In addition, net cash used by operations was effected by changes in the balances of assets and liabilities, including, without limitation, decreases in accounts receivable and inventories of $0.2 million and $0.4 million, respectively (resulting in a net inflow of cash).

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations

As of June 30, 2013, the Company had a working capital deficit of $3.5 million, losses from operations totaling $1.0 million for the three months ended June 30, 2013, net other income totaling $1.9 million for the three months then ended and a net income of $0.9 million for the three months ended June 30, 2013. Please note that the Company’s other income/(expenses) are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2014. In addition, the Company has received Notice of Default from the Trustee of the NJEDA Bonds as a result of the utilization of the debt service reserve being used to pay interest payments as well as the company’s failure to make scheduled principal payments. See “NJEDA Bonds” below.

Lincoln Park Capital Purchase Agreement

On April 19, 2013, the Company entered into a purchase agreement (the “LPC Purchase Agreement”), together with a registration rights agreement (the “LPC Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“LPC”).

Under the terms and subject to the conditions of the LPC Agreement, the Company has the right to sell to and LPC is obligated to purchase up to $10 million in shares of the Company’s Common Stock, subject to certain limitations, from time to time, over the 36 month period commencing on May 9, 2013, the date that the registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the LPC Registration Rights Agreement, was declared effective by the SEC. The Company may direct LPC, at its sole discretion and subject to certain conditions, to purchase stock in amounts of up to $80,000 on any single business day, so long as at least two business days have passed since the most recent purchase, increasing to up to $500,000 per purchase, depending upon the closing sale price of the Common Stock. The purchase price of the shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to LPC on a day the Common Stock closing price is less than the floor price of $0.07 per share, subject to adjustment. The Company’s sales of shares of Common Stock to LPC under the LPC Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by LPC and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of Common Stock. As of August 9, 2013 (the latest practicable date), a total of 14,788,377 shares have been sold pursuant to the LPC Purchase Agreement, inclusive of purchase and commitment shares, with total proceeds totaling $800,000.

A Current Report on Form 8-K was filed with the SEC on April 22, 2013 with regards to the LPC Purchase Agreement and LPC Registration Rights Agreement with such filing being herein incorporated by reference. A Securities Registration Statement on Form S-1 was filed with the SEC on April 25, 2013 and declared effective by the SEC on May 9, 2013. A post-effective amendment to the Registration Statement was filed with the SEC and declared effective on June 26, 2013.

Treppel $1,000,000 Bridge Revolving Credit Line

On June 12, 2012 (the “Effective Date”), we entered into a bridge loan agreement (the “Loan Agreement”) with Jerry Treppel, our Chairman and CEO. Under the terms of the Loan Agreement, we have the right, in our sole discretion, to a line of credit (the “Credit Line”) in the maximum principal amount of up to $500,000 at any one time. By amendments, the maximum principal amount was increased to $1,000,000 and the maturity date was amended and extended Mr. Treppel provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The current term of the Loan Agreement ends on July 31, 2014, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Loan Agreement, we may borrow, repay, and reborrow under the Credit Line through maturity. Amounts borrowed under the Credit Line will bear interest at the rate of ten percent (10%) per annum. As of June 30, 2013, the principal balance owed under the Credit Line was $600,000 with an additional $15,123 in accrued interest being also owed, in accordance with the terms and conditions of the Credit Line. For more detailed information, please see the Loan Agreement filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 13, 2012, and the amendments thereto filed as an exhibit to our Current Reports on Form 8-K filed with the SEC on December 10, 2012 and August 6, 2013 which forms 8-K and exhibits are incorporated by reference herein.

Completion of Epic Strategic Alliance Payments

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

Despite having received the full investment from Epic Investments LLC, exclusive of warrant exercise, as provided for in the Epic Strategic Alliance Agreement, entered into the Treppel Credit Line Agreement, and entered into the LPC Purchase Agreement we still may be required to seek additional capital in the future and there can be no assurances that Elite will be able to obtain such additional capital on favorable terms, if at all.

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

Cash and cash equivalents at June 30, 2013, were approximately $0.2 million, a decrease of approximately $0.3 million from the approximately $0.5 million balance of cash and cash equivalents at June 30, 2012.

As of June 30, 2013, our principal source of liquidity was approximately $0.2 million of cash and cash equivalents. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants and, as mentioned above, from the LPC Purchase Agreement and Treppel Credit Line. There can be no assurance that any of these sources will generate or provide sufficient cash.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $3,545 for the three months ended June 30, 2013.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the three months ended June 30, 2013, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2013, we issued 12,372,015 shares of Common Stock to the holders of our Series C, Series E and Series G Preferred Stock. Of this amount, 341,562 shares were issued in satisfaction of our obligation to pay $27,500 in dividends earned and/or owing during the three months ended March 31, 2013, 2012, and 12,030,453 shares were issued pursuant to the conversion of Series E, and Series G Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $962,436 at the time of their conversion. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Please see the discussion in Note 5 to our financial statements titled “NJEDA Bonds” which is incorporated herein by this reference.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

Appointment of New Chief Executive Officer

On August 1, 2013, the Company hired Nasrat Hakim as its President and Chief Executive Officer, effective August 2, 2013, pursuant to an executive employment agreement (the “Hakim Employment Agreement”). Mr. Hakim, age 52, has more than 30 years of pharmaceutical and medical industry experience in Quality Assurance, Analytical Research and Development, Technical Services and Regulatory Compliance. He brings with him proven management experience, in-depth knowledge of manufacturing systems, development knowledge in immediate and extended release formulations and extensive regulatory experience of GMP and FDA regulations. From 2004 through June 2013, Mr. Hakim was employed by Actavis, Watson and Alpharma in various senior management positions. Most recently, Mr. Hakim served as International Vice President of Quality Assurance at Actavis, overseeing 25 sites with more than 3,000 employees under his leadership. Mr. Hakim also served as Corporate Vice President of Technical Services, Quality and Regulatory Compliance for Actavis U.S., Global Vice President, Quality and Regulatory Compliance for Alpharma, as well as Executive Director of Quality Unit at TheraTech, overseeing manufacturing and research and development. In 2009, Mr. Hakim founded Mikah Pharma LLC, a virtual, fully functional pharmaceutical company.

In conjunction with the retention of Mr. Hakim, Mr. Jerry Treppel resigned as the Company’s CEO. Mr. Treppel remains Chairman of the Board of Directors.

Mr. Hakim’s career started in Medical Laboratory Technology from the Academy of Health and Science in the U.S. Army based in San Antonio, TX, followed by Graduate Certification in Regulatory Affairs (RAC) from California State University at Sacramento, Sacramento, CA; Bachelor in Chemistry/Bio-Chemistry and Masters of Science in Chemistry from California State University at Sacramento, Sacramento, CA; and a Masters in Law with Graduate Certification in U.S. Taxation from St. Thomas University, School of Law, Miami, FL.

Pursuant to the Hakim Employment Agreement, Mr. Hakim will receive an annual salary of $350,000 per year (the “Hakim Salary”). The Hakim Salary will be paid in shares of the Common Stock pursuant to the Company’s current procedures for paying Company executives in Common Stock. He also will be entitled to an annual bonus equal to up to 100% of his annual salary (also payable in Common Stock) based upon his ability to meet certain Company milestones to be determined by the Company’s Board of Directors (the “Board”). The Board may also award discretionary bonuses in its sole discretion. Mr. Hakim is entitle to employee benefits (e.g. health insurance, vacation, employee benefit plans and programs) consistent with other Company employees of his seniority and a car allowance. The Hakim Employment Agreement contains confidentiality, non-competition and other standard restrictive covenants.

Mr. Hakim’s employment is terminable by the Company for cause (as defined in the Hakim Employment Agreement). The Hakim Employment Agreement also may be terminated by the Company upon at least 30 days written notice due to disability (as defined in the Hakim Employment Agreement) or without cause. Mr. Hakim can terminate the Hakim Employment Agreement by resigning, provided he give notice of at least 60 days prior to the effective resignation date. If Mr. Hakim is terminated for cause or he resigns, he only is entitled to accrued and unpaid salary, accrued vacation time and any reasonable and necessary business expenses, all through the date of termination and payable in Common Stock (“Basic Termination Benefits”). If Mr. Hakim is terminated because of disability or death, in addition to Basic Termination Benefits, he is entitled to his pro rata annual bonus through the date of termination (payable in Common Stock). If the Company terminates Mr. Hakim without cause, in addition to Basic Termination Benefits, Mr. Hakim is entitled to his pro rata annual bonus through the date of termination and an amount equal to two years’ annual salary (all payable in Common Stock).

Upon a Change of Control (as defined in the Hakim Employment Agreement), Mr. Hakim is entitled to a payment in an amount equal to two years base annual salary in effect upon the Date of Termination, less applicable deductions and withholdings, payable in Common Stock computed in the same manner as set forth as the Hakim Salary.

The foregoing description of the Hakim Employment Agreement is qualified in its entirety by reference to the full text of the Hakim Employment Agreement, a copy of which is attached as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on August 5, 2013, with such filing being herein incorporated by reference.

Completion of Acquisition of Assets

On August 1, 2013, Elite Laboratories Inc. (“Elite Labs”), a wholly owned subsidiary of the Company, executed an asset purchase agreement (the “Mikah Purchase Agreement” with Mikah Pharma LLC (“Mikah”) and acquired from Mikah a total of 13 Abbreviated New Drug Applications (“ANDAs”) consisting of 12 ANDAs approved by the U.S. Food and Drug Administration (the “FDA”) and one ANDA under active review with the FDA, and all amendments thereto (the “Acquisition”) for aggregate consideration of $10,000,000, payable pursuant to a secured convertible note due in August 2016 (the “Note”).

Elite previously purchased two ANDA products and has a development agreement with Mikah (please see the relevant disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and filed with the SEC on June 21, 2013).

The products referenced in the approved ANDAs require site transfer approval with the FDA. Elite will submit filings to the FDA for each of the products for the manufacturing site transfer. The Company believes that the site transfers qualify for a CBE 30 review with one exception, which would allow for the product manufacturing transfer on an expedited basis. However, the Company can give no assurances that the site transfers will qualify for a CBE 30 review, or on the timing of these transfers and the timing is dependent on the FDA reviews. The approved ANDAs include pain, antipsychotic, hypertension, antihistamine, bariatric and muscle relaxant products. Of the thirteen products, two products are in markets where there is only one other generic competitor.

The Note is interest free and due and payable on the third anniversary of its issuance. Subject to certain limitations, the principal amount of the Note is convertible at the option of Mikah on and after the first anniversary of the date of the Note into shares of Common Stock at a rate of $0.07 (approximately 14,286 shares per $1,000 in principal amount), the closing market price of the Company’s Common Stock on the date that the asset purchase agreement and Note were executed. The conversion rate is adjustable for customary corporate actions such as stock splits and, subject to certain exclusions, includes weighted average anti-dilution for common stock transactions at prices below the then applicable conversion rate. Pursuant to a security agreement (the “Security Agreement”), repayment of the Note is secured by the ANDAs acquired in the Acquisition.

As noted above, in conjunction with the Acquisition, Nasrat Hakim, the President, CEO and principal of Mikah, was appointed President, CEO and a Director of the Company.

The foregoing descriptions of the Purchase Agreement, Note and Security Agreement are qualified in their entirety by reference to the full text of the Purchase Agreement, Note and Security Agreement, copies of which are attached as Exhibit 10.1 10.2 and 10.3, respectively to the Current Report on Form 8-K filed with the SEC on August 5, 2013, with the exhibits and current report being herein incorporated by reference. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with execution of the agreements.

Appointment of New Executive Vice President of Operations

On August 12, 2013, the Company hired industry veteran Doug Plassche as Executive Vice President of Operations to run manufacturing and to lead the operational initiatives of the Company as it expands its product pipeline. Mr. Plassche has a proven track record in all critical areas including quality, compliance, process, operations, planning and personnel development.

Doug Plassche has more than 23 years of pharmaceutical industry experience. From 2009 to 2013, Mr. Plassche was employed by Actavis as Managing Director of the New Jersey Solid Oral Dose Operations, overseeing 450 employees and the production of more than 100 products. From 2007 to 2009, Mr. Plassche was Senior Director of Manufacturing for PAR Pharmaceuticals overseeing 200 employees and the production of more than 70 products. From 1990 - 2007, he was employed by Schering-Plough progressing steadily through multiple disciplines, locations and technical operations sectors with increasing levels of responsibility.

Item 6. Exhibits

The exhibits listed in the index below are filed as part of this report.

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated July 1, 2010 and filed with the SEC on July 1, 2010*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated July 1, 2010 and filed with the SEC on July 1, 2010.*

3.1 (o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.*

3.2(a)	By-Laws of Elite-Nevada, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Socius Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

4.2	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.

4.3	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.4	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.5	Form of specimen certificate for Series G 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.
4.4	Warrant to purchase 100,000 shares of Common Stock issued to DH Blair Investment Banking Corp., incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2004.*

4.7	Warrant to purchase 50,000 shares of Common Stock issued to Jason Lyons incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.*

4.8	Form of Warrant to purchase shares of Common Stock issued to designees of lender with respect to financing of an equipment loan incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.*

4.9	Form of Short Term Warrant to purchase shares of Common Stock issued to purchasers in the private placement which initially closed on October 6, 2004 (the “Series A Financing”), incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.10	Form of Long Term Warrant to purchase shares of Common Stock issued to purchasers in the Series A Financing, incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series A Financing, incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.12	Form of Replacement Warrant to purchase shares of Common Stock in connection with the offer to holders of Warrants in the Series A Financing (the “Warrant Exchange”), incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.*

4.13	Form of Warrant to purchase shares of Common Stock to the Placement Agent, in connection with the Warrant Exchange, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.*

4.14	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.15	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.16	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.17	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.18	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference to Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.19	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference to Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.20	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.21	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.22	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.23	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.24	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.25	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.26	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

10.1	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.2	Securities Purchase Agreement with Socius dated December 30, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.3	Form of Lock-Up Agreement (included as Exhibit D to the Securities Purchase Agreement with Socius mentioned in 10.2 above), incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.4	Treppel Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.5	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.6	Development And License Agreement between the Company and a Hong Kong-based client dated March 16, 2012 incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the SEC on June 29, 2012. (Confidential Treatment granted with respect to portions of the Agreement).

10.7	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012. (Confidential Treatment granted with respect to portions of the Agreement)

10.8	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.9	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.10	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.11	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. ** Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.12	Revised Schedule 1 to the August 1, 2013 Mikah LLC Asset Purchase Agreement (revised to remove confidential treatment with regard to one item set forth thereon)

10.13	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.14	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.15	Termination of June 2011, Manufacturing and Supply Agreement between Mikah Pharma LLC and the Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Elite Pharmaceuticals’ Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

ELITE PHARMACEUTICALS, INC.

Date: August 14, 2013	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)

