Form 10-Q
period 2013-09-30
ELITE PHARMACEUTICALS INC /NV/
filed 2013-11-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 4, 2013, the issuer had outstanding 507,937,469 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$766,201	$369,023
Accounts receivable (net of allowance for doubtful accounts of -0-)	635,959	665,154
Inventories (net of reserve of -0- and $93,338, respectively)	1,719,673	1,358,146
Prepaid expenses and other current assets	156,916	151,051

Total Current Assets	3,278,749	2,543,374

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,283,619 and $5,068,522, respectively	3,940,211	4,028,943

INTANGIBLE ASSETS – net of accumulated amortization of $-0-	6,314,004	694,426

OTHER ASSETS
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposits	14,314	14,314
Restricted cash – debt service for EDA bonds	295,462	267,820
EDA bond offering costs, net of accumulated amortization of $114,608 and $107,519, respectively	239,845	246,934

Total Other Assets	3,878,943	3,858,390

TOTAL ASSETS	$17,411,907	$11,125,133

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
EDA bonds payable	$3,385,000	$3,385,000
Short term loans and current portion of long-term debt	2,916	6,296
Convertible Note Payable (net of debt discount of $4,219,292 and -0-, respectively)	5,780,708	-0-
Related Party Line of Credit	600,000	600,000
Accounts payable and accrued expenses	1,925,375	1,325,126
Deferred revenues	13,333	13,333
Preferred share derivative interest payable	16,365	27,500

Total Current Liabilities	11,723,697	5,357,255

LONG TERM LIABILITIES
Deferred revenues	145,556	152,223
Other long term liabilities	96,078	91,571
Derivative liability – preferred shares	203,008	6,334,621
Derivative liability – warrants	11,095,970	7,862,848

Total Long Term Liabilities	11,540,612	14,441,263

TOTAL LIABILITIES	23,264,309	19,798,518

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 690,000,000 shares. Issued 494,811,263 shares and 374,493,959 shares, respectively. Outstanding 494,711,263 shares and 374,393,959 shares, respectively	494,812	374,495

Additional paid-in-capital	131,106,847	119,690,336

Accumulated deficit	(137,147,220)	(128,431,375)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(5,852,402)	(8,673,385)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,411,907	$11,125,133

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Manufacturing Fees	$921,347	$466,020	$1,464,780	$845,716
Royalties & Profit Splits	231,578	154,168	404,833	282,663
Lab Fee Revenues	5,972	14,329	10,972	84,693

Total Revenues	1,158,897	634,517	1,880,585	1,213,072

COSTS OF REVENUES	616,635	479,631	1,195,647	933,995

Gross Profit	542,262	154,886	684,938	279,077

OPERATING EXPENSES
Research and Development	854,777	228,475	1,424,268	425,357
General and Administrative	272,561	401,174	649,018	766,135
Non-cash compensation through issuance of stock options	18,937	15,133	28,424	21,246
Depreciation and Amortization	82,567	25,372	245,399	67,370

Total Operating Expenses	1,228,842	670,154	2,347,109	1,280,108

(LOSS) FROM OPERATIONS	(686,580)	(515,268)	(1,662,171)	(1,001,031)

OTHER INCOME / (EXPENSES)
Interest expense, net	(255,945)	(61,247)	(330,723)	(119,784)
Change in fair value of warrant derivatives	(6,129,579)	2,093,653	(3,233,122)	(2,995,081)
Change in fair value of preferred share derivatives	(2,565,495)	(187,383)	(3,466,332)	(4,830,866)
Interest expense attributable to preferred share derivatives	(17,476)	(28,823)	(41,060)	(83,901)
Discount in Series E issuance attributable to beneficial conversion features	—	(250,000)	—	(437,500)
Other Income	19,831	—	19,831	—

Total Other Income / (Expense)	(8,948,664)	1,566,200	(7,051,406)	(8,467,132)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(9,635,244)	1,050,932	(8,713,577)	(9,468,163)

PROVISION FOR INCOME TAXES	(2,269)	(1,023)	(2,269)	(4,023)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(9,637,513)	$1,049,909	$(8,715,846)	$(9,472,186)

NET (LOSS) PER SHARE
Basic	$(0.02)	$0.00	$(0.02)	$(0.03)
Diluted	$(0.02)	$0.00	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	421,991,654	348,298,807	405,073,773	342,712,859
Diluted	421,991,654	505,759,554	405,073,773	342,712,859

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock			Treasury Stock
			Additional
			Paid-In			Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance at March 31, 2013	374,493,959	$374,495	$119,690,336	100,000	$(306,841)	$(128,431,375)	$(8,673,385)

Net Loss						(8,715,845)	(8,715,845)

Common shares sold pursuant to the Lincoln Park Capital purchase agreement	25,856,021	25,856	1,874,144				1,900,000

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	724,714	725	51,471				52,196

Conversion of Series C, Series E and Series G Preferred Shares into Common Shares	90,150,920	90,150	9,507,795				9,597,945

Non-cash compensation through the issuance of stock options			28,424				28,424

Costs associated with raising capital			(47,987)				(47,987)

Common shares issued as commitment shares pursuant to the Lincoln Park Capital purchase agreement	3,485,649	3,486	(3,486)				—

Common shares issued pursuant to the exercise of cash warrants	100,000	100	6,150				6,250

Balance at September 30, 2013	494,811,263	$494,812	$131,106,847	100,000	$(306,841)	$(137,147,220)	$(5,857,402)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED SEPTEMBER 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,715,845)	$(9,472,186)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	222,299	236,143
Change in fair value of warrant derivative liability	3,233,122	2,995,081
Change in fair value of preferred share derivative liability	3,466,332	4,830,866
Discount in Series E issuance attributable to embedded beneficial conversion feature	—	437,500
Preferred share derivative interest satisfied by the issuance of common stock	52,196	126,106
Non-cash compensation accrued	154,750	95,000
Non-Cash Interest Expense	183,391
Non-cash compensation satisfied by the issuance of common stock and options	28,424	21,246
Non-cash rent expense	3,799	4,809
Non-cash lease accretion	708	667

Changes in Assets and Liabilities
Accounts receivable	29,195	(166,096)
Inventories	(361,527)	(175,853)
Prepaid and other current assets	(5,865)	15,592
Accounts payable, accrued expenses and other current liabilities	442,119	(39,828)
Deferred revenues and Customer deposits	(6,667)	(6,669)
Derivative interest payable	(11,135)	(42,206)

NET CASH USED IN OPERATING ACTIVITIES	(1,284,704)	(1,139,828)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(120,396)	(96,156)
Cost of leasehold improvements	(6,082)	(20,082)
Costs incurred for intellectual property assets	(22,261)	(23,315)
Deposits to / (withdrawals from) restricted cash, net	(27,642)	6,554
NET CASH USED IN INVESTING ACTIVITIES	(176,381)	(132,999)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series E Convertible Preferred Stock	—	437,500
Proceeds from sale of common shares to Lincoln Park Capital	1,900,000	—
Proceeds from exercise of cash warrants	6,250	187,500
Proceeds from draws against Treppel credit line		200,000
Other loan payments	—	(3,381)
Costs associated with raising capital	(47,987)	(9,856)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,858,263	811,763

NET CHANGE IN CASH AND CASH EQUIVALENTS	397,178	(461,064)

CASH AND CASH EQUIVALENTS – beginning of period	369,023	668,407
CASH AND CASH EQUIVALENTS – end of period	$766,201	$207,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$146,624	$115,826
Cash paid for taxes	—	4,023
Non-Cash Financing Transactions
Commitment shares issued to Lincoln Park Capital	260,538
Conversion of Preferred Shares to Common Shares	9,597,945
Acquisition of intellectual property	5,597,317
Convertible Note Payable	5,597,317

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

NOTE 1     -     DEFINITIONS

“Cash Reserves” are equal to the amount listed in Note 2

“Current Balance Sheet Date” means September 30, 2013

“Current Bond Liability” is equal to the amount listed in Note 2

“Current Fiscal Year” means the twelve months ended March 31, 2014

“Current Quarter” means the three months ended September 30, 2013

“Current YTD” means the six months ended September 30, 2013

“Derivative Interest Liability Common Shares” means the following Common Shares issued in lieu of cash in payment of Derivative Interest due and owing as of the Current Balance Sheet Date:

Common Shares Issued
148,804

“FDA” means the U.S. Food and Drug Administration

“Hakim Credit Line Limit” equals $1,000,000

“Hakim Credit Line Balance” equals zero

“Hakim Credit Line Interest Due” equals zero

“Outstanding Bond Principal Payments” means principal payments which were due and owing on the NJEDA Bonds on or before the Current Balance Sheet Date and not made, consisting of the following:
Payment Date	Amount
September 1, 2010	225,000
September 1, 2011	470,000
September 1, 2012	730,000
September 1, 2013	915,000

“Prior Year Balance Sheet Date” means September 30, 2012

“Prior Fiscal Year” means the twelve months ended March 31, 2013

“Prior Year Quarter” means the three months ended September 30, 2012

“Restricted Cash Interest Payments” means the following withdrawal of funds from the debt service reserve, with such funds being used to make interest payments due to holders of the NJEDA Bonds:
Payment Date	Amount
March 1, 2009	$120,775
September 1, 2009	120,775
March 1, 2010	113,075
September 1, 2010	113,075
March 1, 2011	113,075
September 1, 2011	113,075
March 1, 2012	113,075
September 1, 2012	113,075
March 1, 2013	113,075
September 1, 2013	113,075

“Restricted Cash Principal Payments” means the following withdrawal of funds from the debt service reserve, with such funds being used to make principal payments due to holders of the NJEDA Bonds:
Payment Date	Amount
September 1, 2009	210,000

“SEC” means the Securities and Exchange Commission

“Treppel Credit Line Balance” equals $600,000

“Treppel Credit Line Interest Due” equals $15,288

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

The accompanying unaudited condensed consolidated financial statements were prepared on the assumption that the Company will continue as a going concern. As of the Current Balance Sheet Date, the Company had the following:

Cash reserves (“Cash Reserves”)	$0.8 million
Working capital deficit (“Working Capital Deficit”)	$8.4 million
Losses from operations for the Current Quarter	$0.7 million
Other loss for the Current Quarter	$8.9 million
Net loss for the Current Quarter	$9.6 million
NJEDA Bonds Payable (“Current Bond Liability”)	$3.4 million

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

The Company did not have sufficient funds available to make the principal payments due on September 1, 2011, 2012 and 2013, with such amount due including principal payments due in the prior year but not paid. There were not sufficient funds available in the debt service reserve and the payment was not made.

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

As of the Current Balance Sheet Date, we had Cash Reserves.

On June 12, 2012, Elite entered into a bridge loan agreement, as amended on December 5, 2012, and August 2, 2013, (the “Treppel Credit Line Agreement”) with Jerry Treppel, the Company’s Chairman. Under the terms of the Treppel Credit Line Agreement, Elite has the right, in its sole discretion to a line of credit (the “Treppel Credit Line”) in the maximum principal amount of up to the Treppel Credit Line Limit, at any one time. Mr. Treppel provided the Treppel Credit Line for the purpose of supporting the acceleration of Elite’s product development activities. The outstanding amount is evidenced by a promissory note which shall mature on July 31, 2014, at which time the entire unpaid principal balance, plus accrued interest thereon shall be due and payable in full. Elite may prepay any amounts owed without penalty. Any such prepayments shall first be due and owing and then to principal. Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Treppel Credit Line Agreement, the Company may borrow, repay and reborrow under the Treppel Credit Line through maturity. Amounts borrowed under the Treppel Credit Line bear interest at the rate of ten percent (10%) per annum. For more detailed information, please refer to the Current Reports on Form 8-K filed with the SEC on June 13, 2012 December 10, 2012 and August 6, 2013, with such filings being herein incorporated by reference.

As of the Current Balance Sheet Date, the principal balance of the Treppel Credit Line was equal to the Treppel Credit Line Balance and the interest due was equal to the Treppel Credit Line Interest Due.

On October 15, 2013, subsequent to the Current Balance Sheet Date, Elite entered into a bridge loan agreement (the “Hakim Credit Line Agreement”) with Nasrat Hakim, the Company’s CEO and President. Under the terms of the Hakim Credit Line Agreement, Elite has the right, in its sole discretion to a line of credit (the “Hakim Credit Line”) in the maximum principal amount of up to the Hakim Credit Line Limit, at any one time. Mr. Hakim provided the Hakim Credit Line for the purpose of supporting the acceleration of Elite’s product development activities. The outstanding amount is evidenced by a promissory note which shall mature on June 30, 2015, at which time the entire unpaid principal balance, plus accrued interest thereon shall be due and payable in full. Elite may prepay any amounts owed without penalty. Any such prepayments shall first be due and owing and then to principal. Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Credit Line Agreement, the Company may borrow, repay and reborrow under the Hakim Credit Line through maturity. Amounts borrowed under the Hakim Credit Line bear interest at the rate of ten percent (10%) per annum. For more detailed information, please refer to the Current Reports on Form 8-K filed with the SEC on October 16, 2013 and exhibit 10.16 to this quarterly report on Form 10-Q, with such filings being herein incorporated by reference.

As of the Current Balance Sheet Date, the principal balance of the Hakim Credit Line was equal to the Hakim Credit Line Balance and the interest due was equal to the Hakim Credit Line Interest Due.

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

Shares issued pursuant to the LPC Purchase Agreement are summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Initial commitment shares issued	—	—	2,929,115	—
Additional commitment shares issued	439,369	—	556,534	—
Purchased shares issued	19,982,403	—	25,856,021	—
Proceeds from purchased shares	$1,500,000	—	$1,900,000	$—

Despite having entered into the Treppel Credit Line Agreement, the Hakim Credit Line Agreement and the LPC Purchase Agreement we still may be required to seek additional capital in the future and there can be no assurances that Elite will be able to obtain such additional capital on favorable terms, if at all.

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued (please see note 15).

Segment Reporting
FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operates in one segment for the three and six months ended September 30, 2013.

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

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost (first-in, first-out basis) or market (net realizable value), and summarized as follows:

	September 30, 2013	March 31, 2013
Raw Materials	$910,187	$774,758
Work-in-Process	809,486	676,726
Finished Goods	—	—
Less: Inventory Reserve	—	(93,338)
Total Inventory	$1,719,673	$1,358,146

NOTE 5     -    INTANGIBLE ASSETS

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

As of the Current Balance Sheet Date, the following costs were recorded as intangible assets on the Company’s balance sheet:

	Patent		Total
	Application	ANDA	Intangible
	Costs	Acquisitions	Assets
Intangible Assets as of March 31, 2013	$244,424	$450,000	$694,424

Costs Capitalized During Current Fiscal Year
Three months ended June 30, 2013	18,498	—	18,498
Three months ended September 30, 2013	3,765	5,597,317	5,601,082

Total Costs Capitalized-six months ended September 30, 2013	22,263	5,597,317	5,619,580

Amortization of Intangible Assets During Current Fiscal Year
Three months ended June 30, 2013	—	—	—
Three months ended September 30, 2013	—	—	—

Total Amortization – three months ended September 30, 2013	—	—	—

Intangible Assets as of September 30, 2013	$266,687	$6,047,317	$6,314,004

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

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”) via the issuance of the following:

	Principal
	Amount
	On	Interest
Description	Issue Date	Rate	Maturity
Series A Note	3,660,000	6.50%	September 1, 2030
Series B Note	495,000	9.0%	September 1, 2012

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

Bond issue costs were paid from the bond proceeds and are being amortized over the life of the bonds. These costs and amortization activity are summarized as follows:

			Balances
			As of
	Balances	Amortization	Current
	As of	Expense	Balance Sheet
Description	March 31, 2013	Current YTD	Date
Bond Issue Costs	$354,453		$354,453
Accumulated Amortization	(107,519)	(7,089)	(114,608)
Unamortized Balance	$246,934		$239,845

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

Due to the Company not having sufficient funds, the following withdrawals were made from the debt service reserve, with the funds being used to make interest payments due to the holders of the NJEDA Bonds:

Payment Date	Amount
March 1, 2009	$120,775
September 1, 2009	120,775
March 1, 2010	113,075
September 1, 2010	113,075
March 1, 2011	113,075
September 1, 2011	113,075
March 1, 2012	113,075
September 1, 2012	113,075
March 1, 2013	113,075
September 1, 2013	113,075

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

In addition, the Company did not have sufficient funds available to make the principal payments due on September 1, 2010, September 1, 2011, September 1, 2012 and September 1, 2013. These principal payments are summarized as follows:

Payment Date	Amount
September 1, 2010	$225,000 (1)
September 1, 2011	470,000 (2)
September 1, 2012	730,000 (3)
September 1, 2013	915,000(4)

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
(4)           The principal payment due on September 1, 2013, included the amount due and September 1, 2012 and not paid. There were not sufficient funds available in the debt service reserve and the principal payment due on September 1, 2013 was not made.

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

Preferred Stock Derivative Liabilities

Preferred Stock Derivative Liability as of Current Balance Sheet Date
	Series C	Series E	Series G	Total
Preferred Shares Authorized	3,200	4,000	1,375	8,575
Preferred shares Outstanding	24	—	158	182

Underlying common shares into which Preferred may convert	160,000	—	1,478,479	1,638,479

Closing price on valuation date	$0.12	$0.12	$0.12	$0.12

Preferred stock derivative liability at Current Balance Sheet Date	$19,824	—	$183,184	$203,008

Preferred stock derivative liability at March 31, 2013	$697,584	$5,637,037	—	$6,334,621

CHANGE IN VALUE OF PREFERRED STOCK DERIVATIVE LIABILITY
	Three months ended		Six months ended
	September 30,		September 30,
	2013	2012	2013	2012
Change in Preferred Stock Derivative Liability	$(2,565,495)	$(187,383)	$(3,466,332)	$(4,830,866)

Warrant Derivative Liabilities
The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

FAIR VALUE OF WARRANT DERIVATIVE LIABILITY
	March 31	June 30	September 30
	2013	2013	2013
Risk-Free interest rate	0.04% - 0.77%	0.02% - 1.41%	0.03% - 1.39%
Expected volatility	106% - 168%	35% - 97%	62% - 117%
Expected life (in years)	0.5 – 5.1	0.2 – 4.8	0.8 – 4.6
Expected dividend yield	—	—	—
Number of warrants	139,344,939	139,344,939	120,491,539

Fair Value of
Warrant Derivative Liability	$7,862,848	$4,966,391	$11,095,970

CHANGE IN VALUE OF WARRANT DERIVATIVE LIABILITY
	Three months ended		Six months ended
	September 30		September 30
	2013	2012	2013	2012
Change in Warrant Derivative Liability	$(6,129,579)	$2,093,653	$(3,233,122)	$(2,995,081)

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

NOTE 8 -        PREFERRED SHARE DERIVATIVE INTEREST PAYABLE

Preferred share derivative interest payable as of the Current Balance Sheet Date consisted of the amount reported on the liability section of the balance sheet and titled “Preferred Share Derivative Interest Payable”. This amount was paid via the issuance of the Derivative Interest Liability Common Shares in October 2013.

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

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

RENT EXPENSE
	Three months ended		Six months ended
	September 30,		September 30,
	2013	2012	2013	2012
Rent Expense	$22,584	$22,584	$45,169	$45,169

Change in deferred rent liability	$1,899	$2,403	$3,799	$4,807

DEFERRED RENT LIABILITY (LONG-TERM LIABILITY)
	March 31	June 30	September 30
	2013	2013	2013
Balance of Deferred Rent Liability	$68,260	$70,160	$72,062

NOTE 10  -   DEFERRED REVENUES

Deferred revenues are summarized as follows:

Advance payment received	$200,000
Total revenue recognized as of March 31, 2013	(34,444)
Revenue recognized six months ended June 30, 2013	(6,667)
Total Deferred Revenues as of Current Balance Sheet Date	$158,889

Current Portion of Deferred Revenues as of Current Balance Sheet Date	$13,333
Non-Current Portion of Deferred Revenues as of Current Balance Sheet Date	$145,556

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

Common Stock

During the Current YTD, the Company issued shares of Common Stock, as follows:

Shares
Of
Description	Common Stock
Common Shares issued in lieu of cash in payment of Preferred Share Derivative Interest	724,714

Common Shares issued pursuant to the conversion of Series C, Series E and Series G Preferred Share derivatives	90,150,920

Common shares sold pursuant to the LPC Purchase Agreement	25,856,021

Common shares issued as commitment shares pursuant to the LPC Purchase Agreement	3,485,649

Common shares issued pursuant to the exercise of cash warrants	100,000

Total Common Shares issued during the Current YTD	120,317,304

Options

Options issued and outstanding as of the Current Balance Sheet Date are summarized as follows:

	Number of Options	Range of Exercise Prices
Vested Options	2,552,332	$0.06 to $2.80
Non-Vested Options	4,156,668	$0.07 to $2.25

Each option represents the right to purchase one share of common stock. The non-vested options are scheduled to vest in various increments during dates that are within the period beginning on January 18, 2013 and through August 15, 2016, or upon the occurrence of certain defined events and require that employees awarded such options be employed by the Company on the vesting date.

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

The calculation of Basic EPS and Diluted EPS is summarized as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30
	2013	2012	2013	2012
Numerator
Net Income (loss) attributable to common shareholders - Basic	$(9,637,513)	$1,049,909	$(8,715,846)	$(9,472,186)

Net Income attributable to common shareholders - Diluted	n/a	1,078,733	n/a	n/a

Denominator
Weighted-average shares of common stock outstanding	421,991,654	348,298,807	405,073,773	342,712,859

Dilutive effect of stock options, warrants and convertible securities	n/a	157,460,747	n/a	n/a

Net (loss) income per share
Basic	$(0.02)	$(0.00)	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.00)	$(0.02)	$(0.03)

NOTE 13  -        RELATED PARTY TRANSACTION - BORROWING AGAINST TREPPEL CREDIT LINE

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

NOTE 14    -    RELATED PARTY TRANSACTION – MIKAH PURCHASE AGREEMENT AND NOTE PAYABLE; HAKIM EMPLOYMENT AGREEMENT

On August 1, 2013, Elite Laboratories Inc. (“Elite Labs”), a wholly owned subsidiary of the Company, executed an asset purchase agreement (the “Mikah Purchase Agreement”) with Mikah Pharma LLC (“Mikah”), an entity that is wholly owned by Mr. Nasrat Hakim, who, in conjunction with this transaction, was appointed as Elite’s CEO, President and a Director on August 2, 2012, and acquired from Mikah a total of 13 Abbreviated New Drug Applications (“ANDAs”) consisting of 12 ANDAs approved by the FDA and one ANDA under active review with the FDA, and all amendments thereto (the “Acquisition”) for aggregate consideration of $10,000,000, inclusive of imputed interest payable pursuant to a non-interest bearing, secured convertible note due in August 2016 (the “Mikah Note”).

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

Please note that on October 2, 2013, subsequent to the Current Balance Sheet Date, Elite executed a manufacturing and licensing agreement with Epic Pharma LLC (“Epic”) to manufacture, market and sell in the United States and Puerto Rico twelve of the thirteen products. Of the 12 products, Epic will have the exclusive right to market six, and a non-exclusive right to market six products. Please refer to the applicable section of Note 15 of these financial statements, Exhibit 10.17 of this Quarterly Report on Form 10-Q and the Current Report on Form 8-K filed with the SEC on October 2, 2013, with all such filings being herein incorporated by reference.

The Mikah Note is interest free and due and payable on the third anniversary of its issuance. Subject to certain limitations, the principal amount of the Mikah Note is convertible at the option of Mikah on and after the first anniversary of the date of the Mikah Note into shares of Common Stock at a rate of $0.07 (approximately 14,286 shares per $1,000 in principal amount), the closing market price of the Company’s Common Stock on the date that the asset purchase agreement and Note were executed. The conversion rate is adjustable for customary corporate actions such as stock splits and, subject to certain exclusions, includes weighted average anti-dilution for common stock transactions at prices below the then applicable conversion rate. Pursuant to a security agreement (the “Security Agreement”), repayment of the Mikah Note is secured by the ANDAs acquired in the Acquisition.

In accordance with GAAP, an imputed interest rate was estimated by management, with factors considered in such estimation including, without limitation, rates paid by the Company on loans owed at the date of the transaction, yields on current debt obligations, the credit standing of the Company and management’s estimation of rates which other debtors of similar credit standing can obtain financing of a similar nature from other sources at the date of the transaction.

The Mikah Note is classified as a current liability on the balance sheet, due to the conversion option being exercisable on the first anniversary of the date of the Mikah Note, at the option of the holder.

The difference between the face value of the Mikah Note and the net present value of the Mikah Note, inclusive of discount for imputed interest at the date of issuance of the Note was recorded as a debt discount and the ANDA’s assigned an aggregate cost equal to the net present value of the Note.The cost assigned to the ANDA’s was evaluated for fairness, summarized as follows:

Face value of Note	$10,000,000
Net present value of Note at date of issuance	5,597,317
Aggregate cost of ANDA’s acquired	5,597,317
Debt discount at date of Note issuance	4,140,018

Management has determined, based on the evaluation conducted, that the fair value exceeds the cost of the ANDA’s acquired.

The foregoing descriptions of the Purchase Agreement, Mikah Note and Security Agreement are qualified in their entirety by reference to the full text of the Purchase Agreement, Note and Security Agreement, copies of which are attached as Exhibit 10.1 10.2 and 10.3, respectively to the Current Report on Form 8-K filed with the SEC on August 5, 2013, with the exhibits and current report being herein incorporated by reference. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with execution of the agreements.

The debt discount is being amortized to interest expense over the life of the Mikah Note, using the interest method, with such amortization being summarized as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30
	2013	2012	2013	2012

Interest expense on note payable to Mikah Pharma LLC	$183,391	—	$183,391	—

On August 1, 2013, the Company hired Nasrat Hakim as its President and Chief Executive Officer, effective August 2, 2013, pursuant to an executive employment agreement (the “Hakim Employment Agreement”). Pursuant to the Hakim Employment Agreement, Mr. Hakim will receive an annual salary of $350,000 per year (the “Hakim Salary”). The Hakim Salary will be paid in shares of the Common Stock pursuant to the Company’s current procedures for paying Company executives in Common Stock. He also will be entitled to an annual bonus equal to up to 100% of his annual salary (also payable in Common Stock) based upon his ability to meet certain Company milestones to be determined by the Company’s Board of Directors (the “Board”). The Board may also award discretionary bonuses in its sole discretion. Mr. Hakim is entitled to employee benefits (e.g. health insurance, vacation, employee benefit plans and programs) consistent with other Company employees of his seniority and a car allowance. The Hakim Employment Agreement contains confidentiality, non-competition and other standard restrictive covenants.

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

NOTE 15  -    SUBSEQUENT EVENTS

Common shares issued in lieu of cash in payment of derivative interest expense
The Derivative Interest Liability Common Shares were issued during October 2013 in payment of those amounts listed as a current liability as of September 30, 2013 under the line item “Preferred Share Derivative Interest Payable”.

Common Stock sold pursuant to the LPC Purchase Agreement
Subsequent to the Current Balance Sheet Date and up to November 4, 2013 (the latest practicable date), a total of 9,066,051 shares of Common Stock were sold pursuant to the LPC Purchase Agreement inclusive of purchase and commitment shares.

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

Establishment of Hakim Credit Line

On October 15, 2013 (the “Hakim Credit Line Effective Date”), Elite Pharmaceuticals, Inc. (the “Company”) entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Nasrat Hakim, the Company’s President and CEO. Under the terms of the Loan Agreement, the Company has the right, in its sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. Mr. Hakim provided the Credit Line for the purpose of supporting the acceleration of the Company’s product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on June 30, 2015, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. The Company may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on January 1, April 1, July 1 and October 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Loan Agreement, the Company may borrow, repay, and reborrow under the Credit Line through maturity. Amounts borrowed under the Credit Line will bear interest at the rate of ten percent (10%) per annum.

For further details, please refer to exhibit 10.16 of this Quarterly Report on Form 10-Q, and the Current Report on Form 8-K filed with the SEC on August 16, 2013, both filings being herein incorporated by this reference.

Manufacturing and Licensing Agreement with EPIC Pharma LLC

On October 2, 2013, the Company executed a Manufacturing and License Agreement (the “Epic Agreement”) with Epic Pharma LLC. (“Epic”), to manufacture, market and sell in the United States and Puerto Rico 12 generic products owned by Elite. Of the 12 products, Epic will have the exclusive right to market six products, and a non-exclusive right to market six. Epic is responsible for all regulatory and pharmacovigilance matters related to the products and for all costs related to the site transfer for all products. Pursuant to the Epic Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Epic Agreement, earned by Epic as a result of sales of the products. The manufacturing cost used for the calculation of the license fee is a predetermined amount per unit plus the cost of the drug substance (API) and the sales cost for the calculation is predetermined based on net sales. If Elite manufactures any product for sale by Epic, then Epic shall pay that same predetermined manufacturing cost per unit plus the cost of the API. The license fee is payable monthly for the term of the Epic Agreement. Epic shall pay to Elite certain milestone payments as defined by the Epic Agreement. The first milestone payment is due on or before November 15, 2013. Subsequent milestone payments are due upon the filing of each product’s supplement with the FDA and the FDA approval of site transfer for each product as specifically itemized in the Epic Agreement. The term of the Epic Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Twelve months following the launch of a product covered by the Epic Agreement, Elite may terminate the marketing rights for any product if the license fee paid by Epic falls below a designated amount for a six month period of that product. Elite may also terminate the exclusive marketing rights if Epic is unable to meet the annual unit volume forecast for a designated Product group for any year, subject to the ability of Epic, during the succeeding six month period, to achieve at least one-half of the prior year’s minimum annual unit volume forecast. The Epic Agreement may be terminated by mutual agreement of Elite and Epic, as a result of a breach by either party that is not cured within 60 days’ notice of the breach or by Elite as a result of Epic becoming a party to a bankruptcy, reorganization or other insolvency proceeding that continues for a period of 30 days or more.

For further details, please refer to exhibit 10.17 of this Quarterly Report on Form 10-Q and the Current Report on Form 8-K filed with the SEC on October 8, 2013, both filings being herein incorporated by reference.

Conversion of Series G to Common

On October 1, 2013, pursuant to the Certificate of Designations of the Company’s Series G Preferred Stock, an automatic conversion of all outstanding shares of the Series G Preferred Stock occurred. A total of 1,478,017 shares of Common Stock were issued pursuant to the automatic conversion of a total of 158 shares of Series G Preferred Stock. After this automatic conversion, there were no outstanding shares of Series G Preferred Stock.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2013
COMPARED TO THE
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2012
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

We own, license or contract manufacture eight products currently being sold commercially, as follows:
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
•         Hydromorphone Hydrochloride 8mg tablets (“Hydromorphone 8mg”)
•         Phendimetrazine tartrate 35mg tablets (“Phendimetrazine 35mg”)
•         Phentermine 15mg capsules (“Phentermine 15mg”)
•         Phentermine 30mg capsules (“Phentermine 30mg”)

•         Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)

We also recently acquired approved Abbreviated New Drug Applications (“ANDAs”) for 12 products (the “Mikah Approved ANDAs”) and one ANDA that is under active review with the FDA (the “Mikah ANDA Application Product”) that were acquired pursuant to the asset purchase agreement with Mikah Pharma dated August 1, 2013 (the “Mikah Asset Purchase Agreement”).   On October 2, 2013, we executed a Manufacturing and License Agreement (the “Epic Agreement”) with Epic Pharma LLC. (“Epic”), to manufacture, market and sell in the United States and Puerto Rico 12 generic products owned by Elite. Of the 12 products, Epic will have the exclusive right to market six products as listed in Schedule A of the Epic Agreement, and a non-exclusive right to market six products as listed in Schedule D of the Epic Agreement. Epic is responsible for all regulatory and pharmacovigilance matters related to the products and for all costs related to the site transfer for all products. Pursuant to the Epic Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Epic Agreement, earned by Epic as a result of sales of the products. The manufacturing cost used for the calculation of the license fee is a predetermined amount per unit plus the cost of the drug substance (API) and the sales cost for the calculation is predetermined based on net sales. If Elite manufactures any product for sale by Epic, then Epic shall pay that same predetermined manufacturing cost per unit plus the cost of the API. The license fee is payable monthly for the term of the Epic Agreement. Epic shall pay to Elite certain milestone payments as defined by the Epic Agreement. The first milestone payment is due on or before November 15, 2013. Subsequent milestone payments are due upon the filing of each product’s supplement with the FDA and the FDA approval of site transfer for each product as specifically itemized in the Epic Agreement. The term of the Epic Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Twelve months following the launch of a product covered by the Epic Agreement, Elite may terminate the marketing rights for any product if the license fee paid by Epic falls below a designated amount for a six month period of that product. Elite may also terminate the exclusive marketing rights if Epic is unable to meet the annual unit volume forecast for a designated Product group for any year, subject to the ability of Epic, during the succeeding six month period, to achieve at least one-half of the prior year’s minimum annual unit volume forecast. The Epic Agreement may be terminated by mutual agreement of Elite and Epic, as a result of a breach by either party that is not cured within 60 days notice of the breach or by Elite as a result of Epic becoming a party to a bankruptcy, reorganization or other insolvency proceeding that continues for a period of 30 days or more.

For further details on the Mikah Asset Purchase Agreement, Mikah Approved ANDAs and Mikah ANDA Application Product, please refer to the Current Report on Form 8-K filed with the SEC on August 5, 2013 and herein incorporated by reference.  For further details on the Epic Agreement, please refer to exhibit 10.17 of this Quarterly Report on Form 10-Q and the Current Report on Form 8-K filed with the SEC on October 8, 2013, both filings being herein incorporated by reference.

Elite has executed a license agreement with Precision Dose, Inc. (the “Precision Dose License Agreement”) and a manufacturing agreement with The PharmaNetwork LLC (the “TPN Agreement”).  The PharmaNetwork LLC was recently purchased by Alkem Laboratories Ltd (“Alkem”).  The PharmaNetwork now goes by the name Ascend Laboratories LLC (“Ascend”) and is a wholly owned subsidiary of Alkem.

The Precision Dose License Agreement provides for the marketing and distribution, in the United States, Puerto Rico and Canada, of Phentermine 37.5mg, Phentermine Capsules, Hydromorphone 8mg, Naltrexone Generic, and certain additional products that require approval from the FDA.  Phentermine 37.5mg tablets were launched in April 2011. Hydromorphone 8mg was launched in March 2012. Phentermine 15mg and Phentermine 30mg were launched in April 2013. Naltrexone 50mg was launched in September 2013.

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

Naltrexone HCl 50mg tablets
On September 18, 2013, the Company made the initial shipment of naltrexone hydrochloride 50 mg tablets under the License, Manufacturing and Supply Agreement with its sales and marketing partner, triggering a milestone payment. Elite’s sales and marketing partner will distribute the product as part of a multi-product distribution agreement.

Naltrexone is an opioid receptor antagonist used primarily in the management of alcohol dependence and opioid dependence. For the calendar year 2012, Revia (naltrexone hydrochloride tablets) and its generic equivalents had total U.S. sales of approximately $16 million according to IMS Health Data.

A current report on Form 8-K was filed with the SEC on September 18, 2013, such filing being herein incorporated by reference.

Approved Products
Elite is the owner of the following approved Abbreviated New Drug Applications (“ANDA’s”):
•         Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)
•         Hydromorphone HCl 8mg tablets (“Hydromorphone 8mg”)
•         Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)
•         Phentermine HCl 15mg capsules (“Phentermine 15mg”)
•         Phentermine HCl 30mg capsules (“Phentermine 30mg”)
•         Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)

In addition, Elite is the owner of the Mikah Approved ANDA’s that were acquired pursuant to the Mikah Asset Purchase Agreement.  Each ANDA included in the Mikah Approved ANDA’s requires site transfer approval with the FDA for the commencement of commercial manufacturing.  The Company believes that the site transfers qualify for a CBE 30 review, with one exception, which would allow for the product manufacturing transfer on an expedited basis.  However, the Company can give no assurances that the site transfers will qualify for a CBE 30 review, or on the timing of these transfers and the timing is dependent on the FDA reviews.  The Mikah Approved ANDA’s include pain, antipsychotic, hypertension, antihistamine, bariatric and muscle relaxant products.  Included in the Mikah Approved ANDA’s are two products for which there is currently only one other generic competitor.

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

The abuse resistant opioid products utilize our patented abuse-deterrent technology that is based on a pharmacological approach. These products are combinations of a narcotic agonist, in a sustained-release formulation intended for use in patients with moderate to severe chronic pain, and an antagonist, formulated to deter abuse of the drug.  Both, agonist and antagonist have been on the market for a number of years and sold separately in various dose strengths.  Elite has filed an IND for the product and has tested the product in a series of pharmacokinetic studies.  The Company expects their first commercially scaled-up, abuse-resistant opioid product to enter human pilot studies later this year.  Work has also been conducted on another abuse-resistant opioid product.  Products utilizing the pharmacological approach to deter abuse such as Suboxone®, a product marketed in the United States by Reckitt Benckiser Pharmaceuticals, Inc., and Embeda®, a product marketed in the United States by Pfizer, Inc., has been approved by the FDA and is being marketed in the United States.

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

Results of Consolidated Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Our revenues for the three months ended September 30, 2013 were $1,159k, an increase of $524k or approximately 83% over revenues for the comparable period of the prior year, and consisted of $921k in manufacturing fees, $6k in lab and product development fees and $232k in royalties and license fees. Revenues for the three months ended September 30, 2012, consisted of $466k in manufacturing fees, $14k in lab and product development fees, and $154k in royalties and license fees.  Manufacturing fees increased by approximately 98% as a result of the launch in September 2013 of Naltrexone 50mg tablets, growth in the two products launched in April 2013, Phentermine 15mg and 30mg capsules and the strong year-on-year growth of Elite’s Phentermine 37.5mg tablets, Hydromorphone 8mg tablets and contract manufactured Methadone 10mg product lines.  Please note that the profit margins earned on the Phentermine 37.5mg tablets, and the Phentermine 15mg and 30mg capsules have been adversely effected by significant increases in the price of raw materials required for the manufacture of these products. Lab and product development fees decreased by approximately 58% due to the decreased lab stability study revenues relating to the discontinuance of the Lodrane® Extended Release Products and also development fees being earned in the prior year in relation to the Hi-Tech Development Agreement.  Royalties and license fees increased by approximately 50% due to the strong growth in sales from the Phentermine and Hydromorphone product lines and the launch in September 2013 of Naltrexone 50mg, with such triggering a milestone payment which is included in the September 2013 quarterly revenues.  Please see the discussion above in “Overview; Approved Products” concerning certain delays related to Phentermine due to issues with the sole supplier that have been resolved.

Research and development costs for the three months ended September 30, 2013 were $855k, an increase of $626k or approximately 274% from $228k of such costs for the comparable period of the prior year.  The increase was primarily due to increased activities related to the development of Elite’s abuse resistant opioid products, for which a second patent was granted in May 2013.

General and administrative expenses for the three months ended September 30, 2013, were $273k, a decrease of $129k, or approximately 32% from $401k of general and administrative expenses for the comparable period of the prior year.  The decrease was primarily due to increased overheads absorbed in relation to the growing commercial production and product development activities.  Please also note that significant increases in regulatory costs, including, without limitation, increased fees paid to the US-FDA and the hiring of additional staff to support regulatory compliance activities are being incurred, and expected to continue, as are recent and significant increases in legal fees, insurance, and employee benefits.

Depreciation and amortization for the three months ended September 30, 2013 was $83k, an increase of $57k, or approximately 225%, from $25k for the comparable period of the prior year. The increase was primarily due to the commissioning, for commercial operations, of the new facility at 135 Ludlow in January of 2013, with the cost related assets and capital investments being placed in service and absorbed into manufacturing operations through depreciation expenses.

Non-cash compensation through the issuance of stock options and warrants for the three months ended September 30, 2013 was $19k, an increase of $4k, or approximately 25% from $15k for the comparable period of the prior year.  The increase is due to the issuance of employee stock options in June of 2012 and August 2013.  For further details on such employee stock options, please see Note 11 of the financial statements filed with this Current Report on Form 10-Q.

As a result of the foregoing, our loss from operations for the three months ended September 30, 2013 was $687k, compared to a loss from operations of $515k for the three months ended September 30, 2012.

Other income/expenses for the three months ended September 30, 2013 were a net expense of $8.9 million, a decrease in other income of $10.5 million from the net other income of $1.6 million for the comparable period of the prior year.  The decrease in other income/expense was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the quarter ended September 30, 2013 totaling an expense of $8.7 million, as compared to a net derivative income of $1.9 million for the comparable period of the prior year.  Please note that derivative income/(expenses) are most significantly determined by the number of preferred shares and warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse correlation between derivative revenues and increases in the closing price of the Company’s Common Stock.   As of September 30, 2013, there were an aggregate of 182 shares of Preferred Series C, Preferred Series E and Preferred Series G outstanding, as compared to an aggregate of 3,625.5 shares of Preferred Series B, Preferred Series C and Preferred Series E outstanding as of September 30, 2012.  As of September 30, 2013, there were approximately 120 million warrants outstanding as compared to approximately 145 million warrants outstanding as of September 30, 2012.  During the quarter ended September 30, 2013, the closing price of the Company’s Common Stock rose from $0.07 at the beginning of the quarter to $0.12 at the end of the quarter, as compared to a decrease in the closing price of the Company Common’s from $0.13 to $0.12 occurring in the comparable period of the prior year.

As a result of the foregoing, our net loss for the three months ended September 30, 2013 was $9.6 million, compared to a net income of $1.0 million for the three months ended September 30, 2012.

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012
Our revenues for the six months ended September 30, 2013 were $1,881k an increase of $668k or approximately 55% over revenues for the comparable period of the prior year, and consisted of $1,465k in manufacturing fees, $11k in lab and product development fees and $405k in royalties and license fees. Revenues for the six months ended September 30, 2012, consisted of $846k in manufacturing fees, $85k in lab and product development fees, and $283k in royalties and license fees.  Manufacturing fees increased by approximately 73% as a result of the launch of new products in April 2013 (Phentermine 15mg and 30mg capsules) and in September 2013 (Naltrexone 50mg tablets) and the strong year-on-year growth of Elite’s Phentermine 37.5mg tablets, Hydromorphone 8mg tablets and contract manufactured Methadone 10mg product lines.  Please note that the profit margins earned on the Phentermine 37.5mg tablets, and the Phentermine 15mg and 30mg capsules have been adversely effected by significant increases in the price of raw materials required for the manufacture of these products.  Lab and product development fees decreased by approximately 87% due to the decreased lab stability study revenues relating to the discontinuance of the Lodrane® Extended Release Products and also development fees being earned in the prior year in relation to the Hi-Tech Development Agreement.  Royalties and license fees increased by approximately 43% due to the strong growth in sales from the Phentermine and Hydromorphone product lines and the launch in April 2013 of Phentermine 15mg and 30mg capsules and September 2013 of Naltrexone 50mg, with such launches triggering milestone payments which are included in the September 2013 six month revenues.  Please see the discussion above in “Overview; Approved Products” concerning certain delays related to Phentermine due to issues with the sole supplier that have been resolved.

Research and development costs for the six months ended September 30, 2013 were $1,424k, an increase of $999k or approximately 235% from $425k of such costs for the comparable period of the prior year.  The increase was primarily due to increased activities related to the development of Elite’s abuse resistant opioid products, for which a second patent was granted in May 2013.

General and administrative expenses for the six months ended September 30, 2013, were $649k, a decrease of $118k, or approximately 15% from $766k of general and administrative expenses for the comparable period of the prior year.  The decrease was primarily due to increased overheads absorbed in relation to the growing commercial production and product development activities.  Please also note that significant increases in regulatory costs, including, without limitation, increased fees paid to the U.S. Food and Drug Administration (“FDA”) and the hiring of additional staff to support regulatory compliance activities are being incurred, and expected to continue, as are recent and significant increases in legal fees, insurance, and employee benefits.

Depreciation and amortization for the six months ended September 30, 2013 was $245k, an increase of $178k, or approximately 264%, from $67k for the comparable period of the prior year. The increase was primarily due to the commissioning, for commercial operations, of the new facility at 135 Ludlow in January of 2013, with the cost related assets and capital investments being placed in service and absorbed into manufacturing operations through depreciation expenses.

Non-cash compensation through the issuance of stock options and warrants for the six months ended September 30, 2013 was $28k, an increase of $7k, or approximately 34% from $21k for the comparable period of the prior year.  The increase is due to the issuance of employee stock options in June of 2012 and August 2013.  For further details on such employee stock options, please see Note 11 of the financial statements filed with this Current Report on Form 10-Q.

As a result of the foregoing, our loss from operations for the six months ended September 30, 2013 was $1,662k, compared to a loss from operations of $1,001k for the six months ended September 30, 2012.

Other income/expenses for the six months ended September 30, 2013 were a net expense of $7.1 million, an increase in other income of $1.4 million from the net other expense of $8.5 million for the comparable period of the prior year.  The increase in other income/expense was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the quarter ended September 30, 2013 totaling an expense of $6.7 million, as compared to a net derivative expense of $7.8 million for the comparable period of the prior year.  Please note that derivative income/(expenses) are most significantly determined by the number of preferred shares and warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse correlation between derivative revenues and increases in the closing price of the Company’s Common Stock.   As of September 30, 2013, there were an aggregate of 182 shares of Preferred Series C, Preferred Series E and Preferred Series G outstanding, as compared to an aggregate of 3,625.5 shares of Preferred Series B, Preferred Series C and Preferred Series E outstanding as of September 30, 2012.  As of September 30, 2013, there were approximately 120 million warrants outstanding as compared to approximately 145 million warrants outstanding as of September 30, 2012.  During the six months ended September 30, 2013, the closing price of the Company’s Common Stock rose from $0.08 at the beginning of the period to $0.12 at the end of the quarter, as compared to an increase in the closing price of the Company Common’s from $0.09 to $0.12 occurring in the comparable period of the prior year.

As a result of the foregoing, our net loss for the six months ended September 30, 2013 was $8.7 million, compared to a net loss of $9.5 million for the six months ended September 30, 2012.

Material Changes in Financial Condition
Our working capital (total current assets less total current liabilities), decreased to a deficit of $8.4 million as of September 30, 2013 from a working capital deficit of $2.8 million as of March 31, 2013, primarily due to our net loss from operations, exclusive of non-cash charges.  In addition, it should be noted that current liabilities includes the entire principal amount due on the Company’s NJEDA Bonds Payable (“NJEDA Bonds”) and the liability recorded for the note payable the Mikah Note (as defined below) to Mikah Pharma LLC issued in conjunction with the Mikah Asset Purchase Agreement (see “Liquidity and Capital Resources; Convertible Note Payable to Mikah Pharma LLC” below).  The NJEDA Bonds, totaling $3.4 million, have been classified as a current liability as a result of the Company receiving a notice of default from the Trustee of the NJ-EDA Bonds.  Please refer to Note 6 to our financial statements and Item 3 of this quarterly report on Form 10-Q for further details.

The Mikah Note, with a net liability of $5.8 million, is classified as a current liability because the note includes an option to convert into shares of Common Stock after the first anniversary of the issue date.  The foregoing descriptions of the Mikah Note is qualified in its entirety by reference to the full text of the Purchase Agreement, Note and Security Agreement, copies of which are attached as Exhibit 10.1 10.2 and 10.3, respectively, to the Current Report on Form 8-K filed with the SEC on August 5, 2013, with the exhibits and current report being herein incorporated by reference.  The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with execution of the agreements.

Net cash used by operations was $1.3 million for the six months ended September 30, 2013, primarily due to our net loss from continuing operations of $8.7 million, offset by non-cash charges totaling $7.1 million, which included, without limitation, depreciation and amortization of $0.2 million and net income from the change in fair value of derivative liabilities of $6.6 million.  In addition, net cash used by operations was effected by changes in the balances of assets and liabilities, including, without limitation, increases in inventories of $0.4, resulting in a net outflow of cash.

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations
As of September 30, 2013, the Company had a working capital deficit of $8.4 million, losses from operations totaling $1.7 million for the six months then ended, net other expenses totaling $7.0 million for the six months then ended and a net loss of $8.7 million for the six months ended September 30, 2013.  Please note that the Company’s other income/(expenses) are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

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

Under the terms and subject to the conditions of the LPC Agreement, the Company has the right to sell to and LPC is obligated to purchase up to $10 million in shares of the Company’s Common Stock, subject to certain limitations, from time to time, over the 36 month period commencing on May 9, 2013, the date that the registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the LPC Registration Rights Agreement, was declared effective by the SEC.  The Company may direct LPC, at its sole discretion and subject to certain conditions, to purchase stock in amounts of up to $80,000 on any single business day, so long as at least two business days have passed since the most recent purchase, increasing to up to $500,000 per purchase, depending upon the closing sale price of the Common Stock.  The purchase price of the shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to LPC on a day the Common Stock closing price is less than the floor price of $0.07 per share, subject to adjustment.  The Company’s sales of shares of Common Stock to LPC under the LPC Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by LPC and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of Common Stock.  As of November 4, 2013 (the latest practicable date), a total of 38,407,721 shares have been sold pursuant to the LPC Purchase Agreement, inclusive of purchase and commitment shares, with total proceeds totaling $2,960,000.

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

Hakim $1,000,000 Bridge Revolving Credit Line
On October 15, 2013 (the “Hakim Credit Line Effective Date”), we entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Nasrat Hakim, our President and CEO. Under the terms of the Hakim Loan Agreement, we have the right, in our sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. Mr. Hakim provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on June 30, 2015, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on January 1, April 1, July 1 and October 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Loan Agreement, we may borrow, repay, and reborrow under the Hakim Credit Line through maturity. Amounts borrowed under the Hakim Credit Line will bear interest at the rate of ten percent (10%) per annum.

For further details, please refer to exhibit 10.16 of this Quarterly Report on Form 10-Q, and the Current Report on Form 8-K filed with the SEC on August 16, 2013, both filings being herein incorporated by this reference.

Convertible Note Payable to Mikah Pharma LLC
On August 1, 2013, Elite Laboratories Inc. (“Elite Labs”), a wholly owned subsidiary of the Company, executed an asset purchase agreement (the “Mikah Purchase Agreement”) with Mikah Pharma LLC (“Mikah”), an entity that is wholly owned by Mr. Nasrat Hakim, who, in conjunction with this transaction, was appointed as Elite’s CEO, President and a Director on August 2, 2012, and acquired from Mikah a total of 13 Abbreviated New Drug Applications (“ANDAs”) consisting of 12 ANDAs approved by the FDA and one ANDA under active review with the FDA, and all amendments thereto (the “Acquisition”) for aggregate consideration of $10,000,000, inclusive of imputed interest payable pursuant to a non-interest bearing, secured convertible note due in August 2016 (the “Mikah Note”).  Please see “Overview; Commercial Products; Approved Products” above for more information on the Acquisition.

The Mikah Note is interest free and due and payable on the third anniversary of its issuance.  Subject to certain limitations, the principal amount of the Mikah Note is convertible at the option of Mikah on and after the first anniversary of the date of the Mikah Note into shares of Common Stock at a rate of $0.07 (approximately 14,286 shares per $1,000 in principal amount), the closing market price of the Company’s Common Stock on the date that the asset purchase agreement and Note were executed.  The conversion rate is adjustable for customary corporate actions such as stock splits and, subject to certain exclusions, includes weighted average anti-dilution for common stock transactions at prices below the then applicable conversion rate.  Pursuant to a security agreement (the “Security Agreement”), repayment of the Mikah Note is secured by the ANDAs acquired in the Acquisition.

The foregoing descriptions of the Purchase Agreement, Mikah Note and Security Agreement are qualified in their entirety by reference to the full text of the Purchase Agreement, Note and Security Agreement, copies of which are attached as Exhibit 10.1 10.2 and 10.3, respectively to the Current Report on Form 8-K filed with the SEC on August 5, 2013, with the exhibits and current report being herein incorporated by reference.  The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with execution of the agreements.  Please also refer to Note 14 of the accompanying financial statements of this Quarterly Report on Form 10-Q for further details.

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

Despite having received the full investment from Epic Investments LLC, exclusive of warrant exercise, as provided for in the Epic Strategic Alliance Agreement, entered into the Treppel Credit Line Agreement, entered into the Hakim Credit Line Agreement and entered into the LPC Purchase Agreement we still may be required to seek additional capital in the future and there can be no assurances that Elite will be able to obtain such additional capital on favorable terms, if at all.

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

Cash and cash equivalents at September 30, 2013, were approximately $0.8 million, an increase of approximately $0.6 million from the approximately $0.2 million balance of cash and cash equivalents at September 30, 2012.

As of September 30, 2013, our principal source of liquidity was approximately $0.8 million of cash and cash equivalents.   Additionally, we may have access to funds through the exercise of outstanding stock options and warrants and, as mentioned above, from the LPC Purchase Agreement, the Treppel Credit Line and the Hakim Credit Line. There can be no assurance that any of these sources will generate or provide sufficient cash.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $7,089 for the six months ended September 30, 2013.

The NJEDA Bonds require the Company to make an annual principal payment on September 1st of varying amounts as specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal at the applicable rate for the semi-annual period just ended.

The interest payments due on March 1st and September 1st of 2009, 2010 2011, 2012 and 2013, totaling $1,146,150 for all ten payments, were paid from the debt service reserved held in the restricted cash account, due to the Company not having sufficient funds to make such payments when they were due.

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

The Company did not have sufficient funds available to make the principal payments due on September 1, 2013, totaling $915,000, with such amount including the principal payments due on September 1, 2012 and not paid.  There were not sufficient funds available in the debt service reserve and accordingly, the principal payment totaling $915,000 was not made.

Pursuant to the terms of the NJEDA Bonds, the Company is required to replenish any amounts withdrawn from the debt service reserve and used to make principal or interest payments in six monthly installments, each being equal to one-sixth of the amount withdrawn and with the first installment due on the 15th of the month in which the withdrawal from debt service reserve occurred and the remaining five monthly payments being due on the 15th of the five immediately subsequent months. The Company has, to date, made all payments required in relation to the withdrawals made from the debt service reserve on March 1, 2009, September 1, 2009, March 1, 2010, September 1, 2010, March 1, 2011, September 1, 2011, March 1, 2012, September 1, 2012, March 1, 2013 and September 1, 2013.

The Company does not expect to have sufficient available funds as of September 1, 2014, to make principal payments, totaling $1,110,000, and consisting of $195,000 due on September 1, 2014, plus scheduled principal payments totaling $915,000, consisting of $185,000 due on September 1, 2013, and not paid, plus $260,000 due on September 1, 2012, and not paid, plus $245,000 due on September 1, 2011 and not paid plus $225,000 due on September 1, 2010 and not paid.

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

Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the six months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended September 30, 2013, we issued 90,975,634 shares of Common Stock that were unregistered.  Of this amount, a total of 90,974,634 shares of Common Stock were issued to the holders of our Series C, Series E and Series G Preferred Stock, with such consisting of 724,714 shares issued in satisfaction of our obligation to pay a total of $52,196 in dividends earned and/or owing during the three months ended March 31, 2013, and the three months ended June 30, 2013 and 90,150,920 shares were issued pursuant to the conversion of Series E, and Series G Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $9,597,945 at the time of their conversion.  In addition, we issued 100,000 shares pursuant to the exercise of cash warrants, with proceeds received totaling $6,250.  We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock  The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

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

4.8
Form of Warrant to purchase shares of Common Stock issued to designees of lender with respect to financing of an equipment loan incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.*

4.9
Form of Short Term Warrant to purchase shares of Common Stock issued to purchasers in the private placement which initially closed on October 6, 2004 (the “Series A Financing”), incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.10
Form of Long Term Warrant to purchase shares of Common Stock issued to purchasers in the Series A Financing, incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.11
Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series A Financing, incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, dated October 6, 2004, and filed with the SEC on October 12, 2004.*

4.12
Form of Replacement Warrant to purchase shares of Common Stock in connection with the offer to holders of Warrants in the Series A Financing (the “Warrant Exchange”), incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.*

20

4.13
Form of Warrant to purchase shares of Common Stock to the Placement Agent, in connection with the Warrant Exchange, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated December 14, 2005, and filed with the SEC on December 20, 2005.*

4.14
Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.15
Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.16
Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.17
Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.18
Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS  PHARMA,  LLC, incorporated by reference to Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.19
Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference to Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.20
Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.21
Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.22
Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.23
Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.24
Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

21

4.25
Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.26
Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

10.1
Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company.  (Confidential Treatment granted with respect to portions of the Agreement).

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

10.11
August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.  (Confidential Treatment granted with respect to portions of the Agreement).

22

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

10.15	Termination of June 2011, Manufacturing and Supply Agreement between Mikah Pharma LLC and the Company.

10.16	October 15, 2013 Hakim Credit Line Agreement. **

10.17
October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC.  Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended. **

10.18	August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Elite Pharmaceuticals’ Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

* On January 5, 2011, the Company changed its domicile from Delaware to Nevada.  All corporate documents from Delaware have been superseded by Nevada corporate documents filed or incorporated by reference herein.  All outstanding Delaware securities certificates are now outstanding Nevada securities certificates.

** Filed herewith.

23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

Date:	November 14, 2013	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2013	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)

24