Form 10-Q
period 2013-12-31
ELITE PHARMACEUTICALS INC /NV/
filed 2014-02-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
__________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended	to

Commission File Number: 001-15697

ELITE PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	22-3542636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Ludlow Avenue, Northvale, New Jersey	07647
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 5, 2014, the issuer had outstanding 527,082,097 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$1,080,792	$369,023
Accounts receivable (net of allowance for doubtful accounts of -0-)	1,024,284	665,154
Inventories (net of reserve of -0- and $93,338, respectively)	1,531,645	1,358,146
Prepaid expenses and other current assets	281,065	151,051

Total Current Assets	3,917,786	2,543,374

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,391,686 and $5,068,522, respectively	4,116,597	4,028,943

INTANGIBLE ASSETS – net of accumulated amortization of $-0-	6,314,621	694,426

OTHER ASSETS
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposits	35,083	14,314
Restricted cash – debt service for EDA bonds	327,014	267,820
EDA bond offering costs, net of accumulated amortization of $118,153 and $107,519, respectively	236,300	246,934

Total Other Assets	3,927,719	3,858,390

TOTAL ASSETS	$18,276,723	$11,125,133

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2013	2013
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
EDA bonds payable	$3,385,000	$3,385,000
Short term loans and current portion of long-term debt	1,177	6,296
Convertible Note Payable (net of debt discount of $3,932,879 and -0-, respectively	6,067,121	-0-
Derivative Liability – convertible note payable	727,273	-0-
Related Party Line of Credit	320,148	600,000
Accounts payable and accrued expenses	1,990,728	1,325,126
Deferred revenues	13,333	13,333
Preferred share derivative interest payable	480	27,500

Total Current Liabilities	12,505,260	5,357,255

LONG TERM LIABILITIES
Deferred revenues	142,223	152,223
Other long term liabilities	98,340	91,571
Derivative liability – preferred shares	19,200	6,334,621
Derivative liability – warrants	10,439,126	7,862,848

Total Long Term Liabilities	10,698,889	14,441,263

TOTAL LIABILITIES	23,204,149	19,798,518

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 690,000,000 shares. Issued 513,217,800 shares and 374,493,959 shares, respectively. Outstanding 513,117,800 shares and 374,393,959 shares, respectively	513,219	374,495

Additional paid-in-capital	133,075,266	119,690,336

Accumulated deficit	(138,209,070)	(128,431,375)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(4,927,426)	(8,673,385)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,276,723	$11,125,133

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	December 31,		December 31,
	2013	2012	2013	2012
REVENUES
Manufacturing Fees	$891,838	$400,494	$2,356,619	$1,246,210
Royalties & Profit Splits	743,125	156,454	1,147,958	439,117
Lab Fee Revenues	58,283	110,734	69,255	195,427

Total Revenues	1,693,246	667,682	3,573,832	1,880,754

COSTS OF REVENUES	994,582	266,792	2,190,229	1,200,787

Gross Profit	698,664	400,890	1,383,603	679,967

OPERATING EXPENSES
Research and Development	1,290,858	238,268	2,715,126	663,625
General and Administrative	494,469	380,976	1,143,487	1,147,112
Non-cash compensation through issuance of stock options	23,662	15,133	52,085	36,379
Depreciation and Amortization	126,827	40,723	372,227	108,094

Total Operating Expenses	1,935,816	675,100	4,282,925	1,955,210

(LOSS) FROM OPERATIONS	(1,237,152)	(274,210)	(2,899,322)	(1,275,243)

OTHER INCOME / (EXPENSES)
Interest expense, net	(359,130)	(63,924)	(689,852)	(183,709)
Change in fair value of warrant derivatives	656,844	5,765,992	(2,576,278)	2,770,912
Change in fair value of preferred share derivatives	4,228	3,963,126	(3,462,104)	(867,741)
Change in fair value of convertible note derivative	(127,273)	—	(127,273)	—
Interest expense attributable to preferred share derivatives	632	(27,818)	(40,428)	(111,719)
Discount in Series E issuance attributable to beneficial conversion features	—	—	—	(437,500)
Other Income	—	—	19,831	—

Total Other Income / (Expense)	175,301	9,637,376	(6,876,104)	1,170,243

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,061,851)	9,363,166	(9,775,426)	(105,000)

PROVISION FOR INCOME TAXES	—	—	(2,269)	(4,023)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,061,851)	$9,363,166	$(9,777,695)	$(109,023)

NET INCOME (LOSS) PER SHARE
Basic	$(0.00)	$0.03	$(0.02)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	508,638,816	350,220,224	439,720,987	345,384,514
Diluted	508,638,816	486,207,413	439,720,987	345,384,514

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance at March 31, 2013	374,493,959	$374,495	$119,690,336	100,000	$(306,841)	$(128,431,375)	$(8,673,385)

Net Loss						(9,777,695)	(9,777,695)

Common shares sold pursuant to the Lincoln Park Capital purchase agreement	39,630,813	39,631	3,470,369				3,510,000

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	873,518	874	66,575				67,449

Conversion of Series C, Series E and Series G Preferred Shares into Common Shares	91,628,937	91,629	9,685,895				9,777,524

Non-cash compensation through the issuance of stock options			52,085				52,085

Costs associated with raising capital			(47,987)				(47,987)

Common shares issued as commitment shares pursuant to the Lincoln Park Capital purchase agreement	3,957,239	3,957	(3,957)				—

Common shares issued pursuant to the exercise of cash warrants	2,633,334	2,633	161,950				164,583

Balance at December 31, 2013	513,217,800	$513,219	$133,075,266	100,000	$(306,841)	$(138,209,070)	$(4,927,426)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	NINE MONTHS ENDED DECEMBER 31
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,777,695)	$(109,023)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	334,277	330,543
Change in fair value of warrant derivative liability	2,576,278	(2,770,912)
Change in fair value of preferred share derivative liability	3,462,104	867,741
Change in fair value of convertible note derivative	127,273	—
Discount in Series E issuance attributable to embedded beneficial conversion feature	—	437,500
Preferred share derivative interest satisfied by the issuance of common stock	67,449	155,184
Non-cash compensation accrued	344,500	190,000
Non-Cash Interest Expense	469,805	—
Non-cash compensation from the issuance of options	52,085	36,379
Non-cash rent expense	5,698	7,215
Non-cash lease accretion	1,070	1,008
Changes in Assets and Liabilities
Accounts receivable	(359,130)	(129,539)
Inventories	(173,499)	(679,549)
Prepaid and other current assets	(150,783)	62,425
Accounts payable, accrued expenses and other current liabilities	315,980	137,640
Deferred revenues and Customer deposits	(10,000)	40,130
Derivative interest payable	(27,020)	(43,466)
NET CASH USED IN OPERATING ACTIVITIES	(2,741,608)	(1,466,724)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(379,615)	(110,787)
Cost of leasehold improvements	(31,682)	(32,801)
Costs incurred for intellectual property assets	(22,878)	(40,001)
Deposits to / (withdrawals from) restricted cash, net	(59,194)	(62,466)
NET CASH USED IN INVESTING ACTIVITIES	(493,369)	(246,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series E Convertible Preferred Stock	—	437,500
Proceeds from sale of common shares to Lincoln Park Capital	3,510,000	—
Proceeds from exercise of cash warrants	164,583	187,500
Proceeds from draws against credit lines from related parties	320,150	500,000
Other loan payments	—	(5,117)
Costs associated with raising capital	(47,987)	(9,856)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,946,746	1,110,027

NET CHANGE IN CASH AND CASH EQUIVALENTS	711,769	(602,752)

CASH AND CASH EQUIVALENTS – beginning of period	369,023	668,407
CASH AND CASH EQUIVALENTS – end of period	$1,080,792	$65,655

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$160,680	$115,623
Cash paid for taxes	2,269	4,023
Non-Cash Financing Transactions
Commitment shares issued to Lincoln Park Capital	320,522	—
Conversion of Preferred Shares to Common Shares	9,777,524	—
Acquisition of intellectual property	5,597,317	—
Convertible note payable	5,597,317	—
Issuance of note payable to related party in payment of balance due on line of credit owed to the same related party	600,000

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

NOTE 1 -	DEFINITIONS

“Cash Reserves” are equal to the amount listed in Note 2

“Current Balance Sheet Date” means December 31, 2013

“Current Bond Liability” is equal to the amount listed in Note 2

“Current Fiscal Year” means the twelve months ended March 31, 2014

“Current Quarter” means the three months ended December 31, 2013

“Current YTD” means the nine months ended December 31, 2013

“Derivative Interest Liability Common Shares” means the following Common Shares issued in lieu of cash in payment of Derivative Interest due and owing as of the Current Balance Sheet Date:
Common Shares Issued
4,295

“FDA” means the U.S. Food and Drug Administration

“Hakim Credit Line Limit” equals $1,000,000

“Hakim Credit Line Balance” equals $320,150

“Hakim Credit Line Interest Due” equals $6,527

“Outstanding Bond Principal Payments” means principal payments which were due and owing on the NJEDA Bonds on or before the Current Balance Sheet Date and not made, consisting of the following:
Payment Date	Amount
September 1, 2010	225,000
September 1, 2011	470,000
September 1, 2012	730,000
September 1, 2013	915,000

“Prior Year Balance Sheet Date” means December 31, 2012

“Prior Fiscal Year” means the twelve months ended March 31, 2013

“Prior Year Quarter” means the three months ended December 31, 2012

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

“Treppel Credit Line Balance” equals zero

“Treppel Credit Line Interest Due” equals $8,384

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013 and filed with the SEC on June 21, 2013.  There have been no changes in significant accounting policies since March 31, 2013.

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

The accompanying unaudited condensed consolidated financial statements were prepared on the assumption that the Company will continue as a going concern.  As of the Current Balance Sheet Date, the Company had the following:

Cash reserves (“Cash Reserves”)	$1.1	million
Working capital deficit (“Working Capital Deficit”)	$8.6	million
Losses from operations for the Current Quarter	$1.2	million
Other income for the Current Quarter	$0.2	million
Net loss for the Current Quarter	$1.1	million
NJEDA Bonds Payable (“Current Bond Liability”)	$3.4	million

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

On November 21, 2013, Elite entered into an unsecured convertible note (the “Treppel Note”) with Jerry Treppel (“Treppel”), Elite’s Chairman of the Board, in the amount of $600,000 for the unpaid current principal amount owed pursuant to the Treppel Bridge Loan Agreement (“Treppel Credit Line”). The original Treppel Credit Line agreement was executed on June 12, 2012 and amended on December 5, 2012 and August 2, 2013.

The Note is interest free and due and payable on the third anniversary of its issuance. Subject to certain limitations, the principal amount of the Note is convertible at the option of Treppel on and after the first anniversary of the date of the Note into shares of the Company’s Common Stock at a rate of $0.099 (approximately 10,101 shares per $1,000 in principal amount), the closing market price of the Company’s Common Stock on the date that the Note was executed. The conversion rate is adjustable for customary corporate actions such as stock splits and, subject to certain exclusions, includes weighted average anti-dilution for common stock transactions at prices below the then applicable conversion rate.

The foregoing description of the Note is qualified in its entirety by reference to the full text of the Note, a copy of which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 26, 2013, with such exhibit and filing being herein in its entirety by reference. The representations, warranties and covenants contained in such Note was made only for purposes of such Note and as of a specific date, was solely for the benefit of the parties to such Note, and may be subject to limitations agreed upon by the contracting parties.

As of the Current Balance Sheet Date, the principal balance of the Treppel Credit Line was equal to the Treppel Credit Line Balance and the interest due was equal to the Treppel Credit Line Interest Due. Please also see Note 16- Subsequent Transaction.

On October 15, 2013, Elite entered into a bridge loan agreement (the “Hakim Credit Line Agreement”) with Nasrat Hakim, the Company’s CEO and President.  Under the terms of the Hakim Credit Line Agreement, Elite has the right, in its sole discretion to a line of credit (the “Hakim Credit Line”) in the maximum principal amount of up to the Hakim Credit Line Limit, at any one time.  Mr. Hakim provided the Hakim Credit Line for the purpose of supporting the acceleration of Elite’s product development activities. The outstanding amount is evidenced by a promissory note which shall mature on June 30, 2015, at which time the entire unpaid principal balance, plus accrued interest thereon shall be due and payable in full.  Elite may prepay any amounts owed without penalty.  Any such prepayments shall first be applied to interest due and owing and then to principal.  Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year.  Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Credit Line Agreement, the Company may borrow, repay and reborrow under the Hakim Credit Line through maturity.  Amounts borrowed under the Hakim Credit Line bear interest at the rate of ten percent (10%) per annum.  For more detailed information, please refer to the Current Reports on Form 8-K filed with the SEC on October 16, 2013 and exhibit 10.16 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013, with such filings being herein incorporated by reference.

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

Shares issued pursuant to the LPC Purchase Agreement are summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Initial commitment shares issued	—	—	2,929,115	—
Additional commitment shares issued	471,590	—	1,028,124	—
Purchased shares issued	13,774,792	—	39,630,813	—
Proceeds from purchased shares	$1,610,000	—	$3,510,000	$—

Despite having entered into the Treppel Credit Line Agreement, the Hakim Credit Line Agreement and the LPC Purchase Agreement we still may be required to seek additional capital in the future and there can be no assurances that Elite will be able to obtain such additional capital on favorable terms, if at all.

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued (please see note 16).

Segment Reporting
FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in one segment for the three and nine months ended December 31, 2013.

NOTE 3 -	CASH
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
Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost (first-in, first-out basis) or market (net realizable value), and summarized as follows:

	December 31, 2013	March 31, 2013
Raw Materials	$978,192	$774,758
Work-in-Process	553,453	676,726
Finished Goods	—	—
Less: Inventory Reserve	—	(93,338)
Total Inventory	$1,531,645	$1,358,146

NOTE 5 -	INTANGIBLE ASSETS

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

As of the Current Balance Sheet Date, the following costs were recorded as intangible assets on the Company’s balance sheet:
	Patent		Total
	Application	ANDA	Intangible
	Costs	Acquisitions	Assets
Intangible Assets as of March 31, 2013	$244,424	$450,000	$694,424

Costs Capitalized During Current Fiscal Year
Three months ended June 30, 2013	18,498	—	18,498
Three months ended September 30, 2013	3,765	5,597,317	5,601,082
Three months ended December 31, 2013	617	—	617
Total Costs Capitalized-nine months ended December 31, 2013	22,880	5,597,317	5,620,197

Amortization of Intangible Assets During Current Fiscal Year
Three months ended June 30, 2013	—	—	—
Three months ended September 30, 2013	—	—	—
Three months ended December 31, 2013	—	—	—
Total Amortization – nine months ended December 31, 2013	—	—	—

Intangible Assets as of December 31, 2013	$267,304	$6,047,317	$6,314,621

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

Bond issue costs were paid from the bond proceeds and are being amortized over the life of the bonds. These costs and amortization activity are summarized as follows:

			Balances
			As of
	Balances As of	Amortization Expense	Current Balance Sheet
Description	March 31, 2013	Current YTD	Date
Bond Issue Costs	$354,453		$354,453
Accumulated Amortization	(107,519)	(10,634)	(118,153)
Unamortized Balance	$246,934		$236,300

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

In addition, the Company did not have sufficient funds available to make the principal payments due on September 1, 2010, September 1, 2011, September 1, 2012 and September 1, 2013.  These principal payments are summarized as follows:

Payment Date	Amount
September 1, 2010	$225,000	(1)
September 1, 2011	470,000	(2)
September 1, 2012	730,000	(3)
September 1, 2013	915,000	(4)

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

Preferred Stock Derivative Liabilities

Preferred Stock Derivative Liability as of Current Balance Sheet Date
	Series C	Series E	Series G	Total
Preferred Shares Authorized	3,200	4,000	1,375	8,575
Preferred shares Outstanding	24	—	—	24

Underlying common shares into which Preferred may convert	160,000	—	—	160,000

Closing price on valuation date	$0.12	$0.12	$0.12	$0.12

Preferred stock derivative liability at Current Balance Sheet Date	$19,824	—	—	$19,824

Preferred stock derivative liability at March 31, 2013	$697,584	$5,637,037	—	$6,334,621

CHANGE IN VALUE OF PREFERRED STOCK DERIVATIVE LIABILITY
	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
Change in Preferred Stock Derivative Liability	$4,228	$3,963,126	$(3,462,104)	$(867,741)

Warrant Derivative Liabilities
The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

FAIR VALUE OF WARRANT DERIVATIVE LIABILITY
	March 31	June 30	September 30	December 31
	2013	2013	2013	2013
Risk-Free interest rate	0.04% - 0.77%	0.02% - 1.41%	0.03% - 1.39%	..01% - 1.26%
Expected volatility	106% - 168%	35% - 97%	62% - 117%	70% - 124%
Expected life (in years)	0.5 – 5.1	0.2 – 4.8	0.8 – 4.6	0.5 – 4.3
Expected dividend yield	—	—	—	—
Number of warrants	139,344,939	139,344,939	120,491,539	117,958,205

Fair Value of Warrant Derivative Liability	$7,862,848	$4,966,391	$11,095,970	$10,439,126

CHANGE IN VALUE OF WARRANT DERIVATIVE LIABILITY
	Three months ended		Nine months ended
	December 31		December 31
	2013	2012	2013	2012
Change in Warrant Derivative Liability	$656,844	$5,765,992	$(2,576,278)	$2,770,912

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

Preferred share derivative interest payable as of the Current Balance Sheet Date consisted of the amount reported on the liability section of the balance sheet and titled “Preferred Share Derivative Interest Payable”.  This amount was paid via the issuance of the Derivative Interest Liability Common Shares in January 2014.

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

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

RENT EXPENSE
	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
Rent Expense	$22,584	$22,584	$67,753	$67,753

Change in deferred rent liability	$1,899	$2,403	$5,698	$7,215

DEFERRED RENT LIABILITY (LONG-TERM LIABILITY)
	March 31	June 30	September 30	December 31
	2013	2013	2013	2013
Balance of Deferred Rent Liability	$68,260	$70,160	$72,062	$73,961

NOTE 10 -	DEFERRED REVENUES

Deferred revenues are summarized as follows:

Advance payment received	$200,000
Total revenue recognized as of March 31, 2013	(34,444)
Revenue recognized nine months ended December 31, 2013	(10,000)
Total Deferred Revenues as of Current Balance Sheet Date	$155,556

Current Portion of Deferred Revenues as of Current Balance Sheet Date	$13,333
Non-Current Portion of Deferred Revenues as of Current Balance Sheet Date	$142,223

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

Common Stock

During the Current YTD, the Company issued shares of Common Stock, as follows:

Shares
Of
Description	Common Stock
Common Shares issued in lieu of cash in payment of Preferred Share Derivative Interest	873,518

Common Shares issued pursuant to the conversion of Series C, Series E and Series G Preferred Share derivatives	91,628,937

Common shares sold pursuant to the LPC Purchase Agreement	39,630,813

Common shares issued as commitment shares pursuant to the LPC Purchase Agreement	3,957,239

Common shares issued pursuant to the exercise of cash warrants	2,633,334

Total Common Shares issued during the Current YTD	138,723,841

Options

Options issued and outstanding as of the Current Balance Sheet Date are summarized as follows:
	Number of Options	Range of Exercise Prices
Vested Options	2,203,999	$0.06 to $2.75
Non-Vested Options	3,540,001	$0.07 to $0.12

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

The calculation of Basic EPS and Diluted EPS is summarized as follows:
	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2013	2012	2013	2012
Numerator
Net Income (loss) attributable to common shareholders - Basic	$(1,061,851)	$9,363,166	$(9,777,695)	$(109,023)

Net Income attributable to common shareholders - Diluted	n/a	(365,952)	n/a	n/a

Denominator
Weighted-average shares of common stock outstanding	508,638,816	350,220,224	439,720,987	345,384,514

Dilutive effect of stock options, warrants and convertible securities	n/a	135,987,189	n/a	n/a

Net (loss) income per share
Basic	$(0.00)	$0.03	$(0.02)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

NOTE 13 -	RELATED PARTY TRANSACTION - BORROWING AGAINST THE TREPPEL AND HAKIM CREDIT LINES

As of the Current Balance Sheet Date, Elite owed the Treppel Credit Line Balance and the Treppel Credit Line Interest Due in relation to the Treppel Credit Line.   Both amounts were recorded as current liabilities on Elite’s balance and included in the line item titled “Short term loans and current portion of long-term debt”.

As of the Current Balance Sheet Date, Elite owed the Hakim Credit Line Balance and the Hakim Credit Line Interest Due in relation to the Hakim Credit Line.   Both amounts were recorded as current liabilities on Elite’s balance and included in the line item titled “Short term loans and current portion of long-term debt”.

For further details on the Treppel Credit Line, please refer to Note 2 of these financial statements and the Current Reports on Form 8-K filed with the SEC on June 13, 2012 and December 10, 2012, with such filings being herein incorporated by reference.

For further details on the Hakim Credit Line, please refer to Note 2 of these financial statements, exhibit 10.16 of the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013 and the Current Report on Form 8-K filed with the SEC on October 16, 2013 with filings being herein incorporated by reference.

NOTE 14-	RELATED PARTY TRANSACTION – MIKAH PURCHASE AGREEMENT AND NOTE PAYABLE; HAKIM EMPLOYMENT AGREEMENT

On August 1, 2013, Elite Laboratories Inc. (“Elite Labs”), a wholly owned subsidiary of the Company, executed an asset purchase agreement (the “Mikah Purchase Agreement”) with Mikah Pharma LLC (“Mikah”), an entity that is wholly owned by Mr. Nasrat Hakim, who, in conjunction with this transaction, was appointed as Elite’s CEO, President and a Director on August 2, 2013, and acquired from Mikah a total of 13 Abbreviated New Drug Applications (“ANDAs”) consisting of 12 ANDAs approved by the FDA and one ANDA under active review with the FDA, and all amendments thereto (the “Acquisition”) for aggregate consideration of $10,000,000, inclusive of imputed interest payable pursuant to a non-interest bearing, secured convertible note due in August 2016 (the “Mikah Note”).

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

Please note that on October 2, 2013, Elite executed a manufacturing and licensing agreement with Epic Pharma LLC (“Epic”) to manufacture, market and sell in the United States and Puerto Rico twelve of the thirteen products.  Of the 12 products, Epic will have the exclusive right to market six products, and a non-exclusive right to market six. Please refer to the applicable section of Note 15 of these financial statements, Exhibit 10.17 of the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013 and the Current Report on Form 8-K filed with the SEC on October 2, 2013, with all such filings being herein incorporated by reference.

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

The difference between the face value of the Mikah Note and the net present value of the Mikah Note, inclusive of discount for imputed interest at the date of issuance of the Note was recorded as a debt discount and the ANDA’s assigned an aggregate cost equal to the net present value of the Note.  The cost assigned to the ANDA’s was evaluated for fairness, summarized as follows:

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

The debt discount is being amortized to interest expense over the life of the Mikah Note, using the interest method, with such amortization being summarized as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012

Interest expense on note payable to Mikah Pharma LLC	$286,414	—	$469,805	—

Please also see Note 16- Subsequent Transactions.

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

NOTE 15 -       RELATED PARTY TRANSACTION: TREPPEL NOTE PAYABLE

On November 21, 2013, Elite entered into an unsecured convertible note (the “Treppel Note”) with Jerry Treppel (“Treppel”), Elite’s Chairman of the Board, in the amount of $600,000 for the unpaid current principal amount owed pursuant to the Treppel Bridge Loan Agreement (“Treppel Credit Line”). The original Treppel Credit Line agreement was executed on June 12, 2012 and amended on December 5, 2012 and August 2, 2013.

The Treppel Note is interest free and due and payable on the third anniversary of its issuance. Subject to certain limitations, the principal amount of the Treppel Note is convertible at the option of Treppel on and after the first anniversary of the date of the Treppel Note into shares of the Company’s Common Stock at a rate of $0.099 (approximately 10,101 shares per $1,000 in principal amount), the closing market price of the Company’s Common Stock on the date that the Treppel Note was executed. The conversion rate is adjustable for customary corporate actions such as stock splits and, subject to certain exclusions, includes weighted average anti-dilution for common stock transactions at prices below the then applicable conversion rate.

The foregoing description of the Treppel Note is qualified in its entirety by reference to the full text of the Note, a copy of which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 26, 2013, with such exhibit and filing being herein in its entirety by reference. The representations, warranties and covenants contained in such Note was made only for purposes of such Note and as of a specific date, was solely for the benefit of the parties to such Note, and may be subject to limitations agreed upon by the contracting parties.

The Treppel Note has been recorded as a derivative instrument using the fair value method, with such fair value being recorded at issuance, and subsequently as of the Balance Sheet Date. Furthermore, as a result of the requirement to record the fair value both initially and subsequently, there were insufficient proceeds to allocate any amount the conversion feature of the Treppel Note, and accordingly, it has no carrying value on the inception date.

The following table summarizes the relevant components of the valuation at issuance and as of the Balance Sheet Date:

	Issuance Date	Balance
	Nov 21, 2013	Sheet Date
Principal amount of Treppel Note	$600,000	$600,000
Conversion Rate	$0.099	$0.099
Underlying common shares into which the Treppel Note may convert	6,060,606	6,060,606

Closing price of Common Stock at valuation date	$0.099	$0.12
Treppel Note derivative liability at valuation date	$600,000	$727,273

Derivative expense from the change in fair value of the Treppel Note	$-0-	$127,273

Please see Note 16-Subsequent Events.

NOTE 16 -       SUBSEQUENT EVENTS

Common shares issued in lieu of cash in payment of derivative interest expense
The Derivative Interest Liability Common Shares were issued during January 2014 in payment of those amounts listed as a current liability as of the Current Balance Sheet Date under the line item “Preferred Share Derivative Interest Payable”.

Common Stock sold pursuant to the LPC Purchase Agreement
Subsequent to the Current Balance Sheet Date and up to February 5, 2013 (the latest practicable date), a total of 11,275,832 shares of Common Stock were sold pursuant to the LPC Purchase Agreement inclusive of purchase and commitment shares.

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

Conversion of Series C to Common
On February 3, 2014, pursuant to the Certificate of Designations of the Company’s Series C Preferred Stock, an automatic conversion of all outstanding shares of the Series C Preferred Stock occurred.  A total of 167,836 shares of Common Stock were issued pursuant to the automatic conversion, consisting of 167,106 shares issued in relation to the conversion of a total of 24 shares of Series C Preferred Stock into Common Stock and 730 shares issued in lieu of cash in payment of derivative interest expense totaling $160 due and owing to the holder of the Series C Preferred shares being converted for the month of January 2014.  After this automatic conversion, there were no outstanding shares of Series C Preferred Stock.

Designation of new Series I Preferred Stock
On February 6, 2014, the Company filed a Certificate of Designations (the “COD”) with the Nevada Secretary of State designating a new series of convertible preferred stock - Series I Preferred Stock (the “I Preferred Stock”) and setting forth the various rights, preferences, restrictions and other matters related to the I Preferred Stock.  500 shares were designated as I Preferred Stock.  Each share of I Preferred Stock has a Stated Value of $100,000 and is convertible at the option of the holder thereof (the “Holder”) into such number of shares of Common Stock determined by dividing the Stated Value of such share of I Preferred Stock by the Conversion Price (currently $0.07, subject to adjustment pursuant to the terms of the COD).  Each share of I Preferred is entitled to vote along with the holders of Common Stock and each share is entitled to votes equal to the number of shares of Common Stock into which they are convertible. Holders are entitled to dividends if and when declared in an amount equal to the dividend he or she would have been entitled to receive upon conversion, in full, of one share of Series I Preferred in to Common Stock.  Upon any liquidation, dissolution or winding-up of the Company, each Holder is entitled to receive, pari passu and pro rata with the holders of Common Stock, out of the assets of the Company an amount equal to the amount distributable with regard to the number of shares of Common Stock into which the shares of Series I Preferred Stock held by the Holder are convertible.

The foregoing description of the Certificate of Designations is qualified in its entirety by reference to the full text of the Certificate of Designations, which is included as Exhibit 4.1 to the Current Report on Form 8K filed with the SEC on February 7, 2014 with such filing being herein incorporated in its entirety by reference.

Amendment of Mikah and Treppel Notes
On February 7, 2014, the Company, and Elite Laboratories, Inc., its wholly-owned subsidiary, amended the following convertible promissory notes: (i) an August 1, 2013 Secured Convertible Note to Mikah Pharma LLC (“Mikah”) due August 1, 2016 in the principal amount of  $10,000,000 (the “Mikah Note”), and (ii) a November 21, 2013 Convertible Note to Jerry Treppel due November 21, 2016 in the principal amount of  $600,000 (the “Treppel Note” and, together with the Mika Note, the “Notes”).  Mikah is owned by the Company’s CEO and President and Mr. Treppel is a director of the Company.  Generally, the Notes were amended to make them convertible into shares of the Company’s newly created Series I Convertible Preferred Stock.  For a description of this new series of preferred stock, please see “Item 5.03” below.  The Mikah Note also was amended to make it immediately exercisable.

The foregoing description of the Amendments to the Notes is qualified in its entirety by reference to the full text of the Amendments, copies of which are attached as Exhibits 10.1 and 10.2, respectively, to the Current Report on Form 8K filed with the SEC on February 7, 2014 and are incorporated herein in their entirety by reference.

Conversion of Mikah and Treppel Notes Payable to Series I
On February 7, 2014, Mikah converted the entire Mikah Note into 100 shares of I Preferred Stock and Treppel converted the entire Treppel Note into 4.242 shares of the Company’s Series I Convertible Preferred Stock.  We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Common shares issued pursuant to the exercise of cash warrants
Subsequent to the Current Balance Sheet date and through February 5, 2014 (the latest practicable date), the Company issued a total of 2,416,334 shares of common stock pursuant to the exercise of cash warrants.  Proceeds received from such warrant exercises totaled $151,021.

Sale of New Jersey State Net Operating Losses
In January 2014, Elite Laboratories Inc., a wholly owned subsidiary of Elite Pharmaceuticals Inc. received final approval from the New Jersey Economic Development Authority for the sale of New Jersey net operating losses with net tax benefits equal to $332,424 under the Technology Business Tax Certificate Transfer Program.  The Company sold the net operating loss approved for sale at a transfer price equal to ninety two cents for every benefit dollar.  The proceeds of such sale, totaling $295,710, were received by Elite Laboratories Inc. during February 2014.

NOTE 17 -       RIGHTS PLAN

On November 15, 2013, our board of directors declared a dividend distribution of one right for each outstanding share of our common stock and one right for each share of Common Stock into which any of our outstanding Preferred Stock is convertible, to stockholders of record at the close of business on that date. Each Right entitles the registered holder to purchase from us one “Unit” consisting of one one-millionth (1/1,000,000) of a share of Series H Junior Participating preferred stock, par value $0.01 per share (the “H Preferred Stock”), at a purchase price of $2.10 per Unit, subject to adjustment, and may be redeemed prior to November 15, 2023, the expiration date, at $0.000001 per Right, unless earlier redeemed by the Company. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Mr. Hakim, our Chief Executive Officer, the Rights Plan's the 15% threshold excludes shares beneficially owned by him as of November 15, 2013 and all shares issuable to him pursuant to his employment agreement and the Mikah Note. The description and terms of the Rights are set forth in a Rights Agreement (“Rights Agreement”) between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent. For more detailed information, please refer to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013, and exhibits 1 (Rights Agreement) and 2 (Series H Junior Participating Preferred Stock Certificate of Designations) filed therewith, with such filings being herein incorporated by reference.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2013
COMPARED TO THE
THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2012
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

We own, license or contract manufacture eight products currently being sold commercially, as follows:
•	Phentermine 37.5mg tablets (“Phentermine 37.5mg”)
⋅	Lodrane D® Immediate Release capsules (“Lodrane D”)
•	Methadone 10mg tablets (“Methadone 10mg”)
⋅	Hydromorphone Hydrochloride 8mg tablets (“Hydromorphone 8mg”)
•	Phendimetrazine tartrate 35mg tablets (“Phendimetrazine 35mg”)
⋅	Phentermine 15mg capsules (“Phentermine 15mg”)
•	Phentermine 30mg capsules (“Phentermine 30mg”)

•	Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)

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

On December 16, 2013, the USPTO issued a Notice of Allowance for Elite’s application number 13/863,764 entitled “Abuse-Resistant Oral Dosage Forms and Method of Use Thereof”.  As of the date of filing of this Quarterly Report on Form 10-Q, Elite has not been notified of the issuance of a patent in relation to this allowance.

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

Hydromorphone 8mg tablets
On March 13, 2012, Elite commenced shipping Hydromorphone 8mg to TAGI Pharma.  This triggered a milestone payment under the License Agreement with Precision Dose.  Hydromorphone 8mg is now a commercial product being distributed by our partner, TAGI Pharma.

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

A current report on Form 8-K was filed with the SEC on September 18, 2013, such filing being herein incorporated by reference.

Approved Products
Elite is the owner of the following approved Abbreviated New Drug Applications (“ANDA’s”):
•	Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)
⋅	Hydromorphone HCl 8mg tablets (“Hydromorphone 8mg”)
•	Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)
⋅	Phentermine HCl 15mg capsules (“Phentermine 15mg”)
•	Phentermine HCl 30mg capsules (“Phentermine 30mg”)
⋅	Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)

In addition, in August 2013, Elite acquired approved Abbreviated New Drug Applications (“ANDAs”) for 12 products (the “Mikah Approved ANDAs”) and one ANDA that is under active review with the FDA (the “Mikah ANDA Application Product”) that were acquired pursuant to the asset purchase agreement with Mikah Pharma dated August 1, 2013 (the “Mikah Asset Purchase Agreement”).   On October 2, 2013, Elite executed a Manufacturing and License Agreement (the “Epic Agreement”) with Epic Pharma LLC. (“Epic”), to manufacture, market and sell in the United States and Puerto Rico 12 generic products owned by Elite. Of the 12 products, Epic will have the exclusive right to market six products, and a non-exclusive right to market six other products. Epic is responsible for all regulatory and pharmacovigilance matters related to the products and for all costs related to the site transfer for all products. Pursuant to the Epic Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Epic Agreement, earned by Epic as a result of sales of the products. The manufacturing cost used for the calculation of the license fee is a predetermined amount per unit plus the cost of the drug substance (API) and the sales cost for the calculation is predetermined based on net sales. If Elite manufactures any product for sale by Epic, then Epic shall pay that same predetermined manufacturing cost per unit plus the cost of the API. The license fee is payable monthly for the term of the Epic Agreement. Epic shall pay to Elite certain milestone payments as defined by the Epic Agreement. The first milestone payment has been paid. Subsequent milestone payments are due upon the filing of each product’s supplement with the FDA and the FDA approval of site transfer for each product as specifically itemized in the Epic Agreement. The term of the Epic Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Twelve months following the launch of a product covered by the Epic Agreement, Elite may terminate the marketing rights for any product if the license fee paid by Epic falls below a designated amount for a six month period of that product. Elite may also terminate the exclusive marketing rights if Epic is unable to meet the annual unit volume forecast for a designated Product group for any year, subject to the ability of Epic, during the succeeding six month period, to achieve at least one-half of the prior year’s minimum annual unit volume forecast. The Epic Agreement may be terminated by mutual agreement of Elite and Epic, as a result of a breach by either party that is not cured within 60 days notice of the breach or by Elite as a result of Epic becoming a party to a bankruptcy, reorganization or other insolvency proceeding that continues for a period of 30 days or more.

For further details on the Mikah Asset Purchase Agreement, Mikah Approved ANDAs and Mikah ANDA Application Product, please refer to the Current Report on Form 8-K filed with the SEC on August 5, 2013 and herein incorporated by reference.  For further details on the Epic Agreement, please refer to exhibit 10.17 of the Quarterly Report on Form 10-Q  filed with the SEC on November 14, 2013 and the Current Report on Form 8-K filed with the SEC on October 8, 2013, both filings being herein incorporated by reference.

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

Phentermine 15mg and Phentermine 30mg
Elite received approval as of September 28, 2012 from the US-FDA for Phentermine 15mg and Phentermine 30mg.  These products were developed by Elite.  The commercial launch of Phentermine 15mg and Phentermine 30mg had been delayed due to the sole supplier of the API approved for these products restricting the amount of such API available to Elite.  We resolved this issue and the Phentermine 15mg and Phentermine 30mg products were launched in April 2013.  The resolution of this issue related to the supply of API, however, required us to pay substantially higher prices than previously paid for the Phentermine API while seeking approval from the FDA of an alternate supplier of the API. Such approval has recently been received, resulting in lower prices and a sufficient supply of materials.  Please note that the results reported on this Quarterly Report on Form 10-Q do not reflect the positive effects resulting from the approval of the alternate API supplier, due to such approval being received at the end of the period covered by this Current Report on Form 10-Q.

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

Contract Manufacturing of Isradapine and Phendimetrazine

On June 1, 2011, Elite executed a Manufacturing and Supply Agreement (the “Phendimetrazine Agreement”) with Mikah Pharma, LLC (“Mikah”) to undertake and perform certain services relating to two generic products: Isradapine Capsules USP, 2.5 mg and 5 mg (“Isradapine”) and Phendimetrazine Tartrate Tablets USP, 35 mg (“Phendimetrazine”).

On September 21, 2012, the Phendimetrazine Agreement was amended to remove Isradapine from the agreement, due to the discontinuance of development activities related to Isradapine.

On August 9, 2013, the Isradapine/Phendimetrazine Agreement was terminated by the written agreement of both parties, as a result of the Mikah Asset Purchase Agreement making the Phendimetrazine Agreement not relevant.

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

On December 5, 2013, Elite initiated the first dosing of a pilot bioequivalence study in healthy volunteers for the Company’s twice daily abuse deterrent oxycodone/naltrexone product, meeting the Company’s goal of initiating human pilot studies of a commercially scaled-up, abuse-resistant opioid product before the end of the year.

On January 14, 2014, Elite initiated the first dosing of a pivotal bioequivalence study in healthy volunteers for an undisclosed abuse deterrent product utilizing Elite’s proprietary pharmacological abuse deterrent technology.  This study, which is on a different product than the product related to the pilot bioequivalence study initiated on December 5, 2013, is a single-dose, open-label, partially randomized, three-way crossover study in which 52 healthy adult subjects will receive treatment in a partially randomized sequence.  The primary objective of this study is to compare the bioavailability of the Company’s abuse deterrent product to that from the reference listed drug under fasted and fed conditions.  The secondary objectives are: (i) determine whether or not subjects receiving the Company’s formulation are exposed to naltrexone; and (ii) evaluate the safety and tolerability of the Company’s product.

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

Product Development Agreements
Elite is currently performing services pursuant to product development agreements with the following:
•	Hi-Tech Pharmacal Co. (the “Hi-Tech Development Agreement”)
⋅	A Private Hong Kong based company (the “Hong Kong D&L Agreement”)

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

Results of Consolidated Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Our revenues for the three months ended December 31, 2013 were $1,693k an increase of $1,026k or approximately 154% over revenues for the comparable period of the prior year, and consisted of $892k in manufacturing fees, $58k in lab and product development fees and $743k in royalties and license fees. Revenues for the three months ended December 31, 2012, consisted of $400k in manufacturing fees, $111k in lab and product development fees, and $156k in royalties and license fees.  Manufacturing fees increased by approximately 123% as a result of the launch in September 2013 of Naltrexone 50mg tablets, growth in the two products launched in April 2013, Phentermine 15mg and 30mg capsules and the strong year-on-year growth of Elite’s Phentermine 37.5mg tablets, Hydromorphone 8mg tablets and contract manufactured Methadone 10mg product lines.  Please note that the profit margins earned on the Phentermine 37.5mg tablets, and the Phentermine 15mg and 30mg capsules have been adversely effected by significant increases in the price of raw materials required for the manufacture of these products. Lab and product development fees decreased by approximately 47% due to the decreased lab stability study revenues relating to the discontinuance of the Lodrane® Extended Release Products and also development fees being earned in the prior year in relation to the Hi-Tech Development Agreement.  Royalties and license fees increased by approximately 375% due to milestones earned pursuant to the Epic Agreement, the strong growth in sales from the Phentermine and Hydromorphone product lines and the launch in September 2013 of Naltrexone 50mg.  Please see the discussion above in “Overview; Approved Products” concerning certain delays related to Phentermine due to issues with the sole supplier that have been resolved.

Research and development costs for the three months ended December 31, 2013 were $1,291k, an increase of $1,053k or approximately 442% from $238k of such costs for the comparable period of the prior year.  The increase was primarily due to increased activities related to the development of Elite’s abuse resistant opioid products, for which a second patent was issued in May 2013 and a notice of allowance for a third patent was issued by the USPTO in December 2013,

General and administrative expenses for the three months ended December 31, 2013, were $494k, an increase of $113k, or approximately 30% from $381k of general and administrative expenses for the comparable period of the prior year.  The increase was primarily due to significant increases in regulatory costs, including, without limitation, increased fees paid to the US-FDA and the hiring of additional staff to support regulatory compliance activities, significant increases in legal fees, insurance and employee benefits.  Please note that these higher levels of overhead costs are expected to continue.

Depreciation and amortization for the three months ended December 31, 2013 was $127k, an increase of $86k, or approximately 211%, from $41k for the comparable period of the prior year. The increase was primarily due to the commissioning, for commercial operations, of the new facility at 135 Ludlow in January of 2013, with the cost related assets and capital investments being placed in service and absorbed into manufacturing operations through depreciation expenses.

Non-cash compensation through the issuance of stock options and warrants for the three months ended December 31, 2013 was $24k, an increase of $9k, or approximately 56% from $15k for the comparable period of the prior year.  The increase is due to the issuance of employee stock options in June of 2012 and August 2013.  For further details on such employee stock options, please see Note 11 of the financial statements on the Current Report on Form 10-Q filed with SEC on November 14, 2013.

As a result of the foregoing, our loss from operations for the three months ended December 31, 2013 was $1,237k, compared to a loss from operations of $274k for the three months ended December 31, 2012.

Other income/expenses for the three months ended December 31, 2013 were a net income of $0.2 million, a decrease in other income of $9.4 million from the net other income of $9.6 million for the comparable period of the prior year.  The decrease in other income/expense was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the quarter ended December 31, 2013 totaling an income of $0.7 million, as compared to a net derivative income of $9.7 million for the comparable period of the prior year.  Please note that derivative income/(expenses) are most significantly determined by the number of preferred shares and warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse correlation between derivative revenues and increases in the closing price of the Company’s Common Stock.   As of December 31, 2013, there were an aggregate of 24 shares of Preferred Series C, Preferred Series E and Preferred Series G outstanding, as compared to an aggregate of 3,562.5 shares of Preferred Series B, Preferred Series C and Preferred Series E outstanding as of December 31, 2012.  As of December 31, 2013, there were approximately 118 million warrants outstanding as compared to approximately 145 million warrants outstanding as of December 31, 2012.

As a result of the foregoing, our net loss for the three months ended December 31, 2013 was $1.1 million, compared to a net income of $9.4 million for the three months ended December 31, 2012.

Nine Months Ended December 31, 2013 Compared to the Nine Months Ended December 31, 2012
Our revenues for the nine months ended December 31, 2013 were $3.6 million an increase of $1.7 million or approximately 90% over revenues for the comparable period of the prior year, and consisted of $2.4 million in manufacturing fees, $0.1 million in lab and product development fees and $1.1 million in royalties and license fees. Revenues for the nine months ended December 31, 2012, consisted of $1.2 million in manufacturing fees, $0.2 million in lab and product development fees, and $0.4 million in royalties and license fees.  Manufacturing fees increased by approximately 89% as a result of the launch of new products in April 2013 (Phentermine 15mg and 30mg capsules) and in September 2013 (Naltrexone 50mg tablets) and the strong year-on-year growth of Elite’s Phentermine 37.5mg tablets, Hydromorphone 8mg tablets and contract manufactured Methadone 10mg product lines.  Please note that the profit margins earned on the Phentermine 37.5mg tablets, and the Phentermine 15mg and 30mg capsules have been adversely effected by significant increases in the price of raw materials required for the manufacture of these products.  Lab and product development fees decreased by approximately 65% due to the decreased lab stability study revenues relating to the discontinuance of the Lodrane® Extended Release Products and also development fees being earned in the prior year in relation to the Hi-Tech Development Agreement.  Royalties and license fees increased by approximately 161% due to milestones earned pursuant to the Epic Agreement, the strong growth in sales from the Phentermine and Hydromorphone product lines and the launch in September 2013 of Naltrexone 50mg, for which a milestone was also earned.  Please see the discussion above in “Overview; Approved Products” concerning certain delays related to Phentermine due to issues with the sole supplier that have been resolved.

Research and development costs for the nine months ended December 31, 2013 were $2.7 million an increase of $2.1 million or approximately 309% from $0.7 million of such costs for the comparable period of the prior year.  The increase was primarily due to increased activities related to the development of Elite’s abuse resistant opioid products, for which a second patent was issued in May 2013 and a notice of allowance for a third patent was issued by the USPTO in December 2013.

General and administrative expenses for the nine months ended December 31, 2013, were $1.1 million, a decrease of approximately 0.3% from $1.1 million of general and administrative expenses for the comparable period of the prior year.  While general and administrative expenses are almost unchanged on a year to year basis for the nine months ended December 31st, please note that significant increases in regulatory costs, including, without limitation, increased fees paid to the FDA, and the hiring of additional staff to support regulatory compliance activities have been incurred for approximately the last six months of the nine month period ended December 31, 2013.  In addition, there have also been significant increases in legal fees, insurance and employee benefits that have occurred during the same six month period.  These significantly higher overhead costs are expected to continue.

Depreciation and amortization for the nine months ended December 31, 2013 was $0.4 million, an increase of $0.1 million, or approximately 244%, from $0.1 million for the comparable period of the prior year. The increase was primarily due to the commissioning, for commercial operations, of the new facility at 135 Ludlow in January of 2013, with the cost related assets and capital investments being placed in service and absorbed into manufacturing operations through depreciation expenses.

Non-cash compensation through the issuance of stock options and warrants for the nine months ended December 31, 2013 was $52k, an increase of $16k, or approximately 43% from $36k for the comparable period of the prior year.  The increase is due to the issuance of employee stock options in June of 2012 and August 2013.  For further details on such employee stock options, please see Note 11 of the financial statements in the Current Report on Form 10-Q filed with the SEC on November 14, 2013.

As a result of the foregoing, our loss from operations for the nine months ended December 31, 2013 was $2.9 million, compared to a loss from operations of $1.3 million for the nine months ended December 31, 2012.

Other income/expenses for the nine months ended December 31, 2013 were a net expense of $6.9 million, a decrease in other income of $8.1 million from the net other income of $1.2 million for the comparable period of the prior year.  The increase in other income/expense was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the nine months ended December 31, 2013 totaling an expense of $6.2 million, as compared to a net derivative income of $1.9 million for the comparable period of the prior year.  Please note that derivative income/(expenses) are most significantly determined by the number of preferred shares and warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse correlation between derivative revenues and increases in the closing price of the Company’s Common Stock.   As of December 31, 2013, there were an aggregate of 24 shares of Preferred Series C, Preferred Series E and Preferred Series G outstanding, as compared to an aggregate of 3,562.5 shares of Preferred Series B, Preferred Series C and Preferred Series E outstanding as of December 31, 2012.  As of December 31, 2013, there were approximately 118 million warrants outstanding as compared to approximately 145 million warrants outstanding as of December 31, 2012.

As a result of the foregoing, our net loss for the nine months ended December 31, 2013 was $9.7 million, compared to a net loss of $0.1 million for the nine months ended December 31, 2012.

Material Changes in Financial Condition
Our working capital (total current assets less total current liabilities), decreased to a deficit of $8.6 million as of December 31, 2013 from a working capital deficit of $2.8 million as of March 31, 2013, primarily due to our net loss from operations, exclusive of non-cash charges.  In addition, it should be noted that current liabilities includes the entire principal amount due on the Company’s NJEDA Bonds Payable (“NJEDA Bonds”) and the liability recorded for the note payable the Mikah Note (as defined below) to Mikah Pharma LLC issued in conjunction with the Mikah Asset Purchase Agreement (see “Liquidity and Capital Resources; Convertible Note Payable to Mikah Pharma LLC” below) and the Treppel Note (as defined below) to Jerry Treppel issued in lieu of cash in payment of principal amounts due and owing on the Treppel Credit Line (as defined below) (see “Liquidity and Capital Resources: Convertible Note Payable to Jerry Treppel”, below).  The NJEDA Bonds, totaling $3.4 million, have been classified as a current liability as a result of the Company receiving a notice of default from the Trustee of the NJ-EDA Bonds.  Please refer to Note 6 to our financial statements and Item 3 of this quarterly report on Form 10-Q for further details.

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

Net cash used by operations was $2.7 million for the nine months ended December 31, 2013, primarily due to our net loss from continuing operations of $9.7 million, offset by non-cash charges totaling $7.3 million, which included, without limitation, depreciation and amortization of $0.3 million and net income from the change in fair value of derivative liabilities of $6.2 million.  In addition, net cash used by operations was effected by changes in the balances of assets and liabilities, including, without limitation, increases in inventories of $0.1, increases in accounts receivable of $0.4 million and increases in prepaid expenses of $0.2 million, all of which result in a net outflow of cash.

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations
As of December 31, 2013, the Company had a working capital deficit of $8.6 million, losses from operations totaling $2.9 million for the nine months then ended, net other expenses totaling $6.9 million for the nine months then ended and a net loss of $9.7 million for the nine months ended December 31, 2013.  Please note that the Company’s other income/(expenses) are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

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

Under the terms and subject to the conditions of the LPC Agreement, the Company has the right to sell to and LPC is obligated to purchase up to $10 million in shares of the Company’s Common Stock, subject to certain limitations, from time to time, over the 36 month period commencing on May 9, 2013, the date that the registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the LPC Registration Rights Agreement, was declared effective by the SEC.  The Company may direct LPC, at its sole discretion and subject to certain conditions, to purchase stock in amounts of up to $80,000 on any single business day, so long as at least two business days have passed since the most recent purchase, increasing to up to $500,000 per purchase, depending upon the closing sale price of the Common Stock.  The purchase price of the shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to LPC on a day the Common Stock closing price is less than the floor price of $0.07 per share, subject to adjustment.  The Company’s sales of shares of Common Stock to LPC under the LPC Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by LPC and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of Common Stock.  As of February 5, 2013 (the latest practicable date), a total of 54,863,884 shares have been sold pursuant to the LPC Purchase Agreement, inclusive of purchase and commitment shares, with proceeds totaling $5,110,000.

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

Treppel $1,000,000 Bridge Revolving Credit Line
On June 12, 2012 (the “Effective Date”), we entered into a bridge loan agreement (the “Treppel Loan Agreement”) with Jerry Treppel, our Chairman and CEO.  Under the terms of the Treppel Loan Agreement, we have the right, in our sole discretion, to a line of credit (the “Treppel Credit Line”) in the maximum principal amount of up to $500,000 at any one time.  By amendments, the maximum principal amount was increased to $1,000,000 and the maturity date was amended and extended   Mr. Treppel provided the Treppel Credit Line for the purpose of supporting the acceleration of our product development activities.  The current term of the Treppel Loan Agreement ends on July 31, 2014, at which time the entire unpaid principal balance plus accrued interest thereon shall  be due and payable in full.  We may prepay any amounts owed without penalty.  Any such prepayments shall first be attributable to interest due and owing and then to principal.  Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Loan Agreement, we may borrow, repay, and reborrow under the Treppel Credit Line through maturity. Amounts borrowed under the Treppel Credit Line will bear interest at the rate of ten percent (10%) per annum.  As of December 31, 2013, the principal balance owed under the Treppel Credit Line was zero with an additional $8,384 in accrued interest being also owed, in accordance with the terms and conditions of the Credit Line.   For more detailed information, please see the Treppel Loan Agreement filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 13, 2012, and the amendments thereto filed as an exhibit to our Current Reports on Form 8-K filed with the SEC on December 10, 2012 and August 6, 2013 which forms 8-K and exhibits are incorporated by reference herein.

Hakim $1,000,000 Bridge Revolving Credit Line
On October 15, 2013 (the “Hakim Credit Line Effective Date”), we entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Nasrat Hakim, our President and CEO. Under the terms of the Hakim Loan Agreement, we have the right, in our sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. Mr. Hakim provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on June 30, 2015, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on January 1, April 1, July 1 and October 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Loan Agreement, we may borrow, repay, and reborrow under the Hakim Credit Line through maturity. Amounts borrowed under the Hakim Credit Line will bear interest at the rate of ten percent (10%) per annum. As of December 31, 2013, the principal balance owed under the Credit Line was $320,150 with an additional $8,384 in accrued interest being also owed, in accordance with the terms and conditions of the Credit Line.

For further details, please refer to exhibit 10.16 of the Quarterly Report on Form 10-Q filed with SEC on November 14, 2013, and the Current Report on Form 8-K filed with the SEC on October 16, 2013, both filings being herein incorporated by this reference.

Convertible Note Payable to Mikah Pharma LLC
On August 1, 2013, Elite Laboratories Inc. (“Elite Labs”), a wholly owned subsidiary of the Company, executed an asset purchase agreement (the “Mikah Purchase Agreement”) with Mikah Pharma LLC (“Mikah”), an entity that is wholly owned by Mr. Nasrat Hakim, who, in conjunction with this transaction, was appointed as Elite’s CEO, President and a Director on August 2, 2012, and acquired from Mikah a total of 13 Abbreviated New Drug Applications (“ANDAs”) consisting of 12 ANDAs approved by the FDA and one ANDA under active review with the FDA, and all amendments thereto (the “Acquisition”) for aggregate consideration of $10,000,000, inclusive of imputed interest payable pursuant to a non-interest bearing, secured convertible note due in August 2016 (the “Mikah Note”).  Please see “Overview; Commercial Products; Approved Products” above for more information on the Acquisition.  The Mikah Note was amended on February 7, 2014 to make it convertible into shares of the Company’s Series I Convertible Preferred Stock.

The Mikah Note, as amended, was interest free and due and payable on the third anniversary of its issuance.  Subject to certain limitations, the principal amount of the Mikah Note was convertible at the option of Mikah into shares of Common Stock at a rate of $0.07 (approximately 14,286 shares per $1,000 in principal amount), the closing market price of the Company’s Common Stock on the date that the asset purchase agreement and Note were executed and/or into shares of the Company’s Series I Convertible Preferred Stock at the rate of 1 share of Series I Preferred Stock for each $100,000 of principal owed on the Mikah Note.  The conversion rate was adjustable for customary corporate actions such as stock splits and, subject to certain exclusions, includes weighted average anti-dilution for common stock transactions at prices below the then applicable conversion rate.  Pursuant to a security agreement (the “Security Agreement”), repayment of the Mikah Note was secured by the ANDAs acquired in the Acquisition.

The foregoing descriptions of the Purchase Agreement, Mikah Note (as amended) and Security Agreement are qualified in their entirety by reference to the full text of the Purchase Agreement, Note and Security Agreement, copies of which are attached as Exhibit 10.1 10.2 and 10.3, respectively, to the Current Report on Form 8-K filed with the SEC on August 5, 2013, and  the full text of the Amendment to the Mikah Note, a copy of which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 7, 2014, with the exhibits and current reports being herein incorporated by reference.  The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with execution of the agreements.  Please also refer to Note 14 of the accompanying financial statements of this Quarterly Report on Form 10-Q for further details.

On February 7, 2014, Mikah converted the principal amount of $10,000,000, representing the entire principal balance due under the Mikah Note, into 100 shares of the Company’s Series I Preferred Stock.

Convertible Note Payable to Jerry Treppel
On November 21, 2013, Elite entered into an unsecured convertible note (the “Treppel Note”) with Jerry Treppel (“Treppel”), Elite’s Chairman of the Board, in the amount of $600,000 for the unpaid current principal amount owed pursuant to the Treppel Bridge Loan Agreement (“Treppel Credit Line”). The original Treppel Credit Line agreement was executed on June 12, 2012 and amended on December 5, 2012 and August 2, 2013.  The Treppel Note was amended on February 7, 2014 to make it convertible into shares of the Company’s Series I Preferred Stock.  The Treppel Note, as amended, was interest free and due and payable on the third anniversary of its issuance. Subject to certain limitations, the principal amount of the Note was convertible at the option of Treppel on and after the first anniversary of the date of the Note into shares of the Company’s Common Stock at a rate of $0.099 (approximately 10,101 shares per $1,000 in principal amount), the closing market price of the Company’s Common Stock on the date that the Note was executed, and/or into shares of the Company’s Series I Preferred Stock at a rate of 1 share of Series I Preferred Stock for each $141,442.7157 of principal owed on the Treppel Note.  The conversion rate was adjustable for customary corporate actions such as stock splits and, subject to certain exclusions, includes weighted average anti-dilution for common stock transactions at prices below the then applicable conversion rate.

The foregoing description of the Note and the amendment thereto is qualified in its entirety by reference to the full text of the Note, a copy of which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 26, 2013, and  the full text of the Amendment to the Note, a copy of which is attached as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 7, 2014, with such exhibits and filings being incorporated herein in their entirety by reference. The representations, warranties and covenants contained in such Note and Amendment were made only for purposes of such Note and as of a specific date, were solely for the benefit of the parties to such Note, and may be subject to limitations agreed upon by the contracting parties.

On February 7, 2014, Treppel converted the principal amount of $600,000, representing the entire principal balance due under the Treppel Note into 4.242 shares of the Company’s Series I Preferred Stock.

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

Cash at December 31, 2013 was approximately $1.1 million, an increase of approximately $1.0 million from the approximately $0.1 million balance of cash at December 31, 2012.

As of December 31, 2013, our principal source of liquidity was approximately $1.1 million of cash.   Additionally, we may have access to funds through the exercise of outstanding stock options and warrants and, as mentioned above, from the LPC Purchase Agreement, the Treppel Credit Line and the Hakim Credit Line. There can be no assurance that any of these sources will generate or provide sufficient cash.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $10,634 for the nine months ended December 31, 2013.

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

Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the nine months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended December 31, 2013, we issued 95,135,789 shares of Common Stock that were unregistered.  Of this amount, a total of 91,628,937 shares of Common Stock were issued to the holders of our Series C, Series E and Series G Preferred Stock, with such consisting of 873,518 shares issued in satisfaction of our obligation to pay a total of $67,448 in dividends earned and/or owing during the three months ended March 31, 2013, and the six months ended September 30, 2013 and 91,628,937 shares were issued pursuant to the conversion of Series E, and Series G Preferred Share derivatives, with such derivative liabilities being valued at an aggregate of $9,777,524 at the time of their conversion.  In addition, we issued 2,633,334 shares pursuant to the exercise of cash warrants, with proceeds received totaling $164,583.  We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock  The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

Subsequent to December 31, 2013 and up to and including February 5, 2013 (the latest practicable date), we issued a total of 2,584,170 shares of Common Stock that were unregistered.  Of this amount, a total of 167,836 shares of Common Stock were issued to the holder of our Series C Preferred Stock, with such consisting of 167,106 shares issued pursuant to the conversion of 24 shares of Series C Preferred Stock, and 730 shares issued in lieu of cash in payment of derivative interest expense totaling $160 due and owing for the month of January 2014, and 2,416,334 shares of Common Stock were issued pursuant to the exercise of cash warrants, with proceeds received from such warrants exercised totaling $151,021.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Please see the discussion in Note 5 to our financial statements titled “NJEDA Bonds” which is incorporated herein by this reference.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information
Designation of new Series I Preferred Stock
On February 6, 2014, the Company filed a Certificate of Designations (the “COD”) with the Nevada Secretary of State designating a new series of convertible preferred stock - Series I Preferred Stock (the “I Preferred Stock”) and setting forth the various rights, preferences, restrictions and other matters related to the I Preferred Stock.  500 shares were designated as I Preferred Stock.  Each share of I Preferred Stock has a Stated Value of $100,000 and is convertible at the option of the holder thereof (the “Holder”) into such number of shares of Common Stock determined by dividing the Stated Value of such share of I Preferred Stock by the Conversion Price (currently $0.07, subject to adjustment pursuant to the terms of the COD).  Each share of I Preferred is entitled to vote along with the holders of Common Stock and each share is entitled to votes equal to the number of shares of Common Stock into which they are convertible. Holders are entitled to dividends if and when declared in an amount equal to the dividend he or she would have been entitled to receive upon conversion, in full, of one share of Series I Preferred in to Common Stock.  Upon any liquidation, dissolution or winding-up of the Company, each Holder is entitled to receive, pari passu and pro rata with the holders of Common Stock, out of the assets of the Company an amount equal to the amount distributable with regard to the number of shares of Common Stock into which the shares of Series I Preferred Stock held by the Holder are convertible.

The foregoing description of the Certificate of Designations is qualified in its entirety by reference to the full text of the Certificate of Designations, which is included as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 7, 2014 with such filing being herein incorporated in its entirety by reference.

Amendment of Mikah and Treppel Notes
On February 7, 2014, the Company, and Elite Laboratories, Inc., its wholly-owned subsidiary, amended the following convertible promissory notes: (i) an August 1, 2013 Secured Convertible Note to Mikah Pharma LLC (“Mikah”) due August 1, 2016 in the principal amount of  $10,000,000 (the “Mikah Note”), and (ii) a November 21, 2013 Convertible Note to Jerry Treppel due November 21, 2016 in the principal amount of  $600,000 (the “Treppel Note” and, together with the Mika Note, the “Notes”).  Mikah is owned by the Company’s CEO and President and Mr. Treppel is a director of the Company.  Generally, the Notes were amended to make them convertible into shares of the Company’s newly created Series I Convertible Preferred Stock.  For a description of this new series of preferred stock, please see “Item 5.03” below.  The Mikah Note also was amended to make it immediately exercisable.

The foregoing description of the Amendments to the Notes is qualified in its entirety by reference to the full text of the Amendments, copies of which are attached as Exhibits 10.1 and 10.2, respectively, to the Current Report on Form 8-K filed with the SEC on February 7, 2014 and are incorporated herein in their entirety by reference.

Conversion of Mikah and Treppel Notes Payable to Series I
On February 7, 2014, Mikah converted the entire Mikah Note into 100 shares of I Preferred Stock and Treppel converted the entire Treppel Note into 4.242 shares of the Company’s Series I Convertible Preferred Stock.  We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Rights Plan
On November 15, 2013, our board of directors declared a dividend distribution of one right for each outstanding share of our common stock and one right for each share of Common Stock into which any of our outstanding Preferred Stock is convertible, to stockholders of record at the close of business on that date. Each Right entitles the registered holder to purchase from us one “Unit” consisting of one one-millionth (1/1,000,000) of a share of Series H Junior Participating preferred stock, par value $0.01 per share (the “H Preferred Stock”), at a purchase price of $2.10 per Unit, subject to adjustment, and may be redeemed prior to November 15, 2023, the expiration date, at $0.000001 per Right, unless earlier redeemed by the Company. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Mr. Hakim, our Chief Executive Officer, the Rights Plan's the 15% threshold excludes shares beneficially owned by him as of November 15, 2013 and all shares issuable to him pursuant to his employment agreement and the Mikah Note. The description and terms of the Rights are set forth in a Rights Agreement (“Rights Agreement”) between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent. For more detailed information, please refer to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013, and exhibits 1 (Rights Agreement) and 2 (Series H Junior Participating Preferred Stock Certificate of Designations) filed therewith, with such filings being herein incorporated by reference.

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
Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.*

3.1(p)
Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

3.1 (q)
Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

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

23

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

4.27	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

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

24

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

10.15	Termination of June 2011, Manufacturing and Supply Agreement between Mikah Pharma LLC and the Company.

10.16	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.17
October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.  Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.18
August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC, incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

25

10.19
November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.20
February 7,2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.21
February 7 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

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

26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

Date:	February 14, 2014	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2014	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)

27