Form 10-K
period 2014-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2014-06-30
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED – MARCH 31, 2014

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

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of determining this amount, only directors, executive officers and, based on Schedule 13(d) filings as of September 30, 2013, 10% or greater stockholders, and their respective affiliates, have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

Title of Class	Aggregate Market Value	As of Close of Business on
Common Stock - $0.001 par value	$61,307,116	September 30, 2013

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date

Title of Class	Shares Outstanding	As of Close of Business on
Common Stock - $0.001 par value	568,042,063	June 20, 2014

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

3

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

We also recently acquired approved Abbreviated New Drug Applications (“ANDAs”) for 12 products (the “Mikah Approved ANDAs”) and one ANDA that is under active review with the FDA (the “Mikah ANDA Application Product”) that were acquired pursuant to the asset purchase agreement with Mikah Pharma dated August 1, 2013 (the “Mikah Asset Purchase Agreement”). On October 2, 2013, we executed a Manufacturing and License Agreement (the “Epic Agreement”) with Epic Pharma LLC. (“Epic”), to manufacture, market and sell in the United States and Puerto Rico 12 generic products owned by Elite. Of the 12 products, Epic will have the exclusive right to market six products as listed in Schedule A of the Epic Agreement, and a non-exclusive right to market six products as listed in Schedule D of the Epic Agreement. Epic is responsible for all regulatory and pharmacovigilance matters related to the products and for all costs related to the site transfer for all products. Pursuant to the Epic Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Epic Agreement, earned by Epic as a result of sales of the products. The manufacturing cost used for the calculation of the license fee is a predetermined amount per unit plus the cost of the drug substance (API) and the sales cost for the calculation is predetermined based on net sales. If Elite manufactures any product for sale by Epic, then Epic shall pay that same predetermined manufacturing cost per unit plus the cost of the API. The license fee is payable monthly for the term of the Epic Agreement. Epic shall pay to Elite certain milestone payments as defined by the Epic Agreement. We received the first milestone payment in November 2013. Subsequent milestone payments are due upon the filing of each product’s supplement with the FDA and the FDA approval of site transfer for each product as specifically itemized in the Epic Agreement. The term of the Epic Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Twelve months following the launch of a product covered by the Epic Agreement, Elite may terminate the marketing rights for any product if the license fee paid by Epic falls below a designated amount for a six month period of that product. Elite may also terminate the exclusive marketing rights if Epic is unable to meet the annual unit volume forecast for a designated Product group for any year, subject to the ability of Epic, during the succeeding six month period, to achieve at least one-half of the prior year’s minimum annual unit volume forecast. The Epic Agreement may be terminated by mutual agreement of Elite and Epic, as a result of a breach by either party that is not cured within 60 days’ notice of the breach or by Elite as a result of Epic becoming a party to a bankruptcy, reorganization or other insolvency proceeding that continues for a period of 30 days or more.

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

On May 9, 2014 Precision Dose Inc., the parent company of TAGI Pharmaceuticals, Inc., commenced an arbitration proceeding alleging that the Company failed to properly supply, price and satisfy gross profit minimums regarding Phentermine 37.5mg tablets, as required by the parties’ agreements. Elite denies Precision Dose’s allegations and has counterclaimed that Precision Dose is no longer entitled to exclusivity rights with respect to Phentermine 37.5mg tablets, and is responsible for certain costs, expenses, price increases and lost profits relating to Phentermine 37.5mg tablets and the parties’ agreements.

As of the date of filing of this annual report on Form 10-K, this arbitration proceeding was ongoing.

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

On April 22, 2014, the USPTO issued U.S. Patent No. 8,703,186, entitled “Abuse-Resistant Oral Dosage Forms and Method of Use Thereof”, with such patent providing further protection for the Company’s Abuse Resistant Technology.

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

Elite’s Purchase of a Generic Phentermine Product

On September 10, 2010, Elite, together with its subsidiary, Elite Laboratories, Inc., executed a Purchase Agreement (the “Phentermine Purchase Agreement”) with Epic Pharma, LLC (“Epic Pharma”) for the purpose of acquiring from Epic an ANDA for a generic phentermine product (the “Phentermine ANDA”), with such being filed with the FDA at the time the Phentermine Purchase Agreement was executed. On February 4, 2011, the FDA approved the Phentermine ANDA. The acquisition of the Phentermine ANDA closed on March 31, 2011 and Elite paid the full acquisition price of $450,000 from the purchase agreement with Epic Pharma.

This product is being marketed and distributed by Precision Dose Inc. (“Precision Dose”) and its wholly owned subsidiary, TAGI Pharma Inc. (“TAGI”) pursuant license and manufacturing agreements dated September 10, 2010. A description of such manufacturing and licensing agreement with Precision Dose is set forth below.

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

This product is being marketed and distributed by Precision Dose and its wholly owned subsidiary, TAGI, pursuant license and manufacturing agreements dated September 10, 2010. A description of such manufacturing and licensing agreement with Precision Dose is set forth below.

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

On December 14, 2011, the Company received an e-mail from the FDA responding to a Changes Being Effected in 30 Days (“CBE 30”) supplement filed by the Company with the agency to change the manufacturing and packaging location of the Naltrexone Hydrochloride Tablets USP, 50 mg ANDA purchased from Mikah Pharma. The e-mail from the FDA informed the Company that the agency has reclassified the application as a prior approval supplemental application which will delay the commercialization. The Company received approval from the FDA of its application for transfer of manufacturing site and made its initial shipment in September 2013.

As a result of the delay in commercialization resulting from the reclassification of the Company’s application, the Company recorded an impairment of the ANDA asset acquired from Mikah Pharma pursuant to the Naltrexone Agreement in an amount equal to the entire purchase price of the acquisition.

This product is being marketed and distributed by Precision Dose Inc. (“Precision Dose”) and its wholly owned subsidiary, TAGI Pharma Inc. (“TAGI”) pursuant license and manufacturing agreements dated September 10, 2010. A description of such manufacturing and licensing agreement with Precision Dose is set forth below.

Elite’s Acquisition of 13 Abbreviated New Drug Applications (“ANDAs”)

As disclosed above, on August 1, 2013, Elite executed an asset purchase agreement (the “Mikah Purchase Agreement”) with Mikah and acquired from Mikah a total of 13 ANDAs, consisting of 12 ANDAs approved by the FDA and on ANDA under active review with the FDA, and all amendments thereto (the “Mikah 13 ANDA Acquisition”) for aggregate consideration of $10,000,000, payable pursuant to a secured convertible note due in August 2016.

Each of the products referenced in the 12 approved ANDAs require manufacturing site approval with the FDA. Elite will submit filings to the FDA for each of the products for the manufacturing site transfer. Elite believes that the site transfers qualify for CBE 30 review, with one exception, which would allow for the product manufacturing transfer on an expedited basis. However, Elite can give no assurances that all will qualify for CBE 30 review, or on the timing of these transfers of manufacturing site, or on the approval by the FDA of the transfers of manufacturing site.

As of April 22, 2014 (the latest practicable date), Elite has been approved to manufacture, Phendimetrazine 35mg tablets at the Northvale Facility. A CBE 30 application has been filed with the FDA and is pending for the manufacture of Isradipine 2.5mg 5mg capsules at the Northvale Facility.

Elite has executed a Manufacturing and License Agreement with Epic Pharma dated October 2, 2013 (the “Epic Pharma Manufacturing and License Agreement”), relating to the manufacturing, marketing and sale of these 12 ANDAs. Please see below for further details on the Epic Pharma Manufacturing and License Agreement.

Licensing Agreement with Precision Dose Inc.

On September 10, 2010, Elite executed a License Agreement with Precision Dose (the “Precision Dose License Agreement”) to market and distribute Phentermine 37.5mg, Phentermine 15mg, Phentermine 30mg, Hydromorphone 8mg, Naltrexone 50mg, and certain additional products that require approval from the FDA, through its wholly-owned subsidiary, TAGI Pharma, Inc. in the United States, Puerto Rico and Canada (the “Precision Dose License Agreement”). Phentermine 37.5mg was launched in April 2011. Hydromorphone 8mg was launched in March 2012. Phentermine 15mg and Phentermine 30mg were launched in April 2013. Naltrexone 50mg was launched in September. Precision Dose will have the exclusive right to market these products in the United States and Puerto Rico and a non-exclusive right to market the products in Canada.

Pursuant to the Precision Dose License Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Precision Dose License Agreement, earned by Precision Dose as a result of sales of the products. The license fee is payable monthly for the term of the Precision Dose License Agreement. The milestone payments will be paid in six installments. The first installment was paid upon execution of the License Agreement. The remaining installments are to be paid upon FDA approval and initial shipment of the products to Precision Dose. The term of the License Agreement is 15 years and may be extended for 3 successive terms, each of 5 years. Please see Item 3. Legal Proceedings below for details of an arbitration proceeding commenced by Precision Dose related to certain terms and conditions of the Precision Dose License Agreement.

Manufacturing and License Agreement with Epic Pharma LLC

On October 2, 2013, Elite executed the Epic Pharma Manufacturing and License Agreement. This agreement granted Epic Pharma certain rights to manufacture, market and sell in the United States and Puerto Rico the 12 approved ANDAs acquired by Elite pursuant to the Mikah Purchase Agreement. Of the 12 approved ANDAs, Epic Pharma will have the exclusive right to market six products as listed in Schedule A of the Epic Pharma Manufacturing and License Agreement, and a non-exclusive right to market six products as listed in Schedule D of the Epic Pharma Manufacturing and License Agreement. Epic Pharma is responsible for all regulatory and pharmacovigilance matters related to the products and for all costs related to the site transfer for all products. Pursuant to the Epic Pharma Manufacturing and License Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Epic Pharma Manufacturing and License Agreement, earned by Epic Pharma a result of sales of the products. The manufacturing cost used for the calculation of the license fee is a predetermined amount per unit plus the cost of the drug substance (API) and the sales cost for the calculation is predetermined based on net sales. If Elite manufactures any product for sale by Epic Pharma, then Epic Pharma shall pay to Elite that same predetermined manufacturing cost per unit plus the cost of the API. The license fee is payable monthly for the term of the Epic Pharma Manufacturing and License Agreement. Epic Pharma shall pay to Elite certain milestone payments as defined by the Epic Pharma Manufacturing and License Agreement. The first milestone payment of $600,000 has been paid. Subsequent milestone payments are due upon the filing of each product’s supplement with the FDA, and the FDA approval of site transfer for each product as specifically itemized in the Epic Pharma Manufacturing and License Agreement. The filing of the supplement with the FDA for Isradipine 2.5mg and Isradipine 5mg was made on March 24, 2014 and accordingly a milestone of $200,000 has been earned and is due and owing from Epic Pharma to Elite. The term of the Epic Pharma Manufacturing and License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Twelve months following the launch of a product covered by the Epic Pharma Manufacturing and License Agreement, Elite may terminate the marketing rights for any product if the license fee paid by Epic Pharma falls below a designated amount for a six month period of that product. Elite may also terminate the exclusive marketing rights if Epic Pharma is unable to meet the annual unit volume forecast for a designated product group for any year, subject to the ability of Epic Pharma, during the succeeding six month period, to achieve at least one-half of the prior year’s minimum annual unit forecast. The Epic Pharma Manufacturing and License Agreement may be terminated by mutual agreement of Elite and Epic Pharma, as a result of a breach by either party that is not cured within 60 days notice of the breach, or by Elite as a result of Epic Pharma becoming a party to a bankruptcy, reorganization or other insolvency proceeding that continues for a period of 30 days or more.

Research and Development

Elite is actively involved in research and development activities, particularly in relation to the development of a line of abuse deterrent opioid products. We incurred total costs of approximately $4.0 million during the fiscal year ended March 31, 2014 (“Fiscal 2014”) and approximately $1.0 million during the fiscal year ended March 31, 2013 (“Fiscal 2013”) in relation to research and development activities. It is, however, our general policy, for competitive reasons, and because disclosure of certain information might suggest the occurrence of future matters or events that may not occur, not to disclose specific products in our development pipeline or the status of such product development activities until a product reaches a stage that we determine, in our discretion, to be appropriate for disclosure.

Commercial Products

Phentermine 37.5mg, Phentermine 15mg and Phentermine 30mg

The first shipment of Phentermine 37.5 mg to TAGI was made in April 2011, with such initial shipment triggering a milestone payment under the Precision Dose License Agreement. The first shipments of Phentermine 15mg and Phentermine 30mg were made in April 2013, with such initial shipments triggering a milestone payment under the Precision Dose License Agreement, with such milestone payments being made. All three products are now commercial products being manufactured by Elite and distributed by TAGI under the Precision Dose License Agreement.

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

Hydromorphone 8mg tablets

The first shipment of Hydromorphone 8mg to TAGI was made in March 2012, with such initial shipment triggering a milestone payment under the Precision Dose License Agreement. This product is now a commercial product being manufactured by Elite and distributed by TAGI under the Precision Dose License Agreement.

Phendimetrazine Tartrate 35 mg tablets

On November 13, 2012, the Company made the initial shipment of Phendimetrazine tartrate 35mg tablets, the generic equivalent of Bontril PDM® 35mg tablets under a previously announced manufacturing and supply agreement with Mikah Pharma (“Mikah”). Subsequently, Elite acquired the ANDA for Phendimetrazine 35mg as part of the Mikah 13 ANDA Acquisition. This product is now a commercial product being manufactured by Elite and distributed by Epic on a non-exclusive basis, and by Elite.

Naltrexone 50mg tablets

The first shipment of Hydromorphone 8mg to TAGI was made in September 2013, with such initial shipment triggering a milestone payment under the Precision Dose License Agreement. This product is now a commercial product being manufactured by Elite and distributed by TAGI under the Precision Dose License Agreement.

Approved Products

Elite is the owner of the following approved Abbreviated New Drug Applications:

•	Phentermine 37.5mg
•	Hydromorphone 8mg
•	Naltrexone 50mg
•	Phentermine 15mg
•	Phentermine 30mg
•	Phendimetrazine 35mg
•	Isradipine 2.5mg tablets and Isradipine 5mg tablets (“Isradipine tablets”)
•	10 undisclosed ANDAs acquired as part of the Mikah 13 ANDA Acquisition

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

Naltrexone HCl 50mg tablets

The ANDA for Naltrexone 50mg was acquired pursuant to an asset purchase agreement with Mikah Pharma LLC (the “Naltrexone Purchase Agreement”).

Transfer of the manufacturing process of Naltrexone 50mg to the Northvale Facility, a prerequisite of the Company’s commercial launch of the product, was approved and initial shipment of Naltrexone 50mg was made in September 2013. However, please note that the completion of such transfer had been significantly delayed as a result of the FDA’s reclassification of the Company’s CBE-30 supplement filing to a prior approval supplement filing. As a result of the delays caused by this reclassification, the Company recorded an impairment of the Naltrexone 50mg ANDA in an amount equal to the entire purchase price of the acquisition. This impairment was recorded and is included in the Company’s audited financial statements as of March 31, 2011.

Phentermine 15mg and Phentermine 30mg

Elite received approval as of September 28, 2012 from the FDA for Phentermine 15mg and Phentermine 30mg. These products were developed by Elite. The commercial launch of Phentermine 15mg and Phentermine 30mg had been delayed due to the sole supplier of the API approved for these products restricting the amount of such API available to Elite. We resolved this issue and the Phentermine 15mg and Phentermine 30mg products were launched in April 2013. The resolution of this issue related to the supply of API, however, required us to pay substantially higher prices than previously paid for the Phentermine API in order to launch the products in April 2013, while seeking approval from the FDA of an alternate supplier of the API. Approval by the FDA of the alternate supplier was received in January 2014, resulting in lower prices and a sufficient supply of materials.

Phendimetrazine 35mg

The ANDA for Phendimetrazine 35mg was acquired by Elite as part of the Mikah 13 ANDA Acquisition. The Northvale Facility was already an approved manufacturing site for this product as of the date of the Mikah Purchase Agreement. Prior to the acquisition of this ANDA, Elite had been manufacturing this product on a contract basis pursuant to a manufacturing and supply agreement with Mikah Pharma, dated June 1, 2011 (please see below for details).

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

On August 1, 2013, Elite executed the Mikah Purchase Agreement in relation to the Mikah 13 ANDA Acquisition, with such transaction including the transfer of ANDAs for Phendimetrazine 35mg and Isradipine 2.5mg and 5mg. In addition, the principal owner of Mikah, Mr. Nasrat Hakim, assumed the position of Elite’s Chief Executive Officer and President on August 2, 2013. Accordingly, the Mikah Purchase Agreement has been terminated by mutual consent of the parties thereto.

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

Please note that there can be no assurances that such approvals will be granted or that future manufacturing revenues will be earned by the Company from the manufacture of the Lodrane® Extended Release Products, should such approvals be granted by the FDA. Furthermore, the Company has been advised that ECR has decided not to proceed with the development of the extended release formulations marketed under the Lodrane® brand. The Company also has no plans currently to proceed with the development of an extended release brompheniramine/pseudoephedrine product. Notwithstanding the foregoing, Elite may proceed with the development of these formulations and may seek partners in conjunction with such activities, but there can be no assurances that the Company will pursue the development of these formulations, or that such development activities, if pursued, will result in approvals from the FDA. Please also note that the Company does not have ownership of the Lodrane® brand name, and that if any products containing the formulations associated with the Lodrane® brand name are approved and marketed, such would be done under a different brand name.

While Elite’s manufacturing of the Lodrane® Extended Release Products has ceased, the sale of such products in the US market was still permitted by the FDA until August 30, 2011. The Company earned royalties on any in-market sales that occurred up to that date.

Contract laboratory services for the Lodrane® Extended Products will continue, on a residual basis, as such services consist of stability studies that must be performed over certain defined time periods. These revenues are expected to be significantly less than laboratory service revenues earned in periods prior to the removal of the Extended Release Lodrane products from the market and eventually ending.

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

Abuse Resistant and Sustained Release Opioids

The abuse resistant opioid products utilize our patented abuse-deterrent technology that is based on a pharmacological approach. These products are combinations of a narcotic agonist formulation intended for use in patients with moderate to severe pain, and an antagonist, formulated to deter abuse of the drug.  Both, agonist and antagonist, have been on the market for a number of years and sold separately in various dose strengths.  Elite has filed INDs for the first two abuse resistant products under development and has tested products in various pharmacokinetic studies.  Elite expects to continue to develop multiple abuse resistant products. Products utilizing the pharmacological approach to deter abuse such as Suboxone®, a product marketed in the United States by Reckitt Benckiser Pharmaceuticals, Inc., and Embeda®, a product marketed in the United States by Pfizer, Inc., have been approved by the FDA and are being marketed in the United States.

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

Novel Labs Investment

At the end of 2006, Elite entered into a joint venture with VGS Pharma, LLC (“VGS”) and created Novel Laboratories, Inc. (“Novel”), a privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals. Novel's business strategy is to focus on its core strength in identifying and timely executing niche business opportunities in the generic pharmaceutical area. Elite owned less than 10% of the outstanding shares of Class A Voting Common Stock of Novel.

Elite commenced an action against VGS, Novel and related parties (collectively, the “VGS Parties”) related to the Novel transactions. The action was settled and, pursuant to that settlement, in June 2014, Elite received $5,000,000 from the VGS Parties in exchange for 9,800 shares of Novel Class A common stock owned by Elite. This resolved all disputes and claims between the Company and the VGS Parties and ended the Company’s ownership in Novel.

Patents

Since our incorporation, we have secured eight United States patents of which two have been assigned for a fee to another pharmaceutical company. Elite’s patents are:

PATENT	EXPIRATION DATE
U.S. patent 5,837,284 (assigned to Celgene Corporation)	November 2018
U.S. patent 6,620,439	October 2020
U.S. patent 6,635,284 (assigned to Celgene Corporation)	March 2018
U.S. patent 6,926,909	April 2023
U.S. patent 8,182,836	April 2024
U.S. patent 8,425,933	April 2024
U.S. patent 8,703,186	April 2024
Canadian patent 2,521,655	April 2024

We also have pending applications for two additional U.S. patents and three foreign patents. We intend to apply for patents for other products in the future; however, there can be no assurance that any of the pending applications or other applications which we may file will be granted. We have also filed corresponding foreign applications for key patents.

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

Competition

We have competition with respect to our two principal areas of operation. We develop and manufacture generic products and products using controlled-release drug technology , and we develop and market (either on our own or by license to other companies) generic and proprietary controlled-release pharmaceutical products. In both areas, our competition consists of those companies which develop controlled-release drugs and alternative drug delivery systems. We do not represent a significant presence in the pharmaceutical industry.

An increasing number of pharmaceutical companies have become interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of these companies have greater financial and other resources as well as more experience than we do in commercializing pharmaceutical products. Certain companies have a track record of success in developing controlled-release drugs. Significant among these are Pfizer, Sandoz (a Novartis company), Durect Corporation, Mylan Laboratories, Inc., Par Pharmaceuticals, Inc., Alkermes, Inc., Teva Pharmaceuticals Industries Ltd., Impax Laboratories, Inc., and Actavis. Each of these companies has developed expertise in certain types of drug delivery systems, although such expertise does not carry over to developing a controlled-release version of all drugs. Such companies may develop new drug formulations and products or may improve existing drug formulations and products more efficiently than we can. In addition, almost all of our competitors have vastly greater resources than we do. While our product development capabilities and, if obtained, patent protection may help us to maintain our market position in the field of advanced drug delivery, there can be no assurance that others will not be able to develop such capabilities or alternative technologies outside the scope of our patents, if any, or that even if patent protection is obtained, such patents will not be successfully challenged in the future.

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

Please see the Risk Factor in Part I, Item 1A entitled “We are dependent on a small number of suppliers for our raw materials and any delay or unavailability of raw materials can materially adversely affect our ability to produce products”.

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

In this regard, the commercial launch of Phentermine 15mg and Phentermine 30mg was delayed due to the sole supplier of the API approved for these products restricting the amount of such API available to Elite. The API supplier required us to pay substantially higher prices than previously paid for the Phentermine API while we sought approval from the FDA of an alternate supplier of the API. Such approval was recently received, resulting in lower prices and a sufficient supply of materials. Please see “Approved Products; Phentermine 15mg and Phentermine 30mg “ above.

We have acquired pharmaceutical manufacturing equipment for manufacturing our products. We have registered our facilities with the FDA and the DEA.

Dependence on One or a Few Major Customers

Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues therefore the termination of a contract with a customer may result in the loss of substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have agreements with Epic, ECR, Precision Dose and TPN for the sales and distribution of products that we manufacture. We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products.

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

Employees

As of June 30, 2014, we had 38 full time employees. Full-time employees are engaged in operations, administration, research and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

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

To date, we have not been profitable and we may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have sustained losses from operations in each year since our incorporation in 1990. During the past two fiscal years, we incurred net losses from operations of $5,283,624 and $1,563,133, respectively We expect to continue to incur losses until we are able to generate sufficient revenues to support our operations and offset operating costs.

We may require additional financing to meet our business objectives and to continue as a going concern.

Although we believe that we have adequate financial resources on hand as of March 31, 2014 to complete the clinical trials and file a marketing approval application with the FDA for one abuse resistant opioid product and also ensure operations through March 31, 2015, we cannot assure that we will not need additional funding to accomplish our plans to conduct the clinical development and commercialization of a range of multiple abuse resistant opioids on an accelerated pace.

As of March 31, 2014, we had cash reserves of approximately $6.9 million and a working capital surplus of $3.8 million, and, for the fiscal year ended March 31, 2014, we had losses from operations totaling $5.3 million, net other expenses totaling $91.6 million and a net loss of $96.6 million.

During the year ended March 31, 2014, we raised approximately $10 million from the sale of shares to with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to a prior April 19, 2013 purchase agreement. While that agreement terminated in March 2014 with the sale of all shares covered by that agreement, we entered into a new purchase agreement (the “Purchase Agreement”) with Lincoln Park in April 2014, pursuant to which we could raise up to $40 million (see “Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Lincoln Park Capital” below). As of June 20, 2014, we have sold approximately 2.4 million shares pursuant to the Purchase Agreement, with proceeds of such sales totaling approximately $0.9 million. In addition, both Nasrat Hakim, our CEO, and Jerry Treppel, our Chairman, have each provided Elite with a revolving bridge credit line of up to $1,000,000.

Pursuant to the Purchase Agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $40,000,000 worth of shares of our common stock under our agreement over a 36 month period generally in amounts up to 500,000 shares on any such business day. However, Lincoln Park shall not be required to purchase more than $760,000 worth of stock on any business day and cannot purchase any shares of our common stock on any business day that the closing sale price of our common stock is less than $0.10 per share, subject to adjustment as set forth in the Purchase Agreement. Assuming a purchase price of $0.425 per share (the closing sale price of the common stock on June 20, 2014) and only 101,735,704 shares available for purchase, we would receive $40 million in gross proceeds from purchases under the Purchase Agreement by Lincoln Park, inclusive of the $0.9 million already received for sales of shares prior to June 20, 2014.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $40,000,000 under the Purchase Agreement to Lincoln Park, we may still need additional capital to fully implement our business, operating and development plans.

We are anticipating that, with the growth of the current generic product line consisting of generic phentermine tablets and capsules, hydromorphone, naltrexone, methadone, phendimetrazine and immediate release Lodrane D®, combined with the successful transfer of manufacturing site and commercial launch of the 12 approved generic products licensed to Epic Pharma LLC and other opportunities in our pipeline, Elite eventually could be profitable. However, there can be no assurances that we will be able to timely raise additional funds, if needed, on acceptable terms through the Purchase Agreement or otherwise, that the sales of the current generic product line will continue, that the 12 approved generic products licensed to Epic Pharma LLC will be successfully commercialization and generate future revenues or that the other opportunities in our pipeline will be successfully commercialized. There can also be no assurances of Elite becoming profitable

To sustain operations and meet our business objectives we must be able to commercialize our products and other products or pipeline opportunities. If we are unable to timely obtain additional financing, if necessary, and/or we are unable to timely generate greater revenues from our operations, we will be required to reduce and, possibly, cease operations and liquidate our assets. No assurance can be given that we will be able to commercialize the new opportunities, or consummate such other financing or strategic alternative in the time necessary to avoid the cessation of our operations and liquidation of our assets.

We are in default on our obligations under the NJEDA Bonds. If we are unable to work out an arrangement to delay payment, repay or otherwise cure or settle this default, our ability to operate in the future will be materially and adversely affected.

We are in default of our obligations on a loan through tax-exempt bonds from the New Jersey Economic Development Authority (“NJEDA”). Our liability under this obligation as of March 31, 2014 was approximately $3.4 million. Our real property and the improvements thereon are encumbered by a mortgage in favor of as security for a loan through the NJEDA Bonds. We have received Notices of Default from the Trustee in relation to the utilization of the debt service reserve fund for of semi-annual interest payments from March 2009 to the present and for the non-payment of principal amounts due on September 1, 2010, 2011, 2012 and 2013.

On June 20, 2014, subsequent to the end of Fiscal 2014 and in accordance with the terms and conditions of the bond indenture, the Company provided to the Trustee of the NJEDA Bonds written notice of its intent to redeem those bonds which were due and payable as of the same date.

The bond indenture requires that the Company provide the Trustee with 60 days written notice (or such shorter period agreeable to the Trustee), and that the Trustee would then notify the Depository Trust Company (“DTC”) of the bonds which are to be redeemed. The DTC is then required to provide to the applicable bondholders notice of no less than 30 days nor more than 45 notice of the redemption.

Through the written notification, the Company has advised the Trustee of its ability and intentions to pay all amounts due and owing currently and separately, has advised the Trustee of its ability and intentions to pay the principal and interest payments which are due and payable on September 1, 2014.

The Company is cooperating with the Trustee to redeem all bonds currently due and owing, as well as those due on September 1, 2014, with the objective of curing all monetary defaults and achieving full compliance with the terms and conditions of the bonds as soon as possible.

While the Company has replenished all amounts withdrawn from the debt service reserve fund in accordance with the terms of the bond agreement, is in the process of paying all amounts in arrears and is also able to make the annual principal payment and semi-annual interest payment due on September 1, 2014 without utilizing the debt service reserve fund, there can be no assurances of the Company being able to make future semi-annual interest payments without utilizing the debt service reserve fund, nor can there be assurances of the Company being able to replenish the debt service reserve fund in the future. In addition, there can be no assurances of the Company being able to pay the principal payments which are due in the future

We believe that the successful resolution of the bond defaults will have a significant and positive effect on the Company’s ability to operate as a going concern. For more information on the NJEDA Bonds, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; NJEDA Bonds”.

Elite’s pipeline consists of products in various stages of development, including products in early development.

Elite’s product pipeline, including its abuse deterrent opioid products, are in various stages of development. Prior to commercialization, product development must be completed that could include scale-up, clinical studies, regulatory filing, regulatory review, approval by the FDA, and/or other development steps. Additionally, Elite has 12 approved generic products for which a site transfer must be completed prior to product launches. For these generic products, Elite must complete site transfer studies, file a changes being effective in 30 days (CBE 30) and await FDA review and approval. Development is subject to risks. We cannot assure you that development will be successful, or that during development unexpected delays might occur or additional costs might be incurred.

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

We currently hold eight patents and we have five patents pending. We intend to file further patent applications in the future. We cannot be certain that our pending patent applications will result in the issuance of patents. If patents are issued, third parties may sue us to challenge our patent protection, and although we know of no reason why they should prevail, it is possible that they could. It is likewise possible that our patent rights may not prevent or limit our present and future competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

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

We rely particularly on trade secrets, unpatented proprietary expertise and continuing innovation that we seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants. We cannot provide assurance that these agreements will not be breached or circumvented. We also cannot be certain that there will be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. We cannot be sure that our trade secrets and proprietary technology will not otherwise become or obtained by other entities or become known, obtained or independently developed by our competitors or, if patents are not issued with respect to products arising from research, that we will be able to maintain the confidentiality of information relating to these products. In addition, efforts to ensure our intellectual property rights can be costly, time-consuming and/or ultimately unsuccessful.

Litigation is common in the pharmaceutical industry, and can be protracted and expensive and could delay and/or prevent entry of our products into the market, which, in turn, could have a material adverse effect on our business.

Litigation concerning patents and proprietary rights can be protracted and expensive. Companies routinely bring litigation against applicants and allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an applicant. Elite develops, owns and/or manufactures generic and branded pharmaceutical products and such drug products may be subject to such litigation. Litigation often involves significant expense and can delay or prevent introduction or sale of our products.

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

Please note that in May 2014, Precision Dose Inc, the parent company of TAGI Pharmaceuticals, Inc., commenced an arbitration alleging that we failed to properly supply, price and satisfy gross profit minimums regarding Phentermine 37.5mg tablets, as required by the parties’ agreements. We deny Precision Dose’s allegations and have counterclaimed that Precision Dose is no longer entitled to exclusivity rights with respect to Phentermine 37.5mg tablets, and is responsible for certain costs, expenses, price increases and lost profits relating to Phentermine 37.5mg tablets and the parties’ agreements. Please see “Item 3. Legal Proceedings” below.

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

In addition, some materials used in our products are currently available from only one supplier or a limited number of suppliers and there is a risk of a sole approved supplier significantly raising prices. Please note that such an occurrence has taken place recently, wherein significant price increases from a sole supplier greatly reduced profit margins, sales and delayed product launches. These occurrences were ultimately resolved by the successful FDA approval of an alternate supplier, with such approval process being lengthy and costly.

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

The market price for the publicly traded stock of pharmaceutical companies is generally characterized by high volatility. There has been significant volatility in the market prices for our Common Stock. For the twelve months ended March 31, 2014, the closing sale price on the OTC Bulletin Board (“OTC-BB”) of our Common Stock fluctuated from a high of $0.94 per share to a low of $0.07 per share. The price per share of our Common Stock may not exceed or even remain at current levels in the future. The market price of our Common Stock may be affected by a number of factors, including, without limitation:

•	Results of our clinical trials;
•	Approval or disapproval of our ANDAs or NDAs;
•	Announcements of innovations, new products or new patents by us or by our competitors;
•	Governmental regulation;
•	Patent or proprietary rights developments;
•	Proxy contests or litigation;
•	News regarding the efficacy of, safety of or demand for drugs or drug technologies;
•	Economic and market conditions, generally and related to the pharmaceutical industry;
•	Healthcare legislation;
•	Changes in third-party reimbursement policies for drugs; and
•	Fluctuations in our operating results.

The sale or issuance of our common stock to Lincoln Park or upon conversion of outstanding preferred stock or exercise of outstanding warrants may cause dilution and the sale of the shares of common stock acquired by Lincoln Park or the issuance of shares upon conversion or exercise of outstanding preferred stock and warrants, or the perception that such sales and issuances may occur, could cause the price of our common stock to fall.

On April 10, 2014, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $40,000,000 of our common stock. Concurrently with the execution of the Purchase Agreement, we issued 1,928,641 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The purchase shares that may be sold pursuant to the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period that commenced on May 1, 2014. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park, except that, pursuant to the terms of our agreements with Lincoln Park, we would be unable to sell shares to Lincoln Park if and when the closing sale price of our common stock is below $0.10 per share, subject to adjustment as set forth in the Purchase Agreement, and in no event would Lincoln Park purchase more than $760,000 worth of our common stock on any single business day, plus an additional “accelerated amount” under certain circumstances. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. Lincoln Park may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to the Purchase Agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares.

In addition, as of June 20, 2014, there were outstanding shares of preferred stock convertible into approximately 148.9 million shares of Common Stock and warrants to purchase an aggregate of approximately 99.1 million shares of Common Stock at exercise prices that range from $0.625 per share to $0.25 per share. Additional shares of Common Stock may be issuable as a result of anti-dilution provisions in the outstanding preferred stock and warrants

As a result of the above discussed potential issuance of securities, such issuances by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park or pursuant to the conversion or exercise of outstanding shares of preferred stock and warrants, or the anticipation of such issuances, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

The issuance of additional shares of our Common Stock or the issuance of shares of an additional series of preferred stock could be used to make a change of control of us more difficult and expensive. Under certain circumstances, such shares could be used to create impediments to, or frustrate persons seeking to cause, a takeover or to gain control of us. Such shares could be sold to purchasers who might side with our Board of Directors in opposing a takeover bid that the Board of Directors determines not to be in the best interests of our shareholders. It might also have the effect of discouraging an attempt by another person or entity through the acquisition of a substantial number of shares of our Common Stock to acquire control of us with a view to consummating a merger, sale of all or part of our assets, or a similar transaction, since the issuance of new shares could be used to dilute the stock ownership of such person or entity.

Provisions of our Articles of Incorporation and By-Laws could defer a change of our Management which could discourage or delay offers to acquire us.

Provisions of our Articles of Incorporation and By-Laws law may make it more difficult for someone to acquire control of us or for our shareholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our shareholders. For example, as discussed above, our Articles of Incorporation allows us to issue shares of preferred stock without any vote or further action by our shareholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further shareholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, on November 15, 2013, we entered into a Shareholder Rights Plan and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of our common stock and one right for each share of Common Stock into which any of our outstanding Preferred Stock is convertible, to shareholders of record at the close of business on that date. Each Right entitles the registered holder to purchase from us one “Unit” consisting of one one-millionth (1/1,000,000) of a share of Series H Junior Participating preferred stock, at a purchase price of $2.10 per Unit, subject to adjustment, and may be redeemed prior to November 15, 2023, the expiration date, at $0.000001 per Right, unless earlier redeemed by the Company. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Mr. Hakim, our Chief Executive Officer, the Rights Plan’s the 15% threshold excludes shares beneficially owned by him as of November 15, 2013 and all shares issuable to him pursuant to his employment agreement and the Mikah Note. Our By-Laws provide for the classification of our Board of Directors into three classes.

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

Our Common Stock is quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is a quotation system, not an issuer listing service, market or exchange, therefore, buying and selling stock on the Over-the-Counter Bulletin Board is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult to sell our Common Stock for an optimum trading price or at all.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.               PROPERTIES.

We own a facility located at 165 Ludlow Avenue, Northvale, New Jersey (“165 Ludlow”) which contains approximately 15,000 square feet of floor space. This real property and the improvements thereon are encumbered by a mortgage in favor of the New Jersey Economic Development Authority (“NJEDA”) as security for a loan through tax-exempt bonds from the NJEDA to Elite. The mortgage contains certain customary provisions including, without limitation, the right of NJEDA to foreclose upon a default by Elite. The NJEDA has declared the payment of this bond to be in default (For more information on the NJEDA Bonds, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; NJEDA Bonds”) We are currently using the Facility as a laboratory, manufacturing, storage and office space.

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

ITEM 3               LEGAL PROCEEDINGS

In the ordinary course of business we may be subject to litigation from time to time. Except as discussed below, there is no current, pending or, to our knowledge, threatened litigation or administrative action to which we are a party or of which our property is the subject (including litigation or actions involving our officers, directors, affiliates, or other key personnel, or holders of record or beneficially of more than 5% of any class of our voting securities, or any associate of any such party) which in our opinion has, or is expected to have, a material adverse effect upon our business, prospects financial condition or operations.

Please see the risk factor in Item 1A titled “We have been dependent on one or a few major customers. If we are unable to develop more customers our business most likely will be adversely affected.”

Arbitration with Precision Dose, Inc.

On May 9, 2014, Precision Dose Inc, the parent company of TAGI Pharmaceuticals, Inc., commenced an arbitration against the Company alleging that the Company failed to properly supply, price and satisfy gross profit minimums regarding Phentermine 37.5mg tablets, as required by the parties’ agreements. Elite denies Precision Dose’s allegations and has counterclaimed that Precision Dose is no longer entitled to exclusivity rights with respect to Phentermine 37.5mg tablets, and is responsible for certain costs, expenses, price increases and lost profits relating to Phentermine 37.5mg tablets and the parties’ agreements. As of the date of filing of this annual report on Form 10-K this arbitration proceeding was ongoing.

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

Quarter Ended	High	Low
Fiscal Year Ending March 31, 2014
March 31, 2014	$0.94	0.14
December 31, 2013	$0.14	0.10
September 30, 2013	$0.16	0.07
June 30, 2013	$0.08	0.07

Fiscal Year Ending March 31, 2013
March 31, 2013	$0.10	0.06
December 31, 2012	$0.12	0.05
September 30, 2012	$0.14	0.10
June 30, 2012	$0.17	0.08

As of June 20, 2014, the last reported sale price of our Common Stock, as reported by the OTCBB, was $0.425.

Holders

As of June 20, 2014, there were, respectively, approximately 118 and 2 holders of record of our Common Stock and Series I Preferred Stock.

Dividends

We have never paid cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2014, the Company issued an aggregate of 18,908,490 shares of Common Stock, with such shares constituting unregistered securities, consisting of 5,025 shares of Common Stock issued in lieu of cash in payment of interest expense due and owing on Preferred Share derivatives as of December 31, 2013; 4,157,322 shares of Common Stock issued to Directors and Officers in payment of Directors Fees and Salaries in accordance with the Company’s policy on Director Compensation, or the employment agreements with officers of the Company, as appropriate; 14,270,704 shares of Common Stock issued pursuant to the exercise of warrants, 308,333 shares of Common Stock issued pursuant to the exercise of options, and 167,106 shares of Common Stock issued pursuant to the conversion of Series C Preferred Shares

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Elite’s equity compensation plans as of March 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	3,000,000
Equity compensation plans not approved by security holders	—	—	6,389,684	(2)

Total	—	—	9,389,684

(1) Represents securities reserved and available for grant under the 2014 Equity Incentive Plan

(2) Represents securities reserved and available for grant under the 2009 Equity Incentive Plan

2014 Equity Incentive Plan

Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by the Board on March 17, 2014, to attract, motivate and retain officers, employees, consultants, and directors by issuing common stock based incentives to directors, officers, employees and consultants who are selected for participation. By relating incentive compensation to increases in shareholder value, it is hoped that these individuals will both continue in the long-term service of the Company and be motivated to experience a heightened interest and participate in the future success of Company operations. An aggregate of 3,000,000 common shares are reserved for grant and issuance pursuant to the 2014 Plan. The 2014 Plan is administered and interpreted by our Compensation Committee (the “Administrator”). Awards under the 2014 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-qualified stock options (“NSOs”); (iii) stock appreciation rights, which may be granted in tandem with options or on a stand-alone basis; (iv) shares of restricted stock; (v) shares of unrestricted stock; (vi) performance shares, and (vii) performance units.

Options may not be granted under the 2014 Plan at an exercise price of less than the fair market value of the common stock on the date of grant and the term of options cannot exceed ten years. ISOs may only be granted to persons who are employees of the Company. The exercise price of an ISO granted to a holder of more than 10% of the common stock must be at least 110% of the fair market value of the common stock on the date of grant, and the term of these options cannot exceed five years.

The Administrator also may grant stock appreciation rights. Stock appreciation rights represent the right to receive upon exercise an amount payable in cash or common stock equal to (A) the number of shares with respect to which the stock appreciation right is being exercised multiplied by (B) the excess of (i) the fair market value of a share of common stock on the date the award is exercised over (ii) the exercise price specified in the award agreement.

Under the performance award component of the 2014 Plan, participants may be granted an award denominated in shares of common stock or in dollars. Achievement of the performance targets, or multiple performance targets established by the Administrator relating to corporate, group, unit or individual performance based upon standards set by the Administrator shall entitle the participant to payment at the full amount or a portion of the amount specified with respect to the award, at the discretion of the Administrator based on its evaluation of the performance of the target goals applicable to such award. Payment may be made in cash, common stock or any combination thereof, as determined by the Administrator, and shall be adjusted in the event the participant ceases to be an employee of the Company before the end of a performance cycle by reason of death, disability or retirement.

Under the stock component of the 2014 Plan, the Administrator may, in selected cases, grant to a plan participant a given number of shares of restricted stock or unrestricted stock. Restricted stock under the 2014 Plan is common stock restricted as to sale pending fulfillment of such vesting schedule and employment requirements as the Administrator shall determine. Prior to the lifting of the restrictions, the participant will nevertheless be entitled to receive distributions in liquidation and dividends on, and to vote the shares of, the restricted stock. The 2014 Plan provides for forfeiture of restricted stock for breach of conditions of grant.

The 2014 Plan also permits the board of directors (and not the Compensation Committee) to grant awards of NSOs, restricted stock or unrestricted stock to non-employee directors. The board may authorize individual grants or adopt one or more formulas for grants of awards to the non-employee directors. All options granted to non-employee directors must have an exercise price equal to the fair market value at the date of grant.

The exercise price of awards may be paid in cash, in shares of common stock (valued at fair market value at the date of exercise), by delivery of a notice of exercise together with irrevocable instructions to a broker to deliver to the Company the proceeds of the sale of common stock or of a loan from the broker sufficient to pay the exercise price, by having the Company withhold from shares being exercised the number of shares having a fair market value equal to the exercise price for all shares being exercised, or by a combination of the foregoing means of payment, as may be determined by the Administrator.

2009 Equity Incentive Plan

Our 2009 Equity Incentive Plan was adopted by the Board on November 24, 2009, to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of Elite and its subsidiaries, by offering them an opportunity to participate in our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. An aggregate of 8,000,000 common shares are reserved for grant and issuance pursuant to the 2009 Equity Incentive Plan. The 2009 Equity Incentive Plan is administered and interpreted by our Compensation Committee (the “Compensation Committee”). Under the 2009 Equity Incentive Plan, we are permitted to grant both incentive stock options (“Incentive Stock Options” or “ISOs”) within the meaning of Section 422 of the Internal Revenue Code (the “Code”) to employees, and other options which do not qualify as Incentive Stock Options (the “Non-Qualified Options”) to employees, officers, Directors of and consultants to Elite. The per share purchase price of options granted under the 2009 Equity Incentive Plan may not be less than the fair market value of the shares on the date of the grant, provided that the exercise price of any ISO granted to a ten percent stockholder will not be less than 110% of the fair market value on the date of the grant. Recipients of ISO’s and Non-Qualified Options have no voting, dividend or other rights as stockholders with respect to shares of Common Stock covered by options prior to becoming the holders of record of such shares.

Under the 2009 Equity Incentive Plan, we also are permitted to offer stock awards (“2009 Equity Incentive Plan Stock Awards”) to eligible persons. The 2009 Equity Incentive Plan defines such stock awards as an offer by us to sell to an eligible person shares that may or may not be subject to restrictions. The purchase of price of shares sold pursuant to an 2009 Equity Incentive Plan Stock Award may not be less than the fair market value of the shares on the grant date, provided, however, that the number of shares issued for the payment of employee and officers’ salaries, or directors’ fees will be computed using the average daily closing price, which is defined as the simple average of the closing price of each trading day in the quarter or other applicable period for which payment is due.

We also are permitted to award stock bonuses under the 2009 Equity Incentive Plan, which defines such stock bonuses as an award of shares for extraordinary services rendered to the Company.

Issuer Purchases of Equity Securities

None.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

The following discussion and analysis should be read with the financial statements and accompanying notes, included elsewhere in this Annual Report on Form 10-K and the information described in Item 1A “Risk Factors” and in “Forward Looking Statements” above. The following discussion is intended to assist the reader in understanding and evaluating our financial position.

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

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2014, the Company had cash on hand of $6.9 million and a working capital surplus of $3.8 million. The Company believes that such resources, combined with the Company’s access to the $40 million equity line with Lincoln Park Capital, approximately $500k available under the Hakim Credit Line and the $5 million settlement with the VGS Parties are sufficient to fund operations through the current operating cycle. For the fiscal year ended March 31, 2014, it had losses from operations totaling $5.3 million, net other expenses totaling $91.6 million and a net loss of $96.6 million. Please note that the Company’s other income/(expenses) are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2015, due in large part to its plans to conduct clinical development and commercialization activities on a range of abuse resistant opioid products, on an accelerated and simultaneous basis. Such activities require the investment of significant amounts in clinical trials, safety and efficacy studies, bioequivalence studies, product manufacturing, regulatory expertise and filings, as well as investments in manufacturing and lab equipment and software. In order to finance these significant expenditures, the Company entered into the April 10, 2014 purchase agreement with Lincoln Park Capital Fund, LLC, with such agreement providing the company with an equity line of up to $40 million. We believe this amount of financing, if received, is sufficient to fund the commercialization of the abuse resistant opioid products identified. Please see below for further details on the financing transactions with Lincoln Park.

In addition, the Company had previously received Notices of Default from the Trustee of the NJEDA Bonds as a result of the utilization of the debt service reserve being used to pay interest payments as well as the company’s failure to make scheduled principal payments and is in the process of curing the defaults. See “NJEDA Bonds” below.

Lincoln Park Capital

Pursuant to an April 19, 2013 purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) we had the right to sell to and Lincoln Park was obligated to purchase up to $10 million in shares of the Company’s Common Stock, subject to certain limitations, from time to time, over the 36 month period commencing on May 9, 2013. We raised the entire $10 million from the sale of shares to Lincoln Park pursuant to that agreement. That agreement terminated in March 2014 with the sale of all shares covered by that agreement.

On April 10, 2014, we entered into another Purchase Agreement and a Registration Rights Agreement with Lincoln Park. Pursuant to the terms of the Purchase Agreement, Lincoln Park has agreed to purchase from us up to $40 million of our common stock (subject to certain limitations) from time to time over a 36-month period. Pursuant to the terms of the Registration Rights Agreement, we have filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the Purchase Agreement. That registration statement was declared effective on May 1, 2014.

Upon execution of the Purchase Agreement, we have issued 1,928,641 shares of our common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of our common stock under that agreement and we are obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of our common stock is purchased by Lincoln Park. Through June 20, 2014, we have sold to Lincoln Park an aggregate of 2,407,014 shares under the Purchase Agreement for aggregate gross proceeds of approximately $0.9 million. In addition, we have issued an additional 43,232 Commitment Shares.

We may, from time to time and at our sole discretion but no more frequently than every other business day, direct Lincoln Park to purchase (a “Regular Purchase”) up to 500,000 shares of our common stock on any such business day, increasing up to 800,000 shares, depending upon the closing sale price of the common stock, provided that in no event shall Lincoln Park purchase more than $760,000 worth of our common stock on any single business day. The purchase price of shares of Common Stock related to the future Regular Purchase funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 10 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the floor price of $0.10 per share, subject to adjustment.

In addition to Regular Purchases, on any business day on which we have properly submitted a Regular Purchase notice and the closing sale price is not below $0.15, we may purchase (an “Accelerated Purchase”) an additional “accelerated amount” under certain circumstances. The amount of any Accelerated Purchase cannot exceed the lesser of three times the number of purchase shares purchased pursuant to the corresponding Regular Purchase; and 30% of the aggregate shares of our common stock traded during normal trading hours on the purchase date. The purchase price per share for each such Accelerated Purchase will be equal to the lower of (i) 97% of the volume weighted average price during the purchase date; or (ii) the closing sale price of our common stock on the purchase date.

In the case of both Regular Purchases and Accelerated Purchases, the purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring during the business days used to compute the purchase price.

Other than as set forth above, there are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of any sales of our common stock to Lincoln Park.

Our sales of shares of Common Stock to Lincoln Park under the Lincoln Park Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of Common Stock.

The Lincoln Park Purchase Agreement and the Lincoln Park Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the Lincoln Park Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to Lincoln Park under the Lincoln Park Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, without limitation, market conditions, the trading price of the Common Stock and determinations by the Company as to appropriate sources of funding for the Company and its operations. There are no trading volume requirements or restrictions under the Lincoln Park Purchase Agreement. Lincoln Park has no right to require any sales by the Company, but is obligated to make purchases from the Company as it directs in accordance with the Lincoln Park Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

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

Treppel $1,000,000 Bridge Revolving Credit Line

On June 12, 2012 (the “Effective Date”), we entered into a bridge loan agreement (the “Treppel Loan Agreement”) with Jerry Treppel, our Chairman and CEO. Under the terms of the Treppel Loan Agreement, we have the right, in our sole discretion, to a line of credit (the “Treppel Credit Line”) in the maximum principal amount of up to $500,000 at any one time. By amendments, the maximum principal amount was increased to $1,000,000 and the maturity date was amended and extended. Mr. Treppel provided the Treppel Credit Line for the purpose of supporting the acceleration of our product development activities. The current term of the Treppel Loan Agreement ends on July 31, 2014, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Loan Agreement, we may borrow, repay, and reborrow under the Treppel Credit Line through maturity. Amounts borrowed under the Treppel Credit Line will bear interest at the rate of ten percent (10%) per annum. As of March 31, 2014, the principal balance owed under the Treppel Credit Line was zero with no accrued interest being owed, in accordance with the terms and conditions of the Credit Line.

Hakim $1,000,000 Bridge Revolving Credit Line

On October 15, 2013 (the “Hakim Credit Line Effective Date”), we entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Nasrat Hakim, our President and CEO. Under the terms of the Hakim Loan Agreement, we have the right, in our sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. Mr. Hakim provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on June 30, 2015, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on January 1, April 1, July 1 and October 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Loan Agreement, we may borrow, repay, and reborrow under the Hakim Credit Line through maturity. Amounts borrowed under the Hakim Credit Line will bear interest at the rate of ten percent (10%) per annum. As of March 31, 2014, the principal balance owed under the Credit Line was $528,750 with an additional $9,810 in accrued interest being also owed, in accordance with the terms and conditions of the Credit Line.

Convertible Note Payable to Mikah Pharma LLC

On August 1, 2013, Elite Laboratories Inc. (“Elite Labs”), a wholly owned subsidiary of the Company, executed an asset purchase agreement (the “Mikah Purchase Agreement”) with Mikah Pharma LLC (“Mikah”), an entity that is wholly owned by Mr. Nasrat Hakim, who, in conjunction with this transaction, was appointed as Elite’s CEO, President and a Director on August 2, 2012, and acquired from Mikah a total of 13 Abbreviated New Drug Applications (“ANDAs”) consisting of 12 ANDAs approved by the FDA and one ANDA under active review with the FDA, and all amendments thereto (the “Acquisition”) for aggregate consideration of $10,000,000, inclusive of imputed interest payable pursuant to a non-interest bearing, secured convertible note due in August 2016 (the “Mikah Note”). Please see “Elite’s Acquisition of a 13 Abbreviated New Drug Applications (“ANDAs”)” in Part I, Item 1 Business, above for more information on the Acquisition. The Mikah Note was amended on February 7, 2014 to make it convertible into shares of the Company’s Series I Convertible Preferred Stock.

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

Please also refer to Note 8 of the audited financial statements as and for the fiscal year ended March 31, 2014 for further details.

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

Despite having entered into the Treppel Credit Line Agreement, the Hakim Credit Line Agreement and the Lincoln Park Purchase Agreement we still may be required to seek additional capital in the future and there can be no assurances that Elite will be able to obtain such additional capital on favorable terms, if at all.

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

Cash at March 31, 2014 was approximately $6.9 million, an increase of approximately $6.6 million from the approximately $0.4 million balance of cash at March 31, 2013.

As of March 31, 2014, our principal source of liquidity was approximately $6.9 million of cash. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants and, as mentioned above, from the Lincoln Park Purchase Agreement, the Treppel Credit Line and the Hakim Credit Line. There can be no assurance that any of these sources will generate or provide sufficient cash.

NJEDA Bonds

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of March 31, 2014, all of the proceeds were utilized by the Company for such stated purposes.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $14,178 for the fiscal year ended March 31, 2014.

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

Pursuant to the terms of the NJEDA Bonds, the Company is required to replenish any amounts withdrawn from the debt service reserve and used to make principal or interest payments in six monthly installments, each being equal to one-sixth of the amount withdrawn and with the first installment due on the 15th of the month in which the withdrawal from debt service reserve occurred and the remaining five monthly payments being due on the 15th of the five immediately subsequent months. The Company has, to date, made all payments required in relation to the withdrawals made from the debt service reserve on March 1, 2009, September 1, 2009, March 1, 2010, September 1, 2010, March 1, 2011, September 1, 2011, March 1, 2012, September 1, 2012, March 1, 2013, September 1, 2013 and March 1, 2014.

The Company has received Notice of Default from the Trustee of the NJEDA Bonds in relation to the withdrawals from the debt service reserve, and no payment of scheduled principal amounts.

On June 20, 2014, subsequent to the end of Fiscal 2014 and in accordance with the terms and conditions of the bond indenture, the Company provided to the Trustee of the NJEDA Bonds written notice of its intent to redeem those bonds which were due and payable as of the same date.

The bond indenture requires that the Company provide the Trustee with 60 days written notice (or such shorter period agreeable to the Trustee), and that the Trustee would then notify the Depository Trust Company (“DTC”) of the bonds which are to be redeemed. The DTC is then required to provide to the applicable bondholders notice of no less than 30 days nor more than 45 notice of the redemption.

Through the written notification, the Company has advised the Trustee of its ability and intentions to pay all amounts due and owing currently and separately, has advised the Trustee of its ability and intentions to pay the principal and interest payments which are due and payable on September 1, 2014.

The Company is cooperating with the Trustee to redeem all bonds currently due and owing, as well as those due on September 1, 2014, with the objective of curing all monetary defaults and achieving full compliance with the terms and conditions of the bonds as soon as possible.

The Company believes that the successful resolution of the bond defaults will have a significant and positive effect on the Company’s ability to operate as a going concern.

Due to the issuance of a Notice of Default being previously received from the Trustee, and as the event of default was not waived or rescinded as of March 31, 2014, the Company has classified the entire principal balance due on the NJEDA Bonds, amounting to $3.385 million, as a current liability, in accordance with generally accepted accounting principles.

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

Results of Consolidated Operations:

Year Ended March 31, 2014 as compared to the Year Ended March 31, 2013

Our revenues for Fiscal 2014 were $4.6 million, an increase of $1.2 million or approximately 35% from revenues for the comparable period of the prior year, and consisted of $3.0 million in manufacturing fees, $0.1 million in lab and product development fees and $1.5 million in license fees. Revenues for Fiscal 2013 consisted of $2.2 million in manufacturing fees, $0.4 million in lab and product development fees, and $0.8 million in royalties and license fees. Manufacturing fees increased by approximately 35% due to the launch of new products in April 2013 (Phentermine 15mg and 30mg capsules) and in September 2013 (Naltrexone 50mg tablets) and the strong year-on-year growth of Elite’s Phentermine 37.5mg tablets, Hydromorphone 8mg tablets and contract manufactured Methadone 10mg product lines. Lab and product development fees decreased by approximately 78% due to decreased lab stability study revenues relating the discontinuance of the Lodrane® Extended Release Products. Royalties and license fees increased by approximately 91% due to milestones earned pursuant to the Epic Agreement, the strong growth in sales from the Phentermine and Hydromorphone product lines and the launch in September 2013 of Naltrexone 50mg, for which a milestone was also earned.

Research and development costs for Fiscal 2014 were approximately $4.0 million, an increase of approximately $3.0 million or approximately 300% from $1.0 million of such costs for the comparable period of the prior year. The increase was primarily due to increased activities related to the development of Elite’s abuse resistant opioid products, for which second and third patents were issued in May 2013 and April 2014, respectively, as well as the granting of a Canadian patent in March 2014. In addition, pilot bioequivalence trials for ELI-201, a twice-daily deterrent oxycodone product with abuse deterrent technology and pivotal bioequivalence trials for ELI-200, an undisclosed abuse deterrent opioid product, were both initiated and successfully completed during the year ended March 31, 2014.

General and administrative expenses for Fiscal 2014 were $2.1 million an increase of $0.6 million or approximately 39% from $1.5 million of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to the introduction of significant increases in annual fees being charged to the Company by the US FDA during Fiscal 2014, substantial increases in the cost of providing health insurance benefits to our employees, and increases in personnel required to support regulatory requirements.

Depreciation and amortization for Fiscal 2014 was $0.5 million, an increase of $0.4 million or approximately 328%, from $0.1 million for the comparable period of the prior year. The increase was primarily due to the commissioning, for commercial operations, of the new facility at 135 Ludlow in January of 2013, with the cost related assets and capital investments being placed in service and absorbed into manufacturing operations through depreciation expenses.

Non-cash compensation through the issuance of stock options and warrants for Fiscal 2014 was approximately $0.1 million, an increase of $0.03 million, or approximately 80% from $0.05 million for the comparable period of the prior year. The increase was due to the issuance of options to purchase an aggregate of 3,000,000 shares of Common Stock to various employees during Fiscal 2014 and the timing of the amortization schedule established at the time of issuance of the related stock options and warrants.

As a result of the foregoing, our loss from operations for Fiscal 2014 was $5.3 million, compared to a loss from operations of $1.6 million for Fiscal 2013.

Other expenses for Fiscal 2014 were a net expense of $91.6 million, a decrease in net other income of increase in other net income of $94.3 million from the net other income of $2.7 million for the comparable period of the prior year. The decrease in other income was due to derivative expenses relating to changes in the fair value of our preferred shares, outstanding warrants and convertible note payable derivatives during Fiscal 2014 totaling $90.7 million, as compared to a net derivative income of $3.5 million for the comparable period of the prior year, a $94.3 million overall reduction in other income. Please note that derivative income/(expenses) are most significantly determined by the closing price of the Company’s Common Stock as of the end of each annual or quarterly reporting period, and also as of the date on which shares of the Company’s convertible preferred stock are converted into common stock, with incomes being generated by decreases in such closing prices and expenses being incurred by increases in such closing prices. The closing price of the Company’s Common Stock as of March 31, 2014 was $0.41, as compared to a closing price of $0.08 as of March 31, 2013. Closing prices on the various dates on which shares of convertible preferred stock were converted to common stock ranged from $0.07 to $0.94 during the year ended March 31, 2014. These variances in the closing price of the Company’s Common Stock as compared with the closing price at the end of the immediately preceding fiscal year end were significant factors in the derivative income recorded during the year ended March 31, 2014.

As a result of the foregoing, our net loss for Fiscal 2014 was $96.6 million, compared to a net income of $1.5 million for Fiscal 2013.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities) increased by $6.9 million from a deficit of $3.1 million as of March 31, 2013 to a surplus of surplus of $3.8 million as of March 31, 2014, with such increase being primarily due to the loss from operations sustained during Fiscal 2014 being financed by $10 million in proceeds from the sale of Common Stock pursuant to the Purchase Agreement with Lincoln Park, $0.9 million in proceeds from the exercise of cash warrants and options and $0.6 million in proceeds from draws against related party credit lines, all such financings constituting capital financings. Capital financings provide cash to the Company without a corresponding current liability and accordingly have an accretive effect on working capital.

We experienced negative cash flows from operations of $4.2 million for Fiscal 2014, primarily due to our net loss of $96.6 million, offset by non-cash other income items totaling $92.3 million included in the net income, combined with increases in accounts payable and accrued liabilities of $0.9 million (resulting in a positive effect on cash flow), and offset by increases in accounts receivable, inventory and prepaid expenses of $0.8 million (resulting in a negative effective on cash flow).

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

Management has determined that, as of March 31, 2014, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2014, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and disclosure controls and procedures are related to the lack of segregation of duties due to the size of our accounting department, which replaced an outside accounting firm and non-employee Chief Financial Officer on July 1, 2009, and limited enterprise resource planning systems. The Company plans on hiring additional personnel and implementing enhanced enterprise resource planning systems to remedy such deficiencies, with the timing and extent of such actions being conducted as and when resources for such become available.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of Fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B              OTHER INFORMATION

None

PART III

ITEM 10               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

Name	Age	Position	Director / Officer Since	Director Tier[3]
Nasrat Hakim	53	President, Chief Executive Officer and Director	August 1, 2013	III
Jerry Treppel[1]	60	Chairman	November 2008	I
Barry Dash, Ph. D.	83	Director	April 2005	II
Ashok G. Nigalaye, Ph.D.	62	Chief Scientific Officer and Director	June 2009[2]	II
Jeenarine Narine	64	Director	June 2009	I
Jeffrey Whitnell	58	Director	October 2009	III
Carter J. Ward	50	Chief Financial Officer, Secretary and Treasurer	July 2009

(1) Mr. Treppel served as CEO from September 15, 2009 to July 31, 2013.

(2) Dr. Nigalaye has served as a Director since June 2009 and as Chief Scientific Officer since September 2009.

(3) We have three tiers of directors: (A) two Tier I directors whose term expires at the 2015 annual meeting and until their respective successors are elected and qualified, (B) two Tier II directors whose term expires at the 2016 annual meeting and until their respective successors are elected and qualified and (C) two Tier III directors whose term expires at the 2017 annual meeting and until their respective successors are elected and qualified.

Chris Dick served as the Company’s President, Chief Operating Officer and a Director until he stepped down from these positions in May 2013.

The principal occupations and employment of each Director during the past five years is set forth below. In each instance in which dates are not provided in connection with a director’s business experience, such nominee has held the position indicated for at least the past five years.

Nasrat Hakim

Nasrat Hakim has served as a Director, President and Chief Executive officer since August 1, 2013. Mr. Hakim has more than 30 years of pharmaceutical and medical industry experience in Quality Assurance, Analytical Research and Development, Technical Services and Regulatory Compliance. He brings with him proven management experience, in-depth knowledge of manufacturing systems, development knowledge in immediate and extended release formulations and extensive regulatory experience of GMP and FDA regulations. From 2004 - 2013, Mr. Hakim was employed by Actavis, Watson and Alpharma in various senior management positions. Most recently, Mr. Hakim served as International Vice President of Quality Assurance at Actavis, overseeing 25 sites with more than 3,000 employees under his leadership. Mr. Hakim also served as Corporate Vice President of Technical Services, Quality and Regulatory Compliance for Actavis U.S., Global Vice President, Quality and Regulatory Compliance for Alpharma, as well as Executive Director of Quality Unit at TheraTech, overseeing manufacturing and research and development. In 2009, Mr. Hakim founded Mikah Pharma, LLC, a virtual, fully functional pharmaceutical company. Mr. Hakim holds a Bachelor in Chemistry/Bio-Chemistry and Masters of Science in Chemistry from California State University at Sacramento, Sacramento, CA; a Masters in Law with Graduate Certification in U.S. and International Taxation from St. Thomas University, School of Law, Miami, FL.; and a Graduate Certification in Regulatory Affairs (RAC) from California State University at San Diego, San Diego, CA. Mr. Hakim’s leadership experience (consisting of extensive experience in senior management positions, responsible for 25 global manufacturing/regulatory sites with more than 3,000 employees under his leadership), industry experience (comprising more than 30 years of pharmaceutical and medical industry experience served in various quality assurance, analytical research and development/technical services and compliance positions) and academic experience (including Bachelor degrees in Chemistry and Bio-Chemistry, Masters degrees in Chemistry and Law, with Graduate Certification in U.S. and International Taxation, and a Graduate Certification in Regulatory Affairs) led to the conclusion that he is qualified to serve as a director.

Jerry Treppel

Jerry Treppel has served as a Director since October 28, 2008, Chairman of the Board since November 6, 2008 and Chief Executive Officer from September 15, 2009 to July 31, 2013. Mr. Treppel is currently a Managing Director of ArcLight Advisors, an investment bank specializing in the health care sector. From October 2008 through March 2013, Mr. Treppel was Managing Director of Ledgemont Capital Group LLC, a boutique merchant bank that provided access to capital and corporate advisory services to public and private companies. Additionally, he served as the managing member of Wheaten Capital Management LLC, a capital management company focusing on investments in the health care sector from 2003 to 2008.Over the past 20 years, Mr. Treppel was an equity research analyst focusing on the specialty pharmaceuticals and generic drug sectors at several investment banking firms including Banc of America Securities, Warburg Dillon Read LLC (now UBS), and Kidder, Peabody & Co. He previously served as a healthcare services analyst at various firms, including Merrill Lynch & Co. He also held administrative positions in the healthcare services industry early in his career. From 2003 to 2009, Mr. Treppel served as a member of the board of directors of Akorn, Incorporated (NASDAQ: AKRX), a specialty pharmaceutical company engaged in the development, manufacturing and marketing of branded and multi-source pharmaceutical products and vaccines. Mr. Treppel also served as the Chair of Akorn’s Nominating and Corporate Governance Committee and as a member of its Audit Committee and Compensation Committee. Mr. Treppel holds a BA in Biology from Rutgers College in New Brunswick, N.J., an MHA in Health Administration from Washington University in St. Louis, Mo., and an MBA in Finance from New York University. Mr. Treppel has been a Chartered Financial Analyst (CFA) since 1988. Mr. Treppel’s knowledge of the pharmaceutical industry as well as his education credentials and his experience as a member of the board of directors of Akorn, Incorporated led to the conclusion that he is qualified to serve as a director.

Barry Dash, Ph.D.

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

Ashok G. Nigalaye, Ph.D.

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

Jeffrey Whitnell

Jeffrey Whitnell has served as a Director since October 23, 2009, Chairman of the Audit Committee since October 23, 2009, member of the Nominating Committee since October 23, 2009, member of the Compensation Committee since October 23, 2009 and designated by the Board as an “audit committee financial expert” as defined under applicable rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), since October 23, 2009.  Since June 2010, Mr. Whitnell has been the Chief Financial Officer for Neurowave Medical Technologies, a medical device company. From June 2009 to June 2010, Mr. Whitnell provided financial consulting services to various healthcare companies, including Neurowave Medical Technologies. From June 2004 to June 2009, Mr. Whitnell was Chief Financial Officer and Senior Vice President of Finance at Akorn, Inc.  From June 2002 to June 2004, Mr. Whitnell was Vice President of Finance and Treasurer for Ovation Pharmaceuticals.  From 1997 to 2001, Mr. Whitnell was Vice President of Finance and Treasurer for MediChem Research.  Prior to 1997, Mr. Whitnell held various finance positions at Akzo Nobel and Motorola.  Mr. Whitnell began his career as an auditor with Arthur Andersen & Co. He is a certified public accountant and holds an M.B.A. in Finance from the University of Chicago and a B.S. in Accounting from the University of Illinois.  Mr. Whitnell’s qualifications as an accounting and audit expert provide specific experience to serve as a director for the Company.

Carter J. Ward

Carter J. Ward has served as Chief Financial Officer, Secretary and Treasurer of the Company since July 1, 2009. Prior to joining the Company, from July 2005 to April 2009, Mr. Ward filled multiple finance and supply chain leadership roles with the Actavis Group and its U.S. subsidiary, Amide Pharmaceuticals. From September 2004 to June 2005, Mr. Ward was a consultant, mainly engaged in improving internal controls and supporting Sarbanes Oxley compliance of Centennial Communications Inc., a NASDAQ listed wireless communications provider.  From 1999 to September 2004, Mr. Ward was the Chief Financial Officer for Positive Healthcare/Ceejay Healthcare, a U.S.-Indian joint venture engaged in the manufacture and distribution of generic pharmaceuticals and nutraceuticals in India. Mr. Ward began his career as a certified public accountant in the audit department of KPMG and is a Certified Supply Chain Professional (“CSCP”). Mr. Ward holds a B.S. in Accounting from Long Island University, Brooklyn, NY, from where he graduated summa cum laude   Mr. Ward’s experience and expertise in the area of finance and more specifically, as a Certified Supply Chain Professional, provides the qualifications, attributes and skills to serve as an officer for the Company.

Each director currently holds office until the expiration of his Tier (each for three years) or until such director’s death, resignation or removal. Pursuant to our recently amended and restated bylaws, our Board of Directors is now classified into three separate tiers of directors, with each respective tier to serve a three-year term and until their successors are duly elected and qualified.

There are no family relationships between any of our directors and executive officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our Officers, Directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we found that, during the fiscal year ended March 31, 2014, two of our Officers and Directors and two entities that had beneficial ownership of more than ten percent of a registered class of equity securities had not complied with all applicable Section 16(a) filing requirements on a timely basis with regard to transactions occurring in Fiscal 2014. Specifically, as follows:

Name	Late Filings	No. of Transactions
Ashok Nigalaye	6	9
Jeenarine Narine	6	9
Epic Investments LLC	6	9
Epic Pharma LLC	6	9
Nasrat Hakim	1	1
Jerry Treppel	1	3
Barry Dash	1	1
Carter Ward	1	1

Committees of the Board

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee.

Audit Committee

During Fiscal 2014, the members of the Audit Committee were Jeffrey Whitnell (Chairman of the Audit Committee), and Dr. Barry Dash. We deem Messrs. Whitnell and Dash to be independent and Mr. Whitnell to be qualified as an audit committee financial expert. The Board of Directors has determined that Messrs. Whitnell and Dash are independent directors as (i) defined in Rule 10A-3(b)(1)(ii) under the Exchange Act and (ii) under Sections 803A(2) and 803B(2)(a) of the NYSE MKT LLC Company Guide (although our securities are not listed on the NYSE MKT LLCE or any other national exchange).

Nominating Committee

During Fiscal 2014, the members of the Nominating Committee were Dr. Barry Dash and Jeenarine Narine. There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our last Annual Report on Form 10-K.

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

Role of the Compensation Committee

The Company formed the Compensation Committee in June 2007. Since the formation of the Compensation Committee all elements of the executives’ compensation are determined by the Compensation Committee, which is comprised of a two independent non-employee directors, and one director who is also the Company’s Chief Scientific Officer. However, the Compensation Committee’s decisions concerning the compensation of the Company’s Chief Executive Officer are subject to ratification by the independent directors of the Board of Directors. As of March 31, 2014, the members of the Compensation Committee were Barry Dash, Ashok Nigalaye and Jeffrey Whitnell. The Committee operates pursuant to a charter. Under the Compensation Committee charter, the Compensation Committee has authority to retain compensation consultants, outside counsel, and other advisors that the committee deems appropriate, in its sole discretion, to assist it in discharging its duties, and to approve the terms of retention and fees to be paid to such consultants. The Compensation Committee did not engage any advisors.

Named Executive Officers and Key Employees

The named executive officers and key employees for the fiscal year ended March 31, 2014 were:

•        Jerry Treppel, Chief Executive Officer through August 2, 2013

•        Nasrat Hakim, Chief Executive Officer and President from August 2, 3013

•        Chris C. Dick, President and Chief Operating Officer through May 24, 2013

•        Carter J. Ward, Chief Financial Officer, Secretary and Treasurer for the full year.

These individuals are referred to collectively as the “Named Executive Officers”.

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

Post-Termination/Change of Control Compensation

Pursuant to his employment agreement, Nasrat Hakim, our Chief Executive Officer, is entitled to a payment in an amount equal to two years base annual salary in effect upon the date of termination, less applicable deductions and withholdings, payable in Common Stock upon a Change of Control (as defined in the Hakim Employment Agreement). For more detailed information, please see “Agreements with Named Executive Officers” below.

We do not presently provide the Named Executive Officers with any plan or arrangement other than those that may be contained in employment contracts, in connection with any termination including, without limitation, through retirement, resignation, severance or constructive termination (including a change in responsibilities) of such Named Executive Officer’s employment with the Company.

As part of the Company’s efforts to ensure the retention and continuity of key employees, officers and directors in the event of a change of control of the ownership of the Company, unless otherwise stated in applicable employment contracts, key executives would receive an amount equal to twelve months of such executive’s salary, and certain Directors and managers would receive an amount equal to six months of such Director’s or managers fees or salaries as applicable. In addition, any outstanding and unvested options would immediately vest, in the event of a change of control.

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

Agreements with Named Executive Officers

Nasrat Hakim

Pursuant to his August 2013 employment agreement (the “Hakim Employment Agreement”), Mr. Hakim receives an annual salary of $350,000 per year. The Salary is paid in shares of the Company’s Common Stock pursuant to the Company’s current procedures for paying Company executives in Stock. He also is entitled to an annual bonus equal to up to 100% of his annual salary (also payable in stock) based upon his ability to meet certain Company milestones to be determined by the Company’s Board of Directors. The Board may also award discretionary bonuses in its sole discretion. Mr. Hakim is entitled to employee benefits (e.g., health, vacation, employee benefit plans and programs) consistent with other Company employees of his seniority and a car allowance. The Hakim Employment Agreement contains confidentially, non-competition and other standard restrictive covenants.

Mr. Hakim’s employment is terminable by the Company for cause (as defined in the Hakim Employment Agreement). The Hakim Employment Agreement also may be terminated by the Company upon at least 30 days written notice due to disability (as defined in the Hakim Employment Agreement) or without cause. Mr. Hakim can terminate the Hakim Employment Agreement by resigning, provided he gives notice at least 60 days prior to the effective resignation date. If Mr. Hakim is terminated for cause or he resigns, he only is entitled to accrued and unpaid annual salary, accrued vacation time and any reasonable and necessary business expenses, all through the date of termination and payable in stock (“Basic Termination Benefits”). If Mr. Hakim is terminated because of disability or death, in addition to Basic Termination Benefits, He is entitled his pro rata annual bonus through the date of termination (payable in Stock). If the Company terminates Mr. Hakim without cause, In addition to Basic Termination Benefits, Mr. Hakim is entitled to his pro rata annual bonus through the date of termination and an amount equal to two years’ annual salary (all payable in Stock).

Upon a Change of Control (as defined in the Hakim Employment Agreement), Mr. Hakim is entitled to a payment in an amount equal to two years base annual salary in effect upon the Date of Termination, less applicable deductions and withholdings, payable in Stock computed in the same manner as set forth as the Salary.

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

On September 15, 2009, Mr. Treppel was appointed Chief Executive Officer of the Company and he served in that capacity until his resignation in August 2013. He continues to also serve as Chairman of the Board and he has agreed to forego any additional compensation related to his activities and Chief Executive Officer. Accordingly, Mr. Treppel’s compensation as Chief Executive Officer and Chairman of the Board remains unchanged from the First Treppel Agreement.

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

Mr. Treppel stepped down from his position as Chief Executive Officer and was replaced by Mr. Nasrat Hakim in this position in August 2013. Mr. Treppel is currently the Chairman of the Board of Directors.

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

Carter J. Ward

On November 12, 2009, the Company entered into an employment agreement with Mr. Carter J. Ward (the “Ward Employment Agreement”). Pursuant to the terms of the Ward Employment Agreement, Mr. Ward continues as an at-will employee of the Company as its Chief Financial Officer. Mr. Ward receives a base salary of $150,000, with $125,000 of such amount being paid in accordance with the Company’s payroll practices and $25,000 of such amount being paid by the issuance of restricted shares of Common Stock, in lieu of cash. The Common Stock component of Mr. Ward’s compensation is to be computed on a quarterly basis, with the number of shares issued equal to the quotient of the quarterly amount due of $6,250 divided by the average daily closing price of the Company’s Common Stock for the quarter just ended.

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

Mr. Ward’s compensation was adjusted, effective January 1, 2014, to include a total compensation of $180,000, consisting of $150,000 being paid in accordance with the Company’s payroll practices and $30,000 being paid by the issuance of restricted shares of Common Stock in lieu of cash. The Common Stock component of Mr. Ward’s compensation is to be computed on a quarterly basis, with the number of shares issued being equal to the quotient of the quarterly amount due of $7,500, divided by the average daily closing price of the Company’s Common Stock for the quarter just ended.

Hedging Policy

We do not permit the Named Executive Officers to “hedge” ownership by engaging in short sales or trading in any options contracts involving securities.

Options Exercises and Stock Vested

No options have been exercised by our Named Executive Officers during the 2013 Fiscal Year.

Pension Benefits

We do not provide pension benefits to the Named Executive Officers

Nonqualified Deferred Compensation

We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Compensation of named executive officers

Summary Compensation Table

Name And Principal Position	Fiscal Year		Salary ($)		Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Nasrat Hakim(10)
Chief Executive Officer and	2014	(1)	232,361	(2)	145,753	(3)		12,000	(4)	390,114
President	2013	(1)	—		—			—		—

Jerry Treppel(8)
Chairman of the Board and	2014	(1)	—		—		—	30,000	(5)	30,000
Chief Executive Officer	2013	(1)	—		—		—	30,000	(5)	30,000

Chris Dick(9) President and	2014	(1)	32,368	(6)	—		—	1,400	(4)	33,768
Chief Operating Officer	2013	(1)	201,250	(6)	—		—	8,400	(4)	209,650

Carter J. Ward
Chief Financial Officer	2014	(1)	161,250	(7)	—		—	—		161,250
Secretary and Treasurer	2013	(1)	151,250	(7)			—	—		151,250

(1)	Represents the fiscal years ended March 31, 2014 (unaudited) and 2013, respectively.

(2)

Represents total salaries due to Mr. Hakim pursuant to the Hakim Employment Agreement, with all such amounts to be paid via the issuance of Common Shares in lieu of cash.

A total of 1,308,290 shares of Common Stock were issued to, and 377,930 shares of Common Stock are due and owing to Mr. Hakim for salaries earned by Mr. Hakim during the period August 2, 2013 and through March 31, 2014.

(3)

Represents bonuses paid to Mr. Hakim pursuant to the Hakim Employment Agreement, with all such bonuses being paid via the issuance of Common Shares in lieu of cash.

A total of 1,308,290 shares of Common Stock were issued to Mr. Hakim for bonuses granted to Mr. Hakim during Fiscal 2014.

(4)	Represents amounts paid for auto allowance.

(5)

Represents compensation due to Mr. Treppel for his service as Chairman of the Board of Directors. Mr. Treppel received no salary or additional compensation for his service as Chief Executive Officer. Compensation due to Mr. Treppel is paid via the issuance of Common Stock, pursuant to the Company’s Director compensation policy.

A total of 282,376 shares of Common Stock were issued to Mr. Treppel in payment of compensation due to him for Fiscal 2013. A total of 161,856 shares of Common Stock were issued to, and 19,003 shares of Common Stock are due and owing to, Mr. Treppel in payment of compensation due to him for Fiscal 2014.

63

(6)

Represents total salaries due to Mr. Dick pursuant to the Dick Employment Agreement, consisting of an annual salary of $175,000 being paid in cash as salary in accordance with the Company’s payroll practices and $25,000 annually being paid via the issuance of Common Shares in lieu of cash up to December 31, 2012, and $30,000 annually being paid via the issuance of Common Shares in lieu of cash subsequent to December 31, 2012. The cash and stock components of Mr. Dick’s compensation were both earned on an equal, incremental basis throughout the year. Mr. Dick resigned from his position with the Company and terminated the Dick Employment Agreement, effective May 24, 2013. Accordingly, the cash and stock compensation earned by Mr. Dick during Fiscal 2014, consists solely of earnings during the period commencing on April 1, 2014 and ending with Mr. Dick’s resignation on May 24, 2013.

A total of 247,079 shares of Common Stock were issued to Mr. Dick in payment of the stock payment component of compensation earned during Fiscal 2013. A total of 32,452 shares of Common Stock were issued to Mr. Dick in payment of the stock payment component of compensation earned during Fiscal 2014.

(7)

Represents total salaries due to Mr. Ward pursuant to the Ward Employment Agreement. Of the total salary amount earned during Fiscal 2013, $125,000 was paid in cash as salary in accordance with the Company’s payroll practices, and $25,000 is to be paid annually via the issuance of Common Shares in lieu of cash up to December 31, 2012 and $30,000 is to be paid annually via the issuance of Common Shares subsequent to December 31, 2012. The cash component of Mr. Ward’s salary was raised to $150,000 annually, effective as of January 1, 2014.

A total of 247,079 shares of Common Stock were issued to Mr. Ward in payment of the stock payment component of compensation earned during Fiscal 2013. A total of 161,856 shares of Common Stock were issued to, and 19,003 shares of Common Stock are due and owing to, Mr. Ward in payment of compensation due to him for Fiscal 2014.

(8)	Mr. Treppel stepped down from his position as Chief Executive Officer in August 2013 and is currently the Chairman of the Board of Directors.

(9)	Mr. Dick stepped down from his position as President and Chief Operating Officer in May 2013.

(10)	Mr. Hakim was appointed as the Company’s Chief Executive Officer on August 2, 2013.

Outstanding Equity Awards at March 31, 2014 (unaudited)

Name	Number of securities underlying unexercised options Exercisable (#)		Number of securities underlying unexercised options Unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)		Options Exercise Price ($)	Option Expiration Date

Carter Ward	200,000	(1)	—	—		0.10	1/17/2020
Carter Ward	50,000		—	100,000	(2)	0.12	6/19/2022

(1)	Total of 200,000 options granted with such options vesting in annual increments on January 18, 2011, 2012 and 2013, with each increment equal to one-third of the total options granted.

(2)	Total of 150,000 options granted with such options vesting in annual increments on June 19, 2013, 2014 and 2015, with each increment equal to one-third of the total options granted.

DIRECTOR COMPENSATION

The following table sets forth information concerning director compensation for the year ended March 31, 2014 (unaudited):

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compen- sation ($)	All Other Compen- sation ($)	Total ($)
Barry Dash	—	20,000	(1)	—	—	—	—	20,000

Ashok Nigalaye	—	20,000	(1)	—	—	—	—	20,000

Jeenarine Narine	—	20,000	(1)	—	—	—	—	20,000

Jeffrey Whitnell	—	20,000	(1)	—	—	—	—	20,000

Jerry Treppel	—	30,000	(2)	—	—	—	—	30,000

65

(1)

Represents directors fees earned during the fiscal year ended March 31, 2014, with such fees being paid via the issuance of shares of Common Stock, pursuant to the Company’s policy regarding payment of Director’s fees.

A total of 107,904 shares of Common Stock were issued to, and 12,669 shares of Common Stock are due and owing to each Director in payment of Director’s fees earned during the fiscal year ended March 31, 2014.

(2)

Represents the Chairman’s fee due to Mr. Treppel for his service as Chairman of the Board of Directors. A total of 161,856 shares of Common Stock were issued to, and 19,003 shares of Common Stock are due and owing to, Mr. Treppel in payment of Chairman’s fees earned during the fiscal year ended March 31, 2014.

Please note that Mr. Treppel also served as Chief Executive Officer up to August 2, 2013, and is accordingly also included in the above schedule disclosing the compensation of named executive officers. Mr. Treppel, however, received no additional salary or additional compensation above the Chairman’s fee, for his service as Chief Executive Officer. Accordingly, the amounts listed in this table represent the same payments listed in the above table related to the compensation of named executive officers.

Director Fee Compensation

The Company’s policy regarding director fees is as follows: ((i) Directors who are employees or consultants of the Company (and/or any of its subsidiaries), except for Mr. Jerry Treppel, Chief Executive Officer and Dr. Ashok Nigalaye, Chief Scientific Officer, receive no additional remuneration for serving as directors or members of committees of the Board; (ii) all Directors are entitled to reimbursement for out-of-pocket expenses incurred by them in connection with their attendance at the Board or committee meetings; (iii) Directors who are not employees or consultants of the Company (and/or any of its subsidiaries) receive $20,000 annual retainer fee, payable on a quarterly basis, in arrears for their service on the Board and all committees; (iv) The Chairman of the Board receives a $30,000 annual retainer fee, payable on a quarterly basis, in arrears, for his/her service as Chairman of the Board of Directors; (v) Directors and the Chairman do not receive any additional compensation for attendance at or chairing of any meetings. (vi) Mr. Jerry Treppel receives no additional compensation, above the annual retainer fee due to the Chairman of the Board, for his services as Chief Executive Officer (vii) Dr. Ashok Nigalaye receives no additional compensation, above the annual retainer fee due to Directors, for his services as Chief Scientific Officer. (viii) All Director and Chairman fees are paid via the issuance of Common Stock of the Company, in lieu of cash, as described below.

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

Members of the Board of Directors during the fiscal years ended March 31, 2014 and March 31, 2013 did not receive any options or equity compensation for serving as directors other than shares of Common Stock earned in lieu of cash in relation to Director and Chairman fees due.

Other

The Company’s Articles of Incorporation provide for the indemnification of each of the Company’s directors to the fullest extent permitted under Nevada General Corporation Law.

ITEM 12              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 20, 2014 (except as otherwise indicated), regarding beneficial ownership of our Common Stock and our Series I Preferred Stock by (i) each person who is known by us to own beneficially more than 5% of each such class, (ii) each of our directors, (iii) each of our executive officers and (iv) all our directors and executive officers as a group. As of June 20, 2014, we had 568,042,063 shares of Common Stock outstanding (exclusive of 100,000 treasury shares) and 104.242 shares of Series I Preferred Stock outstanding. On any matter presented to the holders of our Common Stock for their action or consideration at any meeting of our Shareholders, each share of Common Stock entitles the holder to one vote and each share of Series I Preferred Stock entitles the holder to the number of votes equal to the number of shares of Common Stock into which such share of Series I Preferred Stock is convertible (1,428,571.4 per whole share).

As used in the table below and elsewhere in this report, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following June 20, 2014. Except as otherwise indicated, the Shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

	Amount and Nature of Beneficial Ownership			Percent (%) of Voting
Name and Address Of Beneficial Owner of Common Stock	Common Stock		Series I Preferred Stock	Securities Beneficially Owned

Nasrat Hakim, President Chief Executive Officer and Director*	14,107,249	(1)	100.000	22%

Barry Dash, Director*	1,168,217	(2)	0	**

Jerry Treppel, Chairman of the Board *	3,240,253	(3)	4.242	1%

Ashok G. Nigalaye, Chief Scientific Officer and Director*	160,906,315	(4)(5)	0	12%

Jeenarine Narine, Director *	151,141,481	(4)(6)	0	10%

Jeffrey Whitnell, Director *	999,862	(7)	0	**

Carter J. Ward, Chief Financial Officer *	3,180,958	(8)	0	**

Epic Investments LLC 227-15 North Conduit Ave. Laurelton, NY 11413	140,850,897	(4)	0	10%

All Directors and Officers as a group	193,893,440	(9)	104.242	36%

* The address is c/o Elite Pharmaceuticals Inc., 165 Ludlow Avenue, Northvale, NJ 07647.

** Less than 1%

(1)	Includes 13,714,141 shares of Common Stock, and 786,216 shares of Common Stock accrued (but not issued) and owed to Mr. Hakim as of June 30, 2014, pursuant to his employment agreement with the Company.

(2)	Includes 1,025,754 shares of Common Stock, options to purchase 120,000 shares of Common Stock and 22,463 shares of Common Stock for Board of Directors fees accrued (but not issued) and owed to Dr. Dash as of June 30, 2014.

(3)	Includes 3,206,558 shares of Common Stock and 33,695 shares of Common Stock for Chairman of the Board Directors fees accrued (but not issued) and owed to Mr. Treppel as of June 30, 2014.

(4)	Includes 67,669,232 shares of Common Stock and warrants to purchase 73,181,665 shares of Common Stock held by Epic Investments, LLC. Messrs. Nigalaye and Narine are executive officers and equity owners of Epic Pharma, LLC and Epic Investments, LLC. Epic Pharma, LLC is an equity owner of Epic Investments, LLC. Epic Pharma LLC and Messrs. Nigalaye and Narine share voting and investment control over, and are indirect beneficial owners of, the shares. The interest of Epic Pharma LLC and Messrs. Nigalaye, Narine and Potti in the shares is limited, and each disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in Epic Investments, LLC.

(5)	Includes 14,275,289 shares of Common Stock, warrants to purchase 5,757,666 shares of Common Stock, and 22,463 shares of Common Stock for Board of Directors fees accrued (but not issued) and owed to Dr. Nigalaye as of June 30, 2014.

(6)

Includes 5,510,455 shares of Common Stock, warrants to purchase 4,757,666 shares of Common Stock, and 22,463 shares of Common Stock for Board of Directors fees accrued (but not issued) and owed to Mr. Narine as of June 30, 2014.

(7)	Includes 977,399 shares of common stock and 22,463 shares of Common Stock for Board of Directors fees accrued (but not issued) and owed to Mr. Whitnell as of June 30, 2014.

(8)	Includes 2,230,596 shares of Common Stock, options to purchase 250,000 shares of Common Stock, warrants to purchase 666,667 shares of Common Stock and 33,695 shares of Common Stock accrued (but not issued) and owed to Mr. Ward as of June 30, 2014 pursuant to his employment agreement with the Company.

(9)	Includes 108,609,424 shares of Common Stock, warrants to purchase 84,363,664 shares of Common Stock, options to purchase 370,000 shares of Common Stock and 550,352 shares of Common Stock accrued (but not issued) and owing as of June 30, 2014 for payment of Chairman’s Fees, Directors Fees in accordance with the Company’s policy regarding compensation of the Chairman and Director, and for payment of salaries pursuant to applicable employment agreements for the Company’s Chief Executive Officer and Chief Financial Officer.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Related Person Transactions

Transactions with Nasrat Hakim

On August 1, 2013, Elite Laboratories Inc. (“Elite Labs”), our wholly owned subsidiary, executed an asset purchase agreement (the “Mikah Purchase Agreement”) with Mikah Pharma LLC (“Mikah”), an entity that is wholly owned by Mr. Nasrat Hakim, who, in conjunction with this transaction, was appointed as our Chief Executive Officer, President and a Director on August 2, 2012, and acquired from Mikah a total of 13 Abbreviated New Drug Applications (“ANDAs”) consisting of 12 ANDAs approved by the FDA and one ANDA under active review with the FDA, and all amendments thereto (the “Acquisition”) for aggregate consideration of $10,000,000, inclusive of imputed interest payable pursuant to a non-interest bearing, secured convertible note due in August 2016 (the “Mikah Note”). The Mikah Note was amended on February 7, 2014 to make it convertible into shares of the Company’s Series I Convertible Preferred Stock.

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

On October 15, 2013, Elite entered into a bridge loan agreement (the “Hakim Credit Line Agreement”) with Mr. Hakim. Under the terms of the Hakim Credit Line Agreement, Elite has the right, in its sole discretion to a line of credit (the “Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. Mr. Hakim provided the Hakim Credit Line for the purpose of supporting the acceleration of Elite’s product development activities. The outstanding amount is evidenced by a promissory note which shall mature on June 30, 2015, at which time the entire unpaid principal balance, plus accrued interest thereon shall be due and payable in full. Elite may prepay any amounts owed without penalty. Any such prepayments shall first be applied to interest due and owing and then to principal. Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Credit Line Agreement, the Company may borrow, repay and reborrow under the Hakim Credit Line through maturity. Amounts borrowed under the Hakim Credit Line bear interest at the rate of ten percent (10%) per annum.

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

The manufacturing of Naltrexone 50mg was successfully transferred to the Company’s Northvale facility, and the first commercial shipment of this product was made in September 2013.

As of March 31, 2014, the product development services referenced in the Naltrexone Agreement have not been completed and the $200,000 owed to Mikah was accrued as a liability as of March 31, 2014.

During Fiscal 2014, the Company purchased from Mikah Pharma, active pharmaceutical ingredients used by the Company in its current commercial manufacturing operations, at Mikah’s cost, without markup. Such purchases totaled $75,600, with the funds being provided by Nasrat Hakim and included as draws against the Hakim Credit Line.

During Fiscal 2014, the Company purchased from Mikah Pharma, manufacturing equipment used by the Company in its current commercial manufacturing operations and product development activities at Mikah’s cost, without markup. Such equipment purchases totaled $110,000, with the funds being provided by Nasrat Hakim and included as draws against the Hakim Credit Line.

For information about our employment agreement with Mr. Hakim, please see “Executive Compensation-Agreements with Named Executive Officers” above.

Transactions with Jerry Treppel

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

On November 21, 2013, Mr. Treppel converted the $600,000 unpaid balance into an unsecured convertible note (the “Treppel Note”). The Treppel Note was amended on February 7, 2014 to make it convertible into shares of the Company’s Series I Preferred Stock. The Treppel Note, as amended, was interest free and due and payable on the third anniversary of its issuance. Subject to certain limitations, the principal amount of the Note was convertible at the option of Treppel on and after the first anniversary of the date of the Note into shares of the Company’s Common Stock at a rate of $0.099 (approximately 10,101 shares per $1,000 in principal amount), the closing market price of the Company’s Common Stock on the date that the Note was executed, and/or into shares of the Company’s Series I Preferred Stock at a rate of 1 share of Series I Preferred Stock for each $141,442.7157 of principal owed on the Treppel Note. The conversion rate was adjustable for customary corporate actions such as stock splits and, subject to certain exclusions, includes weighted average anti-dilution for common stock transactions at prices below the then applicable conversion rate.

On February 7, 2014, Treppel converted the principal amount of $600,000, representing the entire principal balance due under the Treppel Note into 4.242 shares of the Company’s Series I Preferred Stock.

For information about our employment agreement with Mr. Treppel, please see “Executive Compensation-Agreements with Named Executive Officers” above.

Transactions with Epic Pharma LLC and Epic Investments LLC

On March 18, 2009, the Company entered into the Epic Strategic Alliance Agreement with Epic Pharma, LLC and Epic Investments, LLC, a subsidiary controlled by Epic Pharma LLC. Ashok G. Nigalaye, Jeenarine Narine and Ram Potti, each were elected as members of our Board of Directors, effective June 24, 2009, as the three directors that Epic is entitled to designate for appointment to the Board pursuant to the terms of the Epic Strategic Alliance Agreement. Messrs. Nigalaye, Narine and Potti are also officers of Epic Pharma, LLC, in the following capacities:

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

On October 2, 2013, we executed a Manufacturing and License Agreement (“M&L Agreement”) with Epic Pharma LLC. (“Epic”), to manufacture, market and sell in the United States and Puerto Rico 12 generic products owned by Elite. Of the 12 products, Epic will have the exclusive right to market six products as listed in Schedule A of the M&L Agreement, and a non-exclusive right to market six products as listed in Schedule D of the M&L Agreement. Epic is responsible for all regulatory and pharmacovigilance matters related to the products and for all costs related to the site transfer for all products. Pursuant to the M&L Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the M&L Agreement, earned by Epic as a result of sales of the products. The manufacturing cost used for the calculation of the license fee is a predetermined amount per unit plus the cost of the drug substance (API) and the sales cost for the calculation is predetermined based on net sales. If Elite manufactures any product for sale by Epic, then Epic shall pay that same predetermined manufacturing cost per unit plus the cost of the API. The license fee is payable monthly for the term of the M&L Agreement. Epic shall pay to Elite certain milestone payments as defined by the M&L Agreement. The first milestone payment was due on or before November 15, 2013 and has been paid. Subsequent milestone payments are due upon the filing of each product’s supplement with the U.S. Food and Drug Administration (“FDA”) and the FDA approval of site transfer for each product as specifically itemized in the M&L Agreement. The term of the M&L Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Twelve months following the launch of a product covered by the M&L Agreement, Elite may terminate the marketing rights for any product if the license fee paid by Epic falls below a designated amount for a six month period of that product. Elite may also terminate the exclusive marketing rights if Epic is unable to meet the annual unit volume forecast for a designated Product group for any year, subject to the ability of Epic, during the succeeding six month period, to achieve at least one-half of the prior year’s minimum annual unit volume forecast. The M&L Agreement may be terminated by mutual agreement of Elite and Epic, as a result of a breach by either party that is not cured within 60 days notice of the breach or by Elite as a result of Epic becoming a party to a bankruptcy, reorganization or other insolvency proceeding that continues for a period of 30 days or more.

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

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Demetrius for the audits of our financial statements and interim reviews of our quarterly financial statements for Fiscal 2014 and Fiscal 2013.

	Fiscal 2014	Fiscal 2013
Audit Fees	81,150	76,250
Audit-Related Fees	6,400	3,000
Tax Fees	—	—
All Other Fees	1,150	475

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

The Audit Committee has determined that Demetrius’ rendering of these audit-related services was compatible with maintaining auditor’s independence. The Board of Directors considered Demetrius to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in Fiscal 2014 and 2013.

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

(2) The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013 .

3.1(p)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(q)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Product Development and Commercialization Agreement, dated as of June 21, 2005, between the Company and IntelliPharmaceutics Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated June 21, 2005 and originally filed with the SEC on June 27, 2005, as amended on the Current Report on Form 8-K/A filed September 7, 2005, as further amended by the Current Report on Form 8-K/A filed December 7, 2005 (Confidential Treatment granted with respect to portions of the Agreement).

10.5	Agreement, dated December 12, 2005, by and among the Company, Elite Labs, and IntelliPharmaceutics Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated December 12, 2005, and originally filed with the SEC on December 16, 2005, as amended by the Current Report on Form 8-K/A filed March 7, 2006 (Confidential Treatment granted with respect to portions of the Agreement).

10.6	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.10	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.11	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.12	Form of Registration Rights Agreement, between the Registrant and signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.13	Form of Placement Agent Agreement, between the Registrant and Indigo Securities, LLC, incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated March 15, 2006, and filed with the SEC on March 16, 2006.

10.14	Financial Advisory Agreement between the Registrant and Indigo Ventures LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K dated July 12, 2006 and filed with the SEC on July 18, 2006.

10.15	Product Collaboration Agreement between the Registrant and ThePharmaNetwork LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated November 10, 2006 and filed with the SEC on November 15, 2006. (Confidential Treatment granted with respect to portions of the Agreement).

10.16	Strategic Alliance Agreement among the Registrant, VGS Pharma (“VGS”) and Veerappan S. Subramanian (“VS”), incorporated by reference as Exhibit 10(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.17	Advisory Agreement, between the Registrant and VS, incorporated by reference as Exhibit 10(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.18	Registration Rights Agreement between the Registrant, VGS and VS, incorporated by reference as Exhibit 10(c) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.19	Employment Agreement between Novel Laboratories Inc. (“Novel”) and VS, incorporated by reference as Exhibit 10(d) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.20	Stockholders’ Agreement between Registrant, VGS, VS and Novel, incorporated by reference as Exhibit 10(e) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.21	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.22	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.23	Form of Placement Agent Agreement, between the Company and Oppenheimer & Company, Inc., incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.24	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.25	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.26	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.27	Form of Securities Purchase Agreement, between the Company and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.28	Form of Placement Agent Agreement, between the Company, ROTH Capital Partners, LLC and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.29	Separation Agreement and General Release of Claims, dated as of October 20, 2008, by and between the Company and Stuart Apfel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.30	Consulting Agreement, dated as of October 20, 2008, by and between the Company and Parallex Clinical Research, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.31	Separation Agreement and General Release of Claims, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.32	Consulting Agreement, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.33	Separation Agreement and General Release of Claims, dated as of November 5, 2008, by and between the Company and Bernard J. Berk, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 6, 2008 and filed with the SEC on November 6, 2008.

10.34	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.35	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.36	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.37	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.38	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.39	Employment Agreement, dated as of November 13, 2009, by and between the Company and Chris Dick, , incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.40	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.41	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.42	Stipulation of Settlement and Release, dated as of June 25, 2010, by and among the Company, Midsummer Investment, Ltd., Bushido Capital Master Fund, LP, BCMF Trustees, LLC, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.43	Amendment Agreement, dated as of June 25, 2010, by and among the Company, and the investors signatory thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.44	Amendment Agreement, dated as of June 2010, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.45	Asset Purchase Agreement dated as of May 18, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010.

10.46	Asset Purchase Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.47	Master Development and License Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.48	Purchase Agreement, dated as of September 10, 2010, by and among Epic Pharma LLC and the Company, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.49	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.50	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.51	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.52	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.53	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.54	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.55	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.56	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.57	Securities Purchase Agreement with Socius dated December 30, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.58	Amendment to Agreement with Socius dated February 28, 2012, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed with the SEC February 29, 2012.

10.59	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.60	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.61	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.62	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.63	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.64	Development And License Agreement between the Company and a Hong Kong-based client dated March 16, 2012 incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the SEC on June 29,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.65	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.66	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.67	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.68	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.69	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.70	Revised Schedule 1 to the August 1, 2013 Mikah LLC Asset Purchase Agreement (revised to remove confidential treatment with regard to one item set forth thereon) incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the period ending December 31, 2013, filed with the SEC on February 14, 2014.

10.71	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.72	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.73	Termination of June 2011, Manufacturing and Supply Agreement between Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.15 of the Quarterly Report on Form 10-Q for the period ending December 31, 2014 and filed with the SEC on February 14, 2014.

10.74	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.75	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.76	August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC, incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 and filed with the SEC on November 14, 2013

10.77	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.78	February 7,2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.79	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.80	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.81	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

21	Subsidiaries of the Company.**

23	Consent of Demetrius Berkower LLC, Independent Registered Public Accounting Firm**

101***	The following materials from Elite Pharmaceuticals’ Annual Report on Form 10-K, related to the audited financial statements as and for the fiscal years ended March 31, 2014 and 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

ELITE PHARMACEUTICALS, INC.

By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer

Dated: June 30, 2014

By:	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer

Dated: June 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nasrat Hakim	Chief Executive Officer and President	June 30, 2014

/s/ Jerry Treppel	Chairman of the Board of Directors	June 30, 2014

/s/ Carter J. Ward	Chief Financial Officer, Treasurer, Secretary	June 30, 2014

/s/ Barry Dash	Director	June 30, 2014

/s/ Jeenarine Narine	Director	June 30, 2014

/s/ Ashok Nigalaye	Director	June 30, 2014

/s/ Jeffrey Whitnell	Director	June 30, 2014

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and

Shareholders of Elite Pharmaceuticals, Inc. & Subsidiary

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. and Subsidiary (“the Company”) as of March 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended March 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Pharmaceuticals, Inc. and Subsidiary as of March 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/Demetrius Berkower LLC

Wayne, New Jersey

June 30, 2014

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2014 and 2013

	2014	2013
ASSETS
CURRENT ASSETS
Cash	$6,941,777	$369,023
Accounts receivable (net of allowance for doubtful accounts of $134,083 and -0- respectively)	732,076	665,154
Inventories (net of reserve of -0- and $93,338, respectively)	1,932,486	1,358,146
Prepaid expenses and other current assets	318,424	151,051

Total Current Assets	9,924,763	2,543,374

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,508,377 and $5,068,522, respectively	4,199,602	4,028,943

INTANGIBLE ASSETS – net of accumulated amortization of $-0- and $-0-, respectively	6,349,922	694,426

OTHER ASSETS
Investment in Novel Laboratories, Inc.	3,329,322	3,329,322
Security deposits	16,314	14,314
Restricted cash – debt service for EDA bonds	265,043	267,820
EDA bond offering costs, net of accumulated amortization of $121,697 and $107,519, respectively	232,756	246,934

Total Other Assets	3,843,435	3,858,390

TOTAL ASSETS	$24,317,722	$11,125,133

See accompanying notes

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2014 and 2013

	2014	2013
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of EDA bonds payable	$3,385,000	$3,385,000
Short term loans and current portion of long-term debt	18,870	6,296
Related Party Lines of Credit	528,750	600,000
Accounts payable and accrued expenses	2,214,871	1,325,126
Deferred revenues – current	13,333	13,333
Preferred share derivative interest payable	—	27,500
Total Current Liabilities	6,160,824	5,357,255

LONG TERM LIABILITIES
Deferred revenues	138,890	152,223
Other long term liabilities	131,144	91,571
Derivative liability – preferred shares	60,981,570	6,334,621
Derivative liability – warrants	38,103,446	7,862,848
Total Long Term Liabilities	99,355,050	14,441,263

TOTAL LIABILITIES	105,515,874	19,798,518

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 690,000,000 shares. Issued 560,242,430 shares and 374,493,959 shares, respectively. Outstanding 560,142,430 shares and 374,393,959 shares, respectively.	560,244	374,495

Additional paid-in-capital	143,555,091	119,690,336

Accumulated deficit	(225,006,646)	(128,431,375)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(81,198,152)	(8,673,385)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$24,317,722	$11,125,133

See accompanying notes

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2014	2013
REVENUES
Manufacturing Fees	2,982,400	$2,214,271
Licensing Fees	1,536,039	806,365
Lab Fee Revenues	82,937	382,889
Total Revenues	4,601,376	3,403,526

COSTS OF REVENUES	3,236,106	2,315,154

Gross Profit	1,365,270	1,088,372

OPERATING EXPENSES
Research and Development	3,959,316	975,250
General and Administrative	2,105,725	1,513,468
Non-cash compensation through issuance of stock options	82,947	45,866
Depreciation and Amortization	500,906	116,921
Total Operating Expenses	6,648,894	2,651,505

(LOSS) FROM OPERATIONS	(5,283,624)	(1,563,133)

OTHER INCOME / (EXPENSES)
Interest expense, net	(859,328)	(253,745)
Change in fair value of warrant derivatives	(32,997,869)	4,089,491
Change in fair value of preferred share derivatives	(56,518,425)	(561,684)
Change in fair value of convertible note payable derivative	(1,187,879)	—
Interest expense attributable to preferred share derivatives	(40,588)	(139,219)
Discount in Series E issuance attributable to beneficial conversion features	—	(437,500)
Other Income	19,831	—
Total Other Income / (Expense)	(91,584,258)	2,697,343

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(96,867,882)	1,134,210

CREDIT FOR INCOME TAXES	292,611	353,718

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(96,575,271)	$1,487,928

NET INCOME (LOSS) PER SHARE
Basic	$(0.21)	$0.00
Diluted	$(0.21)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	463,021,991	349,075,642
Diluted	463,021,991	526,880,118

See accompanying notes

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

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

See accompanying notes

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT) EQUITY

FOR THE YEAR ENDED MARCH 31, 2014

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2013	374,493,959	$374,495	$119,690,336	100,000	$(306,841)	$(128,431,375)	$(8,673,385)

Net Income						(96,575,271)	(96,575,271)

Common shares sold pursuant to the Lincoln Park Capital purchase agreement	65,143,216	65,143	9,934,857				10,000,000

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	878,543	879	67,210				68,089

Conversion of Series B, Series C and Series E Preferred Shares into Common Shares	91,796,043	91,797	9,733,269				9,825,066

Non-cash compensation through the issuance of stock options			82,947				82,947

Costs associated with raising capital (net of adjustments)	5,858,230	5,858	(53,845)				(47,987)

Issuance of Common Shares pursuant to the exercise of warrants	16,904,038	16,904	3,584,116				3,601,020

Issuance of Common Shares pursuant to the exercise of options	308,333	308	23,992				24,300

Common shares issued in payment of Directors’ Fees	1,210,583	1,211	108,789				110,000

Common shares issued in payment of employee salaries	3,439,467	3,439	364,794				368,233

Common shares issued in payment of consulting expenses	210,018	210	18,626				18,836

Balance at March 31, 2014	560,242,430	$560,244	$143,555,092	100,000	$(306,841)	$(225,006,646)	$(81,198,152)

See accompanying notes

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED MARCH 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(96,575,269)	$1,487,928
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	453,746	423,340
Change in fair value of warrant derivative liability	32,997,869	(4,089,491)
Change in fair value of preferred share derivative liability	56,518,425	561,684
Change in value of convertible note payable derivative	1,187,879
Discount in Series E issuance attributable to embedded beneficial conversion feature	—	437,500
Preferred share derivative interest satisfied by the issuance of common stock	68,089	182,684
Salaries and Directors Fees satisfied by the issuance of common stock	478,233	146,119
Consulting expenses paid via the issuance of common stock	18,836
Non-cash compensation satisfied by the issuance of common stock and options	82,947	45,866
Non-cash interest expense	568,395
Non-cash rent expense	(49,439)	9,112
Non-cash lease accretion	1,438	1,356
Changes in Assets and Liabilities
Accounts receivable	(66,922)	(268,305)
Inventories	(574,340)	(1,053,264)
Prepaid and other current assets	(169,373)	(22,748)
Accounts payable, accrued expenses and other current liabilities	883,446	501,611
Deferred revenues and Customer deposits	(13,333)	(13,335)
Derivative interest payable	(27,500)	(43,466)
NET CASH USED IN OPERATING ACTIVITIES	(4,216,875)	(1,693,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(455,323)	(119,489)
Cost of leasehold improvements	(46,945)	(33,519)
Costs incurred for intellectual property assets	(58,178)	(51,578)
Withdrawals from restricted cash, net	2,777	12,765
NET CASH USED IN INVESTING ACTIVITIES	(557,669)	(191,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series E Convertible Preferred Stock	—	437,500
Proceeds from Executions of Cash Warrants and Options	868,050	564,500
Proceeds from draws against related party Credit Lines	528,750	600,000
Other loan payments	(1,515)	(6,297)
Proceeds from sale of common stock to Lincoln Park Capital	10,000,000	—
Costs associated with raising capital, net of adjustments	(47,987)	(9,856)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,347,299	1,585,847

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,572,754	(299,384)

CASH AND CASH EQUIVALENTS – beginning of period	369,023	668,407
CASH AND CASH EQUIVALENTS – end of period	$6,941,777	$369,023

See accompanying notes

Continued on next page

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued from previous page)

	YEARS ENDED MARCH 31,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$289,494	$237,874
Cash paid for taxes	3,099	6,099
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Commitment shares issued to Lincoln Park Capital	1,112,838	—
Conversion of Preferred Shares to Common Shares	9,825,066	—
Acquisition of Intellectual Property with convertible note payable	5,597,317	—
Issuance of note payable to related party in payment of balance due on line of credit owed to the same related party	600,000	—
Issuance of Series I Preferred Shares in satisfaction of amounts due on Notes Payable	7,953,591	—
Financing of equipment purchases	107,960

See accompanying notes

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Elite Pharmaceuticals, Inc. and its consolidated subsidiary, (collectively the “Company”) including its wholly-owned subsidiary, Elite Laboratories, Inc. (“Elite Labs”) for the years ended March 31, 2014 (“Fiscal 2014”) and 2013 (“Fiscal 2013”). Our Company consolidates all entities that we control by ownership of a majority voting interest. As of March 31, 2014, the financial statements of its wholly-owned entity are consolidated and all significant intercompany accounts are eliminated upon consolidation.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances, which, at times, may exceed the amounts insured by the Federal Deposit Insurance Corp. Uninsured balances at March 31, 2014 are $6,941,777. Management does not believe that there is any significant risk of losses.

The Company in the normal course of business extends credit to its customers based on contract terms and performs ongoing credit evaluations. An allowance for doubtful accounts due to uncertainty of collection is established based on historical collection experience. Amounts are written off when payment is not received after exhaustive collection efforts. During Fiscal 2014 and Fiscal 2013 the Company generated all its revenues from ten and six companies, respectively. The termination of the contracts with either of such companies will result in the loss of a significant amount of revenues currently being earned.

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

GAAP prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. GAAP requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. No adjustments related to uncertain tax positions were recognized during Fiscal 2014 and Fiscal 2013.

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit. No interest and penalties related to uncertain tax positions were accrued as of March 31, 2014 and March 31, 2013.

The Company operates in multiple tax jurisdictions within the United States of America. Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2014, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2010 and forward, and State, 2006 and forward. The Company did not record unrecognized tax positions for the years ended March 31, 2014 and 2013.

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

Revenues earned in relation to the licensing of certain pharmaceutical products developed by or ANDA’s owned by the Company are recognized pursuant to the terms and conditions of the applicable licensing agreements. Such licensing revenues include, without limitation, milestone fees, for which revenues are recognized when a milestone, as defined in a licensing agreement, is achieved, for which licensing revenues which are determined by in-market product sales, and for which revenues are recognized when earned as per the terms and conditions of the applicable licensing agreement.

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

The compensation expense recognized for the years ended March 31, 2014 and 2013 was $82,947 and $45,866, respectively.

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

NOTE 2           INVENTORIES

Inventories are recorded at the lower of cost or market.  Inventories at March 31, 2014 and 2013 consist of the following:

	2014	2013
Finished Goods	$—	$—
Work-in-Process	409,146	676,726
Raw Materials	1,523,341	774,758
	1,932,487	1,451,484
Less: Inventory Valuation Reserve	—	(93,338)
	$1,932,487	$1,358,146

The Inventory Valuation Reserve as of March 31, 2013, consists of raw materials with an aggregate cost of $93,338 being expired materials with no commercial value. These materials were destroyed during Fiscal 2014.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2014 and 2013 consists of the following:

	2014	2013
Laboratory manufacturing, and warehouse equipment	$5,952,084	$5,563,694
Office equipment and Software	95,309	67,414
Furniture and fixtures	49,804	49,804
Transportation equipment	66,855	66,855
Land, building and improvements	3,543,927	3,349,696
	9,707,979	9,097,463
Less: Accumulated depreciation	(5,508,377)	(5,068,522)
	$4,199,602	$4,028,941

Depreciation expense amounted to $486,726 and $423,340 for the years ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014 and 2013, the following costs were recorded as intangible assets on the Company’s balance sheet:

	2014	2013
Intangible assets at beginning of fiscal year
Patent application costs	244,424	192,848
ANDA acquisitions	450,000	450,000
Less: Accumulated Amortization	—	—
Net Intangible Assets at beginning of fiscal year	694,424	642,848

Intangible asset costs capitalized during the fiscal year
Patent application costs	58,178	51,578
ANDA acquisition costs	5,597,317	—
Total cost of intangible assets capitalized	5,655,495	51,578

Amortization of intangible assets during fiscal year
Patent application costs	—	—
ANDA acquisition costs	—	—
Total amortization of intangible assets	—	—

Impairment of intangible assets during the fiscal year
Patent application costs	—	—
ANDA acquisition costs	—	—
Accumulated amortization of impaired assets	—	—
Net impairment of intangible assets	—	—

Intangible assets at end of fiscal year
Patent application costs	302,602	244,424
Trademarks	—	—
ANDA acquisition costs	6,047,317	450,000
Less: Accumulated Amortization
Net Intangible Assets	$6,349,922	$694,424

The costs incurred in patent applications totaling $58,178 and $51,578 for Fiscal 2014 and Fiscal 2013, respectively, were all related to our abuse resistant and extended release opioid product lines. The Company is continuing its efforts to achieve approval of such patents. Additional costs incurred in relation to such patent applications will be capitalized as intangible assets, with amortization of such costs to commence upon approval of the patents and commercialization of products utilizing the patented technologies.

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

On April 22, 2014, the USPTO issued Patent No. 8,703,186 entitled “Abuse-Resistant Oral Dosage Forms and Method of Use Thereof.

The ANDA acquisition costs of $450,000 recorded as of the beginning of Fiscal 2014 and included as a part of intangible assets as of March 31, 2014 and March 31, 2013, are related to our acquisition of the ANDA for Phentermine 37.5mg tablets.The ANDA acquisition costs incurred during Fiscal 2014, totaling approximately $5.6 million consist of 12 approved ANDA’s (the “Mikah Approved ANDAs”) and one ANDA that is under active review with the FDA (the “Mikah ANDA Application Product”) which were acquired from Mikah Pharma LLC (“Mikah”) pursuant an asset purchase agreement between the Company and Mikah dated August 1, 2013 (the “Mikah Asset Purchase Agreement”). A Current Report on Form 8-K was filed with the SEC on August 5, 2013 in relation to the Mikah Asset Purchase Agreement, with such filing being herein incorporated by reference.

NOTE 5	INVESTMENT IN NOVEL LABORATORIES INC.

At the end of 2006, Elite entered into a joint venture with VGS Pharma, LLC (“VGS”) and created Novel Laboratories, Inc. (“Novel”), a privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals. Novel's business strategy is to focus on its core strength in identifying and timely executing niche business opportunities in the generic pharmaceutical area. Elite’s ownership interest in Novel consists of 9,800 shares of Novel’s Class A Voting Common Stock. As of October 1, 2007, Elite deconsolidated its financial statements from Novel and the investment in Novel is accounted for under the cost method of accounting.

On June 10, 2014, the Company received $5 million in exchange for the 9,800 shares of Novel’s Class A Voting Common Stock owned by the Company.

NOTE 6 -	NJEDA BONDS

Notice of redemption

On June 20, 2014, subsequent to the end of Fiscal 2014 and in accordance with the terms and conditions of the bond indenture, the Company provided to the Trustee of the NJEDA Bonds written notice of its intent to redeem those bonds which were due and payable as of the same date.

The bond indenture requires that the Company provide the Trustee with 60 days written notice (or such shorter period agreeable to the Trustee), and that the Trustee would then notify the Depository Trust Company (“DTC”) of the bonds which are to be redeemed. The DTC is then required to provide to the applicable bondholders notice of no less than 30 days nor more than 45 days notice of the redemption.

Through the written notification, the Company has advised the Trustee of its ability and intentions to pay all amounts due and owing currently and separately, has advised the Trustee of its ability and intentions to pay the principal and interest payments which are due and payable on September 1, 2014.

The Company is cooperating with the Trustee to redeem all bonds currently due and owing, as well as those due on September 1, 2014, with the objective of curing all monetary defaults and achieving full compliance with the terms and conditions of the bonds as soon as possible.

Management believes that the successful resolution of the bond defaults will have a significant and positive effect on the Company’s ability to operate as a going concern.

Classification of Bond Liability as a Current Liability

Due to the issuance of a Notice of Default being received from the Trustee, and as the event of default was not waived or rescinded as of March 31, 2014, the Company has classified the entire principal balance due on the NJEDA Bonds as a current liability.

Summary Description and History of NJEDA Bonds

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”) via the issuance of the following:

Description	Principal Amount On Issue Date	Interest Rate	Maturity
Series A Note	$3,660,000	6.50%	September 1, 2030
Series B Note	495,000	9.0%	September 1, 2012

The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of March 31, 2014, all of the proceeds were utilized by the Company for such stated purposes.

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

Bond issue costs were paid from the bond proceeds and are being amortized over the life of the bonds. These costs and amortization activity are summarized as follows:

Description	Balances As of March 31, 2013	Amortization Expense Current YTD	Balances As of March 31, 2014
Bond Issue Costs	$354,453		$354,453
Accumulated Amortization	(107,519)	(14,178)	(121,697)
Unamortized Balance	$246,934		$232,756

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

Due to the Company not having sufficient funds, the following withdrawals were made from the debt service reserve, with the funds being used to make interest payments due to the holders of the NJEDA Bonds:

Payment Date	Amount
March 1, 2009	$120,775
September 1, 2009	120,775
March 1, 2010	113,075
September 1, 2010	113,075
March 1, 2011	113,075
September 1, 2011	113,075
March 1, 2012	113,075
September 1, 2012	113,075
March 1, 2013	113,075
September 1, 2013	113,075
March 1, 2014	113,075

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

The Company has received Notices of Default from the Trustee of the NJEDA Bonds in relation to the withdrawals from the debt service reserve and non-payment of principal amounts due on September 1, 2010, 2011, 2012 and 2013.

The successful conclusion of our current efforts to resolve the Company’s default under the NJED Bonds will have a significant positive effect on our ability to operate in the future.

Bond financing consisting of the following, as of March 31,

	2014	2013

Refinanced NJEDA Bonds	$3,385,000	$3,385,000

Current portion	(3,385,000)	(3,385,000

Long term portion, net of current maturities	$—	$—

Maturities of Bonds for the next five years are as follows:

YEAR ENDING MARCH 31,	AMOUNT
2015	$1,110,000
2016	210,000
2017	220,000
2018	85,000
2019	90,000
Thereafter	1,670,000
$3,385,000

NOTE 7 - LOANS PAYABLE AND LONG TERM DEBT

Loans payable and long term debt consisted of the following:

	March 31, 2014		March 31, 2013
	Current	Long- Term	Current	Long- Term
Capital lease payable to Shimadzu Financial Services; 24 payments of $594; Final payment due in March 2014	—	—	6,295	—

Equipment Financing; 60 months at 6.8%; Final payment due February 2019	18,870	87,574	—	—

Deferred Rent-135 Ludlow Ave Lease (see note 9)		18,821		68,260

Lease termination costs – 135 Ludlow Ave lease (see note 9)	—	24,749	—	23,311

TOTAL	$18,870	$131,144	$6,295	$91,571

NOTE 8 - RELATED PARTY LINES OF CREDIT AND NOTES PAYABLE

Treppel $1 million credit line and Treppel Note Payable

On June 12, 2012 (the “Treppel Credit Line Effective Date”), we entered into a bridge loan agreement (the “Treppel Loan Agreement”) with Jerry Treppel, our Chairman, who was also CEO on the Treppel Credit Line Effective Date. Under the terms of the Treppel Loan Agreement, we have the right, in our sole discretion, to a line of credit (the “Treppel Credit Line”) in the maximum principal amount of up to $500,000 at any one time. By amendments, the maximum principal amount was increased to $1,000,000 and the maturity date was amended and extended Mr. Treppel provided the Treppel Credit Line for the purpose of supporting the acceleration of our product development activities. The current term of the Treppel Loan Agreement ends on July 31, 2014, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on July 1, October 1, January 1 and April 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Loan Agreement, we may borrow, repay, and reborrow under the Treppel Credit Line through maturity. Amounts borrowed under the Treppel Credit Line will bear interest at the rate of ten percent (10%) per annum. For more detailed information, please refer to the Current Reports on Form 8-K filed with the SEC on June 13, 2012 December 10, 2012 and August 6, 2013, with such filings being herein incorporated by reference.

On November 21, 2013, Elite entered into an unsecured convertible note (the “Treppel Note”) with Mr. Treppel, in the amount of $600,000, with such note being in full payment of the unpaid principal amount owed pursuant to the Treppel Loan Agreement on such date.

The Treppel Note was amended on February 7, 2014 to make it convertible into shares of the Company’s Series I Preferred Stock. The Treppel Note, as amended, was interest free and due and payable on the third anniversary of its issuance. Subject to certain limitations, the principal amount of the Note was convertible at the option of Treppel on and after the first anniversary of the date of the Note into shares of the Company’s Common Stock at a rate of $0.099 (approximately 10,101 shares per $1,000 in principal amount), the closing market price of the Company’s Common Stock on the date that the Note was executed, and/or into shares of the Company’s Series I Preferred Stock at a rate of 1 share of Series I Preferred Stock for each $141,442.72 of principal owed on the Treppel Note. The conversion rate was adjustable for customary corporate actions such as stock splits and, subject to certain exclusions, includes weighted average anti-dilution for common stock transactions at prices below the then applicable conversion rate.

On February 7, 2014, Treppel converted the principal amount of $600,000, representing the entire principal balance due under the Treppel Note into 4.242 shares of the Company’s Series I Preferred Stock.

As of March 31, 2014, the principal balance owed under both the Treppel Credit Line and the Treppel Note was zero. There was also no accrued interest due and owing on the Treppel Credit Line as of March 31, 2014.

Hakim $1,000,000 Bridge Revolving Credit Line

On October 15, 2013 (the “Hakim Credit Line Effective Date”), we entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Mr. Nasrat Hakim, our President and CEO. Under the terms of the Hakim Loan Agreement, we have the right, in our sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. Mr. Hakim provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on June 30, 2015, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on January 1, April 1, July 1 and October 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Loan Agreement, we may borrow, repay, and reborrow under the Hakim Credit Line through maturity. Amounts borrowed under the Hakim Credit Line will bear interest at the rate of ten percent (10%) per annum. As of March 31, 2014, the principal balance owed under the Credit Line was $528,750 with an additional $9,810 in accrued interest being also owed, in accordance with the terms and conditions of the Credit Line.

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

On February 7, 2014, Mikah converted the principal amount of $10,000,000, representing the entire principal balance due under the Mikah Note, into 100 shares of the Company’s Series I Preferred Stock, with the Mikah Note being retired.

The above described activity on related party lines of credit and notes payable during Fiscal 2014 and Fiscal 2013 is summarized as follows:

	Fiscal 2014	Fiscal 2013
Balance at beginning of Fiscal Year
Treppel Credit Line	$600,000	$—
Treppel Note Payable	—	—
Hakim Credit Line	—	—
Mikah Note Payable	—	—
Total at beginning of Fiscal Year	600,000	—

Draws on Credit Line and Issuance of Notes
Treppel Credit Line		600,000
Treppel Note Payable	600,000	—
Hakim Credit Line	528,750	—
Mikah Note Payable	10,000,000	—

Credit Line Repayments and Retirement of Notes
Treppel Credit Line	(600,000)	—
Treppel Note Payable	(600,000)	—
Hakim Credit Line	—	—
Mikah Note Payable	(10,000,000)	—

Balance at the end of the Fiscal Year
Treppel Credit Line	—	600,000
Treppel Note Payable	—	—
Hakim Credit Line	528,750	—
Mikah Note Payable	—	—
Total at end of Fiscal Year	$528,750	$600,000

NOTE 9 - LEASES OF RENTAL PROPERTIES

The following leases for rental properties were operative during the year ended March 31, 2013:

135 Ludlow Ave (see note 11)
Effective Date	July 1, 2010

Termination Date	December 31, 2015

Lease term	5 years with 2 tenant renewal options for 5 years each

Rent expense for the 2013 Fiscal Year	$90,338
Rent expense for the 2014 Fiscal Year	$33,820

Minimum 5 Year Lease Payments(a)
Fiscal year ended March 31, 2015	85,344
Fiscal year ended March 31, 2016(b)	65,196
$150,540

(a)	Minimum lease payments are exclusive of additional expenses related to certain expenses incurred in the operation and maintenance of the premises, including, without limitation, real estate taxes and common area charges which may be due under the terms and conditions of the lease, but which are not quantifiable at the time of filing of this annual report on Form 10-K
(b)	Minimum lease payments calculated for the initial term of the lease only, with such initial term expiring on December 31, 2015.

Rent expense related to the operating lease at 135 Ludlow was recorded using the straight line method and summarized as follows:

Summary of Rent Expense – 135 Ludlow Avenue

	Fiscal Year Ended March 31, 2014	Fiscal Year Ended March 31, 2013
Rent Expense	$33,820	$90,338

Actual lease payments	83,259	81,228

Increase in deferred rent liability	7,079	9,110

Adjustments to deferred rent liability	(56,518)	—

Balance of deferred rent liability	18,824	68,263

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

Please refer to Note 10 of these financial statements for details on minimum lease payments, rent expense and deferred rent liabilities.

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

NOTE 12 - DEFERRED REVENUES

Deferred revenues in the aggregate amount of $152,223, consisting of a current component of $13,333 and a long term component of $138,890 represents the unamortized amount of a $200,000 advance payment received for a licensing agreement with a fifteen year term beginning in September 2010 and ending in August 2025. The advance payment was recorded as deferred revenue when received and is earned, on a straight line basis over the fifteen year life of the license. The current component is equal to the amount of revenue to be earned during the 12 month period immediately subsequent to the balance date and the long term component is equal to the amount of revenue to be earned thereafter.

NOTE 13 - PREFERRED SHARE DERIVATIVE INTEREST PAYABLE

Preferred share derivative interest payable as of March 31, 2014 was zero.

Preferred share derivative interest payable as of March 31, 2013 consisted of $27,500 in derivative interest accrued as of March 31, 2013. The full amount of derivative interest payable as of March 31, 2013 was paid via the issuance of 358,663 shares of Common Stock, in lieu of cash, in April 2013.

NOTE 14 - DERIVATIVE LIABILITIES – PREFERRED SHARES

Accounting Standard Codification “ASC” 815 – Derivatives and Hedging, which provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. As the conversion features within, and the detachable warrants issued with the Company’s Series B, Series C, Series E and Series I Preferred Stock, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, we have concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities.

The Preferred Stock Derivative Liabilities are measured at fair market value, using the market approach and a level 1 fair value hierarchy, on a recurring basis as of March 31, 2014 and March 31, 2013, in accordance with the valuation techniques discussed in ASC 820.

Preferred Stock Derivative Liabilities – Fiscal 2014

	Series C	Series E	Series I	Total
Preferred Shares Authorized	—	—	500	500

Preferred shares Outstanding as of March 31, 2014	—	—	104.242	104.242

Underlying common shares into which Preferred may convert	—	—	148,917,143	148,917,143

Closing price on valuation date			$0.41	$0.41

Preferred stock derivative liability at March 31, 2014	$-0-	$-0-	$60,981,570	$60,981,570

Change in preferred stock derivative liability for Fiscal 2014				$56,518,425

The change of $56,518,425 in value of the preferred stock derivative liability occurring during Fiscal 2014 is included in the amount reported in the “Other Income/(Expense)” section of the statement of operations. Increases in value are reported as other expenses and decreases in value are reported as other income. During Fiscal 2014 there was a net increase in the value of the preferred stock derivative liability, so therefore the amount shown above represents another expense item on the income statement.

Preferred Stock Derivative Liabilities – Fiscal 2013

	Series C	Series E	Total
Preferred Shares Authorized	3,200	4,000	7,200

Preferred shares Outstanding as of March 31, 2013	1,375	1,800	3,175

Underlying common shares into which Preferred may convert	9,166,669	74,074,075	83,240,744

Closing price on valuation date	$0.0761	$0.0761	$0.0761

Preferred stock derivative liability at March 31, 2013	$697,584	$5,637,037	$6,334,621

Change in preferred stock derivative liability for Fiscal 2013			$561,684

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

A summary of warrant activity for the fiscal years indicated below is as follows:

	Fiscal Year 2014		Fiscal Year 2013
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of year	139,344,939	$0.08	161,478,979	$0.09

Warrants issued	—	—	—	$0.06

Warrant exercises, forfeited or expired	37,201,848	$0.09	22,134,040	$0.20

Ending Balance	102,143,091	$0.06	139,344,939	$0.08

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

The Warrant Derivative Liabilities are measured at fair market value, using the market approach and a level 3 fair value hierarchy, on a recurring basis as of March 31, 2014 and March 31, 2013, in accordance with the valuation techniques discussed in ASC 820.

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model, a level 3 fair value hierarchy using the following assumptions:

	March 31 2014	March 31 2013
Risk-Free interest rate	.05% - 1.32%	.04% - .77%
Expected volatility	111% - 207%	106% - 168%
Expected life (in years)	0.3 – 4.1	0.5 – 5.1
Expected dividend yield	—	—
Number of warrants	102,143,091	139,344,939

Fair value – Warrant Derivative Liability	$38,103,446	$7,862,848

Change in warrant derivative liability for the twelve months ended	$32,997,869	$(4,089,491)

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

The changes of 32,997,869 and $(4,089,491) in value of the warrant derivative liability occurring during the years ended March 31, 2014 and 2013, respectively, are included in the amounts reported in the “Other Income/(Expense)” section of the statement of operations. Increases in value are reported as other expenses and decreases in value are reported as other income.

The following table summarizes, as of March 31, 2014, the warrant activity subject to Level 3 inputs which are measured on a recurring basis:

Fair value measurements of warrants using significant unobservable inputs

(Level 3)

	Fiscal 2014	Fiscal 2013
Balance at Beginning of Fiscal Year	$7,862,848	$11,987,222
Warrants Issued	—	—
Warrants Exercised	(8,392,452)	(707,216)
Change in fair value of warrant liability	33,527,473	(3,417,158)
Balance at End of Fiscal Year	$32,997,869	$7,862,848

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

The Company did not issue any shares of Series E Preferred Stock during Fiscal 2014.

During Fiscal 2013, the Company issued a total of 437.5 shares of Series E Preferred Stock which included a conversion option at a price that was less than the market price of the Company’s Common Stock on the date of issuance of the Series E Preferred Stock.

The valuation of the beneficial conversion feature, and detachable warrants, where applicable, for Series E Preferred Share issuances during Fiscal 2014 and Fiscal 2013 is summarized as follows:

	Fiscal 2014	Fiscal 2013
Series E Shares Issued	—	437.5
Detachable Warrants Issued	—	—
Gross Proceeds Received	—	$437,500

Gross Valuation of Warrants Issued	—	—
Gross Valuation of Beneficial Conversion	—	$437,500

Proceeds Allocated to Warrants	—	—
Proceeds Allocated to Beneficial Conversion Feature	—	$437,500
Total Allocation of Proceeds	$-0-	$437,500

NOTE 17 -	COMMON STOCK

During Fiscal Years 2014 and 2013, the Company issued a total of 185,748,471 shares and 42,844,221 shares of Common Stock, respectively, with such issuances of Common Stock being summarized as follows:

Description	Fiscal Year 2014	Fiscal Year 2013

Common shares sold pursuant to the Lincoln Park Capital Purchase Agreement, with net proceeds of such shares totaling $10,000,000 and zero in Fiscal 2014 and Fiscal 2013, respectively.	65,143,216	—

Common shares issued as commitment shares pursuant to the Lincoln Park Capital Purchase Agreement	5,858,230	—

Common Shares issued in lieu of cash payment in payment of preferred share derivative interest expenses totaling $68,089 and $182,684 for Fiscal 2014 and Fiscal 2013, respectively	878,543	1,860,943

Common Shares issued pursuant to the conversion of Series B, Series C, and Series E Convertible Preferred Share derivatives, with such derivative liabilities totaling $9,825,066 and $3,170,670, for Fiscal 2014 and Fiscal 2013, respectively, at the time of their conversion.	91,796,043	29,863,563

Common Shares issued in payment of Director’s fees totaling $110,000 and $96,047 for Fiscal 2014 and Fiscal 2013, respectively	1,210,583	1,200,588

Common shares issued in payment of employee salaries totaling $368,233 and $50,072 for Fiscal 2014 and Fiscal 2013, respectively.	3,439,467	625,900

Common shares issued in payment of consulting expenses totaling $18,472 and zero for Fiscal 2014 and Fiscal 2013, respectively	210,018	—

Common shares issued pursuant to warrants exercised	16,904,038	9,293,227

Common shares issued pursuant to options exercised	308,333	—

Total Common Shares issued during Fiscal 2014 and 2013	185,748,471	42,844,221

Common Shares issued at March 31,	560,242,430	374,493,959

NOTE 18 -	PER SHARE INFORMATION

Basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income(loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income(loss) by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding. GAAP requires the presentation of both Basic EPS and Diluted EPS, if such Diluted EPS is not anti-dilutive, on the face of the Company’s Consolidated Statements of Operations. As the Company had a net loss for Fiscal Year 2014, Diluted EPS is not presented as the effect of the Company’s common stock equivalents and convertible securities is anti-dilutive.

Basic EPS is calculated as follows:

	Fiscal Year 2014	Fiscal Year 2013
Numerator
Net Income (Loss) attributable to common shareholders	$(96,575,271)	$1,487,928

Denominator
Weighted average shares of common stock outstanding	463,021,991	349,075,642

Net (Loss) per Share – Basic	$(0.21)	$0.00

Potentially dilutive securities excluded from the calculation of diluted loss per share for Fiscal 2014 ( in accordance with GAAP)

Stock Options	174,359

Convertible Preferred Stock	148,917,143

Warrants	15,782,718

Diluted EPS (for Fiscal 2013) is calculated as follows:

Fiscal Year 2013
Numerator
Net Income attributable to common shareholders	$1,487,928
Adjustments to Net Income
Reversal of Change in Value of Preferred Share Derivatives	561.684
Reversal of Change in Value of Warrant Derivatives	(4,089,491)
Reversal of Derivative Interest Expense	139,219

Net loss attributable to common shareholders on a diluted basis	$(1,900,660)

Denominator
Weighted average shares of common stock outstanding	349,075,642
Dilutive effects of convertible preferred stock, warrants and options
Convertible preferred Stock	83,240,744
Warrants	94,421,813
Stock Options	141,919
Weighted average shares outstanding – diluted	526,880,118

Diluted EPS	$(0.00)

NOTE 19 -	STOCK-BASED COMPENSATION

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

During Fiscal 2014, the Company issued 1,210,583 shares of Common Stock to its Directors in payment of Director’s fees in the aggregate amount of $110,000 and related to the calendar year ending on December 31, 2013. Please note that the shares issued during Fiscal 2014, include those shares owed and not yet issued at the end of Fiscal Year 2013.

During Fiscal 2013, the Company issued 1,200,588 shares of Common Stock to its Directors in payment of Director’s fees in the aggregate amount of $130,000 and related to the calendar year ending on December 31, 2012. Please note that the shares issued during Fiscal 2013, include those shares owed and not yet issued at the end of Fiscal Year 2012.

As of March 31, 2014, the Company owes its Directors a total of 69,679 shares of Common Stock in payment of Directors Fees totaling $27,500 for the three months ended March 31, 2014. The Company anticipates that these shares of Common Stock will be issued during the fiscal year ended March 31, 2015.

Stock-based Employee Compensation

Employment contracts with the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees includes provisions for a portion of each employees salaries to be paid via the issuance of shares of the Company’s Common, in lieu of cash, with the valuation of such shares being calculated on a quarterly basis and equal to the average closing price of the Company’s common stock for the quarter just ended.

During Fiscal Year 2014, the Company issued a total of 3,439,467 shares of Common Stock to its President and Chief Executive Officer, Chief Financial Officer and certain other employees in payment of salaries in the aggregate amount of $368,233 and related to the period calendar year ended December 31, 2013. Please note that the shares issued during Fiscal 2014, include those shares owed and not yet issued at the end of Fiscal 2013.

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

As of March 31, 2014, the Company owes its President and Chief Executive Officer, Chief Financial Officer and certain other employees a total of 502,883 shares of Common Stock in payment of salaries totaling $198,481 for the three months ended March 31, 2014, with such amount being recorded in accrued expenses. The Company anticipates that these shares of Common Stock will be issued during the fiscal year ended March 31, 2015.

Stock option based Employee Compensation

During Fiscal 2014, the Company issued, to various employees, options to purchase a total of 3,000,000 shares Common Stock, in aggregate (the “2014 Options”). The 2014 Options have an exercise price of $0.07 per share, vest equally over a three year period which commences one year from the date of grant and expire ten years from the date of grant. The fair value of the 2014 Options was $202,497, computed using the Black-Scholes options pricing model on the grant date. Such fair value is being amortized by the Company, on a straight line basis, over the vesting period and recorded on the Company’s Statement of Income as “Non-cash compensation through the issuance of stock options”.

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

Stock option based employee compensation is summarized as follows:

	Fiscal Year 2014	Fiscal Year 2013

Non-cash compensation expense related to the 2010 Options	$-0-	$17,405

Non-cash compensation expense related to the 2013 Options	37,947	28,461

Non-cash compensation expense related to the 2013 Options	45,000	—

Total non-cash compensation through the issuance of stock options	$82,947	$45,866

NOTE 20 -	STOCK OPTION PLANS

Under its 2014 Stock Option Plan and prior options plans, the Company may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant.

Transactions under the plans for the years indicated were as follows:

	Fiscal Year 2014		Fiscal Year 2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,939,000	$1.18	2,999,000	$1.53

Options Granted	3,000,000	$0.07	985,000	$0.12

Options Exercised	308,333	$0.08	—	—

Options Expired/Forfeited	1,195,000	$1.60	(45,000)	$1.59

Outstanding at end of year	5,435,667	$0.54	3,939,000	$1.18

The following table summarizes information about stock options outstanding at March 31, 2014:

Range	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.01 – 1.00	4,206,667	8.8	$0.08	666,666	$0.11
1.01 – 2.00	99,000	3.8	$1.08	99,000	$1.08
2.01 – 3.00	1,130,000	2.7	$2.18	1,130,000	$2.18

$ 0.01 – 3.00	5,435,667	7.4	$0.54	1,895,666	$1.39

As of March 31, 2014, there were 9,389,684 options available for future grant under our Stock Option Plans.

NOTE 21 -	INCOME TAXES

The components of the credit for income taxes are as follows:

	Year Ended March 31,
	2014	2013
Federal:
Current	$—	$—
Deferred	—	—

State
Current	$(3,099)	$(6,099)
Deferred		—

Sale of New Jersey Net Operating Losses	295,710	359,817

Net Credit for Income Taxes	$292,611	$353,718

The Major components of deferred tax assets and liabilities at March 31, 2014 and 2013 are as follows (amounts in thousands of dollars):

	March 31,
	2014	2013
Federal
Net Operating Loss Carry forward	$19,886	$17,968
Valuation Allowance	$(19,886)	(17,968)
	$ —	$—

State
Net Operating Loss Carryforwards	$2,599	$2,420
Valuation Allowance	$(2,599)	(2,420)
	$—	$—

At March 31, 2014 and 2013, a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty about the Company’s ability to generate the future taxable income necessary to use the net operating loss carryforwards.

NOTE 22 -	CONCENTRATIONS

Revenue Concentrations

Ten customers accounted for substantially all of the Company’s revenues for Fiscal 2014. Included in these ten customers are three customers that accounted for approximately 88 percent of revenues for Fiscal 2014.

Six customers accounted for substantially all of the Company’s revenues for Fiscal 2013. Included in these six customers are three customers that accounted for approximately 90 percent of revenues for Fiscal 2013.

Accounts Receivable Concentrations

Five customers accounted for substantially all of the Company’s accounts receivable as of March 31, 2014. Included in these five customers are three customers that accounted for approximately 83% of accounts receivable as of March 31, 2014.

Four customers accounted for substantially all of the Company’s accounts receivable as of March 31, 2013. Included in these four customers are two customers that accounted for approximately 92% of accounts receivable as of March 31, 2013.

Purchasing Concentrations

Seven suppliers accounted for more than 80% of the Company’s purchases of raw materials for Fiscal 2014. Included in these seven suppliers are two suppliers that accounted for approximately 52% of raw material purchases for Fiscal 2014.

Four suppliers accounted for more than 80% of the Company’s purchases of raw materials for Fiscal 2013. Included in these seven suppliers are two suppliers that accounted for approximately 70% of raw material purchases for Fiscal 2014.

NOTE 23 -	RELATED PARTY TRANSACTION–STRATEGIC ALLIANCE WITH EPIC PHARMA LLC and EPIC INVESTMENTS LLC

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

With regards to synergies related to raw materials usage, the strategic alliance allowed the Company to purchase such raw materials from Epic, at the Epic acquisition cost, without markup. In all cases, the acquisition cost of Epic was lower than those costs available to the Company, mainly as a result of efficiencies of scale generated by significantly larger volumes purchased by Epic during the course of their normal operations. During Fiscal 2014 and Fiscal 2013, an aggregate amount of $9,009 and $71,480, respectively, in such materials was purchased from Epic Pharma LLC. All purchases were at Epic Pharma’s acquisition cost, without markup and evidenced by supporting documents of Epic Pharma LLC’s acquisition cost.

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

During Fiscal 2014, an aggregate amount of $30,835 was paid to Epic as reimbursement for costs associated with facility maintenance, engineering and regulatory resources utilized by the Company. During Fiscal 2013, an aggregate amount of $31,354 was paid to Epic as reimbursement for costs associated with facility maintenance, engineering and regulatory resources utilized by the Company.

During Fiscal 2014, the Company incurred a total of $29,668 in contract manufacturing and/or packaging costs to Epic Pharma for the Company’s Phentermine, Hydromorphone, Methadone and Immediate Release Lodrane products. During Fiscal 2013, the Company incurred a total of $362,347 in these costs.

Total purchases from Epic by the Company during the fiscal years ended March 31, 2014 and 2013 were $69,512 and $465,181, respectively.

The Epic Strategic Alliance Agreement expired on June 4, 2012.

NOTE 24 -	RELATED PARTY TRANSACTION–MANUFACTURING and LICENSE AGREEMENT WITH EPIC PHARMA LLC

On October 2, 2013, Elite executed the Epic Pharma Manufacturing and License Agreement. This agreement granted Epic Pharma certain rights to manufacture, market and sell in the United States and Puerto Rico the 12 approved ANDAs acquired by Elite pursuant to the Mikah Purchase Agreement. Of the 12 approved ANDAs, Epic Pharma will have the exclusive right to market six products as listed in Schedule A of the Epic Pharma Manufacturing and License Agreement, and a non-exclusive right to market six products as listed in Schedule D of the Epic Pharma Manufacturing and License Agreement. Epic Pharma is responsible for all regulatory and pharmacovigilance matters related to the products and for all costs related to the site transfer for all products. Pursuant to the Epic Pharma Manufacturing and License Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Epic Pharma Manufacturing and License Agreement, earned by Epic Pharma a result of sales of the products. The manufacturing cost used for the calculation of the license fee is a predetermined amount per unit plus the cost of the drug substance (API) and the sales cost for the calculation is predetermined based on net sales. If Elite manufactures any product for sale by Epic Pharma, then Epic Pharma shall pay to Elite that same predetermined manufacturing cost per unit plus the cost of the API. The license fee is payable monthly for the term of the Epic Pharma Manufacturing and License Agreement. Epic Pharma shall pay to Elite certain milestone payments as defined by the Epic Pharma Manufacturing and License Agreement. The first milestone payment of $600,000 has been paid. Subsequent milestone payments are due upon the filing of each product’s supplement with the FDA, and the FDA approval of site transfer for each product as specifically itemized in the Epic Pharma Manufacturing and License Agreement. The filing of the supplement with the FDA for Isradipine 2.5mg and Isradipine 5mg was made on March 24, 2014 and accordingly a milestone of $200,000 has been earned and is due and owing from Epic Pharma to Elite. The term of the Epic Pharma Manufacturing and License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Twelve months following the launch of a product covered by the Epic Pharma Manufacturing and License Agreement, Elite may terminate the marketing rights for any product if the license fee paid by Epic Pharma falls below a designated amount for a six month period of that product. Elite may also terminate the exclusive marketing rights if Epic Pharma is unable to meet the annual unit volume forecast for a designated product group for any year, subject to the ability of Epic Pharma, during the succeeding six month period, to achieve at least one-half of the prior year’s minimum annual unit forecast. The Epic Pharma Manufacturing and License Agreement may be terminated by mutual agreement of Elite and Epic Pharma, as a result of a breach by either party that is not cured within 60 days notice of the breach, or by Elite as a result of Epic Pharma becoming a party to a bankruptcy, reorganization or other insolvency proceeding that continues for a period of 30 days or more.

NOTE	25 - TRANSACTIONS WITH RELATED PARTIES – NASRAT HAKIM AND MIKAH PHARMA LLC

On August 1, 2013, Elite Laboratories Inc. (“Elite Labs”), our wholly owned subsidiary, executed an asset purchase agreement (the “Mikah Purchase Agreement”) with Mikah Pharma LLC (“Mikah”), an entity that is wholly owned by Mr. Nasrat Hakim, who, in conjunction with this transaction, was appointed as our Chief Executive Officer, President and a Director on August 2, 2012, and acquired from Mikah a total of 13 Abbreviated New Drug Applications (“ANDAs”) consisting of 12 ANDAs approved by the FDA and one ANDA under active review with the FDA, and all amendments thereto (the “Acquisition”) for aggregate consideration of $10,000,000, inclusive of imputed interest payable pursuant to a non-interest bearing, secured convertible note due in August 2016 (the “Mikah Note”). The Mikah Note was amended on February 7, 2014 to make it convertible into shares of the Company’s Series I Convertible Preferred Stock.

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

The manufacturing of Naltrexone 50mg was successfully transferred to the Company’s Northvale facility, and the first commercial shipment of this product was made in September 2013.

As of March 31, 2014, the product development services referenced in the Naltrexone Agreement have not been completed and the $200,000 owed to Mikah was accrued as a liability as of March 31, 2014.

During Fiscal 2014, the Company purchased from Mikah Pharma, active pharmaceutical ingredients used by the Company in its current commercial manufacturing operations, at Mikah’s cost, without markup. Such purchases totaled $75,600, with the funds being provided by Nasrat Hakim and included as draws against the Hakim Credit Line.

During Fiscal 2014, the Company purchased from Mikah Pharma, manufacturing equipment used by the Company in its current commercial manufacturing operations and product development activities at Mikah’s cost, without markup. Such equipment purchases totaled $110,00, with the funds being provided by Nasrat Hakim and included as draws against the Hakim Credit Line.

NOTE	26 - CONVERSIONS OF PREFERRED STOCK DERIVATIVES TO COMMON STOCK

The Amended Certificate of Designations of the Series B 8% Convertible Preferred Stock of Elite Pharmaceuticals (the “Series B Preferred Derivatives”), the Series C 8% Convertible Preferred Stock of Elite Pharmaceuticals (the “Series C Preferred Derivatives”), the Series E Convertible Preferred Stock Derivatives (the “Series E Preferred Derivatives”), the Series G 8% Convertible Preferred Stock of Elite Pharmaceuticals (the “Series G Preferred Derivatives”), and the Series I Convertible Preferred Stock Derivatives (the “Series I Preferred Derivatives”, and together with the Series B Preferred Derivatives, the Series C Preferred Derivatives, the Series E Preferred Derivatives, and the Series G Preferred Derivatives, the “Preferred Derivatives”) include provisions entitling the holders of these Preferred Derivatives to convert shares of the Preferred Derivatives into shares of Common Stock. The Preferred Derivatives are classified as a liability to the Company, and the liability represented by those shares of Preferred Derivatives being converted must be valued at the time of such conversion, with increases/(decreases) in the value of preferred share derivative liabilities being appropriately recorded and reflected in the Other Income section of the Company’s Statement of Operations. The amount of equity recorded as a result of the conversion of Preferred Derivatives is equal to the value of such Preferred Derivatives being converted, at the time of the conversion, with such amount also representing the decrease in the Preferred Share Derivative Liability on the Company’s Balance Sheet.

Conversions of Preferred Derivatives during Fiscal 2014 and Fiscal 2013, are summarized as follows:

	Fiscal 2014	Fiscal 2013
Series B Derivatives
Number of Derivative Shares Converted	—	797
Number of Common Shares issued pursuant to conversion	—	5,310,387
Value of Preferred Derivative shares at time of conversion (represents decrease in derivative liability resulting from conversions)	—	690,350
Change in value of preferred share derivative liability recorded at time of conversion	—	212,415
Par value of Common Shares issued	—	5,310
Additional paid in capital recorded as a result of the conversions	—	685,040

Series C Preferred Derivatives
Number of Derivative Shares Converted	24	1,291
Number of Common Shares issued pursuant to conversion	167,106	8,606,667
Value of Preferred Derivative shares at time of conversion (represents decrease in derivative liability resulting from conversions)	47,452	1,204,600
Change in value of preferred share derivative liability recorded at time of conversion	27,489	414,280
Par value of Common Shares issued	167	8,607
Additional paid in capital recorded as a result of the conversions	47,375	1,195,993

* Please also note that during Fiscal 2014, a total of 1,351 shares of Series C Preferred Derivatives were exchanged for 1,351 shares of Series G Preferred Derivatives, with such Series G shares having the same value as the Series C shares being exchanged.
Series E Preferred Derivatives
Number of Derivative Shares Converted	1,800	388
Number of Common Shares issued pursuant to conversion	74,074,074	15,946,502
Value of Preferred Derivative shares at time of conversion (represents decrease in derivative liability resulting from conversions)	7,888,066	1,275,720
Change in value of preferred share derivative liability recorded at time of conversion	2,652,675	—
Par value of Common Shares issued	74,074	15,947
Additional paid in capital recorded as a result of the conversions	7,813,991	1,259,774

Series G Preferred Derivatives
Number of Derivative Shares Converted	1,351	—
Number of Common Shares issued pursuant to conversion	17,554,863	—
Value of Preferred Derivative shares at time of conversion (represents decrease in derivative liability resulting from conversions)	1,889,458	—
Change in value of preferred share derivative liability recorded at time of conversion	557,773	—
Par value of Common Shares issued	17,555	—
Additional paid in capital recorded as a result of the conversions	1,871,903	—

Total Preferred Derivatives
Number of Derivative Shares Converted	3,175	2,475
Number of Common Shares issued pursuant to conversion	91,796,043	29,863,556
Value of Preferred Derivative shares at time of conversion (represents decrease in derivative liability resulting from conversions)	9,825,066	3,170,671
Change in value of preferred share derivative liability recorded at time of conversion	3,237,937	626,696
Par value of Common Shares issued	91,796	29,864
Additional paid in capital recorded as a result of the conversions	9,733,270	3,140,807

NOTE 27          CONTINGENCIES

On March 1, 2013, the Company did not renew its Directors and Officers insurance policy and the Company did not have a Directors and Officers insurance policy since that date. As of the date of filing this Annual Report on Form 10-K, management has not been notified any claims against the Company.

During Fiscal 2014, as part of the Company’s efforts to ensure the retention and continuity of key employees, officers and directors in the event of a change of control of the ownership of the Company, the Board of Directors passed a resolution whereby, in the event of a change in control of the ownership of the Company, key executives would receive an amount equal to twelve months of such executive’s salary, and certain Directors and managers would receive an amount equal to six months of such Director’s or managers fees or salaries, as applicable. In addition, the resolution passed provided for the immediate vesting of outstanding options, in the event of a change of control.

NOTE 28    -     RIGHTS PLAN

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

The Company has evaluated subsequent events from the balance sheet date through June 30, 2014, the date the accompanying financial statements were issued. The following are material subsequent events:

Lincoln Park Transaction

On April 10, 2014, we entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”).

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase up to $40 million in shares of the Company’s common stock (“Common Stock”), subject to certain limitations, from time to time, over the 36-month period commencing on the date that a registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 500,000 shares of Common Stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 800,000 shares, depending upon the closing sale price of the Common Stock (such purchases, “Regular Purchases”). However, in no event shall a Regular Purchase be more than $760,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales, but in no event will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the floor price as set forth in the Purchase Agreement. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the Purchase Agreement. The Company’s sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the Common Stock.

In connection with the Purchase Agreement, the Company issued to Lincoln Park 1,928,641 shares of Common Stock and is required to issue up to 1,928,641 additional shares of Common Stock pro rata as the Company requires Lincoln Park to purchase the Company’s shares under the Purchase Agreement over the term of the agreement. Lincoln Park represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. There are no trading volume requirements or restrictions under the Purchase Agreement. Lincoln Park has no right to require any sales by the Company, but is obligated to make purchases from the Company as it directs in accordance with the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. The Company expects that any proceeds received by the Company from such sales to Lincoln Park under the Purchase Agreement will be used for general corporate purposes and working capital requirements.

The foregoing descriptions of the Purchase Agreements and the Registration Rights Agreement are qualified in their entirety by reference to the full text of the Purchase Agreement and the Registration Rights Agreement, copies of which are attached to the Current Report on Form 8-K filed with the SEC on April 14, 2014 as Exhibit 10.1 and 10.2, respectively, and each of which is incorporated herein in its entirety by reference. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with execution of the agreements.

A Registration Statement on Form S-1 was filed with the SEC in relation to this transaction with Lincoln Park and it was declared effective by the SEC as of May 1, 2014.

During the period beginning on April 1, 2014 through June 20, 2014, a total of 2,407,014 shares of Common Stock were sold to Lincoln Park pursuant to the Purchase Agreement, with the proceeds of such sales of Common Stock totaling $896,613. An additional 43,232 shares of Common Stock were issued to Lincoln Park during this same period with such shares constituting additional commitment shares issued pursuant to the Purchase Agreement.

2014 Annual Meeting of Shareholders

The Company’s 2014 Annual Meeting of Shareholders was held on May 21, 2014. The requisite quorum for the meeting of 50% was present. At the meeting, Shareholders voted to the amendment of the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock from 690,000,000 shares to 995,000,000 shares. At the meeting, the Shareholders also voted to approve the Company’s 2014 Equity Incentive Plan.

A Current Report on Form 8-K was filed with the SEC on May 23, 2014 regarding the 2014 Annual Meeting of Shareholders, with such filing being herein incorporated by reference.

Arbitration with Precision Dose, Inc.

An arbitration proceeding was commenced on May 9, 2014 by Precision Dose Inc., the parent company of TAGI Pharmaceuticals, Inc., alleging that the Company failed to properly supply, price and satisfy gross profit minimums regarding Phentermine 37.5mg tablets, as required by the parties’ agreements. Elite denies Precision Dose’s allegations and has counterclaimed that Precision Dose is no longer entitled to exclusivity rights with respect to Phentermine 37.5mg tablets, and is responsible for certain costs, expenses, price increases and lost profits relating to Phentermine 37.5mg tablets and the parties’ agreements.

As of the date of filing of the Company’s annual report on Form 10-K for Fiscal 2014, this arbitration proceeding was ongoing.

