Form 10-Q
period 2014-06-30
ELITE PHARMACEUTICALS INC /NV/
filed 2014-08-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                          June 30, 2014

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 6, 2014, the issuer had outstanding 574,665,121 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	March 31, 2014 (Audited)
ASSETS
CURRENT ASSETS
Cash	$8,172,966	$6,941,777
Accounts receivable (net of allowance for doubtful accounts of $111,404 and $134,083, respectively)	1,166,749	732,076
Inventories	2,525,915	1,932,486
Prepaid expenses and other current assets	215,911	318,424

Total Current Assets	12,081,541	9,924,763

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,713,939 and $5,508,377, respectively	4,945,290	4,199,602

INTANGIBLE ASSETS – net of accumulated amortization of $-0-	6,356,533	6,349,922

OTHER ASSETS
Investment in Novel Laboratories, Inc.	—	3,329,322
Security deposits	16,314	16,314
Restricted cash – debt service for EDA bonds	339,402	265,043
EDA bond offering costs, net of accumulated amortization of $125,242 and $121,697, respectively	229,211	232,756

Total Other Assets	584,927	3,843,435

TOTAL ASSETS	$23,968,291	$24,317,722

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	March 31, 2014 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
EDA bonds payable	$3,385,000	$3,385,000
Short term loans and current portion of long-term debt	90,250	18,870
Related Party Line of Credit	617,064	528,750
Accounts payable and accrued expenses	3,206,314	2,214,871
Deferred revenues	13,333	13,333

Total Current Liabilities	7,311,961	6,160,824

LONG TERM LIABILITIES
Deferred revenues	135,556	138,890
Other long term liabilities	318,983	131,144
Derivative liability – preferred shares	63,289,786	60,981,570
Derivative liability – warrants	37,361,487	38,103,446

Total Long Term Liabilities	101,105,812	99,355,050

TOTAL LIABILITIES	108,417,773	105,515,874

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 995,000,000 shares and 690,000,000 shares, respectively. Issued 568,042,073 shares and 560,242,430 shares, respectively. Outstanding 567,972,073 shares and 560,142,430 shares, respectively	568,043	560,244

Additional paid-in-capital	144,697,772	143,555,091

Accumulated deficit	(229,408,456)	(225,006,646)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(84,449,482)	(81,198,152)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,968,291	$24,317,722

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED June 30,
	2014	2013
REVENUES
Manufacturing Fees	$949,037	$543,434
Licensing Fees	207,645	173,255
Lab Fee Revenues	5,000	5,000

Total Revenues	1,161,682	721,689

COSTS OF REVENUES	728,530	579,012

Gross Profit	433,152	142,677

OPERATING EXPENSES
Research and Development	4,020,325	569,492
General and Administrative	626,554	376,456
Non-cash compensation through issuance of stock options	23,662	9,487
Depreciation and Amortization	193,885	162,833

Total Operating Expenses	4,864,426	1,118,268

(LOSS) FROM OPERATIONS	(4,431,274)	(975,592)

OTHER INCOME / (EXPENSES)
Interest expense, net	(78,205)	(74,778)
Change in fair value of warrant derivatives	741,959	2,896,457
Change in fair value of preferred share derivatives	(2,308,216)	(900,838)
Interest expense attributable to preferred share derivatives	—	(23,584)
Credit for Income Taxes	3,248
Gain on Sale on Investment	1,670,678	—

Total Other Income / (Expense)	29,464	1,897,258

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(4,401,810)	921,666

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,401,810)	$921,666

NET INCOME (LOSS) PER SHARE
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	565,150,231	387,969,981
Diluted	733,912,128	580,388,867

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholder’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance at March 31, 2014	560,242,430	$560,244	$143,555,092	100,000	$(306,841)	$(225,006,646)	$(81,198,151)

Net Loss						(4,401,810)	(4,401,810)

Common shares sold pursuant to the Lincoln Park Capital purchase agreement	2,407,014	2,407	894,206				896,613

Non-cash compensation through the issuance of stock options			23,662				23,662

Costs associated with raising capital			(9,358)				(9,358)

Common shares issued as commitment shares pursuant to the Lincoln Park Capital purchase agreement	1,971,873	1,971	(1,971)				—

Common shares issued pursuant to the exercise of cash warrants	3,420,756	3,421	236,143				239,564

Balance at June 30, 2014	568,042,073	$568,043	$144,697,773	100,000	$(306,841)	$(229,408,456)	$(84,449,482)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED JUNE 30
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Loss	$(4,401,810)	$921,666
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	209,395	109,553
Change in fair value of warrant derivative liability	(741,959)	(2,896,457)
Change in fair value of preferred share derivative liability	2,308,216	900,838
Preferred share derivative interest satisfied by the issuance of common stock	—	27,500
Non-cash compensation accrued	451,271	—
Non-cash compensation from the issuance of options	23,662	9,487
Non-cash rent expense	(2,387)	1,899
Non-cash lease accretion	373	351
Gain on Sale of Investment	(1,670,678)	—
Changes in Assets and Liabilities
Accounts receivable	(434,673)	166,071
Inventories	(593,429)	419,522
Prepaid and other current assets	102,513	34,833
Accounts payable, accrued expenses and other current liabilities	540,177	(43,061)
Deferred revenues and Customer deposits	(3,334)	(3,333)
Derivative interest payable	—	(3,916)
NET CASH USED IN OPERATING ACTIVITIES	(4,212,663)	(355,047)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(678,811)	(35,561)
Costs incurred for intellectual property assets	(6,611)	(18,496)
Deposits to / (withdrawals from) restricted cash, net	(74,359)	(80,830)
Proceeds from Sale of Investment in Novel	5,000,000
NET CASH USED IN INVESTING ACTIVITIES	4,240,218	(134,887)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares to Lincoln Park Capital	896,613	400,000
Proceeds from exercise of cash warrants	239,564	—
Proceeds from draws against credit lines from related parties	88,314	—
Other loan payments	(11,498)	—
Costs associated with raising capital	(9,360)	(47,987)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,203,633	352,013

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,231,189	(137,921)

CASH AND CASH EQUIVALENTS – beginning of period	6,941,777	369,023
CASH AND CASH EQUIVALENTS – end of period	$8,172,966	$231,102

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$77,832	$13,962
Cash paid for taxes	—	—

Non-Cash Financing Transactions
Financing of equipment purchases	272,727
Commitment shares issued to Lincoln Park Capital	653,264	219,296
Conversion of Preferred Shares to Common Shares	—	962,436

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 1	- DEFINITIONS

“Current Balance Sheet Date” means June 30, 2014

“Current Fiscal Year” means the twelve months ended March 31, 2015

“Current Quarter” means the three months ended June 30, 2014

“Current YTD” means the three months ended June 30, 2014

“FDA” means the U.S. Food and Drug Administration

“Hakim Credit Line Limit” equals $1,000,000

“Hakim Credit Line Balance” equals $617,064

“Hakim Credit Line Interest Due” equals $23,617

“Outstanding Bond Principal Payments” means principal payments which were due and owing on the NJEDA Bonds on or before the Current Balance Sheet Date and not made, consisting of the following:

Payment Date	Amount
September 1, 2010	225,000
September 1, 2011	470,000
September 1, 2012	730,000
September 1, 2013	915,000

“Prior Year Balance Sheet Date” means June 30, 2013

“Prior Fiscal Year” means the twelve months ended March 31, 2014

“Prior Year Quarter” means the three months ended June 30, 2013

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

“SEC” means the Securities and Exchange Commission

“Treppel Credit Line Balance” equals zero

“Treppel Credit Line Interest Due” equals zero

“Treppel Credit Line Limit” equals $1,000,000

NOTE 2	- BASIS OF PRESENTATION

The information in this quarterly report on Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiary (collectively the “Company” or “Elite”) for the Current Quarter and Prior Year Quarter. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted for interim financial statement presentation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

The financial results for the interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 and filed with the SEC on June 30, 2014. There have been no changes in significant accounting policies since March 31, 2014.

The Company does not anticipate being profitable for the Current Fiscal Year; therefore a current provision for income tax was not established for the Current Quarter. Only the minimum liability required for state corporation taxes was considered.

Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operates in one segment for the three months ended June 30, 2014.

NOTE 3	- CASH

Cash consists of cash on deposit with banks and money market instruments. The Company places its cash with high quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances.

NOTE 4	- INVENTORIES

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost (first-in, first-out basis) or market (net realizable value), and summarized as follows:

	June 30, 2014	March 31, 2014
Raw Materials	$2,104,857	$1,523,341
Work-in-Process	421,058	409,145
Finished Goods	—	—
Less: Inventory Reserve	—	—
Total Inventory	$2,525,915	$1,932,486

NOTE 5	- NJEDA BONDS

Bond financing consisting of the following, as of June 30,

	2014	2013

Refinanced NJEDA Bonds	$3,385,000	$3,385,000

Current portion	(3,385,000)	(3,385,000)

Long term portion, net of current maturities	$—	$—

Maturities of Bonds for the next five years are as follows (please note that $915,000 of the $1,110,000 in bond maturities scheduled for the fiscal year ending March 31, 2015 were paid on July 23, 2014):

YEAR ENDING MARCH 31,	AMOUNT
2015	$1,110,000
2016	210,000
2017	220,000
2018	85,000
2019	90,000
Thereafter	1,670,000
$3,385,000

Classification of Bond Liability as a Current Liability

Due to the issuance of a Notice of Default being received from the Trustee previously, and as the event of default was not waived or rescinded as of June 30, 2014, the Company has classified the entire principal balance due on the NJEDA Bonds as a current liability.

Subsequent to the Current Balance Sheet Date, the Company has redeemed all bonds currently due, paid all interest amounts which were due and has also advised the Trustee of its intention and ability to make the principal and interest payments due on September 1, 2014. The Company believes it has cured all monetary defaults and has requested that the notices of default resulting from monetary defaults in the past be rescinded.

NOTE 6	- EQUIPMENT LOANS

 Equipment loans consisted of the following as of June 30,

	2014	2013
Total equipment loans	$367,674	—
Current Portion	90,250	—
Long-term portion, net of current maturities	$277,424	—

Principal payments on equipment loans for each fiscal year are:

Fiscal year ending March 31, 2015	$67,050
Fiscal year ending March 31, 2016	95,461
Fiscal year ending March 31, 2017	102,882
Fiscal year ending March 31, 2018	51,451
Fiscal year ending March 31, 2019	44,983
Thereafter	5,845
Total Principal Payments	$367,672

NOTE 7	- DERIVATIVE LIABILITIES

Accounting Standard Codification “ASC” 815 – Derivatives and Hedging, which provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. As the conversion features within, and the detachable warrants issued with the Company’s Series I Preferred Stock, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, we have concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities.

Preferred Stock Derivative Liabilities

Series I
Preferred Shares Authorized	500

Preferred shares Outstanding	104.242

Underlying common shares into which Preferred may convert	148,917,143

Closing price on valuation date	$0.425

Preferred stock derivative liability at Current Balance Sheet Date	$63,289,786

Preferred stock derivative liability at March 31, 2014	$60,981,570

CHANGE IN VALUE OF PREFERRED STOCK DERIVATIVE LIABILITY
	Three months ended June 30,
	2014	2013
Change in Preferred Stock Derivative Liability	$(2,308,216)	$(900,838)

Warrant Derivative Liabilities

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

FAIR VALUE OF WARRANT DERIVATIVE LIABILITY
	March 31 2014	June 30 2014
Risk-Free interest rate	0.05% - 1.32%	0.02% - 1.25%
Expected volatility	111% - 207%	86% - 113%
Expected life (in years)	0.3 – 4.1	0.3 – 3.8
Expected dividend yield	—	—
Number of warrants	102,143,091	98,439,666

Fair Value of Warrant Derivative Liability	$38,103,446	$37,361,487

CHANGE IN VALUE OF WARRANT DERIVATIVE LIABILITY
	Three months ended June 30
	2014	2013
Change in Warrant Derivative Liability	$741,959	$2,896,457

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

Minimum 5 year payments* for the leasing of 15,000 square feet at 135 Ludlow are as follows:

Fiscal year ended March 31, 2015	85,344
Fiscal year ended March 31, 2016	65,196
Fiscal year ended March 31, 2017	—
Fiscal year ended March 31, 2018	—
Fiscal year ended March 31, 2019	—
Total Minimum 5 year lease payments	$150,540

* Minimum lease payments are exclusive of additional expenses related to certain expenses incurred in the operation and maintenance of the premises, including, without limitation, real estate taxes and common area charges which may be due under the terms and conditions of the lease, but which are not quantifiable at the time of filing of this quarterly report on Form 10-Q.

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

RENT EXPENSE
	Three months ended June 30,
	2014	2013
Rent Expense	$18,817	$22,584

Change in deferred rent liability	$(2,387)	$1,899

DEFERRED RENT LIABILITY (LONG-TERM LIABILITY)
	March 31 2014	June 30 2014
Balance of Deferred Rent Liability	$18,824	$16,437

NOTE 9	COMMON STOCK

During the Current YTD, the Company issued shares of Common Stock, as follows:

Description	Shares Of Common Stock

Common shares sold pursuant to the LPC-40 Purchase Agreement	2,407,014

Common shares issued as commitment shares pursuant to the LPC-40 Purchase Agreement	1,971,873

Common shares issued pursuant to the exercise of cash warrants	3,420,756

Total Common Shares issued during the Current YTD	7,799,643

Options

Options issued and outstanding as of the Current Balance Sheet Date are summarized as follows:

	Number of Options	Range of Exercise Prices
Vested Options	2,165,666	$0.10 to $2.75
Non-Vested Options	3,870,001	$0.07 to $0.33

Each option represents the right to purchase one share of common stock. The non-vested options are scheduled to vest in various increments during dates that are within the period beginning on January 18, 2013 and through April 10, 2017, or upon the occurrence of certain defined events and require that employees awarded such options be employed by the Company on the vesting date.

NOTE 10	- PER SHARE INFORMATION

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

The calculation of Basic EPS and Diluted EPS is summarized as follows:

	For the Three Months Ended June 30,
	2014	2013
Numerator
Net Income (loss) attributable to common shareholders - Basic	$(4,401,810)	$921,666

Net Income attributable to common shareholders - Diluted	(4,401,810)	(1,223,977)

Denominator
Weighted-average shares of common stock outstanding	565,150,231	387,969,981

Dilutive effect of stock options, warrants and convertible securities	n/a	192,418,886

Net (loss) income per share
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

NOTE 11 -	RELATED PARTY TRANSACTION - BORROWING AGAINST THE TREPPEL AND HAKIM CREDIT LINES

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

For further details on the Treppel Credit Line, please refer to the Current Reports on Form 8-K filed with the SEC on June 13, 2012 and December 10, 2012, with such filings being herein incorporated by reference.

For further details on the Hakim Credit Line, please refer to exhibit 10.16 of the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013 and the Current Report on Form 8-K filed with the SEC on October 16, 2013 with filings being herein incorporated by reference.

NOTE 12 -	RELATED PARTY TRANSACTION – MANUFACTURING AND LICENSE AGREEMENT WITH EPIC PHARMA LLC

On October 2, 2013, we executed a Manufacturing and License Agreement (the “Epic Agreement”) with Epic Pharma LLC. (“Epic”), to manufacture, market and sell in the United States and Puerto Rico 12 generic products owned by Elite. Of the 12 products, Epic will have the exclusive right to market six products as listed in Schedule A of the Epic Agreement, and a non-exclusive right to market six products as listed in Schedule D of the Epic Agreement. Epic is responsible for all regulatory and pharmacovigilance matters related to the products and for all costs related to the site transfer for all products. Pursuant to the Epic Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Epic Agreement, earned by Epic as a result of sales of the products. The manufacturing cost used for the calculation of the license fee is a predetermined amount per unit plus the cost of the drug substance (API) and the sales cost for the calculation is predetermined based on net sales. If Elite manufactures any product for sale by Epic, then Epic shall pay to Elite that same predetermined manufacturing cost per unit plus the cost of the API. The license fee is payable monthly for the term of the Epic Agreement. Epic shall pay to Elite certain milestone payments as defined by the Epic Agreement. We received the first milestone payment in November 2013. Subsequent milestone payments are due upon the filing of each product’s supplement with the FDA and the FDA approval of site transfer for each product as specifically itemized in the Epic Agreement. The filing of the supplement with the FDA for Isradipine 2.5mg and Isradipine 5mg was made on March 24, 2014 and accordingly a milestone of $200,000 has been earned and is due and owing from Epic Pharma to Elite. The term of the Epic Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Twelve months following the launch of a product covered by the Epic Agreement, Elite may terminate the marketing rights for any product if the license fee paid by Epic falls below a designated amount for a six month period of that product. Elite may also terminate the exclusive marketing rights if Epic is unable to meet the annual unit volume forecast for a designated Product group for any year, subject to the ability of Epic, during the succeeding six month period, to achieve at least one-half of the prior year’s minimum annual unit volume forecast. The Epic Agreement may be terminated by mutual agreement of Elite and Epic, as a result of a breach by either party that is not cured within 60 days’ notice of the breach or by Elite as a result of Epic becoming a party to a bankruptcy, reorganization or other insolvency proceeding that continues for a period of 30 days or more.

No revenues were earned pursuant to the Epic Agreement during the three months ended June 30, 2014.

NOTE 13 -	SALE OF INVESTMENT IN NOVEL LABORATORIES

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

On June 10, 2014, the Company received $5 million in exchange for the 9,800 shares of Novel’s Class A Voting Common Stock owned by the Company.

NOTE 14 -	CONCENTRATIONS

Revenue Concentrations

Three customers accounted for substantially all of the Company’s revenues for the quarter ended June 30, 2014.

Three customers accounted for substantially all of the Company’s revenues for the quarter ended June 30, 2013.

Accounts Receivable Concentrations

Three customers accounted for substantially all of the Company’s accounts receivable as of June 30, 2014.

Three customers accounted for substantially all of the Company’s accounts receivable as of June 30, 2013.

Purchasing Concentrations

Five suppliers accounted for more than 80% of the Company’s purchases of raw materials for the quarter ended June 30, 2014. Included in these five suppliers are one supplier that accounted for approximately 44% of raw material purchases for this period.

Three suppliers accounted for more than 80% of the Company’s purchases of raw materials for the quarter ended June 30, 2013. Included in these three suppliers are one supplier that accounted for approximately 58% of raw material purchases for this period.

NOTE 15 -	LEGAL PROCEEDINGS

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

Arbitration with Precision Dose, Inc.

On May 9, 2014, Precision Dose Inc, the parent company of TAGI Pharmaceuticals, Inc., commenced an arbitration against the Company alleging that the Company failed to properly supply, price and satisfy gross profit minimums regarding Phentermine 37.5mg tablets, as required by the parties’ agreements. Elite denies Precision Dose’s allegations and has counterclaimed that Precision Dose is no longer entitled to exclusivity rights with respect to Phentermine 37.5mg tablets, and is responsible for certain costs, expenses, price increases and lost profits relating to Phentermine 37.5mg tablets and the parties’ agreements. As of the date of filing of this current report on Form 10-Q this arbitration proceeding was ongoing.

GAAP requires that a contingency loss may only be recognized if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. There were no liabilities of this type at June 30, 2014.

NOTE 16 -	EQUITY LINE WITH LINCOLN PARK CAPITAL FUND LLC

On April 10, 2014, we entered into a purchase agreement (the “LPC-40 Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”).

Under the terms and subject to the conditions of the LPC-40 Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase up to $40 million in shares of the Company’s common stock (“Common Stock”), subject to certain limitations, from time to time, over the 36-month period commencing on the date that a registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 500,000 shares of Common Stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 800,000 shares, depending upon the closing sale price of the Common Stock (such purchases, “Regular Purchases”). However, in no event shall a Regular Purchase be more than $760,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales, but in no event will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the floor price as set forth in the LPC-40 Purchase Agreement. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the LPC-40 Purchase Agreement. The Company’s sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the Common Stock.

In connection with the LPC-40 Purchase Agreement, the Company issued to Lincoln Park 1,928,641 shares of Common Stock and is required to issue up to 1,928,641 additional shares of Common Stock pro rata as the Company requires Lincoln Park to purchase the Company’s shares under the Purchase Agreement over the term of the agreement. Lincoln Park represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The LPC-40 Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the LPC-40 Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to Lincoln Park under the LPC-40 Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. There are no trading volume requirements or restrictions under the LPC-40 Purchase Agreement. Lincoln Park has no right to require any sales by the Company, but is obligated to make purchases from the Company as it directs in accordance with the LPC-40 Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

The net proceeds under the LPC-40 Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. The Company expects that any proceeds received by the Company from such sales to Lincoln Park under the Purchase Agreement will be used for general corporate purposes and working capital requirements.

The foregoing descriptions of the LPC-40 Purchase Agreements and the Registration Rights Agreement are qualified in their entirety by reference to the full text of the LPC-40 Purchase Agreement and the Registration Rights Agreement, copies of which are attached to the Current Report on Form 8-K filed with the SEC on April 14, 2014 as Exhibit 10.1 and 10.2, respectively, and each of which is incorporated herein in its entirety by reference. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with execution of the agreements.

A Registration Statement on Form S-1 was filed with the SEC in relation to this transaction with Lincoln Park and it was declared effective by the SEC as of May 1, 2014. A post-effective amendment to the Registration Statement was subsequently filed with the SEC and declared effective on July 1, 2014.

During the three months ended June 30, 2014, a total of 2,407,014 shares of Common Stock were sold to Lincoln Park pursuant to the Purchase Agreement, with the proceeds of such sales of Common Stock totaling $896,613. An additional 43,232 shares of Common Stock were issued to Lincoln Park during this same period with such shares constituting additional commitment shares issued pursuant to the Purchase Agreement.

NOTE 17 -	SUBSEQUENT EVENTS

Common Stock sold pursuant to the LPC-40 Purchase Agreement

Subsequent to the Current Balance Sheet Date and up to August 6, 2014 (the latest practicable date), a total of 6,527,216 shares of Common Stock were sold pursuant to the LPC-40 Purchase Agreement inclusive of purchase and commitment shares, with proceeds received from such transactions totaling $2,136,941.

For further details on the LPC-40 Purchase Agreement and LPC Registration Rights Agreement, please refer to the Current Report on Form 8-K filed with the SEC on April 14, 2014, with such filing being herein incorporated by reference. A Registration Statement on Form S-3 was filed with the SEC on April 15, 2014, with amendments on Form S-1 being filed on April 28, 2014 and May 1, 2014. The Registration Statement was declared effective by the SEC on May 1, 2014. A post-effective amendment to the Registration Statement was filed with the SEC and declared effective on July 1, 2014.

Common shares issued pursuant to the exercise of cash warrants and options

Subsequent to the Current Balance Sheet Date, and up to August 6, 2014 (the latest practicable date), a total of 80,000 shares of Common Stock were issued pursuant to the exercise of cash warrants, with proceeds received from such transactions totaling $5,000.

Modification of Lease Agreement for Facility Expansion

On July 29, 2014, the Company agreed to a modification of the operating lease relating to the manufacturing facility and warehouse located at 135 Ludlow Avenue, Northvale, New Jersey (the “Modified 135 Ludlow Lease”).

Pursuant to the terms and conditions of the Modified 135 Ludlow Lease, the Company is permitted to use the entire 35,000 square feet in the building located at 135-137 Ludlow Avenue for the storage of pharmaceutical finished goods, raw materials, equipment and documents as well as engaging in manufacturing, packaging and distribution activities.

Prior to the Modified 135 Ludlow Lease, the Company occupied only 15,000 square feet at the 135 Ludlow location. The Modified 135 Ludlow Lease accordingly represents a significant expansion in the size of the Northvale Facility.

The expanded property requires significant leasehold improvements and qualification as prerequisite to achieving suitability for such intended future use, and there can be no assurances that the construction and qualification necessary for each and all intended future uses will be achieved.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014

COMPARED TO THE

THREE MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

The following discussion and analysis should be read with the financial statements and accompanying notes included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended March 31, 2014. It is intended to assist the reader in understanding and evaluating our financial position.

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

On May 9, 2014 Precision Dose Inc, the parent company of TAGI Pharmaceuticals, Inc., commenced an arbitration proceeding alleging that the Company failed to properly supply, price and satisfy gross profit minimums regarding Phentermine 37.5mg tablets, as required by the parties’ agreements. Elite denies Precision Dose’s allegations and has counterclaimed that Precision Dose is no longer entitled to exclusivity rights with respect to Phentermine 37.5mg tablets, and is responsible for certain costs, expenses, price increases and lost profits relating to Phentermine 37.5mg tablets and the parties’ agreements.

As of the date of filing of this quarterly report on Form 10-Q, this arbitration proceeding was ongoing.

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

Naltrexone 50mg tablets

The first shipment of Naltrexone 50mg to TAGI was made in September 2013, with such initial shipment triggering a milestone payment under the Precision Dose License Agreement. This product is now a commercial product being manufactured by Elite and distributed by TAGI under the Precision Dose License Agreement.

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

Isradipine 2.5mg tablets and Isradipine 5mg tablets

The ANDAs for the Isradipine Tablets were acquired by Elite as part of the Mikah 13 ANDA Acquisition. The Company is currently in the process of transferring the manufacturing process of these products to the Northvale Facility.

The Isradipine Tablets are included as products in the Epic Agreement for which certain licenses and rights are granted to Epic in relation to the distribution and sale of these products.

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

Results of Consolidated Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2014

Our revenues for the three months ended June 30, 2014 were $1,162k an increase of $440k or approximately 61% over revenues for the comparable period of the prior year, and consisted of $949k in manufacturing fees, $207k in licensing fees and $5k in lab fees. Revenues for the three months ended June 30, 2013, consisted of $543k in manufacturing fees, $173k in licensing fees and $5k in lab fees.

Manufacturing fees increased by approximately 75% as a result of the continued growth in the markets of Phentermine tablets and capsules, Hydromorphone tablets and Methadone tablets, which are manufactured on a contract basis. In addition, the September 2013 launch results in the product line this year including an additional product when compared to Elite’s product line during the comparable period of the prior year. Licensing fees increased by approximately 20% due to the growth in sales from the Phentermine and Hydromorphone product lines and the launch in September 2013 of Naltrexone 50mg.

Research and development costs for the three months ended June 30, 2014 were $4,020k, an increase of $3,451k or approximately 607% from $238k of such costs for the comparable period of the prior year. The increase was primarily due to increased activities related to the development of Elite’s abuse resistant opioid products.

General and administrative expenses for the three months ended June 30, 2014, were $627k, an increase of $251k, or approximately 67% from $376k of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to significant increases in regulatory costs, including, without limitation, increased fees paid to the US-FDA and the hiring of additional staff to support regulatory compliance activities, significant increases in legal fees, insurance and employee benefits. Please note that these higher levels of overhead costs are expected to continue.

Depreciation and amortization for the three months ended June 30, 2014 was $194k, an increase of $31k, or approximately 19%, from $163 for the comparable period of the prior year. The increase was primarily due to the expansion and upgrade of the Northvale facility, which has required significant investments in property, plant and equipment, which, when commissioned and placed in service result in increased depreciation.

Non-cash compensation through the issuance of stock options and warrants for the three months ended June 30, 2014 was $24k, an increase of $15k, or approximately 167% from $9k for the comparable period of the prior year. The increase is due to the issuance of employee stock options in June of 2012 and August 2013. For further details on such employee stock options, please see Note 11 of the financial statements on the Current Report on Form 10-Q filed with SEC on November 14, 2013.

As a result of the foregoing, our loss from operations for the three months ended June 30, 2014 was $4,431k, compared to a loss from operations of $976k for the three months ended June 30, 2013.

Other income/expenses for the three months ended June 30, 2014 were a net income of $29k, a decrease in other income of $1,868k from the net other income of $1,897k for the comparable period of the prior year. The decrease in other income/expense was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the quarter ended June 30, 2014 totaling an expense of $1,566k, as compared to a net derivative income of $1,995k for the comparable period of the prior year, offset by a gain on sale of investment totaling $1,671k during the current year, without a corresponding gain in the comparable period of the prior year. Please note that derivative income/(expenses) are most significantly determined by the number of preferred shares and warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse correlation between derivative revenues and increases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net loss for the three months ended June 30, 2014 was $4,402k, compared to a net income of $922k million for the comparable period of the prior year.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), increased to a surplus of $4.8 million as of June 30, 2014 from a working capital surplus of $3.8 million as of March 31, 2014, primarily due to the loss from operations sustained during the three months ended June 30, 2014 being financed by $0.9 million in proceeds from the sale of Common Stock pursuant to the Purchase Agreement with Lincoln Park and $5.0 million in proceeds from the sale of our investment in Novel Laboratories. Capital financings, such as those occurring pursuant to the Purchase Agreement with Lincoln Park provide cash to the Company without a corresponding current liability and accordingly have an accretive effect on working capital.

Net cash used by operations was $4.2 million for the three months ended June 30, 2014, primarily due to our net loss from continuing operations of $4.4 million, offset by non-cash charges totaling $0.6 million, which included, without limitation, depreciation and amortization of $0.2 million, net income from the change in fair value of derivative liabilities of $1.6 million and gain from the sale of investment of $1.7 million. In addition, net cash used by operations was effected by changes in the balances of assets and liabilities, including, without limitation, increases in inventories of $0.6 and increases in accounts receivable of $0.4 million, all of which result in a net outflow of cash.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

As of June 30, 2014, the Company had cash on hand of $8.2 million and a working capital surplus of $4.8 million. The Company believes that such resources, combined with the Company’s access to the $40 million equity line with Lincoln Park Capital, and approximately $0.4 million available under the Hakim Credit Line are sufficient to fund operations through the current operating cycle. For the three months ended June 30, 2014, it had losses from operations totaling $4.4 million, net other income totaling $0.03 million and a net loss of $4.4 million. Please note that the Company’s other income/(expenses) are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2015, due in large part to its plans to conduct clinical development and commercialization activities on a range of abuse resistant opioid products, on an accelerated and simultaneous basis. Such activities require the investment of significant amounts in clinical trials, safety and efficacy studies, bioequivalence studies, product manufacturing, regulatory expertise and filings, as well as investments in manufacturing and lab equipment and software. In order to finance these significant expenditures, the Company entered into two purchase agreements with Lincoln Park Capital Fund, LLC (“Lincoln Park”), with such agreements providing the company with equity lines totaling $50 million. We believe this amount of financing, if received, is sufficient to fund the commercialization of the abuse resistant opioid products identified. Please see below for further details on the financing transactions with Lincoln Park.

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

On April 10, 2014, we entered into another Purchase Agreement and a Registration Rights Agreement with Lincoln Park. Pursuant to the terms of the Purchase Agreement, Lincoln Park has agreed to purchase from us up to $40 million of our common stock (subject to certain limitations) from time to time over a 36-month period. Pursuant to the terms of the Registration Rights Agreement, we have filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the Purchase Agreement. That registration statement was declared effective by the SEC on May 1, 2014. A post-effective amendment to that Registration Statement was subsequently filed with the SEC and declared effective on July 1, 2014.

Upon execution of the Purchase Agreement, we have issued 1,928,641 shares of our common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of our common stock under that agreement and we are obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of our common stock is purchased by Lincoln Park. Through August 6, 2014, we have sold to Lincoln Park an aggregate of 8,831,194 shares under the Purchase Agreement for aggregate gross proceeds of approximately $3.0 million. In addition, we have issued an additional 146,268 Commitment Shares.

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

On February 7, 2014, Treppel converted the principal amount of $600,000, representing the entire principal balance due under the Treppel Note into 4.242 shares of the Company’s Series I Preferred Stock. As of June 30, 2014, the principal balance owed under the Treppel Credit Line was zero with no accrued interest being owed, in accordance with the terms and conditions of the Credit Line. The Treppel Credit Line expired on July 31, 2014.

Hakim $1,000,000 Bridge Revolving Credit Line

On October 15, 2013 (the “Hakim Credit Line Effective Date”), we entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Nasrat Hakim, our President and CEO. Under the terms of the Hakim Loan Agreement, we have the right, in our sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. Mr. Hakim provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on June 30, 2015, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on January 1, April 1, July 1 and October 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Loan Agreement, we may borrow, repay, and reborrow under the Hakim Credit Line through maturity. Amounts borrowed under the Hakim Credit Line will bear interest at the rate of ten percent (10%) per annum. As of June 30, 2014, the principal balance owed under the Credit Line was $617,064 with an additional $23,617 in accrued interest being also owed, in accordance with the terms and conditions of the Credit Line.

NJEDA Bonds

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of June 30 2014, all of the proceeds were utilized by the Company for such stated purposes.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $3,545 for the three months ended June 30, 2014.

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

On July 23, 2014, all amounts in arrears, consisting of principal payments totaling $915,000 plus interest accrued on such principal payments from March 1, 2014 through July 23, 2014, and totaling $25,876 was paid to the holders of the applicable bonds. By making these payments, the Company retired all outstanding Series B Notes at par and paid all amounts related to monetary defaults in the past, as detailed above.

The Company has also notified the Trustee of its intention and ability to make the payments due on September 1, 2014, consisting of $195,000 in principal and $80,275 interest.

The Company believes it has cured all monetary defaults and has requested that the notices of default resulting from monetary defaults in the past be rescinded.

The Company believes that the successful resolution of the monetary bond defaults will have a significant and positive effect on the Company’s operations.

Due to the issuance of a Notice of Default being previously received from the Trustee, and as the monetary defaults were paid subsequent to June 30, 2014, the Company has classified the entire principal balance due on the NJEDA Bonds, amounting to $3.385 million, as a current liability, in accordance with generally accepted accounting principles.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Arbitration with Precision Dose, Inc.

On May 9, 2014, Precision Dose Inc, the parent company of TAGI Pharmaceuticals, Inc., commenced an arbitration against the Company alleging that the Company failed to properly supply, price and satisfy gross profit minimums regarding Phentermine 37.5mg tablets, as required by the parties’ agreements. Elite denies Precision Dose’s allegations and has counterclaimed that Precision Dose is no longer entitled to exclusivity rights with respect to Phentermine 37.5mg tablets, and is responsible for certain costs, expenses, price increases and lost profits relating to Phentermine 37.5mg tablets and the parties’ agreements. As of the date of filing of this quarterly report on Form 10-Q this arbitration proceeding was ongoing.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2014, we issued 3,420,756 shares of Common Stock that were unregistered, with all such unregistered shares being issued pursuant to the exercise of cash warrants, with proceeds received totaling $239,564. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

Subsequent to June 30, 2014 and up to and including August 6, 2014 (the latest practicable date), we issued a total of 80,000 shares of Common Stock that were unregistered, with all such unregistered shares being issued pursuant to the exercise of cash warrants, with proceeds received totaling $5,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Please see the discussion in Notes 4 and 2 to our financial statements titled, respectively, “NJEDA Bonds” and “Basis Of Presentation And Liquidity”, both of which are incorporated herein by this reference.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None

Item 6. Exhibits

The exhibits listed in the index below are filed as part of this report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(f)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(h)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(i)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(j)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(k)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(l)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013 .

3.1(m)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(n)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Product Development and Commercialization Agreement, dated as of June 21, 2005, between the Company and IntelliPharmaceutics, Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated June 21, 2005 and originally filed with the SEC on June 27, 2005, as amended on the Current Report on Form 8-K/A filed September 7, 2005, as further amended by the Current Report on Form 8-K/A filed December 7, 2005 (Confidential Treatment granted with respect to portions of the Agreement).

10.5	Agreement, dated December 12, 2005, by and among the Company, Elite Labs, and IntelliPharmaCeutics Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated December 12, 2005, and originally filed with the SEC on December 16, 2005, as amended by the Current Report on Form 8-K/A filed March 7, 2006 (Confidential Treatment granted with respect to portions of the Agreement).

10.6	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.10	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.11	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.12	Form of Registration Rights Agreement, between the Registrant and signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.13	Form of Placement Agent Agreement, between the Registrant and Indigo Securities, LLC, incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated March 15, 2006, and filed with the SEC on March 16, 2006.

10.14	Financial Advisory Agreement between the Registrant and Indigo Ventures LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K dated July 12, 2006 and filed with the SEC on July 18, 2006.

10.15	Product Collaboration Agreement between the Registrant and ThePharmaNetwork LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated November 10, 2006 and filed with the SEC on November 15, 2006. (Confidential Treatment granted with respect to portions of the Agreement).

10.16	Strategic Alliance Agreement among the Registrant, VGS Pharma (“VGS”) and Veerappan S. Subramanian (“VS”), incorporated by reference as Exhibit 10(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.17	Advisory Agreement, between the Registrant and VS, incorporated by reference as Exhibit 10(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.18	Registration Rights Agreement between the Registrant, VGS and VS, incorporated by reference as Exhibit 10(c) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.19	Employment Agreement between Novel Laboratories Inc. (“Novel”) and VS, incorporated by reference as Exhibit 10(d) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.20	Stockholders’ Agreement between Registrant, VGS, VS and Novel, incorporated by reference as Exhibit 10(e) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.21	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.22	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.23	Form of Placement Agent Agreement, between the Company and Oppenheimer & Company, Inc., incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.24	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.25	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.26	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.27	Form of Securities Purchase Agreement, between the Company and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.28	Form of Placement Agent Agreement, between the Company, ROTH Capital Partners, LLC and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.29	Separation Agreement and General Release of Claims, dated as of October 20, 2008, by and between the Company and Stuart Apfel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.30	Consulting Agreement, dated as of October 20, 2008, by and between the Company and Parallex Clinical Research, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.31	Separation Agreement and General Release of Claims, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.32	Consulting Agreement, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.33	Separation Agreement and General Release of Claims, dated as of November 5, 2008, by and between the Company and Bernard J. Berk, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 6, 2008 and filed with the SEC on November 6, 2008.

10.34	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.35	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.36	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.37	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.38	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.39	Employment Agreement, dated as of November 13, 2009, by and between the Company and Chris Dick, , incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.40	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.41	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.42	Stipulation of Settlement and Release, dated as of June 25, 2010, by and among the Company, Midsummer Investment, Ltd., Bushido Capital Master Fund, LP, BCMF Trustees, LLC, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.43	Amendment Agreement, dated as of June 25, 2010, by and among the Company, and the investors signatory thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.44	Amendment Agreement, dated as of June 2010, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.45	Asset Purchase Agreement dated as of May 18, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010.

10.46	Asset Purchase Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.47	Master Development and License Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.48	Purchase Agreement, dated as of September 10, 2010, by and among Epic Pharma LLC and the Company, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.49	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.50	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.51	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.52	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.53	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.54	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.55	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.56	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.57	Securities Purchase Agreement with Socius dated December 30, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.58	Amendment to Agreement with Socius dated February 28, 2012, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed with the SEC February 29, 2012.

10.59	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.60	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.61	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.62	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.63	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.64	Development And License Agreement between the Company and a Hong Kong-based client dated March 16, 2012 incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the SEC on June 29,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.65	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.66	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.67	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.68	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.69	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.70	Revised Schedule 1 to the August 1, 2013 Mikah LLC Asset Purchase Agreement (revised to remove confidential treatment with regard to one item set forth thereon) incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the period ending December 31, 2013, filed with the SEC on February 14, 2014.

10.71	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.72	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.73	Termination of June 2011, Manufacturing and Supply Agreement between Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.15 of the Quarterly Report on Form 10-Q for the period ending December 31, 2014 and filed with the SEC on February 14, 2014.

10.74	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.75	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.76	August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC, incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 and filed with the SEC on November 14, 2013

10.77	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.78	February 7,2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.79	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.80	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.81	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from Elite Pharmaceuticals’ Quarterly Report on Form 10-Q, related to the audited financial statements as and for the fiscal years ended March 31, 2014 and 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements

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

ELITE PHARMACEUTICALS, INC.

Date:	August 14, 2014	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2014	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)

