Form 10-Q
period 2014-09-30
ELITE PHARMACEUTICALS INC /NV/
filed 2014-11-14
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

__________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 4, 2014, the issuer had outstanding 596,612,435 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	March 31, 2014 (Audited)
ASSETS
CURRENT ASSETS
Cash	$7,627,078	$6,941,777
Accounts receivable (net of allowance for doubtful accounts of $111,404 and $134,083, respectively)	1,097,784	732,076
Inventories	2,523,617	1,932,486
Prepaid expenses and other current assets	462,973	318,424

Total Current Assets	11,711,452	9,924,763

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,934,888 and $5,508,377, respectively	5,167,376	4,199,602

INTANGIBLE ASSETS – net of accumulated amortization of $-0-	6,358,470	6,349,922

OTHER ASSETS
Investment in Novel Laboratories, Inc.	—	3,329,322
Security deposits	37,242	16,314
Restricted cash – debt service for EDA bonds	388,952	265,043
EDA bond offering costs, net of accumulated amortization of $128,785 and $121,697, respectively	225,667	232,756

Total Other Assets	651,861	3,843,435

TOTAL ASSETS	$23,889,159	$24,317,722

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	March 31, 2014 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of EDA bonds payable	$210,000	$3,385,000
Short term loans and current portion of long-term debt	234,003	18,870
Related Party Line of Credit	666,329	528,750
Accounts payable and accrued expenses	2,682,439	2,214,871
Deferred revenues	13,333	13,333

Total Current Liabilities	3,806,105	6,160,824

LONG TERM LIABILITIES
EDA bonds payable – non current	2,065,000	—
Deferred revenues	132,223	138,890
Other long term liabilities	381,249	131,144
Derivative liability – preferred shares	45,885,714	60,981,570
Derivative liability – warrants	26,981,822	38,103,446

Total Long Term Liabilities	75,446,008	99,355,050

TOTAL LIABILITIES	79,252,113	105,515,874

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 995,000,000 shares and 690,000,000 shares, respectively.
Issued 591,752,031 shares and 560,242,430 shares, respectively.
Outstanding 591,652,031 shares and 560,142,430 shares, respectively	591,753	560,244

Additional paid-in-capital	152,380,767	143,555,091

Accumulated deficit	(208,028,632)	(225,006,646)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(55,362,954)	(81,198,152)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,889,159	$24,317,722

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED September 30,		SIX MONTHS ENDED September 30,
	2014	2013	2014	2013
REVENUES
Manufacturing Fees	$850,934	$921,347	$1,799,971	$1,464,780
Licensing Fees	405,483	231,578	613,128	404,833
Lab Fee Revenues	—	5,972	5,000	10,972

Total Revenues	1,256,417	1,158,897	2,418,099	1,880,585

COSTS OF REVENUES	681,669	616,635	1,410,199	1,195,647

Gross Profit	574,748	542,262	1,007,900	684,938

OPERATING EXPENSES
Research and Development	3,565,181	854,777	7,585,508	1,424,268
General and Administrative	740,611	272,561	1,367,164	649,018
Non-cash compensation through issuance of stock options	53,481	18,937	77,143	28,424
Depreciation and Amortization	276,812	82,567	470,696	245,399

Total Operating Expenses	4,636,085	1,228,842	9,500,511	2,347,109

(LOSS) FROM OPERATIONS	(4,061,337)	(686,580)	(8,492,611)	(1,662,171)

OTHER INCOME / (EXPENSES)
Interest expense, net	(70,075)	(255,945)	(148,281)	(330,723)
Change in fair value of warrant derivatives	10,379,665	(6,129,579)	11,121,624	(3,233,122)
Change in fair value of preferred share derivatives	15,131,571	(2,565,495)	12,823,356	(3,466,332)
Interest expense attributable to preferred share derivatives	—	(17,476)	—	(41,060)
Gain on Sale on Investment	—	—	1,670,678	—
Other Income	—	19,831	—	19,831

Total Other Income / (Expense)	25,441,161	(8,948,664)	25,467,377	(7,051,406)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	21,379,824	(9,635,244)	16,974,766	(8,713,577)

PROVISION (CREDIT) FOR INCOME TAXES	—	2,269	(3,248)	2,269

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$21,379,824	$(9,637,513)	$16,978,014	$(8,715,846)

NET INCOME (LOSS) PER SHARE
Basic	$0.04	$(0.02)	$0.03	$(0.02)
Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	577,691,292	421,991,654	571,455,027	405,073,773
Diluted	739,869,496	421,991,654	733,633,231	405,073,773

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance at March 31, 2014	560,242,430	$560,244	$143,555,092	100,000	$(306,841)	$(225,006,646)	$(81,198,151)

Net Income						16,978,014	16,978,014

Common shares sold pursuant to the Lincoln Park Capital purchase agreement	19,004,103	19,004	6,208,481				6,227,485

Non-cash compensation through the issuance of stock options			77,143				77,143

Costs associated with raising capital			(16,364)				(16,364)

Common shares issued as commitment shares pursuant to the Lincoln Park Capital purchase agreement	2,228,910	2,228	(2,228)				—

Common shares issued pursuant to the exercise of cash warrants	4,167,423	4,168	282,063				286,231

Common shares issued pursuant to the exercise of cash options	33,333	33	3,967				4,000

Common shares issued in payment of employee salaries	15,842	16	6,175				6,190

Common shares issued pursuant to the conversion of Series I Preferred Shares	6,060,000	6,060	2,266,440				2,272,500

Balance at September 30, 2014	591,752,041	$591,753	$152,380,767	100,000	$(306,841)	$(208,028,632)	$(55,362,953)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED SEPTEMBER 30
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$16,978,014	$(8,715,845)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	435,537	222,299
Change in fair value of warrant derivative liability	(11,121,624)	3,233,122
Change in fair value of preferred share derivative liability	(12,823,356)	3,466,332
Preferred share derivative interest satisfied by the issuance of common stock	—	52,196
Non-cash compensation accrued	679,771	154,750
Salaries satisfied by the issuance of common stock	6,190	—
Non-cash interest expense	—	183,391
Non-cash compensation from the issuance of common stock and options	83,333	28,424
Non-cash rent expense	5,189	3,799
Non-cash lease accretion	752	708
Gain on Sale of Investment	(1,670,678)
Changes in Assets and Liabilities
Accounts receivable	(365,708)	29,195
Inventories	(591,130)	(361,527)
Prepaid and other current assets	(60,861)	(5,865)
Accounts payable, accrued expenses and other current liabilities	(183,608)	442,119
Deferred revenues and Customer deposits	(6,667)	(6,667)
Derivative interest payable	—	(11,135)
NET CASH USED IN OPERATING ACTIVITIES	(8,641,036)	(1,284,704)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(1,005,087)	(126,478)
Costs incurred for intellectual property assets	(8,549)	(22,261)
Deposits to / (withdrawals from) restricted cash, net	(123,909)	(27,642)
Proceeds from Sale of Investment in Novel	5,000,000	—
NET CASH USED IN INVESTING ACTIVITIES	3,862,456	(176,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares to Lincoln Park Capital	6,227,485	1,900,000
Proceeds from exercise of cash warrants and options	290,231	6,250
Proceeds from draws against credit lines from related parties	137,579	—
Payment of NJEDA bonds	(1,110,000)	—
Other loan payments	(65,049)	—
Costs associated with raising capital	(16,364)	(47,987)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,463,881	1,858,263

NET CHANGE IN CASH AND CASH EQUIVALENTS	685,301	397,178

CASH AND CASH EQUIVALENTS – beginning of period	6,941,777	369,023
CASH AND CASH EQUIVALENTS – end of period	$7,627,078	$766,201

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$141,342	$146,624
Cash paid for taxes	—	—

Non-Cash Financing Transactions
Financing of equipment purchases and insurance renewal	495,753	—
Commitment shares issued to Lincoln Park Capital	756,053	260,538
Conversion of Preferred Shares to Common Shares	2,272,500	9,597,945
Acquisition of intellectual property	—	5,597,317
Convertible note payable	—	5,597,317

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 1    -      DEFINITIONS

“Current Balance Sheet Date” means September 30, 2014

“Current Fiscal Year” means the twelve months ended March 31, 2015

“Current Quarter” means the three months ended September 30, 2014

“Current YTD” means the six months ended September 30, 2014

“FDA” means the U.S. Food and Drug Administration

“Hakim Credit Line Limit” equals $1,000,000

“Hakim Credit Line Balance” equals $666,329

“Hakim Credit Line Interest Due” equals $16,465

“Prior Year Balance Sheet Date” means September 30, 2013

“Prior Fiscal Year” means the twelve months ended March 31, 2014

“Prior Year Quarter” means the three months ended September 30, 2013

“SEC” means the Securities and Exchange Commission

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

Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operates in one segment for the three and six months ended September 30, 2014.

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

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost (first-in, first-out basis) or market (net realizable value), and summarized as follows:

	September 30, 2014	March 31, 2014
Raw Materials	$2,390,825	$1,523,341
Work-in-Process	—	409,145
Finished Goods	132,792	—
Total Inventory	$2,523,617	$1,932,486

NOTE 5    -       NJEDA BONDS

Bond financing consisting of the following, as of:

	September 30 2014	March 31 2014
Refinanced NJEDA Bonds	$2,275,000	$3,385,000

Current portion	(210,000)	(3,385,000)

Long term portion, net of current maturities	$2,065,000	$—

Maturities of Bonds for the next five years are as follows (please note that $1,110,000 in bond maturities scheduled for the fiscal year ending March 31, 2015 were paid during the quarter ended September 30, 2014):

YEAR ENDING MARCH 31,	AMOUNT
2016	210,000
2017	220,000
2018	85,000
2019	90,000
2020	95,000
Thereafter	1,365,000
$2,065,000

NOTE 6    -      LOANS PAYABLE

During the ordinary course of business, the Company has secured loans to support the collateralized financing of fixed asset acquisitions, or the renewal of insurance policies. During the six months ended September 30, 2014, the Company has secured such loans with initial principal amounts totaling $496k, and with payment terms that range from 9 months to 60 months at interest rates that range from 5.68% to 7.97%.

Loans Payable consisted of the following as of:

	September 30 2014	March 31 2014
Total loans	$568,766	$106,444
Current Portion	233,827	18,870
Long-term portion, net of current maturities	$334,939	87,574

Principal payments on loans for each fiscal year are:

Fiscal year ending March 31, 2015	$132,610
Fiscal year ending March 31, 2016	169,275
Fiscal year ending March 31, 2017	143,442
Fiscal year ending March 31, 2018	72,609
Fiscal year ending March 31, 2019	44,983
Thereafter	5,847
Total Principal Payments	$568,766

NOTE 7    -       DERIVATIVE LIABILITIES

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

Preferred Stock Derivative Liabilities

Series I
Preferred Shares Authorized	500

Preferred shares Outstanding	100

Underlying common shares into which Preferred may convert	142,857,143

Closing price on valuation date	$0.3212

Preferred stock derivative liability at Current Balance Sheet Date	$45,885,714

Preferred stock derivative liability at March 31, 2014	$60,981,570

CHANGE IN VALUE OF PREFERRED STOCK DERIVATIVE LIABILITY
	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Change in Preferred Stock Derivative Liability	$15,131,571	$(2,565,495)	12,823,356	(3,466,332)

Warrant Derivative Liabilities

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

FAIR VALUE OF WARRANT DERIVATIVE LIABILITY
	March 31 2014	June 30 2014	Sept 30 2014
Risk-Free interest rate	0.05% - 1.32%	0.02% - 1.25%	0.6% - 1.4%
Expected volatility	111% - 207%	86% - 113%	65% - 108%
Expected life (in years)	0.3 – 4.1	0.3 – 3.8	0.0 – 3.6
Expected dividend yield	—	—	—
Number of warrants	102,143,091	98,439,666	97,692,999

Fair Value of Warrant Derivative Liability	$38,103,446	$37,361,487	$26,981,822

CHANGE IN VALUE OF WARRANT DERIVATIVE LIABILITY
	Three months ended September 30		Six months ended September 30
	2014	2013	2014	2013
Change in Warrant Derivative Liability	$10,379,665	$(6,129,579)	$11,121,624	$(3,233,122)

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

The Company entered into a lease for a portion of a one-story warehouse, located at 135-137 Ludlow Avenue, Northvale, New Jersey, consisting of approximately 15,000 square feet of floor space. The lease term began on July 1, 2010.

On July 29, 2014, the Company agreed to a modification of this operating lease, with the material terms of the modification including the Company being permitted to occupy the entire 35,000 square feet in the building.

The lease terms, as modified, include an initial term that expires on December 31, 2016, and the Company has the option to renew the lease for two additional terms of five years each. The lease is classified as an operating lease.

The property related to this lease is used for the storage of pharmaceutical finished goods, raw materials, equipment and documents, as well as a site at which the Company engages in manufacturing packaging and distribution activities, inclusive of regulatory support and compliance activities.

Minimum 5 year payments* for the initial term for the leasing of 35,000 square feet at 135 Ludlow are as follows:

Fiscal year ended March 31, 2015	71,913
Fiscal year ended March 31, 2016	203,850
Fiscal year ended March 31, 2017	155,169
Fiscal year ended March 31, 2018	—
Fiscal year ended March 31, 2019	—
Total Minimum 5 year lease payments	$430,932

* Minimum lease payments are exclusive of additional expenses related to certain expenses incurred in the operation and maintenance of the premises, including, without limitation, real estate taxes and common area charges which may be due under the terms and conditions of the lease, but which are not quantifiable at the time of filing of this quarterly report on Form 10-Q.

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

RENT EXPENSE
	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Rent Expense	$45,214	$22,584	$63,003	$45,169

Change in deferred rent liability	$24,010	$1,899	$20,595	$3,799

DEFERRED RENT LIABILITY (LONG-TERM LIABILITY)
	March 31 2014	June 30 2014	Sept 30 2014
Balance of Deferred Rent Liability	$18,824	$16,437	$7,573

NOTE 9           COMMON STOCK

During the Current YTD, the Company issued shares of Common Stock, as follows:

Description	Shares Of Common Stock

Common shares sold pursuant to the LPC-40 Purchase Agreement	19,004,103

Common shares issued as commitment shares pursuant to the LPC-40 Purchase Agreement	2,228,910

Common shares issued pursuant to the exercise of cash warrants	4,167,423

Common shares issued pursuant to the exercise of cash options	33,333

Common shares issued in payment of employee salaries	15,842

Common shares issued pursuant to the conversion of Series I Preferred Shares	6,060,000

Total Common Shares issued during the Current YTD	31,509,611

Options

Options issued and outstanding as of the Current Balance Sheet Date are summarized as follows:

	Number of Options	Range of Exercise Prices
Vested Options	2,132,333	$0.10 to $2.75
Non-Vested Options	4,810,001	$0.07 to $0.4599

Each option represents the right to purchase one share of common stock. The non-vested options are scheduled to vest in various increments during dates that are within the period beginning on June 19, 2015 and through September 15, 2017, or upon the occurrence of certain defined events and require that employees awarded such options be employed by the Company on the vesting date.

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

The calculation of Basic EPS and Diluted EPS is summarized as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
Numerator
Net Income (loss) attributable to common shareholders – Basic	$21,379,824	$(9,637,513)	16,978,014	(8,715,846)

Effect of dilutive instruments on Net Income	(25,511,236)	n/a	(23,944,980)	n/a

Net Income attributable to common shareholders – Diluted	(4,131,412)	n/a	(6,966,966)	n/a

Denominator
Weighted-average shares of common stock outstanding	577,691,292	421,991,654	571,455,027	40,073,773

Dilutive effect of stock options, warrants and convertible securities	162,178,204	n/a	162,178,204	n/a

Net (loss) income per share
Basic	$0.04	$(0.02)	$0.03	$(0.02)
Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)

NOTE 11 -      RELATED PARTY TRANSACTION - BORROWING AGAINST THE TREPPEL AND HAKIM CREDIT LINES

The Treppel Credit Line expired on July 31, 2014, pursuant to the terms and conditions of the Treppel Credit. All principal and interest amounts have been repaid in full. As of the Current Balance Sheet Date, there were no amounts due and owing in relation to the Treppel Credit Line. For further details on the Treppel Credit Line, please refer to the Current Reports on Form 8-K filed with the SEC on June 13, 2012, December 10, 2012 and August 6, 2013, with such filings being herein incorporated by reference.

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

Revenues earned pursuant to the Epic Agreement during the three months ended September 30, 2014 were $200,000.

NOTE 13-        SALE OF INVESTMENT IN NOVEL LABORATORIES

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

On June 10, 2014, the Company received $5 million in exchange for the 9,800 shares of Novel’s Class A Voting Common Stock owned by the Company.

NOTE 14 -       CONCENTRATIONS

Revenue Concentrations

Four customers accounted for substantially all of the Company’s revenues for the six months ended September 30, 2014.

Four customers accounted for substantially all of the Company’s revenues for the six months ended September 30, 2013.

Accounts Receivable Concentrations

Three customers accounted for substantially all of the Company’s accounts receivable as of September 30, 2014.

Three customers accounted for substantially all of the Company’s accounts receivable as of September 30, 2013.

Purchasing Concentrations

Five suppliers accounted for more than 80% of the Company’s purchases of raw materials for the six months ended September 30, 2014. Included in these five suppliers are one supplier that accounted for approximately 44% of raw material purchases for this period.

Four suppliers accounted for more than 80% of the Company’s purchases of raw materials for the six months ended September 30, 2013. Included in these three suppliers are one supplier that accounted for approximately 52% of raw material purchases for this period.

NOTE 15-         LEGAL PROCEEDINGS

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

Arbitration with Precision Dose, Inc.

On May 9, 2014, Precision Dose Inc., the parent company of TAGI Pharmaceuticals, Inc., commenced an arbitration against the Company alleging that the Company failed to properly supply, price and satisfy gross profit minimums regarding Phentermine 37.5mg tablets, as required by the parties’ agreements. Elite denies Precision Dose’s allegations and has counterclaimed that Precision Dose is no longer entitled to exclusivity rights with respect to Phentermine 37.5mg tablets, and is responsible for certain costs, expenses, price increases and lost profits relating to Phentermine 37.5mg tablets and the parties’ agreements. As of the date of filing of this current report on Form 10-Q this arbitration proceeding was ongoing.

GAAP requires that a contingency loss may only be recognized if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. There were no liabilities of this type at September 30, 2014.

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

During the six months ended September 30, 2014, a total of 19,004,103 shares of Common Stock were sold to Lincoln Park pursuant to the Purchase Agreement, with the proceeds of such sales of Common Stock totaling $6,227,485. An additional 300,269 shares of Common Stock were issued to Lincoln Park during this same period with such shares constituting additional commitment shares issued pursuant to the Purchase Agreement.

NOTE 17 -       SUBSEQUENT EVENTS

Common Stock sold pursuant to the LPC-40 Purchase Agreement

Subsequent to the Current Balance Sheet Date and up to November 4, 2014 (the latest practicable date), a total of 4,582,256 shares of Common Stock were sold pursuant to the LPC-40 Purchase Agreement inclusive of purchase and commitment shares, with proceeds received from such transactions totaling $1,273,128.

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

Common shares issued pursuant to the exercise of cash warrants and options

Subsequent to the Current Balance Sheet Date, and up to November 4, 2014 (the latest practicable date), a total of 246,591 shares of Common Stock were issued pursuant to the exercise of cash warrants, with proceeds received from such transactions totaling $17,870.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014

COMPARED TO THE

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2013

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

Overview

We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled-release products, using proprietary know-how and technology, particularly as it relates to abuse deterrent products. Our strategy includes improving off-patent drug products for life cycle management and developing generic versions of controlled-release drug products with high barriers to entry.

We own, license or contract manufacture eight products currently being sold or approved for commercial sale, as follows:

•	Phentermine 37.5mg tablets (“Phentermine 37.5mg”)
•	Lodrane D® Immediate Release capsules (“Lodrane D”)
•	Methadone 10mg tablets (“Methadone 10mg”)
•	Hydromorphone Hydrochloride 8mg tablets (“Hydromorphone 8mg”)
•	Phendimetrazine tartrate 35mg tablets (“Phendimetrazine 35mg”)
•	Phentermine 15mg capsules (“Phentermine 15mg”)

•	Phentermine 30mg capsules (“Phentermine 30mg”)
•	Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)
•	Isradipine 2.5mg capsules (“Isradipine 2.5mg”)
•	Isradipine 5mg capsules (“Isradipine 5mg”)

In August 2013, we acquired (the “Mikah 13 ANDA Acquisition”) approved Abbreviated New Drug Applications (“ANDAs”) for 12 products, inclusive of Isradipine 2.5mg and Isradipine 5mg, (the “Mikah Approved ANDAs”) and one ANDA that is under active review with the FDA that were acquired pursuant to the asset purchase agreement with Mikah Pharma dated August 1, 2013 (the “Mikah Asset Purchase Agreement”).

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

Additionally, the Company is developing abuse deterrent opioid products, and once-daily opioid products.

On May 22, 2012, the United States Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 8,182,836, entitled “Abuse-Resistant Oral Dosage Forms and Method of Use Thereof, with such patent providing further protection for the Company’s Abuse Deterrent Technology.

On April 23, 2013, the USPTO issued U.S. Patent No. 8,425,933, entitled “Abuse-Resistant Oral Dosage Forms and Method of User Thereof”, with such patent providing further protection for the Company’s Abuse Deterrent Technology.

On February 11, 2014, the Canadian Patent Office issued Canadian Patent 2,521,655 entitled “Abuse-Resistant Oral Dosage Forms and Method of Use Thereof”, with such patent providing further protection for the Company’s abuse deterrent technology

On April 22, 2014, the USPTO issued U.S. Patent No. 8,703,186, entitled “Abuse-Resistant Oral Dosage Forms and Method of Use Thereof”, with such patent providing further protection for the Company’s Abuse Deterrent Technology.

On September 16,2014, the Canadian Patent Office allowed Canadian Patent application 2,541,371 entitled “Extended Release Formulations of Opioids and Method of Use Thereof”, with such patent providing further protection for the Company’s controlled release technologies. This patent has not issued yet.

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

Isradipine 2.5mg and Isradipine 5mg capsules

The ANDAs for the Isradipine Capsules were acquired by Elite as part of the Mikah 13 ANDA Acquisition. The transfer of the manufacturing process of these products to the Northvale Facility was completed during the quarter ended September 30, 2014 and Elite is currently planning to commence commercial shipments during the current fiscal year.

The Isradipine Capsules are included as products in the Epic Agreement for which certain licenses and rights are granted to Epic in relation to the distribution and sale of these products.

Approved Products

Elite is the owner of the following approved Abbreviated New Drug Applications:

•	Phentermine 37.5mg
•	Hydromorphone 8mg
•	Naltrexone 50mg
•	Phentermine 15mg
•	Phentermine 30mg
•	Phendimetrazine 35mg
•	Isradipine 2.5mg capsules and Isradipine 5mg capsules (“Isradipine Capsules”)
•	10 undisclosed ANDAs acquired as part of the Mikah 13 ANDA Acquisition

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

Isradipine 2.5mg tablets and Isradipine 5mg tablets

The ANDAs for the Isradipine Capsules were acquired by Elite as part of the Mikah 13 ANDA Acquisition. The transfer the manufacturing process of these products to the Northvale Facility was completed during the quarter ended September 30, 2014 and the Company is currently planning to commence commercial shipments during the current fiscal year.

The Isradipine Capsules are included as products in the Epic Agreement for which certain licenses and rights are granted to Epic in relation to the distribution and sale of these products.

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

Abuse Deterrent and Sustained Release Opioids

The abuse deterrent opioid products utilize our patented abuse-deterrent technology that is based on a pharmacological approach. These products are combinations of a narcotic agonist formulation intended for use in patients with moderate to severe pain, and an antagonist, formulated to deter abuse of the drug.  Both, agonist and antagonist, have been on the market for a number of years and sold separately in various dose strengths.  Elite has filed INDs for the first two abuse deterrent products under development and has tested products in various pharmacokinetic studies.  Elite expects to continue to develop multiple abuse deterrent products. Products utilizing the pharmacological approach to deter abuse such as Suboxone®, a product marketed in the United States by Reckitt Benckiser Pharmaceuticals, Inc., and Embeda®, a product marketed in the United States by Pfizer, Inc., have been approved by the FDA and are being marketed in the United States.

Elite has developed, and retains the rights to these abuse deterrent and sustained release opioid products.  Elite may license these products at a later date to a third party who could provide funding for the remaining clinical studies and who could provide sales and distribution for the product. The drug delivery technology development underlying the sustained release products was initiated under a joint venture with Elan which terminated in 2002.

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

Results of Consolidated Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2014

Our revenues for the three months ended September 30, 2014 were $1,256k, an increase of $98k or approximately 8% over revenues for the comparable period of the prior year, and consisted of $851k in manufacturing fees and $405k in licensing fees. Revenues for the three months ended September 30, 2013, consisted of $921k in manufacturing fees, $232k in licensing fees and $6k in lab fees.

Manufacturing fees decreased by approximately 8%, mostly due to timing differences in shipments, with product shipments in 2014 missing the September 30th cutoff by a few days and accordingly being recorded in the subsequent period. In addition, the Company launched Naltrexone 50mg in September 2013, recording shipments of launch quantities in that period, which also contributed to the variance in manufacturing revenues between the period. Licensing fees increased by approximately 75% due to milestones earned pursuant the Epic Agreement and related to the successful manufacturing site transfer of Isradipine 2.5mg and Isradipine 5mg.

Research and development costs for the three months ended September 30, 2014 were $3,565k, an increase of $2,710k or approximately 317% from $855k of such costs for the comparable period of the prior year. The increase was primarily due to increased activities related to the development of Elite’s abuse deterrent opioid products.

General and administrative expenses for the three months ended September 30, 2014, were $741k, an increase of $468k, or approximately 172% from $273k of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to significant increases in regulatory costs, including, without limitation, increased fees paid to the US-FDA and the hiring of additional staff to support regulatory compliance activities, additional costs incurred in relation to compliance with the Sarbanes-Oxley Act and significant increases in legal fees, insurance and employee benefits. Please note that these higher levels of overhead costs are expected to continue.

Depreciation and amortization for the three months ended September 30, 2014 was $276k, an increase of $194k, or approximately 235%, from $83k for the comparable period of the prior year. The increase was primarily due to the expansion and upgrade of the Northvale facility, which has required significant investments in property, plant and equipment, which, when commissioned and placed in service result in increased depreciation.

Non-cash compensation through the issuance of stock options and warrants for the three months ended September 30, 2014 was $54k, an increase of $35k, or approximately 182% from $19k for the comparable period of the prior year. The increase is due to the issuance of employee stock options during the quarter ended September 30, 2014. For further details on such employee stock options, please see Note 9 of the financial statements included herein.

As a result of the foregoing, our loss from operations for the three months ended September 30, 2014 was $4,261k, compared to a loss from operations of $687k for the three months ended September 30, 2013.

Other income/expenses for the three months ended September 30, 2014 were a net income of $25,441k, an increase in other income of $34,390k from the net other expense of $8,949k for the comparable period of the prior year. The increase in other income/expense was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the quarter ended September 30, 2014 totaling an income of $25,511k, as compared to a net derivative expense of $8,695k for the comparable period of the prior year. Please note that derivative income/(expenses) are most significantly determined by the number of preferred shares and warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse correlation between derivative revenues and increases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net income for the three months ended September 30, 2014 was $21,380k, compared to a net loss of $9,638k million for the comparable period of the prior year.

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2014

Our revenues for the six months ended September 30, 2014 were $2,418k, an increase of $537k or approximately 29% over revenues for the comparable period of the prior year, and consisted of $1,800k in manufacturing fees, $613k in licensing fees and $5k. Revenues for the six months ended September 30, 2013, consisted of $1,465k in manufacturing fees, $405k in licensing fees and $11k in lab fees.

Manufacturing fees increase by approximately 23%, as a result of continued growth in the Company’s generic product sales, combined with the current year period including a full six months of sales of Naltrexone 50mg, as compared to only one shipment of this product in the comparable period of the prior year, due to this product being launched in September 2013. Licensing fees increased by approximately 51% due to milestones earned pursuant the Epic Agreement and related to the successful manufacturing site transfer of Isradipine 2.5mg and Isradipine 5mg.

Research and development costs for the six months ended September 30, 2014 were $7,586k, an increase of $6,161k or approximately 432% from $1,424k of such costs for the comparable period of the prior year. The increase was primarily due to increased activities related to the development of Elite’s abuse deterrent opioid products.

General and administrative expenses for the six months ended September 30, 2014, were $1,367k, an increase of $718k, or approximately 111% from $649k of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to significant increases in regulatory costs, including, without limitation, increased fees paid to the US-FDA and the hiring of additional staff to support regulatory compliance activities, additional costs incurred in relation to compliance with the Sarbanes-Oxley Act and significant increases in legal fees, insurance and employee benefits. Please note that these higher levels of overhead costs are expected to continue.

Depreciation and amortization for the six months ended September 30, 2014 was $471k, an increase of $225k, or approximately 92%, from $245k for the comparable period of the prior year. The increase was primarily due to the expansion and upgrade of the Northvale facility, which has required significant investments in property, plant and equipment, which, when commissioned and placed in service result in increased depreciation.

Non-cash compensation through the issuance of stock options and warrants for the six months ended September 30, 2014 was $77k, an increase of $49k, or approximately 171% from $28k for the comparable period of the prior year. The increase is due to the issuance of employee stock options during the quarter ended September 30, 2014. For further details on such employee stock options, please see Note 9 of the financial statements included herein.

As a result of the foregoing, our loss from operations for the six months ended September 30, 2014 was $8,693k, compared to a loss from operations of $1,662k for the six months ended September 30, 2013.

Other income/expenses for the six months ended September 30, 2014 were a net income of $25,467k, an increase in other income of $32,519k from the net other expense of $7,051k for the comparable period of the prior year. The increase in other income/expense was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the six months ended September 30, 2014 totaling an income of $23,945k, as compared to a net derivative expense of $6,699k for the comparable period of the prior year, offset by a gain on sale of investment totaling $1,671k during the current year, without a corresponding gain in the comparable period of the prior year. Please note that derivative income/(expenses) are most significantly determined by the number of preferred shares and warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse correlation between derivative revenues and increases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net income for the six months ended September 30, 2014 was $16,978k, compared to a net loss of $8,716k million for the comparable period of the prior year.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), increased to a surplus of $7.9 million as of September 30, 2014 from a working capital surplus of $3.8 million as of March 31, 2014, primarily due to the loss from operations sustained during the six months ended September 30, 2014 being financed by $6.2 million in proceeds from the sale of Common Stock pursuant to the Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and $5.0 million in proceeds from the sale of our investment in Novel Laboratories. Capital financings, such as those occurring pursuant to the Purchase Agreement with Lincoln Park provide cash to the Company without a corresponding current liability and accordingly have an accretive effect on working capital. In addition, the Company retired the Series B NJEDA Bonds and cured the monetary default in the Series A NJEDA Bonds during the current year which resulted in the Company recording as a current liability only those principal amounts scheduled for redemption within 12 months from the balance sheet date, and all other principal amounts being recorded as non-current liabilities. In prior periods, the entire principal amount of the NJEDA Bonds were recorded as a current liability due to the monetary defaults which have now been cured. The classification of a portion of the bond liability as a non-current asset has an accretive effect on working capital.

Net cash used by operations was $8.6 million for the six months ended September 30, 2014, primarily due to our net income from continuing operations of $17.0 million, offset by non-cash credits totaling $24.4 million, which included, without limitation, depreciation and amortization charges of $0.4 million, net income credits from the change in fair value of derivative liabilities of $23.945 million and gain from the sale of investment of $1.7 million. In addition, net cash used by operations was effected by changes in the balances of assets and liabilities, including, without limitation, increases in inventories of $0.6 and increases in accounts receivable of $0.4 million, all of which result in a net outflow of cash.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

As of September 30, 2014, the Company had cash on hand of $7.6 million and a working capital surplus of $7.9 million. The Company believes that such resources, combined with the Company’s access to amounts available pursuant to the $40 million equity line with Lincoln Park, and approximately $0.4 million available under the Hakim Credit Line are sufficient to fund operations through the current operating cycle. For the six months ended September 30, 2014, it had losses from operations totaling $8.7 million, net other income totaling $25.5 million and a net income of $17.0 million. Please note that the Company’s other income/(expenses) are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2015, due in large part to its plans to conduct clinical development and commercialization activities on a range of abuse deterrent opioid products, on an accelerated and simultaneous basis. Such activities require the investment of significant amounts in clinical trials, safety and efficacy studies, bioequivalence studies, product manufacturing, regulatory expertise and filings, as well as investments in manufacturing and lab equipment and software. In order to finance these significant expenditures, the Company entered into two purchase agreements with Lincoln Park, with such agreements providing the company with equity lines totaling $50 million. We believe this amount of financing, if received, is sufficient to fund the commercialization of the abuse deterrent opioid products identified. Please see below for further details on the financing transactions with Lincoln Park.

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

Upon execution of the Purchase Agreement, we have issued 1,928,641 shares of our common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of our common stock under that agreement and we are obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of our common stock is purchased by Lincoln Park. Through November 4, 2014, we have sold to Lincoln Park an aggregate of 23,524,974 shares under the Purchase Agreement for aggregate gross proceeds of approximately $7.5 million. In addition, we have issued an additional 361,654 Commitment Shares.

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

The Treppel Credit Line expired on July 31, 2014, with no amounts due or owing.

Hakim $1,000,000 Bridge Revolving Credit Line

On October 15, 2013 (the “Hakim Credit Line Effective Date”), we entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Nasrat Hakim, our President and CEO. Under the terms of the Hakim Loan Agreement, we have the right, in our sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. Mr. Hakim provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on June 30, 2015, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on January 1, April 1, July 1 and October 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Loan Agreement, we may borrow, repay, and reborrow under the Hakim Credit Line through maturity. Amounts borrowed under the Hakim Credit Line will bear interest at the rate of ten percent (10%) per annum. As of September 30, 2014, the principal balance owed under the Credit Line was $666,329 with an additional $16,465 in accrued interest being also owed, in accordance with the terms and conditions of the Credit Line.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $3,545 for the three months ended September 30, 2014.

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

The Company did not have sufficient funds available to make principal payments due on September 1, 2010, September 1, 2011, September 1, 2012 and September 1, 2013, on their scheduled due dates. These principal payments, totaling $915,000, were paid on July 23, 2014. By making this payment, plus also paying accrued interest of $25,876 due and owing on the principal amounts paid, the Company retired all outstanding Series B Notes at par, as well as all amounts which were in arrears at the time.

On September 1, 2014, the Company paid the scheduled principal payment of $195,000 on the Series A Notes, plus the scheduled interest payment of $80,275.

As of the date of filing of this Quarterly Report on Form 10-Q, there are no amounts scheduled for payment under the bond indenture as of this date which have not been paid.

As a result of the Company’s curing of all prior monetary defaults, and in accordance with GAAP, the Company has classified the principal amounts with a maturity of not more than twelve months from September 30, 2014, totaling $210,000, as current liabilities. Principal amounts with maturities in excess of twelve months from September 30, 2014, totaling $2,065,000 have been recorded as non-current liabilities.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Arbitration with Precision Dose, Inc.

On May 9, 2014, Precision Dose Inc., the parent company of TAGI Pharmaceuticals, Inc., commenced an arbitration against the Company alleging that the Company failed to properly supply, price and satisfy gross profit minimums regarding Phentermine 37.5mg tablets, as required by the parties’ agreements. Elite denies Precision Dose’s allegations and has counterclaimed that Precision Dose is no longer entitled to exclusivity rights with respect to Phentermine 37.5mg tablets, and is responsible for certain costs, expenses, price increases and lost profits relating to Phentermine 37.5mg tablets and the parties’ agreements. As of the date of filing of this quarterly report on Form 10-Q this arbitration proceeding was ongoing.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended September 30, 2014, we issued 10,227,423 shares of Common Stock that were unregistered, consisting of 4,167,423 shares being issued pursuant to the exercise of cash warrants and options, with proceeds received totaling $290,231 and 6,060,000 shares being issued pursuant to the conversion of Series I Preferred Stock. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

Subsequent to September 30, 2014 and up to and including November 4, 2014 (the latest practicable date), we issued a total of189,924 shares of Common Stock that were unregistered, with all such unregistered shares being issued pursuant to the exercise of cash warrants, with proceeds received totaling $11,870.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the index below are filed as part of this report..

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(f)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(h)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(i)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(j)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(k)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(l)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013 .

3.1(m)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(n)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Product Development and Commercialization Agreement, dated as of June 21, 2005, between the Company and IntelliPharmaceutics, Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated June 21, 2005 and originally filed with the SEC on June 27, 2005, as amended on the Current Report on Form 8-K/A filed September 7, 2005, as further amended by the Current Report on Form 8-K/A filed December 7, 2005 (Confidential Treatment granted with respect to portions of the Agreement).

10.5	Agreement, dated December 12, 2005, by and among the Company, Elite Labs, and IntelliPharmaCeutics Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated December 12, 2005, and originally filed with the SEC on December 16, 2005, as amended by the Current Report on Form 8-K/A filed March 7, 2006 (Confidential Treatment granted with respect to portions of the Agreement).

10.6	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.10	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.11	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.12	Form of Registration Rights Agreement, between the Registrant and signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.13	Form of Placement Agent Agreement, between the Registrant and Indigo Securities, LLC, incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated March 15, 2006, and filed with the SEC on March 16, 2006.

10.14	Financial Advisory Agreement between the Registrant and Indigo Ventures LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K dated July 12, 2006 and filed with the SEC on July 18, 2006.

10.15	Product Collaboration Agreement between the Registrant and ThePharmaNetwork LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated November 10, 2006 and filed with the SEC on November 15, 2006. (Confidential Treatment granted with respect to portions of the Agreement).

10.16	Strategic Alliance Agreement among the Registrant, VGS Pharma (“VGS”) and Veerappan S. Subramanian (“VS”), incorporated by reference as Exhibit 10(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.17	Advisory Agreement, between the Registrant and VS, incorporated by reference as Exhibit 10(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.18	Registration Rights Agreement between the Registrant, VGS and VS, incorporated by reference as Exhibit 10(c) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.19	Employment Agreement between Novel Laboratories Inc. (“Novel”) and VS, incorporated by reference as Exhibit 10(d) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.20	Stockholders’ Agreement between Registrant, VGS, VS and Novel, incorporated by reference as Exhibit 10(e) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.21	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.22	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.23	Form of Placement Agent Agreement, between the Company and Oppenheimer & Company, Inc., incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.24	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.25	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.26	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.27	Form of Securities Purchase Agreement, between the Company and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.28	Form of Placement Agent Agreement, between the Company, ROTH Capital Partners, LLC and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.29	Separation Agreement and General Release of Claims, dated as of October 20, 2008, by and between the Company and Stuart Apfel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.30	Consulting Agreement, dated as of October 20, 2008, by and between the Company and Parallex Clinical Research, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.31	Separation Agreement and General Release of Claims, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.32	Consulting Agreement, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.33	Separation Agreement and General Release of Claims, dated as of November 5, 2008, by and between the Company and Bernard J. Berk, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 6, 2008 and filed with the SEC on November 6, 2008.

10.34	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.35	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.36	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.37	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.38	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.39	Employment Agreement, dated as of November 13, 2009, by and between the Company and Chris Dick, , incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.40	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.41	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.42	Stipulation of Settlement and Release, dated as of June 25, 2010, by and among the Company, Midsummer Investment, Ltd., Bushido Capital Master Fund, LP, BCMF Trustees, LLC, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.43	Amendment Agreement, dated as of June 25, 2010, by and among the Company, and the investors signatory thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.44	Amendment Agreement, dated as of June 2010, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.45	Asset Purchase Agreement dated as of May 18, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010.

10.46	Asset Purchase Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.47	Master Development and License Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.48	Purchase Agreement, dated as of September 10, 2010, by and among Epic Pharma LLC and the Company, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.49	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.50	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.51	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.52	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.53	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.54	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.55	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.56	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.57	Securities Purchase Agreement with Socius dated December 30, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.58	Amendment to Agreement with Socius dated February 28, 2012, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed with the SEC February 29, 2012.

10.59	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.60	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.61	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.62	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.63	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.64	Development And License Agreement between the Company and a Hong Kong-based client dated March 16, 2012 incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the SEC on June 29,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.65	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.66	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.67	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.68	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.69	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.70	Revised Schedule 1 to the August 1, 2013 Mikah LLC Asset Purchase Agreement (revised to remove confidential treatment with regard to one item set forth thereon) incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the period ending December 31, 2013, filed with the SEC on February 14, 2014.

10.71	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.72	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.73	Termination of June 2011, Manufacturing and Supply Agreement between Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.15 of the Quarterly Report on Form 10-Q for the period ending December 31, 2014 and filed with the SEC on February 14, 2014.

10.74	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.75	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.76	August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC, incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 and filed with the SEC on November 14, 2013

10.77	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.78	February 7,2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.79	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.80	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.81	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.82**	October 20, 2014 Employment Agreement with Dr. G. Kenneth Smith.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Elite Pharmaceuticals’ Quarterly Report on Form 10-Q, related to the audited financial statements as and for the fiscal years ended March 31, 2014 and 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements

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

ELITE PHARMACEUTICALS, INC.

Date:	November 14, 2014	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2014	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)

