Form 10-Q
period 2014-12-31
ELITE PHARMACEUTICALS INC /NV/
filed 2015-02-17
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended	to

Commission File Number: 001-15697

ELITE PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	22-3542636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Ludlow Avenue, Northvale, New Jersey	07647______
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 3, 2015, the issuer had outstanding 618,411,948 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014 (Unaudited)	March 31, 2014 (Audited)
ASSETS
CURRENT ASSETS
Cash	$8,273,929	$6,941,777
Accounts receivable (net of allowance for doubtful accounts of $100,481 and $134,083, respectively)	1,714,379	732,076
Inventories	2,863,613	1,932,486
Prepaid expenses and other current assets	333,755	318,424

Total Current Assets	13,185,676	9,924,763

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,144,310 and $5,508,377, respectively	5,484,817	4,199,602

INTANGIBLE ASSETS – net of accumulated amortization of $-0-	6,362,736	6,349,922

OTHER ASSETS
Investment in Novel Laboratories, Inc.	—	3,329,322
Security deposits	56,944	16,314
Restricted cash – debt service for EDA bonds	388,955	265,043
EDA bond offering costs, net of accumulated amortization of $132,330 and $121,698, respectively	222,123	232,756

Total Other Assets	668,022	3,843,435

TOTAL ASSETS	$25,701,251	$24,317,722

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014 (Unaudited)	March 31, 2014 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of EDA bonds payable	$210,000	$3,385,000
Short term loans and current portion of long-term debt	253,637	18,870
Related Party Line of Credit	665,881	528,750
Accounts payable and accrued expenses	3,212,056	2,214,871
Deferred revenues	13,333	13,333

Total Current Liabilities	4,354,907	6,160,824

LONG TERM LIABILITIES
EDA bonds payable – non current	2,065,000	—
Deferred revenues	128,890	138,890
Other long term liabilities	464,428	131,144
Derivative liability – preferred shares	32,285,714	60,981,570
Derivative liability – warrants	16,941,588	38,103,446

Total Long Term Liabilities	51,885,620	99,355,050

TOTAL LIABILITIES	56,240,527	105,515,874

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 995,000,000 shares and 690,000,000 shares, respectively. Issued 608,963,698 shares and 560,242,430 shares, respectively. Outstanding 608,863,698 shares and 560,142,430 shares, respectively	608,967	560,244

Additional paid-in-capital	156,170,459	143,555,091

Accumulated deficit	(187,011,861)	(225,006,646)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(30,539,276)	(81,198,152)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,701,251	$24,317,722

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTI CALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED December 31,		NINE MONTHS ENDED December 31,
	2014	2013	2014	2013
REVENUES
Manufacturing Fees	$1,014,628	$891,838	$2,814,599	$2,356,619
Licensing Fees	348,273	743,125	961,401	1,147,958
Lab Fee Revenues	—	58,283	5,000	69,255

Total Revenues	1,362,901	1,693,246	3,781,000	3,573,832

COSTS OF REVENUES	699,654	994,582	2,109,853	2,190,229

Gross Profit	663,247	698.664	1,671,147	1,383,603

OPERATING EXPENSES
Research and Development	2,292,957	1,290,858	9,878,465	2,715,126
General and Administrative	625,129	494,469	1,992,293	1,143,487
Non-cash compensation through issuance of stock options	89,505	23,662	166,647	52,085
Depreciation and Amortization	212,967	126,827	683,663	372,227

Total Operating Expenses	3,220,558	1,935,816	12,721,068	4,282,925

(LOSS) FROM OPERATIONS	(2,557,311)	(1,237,152)	(11,049,921)	(2,899,322)

OTHER INCOME / (EXPENSES)
Interest expense, net	(66,153)	(359,130)	(214,434)	(689,852)
Change in fair value of warrant derivatives	10,040,234	656,844	21,161,859	(2,576,278)
Change in fair value of preferred share derivatives	13,600,000	4,228	26,423,356	(3,462,104)
Change in value of convertible note derivatives	—	(127,273)	—	(127,273)
Interest expense attributable to preferred share derivatives	—	632	—	(40,428)
Gain on Sale on Investment	—	—	1,670,678	—
Other Income	—	—	—	19,831

Total Other Income / (Expense)	23,574,081	175,301	49,041,459	(6,876,104)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	21,016,770	(1,061,851)	37,991,538	(9,775,426)

(PROVISION) CREDIT - FOR INCOME TAXES	—	—	3,248	(2,269)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$21,016,770	$(1,061,851)	$37,994,786	$(9,777,695)

NET INCOME (LOSS) PER SHARE
Basic	$0.03	$(0.00)	$0.07	$(0.02)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	601,109,708	508,638,816	581,375,865	439,720,987
Diluted	770,605,988	508,638,816	750,872,145	439,720,987

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance at March 31, 2014	560,242,430	$560,244	$143,555,092	100,000	$(306,841)	$(225,006,646)	$(81,198,151)

Net Income						37,994,786	37,994,786

Common shares sold pursuant to the Lincoln Park Capital purchase agreement	31,979,479	31,981	9,646,348				9,678,329

Non-cash compensation through the issuance of stock options			166,644				166,644

Costs associated with raising capital			(16,364)				(16,364)

Common shares issued as commitment shares pursuant to the Lincoln Park Capital purchase agreement	2,395,296	2,394	(2,394)				—

Common shares issued pursuant to the exercise of cash warrants	8,149,104	8,150	526,936				535,086

Common shares issued pursuant to the exercise of cash options	90,000	90	9,910				10,000

Common shares issued in payment of employee salaries	47,399	48	17,847				17,895

Common shares issued pursuant to the conversion of Series I Preferred Shares	6,060,000	6,060	2,266,440				2,272,500

Balance at December 31, 2014	608,963,698	$608,967	$156,170,459	100,000	$(306,841)	$(187,011,860)	$(30,539,275)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED DECEMBER 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$37,994,786	$(9,777,695)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	648,505	334,277
Change in fair value of warrant derivative liability	(21,161,859)	2,576,278
Change in fair value of preferred share derivative liability	(26,423,356)	3,462,104
Change in fair value of convertible note derivative	—	127,273
Preferred share derivative interest satisfied by the issuance of common stock	—	67,449
Non-cash compensation accrued	679,771	344,500
Salaries satisfied by the issuance of common stock	17,895	—
Non-cash interest expense	—	469,805
Non-cash compensation from the issuance of common stock and options	166,644	52,085
Non-cash rent expense	29,200	5,698
Non-cash lease accretion	1,136	1,070
Gain on Sale of Investment	(1,670,678)
Changes in Assets and Liabilities
Accounts receivable	(982,303)	(359,130)
Inventories	(931,126)	(173,499)
Prepaid and other current assets	48,656	(150,783)
Accounts payable, accrued expenses and other current liabilities	346,007	315,980
Deferred revenues and Customer deposits	(10,000)	(10,000)
Derivative interest payable	—	(27,020)
NET CASH USED IN OPERATING ACTIVITIES	(11,246,722)	(2,741,608)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(1,385,227)	(411,297)
Costs incurred for intellectual property assets	(12,815)	(22,878)
Deposits to / (withdrawals from) restricted cash, net	(123,912)	(59,194)
Proceeds from Sale of Investment in Novel	5,000,000	—
NET CASH USED IN INVESTING ACTIVITIES	3,478,046	(493,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares to Lincoln Park Capital	9,678,329	3,510,000
Proceeds from exercise of cash warrants and options	545,086	164,583
Proceeds from draws against credit lines from related parties	137,131	320,150
Payment of NJEDA bonds	(1,110,000)	—
Other loan payments	(133,354)	—
Costs associated with raising capital	(16,364)	(47,987)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,100,828	3,946,746

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,332,152	711,769

CASH AND CASH EQUIVALENTS – beginning of period	6,941,777	369,023
CASH AND CASH EQUIVALENTS – end of period	$8,273,929	$1,080,792

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$142,772	$160,680
Cash paid for taxes	—	2,269

Non-Cash Financing Transactions
Financing of equipment purchases and insurance renewal	642,477	—
Commitment shares issued to Lincoln Park Capital	786,527	320,522
Conversion of Preferred Shares to Common Shares	2,272,500	9,777,524
Acquisition of intellectual property	—	5,597,317
Convertible note payable	—	5,597,317

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013

(UNAUDITED)

NOTE 1 -	DEFINITIONS

“Current Balance Sheet Date” means December 31, 2014

“Current Fiscal Year” means the twelve months ended March 31, 2015

“Current Quarter” means the three months ended December 31, 2014

“Current YTD” means the nine months ended December 31, 2014

“FDA” means the U.S. Food and Drug Administration

“Hakim Credit Line Limit” equals $1,000,000

“Hakim Credit Line Balance” equals $665,881

“Hakim Credit Line Interest Due” equals $57,236

“Prior Year Balance Sheet Date” means December 31, 2013

“Prior Fiscal Year” means the twelve months ended March 31, 2014

“Prior Year Quarter” means the three months ended December 31, 2013

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

Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operates in one segment for the three and six months ended December 31, 2014.

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

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost (first-in, first-out basis) or market (net realizable value), and summarized as follows:

	December 31, 2014	March 31, 2014
Raw Materials	$2,700,853	$1,523,341
Work-in-Process	22,053	409,145
Finished Goods	140,707	—
Total Inventory	$2,863,613	$1,932,486

NOTE 5 -	NJEDA BONDS

Bond financing consisting of the following, as of:

	December 31 2014	March 31 2014
Refinanced NJEDA Bonds	$2,275,000	$3,385,000

Current portion	(210,000)	(3,385,000)

Long term portion, net of current maturities	$2,065,000	$—

Maturities of Bonds for the next five years are as follows (please note that $1,110,000 in bond maturities scheduled for the fiscal year ending March 31, 2015 were paid during the quarter ended September 30, 2014):

YEAR ENDING MARCH 31,	AMOUNT
2016	210,000
2017	220,000
2018	85,000
2019	90,000
2020	95,000
Thereafter	1,365,000
$2,065,000

NOTE 6 -	LOANS PAYABLE

During the ordinary course of business, the Company has secured loans to support the collateralized financing of fixed asset acquisitions, or the renewal of insurance policies. During the six months ended December 31, 2014, the Company has secured such loans with initial principal amounts totaling $643k, and with payment terms that range from 9 months to 60 months at interest rates that range from 5.68% to 13.11%.

Loans Payable consisted of the following as of:

	December, 31 2014	March 31 2014
Total loans	$644,160	$106,444
Current Portion	253,637	18,870
Long-term portion, net of current maturities	$390,523	87,574

Principal payments on loans for each fiscal year are:

Fiscal year ending March 31, 2015	$79,210
Fiscal year ending March 31, 2016	222,794
Fiscal year ending March 31, 2017	204,412
Fiscal year ending March 31, 2018	86,914
Fiscal year ending March 31, 2019	44,983
Thereafter	5,847
Total Principal Payments	$644,160

NOTE 7 -	DERIVATIVE LIABILITIES

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

Preferred Stock Derivative Liabilities

Series I
Preferred Shares Authorized	500

Preferred shares Outstanding	100

Underlying common shares into which Preferred may convert	142,857,143

Closing price on valuation date	$0.2260

Preferred stock derivative liability at Current Balance Sheet Date	$32,285,714

Preferred stock derivative liability at March 31, 2014	$60,981,570

CHANGE IN VALUE OF PREFERRED STOCK DERIVATIVE LIABILITY
	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Change in Preferred Stock Derivative Liability	$13,600,000	$4,228	26,423,356	(3,462,104)

Warrant Derivative Liabilities

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

FAIR VALUE OF WARRANT DERIVATIVE LIABILITY
	March 31 2014	June 30 2014	September 30 2014	December 31 2014
Risk-Free interest rate	0.05% - 1.32%	0.02% - 1.25%	0.6% - 1.4%	0.2% - 1.1%
Expected volatility	111% - 207%	86% - 113%	65% - 108%	94% - 109%
Expected life (in years)	0.3 – 4.1	0.3 – 3.8	0.0 – 3.6	0.0 – 3.3
Expected dividend yield	—	—	—	—
Number of warrants	102,143,091	98,439,666	97,692,999	93,706,318

Fair Value of Warrant Derivative Liability	$38,103,446	$37,361,487	$26,981,822	$16,941,588

CHANGE IN VALUE OF WARRANT DERIVATIVE LIABILITY
	Three months ended December 31		Nine months ended December 31
	2014	2013	2014	2013
Change in Warrant Derivative Liability	$10,040,234	$656,844	$21,161,859	$(2,576,278)

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

On July 29, 2014, the Company modified this operating lease, with the material terms of the modification including the Company being permitted to occupy the entire 35,000 square feet in the building.

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

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

RENT EXPENSE
	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Rent Expense	$45,214	$17,789	$108,216	$53,368

Change in deferred rent liability	$24,010	$(2,896)	$44,604	$(8,687)

DEFERRED RENT LIABILITY (LONG-TERM LIABILITY)
	March 31 2014	June 30 2014	September 30 2014	December 31 2014
Balance of Deferred Rent Liability	$18,824	$16,437	$7,573	$48,019

NOTE 9	COMMON STOCK

During the Current YTD, the Company issued shares of Common Stock, as follows:

Description	Shares Of Common Stock

Common shares sold pursuant to the LPC-40 Purchase Agreement	31,979,479

Common shares issued as commitment shares pursuant to the LPC-40 Purchase Agreement	2,395,296

Common shares issued pursuant to the exercise of cash warrants	8,149,104

Common shares issued pursuant to the exercise of cash options	90,000

Common shares issued in payment of employee salaries	47,399

Common shares issued pursuant to the conversion of Series I Preferred Shares	6,060,000

Total Common Shares issued during the Current YTD	48,721,278

Options

Options issued and outstanding as of the Current Balance Sheet Date are summarized as follows:

	Number of Options	Range of Exercise Prices
Vested Options	3,069,666	$0.07 to $2.75
Non-Vested Options	4,813,334	$0.07 to $0.4599

Each option represents the right to purchase one share of common stock. The non-vested options are scheduled to vest in various increments during dates that are within the period beginning on June 19, 2015 and through October 20, 2017, or upon the occurrence of certain defined events and require that employees awarded such options be employed by the Company on the vesting date.

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

The calculation of Basic EPS and Diluted EPS is summarized as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
Numerator
Net Income (loss) attributable to common shareholders – Basic	$21,016,770	$(1,061,851)	37,994,786	(9,777,695)

Effect of dilutive instruments on Net Income	(23,640,234)	n/a	(47,585,215)	n/a

Net Income attributable to common shareholders – Diluted	(2,623,464)	n/a	(9,590,429)	n/a

Denominator
Weighted-average shares of common stock outstanding - basic	601,109,708	508,638,816	581,375,865	439,720,987

Dilutive effect of stock options, warrants and convertible securities	169,496,280	n/a	169,496,280	n/a

Weighted average shares of common stock outstanding - diluted	770,605,988	508,638,816	750,872,145	439,720,987

Net (loss) income per share
Basic	$0.03	$(0.00)	$0.07	$(0.02)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

NOTE 11 -	RELATED PARTY TRANSACTION - BORROWING AGAINST THE TREPPEL AND HAKIM CREDIT LINES

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

As of the Current Balance Sheet Date, Elite owed the Hakim Credit Line Balance and the Hakim Credit Line Interest Due in relation to the Hakim Credit Line. Both amounts were recorded as current liabilities on Elite’s balance sheet and included in the line item titled “Short term loans and current portion of long-term debt”.

For further details on the Hakim Credit Line, please refer to exhibit 10.16 of the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013, the Current Report on Form 8-K filed with the SEC on October 16, 2013, and exhibit 10.84 of this Quarterly Report on Form 10-Q, with such filings being herein incorporated by reference.

NOTE 12 -	RELATED PARTY TRANSACTION – MANUFACTURING AND LICENSE AGREEMENT WITH EPIC PHARMA LLC

On October 2, 2013, we executed a Manufacturing and License Agreement (the “Epic Agreement”) with Epic Pharma LLC. (“Epic”), to manufacture, market and sell in the United States and Puerto Rico 12 generic products owned by Elite. Of the 12 products, Epic will have the exclusive right to market six products as listed in Schedule A of the Epic Agreement, and a non-exclusive right to market six products as listed in Schedule D of the Epic Agreement. Epic is responsible for all regulatory and pharmacovigilance matters related to the products and for all costs related to the site transfer for all products. Pursuant to the Epic Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Epic Agreement, earned by Epic as a result of sales of the products. The manufacturing cost used for the calculation of the license fee is a predetermined amount per unit plus the cost of the drug substance (API) and the sales cost for the calculation is predetermined based on net sales. If Elite manufactures any product for sale by Epic, then Epic shall pay to Elite that same predetermined manufacturing cost per unit plus the cost of the API. The license fee is payable monthly for the term of the Epic Agreement. Epic shall pay to Elite certain milestone payments as defined by the Epic Agreement. We received the first milestone payment in November 2013. Subsequent milestone payments are due upon the filing of each product’s supplement with the FDA and the FDA approval of site transfer for each product as specifically itemized in the Epic Agreement. To date, milestones totaling $400,000 have been earned in relation to the supplement filing and manufacturing site transfer of Isradipine 2.5mg and Isradipine 5mg. The first commercial shipment of Isradipine 2.5mg and Isradipiine 5mg took place during January 2015. The term of the Epic Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Twelve months following the launch of a product covered by the Epic Agreement, Elite may terminate the marketing rights for any product if the license fee paid by Epic falls below a designated amount for a six month period of that product. Elite may also terminate the exclusive marketing rights if Epic is unable to meet the annual unit volume forecast for a designated Product group for any year, subject to the ability of Epic, during the succeeding six month period, to achieve at least one-half of the prior year’s minimum annual unit volume forecast. The Epic Agreement may be terminated by mutual agreement of Elite and Epic, as a result of a breach by either party that is not cured within 60 days’ notice of the breach or by Elite as a result of Epic becoming a party to a bankruptcy, reorganization or other insolvency proceeding that continues for a period of 30 days or more.

Revenues earned pursuant to the Epic Agreement, inclusive of milestones, during the three and nine months ended December 31, 2014 were $0 and $400,000, respectively. Revenues earned pursuant to the Epic Agreement, inclusive of milestones, during the three and nine months ended December 31, 2013 were $600,000 and $600,000, respectively.

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

Revenue Concentrations

Four customers accounted for substantially all of the Company’s revenues for the nine months ended December 31, 2014.

Four customers accounted for substantially all of the Company’s revenues for the nine months ended December 31, 2013.

Accounts Receivable Concentrations

Three customers accounted for substantially all of the Company’s accounts receivable as of December 31, 2014.

Three customers accounted for substantially all of the Company’s accounts receivable as of December, 2013.

Purchasing Concentrations

Six suppliers accounted for more than 80% of the Company’s purchases of raw materials for the nine months ended December 31, 2014. Included in these six suppliers is one supplier that accounted for approximately 32% of raw material purchases for this period.

Six suppliers accounted for more than 80% of the Company’s purchases of raw materials for the nine months ended December 31, 2013. Included in these six suppliers is one supplier that accounted for approximately 49% of raw material purchases for this period.

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

GAAP requires that a contingency loss may only be recognized if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. There were no liabilities of this type at December 31, 2014.

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

During the nine months ended December 31, 2014, a total of 31,979,479 shares of Common Stock were sold to Lincoln Park pursuant to the Purchase Agreement, with the proceeds of such sales of Common Stock totaling $9,646,346. An additional 471,768 shares of Common Stock were issued to Lincoln Park during this same period with such shares constituting additional commitment shares issued pursuant to the Purchase Agreement.

NOTE 17 -	SUBSEQUENT EVENTS

Common Stock sold pursuant to the LPC-40 Purchase Agreement

Subsequent to the Current Balance Sheet Date and up to February 3, 2015 (the latest practicable date), a total of 5,531,965 shares of Common Stock were sold pursuant to the LPC-40 Purchase Agreement inclusive of purchase and commitment shares, with proceeds received from such transactions totaling $1,274,141.

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

Common shares issued pursuant to the exercise of cash warrants and options

Subsequent to the Current Balance Sheet Date, and up to February 3, 2015 (the latest practicable date), a total of 3,916,285 shares of Common Stock were issued pursuant to the exercise of cash warrants, with proceeds received from such transactions totaling $252,435.

First Shipment of Isradipine 2.5mg and 5.0mg capsules

On January 15, the Company made the first shipments of generic Isradipine 2.5mg and 5.0mg capsules. Isradipine is a calcium channel blocker prescribed for hypertension. Annual U.S. sales for immediate 2.5mg and 5.0mg capsules are approximately $5.5 million for the twelve months ending June 30, 2014, according to the IMS Health Data. Currently, there is a single generic product marketed in the U.S. for immediate release Isradipine 2.5mg and 5.0mg capsules. With this initial shipment, Elite became the second supplier of this generic product in the U.S.

Termination of Development and License Agreement with Mikah Pharmaceuticals

On January 28, 2015, The Development and License Agreement dated August 27, 2010 and between the Company and Mikah Pharma LLC (the “Mikah Development Agreement”) was terminated by mutual agreement of the Company and Mikah Pharma LLC.

Pursuant to the Mikah Development Agreement, Mikah Pharma LLC (“Mikah”) made advance consideration payments to the Company totaling $200,000 in exchange for product development services to be provided at a future date. Subsequent to the execution of the Mikah Development Agreement, and before any development milestones were achieved, the sole owner of Mikah, Mr. Nasrat Hakim, became the President and Chief Executive Officer of the Company. Mikah has accordingly ceased operating and is in the process of winding down and liquidating its assets.

Any further development of the product related to this agreement will belong to the Company, although there can be no assurances that such development will occur or be successful.

The Mikah Development Agreement requires that the consideration paid in advance to the Company be refunded in the event of no milestones being achieved. Mr. Hakim, as owner of Mikah, has directed that the $200,000 refund due to Mikah not be paid currently, but rather be added to the amounts due under the Hakim Credit Line.

For further details on the Mikah Development Agreement, please see Exhibit 10.6 of the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2010, with such filing being herein incorporated by reference.

For further details on the termination of the Mikah Development Agreement, please see Exhibit 10.85 of this Quarterly Report on Form 10-Q.

For further details on the Hakim Credit Line, please see Note 11 of the notes to these financial statements as well as Exhibit 10.16 of the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2013, the Current Report on Form 8-K filed with the SEC on October 16, 2013 and Exhibit 10.84 of this Quarterly report on Form 10-Q, with such filings being herein incorporated by reference.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2014

COMPARED TO THE

THREE AND NINE MONTHS ENDED DECEMBER 31, 2013

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

In 2013, we also acquired (the “Mikah 13 ANDA Acquisition”) approved Abbreviated New Drug Applications (“ANDAs”) for 12 products, inclusive of Isradipine 2.5mg and Isradipine 5mg, (the “Mikah Approved ANDAs”) and one ANDA that is under active review with the FDA that were acquired pursuant to the asset purchase agreement with Mikah Pharma dated August 1, 2013 (the “Mikah Asset Purchase Agreement”).

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

The TPN Agreement, executed on June 23, 2011, and amended on September 24, 2012, and January 19, 2015 provides for the manufacture and packaging by the Company of Ascend’s methadone hydrochloride, 10mg tablets (“Methadone 10mg”), with the Methadone 10mg to be marketed by Ascend. The FDA has approved the manufacturing of Methadone 10mg at the Northvale Facility and the initial shipment of Methadone 10mg occurred during January 2012.

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

On December 16, 2014, the Canadian Patent Office allowed Canadian Patent application 2,541,371 entitled “Extended Release Formulations of Opioids and Method of Use Thereof”, with such patent providing further protection for the Company’s controlled release technologies. This patent has not issued yet.

On January 28, 2015, The Development and License Agreement dated August 27, 2010 and between the Company and Mikah Pharma LLC (the “Mikah Development Agreement”) was terminated by mutual agreement of the Company and Mikah Pharma LLC.

Pursuant to the Mikah Development Agreement, Mikah Pharma LLC (“Mikah”) made advance consideration payments to the Company totaling $200,000 in exchange for product development services to be provided at a future date. Subsequent to the execution of the Mikah Development Agreement, and before any development milestones were achieved, the sole owner of Mikah, Mr. Nasrat Hakim, became the President and Chief Executive Officer of the Company. Mikah has accordingly ceased operating and is in the process of winding down and liquidating its assets.

Any further development of the product related to this agreement will belong to the Company, although there can be no assurances that such development will occur or be successful.

The Mikah Development Agreement requires that the consideration paid in advance to the Company be refunded in the event of no milestones being achieved. Mr. Hakim, as owner of Mikah, has directed that the $200,000 refund due to Mikah not be paid currently, but rather be added to the amounts due under the Hakim Credit Line.

For further details on the Mikah Development Agreement, please see Exhibit 10.6 of the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2010, with such filing being herein incorporated by reference.

For further details on the termination of the Mikah Development Agreement, please see Exhibit 10.84 of this Quarterly Report on Form 10-Q.

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

Isradipine 2.5mg and Isradipine 5mg capsules

The ANDAs for the Isradipine Capsules were acquired by Elite as part of the Mikah 13 ANDA Acquisition. The transfer of the manufacturing process of these products to the Northvale Facility was completed during the quarter ended September 30, 2014 and the first commercial shipment of Isradipine 2.5mg and Isradipine 5mg capsules was made on January 15, 2015.

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

Isradipine 2.5mg tablets and Isradipine 5mg tablets

The ANDAs for the Isradipine Capsules were acquired by Elite as part of the Mikah 13 ANDA Acquisition. The transfer the manufacturing process of these products to the Northvale Facility was completed during the quarter ended September 30, 2014 The first commercial shipment of the Isradipine Capsules occurred during January 2015.

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

Results of Consolidated Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Our revenues for the three months ended December 31, 2014 were $1,363 a decrease of $330k or approximately 20% under revenues for the comparable period of the prior year, and consisted of $1,015k in manufacturing fees and $348k in licensing fees. Revenues for the three months ended December 31, 2013, consisted of $892k in manufacturing fees, $743k in licensing fees and $58k in lab fees.

Manufacturing fees Increased by $123k, or approximately 14%, mostly due to the continued growth of the Company’s generic product lines.

Licensing fees decreased by $398k, or approximately 54%, with this decrease being due to the prior year’s results including a one-time milestone of $600k earned pursuant to the Epic Agreement. Licensing fees earned during the three months ended December 31, 2014 did not include any such one-time milestone amounts, but rather consisted of fees earned from the ongoing sales of the generic products licensed to the Company’s partner, TAGI Pharmaceuticals. Accordingly, they demonstrate and are consistent with the growth in generic product sales achieved in the manufacturing revenue line item.

Research and development costs for the three months ended December 31, 2014 were $2,293k, an increase of $1,015k or approximately 79% from $1,278k of such costs for the comparable period of the prior year. The increase was primarily due to increased activities related to the development of Elite’s abuse deterrent opioid products.

General and administrative expenses for the three months ended December 31, 2014, were $625k, an increase of $117k, or approximately 23% from $508k of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to significant increases in regulatory costs, including, without limitation, increased fees paid to the US-FDA and the hiring of additional staff to support regulatory compliance activities, additional costs incurred in relation to compliance with the Sarbanes-Oxley Act and significant increases in legal fees, insurance and employee benefits. Please note that these higher levels of overhead costs are expected to continue.

Depreciation and amortization for the three months ended December 31, 2014 was $213k, an increase of $86k, or approximately 68%, from $127k for the comparable period of the prior year. The increase was primarily due to the expansion and upgrade of the Northvale facility, which has required significant investments in property, plant and equipment, which, when commissioned and placed in service result in increased depreciation.

Non-cash compensation through the issuance of stock options and warrants for the three months ended December 31, 2014 was $90k, an increase of $66k, or approximately 278% from $24k for the comparable period of the prior year. The increase is due to the issuance of employee stock options during the quarter ended December 31, 2014. For further details on such employee stock options, please see Note 9 of the financial statements included herein.

As a result of the foregoing, our loss from operations for the three months ended December 31, 2014 was $2,557k, compared to a loss from operations of $1,237k for the three months ended December 31, 2013.

Other income/expenses for the three months ended December 31, 2014 were a net income of $23,574k, an increase in other income of $23,399k from the net other expense of $175k for the comparable period of the prior year. The increase in other income/expense was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the quarter ended December 31, 2014 totaling an income of $23,640k, as compared to a net derivative income of $661k for the comparable period of the prior year. Please note that derivative income/(expenses) are determined in large part by the number of preferred shares and warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between derivative revenues and increases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net income for the three months ended December 31, 2014 was $21,017k, compared to a net loss of $1,062k for the comparable period of the prior year.

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013

Our revenues for the nine months ended December 31, 2014 were $3,781, an increase of $207k or approximately 6% over revenues for the comparable period of the prior year, and consisted of $2,815k in manufacturing fees, $961k in licensing fees and $5k in lab fee revenues. Revenues for the nine months ended December 31, 2013, consisted of $2,357k in manufacturing fees, $1,148k in licensing fees and $69k in lab fees.

Manufacturing fees increase by $458k, or approximately 19%, as a result of continued growth in the Company’s generic product sales, combined with the current year period including a full nine months of sales of Naltrexone 50mg, as compared to only four months of shipments of this product in the comparable period of the prior year, due to this product being launched in September 2013.

Licensing fees decreased by $187k, or approximately 16%, with this decrease being due to the prior year’s results including a one-time milestone of $600k earned pursuant to the Epic Agreement.

Research and development costs for the nine months ended December 31, 2014 were $9,878k, an increase of $7,163k or approximately 264% from $2,715k of such costs for the comparable period of the prior year. The increase was primarily due to increased activities related to the development of Elite’s abuse deterrent opioid products.

General and administrative expenses for the nine months ended December 31, 2014, were $1,992k, an increase of $849k, or approximately 74% from $1,143k of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to significant increases in regulatory costs, including, without limitation, increased fees paid to the US-FDA and the hiring of additional staff to support regulatory compliance activities, additional costs incurred in relation to compliance with the Sarbanes-Oxley Act and significant increases in legal fees, insurance and employee benefits. Please note that these higher levels of overhead costs are expected to continue.

Depreciation and amortization for the nine months ended December 31, 2014 was $684k, an increase of $312k, or approximately 84%, from $372k for the comparable period of the prior year. The increase was primarily due to the expansion and upgrade of the Northvale facility, which has required significant investments in property, plant and equipment, which, when commissioned and placed in service result in increased depreciation.

Non-cash compensation through the issuance of stock options and warrants for the nine months ended December 31, 2014 was $167k, an increase of $115k, or approximately 221% from $52k for the comparable period of the prior year. The increase is due to the issuance of employee stock options during the nine months ended December 31, 2014. For further details on such employee stock options, please see Note 9 of the financial statements included herein.

As a result of the foregoing, our loss from operations for the nine months ended December 31, 2014 was $11,050k, compared to a loss from operations of $2,899k for the nine months ended December 31, 2013.

Other income/expenses for the nine months ended December 31, 2014 were a net income of $49,042k, an increase in other income of $55,917k from the net other expense of $6,876k for the comparable period of the prior year. The increase in other income/expense was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the nine months ended December 31, 2014 totaling an income of $47,585k, as compared to a net derivative expense of $6,038k for the comparable period of the prior year, further increased by a gain on sale of investment totaling $1,671k during the current year. Please note that derivative income/(expenses) are determined in large part by the number of preferred shares and warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse correlation between derivative revenues and increases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net income for the nine months ended December 31, 2014 was $37.995 million, compared to a net loss of $9.778 million for the comparable period of the prior year.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), increased to a surplus of $8.8 million as of December 31, 2014 from a working capital surplus of $3.8 million as of March 31, 2014, primarily due to the loss from operations sustained during the nine months ended December 31, 2014 being financed by $9.7 million in proceeds from the sale of Common Stock pursuant to the Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and $5.0 million in proceeds from the sale of our investment in Novel Laboratories. Capital financings, such as those occurring pursuant to the Purchase Agreement with Lincoln Park provide cash to the Company without a corresponding current liability and accordingly have an accretive effect on working capital. In addition, the Company retired the Series B NJEDA Bonds and cured the monetary default in the Series A NJEDA Bonds during the current year which resulted in the Company recording as a current liability only those principal amounts scheduled for redemption within 12 months from the balance sheet date, and all other principal amounts being recorded as non-current liabilities. In prior periods, the entire principal amount of the NJEDA Bonds were recorded as a current liability due to the monetary defaults which have now been cured. The classification of a portion of the bond liability as a non-current asset has an accretive effect on working capital.

Net cash used by operations was $11.2 million for the nine months ended December 31, 2014, primarily due to our net income from continuing operations of $38.0 million, offset by non-cash credits totaling $47.7 million, which included, without limitation, depreciation and amortization charges of $0.7 million, net income credits from the change in fair value of derivative liabilities of $47.6 million and gain from the sale of investment of $1.7 million. In addition, net cash used by operations was effected by changes in the balances of assets and liabilities, including, without limitation, increases in inventories of $0.9 million and increases in accounts receivable of $1.0 million, all of which result in a net outflow of cash.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

As of December 31, 2014, the Company had cash on hand of $8.3 million and a working capital surplus of $8.8 million. The Company believes that such resources, combined with the Company’s access to amounts available pursuant to the $40 million equity line with Lincoln Park, and approximately $0.4 million available under the Hakim Credit Line are sufficient to fund operations through the current operating cycle. For the nine months ended December 31, 2014, it had losses from operations totaling $11.0 million, net other income totaling $49.0 million and a net income of $38 million. Please note that the Company’s other income/(expenses) are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

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

Upon execution of the Purchase Agreement, we have issued 1,928,641 shares of our common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of our common stock under that agreement and we are obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of our common stock is purchased by Lincoln Park. Through February 3, 2015, we have sold to Lincoln Park an aggregate of 37,950,010 shares under the Purchase Agreement for aggregate gross proceeds of approximately $11.1 million. In addition, we have issued an additional 533,113 Commitment Shares.

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

Hakim $1,000,000 Bridge Revolving Credit Line

On October 15, 2013 (the “Hakim Credit Line Effective Date”), and as amended on January 28, 2015, we entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Nasrat Hakim, our President and CEO. Under the terms of the Hakim Loan Agreement, we have the right, in our sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. Mr. Hakim provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on March 31, 2016, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on January 1, April 1, July 1 and October 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Loan Agreement, we may borrow, repay, and reborrow under the Hakim Credit Line through maturity. Amounts borrowed under the Hakim Credit Line will bear interest at the rate of ten percent (10%) per annum. As of December 31, 2014, the principal balance owed under the Credit Line was $665,881 with an additional $57,236 in accrued interest being also owed, in accordance with the terms and conditions of the Credit Line. On January 28, 2015, The Development and License Agreement dated August 27, 2010 and between the Company and Mikah Pharma LLC (the “Mikah Development Agreement”) was terminated. Pursuant to the Mikah Development Agreement, Mikah Pharma LLC (“Mikah”) made advance consideration payments to the Company totaling $200,000 in exchange for product development services to be provided at a future date. Subsequent to the execution of the Mikah Development Agreement, and before any development milestones were achieved, the sole owner of Mikah, Mr. Nasrat Hakim, became the President and Chief Executive Officer of the Company. Mikah has accordingly ceased operating and is in the process of winding down and liquidating its assets. Any further development of the product related to this agreement will belong to the Company, although there can be no assurances that such development will occur or be successful. The Mikah Development Agreement requires that the consideration paid in advance to the Company be refunded in the event of no milestones being achieved. Mr. Hakim, as owner of Mikah, has directed that the $200,000 refund due to Mikah not be paid currently, but rather be added to the amounts due under the Hakim Credit Line.

NJEDA Bonds

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of December 31 2014, all of the proceeds were utilized by the Company for such stated purposes.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $3,545 for the three months ended December 31, 2014.

The NJEDA Bonds require the Company to make an annual principal payment on September 1st of varying amounts as specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal at the applicable rate for the semi-annual period just ended.

As of the date of filing of this Quarterly Report on Form 10-Q, the Series B Note has been paid in full and retired and all principal and interest payments due and owing under the Series A Note have been paid in full.

The Company has classified the principal amounts with a maturity of not more than twelve months from September 30, 2014, totaling $210,000, as current liabilities. Principal amounts with maturities in excess of twelve months from December 31, 2014, totaling $2,065,000 have been recorded as non-current liabilities.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended December 31, 2014, we issued 14,346,503 shares of Common Stock that were unregistered, consisting of 8,239,104 shares being issued pursuant to the exercise of cash warrants and options, with proceeds received totaling $545,086 and 6,060,000 shares being issued pursuant to the conversion of Series I Preferred Stock and 47,399 shares issued in payment of employee salaries totaling $17,895, with such shares being issued pursuant to relevant employee contracts. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

Subsequent to December 31, 2014 and up to and including February 3, 2015 (the latest practicable date), we issued a total of 3,916,285 shares of Common Stock that were unregistered, with all such unregistered shares being issued pursuant to the exercise of cash warrants and options, with proceeds received totaling $252,435.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the index below are filed as part of this report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(f)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(h)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(i)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(j)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(k)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(l)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013 .

3.1(m)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(n)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Product Development and Commercialization Agreement, dated as of June 21, 2005, between the Company and IntelliPharmaceutics, Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated June 21, 2005 and originally filed with the SEC on June 27, 2005, as amended on the Current Report on Form 8-K/A filed September 7, 2005, as further amended by the Current Report on Form 8-K/A filed December 7, 2005 (Confidential Treatment granted with respect to portions of the Agreement).

10.5	Agreement, dated December 12, 2005, by and among the Company, Elite Labs, and IntelliPharmaCeutics Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated December 12, 2005, and originally filed with the SEC on December 16, 2005, as amended by the Current Report on Form 8-K/A filed March 7, 2006 (Confidential Treatment granted with respect to portions of the Agreement).

10.6	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.10	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.11	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.12	Form of Registration Rights Agreement, between the Registrant and signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.13	Form of Placement Agent Agreement, between the Registrant and Indigo Securities, LLC, incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated March 15, 2006, and filed with the SEC on March 16, 2006.

10.14	Financial Advisory Agreement between the Registrant and Indigo Ventures LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K dated July 12, 2006 and filed with the SEC on July 18, 2006.

10.15	Product Collaboration Agreement between the Registrant and ThePharmaNetwork LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated November 10, 2006 and filed with the SEC on November 15, 2006. (Confidential Treatment granted with respect to portions of the Agreement).

10.16	Strategic Alliance Agreement among the Registrant, VGS Pharma (“VGS”) and Veerappan S. Subramanian (“VS”), incorporated by reference as Exhibit 10(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.17	Advisory Agreement, between the Registrant and VS, incorporated by reference as Exhibit 10(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.18	Registration Rights Agreement between the Registrant, VGS and VS, incorporated by reference as Exhibit 10(c) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.19	Employment Agreement between Novel Laboratories Inc. (“Novel”) and VS, incorporated by reference as Exhibit 10(d) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.20	Stockholders’ Agreement between Registrant, VGS, VS and Novel, incorporated by reference as Exhibit 10(e) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.21	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.22	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.23	Form of Placement Agent Agreement, between the Company and Oppenheimer & Company, Inc., incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.24	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.25	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.26	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.27	Form of Securities Purchase Agreement, between the Company and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.28	Form of Placement Agent Agreement, between the Company, ROTH Capital Partners, LLC and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.29	Separation Agreement and General Release of Claims, dated as of October 20, 2008, by and between the Company and Stuart Apfel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.30	Consulting Agreement, dated as of October 20, 2008, by and between the Company and Parallex Clinical Research, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.31	Separation Agreement and General Release of Claims, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.32	Consulting Agreement, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.33	Separation Agreement and General Release of Claims, dated as of November 5, 2008, by and between the Company and Bernard J. Berk, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 6, 2008 and filed with the SEC on November 6, 2008.

10.34	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.35	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.36	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.37	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.38	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.39	Employment Agreement, dated as of November 13, 2009, by and between the Company and Chris Dick,, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.40	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.41	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.42	Stipulation of Settlement and Release, dated as of June 25, 2010, by and among the Company, Midsummer Investment, Ltd., Bushido Capital Master Fund, LP, BCMF Trustees, LLC, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.43	Amendment Agreement, dated as of June 25, 2010, by and among the Company, and the investors signatory thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.44	Amendment Agreement, dated as of June 2010, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.45	Asset Purchase Agreement dated as of May 18, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010.

10.46	Asset Purchase Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.47	Master Development and License Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.48	Purchase Agreement, dated as of September 10, 2010, by and among Epic Pharma LLC and the Company, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.49	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.50	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.51	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.52	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.53	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.54	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.55	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.56	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.57	Securities Purchase Agreement with Socius dated December 30, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.58	Amendment to Agreement with Socius dated February 28, 2012, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed with the SEC February 29, 2012.

10.59	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.60	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.61	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.62	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.63	Development And License Agreement between the Company and a Hong Kong-based client dated March 16, 2012 incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the SEC on June 29,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.64	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.65	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.66	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.67	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.68	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.69	Revised Schedule 1 to the August 1, 2013 Mikah LLC Asset Purchase Agreement (revised to remove confidential treatment with regard to one item set forth thereon) incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the period ending December 31, 2013, filed with the SEC on February 14, 2014.

10.70	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.71	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.72	Termination of June 2011, Manufacturing and Supply Agreement between Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.15 of the Quarterly Report on Form 10-Q for the period ending December 31, 2014 and filed with the SEC on February 14, 2014.

10.73	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.74	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.75	August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC, incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 and filed with the SEC on November 14, 2013

10.76	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.77	February 7,2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.78	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.79	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.80	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.81	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.82**	January 19, 2015 Second Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 and First Amendment to the TPN-Elite Manufacturing and Supply Agreement dated September 21, 2012. . Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.83**	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013.

10.84**	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Elite Pharmaceuticals’ Quarterly Report on Form 10-Q, related to the audited financial statements as and for the fiscal years ended March 31, 2014 and 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements

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

ELITE PHARMACEUTICALS, INC.

Date:	February 17, 2015	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer
(Principal Executive Officer)

Date:	February 17, 2015	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)

