Form 10-K
period 2015-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2015-06-15
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED – MARCH 31, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
☐	☒	☐	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

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

Title of Class	Aggregate Market Value	As of Close of Business on
Common Stock - $0.001 par value	$153,849,213	September 30, 2014

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date

Title of Class	Shares Outstanding	As of Close of Business on
Common Stock - $0.001 par value	658,419,047	June 8, 2014

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

We own and occupy manufacturing, warehouse, laboratory and office space at 165 Ludlow Avenue and 135 Ludlow Avenue in Northvale, NJ (the “Northvale Facility”). The Northvale Facility operates under Current Good Manufacturing Practice (“cGMP”) and is a United States Drug Enforcement Agency (“DEA”) registered facility for research, development and manufacturing.

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

Commercial Products

We own, license or contract manufacture the following products currently being sold commercially:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Lodrane D ® Immediate Release capsules (“Lodrane D”)	n/a	OTC Allergy	September 2011
Methadone HCl 10mg tablets (“Methadone 10mg”)	Dolophine®	Pain	January 2012
Hydromorphone HCl 8mg tablets (“Hydromorphone 8mg”)	Dilaudid®	Pain	March 2012
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	n/a	Cardiovascular	January 2015
Hydroxyzine HCl 10mg, 25mg and 50mg tablets (“Hydroxyzine 10mg” and “Hydroxyzine 25mg” and “Hydroxyzine 50mg”)	Atarax®, Vistaril®	Antihistamine	April 2015

Note: Phentermine 15mg and Phentermine 30mg are collectively and individually referred to as “Phentermine Capsules”. Isradipine 2.5mg and Isradipine 5mg are collectively and individually referred to as “Isradipine Capsules”. Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg are collectively and individually referred to as “Hydroxyzine”.

Phentermine 37.5mg

The approved Abbreviated New Drug Application “ANDA” for Phentermine 37.5mg was acquired pursuant to an asset purchase agreement with Epic Pharma LLC (“Epic”) dated September 10, 2010 (the “Phentermine Purchase Agreement”). For further details on the Phentermine Purchase Agreement, please see exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2010, with such filing being herein incorporated by reference.

Sales and marketing rights for Phentermine 37.5mg are included in the licensing agreement between the Company and Precision Dose Inc. (“Precision Dose”) dated September 10, 2010 (the “Precision Dose License Agreement”). Please see the section below titled “Precision Dose License Agreement” for further details of this agreement.

The first shipment of Phentermine 37.5mg was made to Precision Dose’s wholly owned subsidiary, TAGI Pharmaceuticals Inc. (“TAGI”), pursuant to the Precision Dose License Agreement, with such initial shipment triggering a milestone payment under this agreement. Phentermine 37.5mg is currently being manufactured by Elite and distributed by TAGI under the Precision Dose License Agreement.

Lodrane D® Immediate Release capsules

On September 27, 2011, the Company, along with ECR Pharmaceuticals (“ECR”), launched Lodrane D®, an immediate release formulation of brompheniramine maleate and pseudoephedrine HCl, an effective, low-sedating antihistamine combined with a decongestant.

ECR products have since been divested so that Lodrane D® is promoted and distributed in the U.S. now by Valeant Pharmaceuticals International Inc. Lodrane D® is available over-the-counter but also has physician promotion. Lodrane D® is one of the only adult brompheniramine containing products available to the consumer at this time.

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

There have been several mergers relating to ECR and successor entities and transfer of brand name ownership since this product was originally launched. Lodrane D® is accordingly currently promoted and distributed in the U.S. by Valeant Pharmaceuticals International Inc. (“Valeant”). Lodrane D® is available over-the-counter but also has physician promotion. Lodrane D® is the one of the only adult brompheniramine containing products available to the consumer at this time.

Elite is manufacturing the product for Valeant and will receive revenues for the manufacturing, packaging and laboratory stability study services for the product, as well as royalties on sales.

Methadone 10mg tablets

Methadone 10mg is contract manufactured by Elite for Ascend Laboratories, LLC (“Ascend”), the owner of the approved ANDA.

On January 17, 2012, Elite commenced shipping Methadone 10mg tablets to Ascend pursuant to a commercial manufacturing and supply agreement dated June 23, 2011, as amended on September 24, 2012 and January 19, 2015, between Elite and Ascend (the “Methadone Manufacturing and Supply Agreement”). Under the terms of the Methadone Manufacturing and Supply Agreement, Elite performs manufacturing and packaging of Methadone 10mg for Ascend.

Hydromorphone 8mg tablets

The approved ANDA for Hydromorphone 8mg was acquired pursuant to an asset purchase agreement with Mikah Pharma LLC dated May 18, 2010 (the “Hydromorphone Purchase Agreement”). Transfer of the manufacturing process of Hydromorphone 8mg to the Northvale Facility, a prerequisite of the Company’s commercial launch of the product, was approved by the FDA on January 23, 2012.

Sales and marketing rights for Hydromorphone 8mg are included in the Precision Dose License Agreement. Please see the section below titled “Precision Dose License Agreement” for further details of this agreement.

The first shipment of Hydromorphone 8mg was made to TAGI, pursuant to the Precision Dose License Agreement, in March 2012, with such initial shipment triggering a milestone payment under this agreement. Hydromorphone 8mg is currently being manufactured by Elite and distributed by TAGI under the Precision Dose License Agreement.

Phendimetrazine Tartrate 35mg tablets

The ANDA for Phendimetrazine 35mg was acquired by Elite as part of the asset purchase agreement between the Company and Mikah Pharma, dated August 1, 2013 (the “Mikah ANDA Purchase”). Please see “Elite’s Acquisition of 13 Abbreviated New Drug Applications (“ANDAs”)” below for more information on this agreement. The Northvale Facility was already an approved manufacturing site for this product as of the date of the Mikah ANDA Purchase. Prior to the acquisition of this ANDA, Elite had been manufacturing this product on a contract basis pursuant to a manufacturing and supply agreement with Mikah Pharma, dated June 1, 2011.

Phendimetrazine 35mg is currently a commercial product being manufactured by Elite and distributed by Epic Pharma LLC (“Epic”) on a non-exclusive basis, and by Elite.

Phentermine 15mg and 30mg capsules

Phentermine 15mg capsules and Phentermine 30mg capsules were developed by the Company, with Elite receiving approval of the related ANDA in September 2012.

Sales and marketing rights for Phentermine 15mg and Phentermine 30mg are included in the Precision Dose License Agreement. Please see the section below titled “Precision Dose License Agreement” for further details of this agreement.

The first shipments of Phentermine 15mg and Phentermine 30mg were made to TAGI, pursuant to the Precision Dose License Agreement, in April 2013, with such initial shipments triggering a milestone payment under this agreement. Phentermine 15mg and Phentermine 30mg are currently being manufactured by Elite and distributed by TAGI under the Precision Dose License Agreement.

Naltrexone 50mg

The approved ANDA for Naltrexone 50mg was acquired by the Company pursuant to an asset purchase agreement between the Company and Mikah Pharma dated August 27, 2010 (the “Naltrexone Acquisition Agreement”) for aggregate consideration of $200,000.

Sales and marketing rights for Hydromorphone 8mg are included in the Precision Dose License Agreement. Please see the section below titled “Precision Dose License Agreement” for further details of this agreement.

The first shipment of Naltrexone 50mg was made to TAGI, pursuant to the Precision Dose License Agreement, in September 2013, with such initial shipment triggering a milestone payment under this agreement. Naltrexone 50mg is currently being manufactured by Elite and distributed by TAGI under the Precision Dose License Agreement.

Isradipine 2.5mg and Isradipine 5mg

The approved ANDAs for Isradipine 2.5mg and Isradipine 5mg were acquired by Elite as part of the Mikah ANDA Purchase

Sales and marketing rights for Isradipine 2.5mg and Isradipine 5mg are included in the manufacturing and license agreement between the Company and Epic Pharma LLC, dated October 2, 2013 (the “Epic Manufacturing and License Agreement”). Please see the section below titled “Epic Manufacturing and License Agreement” for further details of this agreement.

The first shipment of Isradipine 2.5mg and Isradipine 5mg were made to Epic, pursuant to the Epic Manufacturing and License Agreement, in January 2015. Isradipine 2.5mg and Isradipine 5mg are currently being manufactured by Elite and distributed by Epic under the Epic Manufacturing and License Agreement.

Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg

The approved ANDAs for Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg were acquired by Elite as part of the Mikah ANDA Purchase.

Sales and marketing rights for Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg are included in the Epic Manufacturing and License Agreement.

The first shipment of Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg were made by Epic, pursuant to the Epic Manufacturing and License Agreement, in April 2015. Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg are currently being manufactured and distributed by Epic under the Epic Manufacturing and License Agreement.

Approved products not yet commercialized

The Company currently owns seven different approved ANDA’s, all of which were acquired as part of the Mikah ANDA Purchase. Each of these approved ANDA’s require manufacturing site transfers as a prerequisite to commencement of commercial manufacturing and distribution. The products are relating to each of these approved ANDA’s are included in the Epic Manufacturing and License Agreement, with Elite granting ANDA specific, exclusive or non-exclusive market rights (depending on the ANDA) to Epic. Commercial manufacturing of these products is expected to be transferred to either Epic or the Northvale Facility, with the required supplements to be filed with FDA in the manner and time frame that is economically beneficial to the Company.

Asset Acquisition Agreements

Elite’s Purchase of a Generic Phentermine Product

On September 10, 2010, Elite, together with its subsidiary, Elite Laboratories, Inc., executed a Purchase Agreement (the “Phentermine Purchase Agreement”) with Epic Pharma, LLC (“Epic” ) for the purpose of acquiring from Epic an ANDA for a generic phentermine product (the “Phentermine ANDA”), with such being filed with the FDA at the time the Phentermine Purchase Agreement was executed. On February 4, 2011, the FDA approved the Phentermine ANDA. The acquisition of the Phentermine ANDA closed on March 31, 2011 and Elite paid the full acquisition price of $450,000 from the purchase agreement with Epic Pharma.

This product is being marketed and distributed by Precision Dose Inc (“Precision Dose”) and its wholly owned subsidiary, TAGI Pharma Inc. (“TAGI”) pursuant to the Precision Dose License Agreement, a description of which is set forth below.

Elite’s Purchase of a Generic Hydromorphone HCl Product

On May 18, 2010, Elite executed an asset purchase agreement with Mikah Pharma LLC (“Mikah”) (the “Hydromorphone Purchase Agreement”). Pursuant to the Hydromorphone Purchase Agreement, the Company acquired from Mikah an approved ANDA for Hydromorphone 8 mg for aggregate consideration of $225,000, comprised of an initial payment of $150,000, which was made on May 18, 2010. A second payment of $75,000 was due to be paid to Mikah on June 15, 2010, with the Company having the option to make this payment in cash or by issuing to Mikah 937,500 shares of the Company’s Common Stock. The Company elected and did issue 937,500 shares of Common Stock during the quarter ended December 31, 2010, in full payment of the $75,000 due to Mikah pursuant to the asset purchase agreement dated May 18, 2010.

This product is currently being marketed and distributed by Precision Dose and its wholly owned subsidiary, TAGI, pursuant to the Precision Dose License Agreement, a description of which is set forth below.

Elite’s Purchase of a Generic Naltrexone Product

On August 27, 2010, Elite executed an asset purchase with Mikah (the “Naltrexone Acquisition Agreement”). Pursuant to the Naltrexone Acquisition Agreement, Elite acquired from Mikah the ANDA number 75-274 (Naltrexone Hydrochloride Tablets USP, 50 mg), and all amendments thereto, that have to date been filed with the FDA seeking authorization and approval to manufacture, package, ship and sell the products described in this ANDA within the United States and its territories (including Puerto Rico) for aggregate consideration of $200,000. In lieu of cash, Mikah agreed to accept from Elite product development services to be performed by Elite.

This product is currently being marketed and distributed by Precision Dose and its wholly owned subsidiary, TAGI, pursuant to the Precision Dose License Agreement, a description of which is set forth below.

Elite’s Acquisition of 13 Abbreviated New Drug Applications

On August 1, 2013, Elite executed an asset purchase agreement (the “Mikah ANDA Purchase”) with Mikah and acquired from Mikah a total of 13 ANDAs, consisting of 12 ANDAs approved by the FDA and one ANDA under active review with the FDA, and all amendments thereto (the “Mikah 13 ANDA Acquisition”) for aggregate consideration of $10,000,000, payable pursuant to a secured convertible note due in August 2016.

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

As of the date filing of this Annual Report on Form 10-K, the following products included in the Mikah Purchase Agreement have successfully achieved manufacturing site transfers:

•	Phendimetrazine 35mg
•	Isradipine 2.5mg and Isradipine 5mg
•	Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg

Elite has executed a Manufacturing and License Agreement with Epic Pharma dated October 2, 2013 (the “Epic Pharma Manufacturing and License Agreement”), relating to the manufacturing, marketing and sale of these 12 ANDAs. Please see below for further details on the Epic Pharma Manufacturing and License Agreement.

Licensing, Manufacturing and Development Agreements

Sales and Distribution Licensing Agreement with Epic for Abuse-Deterrent ELI-200

On June 4, 2015, Elite Pharmaceuticals Inc. and its wholly-owned subsidiary Elite Laboratories, Inc. (collectively, “Elite”) executed an exclusive License Agreement (the “Agreement”) with Epic Pharma LLC. (“Epic”), to market and sell in the United States, ELI-200, an undisclosed opioid with sequestered naltrexone capsules, owned by Elite. Epic will have the exclusive right to market ELI-200 and its various dosage forms as listed in Schedule A of the Agreement (the “Products”). Epic is responsible for all regulatory and pharmacovigilance matters related to the products. Pursuant to the Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of net sales of the Products as defined in the Agreement by Epic. Elite will manufacture the product for sale by Epic on a cost plus basis and both parties agree to execute a separate Manufacturing and Supply Agreement. The license fee is payable quarterly for the term of the Agreement. Epic shall pay to Elite certain milestone payments as defined by the Agreement. The first milestone payment was due and was received upon signing the agreement. Subsequent milestone payments are due upon the filing of a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for the Products and upon receipt of the approval letter for the NDA from the FDA. The term of the License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Elite can terminate the Agreement on 90 days’ written notice in the Event that Epic does not pay to Elite certain minimum annual license fees over the initial five year term of the Agreement. Either party may terminate this Agreement upon a material breach and failure to cure that breach by the other party within a specified period.

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

Manufacturing and License Agreement with Epic Pharma LLC

On October 2, 2013, Elite executed the Epic Pharma Manufacturing and License Agreement. This agreement granted Epic Pharma certain rights to manufacture, market and sell in the United States and Puerto Rico the 12 approved ANDAs acquired by Elite pursuant to the Mikah Purchase Agreement. Of the 12 approved ANDAs, Epic Pharma will have the exclusive right to market six products as listed in Schedule A of the Epic Pharma Manufacturing and License Agreement, and a non-exclusive right to market six products as listed in Schedule D of the Epic Pharma Manufacturing and License Agreement. Epic Pharma is responsible for all regulatory and pharmacovigilance matters related to the products and for all costs related to the site transfer for all products. Pursuant to the Epic Pharma Manufacturing and License Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Epic Pharma Manufacturing and License Agreement, earned by Epic Pharma a result of sales of the products. The manufacturing cost used for the calculation of the license fee is a predetermined amount per unit plus the cost of the drug substance (API) and the sales cost for the calculation is predetermined based on net sales. If Elite manufactures any product for sale by Epic Pharma, then Epic Pharma shall pay to Elite that same predetermined manufacturing cost per unit plus the cost of the API. The license fee is payable monthly for the term of the Epic Pharma Manufacturing and License Agreement. Epic Pharma shall pay to Elite certain milestone payments as defined by the Epic Pharma Manufacturing and License Agreement. To date, milestones totaling $1,000,000 have been earned and received in relation to the signing of the Epic Pharma Manufacturing and License Agreement and the filing and approval by the FDA of supplements relating to the transfer of manufacturing site for Isradipine 2.5mg and Isradipine 5mg. The term of the Epic Pharma Manufacturing and License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Twelve months following the launch of a product covered by the Epic Pharma Manufacturing and License Agreement, Elite may terminate the marketing rights for any product if the license fee paid by Epic Pharma falls below a designated amount for a six month period of that product. Elite may also terminate the exclusive marketing rights if Epic Pharma is unable to meet the annual unit volume forecast for a designated product group for any year, subject to the ability of Epic Pharma, during the succeeding six month period, to achieve at least one-half of the prior year’s minimum annual unit forecast. The Epic Pharma Manufacturing and License Agreement may be terminated by mutual agreement of Elite and Epic Pharma, as a result of a breach by either party that is not cured within 60 days notice of the breach, or by Elite as a result of Epic Pharma becoming a party to a bankruptcy, reorganization or other insolvency proceeding that continues for a period of 30 days or more.

Methadone Manufacturing and Supply Agreement

On June 23, 2011 and as amended on September 24, 2012 and January 19, 2015, Elite entered into an agreement to manufacture and supply Methadone 10mg to ThePharmaNetwork LLC (the “Methadone Manufacturing and Supply Agreement”). ThePharmaNetworkLLC was subsequently acquired by Alkem Laboratories Ltd (“Alkem”) and now goes by the name Ascend Laboratories LLC (“Ascend”) and is a wholly owned subsidiary of Alkem.

Ascend in the owner of the approved ANDA for Methadone 10mg, and the Northvale Facility is an approved manufacturing site for this ANDA. The Methadone Manufacturing and Supply Agreement provides for the manufacture and packaging by the Company of Ascend’s methadone hydrochloride 10mg tablets.

The initial shipment of Methadone 10mg pursuant to the Methadone Manufacturing and Supply Agreement occurred in January 2012.

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

As of the date of filing of this annual report on Form 10-K, there has been minimal to no development activity being conducted pursuant to the D&L Agreement, and there can be no assurances that development activities will resume or that the resumption of development activities will result in the successful development of the product identified.

Development agreement with Akorn Pharmaceuticals

On January 10, 2011, Elite and Hi-Tech Pharmacal Co, Inc. (subsequently acquired by Akorn Pharmaceuticals), entered into an agreement for Elite to develop an intermediate product for a generic version of a prescription product for Akorn Pharmaceuticals (“Akorn”). Under the terms of the agreement, Elite will undertake a development program for an intermediate product that Akorn shall then incorporate into a final product. Akorn or its designees, shall be responsible for the filing of the ANDA for the finished product and the ANDA will be filed under the Akorn name. Upon approval of the ANDA, Elite will manufacture the intermediate product. Akorn will manufacture the final product and will be responsible for the marketing and sales of the final product. Akorn will pay Elite milestone payments for the development work. Upon commercialization, Elite will receive payment for the manufacturing of the intermediate product and a percentage of the profits generated from the sale of the product.

Please note that there can be no assurances that the development program will result in an intermediate product that can be incorporated into a final product. There can be no assurances that an ANDA will be filed by Akorn or its designees or that any such ANDA filed will receive marketing approval by the FDA. Furthermore, there can be no assurances of the commercialization of a final product containing the intermediate relating to this agreement or that such commercialization will result in profits being generated from the sale of the product.

For further details, please refer to the Current Report on Form 8-K filed with the SEC on January 10, 2011, such filing being herein incorporated by reference.

Research and Development

Elite is actively involved in research and development activities, particularly in relation to the development of a line of abuse deterrent opioid products. We incurred total costs of approximately $14.8 million during the fiscal year ended March 31, 2015 (“Fiscal 2015”) and approximately $4.0 million during the fiscal year ended March 31, 2014 (“Fiscal 2014”) in relation to research and development activities. It is, however, our general policy, for competitive reasons, and because disclosure of certain information might suggest the occurrence of future matters or events that may not occur, not to disclose specific products in our development pipeline or the status of such product development activities until a product reaches a stage that we determine, in our discretion, to be appropriate for disclosure.

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

Abuse-Deterrent and Sustained Release Opioids

The abuse-deterrent opioid products utilize our patented abuse-deterrent technology that is based on a pharmacological approach. These products are combinations of a narcotic agonist formulation intended for use in patients with pain, and an antagonist, formulated to deter abuse of the drug.  Both, agonist and antagonist, have been on the market for a number of years and sold separately in various dose strengths.  Elite has filed INDs for two abuse resistant products under development and has tested products in various pharmacokinetic studies. Elite expects to continue to develop multiple abuse resistant products. Products utilizing the pharmacological approach to deter abuse such as Suboxone®, a product marketed in the United States by Reckitt Benckiser Pharmaceuticals, Inc., and Embeda®, a product marketed in the United States by Pfizer, Inc., have been approved by the FDA and are being marketed in the United States.

Elite has developed, and retains the rights to these abuse resistant and sustained release opioid products.  Elite may license these products at a later date to a third party who could provide funding for the remaining clinical studies and who could provide sales and distribution for the product.

Elite also developed controlled release technology for oxycodone under a joint venture with Elan which terminated in 2002. According to the Elan Termination Agreement, Elite acquired all proprietary, development and commercial rights for the worldwide markets for the products developed by the joint venture, including the sustained release opioid products. Upon licensing or commercialization of an oral controlled release formulation of oxycodone for the treatment of pain, Elite will pay a royalty to Elan pursuant to the Termination Agreement.  If Elite were to sell the product itself, Elite will pay a 1% royalty to Elan based on the product’s net sales, and if Elite enters into an agreement with another party to sell the product, Elite will pay a 9% royalty to Elan based on Elite’s net revenues from this product. (Elite’s net product revenues would include license fees, royalties, manufacturing profits and milestones) Elite is allowed to recoup all development costs including research, process development, analytical development, clinical development and regulatory costs before payment of any royalties to Elan.

Patents

Since our incorporation, we have secured the following patents, of which two have been assigned for a fee to another pharmaceutical company. Elite’s patents are:

PATENT	EXPIRATION DATE
U.S. patent 5,837,284 (assigned to Celgene Corporation)	November 2018
U.S. patent 6,620,439	October 2020
U.S. patent 6,635,284 (assigned to Celgene Corporation)	March 2018
U.S. patent 6,926,909	April 2023
U.S. patent 8,182,836	April 2024
U.S. patent 8,425,933	April 2024
U.S. patent 8,703,186	April 2024
Canadian patent 2,521,655	April 2024
Canadian patent 2,541,371	September 2024
U.S. patent 9,056,054	June 2030

We also have pending applications for two additional U.S. patents and three foreign patents. We intend to apply for patents for other products in the future; however, there can be no assurance that any of the pending applications or other applications which we may file will be granted. We have also filed corresponding foreign applications for key patents.

Prior to the enactment in the United States of new laws adopting certain changes mandated by the General Agreement on Tariffs and Trade (“GATT”), the exclusive rights afforded by a U.S. Patent were for a period of 17 years measured from the date of grant. Under GATT, the term of any U.S. Patent granted on an application filed subsequent to June 8, 1995 terminates 20 years from the date on which the patent application was filed in the United States or the first priority date, whichever occurs first. Future patents granted on an application filed before June 8, 1995, will have a term that terminates 20 years from such date, or 17 years from the date of grant, whichever date is later.

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

Trademarks

We currently plan to license at least some of our products to other entities in the marketing of pharmaceuticals, but may also sell products under our own brand name in which case we may register trademarks for those products.

Discontinued Products, Terminated Agreements, Prior Investments

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

Terminated Agreement - Contract Manufacturing of Isradipine and Phendimetrazine

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

On August 1, 2013, Elite executed the Mikah Purchase Agreement in relation to the Mikah 13 ANDA Acquisition, with such transaction including the transfer of ANDAs for Phendimetrazine 35mg and Isradipine 2.5mg and 5mg. In addition, the principal owner of Mikah, Mr. Nasrat Hakim, assumed the position of Elite’s Chief Executive Officer and President on August 2, 2013. Accordingly, the Isradipine/Phendimetrazine Agreement has been terminated by mutual consent of the parties thereto.

Terminated Agreement – Mikah Development Agreement

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

For further details on the termination of the Mikah Development Agreement, please see Exhibit 10.84 of the Quarterly Report on Form 10-Q, filed with the SEC on February 17, 2015, with such filing being herein incorporated by reference.

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

Other Business Factors and Details

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

Competition

We have competition with respect to our two principal areas of operation. We develop and manufacture generic products and products using controlled-release drug technology, and we develop and market (either on our own or by license to other companies) generic and proprietary controlled-release pharmaceutical products. In both areas, our competition consists of those companies which develop controlled-release drugs and alternative drug delivery systems. We do not represent a significant presence in the pharmaceutical industry.

An increasing number of pharmaceutical companies have become interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of these companies have greater financial and other resources as well as more experience than we do in commercializing pharmaceutical products. Certain companies have a track record of success in developing controlled-release drugs. Significant among these are, without limitation, Pfizer, Sandoz (a Novartis company), Durect Corporation, Mylan Laboratories, Inc., Par Pharmaceuticals, Inc., Alkermes, Inc., Teva Pharmaceuticals Industries Ltd., Impax Laboratories, Inc., and Actavis. Each of these companies has developed expertise in certain types of drug delivery systems, although such expertise does not carry over to developing a controlled-release version of all drugs. Such companies may develop new drug formulations and products or may improve existing drug formulations and products more efficiently than we can. In addition, almost all of our competitors have vastly greater resources than we do. While our product development capabilities and, if obtained, patent protection may help us to maintain our market position in the field of advanced drug delivery, there can be no assurance that others will not be able to develop such capabilities or alternative technologies outside the scope of our patents, if any, or that even if patent protection is obtained, such patents will not be successfully challenged in the future.

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

In this regard, the commercial launch of Phentermine 15mg and Phentermine 30mg was delayed due to the sole supplier of the API approved for these products restricting the amount of such API available to Elite. The API supplier required us to pay substantially higher prices than previously paid for the Phentermine API while we sought approval from the FDA of an alternate supplier of the API. Such approval was recently received, resulting in lower prices and a sufficient supply of materials. Please see “Approved Products; Phentermine 15mg and Phentermine 30mg”above.

We have acquired pharmaceutical manufacturing equipment for manufacturing our products. We have registered our facilities with the FDA and the DEA.

Dependence on One or a Few Major Customers

Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues therefore the termination of a contract with a customer may result in the loss of substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have agreements with Epic, ECR, Precision Dose and Ascend for the sales and distribution of products that we manufacture. We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products.

Employees

As of June 15, 2015, we had 36 full time employees. Full-time employees are engaged in operations, administration, research and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act electronically with the Securities and Exchange Commission, or SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.Elitepharma.com under the Investor Relations tab for SEC Filings or by contacting the Investor Relations Department by calling (518) 398-6222 or sending an e-mail message to dianne@elitepharma.com.

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

To date, we have not been profitable and we may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have sustained losses from operations in each year since our incorporation in 1990. During the past two fiscal years, we incurred net losses from operations of approximately $16.5 million and $5.3 million, respectively. We expect to continue to incur losses until we are able to generate sufficient revenues to support our operations and offset operating costs.

We may require additional financing to meet our business objectives

Although we believe that we have adequate financial resources on hand as of March 31, 2015 to complete the clinical trials and file a marketing approval application with the FDA for one abuse resistant opioid product and also ensure operations through March 31, 2016, we cannot assure that we will not need additional funding to accomplish our plans to conduct the clinical development and commercialization of a range of multiple abuse resistant opioids on an accelerated pace.

As of March 31, 2015, we had cash reserves of approximately $7.5 million and a working capital surplus of $7.3 million, and, for the fiscal year ended March 31, 2015, we had losses from operations totaling $16.5 million, net other income totaling $45.4 million and a net income of $28.9 million.

During the year ended March 31, 2014, we raised approximately $10 million from the sale of shares to with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to a prior April 19, 2013 purchase agreement. While that agreement terminated in March 2014 with the sale of all shares covered by that agreement, we entered into a new purchase agreement (the “Purchase Agreement”) with Lincoln Park in April 2014, pursuant to which we could raise up to $40 million (see “Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Lincoln Park Capital” below). As of June 8, 2015, we have sold approximately 55.1 million shares pursuant to the Purchase Agreement, with proceeds of such sales totaling approximately $15.0 million. In addition, Nasrat Hakim, our President and CEO has provided Elite with a revolving bridge credit line of up to $1,000,000.

Pursuant to the Purchase Agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $40,000,000 worth of shares of our common stock under our agreement over a 36 month period generally in amounts up to 500,000 shares on any such business day. However, Lincoln Park shall not be required to purchase more than $760,000 worth of stock on any business day and cannot purchase any shares of our common stock on any business day that the closing sale price of our common stock is less than $0.10 per share, subject to adjustment as set forth in the Purchase Agreement. Assuming a purchase price of $0.22 per share (the closing sale price of the common stock on June 8, 2015) and only approximately 49.0 million shares available for purchase, we would receive $25.8 million in gross proceeds from purchases under the Purchase Agreement by Lincoln Park, inclusive of the $15.0 million already received for sales of shares prior to June 8, 2015.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all remaining shares under the Purchase Agreement to Lincoln Park, we may still need additional capital to fully implement our business, operating and development plans.

We are anticipating that, with the growth of the current generic product line consisting of generic phentermine tablets and capsules, hydromorphone, naltrexone, methadone, phendimetrazine, isradipine, hydroxyzine and immediate release Lodrane D®, combined with the successful transfer of manufacturing site and commercial launch of the 12 approved generic products licensed to Epic Pharma LLC and other opportunities in our pipeline, Elite eventually could be profitable. However, there can be no assurances that we will be able to timely raise additional funds, if needed, on acceptable terms through the Purchase Agreement or otherwise, that the sales of the current generic product line will continue, that the 12 approved generic products licensed to Epic Pharma LLC will be successfully commercialization and generate future revenues or that the other opportunities in our pipeline will be successfully commercialized. There can also be no assurances of Elite becoming profitable

To sustain operations and meet our business objectives we must be able to commercialize our products and other products or pipeline opportunities. If we are unable to timely obtain additional financing, if necessary, and/or we are unable to timely generate greater revenues from our operations, we will be required to reduce and, possibly, cease operations and liquidate our assets. No assurance can be given that we will be able to commercialize the new opportunities, or consummate such other financing or strategic alternative in the time necessary to avoid the cessation of our operations and liquidation of our assets.

We depend on a limited number of customers and any reduction, delay or cancellation of an order from these customers or the loss of any of these customers could cause our revenue to decline.

Five customers accounted for substantially all of our accounts receivable as of March 31, 2015. Included in these five customers are three customers that accounted for approximately 89% of accounts receivable as of March 31, 2015. Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer could materially reduce our net revenue and adversely affect our results of operations.

A notice of default was issued by the New Jersey Economic Development Authority in relation to prior obligations of our tax-exempt bonds. Although we are current in our payments under these bonds, if the principal balances due under these bonds are accelerated pursuant to the notice of default, our ability to operate in the future will be materially and adversely affected.

Although we are current in our payments under the NJEDA Bonds, we previously were in default and a notice of default was issued in March 2009. Should the principal balances due under the NJEDA Bonds be accelerated pursuant to such notice of default, our ability to operate in the future will be materially and adversely affected.

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

In order to obtain FDA approval to market a new drug product, we must demonstrate proof of safety and effectiveness in humans. To meet these requirements, we must conduct extensive preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming, and expensive process. Completion of necessary clinical trials may take several years or more. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, without limitation, for example:

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

We have been dependent on one or a few major customers. If we are unable to develop more customers our business most likely will be adversely affected.

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

We currently hold ten patents and we have five patents pending. We intend to file further patent applications in the future. We cannot be certain that our pending patent applications will result in the issuance of patents. If patents are issued, third parties may sue us to challenge our patent protection, and although we know of no reason why they should prevail, it is possible that they could. In addition to modification or revocation of patents in legal proceedings, issued patents may later be modified or revoked by the U.S. Patent and Trademark Office or by analogous foreign offices. It is likewise possible that our patent rights may not prevent or limit our present and future competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

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

We rely particularly on trade secrets, unpatented proprietary expertise and continuing innovation that we seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants. We cannot provide assurance that these agreements will not be breached or circumvented. We also cannot be certain that there will be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. We cannot be sure that our trade secrets and proprietary technology will not otherwise be obtained by other entities or become known, obtained or independently developed by our competitors or by other entities. We also cannot be sure that, if patents are not issued with respect to products arising from research, we will be able to maintain the confidentiality of information relating to these products. In addition, efforts to ensure our intellectual property rights can be costly, time-consuming and/or ultimately unsuccessful.

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

As we expand our presence in the generic pharmaceuticals market our product candidates may face intense competition from brand-name companies that have taken aggressive steps to thwart competition from generic companies. In particular, brand-name companies continue to sell or license their products directly or through licensing arrangements or strategic alliances with generic pharmaceutical companies (so-called “authorized generics”). No significant regulatory approvals are required for a brand-name company to sell directly or through a third party to the generic market, and brand-name companies do not face any other significant barriers to entry into such market. In addition, such companies continually seek to delay generic introductions and to decrease the impact of generic competition, using tactics which include, without limitation:

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

The degree of market acceptance of any of our approved product candidates among physicians, patients, health care payors and the medical community will depend on a number of factors, including, without limitation:

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

In addition, patent laws in certain foreign jurisdictions (primarily, but not necessarily, in Europe) may make it increasingly difficult to obtain raw materials for research and development prior to expiration of applicable United States or foreign patents. Any delay or inability to obtain raw materials on a timely basis, or any significant price increases that cannot be passed on to customers, can materially adversely affect our ability to produce products. This can materially adversely affect our business and operations.

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

Our pipeline of products under development include products that would be filed as branded pharmaceuticals and if generic manufacturers use litigation and regulatory means to obtain approval for generic versions of one or more of such branded drugs, our sales may be adversely effected.

Under the Hatch-Waxman Act, the FDA can approve an ANDA for a generic bioequivalent version of a previously approved drug, without undertaking the full clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its generic product is bioequivalent to the branded product.

Our product development pipeline includes a range of abuse resistant opioid products, with full clinical testing activity being currently planned, in progress or successfully completed. In recent years, various generic manufacturers have filed ANDAs seeking FDA approval for generic versions of opioids and opioids with abuse resistant characteristics. In connection with our filings, these manufacturers may challenge the validity and/or enforceability of one or more of the underlying patents protecting our products. While it is the Company’s intention to vigorously defend and pursue all available legal and regulatory avenues in defense of the intellectual property rights protecting our products, it must also be stressed that litigation is inherently uncertain and we cannot predict the timing or outcome of our efforts. There can also be no assurance that our efforts in defense of the intellectual property rights protecting our products will be successful.

If we are not successful in defending our intellectual property rights, or opt to settle, or if a product’s marketing exclusivity rights expire or become otherwise unenforceable, our competitors could ultimately launch generic versions of one or more of our branded products, after such products have been approved by the FDA, which could significantly decrease our revenues and could have a material adverse effect on our business, financial conditions, results of operations and cash flow. Furthermore such a material adverse effect may result in a material adverse effect on our share price.

Agreements between branded pharmaceutical companies and generic pharmaceutical companies are facing increased government scrutiny in the United States and Internationally.

There are numerous and continuing litigation in which generic companies challenge the validity or enforceability of an innovator products patents and/or the applicability of such patents to a generic applicant’s products. Settlement of such litigation is a common outcome, with review of such agreements by the U.S. Federal Trade Commission (the “FTC”) and the Antitrust Division of the Department of Justice (the “DOJ”) being required by law. The FTC has stated publicly its view that some of these settlement agreements violate antitrust laws and has commenced actions against the branded and generic companies that are parties to these agreements. Accordingly, in the event of the Company being party to a settlement agreement, either as the branded, innovator product owner, or as the generic applicant, we may receive formal or informal requests from the FTC for information about a settlement agreement and there is a risk of the FTC alleging a violation of antitrust laws and commencing an action against us.

In addition, the United States Congress has proposed legislation that would limit the types of settlement agreements generic manufacturers can enter into with brand companies. In 2013, the Supreme Court, in FTC v. Actavis, determined that reverse payment patent settlements between generic and brand companies should be evaluated under the rule of reason, and provided limited guidance beyond the selection of this standard. Due to the court’s non-articulation of a precise rule of lawfulness for such settlements, there may be extensive litigation over what constitutes a reasonable and lawful patent settlement between and brand and generic company.

The impact of such future litigation, if any, legislative proposals and potential future court decisions is uncertain, and there can be no assurances that such impact will not have an adverse effect on the Company’s business, its financial condition, results of operations, cash flows and its stock price.

We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs.

In jurisdictions including, without limitation, the United States, a company is not permitted to promote drugs for uses that are not described in the product’s labeling and that differ from those that were approved or cleared by the FDA. Such users are commonly referred to as “off-label uses”. Under what is known as the “practice of medicine”, physicians and other healthcare practitioners may prescribe drug products for off-label or unapproved uses. While the FDA does not regulate a physician’s choice of medications, treatments, or product uses, the Federal Food Drug and Cosmetic Act (“FFDC”) and FDA regulations significantly restrict permissible communications on the subject of off-label uses of drug products by pharmaceutical companies. The FDA, FTC, the Office of the Inspector General of the Department of Health and Human Services (“HHS”), the DOJ and various state Attorneys General actively enforce laws and regulations that prohibit the promotion of off-label uses. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages, exclusion from federal funded healthcare programs and potential liability under the federal False Claims Act and any applicable state false claims act. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons claiming to be harmed by such conduct.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA’s regulations and judicial case law allows companies to engage in some forms of truthful, non-misleading and non-promotional speech concerning the off-label use of products. Elite believes it and its marketing partners comply with these restrictions.

Nonetheless, the FDA, HHS, DOJ, and/or state Attorneys General, and qui tam relators may take the position that the Company is not in compliance with such requirements, and if such non-compliance is proven, the consequences of such may have an adverse material effect on our business, financial condition, results of operations, cash flows and stock price.

We have significant intangible assets on our balance sheet. Consequently, potential impairment of intangible assets may have an adverse material effect on our profitability.

Intangible assets represent a significant portion of our assets. As of March 31, 2015, intangible assets were approximately $6.4 million, or approximately 25% of our assets.

GAAP requires that intangible assets be subject to regular impairment analysis to determine if changes in circumstances indicate that the value of the asset as recorded may not be recoverable. Such events or changes in circumstances are an inherent risk in the pharmaceutical industry and often cannot be predicted. However, should a change in circumstance occur, requiring the impairment of an intangible asset, the result of such an impairment may have an adverse material effect on our business, financial condition, results of operations, cash flows and stock price.

Our products contain narcotic ingredients. As a result of reports of misuse or abuse of prescription narcotics, the sale of such drugs may be subject to increased litigation risk and new regulation, including the development of REMS, which may prove difficult or expensive to comply with.

Many of our current products and products under development contain narcotics. Misuse or abuse of such drugs can lead to physical or other hard. The FDA and/or the DEA may impose new regulations concerning the manufacture, storage, transportation, distribution and sale of prescription narcotics. Such regulations may include new labeling requirements, the development and implementation of a formal Risk Evaluation and Mitigation Strategy (“REMS”), restrictions on prescription and sale of such products and mandatory reformulation in order to make abuse of such products more difficult. In 2007, Congress passed legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate REMS to confirm a drug’s benefits exceed its risks. In 2011, the FDA issued letters to manufacturers of long-acting and extended-release opioids requiring them to develop and submit to the FDA a post-market REMS plan to require that training is provided to prescribers of these products and that information is provided to prescribers that they can use in counseling patients on the risks and benefits of opioid drug use. Elite does not currently own a product that requires a REMS plan, but some of the products in our pipeline may require a REMS plan. The Obama administration has also released a comprehensive action plan to reduce prescription drug abuse, which may include proposed legislation to amended existing controlled substances laws to require healthcare practitioners who request DEA registration to prescribe controlled substances to receive training on opioid prescribing practices as a condition of registration. In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse.

Such new regulations or requirements may be difficult or cost prohibitive for us to comply with, resulting in delays in the commercialization of new products, and decreased profitability of existing and new products. Such occurrences may have material adverse effects on our business, financial condition, results of operations, cash flows and stock price.

The growth of Elite will depend on developing, commercializing and marketing new products.

Our future revenues and profitability is significantly dependent on our ability to successfully commercialize new branded and generic pharmaceutical products in a timely manner. Accordingly, we must continually develop, test, file, receive marketing authorization and manufacture new products. While we are currently developing products and have plans in place for future products beyond those currently in development, there can be no assurances that any of these products will receive marketing authorization and achieve commercialization. In addition, even if a product receives marketing authorization, there can be no assurances that there will be future revenues or profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure the marketing authorization and create/support the infrastructure required for the commercial manufacture of such product.

We are engaged in the research and development of pharmaceutical products with the objective of achieving marketing authorizations that enable us to manufacture and sell pharmaceuticals in accordance with specific government regulations. Due to the inherent risk associated with pharmaceutical product research and development, particularly with respect to new/innovative drugs, our research and development expenditures and efforts may not result in a successful regulatory approval and commercialization of new products. Furthermore, after we submit a regulatory application, the relevant government authority may require that we conduct additional studies, resulting in an inability for us to reasonably predict the total research and development costs for a new product.

Circumstances in which the Company is unable to successfully commercialize new products in a timely manner, or circumstances in which the profitability of a new product is not sufficient with respect to the costs and investments required to develop such product may have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

If our manufacturing facilities are unable to manufacture our products or the manufacturing process is interrupted due to failure to comply with regulations or for other reasons, it could have a material adverse impact on our business.

If our manufacturing facilities fail to comply with regulatory requirements or encounter other manufacturing difficulties, it could adversely affect our ability to supply products. All facilities and manufacturing processes used for the manufacture of pharmaceutical products must be operated in conformity with cGMP and, in the case of controlled substances, DEA regulations. Compliance with the FDA’s cGMP and DEA requirements applies to both drug products seeking regulatory approval and to approved drug products. In complying with cGMP requirements, pharmaceutical manufacturing facilities must continually expend significant time, money and effort in production, record-keeping and quality assurance and control so that their products meet applicable specifications and other requirements product safety, efficacy and quality. Failure to comply with applicable legal requirements subjects our manufacturing facilities to possible legal or regulatory action, including, without limitation, shutdown, which may adversely affect our ability to manufacture product. Were we not able to manufacture products at our manufacturing facilities because of regulatory, business or any other reason, the manufacture and marketing of these products would be interrupted. This could have a material adverse impact on our business, results of operations, financial condition, cash flows, competitive position and stock price.

The DEA limits the availability of the active ingredients used in many of our current products and products in development, as well as the production and distribution of these products, and, as a result, our procurement, production and distribution quotas may not be sufficient to meet commercial demand or complete clinical trials.

The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. The active ingredients in some of our current products and products in development, including, without limitation, hydromorphone, methadone, phentermine, phendimetrazine and oxycodone, are listed by the DEA as Scheduled substances under the Controlled Substances Act of 1970. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation. Furthermore, the DEA limits the availability of the active ingredients used in many of our current products and products in development and we and/or our contract customers and suppliers, must annually apply to the DEA for procurement quotas in order to obtain and distribute these substances. As a result, our procurement and production quotas may not be sufficient to meet commercial demand or to complete clinical trials. Moreover, the DEA may adjust these quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Any delay or refusal by the DEA in establishing our quotas, or modification of our quotas, for controlled substances could delay or result in the stoppage of our clinical trials or product launches, or could cause trade inventory disruptions for those products that already been launched, which could have a material adverse effect on our business, financial position, cash flows and stock price.

If we are unable to maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results.

Management and our independent registered public accounting firm have determined that there were material weaknesses in our internal controls over financial reporting resulting from a lack of segregation of duties in the Payroll, Accounting and Procure to Pay cycles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The reasons for these material weaknesses and our plans to rectify these weaknesses are described in Part II, Item 9A “Controls and Procedures” of this Report. There can be no assurance that we will be able to cure these weaknesses or that these weaknesses will not contribute to, or cause, possible material weaknesses in the future or, that we will be able to implement effectively new or improved controls. In addition, our management or our independent registered public accounting firm may determine that our internal control over financial reporting is not effective in the future.

A lack of effective internal control over financial reporting could cause us to fail to provide accurate financial statements or fail to meet our reporting obligations, either of which could cause investors to lose confidence in our reported financial information, and have a negative effect on the trading price of our common stock.

RISKS RELATED TO OUR COMMON STOCK

Our stock price has been volatile and may fluctuate in the future.

The market price for the publicly traded stock of pharmaceutical companies is generally characterized by high volatility. There has been significant volatility in the market prices for our Common Stock. For the twelve months ended March 31, 2015, the closing sale price on the OTC Bulletin Board (“OTC-BB”) of our Common Stock fluctuated from a high of $0.49 per share to a low of $0.20 per share. The price per share of our Common Stock may not exceed or even remain at current levels in the future. The market price of our Common Stock may be affected by a number of factors, including, without limitation:

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

In addition, as of June 8, 2015, there were outstanding shares of preferred stock convertible into approximately 142.9 million shares of Common Stock and warrants to purchase an aggregate of approximately 70.7 million shares of Common Stock at exercise prices of $0.625 per share. Additional shares of Common Stock may be issuable as a result of anti-dilution provisions in the outstanding preferred stock and warrants

As a result of the above discussed potential issuance of securities, such issuances by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park or pursuant to the conversion or exercise of outstanding shares of preferred stock and warrants, or the anticipation of such issuances, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

We own a facility located at 165 Ludlow Avenue, Northvale, New Jersey (“165 Ludlow”) which contains approximately 15,000 square feet of floor space. This real property and the improvements thereon are encumbered by a mortgage in favor of the New Jersey Economic Development Authority (“NJEDA”) as security for a loan through tax-exempt bonds from the NJEDA to Elite. The mortgage contains certain customary provisions including, without limitation, the right of NJEDA to foreclose upon a default by Elite. The NJEDA has declared the payment of this bond to be in default (For more information on the NJEDA Bonds, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; NJEDA Bonds”). We are currently using the Facility as a laboratory, manufacturing, storage, distribution and office space.

We entered into a lease for a portion of a one-story warehouse, located at 135 Ludlow Avenue, Northvale, New Jersey (“135 Ludlow”), consisting of approximately 15,000 square feet of floor space. The lease term began on July 1, 2010. On July 14, 2014, this lease was modified, with the material terms of the modification including the Company occupying the entire 35,000 square feet in the building, with such expansion being necessary to support our growing commercial operations.

The lease, as modified, includes an initial term which expires on December 31, 2016 and two tenant renewal options of five years each, with such options being at the sole discretion of the Company. The property related to this lease is used for the manufacture, packaging, storage and distribution of pharmaceutical raw materials, finished goods and related documents and materials. The property requires significant construction and qualification as a prerequisite to achieving suitability for its intended future use. Storage, manufacturing and distribution operations at the initial 15,000 square foot section in January 2013. Such operations continue, currently.

The additional 20,000 square feet for which leasehold rights were secured pursuant to the July 2014 lease modification, require significant leasehold improvements and qualification as a prerequisite for its intended future use. These improvements are currently in progress.

165 Ludlow and 135 Ludlow are hereinafter referred to as the “Facilities” or the “Northvale Facility”.

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

Quarter Ended	High	Low
Fiscal Year Ending March 31, 2015
March 31, 2015	$0.33	0.20
December 31, 2014	$0.34	0.17
September 30, 2014	$0.45	0.28
June 30, 2014	$0.51	0.27

Fiscal Year Ending March 31, 2014
March 31, 2014	$0.94	0.14
December 31, 2013	$0.14	0.10
September 30, 2013	$0.16	0.07
June 30, 2013	$0.08	0.07

As of June 8, 2015, the last reported sale price of our Common Stock, as reported by the OTCBB, was $0.22.

Holders

As of June 8, 2015, there were, respectively, approximately 127 and 1 holders of record of our Common Stock and Series I Preferred Stock.

Dividends

We have never paid cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2015, the Company issued an aggregate of 6,602,847 shares of Common Stock, with such shares constituting unregistered securities, consisting of 2,766,563 shares of Common Stock issued to Directors and Officers in payment of Directors Fees and Salaries in accordance with the Company’s policy on Director Compensation, or the employment agreements with officers of the Company, as appropriate; and 3,836,284 shares of Common Stock issued pursuant to the exercise of warrants

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Elite’s equity compensation plans as of March 31, 2015.

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	(1)	---	---	3,000,000
Equity compensation plans not approved by security holders		---	---	3,029,227	(2)

Total		---	---	6,029,227

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

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2015, the Company had cash on hand of $7.5 million and a working capital surplus of $7.3 million. The Company believes that such resources, combined with the Company’s access to the remaining balance of the equity line with Lincoln Park Capital, and approximately $400,000 available under the Hakim Credit Line are sufficient to fund operations through the current operating cycle. For the fiscal year ended March 31, 2015, it had losses from operations totaling $16.5 million, net other income totaling $45.4 million and a net income of $28.9 million. Please note that the Company’s other income/(expenses) are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2016, due in large part to its plans to conduct clinical development and commercialization activities on a range of abuse deterrent opioid products, on an accelerated and simultaneous basis. Such activities require the investment of significant amounts in clinical trials, safety and efficacy studies, bioequivalence studies, product manufacturing, regulatory expertise and filings, as well as investments in manufacturing and lab equipment and software. In order to finance these significant expenditures, the Company entered into two purchase agreements with Lincoln Park Capital Fund, LLC (“Lincoln Park”), with such agreements providing the company with equity lines totaling $50 million. We believe this amount of financing, if received, is sufficient to fund the commercialization of the abuse deterrent opioid products identified. Please see below for further details on the financing transactions with Lincoln Park.

In addition, the Company had previously received Notices of Default from the Trustee of the NJEDA Bonds as a result of the utilization of the debt service reserve being used to pay interest payments as well as the company’s failure to make scheduled principal payments. All monetary defaults have been cured during Fiscal 2015 and the Company is current on all NJEDA Bond interest and principal payments. See “NJEDA Bonds” below and the Risk Factor in Part I, Item 1A entitled “A notice of default was issued by the New Jersey Economic Development Authority in relation to prior obligations of our tax-exempt bonds. Although we are current in our payments under these bonds, If the principal balances due under these bonds are accelerated pursuant to the notice of default, our ability to operate in the future will be materially and adversely affected”.

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

On April 10, 2014, we entered into another Purchase Agreement and a Registration Rights Agreement with Lincoln Park. Pursuant to the terms of the Purchase Agreement, Lincoln Park has agreed to purchase from us up to $40 million of our common stock (subject to certain limitations) from time to time over a 36-month period. Pursuant to the terms of the Registration Rights Agreement, we have filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the Purchase Agreement. That registration statement was declared effective by the SEC on May 1, 2014 A post-effective amendment to that Registration Statement was subsequently filed with the SEC and declared effective on July 1, 2014.

Upon execution of the Purchase Agreement, we have issued 1,928,641 shares of our common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of our common stock under that agreement and we are obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of our common stock is purchased by Lincoln Park. Through June 8, 2015, we have sold to Lincoln Park an aggregate of 55,153,207 shares under the Purchase Agreement for aggregate gross proceeds of approximately $15.0 million. In addition, we have issued an additional 2,649,494 Commitment Shares.

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

Hakim $1,000,000 Bridge Revolving Credit Line

On October 15, 2013 (the “Hakim Credit Line Effective Date”), we entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Nasrat Hakim, our President and CEO. Under the terms of the Hakim Loan Agreement, we have the right, in our sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. Mr. Hakim provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on June 30, 2015, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on January 1, April 1, July 1 and October 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Loan Agreement, we may borrow, repay, and reborrow under the Hakim Credit Line through maturity. Amounts borrowed under the Hakim Credit Line will bear interest at the rate of ten percent (10%) per annum. As of March 31, 2015, the principal balance owed under the Credit Line was $583,071 with an additional $18,105 in accrued interest being also owed, in accordance with the terms and conditions of the Credit Line.

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

Please also refer to our audited financial statements and notes to financial statements as and for the fiscal year ended March 31, 2015 for further details.

Despite having entered into the Hakim Credit Line Agreement and the Lincoln Park Purchase Agreement we still may be required to seek additional capital in the future and there can be no assurances that Elite will be able to obtain such additional capital on favorable terms, if at all.

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

Cash at March 31, 2015 was approximately $7.5 million, an increase of approximately $0.6 million from the approximately $6.9 million balance of cash at March 31, 2014.

As of March 31, 2015, our principal source of liquidity was approximately $6.9 million of cash. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants and, as mentioned above, from the Lincoln Park Purchase Agreement, and the Hakim Credit Line. There can be no assurance that any of these sources will generate or provide sufficient cash.

NJEDA Bonds

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of March 31, 2015, all of the proceeds were utilized by the Company for such stated purposes.

Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a Debt Service Reserve Fund of $366,000 in relation to the Series A Notes.

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $14,177 for the fiscal year ended March 31, 2015.

The NJEDA Bonds require the Company to make an annual principal payment on September 1st of varying amounts as specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal at the applicable rate for the semi-annual period just ended.

As of the date of filing of this Annual Report on Form 10-K, there are no interest or principal amounts in arrears. The Series B Notes were retired, at par in July 2014.

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

Results of Consolidated Operations:

Year Ended March 31, 2015 as compared to the Year Ended March 31, 2014

Our revenues for Fiscal 2015 were $5.0 million, an increase of $0.4 million or approximately 9% from revenues for the comparable period of the prior year, and consisted of $3.9 million in manufacturing fees, $0.005 million in lab and product development fees and $1.1 million in license fees.

Revenues for Fiscal 2014 consisted of $3.0 million in manufacturing fees, $0.08 million in lab and product development fees, and $1.5 million in license fees. Manufacturing fees increased by approximately 30% as a result of the continued growth in the Company’s generic product sales combine with the launch of Isradipine product line in January 2015.

Licensing fees decreased by approximately 26% or $0.4 million, from $1.5 million in Fiscal 2014 to $1.2 million in Fiscal 2015. This decrease is due to Fiscal 2014 license fee revenues including a one-time milestone of $0.6 million earned pursuant to the Epic Agreement.

Research and development costs for Fiscal 2015 were approximately $14.8 million, an increase of approximately $10.9 million or approximately 275% from $4.0 million of such costs for the comparable period of the prior year. The increase was primarily due to increased activities related to the development of Elite’s abuse deterrent opioid products. Spending included clinical and lab studies (such as category 1, category 2 and category 3 testing as described under the FDA’s draft Guidance for Industry, Abuse-Deterrent Opioids – Evaluation and Labeling, January 2013), process development, analytical development, and regulatory development for products in our pipeline.

General and administrative expenses for Fiscal 2015 were $2.9 million an increase of $0.8 million or approximately 40% from $2.1 million of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to significant increases in regulatory and regulatory compliance costs, including, without limitation, increased fees paid to the US-FDA and the hiring of additional staff to support regulatory compliance activities, additional costs incurred in relation to compliance with the Sarbanes-Oxley Act and significant increases in legal fees, insurance and employee benefits. Please note that these higher levels of overhead costs are expected to continue.

Depreciation and amortization for Fiscal 2015 was $0.6 million, an increase of $0.1 million or approximately 23%, from $0.5 million for the comparable period of the prior year. The increase was primarily due to the expansion and upgrading of the Northvale Facility, which has required substantial investments in property, plant and equipment.

Non-cash compensation through the issuance of stock options and warrants for Fiscal 2015 was approximately $0.3 million, an increase of $0.17 million, or approximately 205% from $0.09 million for the comparable period of the prior year. The increase was due to the issuance of options to purchase an aggregate of 2,590,000 shares of Common Stock to various employees during Fiscal 2015, primarily pursuant to employment agreements, and the timing of the amortization schedule established at the time of issuance of the related stock options

As a result of the foregoing, our loss from operations for Fiscal 2015 was $16.5 million, compared to a loss from operations of $5.3 million for Fiscal 2014.

Other expenses for Fiscal 2015 were a net income of $45.4 million, an increase in net other income of $137.0 million from the net other expense of $91.5 million for the comparable period of the prior year. The increase in other income was due to derivative income relating to changes in the fair value of our preferred shares, outstanding warrants and convertible note payable derivatives during Fiscal 2015 totaling $44.1 million, as compared to a net derivative expense of $89.5 million for the comparable period of the prior year, a $133.6 million overall increase in other income. Please note that derivative income/(expenses) are most significantly determined by the closing price of the Company’s Common Stock as of the end of each annual or quarterly reporting period, and also as of the date on which shares of the Company’s convertible preferred stock are converted into common stock, with incomes being generated by decreases in such closing prices and expenses being incurred by increases in such closing prices. The closing price of the Company’s Common Stock as of March 31, 2015 was $0.25, as compared to a closing price of $0.41 as of March 31, 2014. These variances in the closing price of the Company’s Common Stock as compared with the closing price at the end of the immediately preceding fiscal year end were significant factors in the derivative income recorded during the year ended March 31, 2015.

As a result of the foregoing, our net income for Fiscal 2014 was $28.9 million, compared to a net loss of $96.6 million for Fiscal 2014.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities) increased by $3.5 million from $3.8 million as of March 31, 2014 to $7.3 million as of March 31, 2015, with such increase being primarily due to the loss from operations sustained during Fiscal 2015 being financed by capital financings that included $13.2 million in proceeds from the sale of Common Stock pursuant to the Purchase Agreement with Lincoln Park, $0.8 million in proceeds from the exercise of cash warrants and options and $5.0 million in proceeds from the sale of the Company’s investment in Novel Labs, offset in large part by purchases of fixed assets and leasehold improvements totaling $1.9 million and the retirement of $1.3 million in NJEDA Bonds and other loans. Please note that capital financings provide cash to the Company without a corresponding current liability and accordingly have an accretive effect on working capital.

We experienced negative cash flows from operations of $15.1 million for Fiscal 2015, primarily due to our net income of $28.9 million, offset by non-cash other income items totaling $43.2 million included in the net income, combined with increases in accounts payable and accrued liabilities of $1.2 million (resulting in a positive effect on cash flow), and offset by increases in accounts receivable, inventory and prepaid expenses of $2.1 million (resulting in a negative effective on cash flow).

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and filed as a part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (“the Exchange Act”), (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management to allow for timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Under the supervision and with the participation of our management, including the Chief Executive and Chief Financial Officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that, due to a material weakness in our internal control over financial reporting, as described below, our disclosure controls and procedures were not effective as of March 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, with such controls being as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial offers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, with such being in accordance with generally accepted accounting principles (“GAAP”).

Under the supervision of, and with the participation of the Company’s management, including, without limitation, the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial over financial reporting as of March 31, 2015, using the criteria established in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission (“COSO”), as revised in 2013. Based on that evaluation under those criteria, management has determined that, at March 31, 2015, there were material weaknesses in our internal controls over financial reporting resulting from a lack of segregation of duties in the Payroll, Accounting and Procure to Pay cycles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Adequate segregation of duties increases the likelihood that unintentional or intentional errors will be detected by providing separate processing of different individuals at various stages of transaction processing, with no single employee or group of employees being in a position to both perpetrate and conceal errors or irregularities in the normal course of their duties.

Adequate segregation of duties is based on the following principles:

•	Access to master data is segregated from transaction processing and transaction approval
•	The preparation/execution of an activity is segregated from its approval process
•	System access rights are restricted and granted on a “need only basis” with user profiles being duly approved by management, properly monitored and documented.
•	Mitigating controls being required in situations where proper segregation of duties is not possible. However, it must be noted that mitigating controls are less desirable than proper segregation of duties, because such controls are detective by nature, rather than preventative. Complete reliance on mitigating controls is not ideal due to the increased effort required to investigate and correct errors identified, as opposed to such errors being prevented from occurring under controls which provide adequate segregation of duties.

Management’s evaluation of the internal controls over financial reporting identified deficiencies in the design and operations of controls with respect to the above segregation of duties objectives concerning the processing of payroll and payroll related transactions, the recording of payments and the processing of vendor related transactions, with such deficiencies being primarily due to the size of the Company’s accounting department, the lack of a separate and dedicated human resources function and department, and limited enterprise resource systems.

When financial conditions permit, the Company intends on investing in more robust enterprise resource systems, increase accounting staff and establish a separate and independently functioning human resources department. Please also note that there can be no assurances given that financial conditions will improve to such an extent that the resources required for these investments in systems and personnel will be available.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 has been audited by Demetrius Berkower LLC, the Company’s independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of Fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Elite Pharmaceuticals, Inc. & Subsidiary

We have audited Elite Pharmaceuticals, Inc. & Subsidiary’s (“the Company”) internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Material weaknesses in internal control over financials reporting resulted from a lack of segregation of duties in the payroll, accounting and procure to pay cycles. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated June 15, 2015, on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Elite Pharmaceuticals Inc, & Subsidiary has not maintained effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders’ deficit, and cash flows of Elite Pharmaceuticals, Inc. and Subsidiary, and our report dated June 15, 2015, expressed an unqualified opinion.

/s/Demetrius Berkower LLC

Wayne, New Jersey
June 15, 2015

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

Name	Age	Position	Director / Officer Since	Director Tier[2]
Nasrat Hakim	54	President, Chief Executive Officer and Director	August 1, 2013	III
Jerry Treppel[1]	61	Chairman	November 2008	I
Barry Dash, Ph. D.	84	Director	April 2005	II
Jeenarine Narine	65	Director	June 2009	I
Jeffrey Whitnell	59	Director	October 2009	III
Ashok G. Nigalaye, Ph.D.	63	Chief Scientific Officer and Director	June 2009-June 2015[2]
Carter J. Ward	51	Chief Financial Officer, Secretary and Treasurer	July 2009
Douglas Plassche	51	Executive Vice President of Operations	August 2013

(1)    Mr. Treppel served as CEO from September 15, 2009 to July 31, 2013.

(2)    Dr. Ashok G. Nigalaye served as a Director from June 2009 to June 5, 2015, and as Chief Scientific Officer from September 2009 to June 5, 2015.

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

Jeenarine Narine

Jeenarine Narine has served as a Director since June 24, 2009 and member of the Nominating Committee since October 23, 2009. Mr. Narine was elected as a member of Elite’s Board in June 2009 as one of three directors designated by Epic pursuant to the terms of the Epic Strategic Alliance Agreement (see Item 13: “Certain Relationships And Related Transactions And Director Independence; Certain Related Person Transactions; Strategic Alliance Agreement/Transactions With Epic Pharma LLC And Epic Investments LLC” below). Since December 2010, Mr. Narine has been the President and Chief Operating Officer of Epic Pharma, LLC, a manufacturer of generic pharmaceuticals and Elite’s strategic partner pursuant to the Epic Strategic Alliance Agreement, in which capacity he oversees all manufacturing operations. From July 2008 to December 2010, Mr. Narine served as Epic Pharma’s Executive Vice President of Manufacturing and Operations. Mr. Narine is also the current President of Eniran Manufacturing Inc., a contract manufacturer of dietary and nutritional supplements, and has held such office since 2000. In addition, Mr. Narine has been since 1989 the President of A&J Machine Inc., a company owned by Mr. Narine that is engaged in the sales of new and used pharmaceutical manufacturing equipment. In addition to this professional experience, Mr. Narine graduated from the Guyana Industrial Institute, where he studied Metalology and Welding. Mr. Narine’s experience as President and Chief Operating Officer and, previously, as Executive Vice President of Manufacturing and Operations of Epic Pharma LLC and his knowledge of pharmaceutical manufacturing equipment led to the conclusion that he is qualified to serve as a director.

Jeffrey Whitnell

Jeffrey Whitnell has served as a Director since October 23, 2009, Chairman of the Audit Committee since October 23, 2009, member of the Compensation Committee since October 23, 2009 and designated by the Board as an “audit committee financial expert” as defined under applicable rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), since October 23, 2009.  Mr. Whitnell was the Chief Financial Officer for Neurowave Medical Technologies, a medical device company from June 2010 to 2015. From June 2009 to June 2010, Mr. Whitnell provided financial consulting services to various healthcare companies, including Neurowave Medical Technologies. From June 2004 to June 2009, Mr. Whitnell was Chief Financial Officer and Senior Vice President of Finance at Akorn, Inc.  From June 2002 to June 2004, Mr. Whitnell was Vice President of Finance and Treasurer for Ovation Pharmaceuticals.  From 1997 to 2001, Mr. Whitnell was Vice President of Finance and Treasurer for MediChem Research.  Prior to 1997, Mr. Whitnell held various finance positions at Akzo Nobel and Motorola.  Mr. Whitnell began his career as an auditor with Arthur Andersen & Co. He is a certified public accountant and holds an M.B.A. in Finance from the University of Chicago and a B.S. in Accounting from the University of Illinois.  Mr. Whitnell’s qualifications as an accounting and audit expert provide specific experience to serve as a director for the Company.

Ashok G. Nigalaye, Ph.D.

Dr. Ashok G. Nigalaye served as a Director from June 24, 2009 to June 5, 2015, member of the Compensation Committee from October 23, 2009 to June 5, 2015 and Chief Scientific Officer from September 15, 2009 to June 5, 2015. Dr. Nigalaye was elected as a member of Elite’s Board in June 2009 as one of three directors designated by Epic pursuant to the terms of the Epic Strategic Alliance Agreement. Since December 2010, Dr. Nigalaye has been the Chairman and Chief Executive Officer of Epic Pharma, LLC, a manufacturer of generic pharmaceuticals and Elite’s strategic partner pursuant to the Epic Strategic Alliance Agreement. From July 2008 to December 2010, Dr. Nigalaye served as Epic Pharma’s President and Chief Executive Officer. From August 1993 to February 2008, Dr. Nigalaye served as Vice President of Scientific Affairs and Operations of Actavis Totowa LLC, a manufacturer of generic pharmaceuticals, where he was responsible for directing and organizing company activities relating to pharmaceutical drug manufacturing, regulatory affairs and research and development. Dr. Nigalaye currently serves as a director of GTI Inc., a privately held company. Dr. Nigalaye holds a B.S. in Pharmacy from the University of Bombay, an M.S. in Industrial Pharmacy from Long Island University, and a Ph.D. in Industrial Pharmacy from St. John’s University. Dr. Nigalaye is also a licensed pharmacist in the State of New York.

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

Douglas Plassche

Douglas Plassche has served as Executive Vice President of Operations since August 2013.

Prior to joining the Company, from 2009 to 2013, Mr. Plassche served as the Managing Director of the New Jersey Solid Oral Dose Operations of Actavis, overseeing 450 employees and the production of more than 100 products. From 2007 to 2009, Mr. Plassche was the Senior Director of Manufacturing for PAR Pharmaceuticals, overseeing 200 employees and the production of more than 70 products. From 1990 – 2007, Mr. Plassche was employed by Schering-Plough, progressing steadily through multiple disciplines, locations and technical operations sectors with increasing levels of responsibility. Mr. Plassche has a Bachelors Degree in Economics from Rochester University.

There are no family relationships between any of our directors and executive officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our Officers, Directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we found that, during the fiscal year ended March 31, 2015, Mr. Douglass Plassche filed Form 3 late on Form 5 and reported two transactions late on this Form 5.

Committees of the Board

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee.

Audit Committee

During Fiscal 2015, the members of the Audit Committee were Jeffrey Whitnell (Chairman of the Audit Committee), and Dr. Barry Dash. We deem Messrs. Whitnell and Dash to be independent and Mr. Whitnell to be qualified as an audit committee financial expert. The Board of Directors has determined that Messrs. Whitnell and Dash are independent directors as (i) defined in Rule 10A-3(b)(1)(ii) under the Exchange Act and (ii) under Sections 803A(2) and 803B(2)(a) of the NYSE MKT LLC Company Guide (although our securities are not listed on the NYSE MKT LLCE or any other national exchange).

Nominating Committee

During Fiscal 2014, the members of the Nominating Committee were Dr. Barry Dash and Jeenarine Narine. There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our last Annual Report on Form 10-K.

Compensation Committee

During Fiscal 2015, the members of the Compensation Committee were Dr. Barry Dash (Chairman of the Nominating Committee), Dr. Ashok Nigalaye and Jeffrey Whitnell. Please note that Dr. Nigalaye resigned as a Director on June 5, 2015.

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

Role of the Compensation Committee

The Company formed the Compensation Committee in June 2007. Since the formation of the Compensation Committee all elements of the executives’ compensation are determined by the Compensation Committee, which is comprised of a two independent non-employee directors, and one director who is also the Company’s Chief Scientific Officer. However, the Compensation Committee’s decisions concerning the compensation of the Company’s Chief Executive Officer are subject to ratification by the independent directors of the Board of Directors. As of March 31, 2015, the members of the Compensation Committee were Barry Dash, Ashok Nigalaye and Jeffrey Whitnell. The Committee operates pursuant to a charter. Under the Compensation Committee charter, the Compensation Committee has authority to retain compensation consultants, outside counsel, and other advisors that the committee deems appropriate, in its sole discretion, to assist it in discharging its duties, and to approve the terms of retention and fees to be paid to such consultants. The Compensation Committee did not engage any advisors. Please note that Dr. Ashok Nigalaye resigned as a Director on June 5, 2015.

Named Executive Officers and Key Employees

The named executive officers and key employees for the fiscal year ended March 31, 2015 were:

•                     Nasrat Hakim, Chief Executive Officer and President for the full year.

•                     Carter J. Ward, Chief Financial Officer, Secretary and Treasurer for the full year.

•                     Douglas Plassche, Executive Vice President for the full year.

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

We do not presently provide the Named Executive Officers with any plan or arrangement, other than those that may be contained in employment contracts, in connection with any termination, including, without limitation, through retirement, resignation, severance or constructive termination (including a change in responsibilities) of such Named Executive Officer’s employment with the Company.

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

On January 1, 2014, Mr. Ward’s compensation was adjusted to include a total compensation of $180,000, consisting of $150,000 being paid in accordance with the Company’s payroll practices and $30,000 being paid by the issuance of restricted shares of Common Stock in lieu of cash.

On March 1, 2015, Mr. Ward’s compensation was adjusted to include a total compensation of $187,200, consisting of $157,200 being paid in accordance with the Company’s payroll practices and $30,000 being paid by the issuance of restricted shares of Common Stock in lieu of cash.

The Common Stock component of Mr. Ward’s compensation is to be computed on a quarterly basis, with the number of shares issued being equal to the quotient of the quarterly amount due, divided by the average daily closing price of the Company’s Common Stock for the quarter just ended.

Douglas Plassche

On July 20, 2013, the Company entered into an employment agreement with Mr. Douglas Plassche (the “Plassche Employment Agreement”). Pursuant to the Plassche Employment Agreement, Mr. Plassche serves as an at-will employee, in the position of Vice President of Operations, commencing on August 12, 2013. The Plassche Employment Agreement includes a total base compensation of $236,000, consisting of $211,000 being paid in accordance with the Company’s payroll practices and $25,000 being paid by the issuance of restricted shares of Common Stock in lieu of cash. Mr. Plassche is also eligible for an annual bonus in cash and/or equity based awards for up to an equivalent of 30% of base salary, with such annual bonus being granted based upon the achievement of agreed milestones and at the discretion of the Company and its Chief Executive Officer. In addition, pursuant to the Plassche Employment Agreement, he was granted options to purchase 3,000,000 shares of Common Stock, at a price of $ 0.07 per share, (the closing price of the Common Stock on the date of the Plassche Employment Agreement). The options were issued pursuant to the 2004 Employee Stock Option Plan and vest over a period of three years with the vesting period commencing one year from the date of issuance.

Mr. Plassche’s employment is terminable by either party. If the Company terminates Mr. Plassche without cause, Mr. Plassche is entitled to an amount equal to six months of base annual salary in effect upon the date of termination.

On March 1, 2015, Mr. Plassche’s compensation was adjusted to include a total base compensation of $249,800, consisting of $224,800 being paid in accordance with the Company’s payroll practices and $25,000 being paid by the issuance of restricted shares of Common Stock in lieu of cash.

The Common Stock component of Mr. Plassche’s compensation is to be computed on a quarterly basis, with the number of shares issued being equal to the quotient of the quarterly amount due, divided by the average daily closing price of the Company’s Common Stock for the quarter just ended.

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

Potential Payments Upon Termination or Change of Control

We do not presently provide the Named Executive Officers with any plan or arrangement, other than those that may be contained in the employment contracts of Mr. Nasrat Hakim and Mr. Douglass Plassche, as above, in connection with any termination, including, without limitation, through retirement, resignation, severance or constructive termination (including a change in responsibilities) of such Named Executive Officer’s employment with the Company.

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

Compensation of named executive officers

Summary Compensation Table
Name and Principal Position	Fiscal Year		Salary ($)		Bonus ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Nasrat Hakim, President and Chief Executive Officer(2)
	2015	(1)	350,000	(3)	350,000	(4)	---		18,000	(5)	718,000
	2014	(1)	233,254	(3)	233,254	(4)	---		12,000	(5)	478,507

Jerry Treppel, Chief Executive Officer and Chairman of the Board of Directors(6)
	2015	(1)	---		---		---		30,000	(7)	30,000
	2014	(1)	---		---		---		30,000	(7)	30,000

Chris Dick, President and Chief Operating Officer(8)
	2015	(1)	---		---		---		---		---
	2014	(1)	39,787	(9)	---		---		1,400	(5)	33,768

Carter J. Ward, Chief Financial Officer
	2015	(1)	180,600	(10)	36,000	(11)	---		---		216,600
	2014	(1)	168,750	(10)	---		---		---		168,750

Douglas Plassche, Executive Vice President(12)
	2015	(1)	231,150	(13)	69,000	(14)	---		6,000	(5)	306,150
	2014	(1)	146,948	(13)	23,926	(14)	202,497	(15)	3,750	(5)	377,121

(1)	Represents the fiscal years ended March 31, 2015 and 2014, respectively.

(2)	Mr. Hakim joined the Company in August 2013.

(3)

Represents total salaries due to Mr. Hakim pursuant to the Hakim Employment Agreement, with all such amounts to be paid via the issuance of Common Shares in lieu of cash.

A total of 802,745 shares of Common Stock were issued to, and 366,061 shares of Common Stock are due and owing to Mr. Hakim for salaries earned by Mr. Hakim during Fiscal 2015.

A total of 1,528,822 shares of Common Stock were issued to Mr. Hakim for salaries earned during the portion of Fiscal 2014 that Mr. Hakim was employed by the Company.

(4)

Represents bonuses paid to Mr. Hakim pursuant to the Hakim Employment Agreement, with all such bonuses being paid via the issuance of Common Shares in lieu of cash.

A total of 802,745 shares of Common Stock were issued to, and 366,061 shares of Common Stock are due and owing to Mr. Hakim for bonuses earned by Mr. Hakim during Fiscal 2015.

A total of 1,528,822 shares of Common Stock were issued to Mr. Hakim for bonuses earned during the portion of Fiscal 2014 that Mr. Hakim was employed by the Company.

(5)	Represents amounts paid for auto allowance.

(6)	Mr. Treppel stepped down from his position as Chief Executive Officer in August 2013 and is currently the Chairman of the Board of Directors.

(7)

Represents compensation due to Mr. Treppel for his service as Chairman of the Board of Directors. Mr. Treppel received no salary or additional compensation for his service as Chief Executive Officer. Compensation due to Mr. Treppel is paid via the issuance of Common Stock, pursuant to the Company’s Director compensation policy.

A total of 68,807 shares of Common Stock were issued to, and 31,377 shares of Common Stock are due and owing to Mr. Treppel for Chairman fees earned during Fiscal 2015.

A total of 349,062 shares of Common Stock were issued to Mr. Treppel for Chairman fees earned during Fiscal 2014.

(8)	Mr. Dick stepped down from his position as President and Chief Operating Officer in May 2013.

(9)	Represents salaries due to Mr. Dick for the period beginning on April 1, 2013 and ending with Mr. Dick’s resignation on May 24, 2013, and consists of $27,951 in salaries paid in accordance with the Company’s payroll practices and $11,836 being paid via the issuance of 150,390 shares of Common Stock in lieu of cash, with the amount of shares being equal to the quotient of the amount due divided by the simple average of the closing prices on the Company’s Common Stock for each day of the period just ended, pursuant to the employment agreement with Mr. Dick and with

(10)

Represents total salaries due to Mr. Ward pursuant to the Ward Employment Agreement.

Fiscal 2015 salaries consist of $150,600 being paid in accordance with the Company’s payroll practices and $30,000 being paid via the issuance of Common Stock in lieu of cash.

Fiscal 2014 salaries consist of $131,250 being paid in accordance with the Company’s payroll practices and $30,000 being paid via the issuance of Common Stock in lieu of cash.

A total of 68,807 shares of Common Stock were issued to, and 31,377 shares of Common Stock are due and owing to Mr. Ward for salaries earned during Fiscal 2015.

A total of 349,062 shares of Common Stock were issued to Mr. Ward for salaries earned during Fiscal 2014.

(11)	Discretionary bonuses awarded by the Chief Executive Officer

(12)	Mr. Plassche joined the Company in August 2013.

(13)

Represents total salaries due to Mr. Plassche pursuant to the Plassche Employment Agreement.

Fiscal 2015 salaries consist of $206,150 being paid in accordance with the Company’s payroll practices and $25,000 being paid via the issuance of Common Stock in lieu of cash.

Fiscal 2014 salaries consist of $137,222 being paid in accordance with the Company’s payroll practices and $9,726 being paid via the issuance of Common Stock in lieu of cash, with such salaries being earned during the portion of Fiscal 2014 that Mr. Plassche was an employee of the Company.

A total of 57,339 shares of Common Stock were issued to, and 26,147 shares of Common Stock are due and owing to Mr. Plassche for salaries earned during Fiscal 2015.

A total of 101,282 shares of Common Stock were issued to Mr. Plassche for salaries earned during the portion of Fiscal 2014 that Mr. Plassche was employed by the Company.

(14)	Cash bonuses paid pursuant to the Plassche Employment Agreement.

(15)

Options to purchase 3,000,000 shares of Common Stock granted pursuant to the Plassche Employment Agreement.

The options include a purchase price equal to the closing price of the Company’s Common Stock as of the date of the Plassche Employment and vest in 3 equal, annual increments, beginning on the date that is one year after the date of the Plassche Employment Agreement.

Value of the options granted was determined by applying the Black Scholes model for the valuation of options.

Outstanding Equity Awards at March 31, 2015

Name	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)		Options Exercise Price ($)	Option Expiration Date
Carter Ward	200,000	---	---		0.10	1/17/2020
Carter Ward	100,000	---	50,000	(1)	0.12	6/19/2022
Douglas Plassche	1,000,000	---	2,000,000	(2)	0.07	7/23/2023

(1)	Options vest in June of 2015.

(2)	Options vest in equal increments in July 2015 and July 2016.

DIRECTOR COMPENSATION

The following table sets forth information concerning director compensation for the year ended March 31, 2015

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Barry Dash	---	20,000	(1)	---	---	---	---	20,000

Ashok Nigalaye	---	20,000	(1)	---	---	---	---	20,000

Jeenarine Narine	---	20,000	(1)	---	---	---	---	20,000

Jeffrey Whitnell	---	20,000	(1)	---	---	---	---	20,000

Jerry Treppel	---	30,000	(2)	---	---	---	---	30,000

(1)

Represents directors fees earned during the fiscal year ended March 31, 2015, with such fees being paid via the issuance of shares of Common Stock, pursuant to the Company’s policy regarding payment of Director’s fees.

A total of 45,871 shares of Common Stock were issued to, and 20,918 shares of Common Stock are due and owing to each Director in payment of Director’s fees earned during the fiscal year ended March 31, 2015.

(2)

Represents the Chairman’s fee due to Mr. Treppel for his service as Chairman of the Board of Directors. A total of 68,807 shares of Common Stock were issued to, and 31,377 shares of Common Stock are due and owing to, Mr. Treppel in payment of Chairman’s fees earned during the fiscal year ended March 31, 2015.

Please note that Mr. Treppel also served as Chief Executive Officer up to August 2, 2013, and is accordingly also included in the above schedule disclosing the compensation of named executive officers. Mr. Treppel, however, received no additional salary or additional compensation above the Chairman’s fee, for his service as Chief Executive Officer. Accordingly, the amounts listed in this table represent the same payments listed in the above table related to the compensation of named executive officers. In addition, Dr. Nigalaye resigned as a director on June 5, 2015.

Director Fee Compensation

The Company’s policy regarding director fees is as follows: ((i) Directors who are employees or consultants of the Company (and/or any of its subsidiaries), except for Mr. Jerry Treppel, Chief Executive Officer and Dr. Ashok Nigalaye, former Chief Scientific Officer, receive no additional remuneration for serving as directors or members of committees of the Board; (ii) all Directors are entitled to reimbursement for out-of-pocket expenses incurred by them in connection with their attendance at the Board or committee meetings; (iii) Directors who are not employees or consultants of the Company (and/or any of its subsidiaries) receive $20,000 annual retainer fee, payable on a quarterly basis, in arrears for their service on the Board and all committees; (iv) The Chairman of the Board receives a $30,000 annual retainer fee, payable on a quarterly basis, in arrears, for his/her service as Chairman of the Board of Directors; (v) Directors and the Chairman do not receive any additional compensation for attendance at or chairing of any meetings. (vi) Mr. Jerry Treppel receives no additional compensation, above the annual retainer fee due to the Chairman of the Board, for his services as Chief Executive Officer (vii) Dr. Ashok Nigalaye received no additional compensation, above the annual retainer fee due to Directors, for his services as Chief Scientific Officer. (viii) All Director and Chairman fees are paid via the issuance of Common Stock of the Company, in lieu of cash, as described below.

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

Members of the Board of Directors during the fiscal years ended March 31, 2015 and March 31, 2014 did not receive any options or equity compensation for serving as directors other than shares of Common Stock earned in lieu of cash in relation to Director and Chairman fees due.

Other

The Company’s Articles of Incorporation provide for the indemnification of each of the Company’s directors to the fullest extent permitted under Nevada General Corporation Law.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 8, 2015 (except as otherwise indicated), regarding beneficial ownership of our Common Stock and our Series I Preferred Stock by (i) each person who is known by us to own beneficially more than 5% of each such class, (ii) each of our directors, (iii) each of our executive officers and (iv) all our directors and executive officers as a group. As of June 8, 2015, we had 658,319,047 shares of Common Stock outstanding (exclusive of 100,000 treasury shares) and 100.000 shares of Series I Preferred Stock outstanding. On any matter presented to the holders of our Common Stock for their action or consideration at any meeting of our Shareholders, each share of Common Stock entitles the holder to one vote and each share of Series I Preferred Stock entitles the holder to the number of votes equal to the number of shares of Common Stock into which such share of Series I Preferred Stock is convertible (1,428,571.4 per whole share).

As used in the table below and elsewhere in this report, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following June 8, 2015. Except as otherwise indicated, the Shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address	Amount and Nature of Beneficial Ownership				Percent (%) of Voting Securities
Of			Series I		Beneficially
Beneficial Owner of Common Stock	Common Stock		Preferred Stock		Owned
Nasrat Hakim, President Chief Executive Officer and Director*	22,504,635	(1)	100.000	(2)	21%

Barry Dash, Director*	1,225,145	(3)	0		**

Jerry Treppel, Chairman of the Board *	9,835,644	(4)	0		1%

Ashok G. Nigalaye(6)*	59,350,990	(5)	0		7%

Jeenarine Narine, Director *	48,136,542	(7)	0		6%

Jeffrey Whitnell, Director *	1,056,790	(8)	0		**

Carter J. Ward, Chief Financial Officer *	3,316,349	(9)	0		**

Douglas Plassche, Executive Vice President *	1,099,238	(10)	0		**

All Directors and Officers as a group	146,075,333	(11)	100.000	(2)	35%

 ________________________

* The address is c/o Elite Pharmaceuticals Inc., 165 Ludlow Avenue, Northvale, NJ 07647.

** Less than 1%

(1)	Includes 21,772,514 shares of Common Stock held as per the most recent Form 4 filing, 732,121 shares of Common Stock due and owing to Mr. Hakim as of March 31, 2015 (the latest practicable date) for compensation earned pursuant to Mr. Hakim’s employment agreement with the Company.

(2)	Series I Preferred Stock are convertible into Common Stock, with each share of Series I Preferred being convertible into 1,428,571 shares of Common Stock. Series I Preferred Stock also include voting rights of one vote for each Common Stock equivalent share.

(3)	Includes 1,084,229 shares of Common Stock held as per the most recent Form 4 filing and 20,916 shares of Common Stock due and owing to Dr. Dash as of March 31, 2015 (the latest practicable date) for Directors fees accrued as of such date and vested options to purchase 120,000 shares of Common Stock.

(4)	Includes 9,354,269 shares of Common Stock held as per the most recent Form 4 filing and 31,375 shares of Common Stock due and owing to Mr. Treppel as of March 31, 2015 (the latest practicable date) for Chairman fees accrued as of such date.

(5)	Includes 40,442,230 shares of Common Stock held as per the most recent Form 4 filing, 20,916 shares of Common Stock due and owing to Dr. Nigalaye as of March 31, 2015 (the latest practicable date) for Directors fees accrued as of such date, and warrants to purchase 18,887,844 shares of Common Stock.

(6)	Dr. Nigalaye resigned from the Board of Directors and as Chief Scientific Officer on June 5, 2015.

(7)	Includes 31,269,108 shares of Common Stock held as per the most recent Form 4 filing, 20,916 shares of Common Stock due and owing to Mr. Narine as of March 31, 2015 (the latest practicable date) for Directors fees accrued as of such date, and warrants to purchase 16,846,518 shares of Common Stock.

(8)	Includes 1,035,874 shares of Common Stock held as per the most recent Form 4 filing and 20,916 shares of Common Stock due and owing to Mr. Whitnell as of March 31, 2015 (the latest practicable date) for Directors fees accrued as of such date.

(9)	Includes 2,318,307 shares of Common Stock held as per the most recent Form 4 filing, 31,375 shares of Common Stock due and owing to Mr. Ward as of March 31, 2015 (the latest practicable date) for salaries earned pursuant to Mr. Ward’s employment agreement with the Company, vested options to purchase 300,000 shares of Common Stock and warrants to purchase 666,667 shares of Common Stock.

(10)	Includes 73,094 shares of Common Stock held as per the most recent Form 4 filing, 26,144 shares of Common Stock due and owing to Mr. Plassche as of March 31, 2015 (the latest practicable date) for salaries earned pursuant to Mr. Plassche’s employment agreement with the Company, and vested options to purchase 1,000,000 shares of Common Stock.

(11)	Includes 107,349,625 shares of Common Stock held, as per the applicable most recent Form 4 filings, 904,679 shares of Common Stock due and owing as of March 31, 2015 (the latest practicable date) for Chairman fees, directors fees and salaries accrued as of such date, vested options to purchase 1,420,000 shares of Common Stock and warrants to purchase 36,401,029 shares of Common Stock

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Related Person Transactions

Transactions with Nasrat Hakim and Mikah Pharma LLC

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

On August 27, 2010, Elite executed an asset purchase with Mikah (the “Naltrexone Agreement”). Pursuant to the Naltrexone Agreement, Elite acquired from Mikah the Abbreviated New Drug Application number 75-274 (Naltrexone Hydrochloride Tablets USP, 50 mg), and all amendments thereto (the “ANDA”), that have to date been filed with the FDA seeking authorization and approval to manufacture, package, ship and sell the products described in the ANDA within the United States and its territories (including Puerto Rico) for aggregate consideration of $200,000. In lieu of cash, Mikah agreed to accept from Elite product development services to be performed by Elite, and entered into a Development and License Agreement dated August 27, 2010 between the Company and Mikah (the “Mikah Development Agreement”). A current report on form 8-K was filed on August 27, 2010 in relation to this announcement, such filing being incorporated herein by this reference. Please also refer to exhibit 10.5 of the Quarterly Report on Form 10-Q filed with SEC on November 15, 2010, such filing being incorporated herein by this reference.

The manufacturing of Naltrexone 50mg was successfully transferred to the Company’s Northvale facility, and the first commercial shipment of this product was made in September 2013.

On January 28, 2015, the Mikah Development Agreement was terminated by mutual agreement of the parties thereto. Pursuant to the Mikah Development Agreement, Mikah made advance consideration payments to the Company totaling $200,000 in exchange for product development services to be provided at a future date. Subsequent to the execution of the Mikah Development Agreement, and before any development milestones were achieved, the sole owner of Mikah, Mr. Nasrat Hakim, became the President and Chief Executive Officer of the Company. Mikah has accordingly ceased operating and is in the process of winding down and liquidating its assets.

Any further development of the product related to the Mikah Development Agreement will belong to the Company, although there can be no assurances that such development will occur or be successful.

The Mikah Development Agreement required that the consideration paid in advance to the Company be refunded in the event of no milestones being achieved. Mr. Hakim, as owner of Mikah, has directed that the $200,000 refund due to Mikah not be paid currently, but rather be added to the amounts due under the Hakim Credit Line.

For further details on the Mikah Development Agreement, please see Exhibit 10.85 of the Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, with such filing being herein incorporated by reference.

On October 15, 2013, we entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Nasrat Hakim, our President and CEO. For details on the Hakim Credit Line, please see “Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Hakim $1,000,000 Bridge Revolving Credit Line” above, the notes to these financial statements, as well as Exhibit 10.16 of the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2013, the Current Report on Form 8-K filed with the SEC on October 16, 2013 and Exhibit 10.84 of the Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, with all such filings being herein incorporated by reference.

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

Strategic Alliance Agreement/Transactions with Epic Pharma LLC and Epic Investments LLC

On March 18, 2009, the Company entered into the Epic Strategic Alliance Agreement with Epic Pharma, LLC and Epic Investments, LLC, a subsidiary controlled by Epic Pharma LLC. The Strategic Alliance Agreement expired on June 4, 2012. For more information on the Epic Strategic Alliance Agreement please see our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009 and June 5, 2009, which disclosures are incorporated herein by reference. Ashok G. Nigalaye, Jeenarine Narine and Ram Potti, each were elected as members of our Board of Directors, effective June 24, 2009, as the three directors that Epic was entitled to designate for appointment to the Board pursuant to the terms of the Epic Strategic Alliance Agreement. Mr. Potti resigned from his position as Director of the Company on December 31, 2012 and Dr. Nigalaye resigned as a Company Director on June 5, 2015. Messrs. Nigalaye, Narine and Potti are also officers of Epic Pharma, LLC, in the following capacities:

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

With regards to synergies related to raw materials usage, the strategic alliance allowed the Company to purchase such raw materials from Epic, at the Epic acquisition cost, without markup. In all cases, the acquisition cost of Epic was lower than those costs available to the Company, mainly as a result of efficiencies of scale generated by significantly larger volumes purchased by Epic during the course of their normal operations. During Fiscal 2015 and Fiscal 2014, an aggregate amount of zero and $9,009, respectively, in such materials was purchased from Epic Pharma LLC. All purchases were at Epic Pharma’s acquisition cost, without markup and evidenced by supporting documents of Epic Pharma LLC’s acquisition cost.

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

During Fiscal 2015, an aggregate amount of $7,937 was paid to Epic as reimbursement for costs associated with facility maintenance, engineering and regulatory resources utilized by the Company. During Fiscal 2014, an aggregate amount of $30,835 was paid to Epic as reimbursement for costs associated with facility maintenance, engineering and regulatory resources utilized by the Company.

During Fiscal 2014, the Company did not incur contract manufacturing and/or packaging costs from Epic Pharma. During Fiscal 2014, the Company incurred a total of $29,668 in contract manufacturing and/or packaging costs to Epic Pharma for the Company’s Phentermine, Hydromorphone, Methadone and Immediate Release Lodrane products.

Total purchases from Epic by the Company during the fiscal years ended March 31, 2015 and 2014 were $7,937 and $69,512, respectively.

Manufacturing and Licensing Agreement with Epic Pharma LLC

On October 2, 2013, Elite executed the Epic Pharma Manufacturing and License Agreement. This agreement granted Epic Pharma certain rights to manufacture, market and sell in the United States and Puerto Rico the 12 approved ANDAs acquired by Elite pursuant to the Mikah Purchase Agreement. Of the 12 approved ANDAs, Epic Pharma will have the exclusive right to market six products as listed in Schedule A of the Epic Pharma Manufacturing and License Agreement, and a non-exclusive right to market six products as listed in Schedule D of the Epic Pharma Manufacturing and License Agreement. Epic Pharma is responsible for all regulatory and pharmacovigilance matters related to the products and for all costs related to the site transfer for all products. Pursuant to the Epic Pharma Manufacturing and License Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Epic Pharma Manufacturing and License Agreement, earned by Epic Pharma a result of sales of the products. The manufacturing cost used for the calculation of the license fee is a predetermined amount per unit plus the cost of the drug substance (API) and the sales cost for the calculation is predetermined based on net sales. If Elite manufactures any product for sale by Epic Pharma, then Epic Pharma shall pay to Elite that same predetermined manufacturing cost per unit plus the cost of the API. The license fee is payable monthly for the term of the Epic Pharma Manufacturing and License Agreement. Epic Pharma shall pay to Elite certain milestone payments as defined by the Epic Pharma Manufacturing and License Agreement. To date, milestones totaling $1,000,000 have been earned and received in relation to the signing of the Epic Pharma Manufacturing and License Agreement and the filing and approval by the FDA of supplements relating to the transfer of manufacturing site for Isradipine 2.5mg and Isradipine 5mg. The term of the Epic Pharma Manufacturing and License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Twelve months following the launch of a product covered by the Epic Pharma Manufacturing and License Agreement, Elite may terminate the marketing rights for any product if the license fee paid by Epic Pharma falls below a designated amount for a six month period of that product. Elite may also terminate the exclusive marketing rights if Epic Pharma is unable to meet the annual unit volume forecast for a designated product group for any year, subject to the ability of Epic Pharma, during the succeeding six month period, to achieve at least one-half of the prior year’s minimum annual unit forecast. The Epic Pharma Manufacturing and License Agreement may be terminated by mutual agreement of Elite and Epic Pharma, as a result of a breach by either party that is not cured within 60 days notice of the breach, or by Elite as a result of Epic Pharma becoming a party to a bankruptcy, reorganization or other insolvency proceeding that continues for a period of 30 days or more.

Sales and Distribution Licensing Agreement with Epic for Abuse-Deterrent ELI-200

On June 4, 2015, Elite Pharmaceuticals Inc. and its wholly-owned subsidiary Elite Laboratories, Inc. (collectively, “Elite”) executed an exclusive License Agreement (the “Agreement”) with Epic Pharma LLC. (“Epic”), to market and sell in the United States, ELI-200, an undisclosed opioid with sequestered naltrexone capsules, owned by Elite. Epic will have the exclusive right to market ELI-200 and its various dosage forms as listed in Schedule A of the Agreement (the “Products”). Epic is responsible for all regulatory and pharmacovigilance matters related to the products. Pursuant to the Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of net profit of the Products as defined in the Agreement by Epic. Elite will manufacture the product for sale by Epic on a cost plus basis and both parties agree to execute a separate Manufacturing and Supply Agreement. The license fee is payable quarterly for the term of the Agreement. Epic shall pay to Elite certain milestone payments as defined by the Agreement. The first milestone payment was due and was received upon signing the agreement. Subsequent milestone payments are due upon the filing of a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for the Products and upon receipt of the approval letter for the NDA from the FDA. The term of the License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Elite can terminate the Agreement on 90 days’ written notice in the Event that Epic does not pay to Elite certain minimum annual license fees over the initial five year term of the Agreement. Either party may terminate this Agreement upon a material breach and failure to cure that breach by the other party within a specified period.

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

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Demetrius for the audits of our financial statements and interim reviews of our quarterly financial statements for Fiscal 2015 and Fiscal 2014.

	Fiscal 2015	Fiscal 2014
Audit Fees	103,600	81,150
Audit-Related Fees	4,000	6,400
Tax Fees	500	---
All Other Fees	---	1,150

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

The Audit Committee has determined that Demetrius’ rendering of these audit-related services was compatible with maintaining auditor’s independence. The Board of Directors considered Demetrius to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in Fiscal 2015 and 2014.

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

(2) The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013 .

3.1(p)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(q)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Product Development and Commercialization Agreement, dated as of June 21, 2005, between the Company and IntelliPharmaceutics, Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated June 21, 2005 and originally filed with the SEC on June 27, 2005, as amended on the Current Report on Form 8-K/A filed September 7, 2005, as further amended by the Current Report on Form 8-K/A filed December 7, 2005 (Confidential Treatment granted with respect to portions of the Agreement).

10.5	Agreement, dated December 12, 2005, by and among the Company, Elite Labs, and IntelliPharmaCeutics Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated December 12, 2005, and originally filed with the SEC on December 16, 2005, as amended by the Current Report on Form 8-K/A filed March 7, 2006 (Confidential Treatment granted with respect to portions of the Agreement).

10.6	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.10	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.11	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.12	Form of Registration Rights Agreement, between the Registrant and signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.13	Form of Placement Agent Agreement, between the Registrant and Indigo Securities, LLC, incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated March 15, 2006, and filed with the SEC on March 16, 2006.

10.14	Financial Advisory Agreement between the Registrant and Indigo Ventures LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K dated July 12, 2006 and filed with the SEC on July 18, 2006.

10.15	Product Collaboration Agreement between the Registrant and ThePharmaNetwork LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated November 10, 2006 and filed with the SEC on November 15, 2006. (Confidential Treatment granted with respect to portions of the Agreement).

10.16	Strategic Alliance Agreement among the Registrant, VGS Pharma (“VGS”) and Veerappan S. Subramanian (“VS”), incorporated by reference as Exhibit 10(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.17	Advisory Agreement, between the Registrant and VS, incorporated by reference as Exhibit 10(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.18	Registration Rights Agreement between the Registrant, VGS and VS, incorporated by reference as Exhibit 10(c) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.19	Employment Agreement between Novel Laboratories Inc. (“Novel”) and VS, incorporated by reference as Exhibit 10(d) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.20	Stockholders’ Agreement between Registrant, VGS, VS and Novel, incorporated by reference as Exhibit 10(e) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.21	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.22	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.23	Form of Placement Agent Agreement, between the Company and Oppenheimer & Company, Inc., incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.24	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.25	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.26	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.27	Form of Securities Purchase Agreement, between the Company and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.28	Form of Placement Agent Agreement, between the Company, ROTH Capital Partners, LLC and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.29	Separation Agreement and General Release of Claims, dated as of October 20, 2008, by and between the Company and Stuart Apfel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.30	Consulting Agreement, dated as of October 20, 2008, by and between the Company and Parallex Clinical Research, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.31	Separation Agreement and General Release of Claims, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.32	Consulting Agreement, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.33	Separation Agreement and General Release of Claims, dated as of November 5, 2008, by and between the Company and Bernard J. Berk, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 6, 2008 and filed with the SEC on November 6, 2008.

10.34	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.35	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.36	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.37	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.38	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.39	Employment Agreement, dated as of November 13, 2009, by and between the Company and Chris Dick, , incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.40	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.41	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.42	Stipulation of Settlement and Release, dated as of June 25, 2010, by and among the Company, Midsummer Investment, Ltd., Bushido Capital Master Fund, LP, BCMF Trustees, LLC, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.43	Amendment Agreement, dated as of June 25, 2010, by and among the Company, and the investors signatory thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.44	Amendment Agreement, dated as of June 2010, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.45	Asset Purchase Agreement dated as of May 18, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010.

10.46	Asset Purchase Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.47	Master Development and License Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.48	Purchase Agreement, dated as of September 10, 2010, by and among Epic Pharma LLC and the Company, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.49	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.50	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.51	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.52	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.53	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.54	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.55	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.56	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.57	Securities Purchase Agreement with Socius dated December 30, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.58	Amendment to Agreement with Socius dated February 28, 2012, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed with the SEC February 29, 2012.

10.59	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.60	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.61	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.62	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.63	Development And License Agreement between the Company and a Hong Kong-based client dated March 16, 2012 incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the SEC on June 29,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.64	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.65	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.66	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.67	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.68	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.69	Revised Schedule 1 to the August 1, 2013 Mikah LLC Asset Purchase Agreement (revised to remove confidential treatment with regard to one item set forth thereon) incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the period ending December 31, 2013, filed with the SEC on February 14, 2014.

10.70	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.71	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.72	Termination of June 2011, Manufacturing and Supply Agreement between Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.15 of the Quarterly Report on Form 10-Q for the period ending December 31, 2014 and filed with the SEC on February 14, 2014.

10.73	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.74	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.75	August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC, incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 and filed with the SEC on November 14, 2013

10.76	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.77	February 7,2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.78	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.79	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.80	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.81	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.82	January 19, 2015 Second Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 and First Amendment to the TPN-Elite Manufacturing and Supply Agreement dated September 21, 2012, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014, and filed with the SEC on February 17, 2015. Confidential Treatment granted with respect to portions of the Agreement.

10.83	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.84	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015 .

10.85	June 4, 2015 License Agreement with Epic Pharma LLC. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.**

21	Subsidiaries of the Company.**

23	Consent of Demetrius Berkower LLC, Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following materials from Elite Pharmaceuticals’ Annual Report on Form 10-K, related to the audited financial statements as and for the fiscal years ended March 31, 2014 and 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.**

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

Dated: June 15, 2015

By:	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer

Dated: June 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nasrat Hakim	Chief Executive Officer and President	June 15, 2015

/s/ Jerry Treppel	Chairman of the Board of Directors	June 15, 2015

/s/ Carter J. Ward	Chief Financial Officer, Treasurer, Secretary	June 15, 2015

/s/ Barry Dash	Director	June 15, 2015

/s/ Jeenarine Narine	Director	June 15, 2015

/s/ Jeffrey Whitnell	Director	June 15, 2015

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and

Shareholders of Elite Pharmaceuticals, Inc. & Subsidiary

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. and Subsidiary (“the Company”) as of March 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended March 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Pharmaceuticals, Inc. and Subsidiary as of March 31, 2015 and 2014 and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Elite Pharmaceuticals, Inc. and Subsidiary’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 15, 2015, expressed an adverse opinion.

/s/Demetrius Berkower LLC

Wayne, New Jersey

June 15, 2015

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2015 and 2014

	2015	2014
ASSETS
CURRENT ASSETS
Cash	$7,464,180	$6,941,777
Accounts receivable (net of allowance for doubtful accounts of $272,620 and $134,083 respectively)	1,446,441	732,076
Inventories	3,032,001	1,932,486
Prepaid expenses and other current assets	388,061	318,424

Total Current Assets	12,330,683	9,924,763

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,074,117 and $5,508,377, respectively	6,401,802	4,199,602

INTANGIBLE ASSETS	6,381,774	6,349,922

OTHER ASSETS
Investment	—	3,329,322
Security deposits	198,481	16,314
Restricted cash – debt service for EDA bonds	388,959	265,043
EDA bond offering costs, net of accumulated amortization of $135,874 and $121,697, respectively	218,579	232,756

Total Other Assets	806,019	3,843,435

TOTAL ASSETS	$25,920,279	$24,317,722

See accompanying notes

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2015 and 2014

	2015	2014
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of EDA bonds payable	$210,000	$3,385,000
Short term loans and current portion of long-term debt	265,165	18,870
Related Party Lines of Credit	583,071	528,750
Accounts payable and accrued expenses	3,997,528	2,214,871
Deferred revenues – current	13,333	13,333
Total Current Liabilities	5,069,097	6,160,824

LONG TERM LIABILITIES
EDA Bonds Payable – Non Current	2,065,000	—
Deferred revenues	125,557	138,890
Other long term liabilities	629,138	131,144
Derivative liability – preferred shares	35,000,000	60,981,570
Derivative liability – warrants	17,762,573	38,103,446
Total Long Term Liabilities	55,582,268	99,355,050

TOTAL LIABILITIES	60,651,365	105,515,874

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 995,000,000 and 690,000,000 shares, respectively. Issued 631,160,701 shares and 560,242,430 shares, respectively. Outstanding 631,060,701 shares and 560,142,430 shares, respectively.	631,162	560,244

Additional paid-in-capital	161,021,568	143,555,091

Accumulated deficit	(196,076,975)	(225,006,646)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(34,731,087)	(81,198,152)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,920,279	$24,317,722

See accompanying notes

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2015	2014
REVENUES
Manufacturing Fees	$3,870,457	$2,982,400
Licensing Fees	1,139,789	1,536,039
Lab Fee Revenues	5,000	82,937
Total Revenues	5,015,246	4,601,376

COSTS OF REVENUES	3,013,592	3,236,106

Gross Profit	2,001,654	1,365,270

OPERATING EXPENSES
Research and Development	14,727,472	3,959,316
General and Administrative	2,904,114	2,105,725
Non-cash compensation through issuance of stock options	260,045	82,947
Depreciation and Amortization	616,995	500,906
Total Operating Expenses	18,508,626	6,648,894

(LOSS) FROM OPERATIONS	(16,506,971)	(5,283,624)

OTHER INCOME / (EXPENSES)
Interest expense, net	(287,231)	(859,328)
Change in fair value of warrant derivatives	18,447,573	(32,997,869)
Change in fair value of preferred share derivatives	25,602,370	(56,518,425)
Change in fair value of convertible note payable derivative	—	(1,187,879)
Interest expense attributable to preferred share derivatives	—	(40,588)
Gain on Sale of Investment	1,670,685	—
Other Income	—	19,831
Total Other Income / (Expense)	45,433,397	(91,584,258)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	28,926,426	(96,867,882)

CREDIT FOR INCOME TAXES	3,248	292,611

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$28,929,674	$(96,575,271)

NET INCOME (LOSS) PER SHARE
Basic	$0.05	$(0.21)
Diluted	$(0.02)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	591,214,959	463,021,991
Diluted	757,579,152	463,021,991

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

See accompanying notes

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT) EQUITY

FOR THE YEAR ENDED MARCH 31, 2015

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2014	560,242,430	$560,244	$143,555,092	100,000	$(306,841)	$(225,006,646)	$(81,198,152)

Net Income						28,929,674	28,929,674

Common shares sold pursuant to the Lincoln Park Capital purchase agreement	47,172,240	47,172	13,189,452				13,236,624

Common shares issued as commitment shares pursuant to the Lincoln Park Capital purchase agreement	2,566,861	2,567	(2,567)				—

Conversion of Series I Preferred Shares into Common Shares	6,060,000	6,060	2,266,440				2,272,500

Non-cash compensation through the issuance of stock options			260,047				260,047

Costs associated with raising capital (net of adjustments)			(16,365)				(16,365)

Issuance of Common Shares pursuant to the exercise of warrants	11,985,388	11,985	762,868				774,853

Issuance of Common Shares pursuant to the exercise of options	223,334	223	25,777				26,000

Common shares issued in payment of Directors’ Fees	321,611	322	109,678				110,000

Common shares issued in payment of employee salaries	2,518,668	2,519	847,218				849,737

Common shares issued in payment of consulting expenses	70,169	70	23,929				23,999

Balance at March 31, 2015	631,160,701	$631,162	$161,021,568	100,000	$(306,841)	$(196,076,975)	$(34,731,087)

See accompanying notes

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED MARCH 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$28,929,674	$(96,575,269)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	581,855	453,746
Change in fair value of warrant derivative liability	(18,447,573)	32,997,869
Change in fair value of preferred share derivative liability	(25,602,370)	56,518,425
Change in value of convertible note payable derivative	—	1,187,879
Preferred share derivative interest satisfied by the issuance of common stock	—	68,089
Salaries and Directors Fees satisfied by the issuance of common stock	959,737	478,233
Consulting expenses paid via the issuance of common stock	23,999	18,836
Non-cash compensation satisfied by the issuance of common stock and options	260,047	82,947
Non-cash interest expense	—	568,395
Non-cash rent expense	23,703	(49,439)
Non-cash lease accretion	1,526	1,438
Gain on Sale of Investment	(1,670,685)	—
Changes in Assets and Liabilities
Accounts receivable	(714,365)	(66,922)
Inventories	(1,099,518)	(574,340)
Prepaid and other current assets	(147,188)	(169,373)
Accounts payable, accrued expenses and other current liabilities	1,811,258	883,446
Deferred revenues and Customer deposits	(13,333)	(13,333)
Derivative interest payable	—	(27,500)
NET CASH USED IN OPERATING ACTIVITIES	(15,103,233)	(4,216,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,545,131)	(455,323)
Cost of leasehold improvements	(419,887)	(46,945)
Costs incurred for intellectual property assets	(31,853)	(58,178)
Withdrawals from restricted cash, net	(123,916)	2,777
Proceeds from Sale of Investment in Novel	5,000,000	—
NET CASH USED IN INVESTING ACTIVITIES	2,879,213	(557,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Exercise of Cash Warrants and Options	800,853	868,050
Proceeds from draws against related party Credit Lines	54,322	528,750
Payment of NJEDA Bonds	(1,110,000)
Other loan payments	(219,010)	(1,515)
Proceeds from sale of common stock to Lincoln Park Capital	13,236,624	10,000,000
Costs associated with raising capital	(16,365)	(47,987)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,746,424	11,347,299

NET CHANGE IN CASH AND CASH EQUIVALENTS	522,403	6,572,754

CASH AND CASH EQUIVALENTS – beginning of period	6,941,777	369,023
CASH AND CASH EQUIVALENTS – end of period	$7,464,180	$6,941,777

See accompanying notes

Continued on next page

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued from previous page)

	YEARS ENDED MARCH 31,
	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	89,336	$289,494
Cash paid for taxes	2,500	3,099
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Commitment shares issued to Lincoln Park Capital	830,521	1,112,838
Conversion of Preferred Shares to Common Shares	2,272,500	9,825,066
Acquisition of Intellectual Property with convertible note payable	—	5,597,317
Issuance of note payable to related party in payment of balance due on line of credit owed to the same related party	—	600,000
Issuance of Series I Preferred Shares in satisfaction of amounts due on Notes Payable	—	7,953,591
Financing of equipment purchases	804,861	107,960

See accompanying notes

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Elite Pharmaceuticals, Inc. and its wholly-owned subsidiary, Elite Laboratories, Inc. (“Elite Labs”, and collectively, the “Company”) for the years ended March 31, 2015 (“Fiscal 2015”) and 2014 (“Fiscal 2014”). As of March 31, 2015, the financial statements of its wholly-owned entity are consolidated and all significant intercompany accounts are eliminated upon consolidation.

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

Costs incurred to acquire intangible assets such as for the application of patents and trademarks are capitalized and amortized on the straight-line method, based on their estimated useful lives ranging from five to twenty years, commencing upon approval of the patent and trademarks. Such costs are charged to expense if the patent or trademark is unsuccessful.

RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to expense as incurred.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances, which, at times, may exceed the amounts insured by the Federal Deposit Insurance Corp. Uninsured balances at March 31, 2015 are $7,464,180. Management does not believe that there is any significant risk of losses.

The Company in the normal course of business extends credit to its customers based on contract terms and performs ongoing credit evaluations. An allowance for doubtful accounts due to uncertainty of collection is established based on historical collection experience. Amounts are written off when payment is not received after exhaustive collection efforts. During Fiscal 2015 and Fiscal 2014 the Company generated all its revenues from seven and ten companies, respectively. The termination of the contracts with either of such companies will result in the loss of a significant amount of revenues currently being earned.

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

GAAP prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. GAAP requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. No adjustments related to uncertain tax positions were recognized during Fiscal 2015 and Fiscal 2014.

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit. No interest and penalties related to uncertain tax positions were accrued as of March 31, 2015 and March 31, 2014.

The Company operates in multiple tax jurisdictions within the United States of America. Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2015, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2010 and forward, and State, 2006 and forward. The Company did not record unrecognized tax positions for the years ended March 31, 2015 and 2015.

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

The compensation expense recognized for the years ended March 31, 2015 and 2014 was $260,045 and $82,947, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued amended accounting guidance on revenue recognition that will be applied to all contracts with customers. The objective of the new guidance is to improve comparability of revenue recognition practices across entities and to provide more useful information to users of financial statements through improved disclosure requirements. This guidance is effective for annual and interim periods beginning in 2017. Early adoption is not permitted. The Company is currently assessing the impact of adoption on its consolidated financial statements.

NOTE 2	INVENTORIES

Inventories are recorded at the lower of cost or market.  Inventories at March 31, 2015 and 2014 consist of the following:

	2015	2014
Finished Goods	$122,772	$—
Work-in-Process	58,770	409,146
Raw Materials	2,850,459	1,523,341
	$3,032,001	$1,932,487

NOTE 3 -	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2015 and 2014 consists of the following:

	2015	2014
Laboratory manufacturing, and warehouse equipment	$7,593,017	$5,952,084
Office equipment and Software	209,551	95,309
Furniture and fixtures	49,804	49,804
Transportation equipment	66,855	66,855
Land, building and improvements	4,556,692	3,543,927
	12,475,919	9,707,979
Less: Accumulated depreciation	(6,074,117)	(5,508,377)
	$6,401,802	$4,199,602

Depreciation expense amounted to $567,679 and $486,726 for the years ended March 31, 2015 and 2014, respectively.

NOTE 4 -	INTANGIBLE ASSETS

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

As of March 31, 2015 and 2014, the following costs were recorded as intangible assets on the Company’s balance sheet:

	2015	2014
Intangible assets at beginning of fiscal year
Patent application costs	$302,602	$244,424
ANDA acquisitions	6,047,317	450,000
Less: Accumulated Amortization	—	—
Net Intangible Assets at beginning of fiscal year	$6,349,922	$694,424

Intangible asset costs capitalized during the fiscal year
Patent application costs	$31,855	$58,178
ANDA acquisition costs	—	5,597,317
Total cost of intangible assets capitalized	$31,853	$5,655,495

Intangible assets at end of fiscal year
Patent application costs	$334,457	$302,602
ANDA acquisition costs	6,047,317	6,047,317
Less: Accumulated Amortization
Net Intangible Assets	$6,381,774	$6,349,922

The costs incurred in patent applications totaling $31,855 and $58,178 for Fiscal 2015 and Fiscal 2014, respectively, were all related to our abuse resistant and extended release opioid product lines. The Company is continuing its efforts to achieve approval of such patents. Additional costs incurred in relation to such patent applications will be capitalized as intangible assets, with amortization of such costs to commence upon approval of the patents and commercialization of products utilizing the patented technologies.

The ANDA acquisition costs of $450,000 recorded as of the beginning of Fiscal 2014 and included as a part of intangible assets as of March 31, 2014 and March 31, 2013, are related to our acquisition of the ANDA for Phentermine 37.5mg tablets.

The ANDA acquisition costs incurred during Fiscal 2014, totaling approximately $5.6 million consist of 12 approved ANDA’s (the “Mikah Approved ANDAs”) and one ANDA that is under active review with the FDA (the “Mikah ANDA Application Product”) which were acquired from Mikah Pharma LLC (“Mikah”) pursuant an asset purchase agreement between the Company and Mikah dated August 1, 2013 (the “Mikah Asset Purchase Agreement”). A Current Report on Form 8-K was filed with the SEC on August 5, 2013 in relation to the Mikah Asset Purchase Agreement, with such filing being herein incorporated by reference.

NOTE 5	INVESTMENT IN NOVEL LABORATORIES INC.

At the end of 2006, Elite entered into a joint venture with VGS Pharma, LLC (“VGS”) and created Novel Laboratories, Inc. (“Novel”), a privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals. Novel's business strategy is to focus on its core strength in identifying and timely executing niche business opportunities in the generic pharmaceutical area. Elite’s ownership interest in Novel consisted of 9,800 shares of Novel’s Class A Voting Common Stock. As of October 1, 2007, Elite deconsolidated its financial statements from Novel and the investment in Novel was accounted for under the cost method of accounting.

On June 10, 2014, the Company received $5 million in exchange for the 9,800 shares of Novel’s Class A Voting Common Stock owned by the Company. At the time of this transaction, the investment had a book value of $3,329,322, with a gain on sale of investment of $1,670,685 being realized and recorded as an other income item.

NOTE 6 -	NJEDA BONDS

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

The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of March 31, 2015, all of the proceeds were utilized by the Company for such stated purposes.

On July 23, 2014, the Company retired all outstanding Series B notes, at par, along with all accrued interest due and owing as of such date. As of March 31, 2015, there are no amounts due and owing in relation the Series B notes.

Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a Debt Service Reserve Fund of $366,000 in relation to the Series A Notes.

The Debt Service Reserve is maintained in restricted cash accounts that are classified in Other Assets.

Bond issue costs were paid from the bond proceeds and are being amortized over the life of the bonds. These costs and amortization activity are summarized as follows:

Description	Balances As of March 31, 2014	Amortization Expense Current YTD	Balances As of March 31, 2015
Bond Issue Costs	$354,453		$354,453
Accumulated Amortization	(121,697)	(14,177)	(135,874)
Unamortized Balance	$232,756		$218,579

The NJEDA Bonds require the Company to make an annual principal payment on September 1st of varying amounts as specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal at the applicable rate for the semi-annual period just ended.

Balance Sheet Classification of Bond Liability

Due to the issuance of a Notice of Default being received from the Trustee, and as the event of default was not waived or rescinded as of March 31, 2014, the Company classified the entire principal balance due on the NJEDA Bonds as a current liability, as of such date.

During Fiscal 2015, all monetary defaults were cured and accordingly, bond principal amounts scheduled to mature within 12 months of March 31, 2015 were recorded as current liabilities as of such date. All bond principal amounts scheduled to mature on dates later than March 31, 2016 were recorded as non-current liabilities as of March 31, 2015.

Bond financing consisting of the following, as of March 31,

	2015	2014

Refinanced NJEDA Bonds	$2,275,000	$3,385,000

Current portion	(210,000)	(3,385,000

Long term portion, net of current maturities	$2,065,000	$—

Maturities of Bonds for the next five years are as follows:

YEAR ENDING MARCH 31,	AMOUNT
2016	$210,000
2017	220,000
2018	85,000
2019	90,000
2020	95,000
Thereafter	1,575,000
$2,275,000

NOTE 7 -	LOANS PAYABLE AND LONG TERM DEBT

Loans Payable

During the ordinary course of business, the Company has secured loans to support the collateralized financing of fixed asset acquisition, or the renewal of insurance policies. The Company has secured such loans with initial principal amounts totaling $909,477 and $107,960 during Fiscal 2015 and Fiscal 2014, respectively. Payment terms of these loans range from 9 months to 60 months at annual interest rates that range from 5.7% to 13.1%.

Principal amounts scheduled for payment within 12 months of the balance sheet date are classified as current liabilities on the balance sheet.

Principal amounts scheduled for payment on dates later than 12 months after the balance sheet date are classified as non-current liabilities on the balance sheet.

Loans payable and long term debt consisted of the following:

	March 31, 2015		March 31, 2014
	Current	Long- Term	Current	Long- Term
Equipment and Insurance financing loans payable	$265,165	$560,338	$18,870	$87,574

Deferred Rent-135 Ludlow Ave Lease (see note 9)		42,524		18,821

Lease termination costs – 135 Ludlow Ave lease (see note 9)	—	26,275	—	24,749

TOTAL	$265,165	$629,137	$18,870	$131,144

Loan principal payments for the next five years are as follows:

YEAR ENDING MARCH 31,	AMOUNT
2016	$265,165
2017	250,856
2018	137,711
2019	104,676
2020	67,095
Thereafter	—
$825,503

NOTE 8 -	RELATED PARTY LINES OF CREDIT AND NOTES PAYABLE

Hakim $1,000,000 Bridge Revolving Credit Line

On October 15, 2013 (the “Hakim Credit Line Effective Date”), we entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Mr. Nasrat Hakim, our President and CEO. Under the terms of the Hakim Loan Agreement, we have the right, in our sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. Mr. Hakim provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on March 31, 2016, as amended., at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on January 1, April 1, July 1 and October 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Loan Agreement, we may borrow, repay, and reborrow under the Hakim Credit Line through maturity. Amounts borrowed under the Hakim Credit Line will bear interest at the rate of ten percent (10%) per annum.

As of March 31, 2015, the principal balance owed under the Hakim Credit Line was $583,071, with an additional $18,105 in accrued interest being also owed, in accordance with the terms and conditions of the Hakim Credit Line.

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

NOTE 9 -	LEASES OF RENTAL PROPERTIES

The following leases for rental properties were operative during the year ended March 31, 2015:

	135 Ludlow Ave (see notes 10 and 11)
Effective Date	July 1, 2010	(c)

Termination Date	December 31, 2016

Lease term	6 years with 2 tenant renewal options for 5 years each

Rent expense for the 2015 Fiscal Year	$153,430
Rent expense for the 2014 Fiscal Year	$33,820

Minimum 5 Year Lease Payments(a)
Fiscal year ended March 31, 2016(b)	203,850
Fiscal year ended March 31, 2017(b)	155,169
Fiscal year ended March 31, 2018(b)	—
Fiscal year ended March 31, 2019(b)	—
Fiscal year ended March 31, 2020(b)	—
	$359,019

(a)	Minimum lease payments are exclusive of additional expenses related to certain expenses incurred in the operation and maintenance of the premises, including, without limitation, real estate taxes and common area charges which may be due under the terms and conditions of the lease.

(b)	Minimum lease payments calculated for the initial term of the lease only, with such initial term expiring on December 31, 2016.
(c)	Inclusive of a modification of lease agreement dated July 29, 2014

Rent expense related to the operating lease at 135 Ludlow was recorded using the straight line method and summarized as follows:

Summary of Rent Expense – 135 Ludlow Avenue
	Fiscal Year Ended March 31, 2015	Fiscal Year Ended March 31, 2014
Rent Expense	$153,430	$33,820

Actual lease payments	114,321	83,259

Increase in deferred rent liability	39,109	7,079

Adjustments to deferred rent liability	(15,409)	(56,518)

Balance of deferred rent liability	42,524	18,824

NOTE 10 -	LEASE OF 135 LUDLOW AVENUE

The Company entered into a lease for a portion of a one-story warehouse, located at 135 Ludlow Avenue, Northvale, New Jersey, consisting of approximately 15,000 square feet of floor space. The lease term began on July 1, 2010 and is classified as an operating lease.

On July 29, 2014, the Company modified this operating lease, with the material terms of the modification including the Company being permitted to occupy the entire 35,000 square feet in the building, with this expansion being necessary to support the Company’s growing and projected commercial operations.

The lease, as modified, includes an initial term which expires on December 31, 2016 and two tenant renewal options of five years each, with such options being at the sole discretion of the Company. The property related to this lease will be used for the storage of pharmaceutical finished goods, raw materials, equipment and documents as well as pharmaceutical manufacturing, packaging, distribution activities and related regulatory activities.

The additional 20,000 square feet for which the Company secured occupancy rights pursuant to the July 2014 modification agreement requires significant leasehold improvements and qualification as a prerequisite for its intended future use. These improvements are currently in progress.

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

Deferred revenues in the aggregate amount of $138,889, consisting of a current component of $13,333 and a long term component of $125,556 represents the unamortized amount of a $200,000 advance payment received for a licensing agreement with a fifteen year term beginning in September 2010 and ending in August 2025. The advance payment was recorded as deferred revenue when received and is earned, on a straight line basis over the fifteen year life of the license. The current component is equal to the amount of revenue to be earned during the 12 month period immediately subsequent to the balance date and the long term component is equal to the amount of revenue to be earned thereafter.

NOTE 13 -	DERIVATIVE LIABILITIES – PREFERRED SHARES

Accounting Standard Codification “ASC” 815 – Derivatives and Hedging, which provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. As the conversion features within, and the detachable warrants issued with the Company’s Series E and Series I Preferred Stock, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, we have concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities.

The Preferred Stock Derivative Liabilities are measured at fair market value, using the market approach and a level 1 fair value hierarchy, on a recurring basis as of March 31, 2015 and March 31, 2014, in accordance with the valuation techniques discussed in ASC 820.

Preferred Stock Derivative Liabilities – Fiscal 2015
	Series I	Total
Preferred Shares Authorized	500

Preferred shares Outstanding as of March 31, 2015	100	100

Underlying common shares into which Preferred may convert	142,857,143	142,857,143

Closing price on valuation date	$0.245	$0.245

Preferred stock derivative liability at March 31, 2015	$35,000,000	$35,000,000

Change in preferred stock derivative liability for Fiscal 2015		$(25,602,370)

The change of ($25,602,370) in value of the preferred stock derivative liability occurring during Fiscal 2015 is included in the amount reported in the “Other Income/(Expense)” section of the statement of operations. Increases in value are reported as other expenses and decreases in value are reported as other income. During Fiscal 2015 there was a net decrease in the value of the preferred stock derivative liability, so therefore the amount shown above represents an other income item on the income statement.

	Preferred Stock Derivative Liabilities – Fiscal 2014
	Series C	Series E	Series I	Total
Preferred Shares Authorized	3,200	4,000	500

Preferred shares Outstanding as of March 31, 2014	—	—	104.242	104.242

Underlying common shares into which Preferred may convert	—	—	148,917,143	148,917,143

Closing price on valuation date			$0.41	$0.41

Preferred stock derivative liability at March 31, 2014	$—	$—	$60,981,570	$60,981,570

Change in Preferred Derivative Liability for Fiscal 2014				$56,518,425

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

NOTE 14 -	DERIVATIVE LIABILITIES - WARRANTS

To date, the Company has authorized the issuance of Common Stock Purchase Warrants, with terms of five to seven years, to various corporations and individuals, in connection with the sale of securities, loan agreements and consulting agreements. Exercise prices on those warrants outstanding during Fiscal 2015 and Fiscal 2014 range from $0.0625 to $0.25 per warrant. The warrants expire at various times through April 25, 2018.

A summary of warrant activity for the fiscal years indicated below is as follows:

	Fiscal Year 2015		Fiscal Year 2014
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of year	102,143,091	$0.06	139,344,939	$0.08

Warrant exercises, forfeited or expired	12,273,057	$0.07	37,201,848	$0.09

Ending Balance	89,870,034	$0.06	102,143,091	$0.06

Accounting Standard Codification “ASC” 815 – Derivatives and Hedging, which provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. As the conversion features within, and the detachable warrants, if any, issued with the Company’s Series E and Series I Preferred Stock, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, we have concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities.

The Warrant Derivative Liabilities are measured at fair market value, using the market approach and a level 3 fair value hierarchy, on a recurring basis as of March 31, 2015 and March 31, 2014, in accordance with the valuation techniques discussed in ASC 820.

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model, a level 3 fair value hierarchy using the following assumptions:

	March 31 2015	March 31 2014
Risk-Free interest rate	0.05% - 0.89%	.05% - 1.32%
Expected volatility	93% - 113%	111% - 207%
Expected life (in years)	1.2 – 3.1	0.3 – 4.1
Expected dividend yield	0%	0%
Number of warrants	89,870,034	102,143,091

Fair value – Warrant Derivative Liability	$17,762,573	$38,103,446

Change in warrant derivative liability for the twelve months ended	$(18,447,573)	$32,997,869

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

The changes of $(18,447,573) and $32,997,869 in value of the warrant derivative liability occurring during the years ended March 31, 2015 and 2014, respectively, are included in the amounts reported in the “Other Income/(Expense)” section of the statement of operations. Increases in value are reported as other expenses and decreases in value are reported as other income.

The following table summarizes, as of March 31, 2014, the warrant activity subject to Level 3 inputs which are measured on a recurring basis:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
	Fiscal 2015	Fiscal 2014
Balance at Beginning of Fiscal Year	$38,103,446	$7,862,848
Warrants Exercised	1,893,300	(2,757,271)
Change in fair value of warrant liability	(18,447,573)	32,997,869
Balance at End of Fiscal Year	$17,762,573	$38,103,446

NOTE 15 -	COMMON STOCK

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

On April 10, 2014, we entered into another Purchase Agreement and a Registration Rights Agreement with Lincoln Park. Pursuant to the terms of the Purchase Agreement, Lincoln Park has agreed to purchase from us up to $40 million of our common stock (subject to certain limitations) from time to time over a 36-month period. Pursuant to the terms of the Registration Rights Agreement, we have filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the Purchase Agreement. That registration statement was declared effective by the SEC on May 1, 2014 A post-effective amendment to that Registration Statement was subsequently filed with the SEC and declared effective on July 1, 2014.

Upon execution of the Purchase Agreement, we have issued 1,928,641 shares of our common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of our common stock under that agreement and we are obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of our common stock is purchased by Lincoln Park. Through June 8, 2015, we have sold to Lincoln Park an aggregate of 55,153,207 shares under the Purchase Agreement for aggregate gross proceeds of approximately $15.0 million. In addition, we have issued an additional 2,649,494 Commitment Shares.

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

Summary of Common Stock Activity

During Fiscal Years 2015 and 2014, the Company issued a total of 70,918,271 shares and 185,748,471 shares of Common Stock, respectively, with such issuances of Common Stock being summarized as follows:

Description	Fiscal Year 2015	Fiscal Year 2014

Common shares sold pursuant to the Lincoln Park Capital Purchase Agreements, with net proceeds of such shares totaling $13,236,624 and $10,000,000 in Fiscal 2015 and Fiscal 2014, respectively.	47,172,240	65,143,216

Common shares issued as commitment shares pursuant to the Lincoln Park Capital Purchase Agreements	2,566,861	5,858,230

Common Shares issued in lieu of cash payment in payment of preferred share derivative interest expenses totaling zero and $68,089 for Fiscal 2015 and Fiscal 2014, respectively	—	878,543

Common Shares issued pursuant to the conversion of Series B, Series C, Series E and Series I Convertible Preferred Share derivatives, with such derivative liabilities totaling $2,272,500 and $9,825,066, for Fiscal 2015 and Fiscal 2014, respectively, at the time of their conversion.	6,060,000	91,796,043

Common Shares issued in payment of Director’s fees totaling $110,000 and $110,000 for Fiscal 2015 and Fiscal 2014, respectively	321,611	1,210,583

Common shares issued in payment of employee salaries totaling $849,737 and $368,233 for Fiscal 2015 and Fiscal 2014, respectively.	2,518,668	3,439,467

Common shares issued in payment of consulting expenses totaling $23,999 and $18,836 for Fiscal 2015 and Fiscal 2014, respectively	70,169	210,018

Common shares issued pursuant to warrants exercised	11,985,388	16,904,038

Common shares issued pursuant to options exercised	223,334	308,333

Total Common Shares issued during Fiscal 2015 and 2014	70,918,271	185,748,471

Common Shares issued at March 31,	631,160,701	560,242,430

NOTE 16 -	PER SHARE INFORMATION

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

Basic EPS is calculated as follows:

	Fiscal Year 2015	Fiscal Year 2014
Numerator
Net Income (Loss) attributable to common shareholders	$28,932,671	$(96,575,271)

Denominator
Weighted average shares of common stock outstanding	591,214,959	463,021,991

Net Earnings (Loss) per Share – Basic	$0.05	$(0.21)

Potentially dilutive securities excluded from the calculation of diluted loss per share for Fiscal 2014

Stock Options	174,359

Convertible Preferred Stock	148,917,143

Warrants	15,782,718

Diluted Earnings (Loss) per share (for Fiscal 2015) is calculated as follows:

Fiscal Year 2015
Numerator
Net Income attributable to common shareholders	$28,932,671
Adjustments to Net Income
Reversal of Change in Value of Warrant Derivatives	(18,447,573)
Reversal of Change in Value of Preferred Share Derivatives	(25,602,370)

Net loss attributable to common shareholders on a diluted basis	$(15,117,272)

Denominator
Weighted average shares of common stock outstanding	591,214,959
Dilutive effects of convertible preferred stock, warrants and options
Convertible preferred Stock	142,857,143
Warrants	22,926,029
Stock Options	581,020
Weighted average shares outstanding – diluted	757,579,152

Fully Diluted Earnings (Loss) per Share	$(0.02)

NOTE 17 -	STOCK-BASED COMPENSATION

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

During Fiscal 2015, the Company issued 321,611 shares of Common Stock to its Directors in payment of Director’s fees in the aggregate amount of $110,000 and related to the calendar year ending on December 31, 2014. Please note that the shares issued during Fiscal 2015, include those shares owed and not yet issued at the end of Fiscal Year 2014.

During Fiscal 2014, the Company issued 1,210,583 shares of Common Stock to its Directors in payment of Director’s fees in the aggregate amount of $110,000 and related to the calendar year ending on December 31, 2013. Please note that the shares issued during Fiscal 2014, include those shares owed and not yet issued at the end of Fiscal Year 2013.

As of March 31, 2015, the Company owes its Directors a total of 115,038 shares of Common Stock in payment of Directors Fees totaling $27,500 for the three months ended March 31, 2015. The Company anticipates that these shares of Common Stock will be issued during the fiscal year ended March 31, 2016.

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

During Fiscal Year 2015, the Company issued a total of 2,518,668 shares of Common Stock to its President and Chief Executive Officer, Chief Financial Officer and certain other employees in payment of salaries in the aggregate amount of $849,737 and related to the calendar year ended December 31, 2014. Please note that the shares issued during Fiscal 2015, include those shares owed and not yet issued at the end of Fiscal 2014.

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

As of March 31, 2015, the Company owes its President and Chief Executive Officer, Chief Financial Officer and certain other employees a total of 1,089,991 shares of Common Stock in payment of salaries totaling $259,750 for the three months ended March 31, 2015, with such amount being recorded in accrued expenses. The Company anticipates that these shares of Common Stock will be issued during the fiscal year ended March 31, 2016.

Stock option based Employee Compensation

During Fiscal 2015, the Company issued, to various employees, options to purchase a total of 2,590,000 shares Common Stock, in aggregate (the “2015 Options”). The 2015 Options have exercise prices equal to the closing price of the Company’s common stock on the grant date of each such option, such prices ranging from $0.26 per share to $0.46 per share. The 2015 Options vest in equal increments over a three year period which commences one year from the date of grant. The 2015 Options expire ten years from the date of grant. The fair value of the 2015 Options was $769,400, computed using the Black-Scholes options pricing model on the grant date. Such fair value is being amortized by the Company, on a straight line basis, over the vesting period and recorded on the Company’s Statement of Income as “Non-cash compensation through the issuance of stock options”.

During Fiscal 2014, the Company issued, to various employees, options to purchase a total of 3,000,000 shares Common Stock, in aggregate (the “2014 Options”). The 2014 Options have exercise prices equal to the closing price of the Company’s common stock on the grant date of each such option, such prices being $0.07 per share. The 2014 Options vest in equal increments over a three year period which commences one year from the date of grant. The 2014 Options expire ten years from the date of grant. The fair value of the 2015 Options was $202,497, computed using the Black-Scholes options pricing model on the grant date. Such fair value is being amortized by the Company, on a straight line basis, over the vesting period and recorded on the Company’s Statement of Income as “Non-cash compensation through the issuance of stock options”.

Stock option based employee compensation is summarized as follows:

	Fiscal Year 2015	Fiscal Year 2014

Non-cash compensation through issuance of stock options	260,045	82,947

NOTE 18 -	STOCK OPTION PLANS

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

Transactions under the plans for the years indicated were as follows:

	Fiscal Year 2015		Fiscal Year 2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	5,435,667	$0.54	3,939,000	$1.18

Options Granted	2,590,000	$0.31	3,000,000	$0.07

Options Exercised	223,334	$0.12	308,333	$0.08

Options Expired/Forfeited	160,166	$0.18	1,195,000	$1.60

Outstanding at end of year	7,642,167	$0.48	5,435,667	$0.54

The following table summarizes information about stock options outstanding at March 31, 2015:

Range	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.01 – 1.00	6,419,167	8.5	$0.17	1,674,167	$0.09
1.01 – 2.00	96,000	2.8	$1.08	96,000	$1.08
2.01 – 3.00	1,127,000	1.7	$2.18	1,127,000	$2.18

$ 0.01 – 3.00	7,642,167	7.4	$0.48	2,897,167	$0.93

As of March 31, 2015, there were 6,029,227 options available for future grant under our Stock Option Plans.

NOTE 19 -	INCOME TAXES

The components of the credit for income taxes are as follows:

	Year Ended March 31,
	2015	2014
Federal:
Current	$—	$—
Deferred	—	—

State
Current	(3,248)	$(3,099)
Deferred	—	—

Sale of New Jersey Net Operating Losses	—	295,710

Net Credit for Income Taxes	$3,248	$292,611

The Major components of deferred tax assets and liabilities at March 31, 2015 and 2014 are as follows (amounts in thousands of dollars):

	March 31,
	2015	2014
Federal
Net Operating Loss Carry forward	$24,547	$19,813
Valuation Allowance	(24,547)	(19,813)
	$—	$—

State
Net Operating Loss Carryforwards	$2,602	$1,318
Valuation Allowance	(2,602)	(1,318)
	$—	$—

At March 31, 2015 and 2014, a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty about the Company’s ability to generate the future taxable income necessary to use the net operating loss carryforwards.

NOTE 20 -	CONCENTRATIONS

Revenue Concentrations

Seven customers accounted for substantially all of the Company’s revenues for Fiscal 2015. Included in these customers are three customers that accounted for approximately 96 percent of revenues for Fiscal 2015.

Ten customers accounted for substantially all of the Company’s revenues for Fiscal 2014. Included in these customers are three customers that accounted for approximately 88 percent of revenues for Fiscal 2014.

Accounts Receivable Concentrations

Five customers accounted for substantially all of the Company’s accounts receivable as of March 31, 2015. Included in these customers are three customers that accounted for approximately 89% of accounts receivable as of March 31, 2015.

Five customers accounted for substantially all of the Company’s accounts receivable as of March 31, 2014. Included in these customers are three customers that accounted for approximately 83% of accounts receivable as of March 31, 2014.

Purchasing Concentrations

Five suppliers accounted for more than 80% of the Company’s purchases of raw materials for Fiscal 2015. Included in these seven suppliers are three suppliers that accounted for approximately 68% of raw material purchases for Fiscal 2015.

Seven suppliers accounted for more than 80% of the Company’s purchases of raw materials for Fiscal 2014. Included in these seven suppliers are two suppliers that accounted for approximately 52% of raw material purchases for Fiscal 2014.

NOTE 21 -	RELATED PARTY TRANSACTION–STRATEGIC ALLIANCE WITH EPIC PHARMA LLC and EPIC INVESTMENTS LLC

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

With regards to synergies related to raw materials usage, the strategic alliance allowed the Company to purchase such raw materials from Epic, at the Epic acquisition cost, without markup. In all cases, the acquisition cost of Epic was lower than those costs available to the Company, mainly as a result of efficiencies of scale generated by significantly larger volumes purchased by Epic during the course of their normal operations. During Fiscal 2015 and Fiscal 2014, an aggregate amount of zero and $9,009, respectively, in such materials was purchased from Epic Pharma LLC. All purchases were at Epic Pharma’s acquisition cost, without markup and evidenced by supporting documents of Epic Pharma LLC’s acquisition cost.

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

During Fiscal 2015, an aggregate amount of $7,937 was paid to Epic as reimbursement for costs associated with facility maintenance, engineering and regulatory resources utilized by the Company. During Fiscal 2014, an aggregate amount of $30,835 was paid to Epic as reimbursement for costs associated with facility maintenance, engineering and regulatory resources utilized by the Company.

During Fiscal 2014, the Company did not incur contract manufacturing and/or packaging costs from Epic Pharma. During Fiscal 2014, the Company incurred a total of $29,668 in contract manufacturing and/or packaging costs to Epic Pharma for the Company’s Phentermine, Hydromorphone, Methadone and Immediate Release Lodrane products.

Total purchases from Epic by the Company during the fiscal years ended March 31, 2015 and 2014 were $7,937 and $69,512, respectively.

The Epic Strategic Alliance Agreement expired on June 4, 2012.

NOTE 22 -	RELATED PARTY TRANSACTION–MANUFACTURING and LICENSE AGREEMENT WITH EPIC PHARMA LLC

On October 2, 2013, Elite executed the Epic Pharma Manufacturing and License Agreement. This agreement granted Epic Pharma certain rights to manufacture, market and sell in the United States and Puerto Rico the 12 approved ANDAs acquired by Elite pursuant to the Mikah Purchase Agreement. Of the 12 approved ANDAs, Epic Pharma will have the exclusive right to market six products as listed in Schedule A of the Epic Pharma Manufacturing and License Agreement, and a non-exclusive right to market six products as listed in Schedule D of the Epic Pharma Manufacturing and License Agreement. Epic Pharma is responsible for all regulatory and pharmacovigilance matters related to the products and for all costs related to the site transfer for all products. Pursuant to the Epic Pharma Manufacturing and License Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Epic Pharma Manufacturing and License Agreement, earned by Epic Pharma a result of sales of the products. The manufacturing cost used for the calculation of the license fee is a predetermined amount per unit plus the cost of the drug substance (API) and the sales cost for the calculation is predetermined based on net sales. If Elite manufactures any product for sale by Epic Pharma, then Epic Pharma shall pay to Elite that same predetermined manufacturing cost per unit plus the cost of the API. The license fee is payable monthly for the term of the Epic Pharma Manufacturing and License Agreement. Epic Pharma shall pay to Elite certain milestone payments as defined by the Epic Pharma Manufacturing and License Agreement. To date, milestones totaling $1,000,000 have been earned and received in relation to the signing of the Epic Pharma Manufacturing and License Agreement and the filing and approval by the FDA of supplements relating to the transfer of manufacturing site for Isradipine 2.5mg and Isradipine 5mg. The term of the Epic Pharma Manufacturing and License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Twelve months following the launch of a product covered by the Epic Pharma Manufacturing and License Agreement, Elite may terminate the marketing rights for any product if the license fee paid by Epic Pharma falls below a designated amount for a six month period of that product. Elite may also terminate the exclusive marketing rights if Epic Pharma is unable to meet the annual unit volume forecast for a designated product group for any year, subject to the ability of Epic Pharma, during the succeeding six month period, to achieve at least one-half of the prior year’s minimum annual unit forecast. The Epic Pharma Manufacturing and License Agreement may be terminated by mutual agreement of Elite and Epic Pharma, as a result of a breach by either party that is not cured within 60 days notice of the breach, or by Elite as a result of Epic Pharma becoming a party to a bankruptcy, reorganization or other insolvency proceeding that continues for a period of 30 days or more.

NOTE 23 -	TRANSACTIONS WITH RELATED PARTIES – NASRAT HAKIM AND MIKAH PHARMA LLC

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

On August 27, 2010, Elite executed an asset purchase with Mikah (the “Naltrexone Agreement”). Pursuant to the Naltrexone Agreement, Elite acquired from Mikah the Abbreviated New Drug Application number 75-274 (Naltrexone Hydrochloride Tablets USP, 50 mg), and all amendments thereto (the “ANDA”), that have to date been filed with the FDA seeking authorization and approval to manufacture, package, ship and sell the products described in the ANDA within the United States and its territories (including Puerto Rico) for aggregate consideration of $200,000. In lieu of cash, Mikah agreed to accept from Elite product development services to be performed by Elite, and entered into a Development and License Agreement dated August 27, 2010 between the Company and Mikah (the “Mikah Development Agreement”).

The manufacturing of Naltrexone 50mg was successfully transferred to the Company’s Northvale facility, and the first commercial shipment of this product was made in September 2013.

On January 28, 2015, the Mikah Development Agreement was terminated by mutual agreement of the parties thereto. Pursuant to the Mikah Development Agreement, Mikah made advance consideration payments to the Company totaling $200,000 in exchange for product development services to be provided at a future date. Subsequent to the execution of the Mikah Development Agreement, and before any development milestones were achieved, the sole owner of Mikah, Mr. Nasrat Hakim, became the President and Chief Executive Officer of the Company. Mikah has accordingly ceased operating and is in the process of winding down and liquidating its assets.

Any further development of the product related to the Mikah Development Agreement will belong to the Company, although there can be no assurances that such development will occur or be successful.

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

NOTE 24 -	CONVERSIONS OF PREFERRED STOCK DERIVATIVES TO COMMON STOCK

The Certificate of Designations of the Series C 8% Convertible Preferred Stock of Elite Pharmaceuticals (the “Series C Preferred Derivatives”), the Series E Convertible Preferred Stock Derivatives (the “Series E Preferred Derivatives”), the Series G 8% Convertible Preferred Stock of Elite Pharmaceuticals (the “Series G Preferred Derivatives”), and the Series I Convertible Preferred Stock Derivatives (the “Series I Preferred Derivatives”, include provisions entitling the holders of these Preferred Derivatives to convert shares of the Preferred Derivatives into shares of Common Stock. The Preferred Derivatives are classified as a liability to the Company, and the liability represented by those shares of Preferred Derivatives being converted must be valued at the time of such conversion, with increases/(decreases) in the value of preferred share derivative liabilities being appropriately recorded and reflected in the Other Income section of the Company’s Statement of Operations. The amount of equity recorded as a result of the conversion of Preferred Derivatives is equal to the value of such Preferred Derivatives being converted, at the time of the conversion, with such amount also representing the decrease in the Preferred Share Derivative Liability on the Company’s Balance Sheet.

Conversions of Preferred Derivatives during Fiscal 2015 and Fiscal 2014, are summarized as follows:

	Fiscal 2015	Fiscal 2014
Series C Preferred Derivatives
Number of Derivative Shares Converted	—	24
Number of Common Shares issued pursuant to conversion	—	167,106
Value of Preferred Derivative shares at time of conversion (represents decrease in derivative liability resulting from conversions)	—	47,452
Change in value of preferred share derivative liability recorded at time of conversion	—	27,489
Par value of Common Shares issued	—	167
Additional paid in capital recorded as a result of the conversions	—	47,375

*	Please also note that during Fiscal 2014, a total of 1,351 shares of Series C Preferred Derivatives were exchanged for 1,351 shares of Series G Preferred Derivatives, with such Series G shares having the same value as the Series C shares being exchanged.

Series E Preferred Derivatives
Number of Derivative Shares Converted	—	1,800
Number of Common Shares issued pursuant to conversion	—	74,074,074
Value of Preferred Derivative shares at time of conversion (represents decrease in derivative liability resulting from conversions)	—	7,888,066
Change in value of preferred share derivative liability recorded at time of conversion	—	2,652,675
Par value of Common Shares issued	—	74,074
Additional paid in capital recorded as a result of the conversions	—	7,813,991

Series G Preferred Derivatives
Number of Derivative Shares Converted	—	1,351
Number of Common Shares issued pursuant to conversion	—	17,554,863
Value of Preferred Derivative shares at time of conversion (represents decrease in derivative liability resulting from conversions)	—	1,889,458
Change in value of preferred share derivative liability recorded at time of conversion	—	557,773
Par value of Common Shares issued	—	17,555
Additional paid in capital recorded as a result of the conversions	—	1,871,903

Series I Preferred Derivatives
Number of Derivative Shares Converted	4.242	—
Number of Common Shares issued pursuant to conversion	6,060,000	—
Value of Preferred Derivative shares at time of conversion (represents decrease in derivative liability resulting from conversions)	2,272,500	—
Change in value of preferred share derivative liability recorded at time of conversion	(303,000)	—
Par value of Common Shares issued	6,060	—
Additional paid in capital recorded as a result of the conversions	2,266,440	—

Total Preferred Derivatives
Number of Derivative Shares Converted	4.242	3,175
Number of Common Shares issued pursuant to conversion	6,060,000	91,796,043
Value of Preferred Derivative shares at time of conversion (represents decrease in derivative liability resulting from conversions)	2,272,500	9,825,066
Change in value of preferred share derivative liability recorded at time of conversion	(303,000)	3,237,937
Par value of Common Shares issued	6,060	91,796
Additional paid in capital recorded as a result of the conversions	2,266,440	9,733,270

NOTE 25	CONTINGENCIES

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

NOTE 26 -	RIGHTS PLAN

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

NOTE 27 -	LEGAL PROCEEDINGS

In the ordinary course of business, we may be subject to litigation from time to time. Except as discussed below, there is no current, pending or, to our knowledge, threatened litigation or administrative action to which we are a party or of which our property is the subject (including litigation or actions involving our officers, directors, affiliates, or other key personnel, or holders of record or beneficially of more than 5% of any class of our voting securities, or any associate of such party) which in our opinion has, or is expected to have, a material adverse effect upon our business, prospects, financial condition or operations.

Arbitration with Precision Dose Inc.

On May 9, 2014, Precision Dose Inc., the parent company of TAGI Pharmaceuticals Inc., commenced an arbitration proceeding against the Company alleging that the Company failed to properly supply, price and satisfy gross profit minimums regarding Phentermine 37.5mg tablets, as required by the parties’ agreements. Elite denies Precision Dose’s allegations and has counterclaimed that Precision Dose is no longer entitled to exclusivity rights with respect to Phentermine 37.5mg tablets, and is responsible for certain costs, expenses, price increases and lost profits relating to Phentermine 37.5mg tablets and the parties’ agreements. This arbitration proceeding is currently ongoing.

Generally Accepted Accounting Principles require that a contingency loss may only be recognized if the event is (i) probable and (ii) the amount of the loss can be reasonably estimated. There were no liabilities meeting this criteria at March 31, 2015.

NOTE 28 -	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through June 30, 2015, the date the accompanying financial statements were issued. The following are material subsequent events:

Sales and Distribution Licensing Agreement for Abuse-Deterrent ELI-200

On June 4, 2015, Elite Pharmaceuticals Inc. and its wholly-owned subsidiary Elite Laboratories, Inc. (collectively, “Elite”) executed an exclusive License Agreement (the “Agreement”) with Epic Pharma LLC. (“Epic”), to market and sell in the United States, ELI-200, an undisclosed opioid with sequestered naltrexone capsules, owned by Elite. Epic will have the exclusive right to market ELI-200 and its various dosage forms as listed in Schedule A of the Agreement (the “Products”). Epic is responsible for all regulatory and pharmacovigilance matters related to the products. Pursuant to the Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of net sales of the Products as defined in the Agreement by Epic. Elite will manufacture the product for sale by Epic on a cost plus basis and both parties agree to execute a separate Manufacturing and Supply Agreement. The license fee is payable quarterly for the term of the Agreement. Epic shall pay to Elite certain milestone payments as defined by the Agreement. The first milestone payment was due and was received upon signing the agreement. Subsequent milestone payments are due upon the filing of a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for the Products and upon receipt of the approval letter for the NDA from the FDA. The term of the License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Elite can terminate the Agreement on 90 days’ written notice in the Event that Epic does not pay to Elite certain minimum annual license fees over the initial five year term of the Agreement. Either party may terminate this Agreement upon a material breach and failure to cure that breach by the other party within a specified period.

Launch of generic Hydroxyzine Tablets

On April 21, 2015, the first shipment of generic Hydroxyzine 10mg, 25mg and 50mg tablets was made through Epic Pharma LLC, pursuant to the Epic Pharma Manufacturing and License Agreement. Hydroxyzine is indicated for symptomatic relief of anxiety and tension associated with certain disease states and management of pruritus due to certain allergic conditions. Manufacturing, packaging and distribution are being performed by Epic, under the Epic Pharma Manufacturing and License Agreement, with the Company earning royalties which are based on net sales achieved.

Common Stock sold pursuant to the LPC-40 Purchase Agreement

Subsequent to March 31, 2015 and up to June 8, 2015 (the latest practicable date), a total of 7,662,233 shares of Common Stock were sold and 79,020 additional commitment shares were issued, pursuant to the LPC-40 Purchase Agreement. Proceeds received from such transactions totaled $1,638,914.

Common Stock issued pursuant to the exercise of cash warrants

Subsequent to March 31, 2015 and up to June 8, 2015 (the latest practicable date), a total of 19,194,756 shares of Common Stock were issued pursuant to the exercise of cash warrants. Proceeds received from such warrant exercises totaled $1,199,672.

