Form 10-Q
period 2015-06-30
ELITE PHARMACEUTICALS INC /NV/
filed 2015-08-10
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

__________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 3, 2015, the issuer had outstanding 660,922,943 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	March 31, 2015 (Audited)
ASSETS
CURRENT ASSETS
Cash	$11,616,636	$7,464,180
Accounts receivable (net of allowance for doubtful accounts of $272,620 and $272,620, respectively)	1,048,619	1,446,441
Inventories	2,863,213	3,032,002
Prepaid expenses and other current assets	256,523	388,061

Total Current Assets	15,784,991	12,330,684

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,232,032 and $6,074,117, respectively	6,953,593	6,401,802

INTANGIBLE ASSETS – net of accumulated amortization of $-0-	6,388,411	6,381,774

OTHER ASSETS
Security deposits	181,065	198,481
Restricted cash – debt service for EDA bonds	388,959	388,959
EDA bond offering costs, net of accumulated amortization of $139,419 and $135,874, respectively	215,034	218,579

Total Other Assets	785,058	806,019

TOTAL ASSETS	$29,912,053	$25,920,279

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	March 31, 2015 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of EDA bonds payable	$210,000	$210,000
Short term loans and current portion of long-term debt	235,041	265,165
Related Party Line of Credit	411,709	583,071
Accounts payable and accrued expenses	2,494,571	3,997,528
Deferred revenues	13,333	13,333

Total Current Liabilities	3,364,654	5,069,097

LONG TERM LIABILITIES
EDA bonds payable – non current	2,065,000	2,065,000
Deferred revenues	122,223	125,557
Other long term liabilities	563,224	629,138
Derivative liabilities	39,119,741	52,762,573

Total Long Term Liabilities	41,870,188	55,582,268

TOTAL LIABILITIES	45,234,842	60,651,365

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 995,000,000 shares and 690,000,000 shares, respectively. Issued 660,013,790 shares and 631,160,701 shares, respectively. Outstanding 659,013,790 shares and 630,060,701 shares, respectively	660,019	631,162

Additional paid-in-capital	164,323,451	161,021,568

Accumulated deficit	(179,999,418)	(196,076,975)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(15,322,789)	(34,731,086)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,912,053	$25,920,279

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTI CALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED June 30,
	2015	2014
REVENUES
Manufacturing Fees	$1,675,773	$949,037
Licensing Fees	403,999	207,645
Product Development Licensing	5,000,000	—
Lab Fee Revenues	—	5,000

Total Revenues	7,079,772	1,161,682

COSTS OF REVENUES	1,196,968	728,530

Gross Profit	5,882,804	433,152

OPERATING EXPENSES
Research and Development	2,366,262	4,020,325
General and Administrative	754,445	626,554
Non-cash compensation through issuance of stock options	90,479	23,662
Depreciation and Amortization	161,460	193,885

Total Operating Expenses	3,372,646	4,864,426

INCOME (LOSS) FROM OPERATIONS	2,510,158	(4,431,274)

OTHER INCOME / (EXPENSES)
Interest expense	(72,683)	(78,205)
Change in fair value of derivative liabilities	13,642,832	(1,566,257)
Gain on Sale on Investment	—	1,670,678
Other Income (Expense)	(2,750)	3,248

Total Other Income / (Expense)	13,567,399	29,464

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$16,077,557	$(4,401,810)

NET INCOME (LOSS) PER SHARE
Basic	$0.02	$(0.01)
Diluted	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	646,851,543	565,150,231
Diluted	812,605,460	733,912,128

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance at March 31, 2015	631,160,701	$631,162	$161,021,568	100,000	$(306,841)	$(196,076,975)	$(34,731,086)

Net Income						16,077,557	16,077,557

Common shares sold pursuant to the Lincoln Park Capital purchase agreement	9,559,945	9,565	2,031,026				2,040,591

Non-cash compensation through the issuance of stock options			90,478				90,478

Common shares issued as commitment shares pursuant to the Lincoln Park Capital purchase agreement	98,388	98	(98)				—

Common shares issued pursuant to the exercise of cash warrants	19,194,756	19,194	1,180,477				1,199,671

Balance at June 30, 2015	660,013,790	$660,019	$164,323,451	100,000	$(306,841)	$(179,999,418)	$(15,322,789)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED JUNE 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$16,077,557	$(4,401,810)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	161,460	209,395
Change in fair value of derivative liabilities	(13,642,832)	1,566,257
Non-cash compensation accrued	573,667	451,271
Non-cash compensation from the issuance of common stock and options	90,478	23,662
Non-cash rent expense	(5,495)	(2,387)
Non-cash lease accretion	396	373
Gain on Sale of Investment	—	(1,670,678)
Changes in Assets and Liabilities
Accounts receivable	397,822	(434,673)
Inventories	168,789	(593,429)
Prepaid and other current assets	148,954	102,513
Accounts payable, accrued expenses and other current liabilities	(2,076,625)	540,177
Deferred revenues and Customer deposits	(3,334)	(3,334)

NET CASH FROM (USED) IN OPERATING ACTIVITIES	1,890,837	(4,212,663)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(709,706)	(678,811)
Costs incurred for intellectual property assets	(6,637)	(6,611)
Deposits to / (withdrawals from) restricted cash, net	—	(74,359)
Proceeds from Sale of Investment	—	5,000,000
NET CASH FROM (USED) IN INVESTING ACTIVITIES	(716,343)	4,240,219

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	2,040,591	896,613
Proceeds from exercise of cash warrants and options	1,199,671	239,564
Proceeds / (Payments) from draws against credit lines from related parties	(171,362)	88,314
Other loan payments	(90,938)	(11,498)
Costs associated with raising capital	—	(9,360)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,977,962	1,203,633

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,152,456	1,231,189

CASH AND CASH EQUIVALENTS – beginning of period	7,464,180	6,941,777
CASH AND CASH EQUIVALENTS – end of period	$11,616,636	$8,172,966
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$22,552	$77,832
Cash paid for taxes	—	—
Non-Cash Financing Transactions
Financing of equipment purchases and insurance renewal	—	272,727
Commitment shares issued to Lincoln Park Capital	849,897	653,264

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

NOTE 1	-	DEFINITIONS

“Current Balance Sheet Date” means June 30, 2015

“Current Fiscal Year” means the twelve months ended March 31, 2016

“Current Quarter” means the three months ended June 30, 2015

“Current YTD” means the three months ended June 30, 2015

“FDA” means the U.S. Food and Drug Administration

“Hakim Credit Line Limit” equals $1,000,000

“Hakim Credit Line Balance” equals $411,709

“Hakim Credit Line Interest Due” equals $31,281

“Prior Year Balance Sheet Date” means June 30, 2014

“Prior Fiscal Year” means the twelve months ended March 31, 2015

“Prior Year Quarter” means the three months ended June 30, 2014

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015 and filed with the SEC on June 15, 2015. There have been no changes in significant accounting policies since March 31, 2015.

The Company does not anticipate being profitable for the Current Fiscal Year; therefore a current provision for income tax was not established for the Current Quarter. Only the minimum liability required for state corporation taxes was considered.

Collaborative Arrangements

Contracts are considered to be collaborative arrangements when they satisfy the following criteria defined in ASC 808, “Collaborative Arrangements”:

•	The parties to the contract must actively participate in the joint operating activity; and
•	The joint operating activity must expose the parties to the possibility of significant risks and rewards, based on whether or not the activity is successful.

The Company entered into a product development sales and distribution licensing agreement with Epic Pharma LLC, dated June 9, 2015 (the “Epic Collaborative Agreement”), which has been determined to satisfy the criteria for consideration as a collaborative agreement, and is accounted for accordingly, in accordance with GAAP.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”, subtopic ASC 605-28, “Revenue Recognition-Milestone Method”, which provides for the recognition of revenue from the performance of any milestone that qualifies as substantive, in accordance with the following criteria:

•	The consideration received in relation to the milestone must correlate to the Company’s performance of the milestone; and
•	The consideration must be for activities already performed; and
•	The consideration must correspond reasonably to the entirety of the contract and each of the other deliverables.

The milestones defined in the Epic Collaborative Agreement have been determined to be substantive, pursuant to the criteria established in ASC 605-28, and are accordingly accounted for using the milestone method.

Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operates in one segment for the three months ended June 30, 2015.

NOTE 3	-	SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

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

NOTE 4	-	CASH AND CASH EQUIVALENTS

Cash consists of cash on deposit with banks and money market instruments. The Company places its cash with high quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances.

NOTE 5	-	INVENTORIES

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost (first-in, first-out basis) or market (net realizable value), and summarized as follows:

	June 30, 2015	March 31, 2015
Raw Materials	$2,590,233	$2,850,459
Work-in-Process	160,394	58,771
Finished Goods	112,586	122,772
Total Inventory	$2,863,213	$3,032,002

NOTE 6	-	NJEDA BONDS

Bond financing consisting of the following, as of:

	June 30 2015	March 31 2015
Refinanced NJEDA Bonds	$2,275,000	$2,275,000

Current portion	(210,000)	(210,000)

Long term portion, net of current maturities	$2,065,000	$2,065,000

Maturities of Bonds for the next five years are as follows:

YEAR ENDING MARCH 31,	AMOUNT
2016	210,000
2017	220,000
2018	85,000
2019	90,000
2020	95,000
Thereafter	1,575,000
$2,275,000

NOTE 7	-	LOANS PAYABLE

During the ordinary course of business, the Company has secured loans to support the collateralized financing of fixed asset acquisitions, or the renewal of insurance policies. During the three months ended June 30, 2015, the Company has not secured such loans.

Loans Payable consisted of the following as of:

	June 30 2015	March 31 2015
Total loans	$734,566	$825,503
Current Portion	235,041	265,165
Long-term portion, net of current maturities	$499,525	560,338

Principal payments on loans for each fiscal year are:

Fiscal year ending March 31, 2016	$174,228
Fiscal year ending March 31, 2017	251,967
Fiscal year ending March 31, 2018	136,601
Fiscal year ending March 31, 2019	104,676
Fiscal year ending March 31, 2020	67,095
Thereafter	—
Total Principal Payments	$734,567

NOTE 8	-	DERIVATIVE LIABILITIES

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

Preferred Stock Derivative Liabilities

Series I
Preferred Shares Authorized	500

Preferred shares Outstanding	100

Underlying common shares into which Preferred may convert	142,857,143

Closing price on valuation date	$0.2000

Preferred stock derivative liability at Current Balance Sheet Date	$28,571,429

Preferred stock derivative liability at March 31, 2015	$35,000,000

CHANGE IN VALUE OF PREFERRED STOCK DERIVATIVE LIABILITY

	Three months ended June 30,
	2015	2014
Change in Preferred Stock Derivative Liability	$(6,428,571)	$(2,308,216)

Warrant Derivative Liabilities

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

FAIR VALUE OF WARRANT DERIVATIVE LIABILITY

June 30 2015
Risk-Free interest rate	0.3% - 1.0%
Expected volatility	74% - 95%
Expected life (in years)	0.0 – 2.8
Expected dividend yield	—
Number of warrants	70,675,278

Fair Value of Warrant Derivative Liability	$10,548,312

CHANGE IN VALUE OF WARRANT DERIVATIVE LIABILITY

	Three months ended June 30
	2015	2014
Change in Warrant Derivative Liability	$(7,214,261)	$741,959

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

Minimum 5 year payments* for the initial term for the leasing of 35,000 square feet at 135 Ludlow are as follows:

Fiscal year ended March 31, 2016	203,850
Fiscal year ended March 31, 2017	155,169
Fiscal year ended March 31, 2018	—
Fiscal year ended March 31, 2019	—
Fiscal year ended March 31, 2020	—
Total Minimum 5 year lease payments	$359,019

* Minimum lease payments are exclusive of additional expenses related to certain expenses incurred in the operation and maintenance of the premises, including, without limitation, real estate taxes and common area charges which may be due under the terms and conditions of the lease, but which are not quantifiable at the time of filing of this quarterly report on Form 10-Q.

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

RENT EXPENSE

	Three months ended June 30,
	2015	2014
Rent Expense	$45,214	$17,789

Change in deferred rent liability	$(5,496)	$(3,415)

DEFERRED RENT LIABILITY (LONG-TERM LIABILITY)

June 30 2015
Balance of Deferred Rent Liability	$37,027

NOTE 10	COMMON STOCK

During the Current YTD, the Company issued shares of Common Stock, as follows:

Description	Shares Of Common Stock

Common shares sold pursuant to the LPC-40 Purchase Agreement	9,559,945

Common shares issued as commitment shares pursuant to the LPC-40 Purchase Agreement	98,388

Common shares issued pursuant to the exercise of cash warrants	19,194,756

Total Common Shares issued during the Current YTD	28,853,089

Options

Options issued and outstanding as of the Current Balance Sheet Date are summarized as follows:

	Number of Options	Range of Exercise Prices
Vested Options	3,317,167	$0.07 to $2.75
Non-Vested Options	4,325,000	$0.07 to $0.46

Each option represents the right to purchase one share of common stock. The non-vested options are scheduled to vest in various increments during dates that are within the period beginning on July 23, 2015 and through October 20, 2017~, or upon the occurrence of certain defined events and require that employees awarded such options be employed by the Company on the vesting date.

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

The calculation of Basic EPS and Diluted EPS is summarized as follows:

	For the Three Months Ended June 30,
	2015	2014
Numerator
Net Income (loss) attributable to common shareholders – Basic	$16,077,557	$(4,401,810)

Effect of dilutive instruments on Net Income	(13,642,832)	n/a

Net Income attributable to common shareholders – Diluted	$2,434,725	$(4,401,810)

Denominator
Weighted-average shares of common stock outstanding - basic	$646,851,543	$565,150,231

Dilutive effect of stock options, warrants and convertible securities	165,753,917	n/a

Weighted average shares of common stock outstanding - diluted	$812,605,460	$565,150,231

Net (loss) income per share
Basic	$0.02	$(0.01)
Diluted	$0.00	$(0.01)

NOTE 12	COLLABORATIVE AGREEMENT WITH EPIC PHARMA LLC

On June 9, 2015, the Company entered into the Epic Collaborative Agreement, which provides for the licensing of the product development sales and distribution by Epic Pharma LLC (“Epic”) of ELI-200, an abuse deterrent opioid which employs the Company’s proprietary pharmacological abuse-deterrent technology. Epic will be responsible for payment of product development costs, sales and marketing of ELI-200, and Elite will be responsible for the manufacture of the product. Epic will pay Elite non-refundable milestone payments totaling $15 million, with such amount representing the cost of developing the product, and a royalty based on net product sales. The term of the license is five years and the license is renewable upon mutual agreement at the end of the initial term.

During the three months ended June 30, 2015, milestones totaling $5 million were earned by and paid to Elite pursuant to the Epic Collaborative Agreement. These nonrefundable milestones qualified as substantive, pursuant to ASC 605-28, with revenues of $5 million being recognized during the period, pursuant to the milestone method.

NOTE 13-	SALE OF INVESTMENT IN NOVEL LABORATORIES

At the end of 2006, Elite entered into a joint venture with VGS Pharma, LLC (“VGS”) and created Novel Laboratories, Inc. (“Novel”), a privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals.

On June 10, 2014, the Company received $5 million in exchange for its investment in Novel’s Class A Voting Common Stock.

NOTE 14	-	CONCENTRATIONS

Revenue Concentrations

Three customers accounted for substantially all of the Company’s revenues for the three months ended June 30, 2015 and June 30, 2015

Accounts Receivable Concentrations

Three customers accounted for substantially all of the Company’s accounts receivable as of June 30, 2015 and June 30, 2014.

Purchasing Concentrations

Six suppliers accounted for more than 80% of the Company’s purchases of raw materials for the three months ended June 30, 2015. Included in these six suppliers is one supplier that accounted for approximately 43% of raw material purchases for this period.

Five suppliers accounted for more than 80% of the Company’s purchases of raw materials for the three months ended June 30, 2014. Included in these six suppliers is one supplier that accounted for approximately 44% of raw material purchases for this period.

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

GAAP requires that a contingency loss may only be recognized if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. There were no liabilities of this type at June 30, 2015.

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

During the three months ended June 30, 2015, a total of 9,559,945 shares of Common Stock were sold to Lincoln Park pursuant to the Purchase Agreement, with the proceeds of such sales of Common Stock totaling $2,031,026. An additional 98,388 shares of Common Stock were issued to Lincoln Park during this same period with such shares constituting additional commitment shares issued pursuant to the Purchase Agreement.

During the three months ended June 30, 2014, a total of 2,407,014 shares of Common Stock were sold to Lincoln Park pursuant to the Purchase Agreement, with the proceeds of such sales of Common Stock totaling $896,613. An additional 1,971,873 shares of Common Stock were issued to Lincoln Park during this same period with such constituting initial commitment shares and additional commitment shares issued pursuant to the Purchase Agreement.

NOTE 17 -	SUBSEQUENT EVENTS

Common Stock sold pursuant to the LPC-40 Purchase Agreement

Subsequent to the Current Balance Sheet Date and up to August 3, 2015 (the latest practicable date), a total of 614,191 shares of Common Stock were sold pursuant to the LPC-40 Purchase Agreement inclusive of purchase and commitment shares, with proceeds received from such transactions totaling $121,246.

Common shares issued pursuant to the exercise of cash warrants and options

Subsequent to the Current Balance Sheet Date, and up to August 3, 2015 (the latest practicable date), a total of 294,962 shares of Common Stock were issued pursuant to the exercise of cash warrants, with proceeds received from such transactions totaling $18,435.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015

COMPARED TO THE

THREE MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

The following discussion and analysis should be read with the financial statements and accompanying notes included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended March 31, 2015. It is intended to assist the reader in understanding and evaluating our financial position.

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

As of the date filing of this Quarterly Report on Form 10-Q, the following products included in the Mikah Purchase Agreement have successfully achieved manufacturing site transfers:

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

Pursuant to the Precision Dose License Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Precision Dose License Agreement, earned by Precision Dose as a result of sales of the products. The license fee is payable monthly for the term of the Precision Dose License Agreement. The milestone payments will be paid in six installments. The first installment was paid upon execution of the License Agreement. The remaining installments are to be paid upon FDA approval and initial shipment of the products to Precision Dose. The term of the License Agreement is 15 years and may be extended for 3 successive terms, each of 5 years. Please see Part II, Item 1, Legal Proceedings below for details of an arbitration proceeding commenced by Precision Dose related to certain terms and conditions of the Precision Dose License Agreement.

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

Results of Consolidated Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Our revenues for the three months ended June 30, 2015 were $7,080k, an increase of $5,918k or approximately 509% over revenues for the comparable period of the prior year, and consisted of $1,676k in manufacturing fees, $5,000k in product development licensing and $404k in licensing fees. Revenues for the three months ended June 30, 2014, consisted of $949k in manufacturing fees, $208k in licensing fees and $5k in lab fees.

Manufacturing fees Increased by $727k, or approximately 77%, mostly due to the continued growth of the Company’s generic product lines.

Product development licensing increased by $5,000k due to milestone sales and distribution licensing fees earned from the Epic Collaborative Agreement, which was signed during the quarter ended June 30, 2015.

Licensing fees increased by $196k, or approximately 95%, with this increase being due to the continued growth of the Company’s generic products, most notably, Phentermine, Hydromorphone and Naltrexone which were marketed pursuant to the Precision Dose License Agreement

Research and development costs for the three months ended June 30, 2015 were $2,366k, a decrease of $1,654k or approximately 41% from $4,020k of such costs for the comparable period of the prior year. The decrease was due to the timing of ongoing clinical trials related to the development of Elite’s abuse deterrent opioid products.

General and administrative expenses for the three months ended June 30, 2015, were $754k, an increase of $128k, or approximately 20% from $626k of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to significant increases in the hiring of additional staff to support regulatory compliance activities, additional costs incurred in relation to insurance and employee benefits. Please note that these higher levels of overhead costs are expected to continue.

Depreciation and amortization for the three months ended June 30, 2015 was $162k, a decrease of $32k, or approximately 17%, from $194k for the comparable period of the prior year. The decrease was primarily due to a decrease in the overall basis of depreciable assets resulting from the expiry of the economic life of equipment since June 2014. The expansion and upgrade of the Northvale Facility, which has required significant investments in property, plant and equipment, has not yet been placed in service. Accordingly, depreciation expenses relating to these investments have not yet been recorded. When commissioned, the investments relating to the expansion of the Northvale Facility will result in increased depreciation expense.

Non-cash compensation through the issuance of stock options and warrants for the three months ended June 30, 2015 was $91k, an increase of $67k, or approximately 282% from $24k for the comparable period of the prior year. The increase is due to the issuance of employee stock options subsequent to the quarter ended June 30, 2014.

As a result of the foregoing, our income from operations for the three months ended June 30, 2015 was $2,510k, compared to a loss from operations of $4,431k for the three months ended June 30, 2014.

Other income/expenses for the three months ended June 30, 2015 were a net income of $13,567k, an increase in other income of $13,538k from the net other expense of $29k for the comparable period of the prior year. The increase in other income/expense was due to derivative income relating to changes in the fair value of our preferred shares and outstanding warrants during the quarter ended June 30, 2015 totaling an income of $13,643k, as compared to a net derivative loss of $1,566k for the comparable period of the prior year. Please note that derivative income/(expenses) are determined in large part by the number of preferred shares and warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between derivative revenues and increases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net income for the three months ended June 30, 2015 was $16,078k, compared to a net loss of $4,402k for the comparable period of the prior year.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), increased to a surplus of $12.4 million as of June 30, 2015 from a working capital surplus of $5.2 million as of March 31, 2015, primarily due to working capital generated by positive operating cash flows of $1.9 million and proceeds from sales of common stock and warrant exercises totaling $3.2 million, offset by $0.7 million in investments in property, plant and equipment.

Net cash provided by operations was $1.9 million for the three months ended June 30, 2015, primarily due to our net income from continuing operations of $16.1 million, offset by non-cash credits totaling $12.8 million, which included, without limitation, depreciation and amortization charges of $0.16 million, net income credits from the change in fair value of derivative liabilities of $13.6 million. In addition, net cash provided by operations was effected by changes in the balances of assets and liabilities, including, without limitation, decreases in inventories, receivables and prepaid expenses totaling $0.7 million, resulting in a net source of cash, offset by decreases in payables and other current liabilities of $2.1 million, resulting in a net use of cash.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

As of June 30, 2015, the Company had cash on hand of $11.6 million and a working capital surplus of $12.5 million. The Company believes that such resources, combined with the Company’s access to the remaining $24.6 million available pursuant to the $40 million equity line with Lincoln Park, and approximately $0.6 million available under the Hakim Credit Line are sufficient to fund operations through the current operating cycle. For the three months ended June 30, 2015, we had income from operations totaling $2.5 million, net other income totaling $13.6 million and a net income of $16.1 million. Please note that the Company’s other income/(expenses) are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

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

Lincoln Park Capital

On April 10, 2014, we entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park Capital (the “LPC 40 Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Lincoln Park has agreed to purchase from us up to $40 million of our common stock (subject to certain limitations) from time to time over a 36-month period. Pursuant to the terms of the Registration Rights Agreement, we have filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the Purchase Agreement. That registration statement was declared effective by the SEC on May 1, 2014. A post-effective amendment to that Registration Statement was subsequently filed with the SEC and declared effective on July 1, 2014.

Upon execution of the Purchase Agreement, we have issued 1,928,641 shares of our common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of our common stock under that agreement and we are obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of our common stock is purchased by Lincoln Park. Through August 3, 2015, we have sold to Lincoln Park an aggregate of 57.341 million shares under the Purchase Agreement for aggregate gross proceeds of approximately $15.4 million. In addition, we have issued an additional 0.742 million Commitment Shares.

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

The foregoing descriptions of the LPC 40 Purchase Agreement, and the Registration Rights Agreement are qualified in their entirety by reference to the full text of the LPC 40 Purchase Agreement, and the Registration Rights Agreement, copies of which are attached to the Current Report on Form 8-K, filed with the SEC on April 14, 2014 as Exhibit 10.1 and 10.2, respectively, and each of which is incorporated herein in its entirety by reference. The representations, warranties and covenants contained in such agreements, were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with execution of the agreements.

Hakim $1,000,000 Bridge Revolving Credit Line

On October 15, 2013 (the “Hakim Credit Line Effective Date”), and as amended on January 28, 2015, we entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Nasrat Hakim, our President and CEO. Under the terms of the Hakim Loan Agreement, we have the right, in our sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. Mr. Hakim provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on March 31, 2016, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on January 1, April 1, July 1 and October 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Loan Agreement, we may borrow, repay, and reborrow under the Hakim Credit Line through maturity. Amounts borrowed under the Hakim Credit Line will bear interest at the rate of ten percent (10%) per annum. As of June 30, 2015, the principal balance owed under the Credit Line was $411,709 with an additional $31,281 in accrued interest being also owed, in accordance with the terms and conditions of the Credit Line. On January 28, 2015, The Development and License Agreement dated August 27, 2010 and between the Company and Mikah Pharma LLC (the “Mikah Development Agreement”) was terminated. Pursuant to the Mikah Development Agreement, Mikah Pharma LLC (“Mikah”) made advance consideration payments to the Company totaling $200,000 in exchange for product development services to be provided at a future date. Subsequent to the execution of the Mikah Development Agreement, and before any development milestones were achieved, the sole owner of Mikah, Mr. Nasrat Hakim, became the President and Chief Executive Officer of the Company. Mikah has accordingly ceased operating and is in the process of winding down and liquidating its assets. Any further development of the product related to this agreement will belong to the Company, although there can be no assurances that such development will occur or be successful. The Mikah Development Agreement requires that the consideration paid in advance to the Company be refunded in the event of no milestones being achieved. Mr. Hakim, as owner of Mikah, has directed that the $200,000 refund due to Mikah not be paid currently, but rather be added to the amounts due under the Hakim Credit Line.

NJEDA Bonds

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of June 30, 2015, all of the proceeds were utilized by the Company for such stated purposes.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $3,545 for the three months ended June 30, 2015.

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

The Company has classified the principal amounts with a maturity of not more than twelve months from September 30, 2014, totaling $210,000, as current liabilities. Principal amounts with maturities in excess of twelve months from September 30, 2015, totaling $2,065,000 have been recorded as non-current liabilities.

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

Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates and foreign currency exchange rates.

Interest rate risk

As of June 30, 2015, our principal debt obligations included EDA bonds payable with a total principal balance of $2.275 million, loans payable with principal balances totaling $0.735 million, and principal balances owed pursuant to related party lines of credit totaling $0.411 million. Interest rates for all such indebtedness are fixed and accordingly there is no significant interest rate sensitivity related to these liabilities.

Foreign Currency Exchange Risk

We operate and transact business in US Dollars, accordingly, the Company is not exposed to any significant foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including the Chief Executive and Chief Financial Officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective so that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management in order to allow for timely decisions regarding disclosure.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2015, we issued 19,194,756 shares of Common Stock that were unregistered, consisting of 19,194,756 shares being issued pursuant to the exercise of cash warrants and options, with proceeds received totaling $1,199,671. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

Subsequent to June 30, 2015 and up to and including August 3, 2015 (the latest practicable date), we issued a total of 294,962 shares of Common Stock that were unregistered, with all such unregistered shares being issued pursuant to the exercise of cash warrants and options, with proceeds received totaling $18,435.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the index below are filed as part of this report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013 .

3.1(p)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(q)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Product Development and Commercialization Agreement, dated as of June 21, 2005, between the Company and IntelliPharmaceutics, Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated June 21, 2005 and originally filed with the SEC on June 27, 2005, as amended on the Current Report on Form 8-K/A filed September 7, 2005, as further amended by the Current Report on Form 8-K/A filed December 7, 2005 (Confidential Treatment granted with respect to portions of the Agreement).

10.5	Agreement, dated December 12, 2005, by and among the Company, Elite Labs, and IntelliPharmaCeutics Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated December 12, 2005, and originally filed with the SEC on December 16, 2005, as amended by the Current Report on Form 8-K/A filed March 7, 2006 (Confidential Treatment granted with respect to portions of the Agreement).

10.6	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.10	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.11	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.12	Form of Registration Rights Agreement, between the Registrant and signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.13	Form of Placement Agent Agreement, between the Registrant and Indigo Securities, LLC, incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated March 15, 2006, and filed with the SEC on March 16, 2006.

10.14	Financial Advisory Agreement between the Registrant and Indigo Ventures LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K dated July 12, 2006 and filed with the SEC on July 18, 2006.

10.15	Product Collaboration Agreement between the Registrant and ThePharmaNetwork LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated November 10, 2006 and filed with the SEC on November 15, 2006. (Confidential Treatment granted with respect to portions of the Agreement).

10.16	Strategic Alliance Agreement among the Registrant, VGS Pharma (“VGS”) and Veerappan S. Subramanian (“VS”), incorporated by reference as Exhibit 10(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.17	Advisory Agreement, between the Registrant and VS, incorporated by reference as Exhibit 10(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.18	Registration Rights Agreement between the Registrant, VGS and VS, incorporated by reference as Exhibit 10(c) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.19	Employment Agreement between Novel Laboratories Inc. (“Novel”) and VS, incorporated by reference as Exhibit 10(d) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.20	Stockholders’ Agreement between Registrant, VGS, VS and Novel, incorporated by reference as Exhibit 10(e) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.21	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.22	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.23	Form of Placement Agent Agreement, between the Company and Oppenheimer & Company, Inc., incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.24	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.25	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.26	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.27	Form of Securities Purchase Agreement, between the Company and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.28	Form of Placement Agent Agreement, between the Company, ROTH Capital Partners, LLC and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.29	Separation Agreement and General Release of Claims, dated as of October 20, 2008, by and between the Company and Stuart Apfel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.30	Consulting Agreement, dated as of October 20, 2008, by and between the Company and Parallex Clinical Research, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.31	Separation Agreement and General Release of Claims, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.32	Consulting Agreement, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.33	Separation Agreement and General Release of Claims, dated as of November 5, 2008, by and between the Company and Bernard J. Berk, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 6, 2008 and filed with the SEC on November 6, 2008.

10.34	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.35	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.36	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.37	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.38	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.39	Employment Agreement, dated as of November 13, 2009, by and between the Company and Chris Dick, , incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.40	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.41	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.42	Stipulation of Settlement and Release, dated as of June 25, 2010, by and among the Company, Midsummer Investment, Ltd., Bushido Capital Master Fund, LP, BCMF Trustees, LLC, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.43	Amendment Agreement, dated as of June 25, 2010, by and among the Company, and the investors signatory thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.44	Amendment Agreement, dated as of June 2010, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.45	Asset Purchase Agreement dated as of May 18, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010.

10.46	Asset Purchase Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.47	Master Development and License Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.48	Purchase Agreement, dated as of September 10, 2010, by and among Epic Pharma LLC and the Company, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.49	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.50	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.51	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.52	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.53	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.54	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.55	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.56	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.57	Securities Purchase Agreement with Socius dated December 30, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.58	Amendment to Agreement with Socius dated February 28, 2012, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed with the SEC February 29, 2012.

10.59	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.60	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.61	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.62	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.63	Development And License Agreement between the Company and a Hong Kong-based client dated March 16, 2012 incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the SEC on June 29,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.64	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.65	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.66	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.67	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.68	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.69	Revised Schedule 1 to the August 1, 2013 Mikah LLC Asset Purchase Agreement (revised to remove confidential treatment with regard to one item set forth thereon) incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the period ending December 31, 2013, filed with the SEC on February 14, 2014.

10.70	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.71	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.72	Termination of June 2011, Manufacturing and Supply Agreement between Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.15 of the Quarterly Report on Form 10-Q for the period ending December 31, 2014 and filed with the SEC on February 14, 2014.

10.73	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.74	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.75	August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC, incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 and filed with the SEC on November 14, 2013

10.76	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.77	February 7,2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.78	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.79	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.80	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.81	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.82	January 19, 2015 Second Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 and First Amendment to the TPN-Elite Manufacturing and Supply Agreement dated September 21, 2012, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014, and filed with the SEC on February 17, 2015. Confidential Treatment granted with respect to portions of the Agreement.

10.83	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.84	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015 .

10.85	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on June 15, 2015. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following materials from Elite Pharmaceuticals’ Quarterly Report on Form 10-Q, related to the unaudited financial statements as and for the three months ended June 30, 2015 and 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.**

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

ELITE PHARMACEUTICALS, INC.

Date: August 10, 2015	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)

