Form 10-Q
period 2015-09-30
ELITE PHARMACEUTICALS INC /NV/
filed 2015-11-09
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                               September 30, 2015

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 5, 2015, the issuer had outstanding 684,756,279 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	March 31, 2015 (Audited)
ASSETS
CURRENT ASSETS
Cash	$9,031,088	$7,464,180
Accounts receivable (net of allowance for doubtful accounts of $0 and $272,620, respectively)	1,415,886	1,446,441
Inventories	3,353,313	3,032,002
Prepaid expenses and other current assets	295,108	388,061

Total Current Assets	14,095,395	12,330,684

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,392,827 and $6,074,117, respectively	7,554,519	6,401,802

INTANGIBLE ASSETS – net of accumulated amortization of $-0-	6,399,667	6,381,774

OTHER ASSETS
Security deposits	48,714	198,481
Restricted cash – debt service for EDA bonds	388,959	388,959
EDA bond offering costs, net of accumulated amortization of $142,963 and $135,874, respectively	211,490	218,579

Total Other Assets	649,163	806,019

TOTAL ASSETS	$28,698,744	$25,920,279

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	March 31, 2015 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of EDA bonds payable	$220,000	$210,000
Short term loans and current portion of long-term debt	251,835	265,165
Related Party Line of Credit	411,709	583,071
Accounts payable and accrued expenses	3,611,073	3,997,528
Deferred revenues	13,333	13,333

Total Current Liabilities	4,507,950	5,069,097

LONG TERM LIABILITIES
EDA bonds payable – non current	1,845,000	2,065,000
Deferred revenues	118,890	125,557
Other long term liabilities	549,486	629,138
Derivative liabilities	9,184,216	17,762,573

Total Long Term Liabilities	11,697,592	20,582,268

TOTAL LIABILITIES	16,205,542	25,651,365

MEZZANINE EQUITY
Convertible preferred shares	32,857,143	35,000,000

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 995,000,000 shares and 690,000,000 shares, respectively. Issued 681,756,279 shares and 631,160,701 shares, respectively. Outstanding 680,756,279 shares and 630,060,701 shares, respectively	681,759	631,162

Additional paid-in-capital	116,204,254	108,819,628

Accumulated deficit	(136,943,114)	(143,875,035)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(20,363,941)	(34,731,086)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$28,698,744	$25,920,279

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTI CALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED September 30,		SIX MONTHS ENDED September 30,
	2015	2014	2015	2014
REVENUES
Manufacturing Fees	$2,553,195	$850,934	$4,228,968	$1,799,971
Licensing Fees	143,312	405,483	547,311	613,128
Product Development Licensing	---	---	5,000,000	---
Lab Fee Revenues	---	---	---	5,000

Total Revenues	2,696,507	1,256,417	9,776,279	2,418,099

COSTS OF REVENUES	1,414,529	681,669	2,611,497	1,410,199

Gross Profit	1,281,978	574,748	7,164,782	1,007,900
OPERATING EXPENSES
Research and Development	4,172,419	3,583,563	6,614,063	7,623,403
General and Administrative	881,566	722,229	1,560,630	1,329,268
Non-cash compensation through issuance of stock options	80,992	53,481	171,470	77,143
Depreciation and Amortization	164,340	276,812	325,800	470,696
Total Operating Expenses	5,299,317	4,636,085	8,671,963	9,500,511

(LOSS) FROM OPERATIONS	(4,017,339)	(4,061,337)	(1,507,181)	(8,492,611)

OTHER INCOME / (EXPENSES)
Interest expense	(63,824)	(70,075)	(136,507)	(148,281)
Change in fair value of derivative liabilities	2,149,787	10,379,665	8,578,358	11,121,624
Gain on Sale on Investment	---	---	---	1,670,678
Other Income (Expense)	---	---	(2,750)	3,248

Total Other Income / (Expense)	2,085,963	10,309,590	8,439,101	12,647,269
NET INCOME (LOSS)	$(1,931,376)	$6,248,253	$6,931,920	$4,154,659

Change in value of convertible preferred share mezzanine equity	(5,071,406)	15,131,571	2,142,857	12,823,356

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,002,782)	$21,379,824	$9,074,777	$16,978,014
NET INCOME (LOSS) PER SHARE
Basic	$(0.01)	$0.04	$0.01	$0.03
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	665,330,431	577,691,292	656,141,476	565,150,231
Diluted	823,495,279	739,869,496	814,306,324	733,912,128

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	COMMON STOCK			TREASURY STOCK
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2015	631,160,701	$631,162	$108,819,628	100,000	$(306,841)	$(143,875,035)	$(34,731,086)

Net Income						6,931,921	6,931,921

Change in value of convertible preferred mezzanine equity			2,142,857				2,142,857

Common shares sold pursuant to the Lincoln Park Capital purchase agreement	13,155,283	13,157	2,766,985				2,780,142

Non-cash compensation through the issuance of stock options			171,470				171,470

Common shares issued as commitment shares pursuant to the Lincoln Park Capital purchase agreement	134,047	134	(134)				---

Common shares issued pursuant to the exercise of cash warrants	37,252,079	37,252	2,291,003				2,328,255

Common Shares Issued Pursuant to Director Salaries	54,169	54	12,446				12,500

Balance at September 30, 2015	681,756,279	$681,759	$116,204,255	100,000	$(306,841)	$(136,943,114)	$(20,363,941)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED SEPTEMBER 30
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$6,931,921	$4,154,659
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	325,799	435,537
Change in fair value of derivative liabilities	(8,578,358)	(11,121,624)
Non-cash compensation accrued	586,167	679,771
Non-cash compensation from the issuance of common stock and options	171,470	83,333
Non-cash rent expense	(10,991)	5,189
Non-cash lease accretion	798	752
Gain on Sale of Investment	---	(1,670,678)
Bad debt recovery	(117,095)	---
Changes in Assets and Liabilities
Accounts receivable	147,650	(365,708)
Inventories	(321,311)	(591,130)
Prepaid and other current assets	242,720	(60,861)
Accounts payable, accrued expenses and other current liabilities	(960,122)	(183,608)
Deferred revenues and Customer deposits	(6,667)	(6,667)
NET CASH USED IN OPERATING ACTIVITIES	(1,588,019)	(8,641,036)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(1,405,633)	(1,005,087)
Costs incurred for intellectual property assets	(17,893)	(8,549)
Deposits to / (withdrawals from) restricted cash, net	---	(123,909)
Proceeds from Sale of Investment	---	5,000,000
NET CASH USED IN INVESTING ACTIVITIES	(1,423,526)	3,862,455

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	2,780,142	6,227,485
Proceeds from exercise of cash warrants and options	2,328,255	290,231
Proceeds / (Payments) from draws against credit lines from related parties	(171,362)	137,579
Payment of bonds Principal	(210,000)	(1,110,000)
Other loan payments	(148,582)	(65,049)
Costs associated with raising capital	---	(16,364)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,578,453	5,463,882

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,566,908	685,301

CASH AND CASH EQUIVALENTS – beginning of period	7,464,180	6,941,777
CASH AND CASH EQUIVALENTS – end of period	$9,031,088	$7,627,078
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$110,372	$141,342
Non-Cash Financing Transactions
Financing of equipment purchases and insurance renewal	65,794	495,753
Commitment shares issued to Lincoln Park Capital	830,515	756,053
Conversion of Preferred Shares to Common Shares	---	2,272,500

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

NOTE 1	-	DEFINITIONS

“Current Balance Sheet Date” means September 30, 2015

“Current Fiscal Year” means the twelve months ended March 31, 2016

“Current Quarter” means the three months ended September 30, 2015

“Current YTD” means the six months ended September 30, 2015

“FDA” means the U.S. Food and Drug Administration

“Hakim Credit Line Limit” equals $1,000,000

“Hakim Credit Line Balance” equals $411,709

“Hakim Credit Line Interest Due” equals $41,658

“Prior Year Balance Sheet Date” means September 30, 2014

“Prior Fiscal Year” means the twelve months ended March 31, 2015

“Prior Year Quarter” means the three months ended September 30, 2014

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

There have been no changes in significant accounting policies since March 31, 2015, other than the accounting for convertible preferred share mezzanine as discussed in Note 12 to these financial statements, with such changes to be considered when reviewing the Annual Report on Form 10-K filed with the SEC on June 15, 2015.

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

The Company entered into a sales and distribution licensing agreement with Epic Pharma LLC, dated June 9, 2015 (the “Epic Collaborative Agreement”), which has been determined to satisfy the criteria for consideration as a collaborative agreement, and is accounted for accordingly, in accordance with GAAP.

Revenue Recognition

The Company enters into licensing, manufacturing and development agreements which may include multiple revenue generating activities, including, without limitation, milestones, license fees, product sales and services. These multiple elements are assessed in accordance ASC 605-25 Revenue Recognition for Multiple-Element Arrangements in order to determine whether particular components of the arrangement represent separate units of accounting.

An arrangement component is considered to be a separate unit of accounting if the deliverable relating to the component has value to the customer on a standalone basis, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in control of the Company.

The Company recognizes payments received pursuant to a multiple revenue agreement as revenue, only if the related delivered item(s) have stand-alone value and the fair value can be determined, with the arrangement being accordingly accounted for as a separate unit of accounting. If such delivered item(s) are considered to either not have stand-alone value, or if the fair value cannot be determined, the arrangement is accounted for as a single unit of accounting, and the payments received are recognized as revenue over the estimated period of when performance obligations relating to the item(s) will be performed.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, we determine the period over which the performance obligations will be performed and revenue will be recognized. If we cannot reasonably estimate the timing and the level of effort to complete our performance obligations under a multiple-element arrangement, revenues are then recognized on a straight-line basis over the period encompassing the expected completion of such obligations, with such period being reassessed at each subsequent reporting period.

Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company disaggregates its product revenues into the type of marketing authorization relating to each product, specifically ANDA’s for generic products or NDA’s for branded products.

During the three and six months ended September 30, 2015 and 2014, the Company recognized $4,776k and $2,696k from the sale of generic products respectively. During the three and six months ended September 30, 2015 and 2014, the Company recognized $5,000k and none, respectively for branded products, including payments received for the research and development of products for which NDA’s are expected to be filed.

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

Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

The accounting treatment of warrants and preferred share series issued is determined pursuant to the guidance provided by subtopics 470, 480, 815 and 270 of the Accounting Standard Codification. Each feature of these instruments, including, without limitation, any rights relating to subsequent dilutive issuances, dividend issuances, equity sales, rights offerings, forced conversions, optional redemptions, automatic monthly conversions, dividends and exercise are assessed with determinations made regarding the proper classification on the Company’s statement of financial position, results of operations, cash flow statement and statement of changes in equity.

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

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost (first-in, first-out basis) or market (net realizable value), and summarized as follows:

	September 30, 2015	March 31, 2015
Raw Materials	$3,015,384	$2,850,459
Work-in-Process	160,080	58,771
Finished Goods	177,849	122,772
Total Inventory	$3,353,313	$3,032,002

NOTE 6	-	NJEDA BONDS

Bond financing consisting of the following, as of:

	September 30 2015	March 31 2015
Refinanced NJEDA Bonds	$2,065,000	$2,275,000

Current portion	(220,000)	(210,000)

Long term portion, net of current maturities	$1,845,000	$2,065,000

Maturities of Bonds for the next five years are as follows:

YEAR ENDING SEPTEMBER 30,	AMOUNT
2016	220,000
2017	85,000
2018	90,000
2019	95,000
2020	105,000
Thereafter	1,470,000
$2,065,000

NOTE 7	-	INTANGIBLE ASSETS

Costs to acquire intangible assets are capitalized and if such assets are determined to have a finite useful life, amortized to expense on a straight-line method over this finite useful life. Costs to acquire intangible assets that are determined to be indefinitely lived, such as Abbreviated New Drug Applications (“ANDA’s”) are capitalized, but not amortized to expense.

Patent application costs capitalized were incurred in relation to the Company’s abuse deterrent opioid technology. Amortization of such patent costs will begin upon the issuance of marketing authorization by the FDA of a product incorporating such patented technology and be calculated on a straight line basis through the expiry of the related patent(s).

All intangible assets are tested for impairment on at least an annual basis, or sooner should events or changes in circumstances occur that may indicate a potential impairment of a listed intangible asset.

As of September 31, 2015 and March 31, 2015, the following costs were recorded as intangible assets on the Company’s balance sheet:

	September 30,	March 31,
	2015	2015
Intangible assets at beginning of fiscal year
Patent application costs	$334,457	$302,602
ANDA acquisitions	6,047,317	6,047,317
Less: Accumulated Amortization	---	---
Net Intangible Assets at beginning of fiscal year	$6,381,774	$6,349,917

Intangible asset costs capitalized during the fiscal year
Patent application costs	$17,893	$31,855
ANDA acquisition costs	---	---
Total cost of intangible assets capitalized	$17,893	$31,855

Intangible assets at end of fiscal period
Patent application costs	$352,350	$334,457
ANDA acquisitions	6,047,317	6,047,317
Less: Accumulated Amortization	---	---
Net Intangible Assets	$6,399,667	$6,381,774

NOTE 8	-	PROPERTY AND EQUIPMENTS

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

As of September 31, 2015 and March 31, 2015, the following costs were recorded as Property and Equipment on the Company’s balance sheet:

	September 30,	March 31,
	2015	2015
Computer Equipment	$135,003	$132,917
Furniture and Fixtures	49,804	49,804
Land	300,000	300,000
Building Improvement	3,245,307	2,938,212
Lease Improvement	1,959,753	1,318,480
Lab Equipment	1,280,932	1,096,905
Manufacturing Equipment	6,664,696	6,179,960
Warehouse Equipment	168,342	316,351
Office Equipment	76,654	76,654
Vehicles	66,855	66,855
Total	$13,947,346	$12,475,938
Less: Accumulated depreciation and amortization	6,392,827	6,074,116
Property and equipment, net	$7,554,519	$6,401,802

Depreciation Expense for six months ended on September 30, 2015 and 2014 was $318,711 and $463,609 respectively.

Fixed assets with a cost of $1.96 million have not yet been placed in service as of the Current Balance Sheet Date.

NOTE 9	-	LOANS PAYABLE

During the ordinary course of business, the Company has secured loans to support the collateralized financing of fixed asset acquisitions, or the renewal of insurance policies. During the six months ended September 30, 2015, the Company has secured such loans with initial principal amounts totaling $66k and with payment terms of 60 months.

Loans Payable consisted of the following as of:

	September 30 2015	March 31 2015
Total loans	$742,716	$825,503
Current Portion	251,836	265,165
Long-term portion, net of current maturities	$490,880	560,338

Principal payments on loans for 12 months ending September 30:

2016	$251,835
2017	228,006
2018	114,994
2019	105,148
2020	42,733
Thereafter	---
Total Principal Payments	$742,716

NOTE 10	-	WARRANT DERIVATIVE LIABILITIES

Accounting Standard Codification “ASC” 815 – Derivatives and Hedging, which provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants issued by the Company. As the warrants issued by the Company do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future, we have concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities.

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

FAIR VALUE OF WARRANT DERIVATIVE LIABILITY
	March 31 2015	September 30 2015
Risk-Free interest rate	0.05% - 0.89%	0.1% - 0.9%
Expected volatility	93% - 113%	68% - 95%
Expected life (in years)	1.2 – 3.1	0.0 – 2.6
Expected dividend yield	---	---
Number of warrants	89,870,034	52,617,955

Fair Value of Warrant Derivative Liability	$17,762,573	$9.184,206

CHANGE IN VALUE OF WARRANT DERIVATIVE LIABILITY
	Three months ended September 30		Six months ended September 30
	2015	2014	2015	2014
Change in Warrant Derivative Liability	($2,149,787)	$10,379,665	($8,578,358)	$11,121,624

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

NOTE 11	-	CONVERTIBLE PREFERRED SHARES MEZZANINE EQUITY

On February 6, 2014, the Company created the Series I Convertible Preferred Stock (“Series I Preferred”). A total of 500 shares of Series I Preferred are authorized and as of the Current Balance Sheet Date, there are 100 shares issued and outstanding. The certificate of designations (“COD”) for the Series I Preferred contain the following financial instruments:

•	Conversion Feature
•	Subsequent Dilutive Issuances
•	Subsequent Dividend Issuances

Management has determined that the Series I Preferred host instrument is more akin to equity than debt and also that the above financial instruments are clearly and closely related to the host instrument, with bifurcation and classification as a derivative liability being not required.

Management has determined that the Series I Preferred be classified as temporary equity, due to the floorless down round provisions included in the Series I Preferred COD creating the possibility of a redemption event being not within the control of the Company. The Series I Preferred is valued in temporary equity at its fair value, based upon the underlying value of common shares on an “as converted” basis.

Since the Series I Preferred is to be classified as temporary equity, changes in value are adjusted through additional paid-in capital, with such changes in value being also subtracted from net income, (in a manner similar to the treatment of dividends paid on preferred stock), in arriving at income available to common stockholders in the calculation of earnings per share.

	Series I Convertible Preferred Mezzanine Equity
	March 31 2015	June 30 2015	Sept 30 2015
Shares Authorized	500	500	500
Shares Outstanding	100	100	100
Common shares to be issued upon redemption	142,857,143	142,857,143	142,857,143
Closing price on valuation date	$0.2450	$0.2000	$0.2300
Fair value of temporary equity	$35,000,000	$28,571,429	$32,857,143

	(Increase)/Decrease in Value of Convertible Preferred Stock
	Three Months Ended Sept 30,		Six Months Ended Sept 30,
	2015	2014	2015	2014
Series I Preferred	(5,071,406)	15,131,571	2,142,857	12,823,356

Please see Note 12 below.

NOTE 12	-	RECLASSIFICATION OF CONVERTIBLE PREFERRED SHARES

The Company has determined and reclassified its convertible preferred shares from debt to a quasi equity instrument, which are recorded as mezzanine equity for financial reporting purposes.

Amounts recorded as convertible preferred share derivative liabilities are reclassified as convertible preferred share mezzanine equity of equal value. In addition, changes in fair value of the convertible preferred shares are not included in the other income (expense) section of the statement of operations, but are charged directly to additional paid in capital and included in the calculation of net income available to common shareholders.

The effects of the reclassification on the Company’s balance sheet are summarized as follows:

	(amounts in 000’s)
	As of March 31, 2015
	As Reported	Reclassification	Difference
Convertible Preferred Share Derivative Liability	35,000	-0-	(35,000)
Convertible Preferred Share Mezzanine Equity	-0-	35,000	35,000

Accumulated Deficit	(196,077)	(143,875)	52,202
Additional Paid-In Capital	161,022	108,820	(52,202)

The effects of the reclassification on the Company’s statement of operations for the three months ended September 30, 2014 are summarized as follows:

	(amounts in 000’s)
	Three Months Ended September 30, 2014
	As Reported	Reclassification	Difference
Change in fair value of convertible preferred share derivatives	15,132	-0-	(15,132)
Net Income	21,380	6,248	(15,132)

Change in fair value convertible preferred share mezzanine equity	-0-	15,132	15,132
Net Income Attributable to Common Shareholders	21,380	21,380	-0-

The effects of the reclassification on the Company’s statement of operations for the six months ended September 30, 2014 are summarized as follows:

	(amounts in 000’s)
	Six Months Ended September 30, 2014
	As Reported	Reclassification	Difference
Change in fair value of convertible preferred share derivatives	12,823	-0-	(12,823)
Net Income	16,978	4,155	(12,823)

Change in fair value convertible preferred share mezzanine equity	-0-	12,823	12,823
Net Income Attributable to Common Shareholders	16,978	16,978	-0-

NOTE 13	-	OPERATING LEASES

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

Minimum 5 year payments* for the initial term for the leasing of 35,000 square feet at 135 Ludlow are as follows:

12 MONTHS ENDING SEPTEMBER 30,	AMOUNT
2016	205,878
2017	51,723
2018	---
2019	---
2020	---
Total Minimum 5 year lease payments	$257,601

* Minimum lease payments are exclusive of additional expenses related to certain expenses incurred in the operation and maintenance of the premises, including, without limitation, real estate taxes and common area charges which may be due under the terms and conditions of the lease, but which are not quantifiable at the time of filing of this quarterly report on Form 10-Q.

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

	RENT EXPENSE
	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Rent Expense	$45,214	$45,214	$90,427	$63,003

Change in deferred rent liability	$(5,496)	$24,010	$(10,991)	$20,595

	DEFERRED RENT LIABILITY (LONG-TERM LIABILITY)
	June 30 2015	September 30 2015
Balance of Deferred Rent Liability	$37,027	$31,533

NOTE 14	-	COMMON STOCK

During the Current YTD, the Company issued shares of Common Stock, as follows:

Description	Shares Of Common Stock

Common shares sold pursuant to the LPC-40 Purchase Agreement	13,155,283

Common shares issued as commitment shares pursuant to the LPC-40 Purchase Agreement	134,047

Common shares issued pursuant to the exercise of cash warrants	37,252,079

Common Shares issued in payment of employee salaries	54,169

Total Common Shares issued during the Current YTD	50,595,578

Options

Options issued and outstanding as of the Current Balance Sheet Date are summarized as follows:

	Number of Options	Range of Exercise Prices
Vested Options	4,355,500	$0.07 to $2.50
Non-Vested Options	3,226,667	$0.07 to $0.46

Each option represents the right to purchase one share of common stock. The non-vested options are scheduled to vest in various increments during dates that are within the period beginning on July 23, 2016 and through October 20, 2017, or upon the occurrence of certain defined events and require that employees awarded such options be employed by the Company on the vesting date.

NOTE 15	-	PER SHARE INFORMATION

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

The calculation of Basic EPS and Diluted EPS is summarized as follows:

	For the Three Months Ended September 30		For the Six Months Ended September 30
	2015	2014	2015	2014
Numerator
Net Income (loss) attributable to common shareholders – Basic	$(7,002,780)	$21,379,824	$9,074,778	$16,978,014

Effect of dilutive instruments on Net Income	2,921,619	(25,511,236)	(10,721,215)	(23,944,980)

Net Income attributable to common shareholders – Diluted	$(4,081,161)	$(4,131,412)	$(1,646,437)	$(6,966,966)

Denominator
Weighted-average shares of common stock outstanding - basic	665,330,431	577,691,292	656,141,476	565,150,231

Dilutive effect of stock options, warrants and convertible securities	158,164,848	162,178,204	158,164,848	162,178,204

Weighted average shares of common stock outstanding - diluted	823,495,279	739,869,496	814,306,324	733,633,231

Net (loss) income per share
Basic	$(0.01)	$0.04	$0.01	$0.03
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

NOTE 16	-	RELATED PARTY TRANSACTION AGREEMENTS

The Company has entered into two agreements with Epic Pharma LLC (“Epic”) which constitute agreements with a related party due to the management of Epic including a member on our Board of Directors.

On June 4, 2015, Elite executed an exclusive license agreement with Epic to market and sell, in the United States, ELI-200, an undisclosed opioid with sequestered naltrexone capsules, owned by Elite (the “ELI-200 Agreement”). As of the date of filing of this Quarterly Report on Form 10-Q, this product had not yet received marketing authorization from the FDA. Epic will have an exclusive right to market ELI-200 and its various dosage forms, subsequent to marketing authorization being granted by the FDA. ELI-200 will be manufactured by Elite. Epic is responsible for all regulatory and pharmacovigilance matters related to the ELI-200.

Pursuant to the ELI-200 Agreement, Elite received $5 million for research and development activities completed prior to the agreement. Elite will also receive milestone payments totaling $10 million upon the filing with and approval of a New Drug Application (“NDA”) with the FDA. The Company has determined these milestones to be substantive, with such assessment being made at the inception of the ELI-200 Agreement, and based on the following:

•	The Company’s performance is required to achieve each milestone; and
•	The milestones will relate to past performance, when achieved; and
•	The milestones are reasonable relative to all of the deliverables and payment terms within the ELI-200 Agreement.

After marketing authorization is received from the FDA, Elite will receive a license fee which is based on profits achieved from the commercial sales of ELI-200. There can be no assurances of the Company filing an NDA and receiving marketing authorization for ELI-200, and accordingly, there can be no assurances that the Company will earn and receive the additional $10 million or future license fees. If the Company does not receive these payments or fees, it most likely will materially and adversely affect our financial condition.

On October 2, 2013, Elite executed the Epic Pharma Manufacturing and License Agreement (the “Epic Generic Agreement”), which granted rights to Epic to manufacture twelve generic products whose ANDA’s are owned by Elite, and to market, in the United States and Puerto Rico, six of these products on an exclusive basis, and the remaining six products on a non-exclusive basis. These products will be manufactured at Epic, with Epic being responsible for the manufacturing site transfer supplements that are a prerequisite to each product being approved for commercial sale. In addition, Epic is responsible for all regulatory and pharmacovigilance matters, as well as all marketing and distribution activities. Elite has no further obligations or deliverables under the Epic Generic Agreement.

Pursuant to the Epic Generic Agreement, Elite will receive $1.8 million, payable in increments that require the commercialization of all six exclusive products if the full amount is to be received, plus license fees which are based on profits achieved from commercial sales of the products. While Epic has launched four of the six exclusive products and Elite has collected $1.0 million of the $1.8 million total fee, collection of the remaining $800k is contingent upon Epic filing the required supplements with and receiving approval from the FDA for the remaining exclusive generic products. There can be no assurances of Epic filing these supplements, or getting approval of any supplements filed. Accordingly, there can be no assurances of Elite receiving the remaining $800k due under the Epic Generic Agreement, or future license fees related thereto. Please also note that all commercialization, regulatory, manufacturing, marketing and distribution activities are being conducted solely by Epic, without Elite’s participation.

Both the ELI-200 Agreement and the Epic Generic Agreement contain license fees that will be earned and payable to the Company, after the FDA has issued marketing authorization(s) for the related product(s). License fees are based on commercial sales of the products achieved by Epic and calculated as a percentage of net sales dollars realized from such commercial sales. Net sales dollars consist of gross invoiced sales less those costs and deductions directly attributable to each invoiced sale, including, without limitation, cost of goods sold, cash discounts, Medicaid rebates, state program rebates, price adjustments, returns, short date adjustments, charge backs, promotions and marketing costs. The rate applied to the net sales dollars to determine license fees due to the Company is equal to an amount negotiated and agreed to by the parties to each agreement, with the following significant factors, inputs, assumptions and methods, without limitation, being considered by either or both parties:

•	Assessment of the opportunity for each product in the market, including consideration of the following, without limitation: market size, number of competitors, the current and estimated future regulatory, legislative and social environment for abuse deterrent opioids and the other generic products to which the underlying contracts are relevant;
•	Assessment of various avenues for monetizing ELI-200 and the twelve ANDA’s owned by the Company, including the various combinations of sites of manufacture and marketing options;
•	Elite’s resources and capabilities with regards to the concurrent development of abuse deterrent opioids and expansion of its generic business segment, including financial and operational resources required to achieve manufacturing site transfers for twelve approved ANDA’s;
•	Capabilities of each party with regards to various factors, including, one or more of the following: manufacturing, marketing, regulatory and financial resources, distribution capabilities, ownership structure, personnel, assessments of operational efficiencies and entity stability, company culture and image;
•	Stage of development of ELI-200 and manufacturing site transfer and regulatory requirements relating to the commercialization of the generic products at the time of the discussions/negotiations, and an assessment of the risks, probability and time frames for achieving marketing authorizations from the FDA for each product.
•	Assessment of consideration offered; and
•	Comparison of the above factors among the various entities with whom the Company was engaged in discussions relating to the commercialization of ELI-200 and the manufacture/marketing of the twelve generics related to the Epic Generic Agreement.

NOTE 17	-	MANUFACTURING LICENSE AND DEVELOPMENT AGREEMENTS

The Company has entered into the following agreements:

•	License agreement with Precision Dose, dated September 10, 2010 (the “Precision Dose License Agreement”)
•	Manufacturing and Supply Agreement with Ascend Laboratories Inc., dated June 23, 2011 and as amended on September 24, 2012 and January 19, 2015 (the “Ascend Manufacturing Agreement”)
•	Development and license agreement with a private, Hong Kong based company, dated March 16, 2012 (the “Hong Kong Development Agreement”); and
•	Development agreement with Akorn Pharmaceuticals, dated January 10, 2011 (the “Akorn Agreement”).

The Precision Dose Agreement provides for the marketing and distribution, by Precision Dose and its wholly owned subsidiary, TAGI Pharma, of Phentermine 37.5mg tablets (launched in April 2011), Phentermine 15mg capsules (launched in April 2013), Phentermine 30mg capsules (launched in April 2013), Hydromorphone 8mg tablets (launched in March 2012), Naltrexone 50mg tablets (launched in September 2013) and certain additional products that require approval from the FDA which has not been received. Precision Dose will have the exclusive right to market these products in the United States and Puerto Rico and a non-exclusive right to market the products in Canada. Pursuant to the Precision Dose License Agreement, Elite received $200k at signing, and is receiving milestone payments and a license fee which is based on profits achieved from the commercial sale of the products included in the agreement.

Revenue from the $200k payment made upon signing of the Precision Dose Agreement is being recognized over the life of the Precision Dose Agreement.

The milestones, totaling $500k, consist of amounts due upon the first shipment of each identified product, as follows: Phentermine 37.5mg tablets ($145k), Phentermine 15 & 30mg capsules ($45k), Hydromorphone 8mg ($125k), Naltrexone 50mg ($95k) and the balance of $95k due in relation to the first shipment of generic products which still require marketing authorizations from the FDA, and to which there can be no assurances of such marketing authorizations being granted and accordingly there can be no assurances that the Company will earn and receive these milestone amounts. These milestones have been determined to be substantive, with such determination being made by the Company after assessments based on the following:

•	The Company’s performance is required to achieve each milestone; and
•	The milestones will relate to past performance, when achieved; and
•	The milestones are reasonable relative to all of the deliverables and payment terms within the Precision Dose License Agreement.

The license fees provided for in the Precision Dose Agreement are calculated as a percentage of net sales dollars realized from commercial sales of the related products. Net sales dollars consist of gross invoiced sales less those costs and deductions directly attributable to each invoiced sale, including, without limitation, cost of goods sold, cash discounts, Medicaid rebates, state program rebates, price adjustments, returns, short date adjustments, charge backs, promotions and marketing costs. The rate applied to the net sales dollars to determine license fees due to the Company is equal to an amount negotiated and agreed to by the parties to the Precision Dose License Agreement, with the following significant factors, inputs, assumptions and methods, without limitation, being considered by either or both parties:

•	Assessment of the opportunity for each generic product in the market, including consideration of the following, without limitation: market size, number of competitors, the current and estimated future regulatory, legislative and social environment for each generic product, and the maturity of the market;
•	Assessment of various avenues for monetizing the generic products, including the various combinations of sites of manufacture and marketing options;
•	Capabilities of each party with regards to various factors, including, one or more of the following: manufacturing resources, marketing resources, financial resources, distribution capabilities, ownership structure, personnel, assessment of operational efficiencies and stability, company culture and image;
•	Stage of development of each generic products, all of which did not have FDA approval at the time of the discussions/negotiations and an assessment of the risks, probability and time frame for achieving marketing authorizations from the FDA for the products;
•	Assessment of consideration offered by Precision and other entities with whom discussions were conducted; and
•	Comparison of the above factors among the various entities with whom the Company was engaged in discussions relating to the commercialization of the generic products.

The Ascend Manufacturing Agreement provides for the manufacturing by Elite of Methadone 10mg for supply to Ascend Laboratories LLC (“Ascend”). Ascend is the owner of the approved ANDA for Methadone 10mg, and the Northvale Facility is an approved manufacturing site for this ANDA. There are no license fees or milestones relating to this agreement. All revenues earned are recognized as manufacturing revenues on the date of shipment of the product, when title for the goods is transferred, and for which the price is agreed to and it has been determined that collectability is reasonably assured. The initial shipment of Methadone 10mg pursuant to the Ascend Manufacturing Agreement occurred in January 2012.

The Hong Kong Development Agreement provides for Elite to develop a branded prescription pharmaceutical product (the “Prescription Product”) for a private Hong Kong-based company (the “Hong Kong Customer”). There is currently no development activity being conducted pursuant to this agreement, and there was no activity conducted during the last fiscal year as well. There can be no assurances that development activities will resume or that a resumption of development activities will result in the successful development of the relevant product.

The Akorn Agreement was executed on January 10, 2011 between Hi-Tech Pharmacal Inc. (subsequently acquired by Akorn Pharmaceuticals) and provides for Elite to develop an intermediate product which will be incorporated into the finished formulation of a generic version of a prescription product for Akorn Pharmaceuticals (“Akorn”). There is currently no development activity being conducted pursuant to this agreement and there was no activity during the last fiscal year as well. There can be no assurances that development activities will resume or that a resumption of development activities will result in the successful development of the relevant product.

NOTE 18	-	SALE OF INVESTMENT IN NOVEL LABORATORIES

At the end of 2006, Elite entered into a joint venture with VGS Pharma, LLC (“VGS”) and created Novel Laboratories, Inc. (“Novel”), a privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals.

On June 10, 2014, the Company received $5 million in exchange for its investment in Novel’s Class A Voting Common Stock.

NOTE 19	-	CONCENTRATIONS

Revenue Concentrations

Three customers accounted for approximately 90% of the Company’s revenues for the six months ended September 30, 2015. Included in these are three customers that accounted for approximately 54%, 24% and 19% of revenues each, respectively.

Three customers accounted for more than 90% of the Company’s revenues for the six months ended September 30, 2014. Included in these are three customers that accounted for approximately 60%, 18% and 60% of revenues each, respectively.

Accounts Receivable Concentrations

Two customers accounted for more than 90% of the Company’s accounts receivable as of September 30, 2015. Included in these are two customers that accounted for approximately 56% and 36% of accounts receivable, respectively.

Three customers accounted for more than 90% of the Company’s accounts receivable as of September 30, 2014. Included in these are three customers that accounting for approximately 44%, 36% and 10% of accounts receivable, respectively.

Purchasing Concentrations

Five suppliers accounted for more than 80% of the Company’s purchases of raw materials for the six months ended September 30, 2015. Included in these five suppliers are two suppliers that accounted for approximately 44% and 17% of raw material purchases for the period, respectively.

Five suppliers accounted for more than 80% of the Company’s purchases of raw materials for the six months ended September 30, 2014. Included in these five suppliers are three suppliers that accounted for approximately 44%, 14% and 11% of raw material purchases for this period, respectively.

NOTE 20	-	LEGAL PROCEEDINGS

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

Arbitration with Precision Dose, Inc.

On May 9, 2014, Precision Dose Inc., the parent company of TAGI Pharmaceuticals, Inc., commenced an arbitration against the Company alleging that the Company failed to properly supply, price and satisfy gross profit minimums regarding Phentermine 37.5mg tablets, as required by the parties’ agreements. Elite denies Precision Dose’s allegations and has counterclaimed that Precision Dose is no longer entitled to exclusivity rights with respect to Phentermine 37.5mg tablets, and is responsible for certain costs, expenses, price increases and lost profits relating to Phentermine 37.5mg tablets and the parties’ agreements. As of the date of filing of this current report on Form 10-Q the parties have reached agreement in settlement of these issues, with Precision Dose agreeing to pay certain amounts to the Company in exchange for Elite agreeing to restore exclusivity rights with respect to Phentermine 37.5mg tablets, subject to certain defined conditions. The Company has notified the Arbitrator of this settlement and is awaiting the Arbitrators issuance of the proceeding termination document.

GAAP requires that a contingency loss may only be recognized if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. There were no liabilities of this type at September 30, 2015.

NOTE 21	-	EQUITY LINE WITH LINCOLN PARK CAPITAL FUND LLC

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

During the six months ended September 30, 2015, a total of 13,155,283 shares of Common Stock were sold to Lincoln Park pursuant to the Purchase Agreement, with the proceeds of such sales of Common Stock totaling $2,780,142. An additional 134,047 shares of Common Stock were issued to Lincoln Park during this same period with such shares constituting additional commitment shares issued pursuant to the Purchase Agreement.

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

NOTE 22	-	SUBSEQUENT EVENTS

Common shares issued pursuant to the strategic alliance agreement with Epic Investments LLC.

A total of 3 million shares of Common Stock were issued to Epic Investments LLC pursuant to the Strategic Alliance Agreement dated March 18, 2009, as amended on April 30, 2009, June 1, 2009, and July 28, 2009 (the “Epic Strategic Alliance”), upon Epic’s notification to the Company of the FDA’s approval of the ANDA filed by Epic for immediate release oxycodone tablets. This product was developed at the Northvale facility. As per the Epic Strategic Alliance, Elite is entitled to 15% of the profits achieved from the commercial sales of this product for a 10 year period commencing on the date of first commercial shipment and Epic is to receive 3 million shares of Common Stock upon approval by the FDA of the ANDA.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2015

COMPARED TO THE

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014

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

Licensing, Manufacturing and Development Agreements

Sales and Distribution Licensing Agreement with Epic for Abuse-Deterrent ELI-200

On June 4, 2015, Elite Pharmaceuticals Inc. and its wholly-owned subsidiary Elite Laboratories, Inc. (collectively, “Elite”) executed an exclusive License Agreement (the “Agreement”) with Epic Pharma LLC. (“Epic”), to market and sell in the United States, ELI-200, an undisclosed opioid with sequestered naltrexone capsules, owned by Elite. Epic will have the exclusive right to market ELI-200 and its various dosage forms as listed in Schedule A of the Agreement (the “Products”). Epic is responsible for all regulatory and pharmacovigilance matters related to the products. Pursuant to the Agreement, Elite will receive reimbursement of product development costs incurred, milestone payments and a license fee. The license fee will be computed as a percentage of net sales of the Products as defined in the Agreement by Epic. Elite will manufacture the product for sale by Epic on a cost plus basis and both parties agree to execute a separate Manufacturing and Supply Agreement. The license fee is payable quarterly for the term of the Agreement. Epic shall pay to Elite certain milestone payments as defined by the Agreement and are due upon the filing of a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) and upon receipt of an approval letter for the NDA from the FDA. Reimbursement of $5 million for product development costs incurred prior to the Agreement, was paid to the Company in June 2015. The term of the License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Elite can terminate the Agreement on 90 days’ written notice in the Event that Epic does not pay to Elite certain minimum annual license fees over the initial five year term of the Agreement. Either party may terminate this Agreement upon a material breach and failure to cure that breach by the other party within a specified period.

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

Products Under Development

Elite’s research and development activities are primarily focused on developing its proprietary abuse deterrent technology and the development of a range of abuse deterrent opioid products that utilize this technology.

Elite’s proprietary abuse-deterrent technology, utilizes the pharmacological approach to abuse deterrence and consists of a multi-particulate capsule which contains an opioid agonist in addition to naltrexone, an opioid antagonist used primarily in the management of alcohol dependence and opioid dependence. When this product is taken as intended, the naltrexone is designed to pass through the body unreleased while the opioid agonist releases over time providing therapeutic pain relief for which it is prescribed. If the multi-particulate beads are crushed or dissolved, the opioid antagonist, naltrexone, is designed to release. The absorption of the naltrexone is intended to block the euphoria by preferentially binding to same receptors in the brain as the opioid agonist and thereby reducing the incentive for abuse or misuse by recreational drug abusers.

The first product to utilize our abuse deterrent technology, ELI-200, has successfully completed Phase III studies, and, subject to the risks described below, the Company believes that it will be able to file a New Drug Application (“NDA”) with the FDA during this fiscal year. The Company believes that, when this application is accepted by the FDA and subject to the risks described below, it will be granted expedited review by the FDA, and accordingly believes that any such approval could be received during the fiscal year ended March 31, 2017.

The Company believes that the abuse deterrent technology can be applied to and incorporated into a wide range of opioids used today for pain management and has, to date, identified 10 additional products for potential development. All of these products are at early stages of development, with research and development activities mainly consisting of in-house process development and laboratory studies. Extensive efficacy and safety studies, similar to those conducted for ELI-200 have not yet been conducted for these other products. As a result, costs incurred in relation to the development of these 10 products have not been material.

Research and development costs were $6.6 million for the six months ended September 30, 2015 and $14.8 million and $4.0 million for the fiscal years ended March 31, 2015 and 2014, respectively, with such costs relating almost entirely to the development of ELI-200, the first product developed by Elite that incorporates the technology.

On June 4, 2015, the Company entered into a sales and distribution licensing agreement which included a payment of $5 million to Elite for prior research and development activities, with such representing the first material net cash inflows being generated by ELI-200. The agreement also includes an additional $10 million to be paid upon the filing with and approval by the FDA of the NDA, and license fees based on the commercial sales achieved by ELI-200, once marketing authorization has been granted by the FDA. Please note, as further detailed below, there can be no assurances of the Company filing an NDA and receiving marketing authorization for ELI-200, and accordingly, there can be no assurances that the Company will earn and receive the additional $10 million or future license fees. If the Company does not receive these payments or fees, it most likely will materially adversely affect our financial condition.

Please note that, while the FDA is required to review applications within certain timeframes, during the review process, the FDA frequently requests that additional information be submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is actually approved, there can be no assurances that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of our developed products are also subject to FDA regulation. Based on the foregoing, it is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product. In addition, there can be no assurances of the Company filing the required application(s) with the FDA or of the FDA approving such application(s) if filed, and the Company’s ability to successfully develop and commercialize products incorporating its abuse deterrent technology is subject to a high level of risk as detailed in “Item 1A-Risk Factors-Risks Related to our Business” of this Annual Report on Form 10-K filed with SEC on June 15, 2015.

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

Results of Consolidated Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Our revenues for the three months ended September 30, 2015 were $2,696k, an increase of $1,440k or approximately 115% over revenues for the comparable period of the prior year, and consisted of $2,553k in manufacturing fees and $143k in licensing fees. Revenues for the three months ended September 30, 2014, consisted of $851k in manufacturing fees and $405k in licensing fees.

Manufacturing fees Increased by $1,702k, or approximately 200%, mostly due to the continued growth of the Company’s generic product lines.

Licensing fees decreased by $262k, or approximately 65%, with this decrease being due to no milestone earning. The milestone earning pursuant the Epic Agreement and related to successful manufacturing site transfer of Isradipine 2.5mg and Isradipine 5mg was completed in March 2015.

Research and development costs for the three months ended September 30, 2015 were $4,172k, an increase of $589k or approximately 16% from $3,583k of such costs for the comparable period of the prior year. The increase was due to the timing of ongoing clinical trials related to the development of Elite’s abuse deterrent opioid products.

General and administrative expenses for the three months ended September 30, 2015, were $881k, an increase of $159k, or approximately 22% from $722k of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to increases in the general cost of operation. Please note that these higher levels of overhead costs are expected to continue.

Depreciation and amortization for the three months ended September 30, 2015 was $165k, a decrease of $112k, or approximately 41%, from $277k for the comparable period of the prior year. The decrease was primarily due to a decrease in the overall basis of depreciable assets resulting from the expiry of the economic life of equipment since June 2014. The expansion and upgrade of the Northvale Facility, which has required significant investments in property, plant and equipment, has not yet been placed in service. Accordingly, depreciation expenses relating to these investments have not yet been recorded. When commissioned, the investments relating to the expansion of the Northvale Facility will result in increased depreciation expense.

Non-cash compensation through the issuance of stock options and warrants for the three months ended September 30, 2015 was $81k, an increase of $28k, or approximately 51% from $53k for the comparable period of the prior year. The increase is due to the issuance of employee stock options subsequent to the quarter ended June 30, 2014.

As a result of the foregoing, our loss from operations for the three months ended September 30, 2015 was $4,017, compared to a loss from operations of $4,061k for the three months ended September 30, 2014.

Other income/expenses for the three months ended September 30, 2015 were a net expense of $2,086k, a decrease in other income of $8,224k from the net other income of $10,330k for the comparable period of the prior year. The decrease in other income/expense was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended September 30, 2015 totaling a loss of $2,150k, as compared to a derivative income of $10,380k for the comparable period of the prior year. Please note that derivative income/(expenses) are determined in large part by the change in fair value of the warrants outstanding.

As a result of the foregoing, our net loss for the three months ended September 30, 2015 was $1,931k, compared to a net income of $6,248k for the comparable period of the prior year.

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014

Our revenues for the six months ended September 30, 2015 were $9,776k, an increase of $7,358k or approximately 304% over revenues for the comparable period of the prior year, and consisted of $4,229k in manufacturing fees, $5,000k in product development licensing and $547k in licensing fees. Revenues for the six months ended September 30, 2014, consisted of $1,800k in manufacturing fees, $613k in licensing fees and $5k in lab fees.

Manufacturing fees Increased by $2,429k, or approximately 135%, mostly due to the continued growth of the Company’s generic product lines.

Product development licensing increased by $5,000k due to licensing fees, relating to product development activities and earned from the Epic Collaborative Agreement, which was signed during the quarter ended June 30, 2015.

Licensing fees decreased by $66k, or approximately 11%, with this decrease being due to the prior year revenues including milestones totaling $200k and relating to the successful manufacturing site transfer of Isradipine 2.5mg and Isradipine 5mg, offset by increased profit splits earned from product sales relating to the TAGI and Epic licensing agreements.

Research and development costs for the six months ended September 30, 2015 were $6,614k, a decrease of $1,009k or approximately 13% from $7,623k of such costs for the comparable period of the prior year. The decrease was due to the timing of ongoing clinical trials related to the development of Elite’s abuse deterrent opioid products.

General and administrative expenses for the six months ended September 30, 2015, were $1,561k, an increase of $231k, or approximately 17% from $1,330k of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to significant increases in the hiring of additional staff to support regulatory compliance activities, additional costs incurred in relation to insurance and employee benefits. Please note that these higher levels of overhead costs are expected to continue.

Depreciation and amortization for the six months ended September 30, 2015 was $326k, a decrease of $145k, or approximately 31%, from $471k for the comparable period of the prior year. The decrease was primarily due to a decrease in the overall basis of depreciable assets resulting from the expiry of the economic life of equipment since June 2014. The expansion and upgrade of the Northvale Facility, which has required significant investments in property, plant and equipment, has not yet been placed in service. Accordingly, depreciation expenses relating to these investments have not yet been recorded. When commissioned, the investments relating to the expansion of the Northvale Facility will result in increased depreciation expense.

Non-cash compensation through the issuance of stock options and warrants for the six months ended September 30, 2015 was $171k, an increase of $94k, or approximately 122% from $77k for the comparable period of the prior year. The increase is due to the issuance of employee stock options subsequent to the quarter ended June 30, 2014.

As a result of the foregoing, our loss from operations for the six months ended September 30, 2015 was $1,507k, compared to a loss from operations of $8,493k for the six months ended September 30, 2014.

Other income/expenses for the six months ended September 30, 2015 were a net income of $8,439k, a decrease in other income of $4,208k from the net other income of $12,647k for the comparable period of the prior year. The decrease in other income/expense was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended September 30, 2015 totaling an income of $8,578k, as compared to a derivative income of $11,122k and the sale of investment totaling $1,671k for the comparable period of the prior year. Please note that derivative income/(expenses) are determined in large part by the change in fair value of the warrants outstanding.

As a result of the foregoing, our net income for the six months ended September 30, 2015 was $6,932k, compared to a net income of $4,155k for the comparable period of the prior year.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), increased to a surplus of $9.6 million as of September 30, 2015 from a working capital surplus of $7.3 million as of March 31, 2015, primarily due to working capital generated by sales of common stock and proceeds from warrant exercise totaling $5.1 million, both of which are accretive to working capital.

Net cash used by operations was $1.6million for the six months ended September 30, 2015, primarily due to our net income from continuing operations of $6.9 million, offset by non-cash credits totaling $7.6 million, which included, without limitation, depreciation and amortization charges of $0.33 million, net income credits from the change in fair value of derivative liabilities of $8.6 million. In addition, net cash provided by operations was effected by changes in the balances of assets and liabilities, including, without limitation, decrease in account receivables and prepaid expenses totaling $0.39 million, resulting in a net source of cash, offset by cash used in operation increases inventories and decreases in account payables and other current liabilities of $1.3 million, resulting in a net use of cash.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

As of September 30, 2015, the Company had cash on hand of $9.0 million and a working capital surplus of $9.6million. The Company believes that such resources, combined with the Company’s access to the remaining $24.0 million available pursuant to the $40 million equity line with Lincoln Park, and approximately $0.6 million available under the Hakim Credit Line are sufficient to fund operations through the current operating cycle. For the six months ended September 30, 2015, we had loss from operations totaling $1.5 million, net other income totaling $8.4 million and a net income of $6.9 million. Please note that the Company’s other income/(expenses) are significantly influenced by the change in fair value of the warrants outstanding.

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

Upon execution of the Purchase Agreement, we have issued 1,928,641 shares of our common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of our common stock under that agreement and we are obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of our common stock is purchased by Lincoln Park. Through November 9, 2015, we have sold to Lincoln Park an aggregate of 60.3 million shares under the Purchase Agreement for aggregate gross proceeds of approximately $16.0 million. In addition, we have issued an additional 0.8 million Commitment Shares.

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

Hakim $1,000,000 Bridge Revolving Credit Line

On October 15, 2013 (the “Hakim Credit Line Effective Date”), and as amended on January 28, 2015, we entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Nasrat Hakim, our President and CEO. Under the terms of the Hakim Loan Agreement, we have the right, in our sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. Mr. Hakim provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on March 31, 2016, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on January 1, April 1, July 1 and October 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Loan Agreement, we may borrow, repay, and reborrow under the Hakim Credit Line through maturity. Amounts borrowed under the Hakim Credit Line will bear interest at the rate of ten percent (10%) per annum. As of September 30, 2015, the principal balance owed under the Credit Line was $411,709 with an additional $41,658 in accrued interest being also owed, in accordance with the terms and conditions of the Credit Line. On January 28, 2015, The Development and License Agreement dated August 27, 2010 and between the Company and Mikah Pharma LLC (the “Mikah Development Agreement”) was terminated. Pursuant to the Mikah Development Agreement, Mikah Pharma LLC (“Mikah”) made advance consideration payments to the Company totaling $200,000 in exchange for product development services to be provided at a future date. Subsequent to the execution of the Mikah Development Agreement, and before any development milestones were achieved, the sole owner of Mikah, Mr. Nasrat Hakim, became the President and Chief Executive Officer of the Company. Mikah has accordingly ceased operating and is in the process of winding down and liquidating its assets. Any further development of the product related to this agreement will belong to the Company, although there can be no assurances that such development will occur or be successful. The Mikah Development Agreement requires that the consideration paid in advance to the Company be refunded in the event of no milestones being achieved. Mr. Hakim, as owner of Mikah, has directed that the $200,000 refund due to Mikah not be paid currently, but rather be added to the amounts due under the Hakim Credit Line.

NJEDA Bonds

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of September 30, 2015, all of the proceeds were utilized by the Company for such stated purposes.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $7,089 for the six months ended September 30, 2015.

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

The Company has classified the principal amounts with a maturity of not more than twelve months from September 30, 2015, totaling $220,000, as current liabilities. Principal amounts with maturities in excess of twelve months from September 30, 2016, totaling $1,845,000 have been recorded as non-current liabilities.

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

Interest rate risk

As of September 30, 2015, our principal debt obligations included EDA bonds payable with a total principal balance of $2.065 million, loans payable with principal balances totaling $0.743 million, and principal balances owed pursuant to related party lines of credit totaling $0.411 million. Interest rates for all such indebtedness are fixed and accordingly there is no significant interest rate sensitivity related to these liabilities.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Arbitration with Precision Dose, Inc.

On May 9, 2014, Precision Dose Inc., the parent company of TAGI Pharmaceuticals, Inc., commenced an arbitration against the Company alleging that the Company failed to properly supply, price and satisfy gross profit minimums regarding Phentermine 37.5mg tablets, as required by the parties’ agreements. Elite denies Precision Dose’s allegations and has counterclaimed that Precision Dose is no longer entitled to exclusivity rights with respect to Phentermine 37.5mg tablets, and is responsible for certain costs, expenses, price increases and lost profits relating to Phentermine 37.5mg tablets and the parties’ agreements. As of the date of filing of this current report on Form 10-Q the parties have reached agreement in settlement of these issues, with Precision Dose agreeing to pay certain amounts to the Company in exchange for Elite agreeing to restore exclusivity rights with respect to Phentermine 37.5mg tablets, subject to certain defined conditions. The Company has notified the Arbitrator of this settlement and is awaiting the Arbitrators issuance of the proceeding termination document.

ITEM 1A.    RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended September 30, 2015, we issued 37,306,248 shares of Common Stock that were unregistered, consisting of 37,252,079 shares being issued pursuant to the exercise of cash warrants and options, with proceeds received totaling $2,328,255 and 54,169 shares being issued in payment of salaries as per related employment agreements, with such salaries paid totaling $12,500. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

Subsequent to September 30, 2015 and up to and including November 5, 2015 (the latest practicable date), we issued a total of 3 million shares of Common Stock that were unregistered, with all such unregistered shares being issued pursuant to the Strategic Alliance Agreement between the Company and Epic Investments LLC (“Epic Investments”) dated March 18, 2009, as amended on April 30, 2009, June 1, 2009, and July 28, 2009 (the “Epic Strategic Alliance”), which for obligation, which require the issuance of 3 million shares of Common Stock to Epic Investments upon their notification to the Company of the FDA’s approval of the ANDA filed by Epic Pharma LLC for immediate release oxycodone tablets

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information

None.

Item 6.  Exhibits

The exhibits listed in the index below are filed as part of this report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013 .

3.1(p)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(q)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Product Development and Commercialization Agreement, dated as of June 21, 2005, between the Company and IntelliPharmaceutics, Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated June 21, 2005 and originally filed with the SEC on June 27, 2005, as amended on the Current Report on Form 8-K/A filed September 7, 2005, as further amended by the Current Report on Form 8-K/A filed December 7, 2005 (Confidential Treatment granted with respect to portions of the Agreement).

10.5	Agreement, dated December 12, 2005, by and among the Company, Elite Labs, and IntelliPharmaCeutics Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated December 12, 2005, and originally filed with the SEC on December 16, 2005, as amended by the Current Report on Form 8-K/A filed March 7, 2006 (Confidential Treatment granted with respect to portions of the Agreement).

10.6	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.10	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.11	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.12	Form of Registration Rights Agreement, between the Registrant and signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.13	Form of Placement Agent Agreement, between the Registrant and Indigo Securities, LLC, incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated March 15, 2006, and filed with the SEC on March 16, 2006.

10.14	Financial Advisory Agreement between the Registrant and Indigo Ventures LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K dated July 12, 2006 and filed with the SEC on July 18, 2006.

10.15	Product Collaboration Agreement between the Registrant and ThePharmaNetwork LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated November 10, 2006 and filed with the SEC on November 15, 2006. (Confidential Treatment granted with respect to portions of the Agreement).

10.16	Strategic Alliance Agreement among the Registrant, VGS Pharma (“VGS”) and Veerappan S. Subramanian (“VS”), incorporated by reference as Exhibit 10(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.17	Advisory Agreement, between the Registrant and VS, incorporated by reference as Exhibit 10(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.18	Registration Rights Agreement between the Registrant, VGS and VS, incorporated by reference as Exhibit 10(c) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.19	Employment Agreement between Novel Laboratories Inc. (“Novel”) and VS, incorporated by reference as Exhibit 10(d) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.20	Stockholders’ Agreement between Registrant, VGS, VS and Novel, incorporated by reference as Exhibit 10(e) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.21	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.22	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.23	Form of Placement Agent Agreement, between the Company and Oppenheimer & Company, Inc., incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.24	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.25	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.26	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.27	Form of Securities Purchase Agreement, between the Company and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.28	Form of Placement Agent Agreement, between the Company, ROTH Capital Partners, LLC and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.29	Separation Agreement and General Release of Claims, dated as of October 20, 2008, by and between the Company and Stuart Apfel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.30	Consulting Agreement, dated as of October 20, 2008, by and between the Company and Parallex Clinical Research, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.31	Separation Agreement and General Release of Claims, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.32	Consulting Agreement, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.33	Separation Agreement and General Release of Claims, dated as of November 5, 2008, by and between the Company and Bernard J. Berk, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 6, 2008 and filed with the SEC on November 6, 2008.

10.34	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.35	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.36	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.37	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.38	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.39	Employment Agreement, dated as of November 13, 2009, by and between the Company and Chris Dick, , incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.40	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.41	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.42	Stipulation of Settlement and Release, dated as of June 25, 2010, by and among the Company, Midsummer Investment, Ltd., Bushido Capital Master Fund, LP, BCMF Trustees, LLC, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.43	Amendment Agreement, dated as of June 25, 2010, by and among the Company, and the investors signatory thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.44	Amendment Agreement, dated as of June 2010, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.45	Asset Purchase Agreement dated as of May 18, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010.

10.46	Asset Purchase Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.47	Master Development and License Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.48	Purchase Agreement, dated as of September 10, 2010, by and among Epic Pharma LLC and the Company, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.49	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.50	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.51	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.52	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.53	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.54	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.55	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.56	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.57	Securities Purchase Agreement with Socius dated December 30, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.58	Amendment to Agreement with Socius dated February 28, 2012, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed with the SEC February 29, 2012.

10.59	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.60	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.61	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.62	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.63	Development And License Agreement between the Company and a Hong Kong-based client dated March 16, 2012 incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the SEC on June 29,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.64	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.65	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.66	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.67	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.68	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.69	Revised Schedule 1 to the August 1, 2013 Mikah LLC Asset Purchase Agreement (revised to remove confidential treatment with regard to one item set forth thereon) incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the period ending December 31, 2013, filed with the SEC on February 14, 2014.

10.70	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.71	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.72	Termination of June 2011, Manufacturing and Supply Agreement between Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.15 of the Quarterly Report on Form 10-Q for the period ending December 31, 2014 and filed with the SEC on February 14, 2014.

10.73	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.74	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.75	August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC, incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 and filed with the SEC on November 14, 2013

10.76	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.77	February 7,2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.78	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.79	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.80	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.81	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.82	January 19, 2015 Second Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 and First Amendment to the TPN-Elite Manufacturing and Supply Agreement dated September 21, 2012, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014, and filed with the SEC on February 17, 2015. Confidential Treatment granted with respect to portions of the Agreement.

10.83	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.84	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015 .

10.85	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on June 15, 2015. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following materials from Elite Pharmaceuticals’ Quarterly Report on Form 10-Q, related to the unaudited financial statements as and for the three months ended September 30, 2015 and 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.**

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

ELITE PHARMACEUTICALS, INC.

Date: November 9, 2015	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)

