Form 10-Q/A
period 2015-06-30
ELITE PHARMACEUTICALS INC /NV/
filed 2015-12-30
CIK 1053369

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

EXPLANATORY NOTE

This amended Form 10-Q for the quarter ended June 30, 2015 (“Form 10-Q/A”) only amends information in Part I, Item 1 and Item 2 of the original Form 10-Q, previously filed with the Commission on August 10, 2015 (the “Original Filing”).

Specifically, we have restated our financial statement and revised our Management’s Discussion and Analysis of Financial Condition and Results of Operations to (i) correct our treatment of revenue recognition for the non-refundable $5,000,000 payment from Epic Pharma LLC (“Epic”) pursuant to our Licensing Agreement dated June 4, 2015 with Epic; (ii) correct our accounting treatment for Convertible Preferred Stock; and (iii) in response to certain comments received from the Securities and Exchange Commission.

All other information and items as presented in the Original Filing and as included herein are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-Q/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Restated)

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

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Restated)

	June 30, 2015 (Unaudited)	March 31, 2015 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of EDA bonds payable	$210,000	$210,000
Short term loans and current portion of long-term debt	235,041	265,165
Related Party Line of Credit	411,709	583,071
Accounts payable and accrued expenses	2,494,571	3,997,528
Deferred revenues	1,013,333	13,333

Total Current Liabilities	4,364,654	5,069,097

LONG TERM LIABILITIES
EDA bonds payable – non current	2,065,000	2,065,000
Deferred revenues	4,038,890	125,557
Other long term liabilities	563,224	629,138
Derivative liabilities	10,548,312	17,762,573

Total Long Term Liabilities	17,215,426	20,582,268

TOTAL LIABILITIES	21,580,080	25,651,365

MEZZANINE EQUITY
Convertible preferred shares	28,571,428	35,000,000

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 995,000,000 shares and 690,000,000 shares, respectively. Issued 660,013,790 shares and 631,160,701 shares, respectively. Outstanding 659,013,790 shares and 630,060,701 shares, respectively	660,019	631,162

Additional paid-in-capital	116,656,782	106,926,328

Accumulated deficit	(137,249,415)	(141,981,735)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(20,239,455)	(34,731,086)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$29,912,053	$25,920,279

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and Restated)

	THREE MONTHS ENDED June 30,
	2015	2014
REVENUES
Manufacturing Fees	$1,675,773	$949,037
Licensing Fees	487,332	207,645
Lab Fee Revenues	—	5,000

Total Revenues	2,163,105	1,161,682

COSTS OF REVENUES	1,196,968	728,530

Gross Profit	966,137	433,152

OPERATING EXPENSES
Research and Development	2,366,262	4,020,325
General and Administrative	754,444	626,555
Non-cash compensation through issuance of stock options	90,479	23,662
Depreciation and Amortization	161,460	193,885

Total Operating Expenses	3,372,645	4,864,427

INCOME (LOSS) FROM OPERATIONS	(2,406,508)	(4,431,275)

OTHER INCOME / (EXPENSES)
Interest expense	(72,683)	(78,205)
Change in fair value of derivative liabilities	7,214,261	741,960
Gain on Sale on Investment	—	1,670,678
Other Income (Expense)	(2,750)	3,248

Total Other Income / (Expense)	7,138,828	2,337,681

NET INCOME (LOSS)	4,732,320	(2,093,594)

Change in carrying value of convertible preferred share mezzanine equity	6,428,571	(2,308,216)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$11,160,891	$(4,401,810)

NET INCOME (LOSS) PER SHARE
Basic	$0.02	$(0.01)
Diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	646,851,543	565,150,231
Diluted	812,605,460	733,912,128

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited and Restated)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2015	631,160,701	$631,162	$106,926,328	100,000	$(306,841)	$(141,981,735)	$(34,731,086)

Net Income						4,732,320	4,732,320

Change in carrying value of convertible preferred mezzanine equity			6,428,571				6,428,571

Common shares sold pursuant to the Lincoln Park Capital purchase agreement	9,559,945	9,565	2,031,026				2,040,591

Non-cash compensation through the issuance of stock options			90,478				90,478

Common shares issued as commitment shares pursuant to the Lincoln Park Capital purchase agreement	98,388	98	(98)				—

Common shares issued pursuant to the exercise of cash warrants	19,194,756	19,194	1,180,477				1,199,671

Balance at June 30, 2015	660,013,790	$660,019	$116,656,782	100,000	$(306,841)	$(137,249,415)	$(20,239,455)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and Restated)

	THREE MONTHS ENDED JUNE 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$4,732,320	$(2,093,594)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	161,460	209,395
Change in fair value of derivative liabilities	(7,214,261)	(741,960)
Non-cash compensation accrued	573,667	451,271
Non-cash compensation from the issuance of common stock and options	90,478	23,662
Non-cash rent expense	(5,495)	(2,387)
Non-cash lease accretion	396	373
Gain on Sale of Investment	—	(1,670,678)
Changes in Assets and Liabilities
Accounts receivable	397,822	(434,673)
Inventories	168,789	(593,429)
Prepaid expenses and other current assets	148,953	102,513
Accounts payable, accrued expenses and other current liabilities	(2,076,625)	540,177
Deferred revenues and Customer deposits	4,913,333	(3,334)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,890,838	(4,212,664)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(709,706)	(678,811)
Costs incurred for intellectual property assets	(6,637)	(6,611)
Deposits to / (withdrawals from) restricted cash, net	—	(74,359)
Proceeds from Sale of Investment	—	5,000,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(716,343)	4,240,219

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	2,040,591	896,613
Proceeds from exercise of cash warrants and options	1,199,671	239,564
Proceeds / (Payments) from draws against credit lines from related parties	(171,362)	88,314
Other loan payments	(90,938)	(11,498)
Costs associated with raising capital	—	(9,360)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,977,962	1,203,633

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,152,457	1,231,189

CASH AND CASH EQUIVALENTS – beginning of period	7,464,180	6,941,777
CASH AND CASH EQUIVALENTS – end of period	$11,616,637	$8,172,965
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$22,552	$77,832
Cash paid for taxes	—	—
Non-Cash Financing Transactions
Financing of equipment purchases and insurance renewal	—	$272,727
Commitment shares issued to Lincoln Park Capital	$849,897	$653,264
Change in carrying value of convertible preferred mezzanine equity	$6,428,571	$(2,308,216)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED and RESTATED)

NOTE 1	-	DEFINITIONS

 “Current Balance Sheet Date” means June 30, 2015

“Current Fiscal Year” means the twelve months ended March 31, 2016

“Current Quarter” means the three months ended June 30, 2015

“Current YTD” means the three months ended June 30, 2015

“EPIC” means Epic Pharma LLC

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

 The financial statements in this amended quarterly report on Form 10-Q are restated to correct errors in accounting that were identified in the previously issued quarterly report on Form 10-Q which was filed with the SEC on August 10, 2015. Please refer to Note 4 for further details on the specifics and effects of these corrections of accounting error.

The information in this quarterly report on Form 10-Q includes the results of operations of Elite Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively the “Company” or “Elite”) for the Current Quarter and Prior Year Quarter. The accompanying unaudited and restated condensed consolidated financial statements have been prepared pursuant to rules and regulations of the SEC in accordance with accounting principles generally accepted for interim financial statement presentation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented have been included.

The financial results for the interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.

The accompanying unaudited and restated condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015 and filed with the SEC on June 15, 2015.

There have been no changes in significant accounting policies since March 31, 2015, other than the accounting for license fees received pursuant to the license agreement between the Company and Epic Pharma LLC dated June 4, 2015 and the accounting for convertible preferred share mezzanine equity as discussed in Notes 15 and 11 to these financial statements, respectively. The changes for accounting for convertible preferred share mezzanine equity are to be considered when reviewing the Annual Report on Form 10-K filed with the SEC on June 15, 2015. The change in accounting for the license fees received pursuant to the license agreement between the Company and Epic Pharma LLC dated June 4, 2015 apply to a transaction that occurred subsequent to the period included in the Annual Report on Form 10-K filed with the SEC on June 15, 2015, and accordingly is not relevant to the financials reported therein.

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

The Company entered into a licensing agreement with Epic Pharma LLC, dated June 4, 2015 (the “Epic Collaborative Agreement”), which has been determined to satisfy the criteria for consideration as a collaborative agreement, and is accounted for accordingly, in accordance with GAAP.

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

Arrangement consideration is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price (the relative selling price method). When applying the relative selling price method, the selling price of each deliverable is determined using vendor-specific objective evidence of selling price, if such exists; otherwise, third-part evidence of selling price. If neither vendor-specific objective evidence nor third-party evidence of selling price exists for a deliverable, the Company uses its best estimate of the selling price for that deliverable when applying the relative selling price method. In deciding whether we can determine vendor-specific objective evidence or third-party evidence of selling price, the Company does not ignore information that is reasonably available without undue cost and effort.

When determining the selling price for significant deliverables under a multiple-element revenue arrangement, the Company considers any or all of the following, depending on information available or information that could be reasonably available without undue cost and effort: vendor-specific objective evidence, third party evidence or best estimate of selling price. More specifically, factors considered can include, without limitation and as appropriate, size of market for specific a product, number of suppliers and other competitive market factors, forecast market shares and gross profits, barriers/time frames to market entry/launch, intellectual property rights and protections, exclusive or non-exclusive arrangements, costs of similar/identical deliverables from third parties, contractual terms, including, without limitation, length of contract, renewal rights, commercial terms, profit allocations, and other commercial, financial, tangible and intangible factors that may be relevant in the valuation of a specific deliverable.

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

During the three months ended June 30, 2015 and 2014, the Company recognized $2,080k and $1,157k from the sale of generic products respectively. The Company had no revenues relating to the sale of branded products during the three months ended June 30, 2015 and 2014.

NOTE 3	-	SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Our Condensed Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgment, including those related to bad debts, intangible assets, income taxes, workers compensation, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements. The most critical accounting policies include the recognition of revenue upon completion of certain phases of projects under research and development contracts. Management also assess a need for an allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. Management assess the recoverability of inventory, long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Management assess exposure to current commitments and contingencies. It should be noted that actual results may differ from these estimates under different assumptions or conditions.

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

NOTE 4	-	RESTATEMENT OF PRIOR FINANCIAL INFORMATION

 After receiving a comment letter from the SEC in connection with its standard periodic reviews by the Commission of the Company’s Form 10-K for the Fiscal Year Ended March 31, 2015, Form 10-Q for the Quarterly Period Ended June 30, 2015 and, in the process of review, Form 10-Q, as amended, for the Quarterly Period Ended September 30, 2015, the Company conducted further reviews of the financial statements. Based on such reviews, the following determinations were made:

Error in Accounting for License Agreement with EPIC

The Company determined that the accounting treatment for the recognition of revenue relating to a $5 million, non-refundable payment received from EPIC pursuant to the Licensing Agreement dated June 4, 2015 (the “Epic Collaborative Agreement”) was incorrect. Specifically, it has been determined that revenue relating to the $5 million, non-refundable payment, which was originally recognized in full during the quarterly period ended June 30, 2015, should instead be recognized, on a straight line basis, over the exclusivity period, currently coinciding with the five year term of the Epic Collaborative Agreement, as this payment is attributed to the exclusive license and other rights granted to Epic in the Epic Collaborative Agreement.

The correction of this accounting error only has no effect on periods prior to the quarter ended June 30, 2015.

Please note that the $5 million payment received from Epic is non-refundable. Recognition of this payment as revenue on its date of receipt or over the exclusivity period (currently coinciding with the five year term of the Epic Collaborative Agreement), does not alter the fact that the Company is not required to return any portion of this $5 million received from Epic, and the Company can, and have used these funds to advance the Company’s business objectives. Accordingly, management believes that this correction of error has no material effect on the Company’s operations or future prospects.

Based on a straight line amortization over the exclusivity period, currently coinciding with the 5 year term of the Epic Collaborative Agreement, subsequent quarterly periods will include the recognition of $250,000 in revenues relating to this $5 million payment, until the exclusivity period terminates, and the amount has been fully recognized as revenue.

Please also see Note 15 for further details of the Epic Collaborative Agreement.

As a result of the aforementioned changes, the financial statements have been restated as follows:

	As of June 30, 2015
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Balance Sheet
Deferred Revenues, Current	$13,333	$1,000,000		$1,013,333
Deferred Revenues, Long Term	$122,223	$3,916,667		$4,038,890
Accumulated deficit	$(179,999,418)	$42,750,003	[1]	$(137,249,415)

1	Please note that the adjustments to accumulated deficit include those amounts relating to the correction of accounting error for the convertible preferred stock (see below) as well as relating to the correction of accounting error for revenue recognition from the Epic Collaborative Agreement (see above).

	Three Months Ended June 30, 2015
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
Licensing fee	$403,999	$83,333	$487,332
Product Development Licensing	$5,000,000	$(5,000,000)	$-
Net Income (Loss) Attributable to common shareholders	$16,077,557	$(4,916,653)	$11,160,891
Net Income (Loss) Per Share
Basic	$0.02	$-	$0.02
Diluted	$(0.00)	$-	$(0.00)

Accounting for convertible preferred shares prior to the quarter ended September 30, 2015

The Company determined that the accounting for Convertible Preferred Stock (“Preferred Derivatives”) for periods prior to the quarter ended September 30, 2015 was incorrect. Specifically, it has been determined the Preferred Derivatives which had originally been classified as derivative liabilities prior to the quarter ended September 30, 2015, should instead be accounted for as quasi equity instruments and recorded as mezzanine equity. In addition, the Preferred Derivatives which were recorded at fair value each reporting period, with changes recorded in net income, will instead be recorded at the maximum redemption amount each reporting period with changes recorded in additional paid in capital. Accordingly, the change in carrying value of the Preferred Derivatives, which was originally included in the calculation of net income as well as the calculation of net income attributable to common shareholders prior to the quarter ended September 30, 2015, should instead be included only in the calculation of net income attributable to common shareholders. Correction of this error in accounting has no effect on earnings per share.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality (“SAB 99”) and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company has determined that the impact of adjustments relating to the corrections of this accounting error are not material to previously issued annual audited and unaudited consolidated financial statements. Accordingly, these changes are disclosed herein and will be disclosed prospectively.

	As of June 30, 2015
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Balance Sheet
Derivative liabilities	$39,119,741	$(28,571,429)	$10,548,312
Convertible preferred shares	$—	$28,571,428	$28,571,428
Additional paid-in capital	$164,323,451	$(47,666,669)	$116,656,782
Accumulated deficit	$(179,999,418)	$42,750,003 [2]	$(137,249,415)

2	Please note that the adjustments to accumulated deficit include those amounts relating to the correction of accounting error for the convertible preferred stock (see above) as well as relating to the correction of accounting error for revenue recognition from the Epic Collaborative Agreement (see above)

	Three Months Ended June 30, 2015
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statement of Operations
Change in fair value of derivative liabilities	$13,642,832	$(6,428,571)	$7,214,261
Change in carrying value of convertible preferred share mezzanine equity	$-	$6,428,571	$6,428,571
Net Income (Loss) Attributable to common shareholders	$16,077,557	$(4,916,666)[3]	$11,160,891
Net Income (Loss) Per Share
Basic	$0.02	$—	$0.02
Diluted	$(0.00)	$—	$(0.00)

3	Adjustments to net income (loss) attributable to common shareholders relate only to the correction of accounting error for revenue recognition from the Epic Collaborative Agreement (see above). The correction in accounting error relating to the convertible preferred shares has no effect on net income (loss) attributable to common shareholders.

	Three Months Ended June 30, 2015
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statement of Cash Flows
Net Income (Loss)	$16,077,557	$(11,345,237)	$4,732,320
Change in fair value of derivative liabilities	$(13,642,832)	$6,428,571	$(7,214,261)
Net cash used in operating activities	$1,890,837	$—	$1,890,837

	As of March 31, 2015
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Balance Sheet
Derivative liabilities	$52,762,573	$(35,000,000)	$17,762,573
Convertible preferred shares	$—	$35,000,000	$35,000,000
Additional paid-in capital	$161,021,568	$(54,095,240)	$106,926,328
Accumulated deficit	$(196,076,975)	$54,095,240	$(141,981,735)

	Year Ended March 31, 2015
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statement of Operations
Change in fair value of derivative liabilities	$25,602,370	$(23,709,070)	$1,893,300
Change in carrying value of convertible preferred share mezzanine equity	$—	$23,709,070	$23,709,070
Net Income (Loss) Attributable to common shareholders	$28,929,674	$—	$28,929,674
Net Income (Loss) Per Share
Basic	$0.05	$—	$0.05
Diluted	$(0.02)	$—	$(0.02)

	Year Ended March 31, 2015
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statement of Cash Flows
Net Income (Loss)	$28,929,674	$—	$28,929,674
Change in fair value of derivative liabilities	$(25,602,370)	$23,709,070	$(1,893,300)
Change in carrying value of convertible preferred share mezzanine equity	$—	$(23,709,070)	$(23,709,070)
Net cash used in operating activities	$(15,103,233)	$—	$(15,103,233)

	As of December 31, 2014
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Balance Sheet
Derivative liabilities	$32,285,714	$(32,285,714)	$—
Convertible preferred shares	$—	$32,285,714	$32,285,714
Additional paid-in capital	$156,170,459	$(51,380,954)	$104,789,505
Accumulated deficit	$(187,011,861)	$51,380,954	$(135,630,907)

	Three Months Ended December 31, 2014
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statement of Operations
Change in fair value of derivative liabilities	$13,600,000	$(13,600,000)	$—
Change in carrying value of convertible preferred share mezzanine equity	$—	$13,600,000	$13,600,000
Net Income (Loss) Attributable to common shareholders	$21,016,770	$—	$21,016,770
Net Income (Loss) Per Share
Basic	$0.03	$—	$0.03
Diluted	$(0.00)	$—	$(0.00)

	Nine Months Ended December 31, 2014
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statement of Cash Flows
Net Income (Loss)	$37,994,786	$—	$37,994,786
Change in fair value of derivative liabilities	$(26,423,356)	$26,423,356	$—
Change in carrying value of convertible preferred share mezzanine equity	$—	$(26,423,356)	$(26,423,356)
Net cash used in operating activities	$(11,246,722)	$—	$(11,246,722)

	As of September 30, 2014
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Balance Sheet
Derivative liabilities	$45,885,714	$(45,885,714)	$—
Convertible preferred shares	$—	$45,885,714	$45,885,714
Additional paid-in capital	$152,380,767	$(64,980,954)	$87,399,813
Accumulated deficit	$(208,028,632)	$64,980,954	$143,047,678

	Three Months Ended September 30, 2014
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statement of Operations
Change in fair value of preferred share derivatives	$15,131,571	$(15,131,571)	$—
Change in carrying value of convertible preferred share mezzanine equity	$—	$15,131,571	$15,131,571
Net Income (Loss) Attributable to common shareholders	$21,379,824	$—	$21,379,824
Net Income (Loss) Per Share
Basic	$0.04	$—	$0.04
Diluted	$(0.01)	$—	$(0.01)

	Six Months Ended September 30, 2014
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statement of Cash Flows
Net Income (Loss)	$16,978,014	$—	$16,978,014
Change in fair value of derivative liabilities	$(12,823,356)	$12,823,356	$—
Change in carrying value of convertible preferred share mezzanine equity	$—	$(12,823,356)	$(12,823,356)
Net cash used in operating activities	$(8,641,036)	$—	$(8,641,036)

	As of June 30, 2014
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Balance Sheet
Derivative liabilities	$63,289,786	$(63,289,786)	$—
Convertible preferred shares	$—	$63,289,786	$63,289,786
Additional paid-in capital	$144,697,772	$(80,112,526)	$64,585,246
Accumulated deficit	$(229,408,456)	$80,112,526	$(149,295,930)

	Three Months Ended June 30, 2014
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statement of Operations
Change in fair value of derivative liabilities[1]	$(2,308,216)	$2,308,216	$—
Change in carrying value of convertible preferred share mezzanine equity	$—	$2,308,216	$2,308,216
Net Income (Loss) Attributable to common shareholders	$(4,401,810)	$—	$(4,401,810)
Net Income (Loss) Per Share
Basic	$(0.01)	$—	$(0.01)
Diluted	$(0.01)	$—	$(0.01)

[1]	Balance in financial statements presented of $741,960 relates to Change in fair value of warrant derivatives

	Three Months Ended June 30, 2014
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statement of Cash Flows
Net Income (Loss)[2]	$(4,401,810)	$—	$(4,401,810)
Change in fair value of derivative liabilities	$2,308,216	$(2,308,216)	$—
Change in carrying value of convertible preferred share mezzanine equity	$—	$(2,308,216)	$(2,308,216)
Net cash used in operating activities	$(4,212,663)	$—	$(4,212,663)

[2]	In previously reported financial statements Net Income (Loss) Attributable to common shareholders was used to reconcile net income (loss) to cash provided by (used in) operating activities.

	As of March 31, 2014
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Balance Sheet
Derivative liabilities	$60,981,570	$(60,981,570)	$—
Convertible preferred shares	$—	$60,981,570	$60,981,570
Additional paid-in capital	$143,555,091	$(77,804,310)	$65,750,781
Accumulated deficit	$(255,006,646)	$77,804,310	$177,202,336

	Year Ended March 31, 2014
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statement of Operations
Change in fair value of derivative liabilities	$(56,518,425)	$55,314,374	$1,204,051
Change in carrying value of convertible preferred share mezzanine equity	$—	$(55,314,374)	$(55,314,374)
Net Income (Loss) Attributable to common shareholders	$(96,575,271)	$—	$(96,575,271)
Net Income (Loss) Per Share
Basic	$(0.21)	$—	$(0.21)
Diluted	$(0.21)	$—	$(0.21)

	Year Ended March 31, 2014
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statement of Cash Flows
Net Income (Loss)	$(96,575,271)	$—	$(96,575,271)
Change in fair value of derivative liabilities	$56,518,425	$(55,314,374)	$(1,204,051)
Change in carrying value of convertible preferred share mezzanine equity	$—	$55,314,374	$55,314,374
Net cash used in operating activities	$(4,216,875)	$—	$(4,216,875)

NOTE 5	-	CASH AND CASH EQUIVALENTS

Cash consists of cash on deposit with banks and money market instruments. The Company places its cash with high quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances.

NOTE 6	-	INVENTORIES

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost (first-in, first-out basis) or market (net realizable value), and summarized as follows:

	June 30, 2015	March 31, 2015
Raw Materials	$2,590,233	$2,850,459
Work-in-Process	160,394	58,771
Finished Goods	112,586	122,772
Total Inventory	$2,863,213	$3,032,002

NOTE 7	-	INTANGIBLE ASSETS

Costs to acquire intangible assets are capitalized and if such assets are determined to have a finite useful life, amortized to expense on a straight-line basis over this finite useful life. Costs to acquire intangible assets that are determined to be indefinitely lived, such as an Abbreviated New Drug Application (“ANDA”) are capitalized, but not amortized to expense.

Patent application costs capitalized were incurred in relation to the Company’s abuse deterrent opioid technology. Amortization of such patent costs will begin upon the issuance of marketing authorization by the FDA of a product incorporating such patented technology and be calculated on a straight line basis through the expiry of the related patent(s).

All intangible assets are tested for impairment on at least an annual basis, or sooner, should events or changes in circumstances occur that may indicate a potential impairment of a listed intangible asset.

As of June 30, 2015 and March 31, 2015, the following costs were recorded as intangible assets on the Company’s balance sheet:

	June 30, 2015	March 31, 2015
Patent application costs	$341,094	$334,457
ANDA acquisitions	6,047,317	6,047,317
Less: accumulated amortization	—	—
Net Intangible Assets	$6,388,411	$6,381,774

NOTE 8	-	NJEDA BONDS

Bond financing consisting of the following, as of:

	June 30, 2015	March 31, 2015
Refinanced NJEDA Bonds	$2,275,000	$2,275,000

Current portion	(210,000)	(210,000)

Long term portion, net of current maturities	$2,065,000	$2,065,000

Maturities of Bonds for the next five years are as follows:

YEAR ENDING MARCH 31,	AMOUNT
2016	$210,000
2017	220,000
2018	85,000
2019	90,000
2020	95,000
Thereafter	1,575,000
$2,275,000

NOTE 9	-	LOANS PAYABLE

During the ordinary course of business, the Company has secured loans to support the collateralized financing of fixed asset acquisitions, or the renewal of insurance policies. During the three months ended June 30, 2015, the Company has not secured such loans.

Loans Payable consisted of the following as of:

	June 30, 2015	March 31, 2015
Total loans	$734,566	$825,503
Current Portion	235,041	265,165
Long-term portion, net of current maturities	$499,525	$560,338

Principal payments on loans for each fiscal year are:

Fiscal year ending March 31, 2016	$174,228
Fiscal year ending March 31, 2017	251,967
Fiscal year ending March 31, 2018	136,601
Fiscal year ending March 31, 2019	104,676
Fiscal year ending March 31, 2020	67,095
Thereafter	—
Total Principal Payments	$734,567

NOTE 10	-	WARRANT DERIVATIVE LIABILITIES

Accounting Standard Codification “ASC” 815 – Derivatives and Hedging, which provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. As the conversion features within, and the detachable warrants issued with the Company’s Series I Preferred Stock, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company has concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities.

Derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

FAIR VALUE OF WARRANT DERIVATIVE LIABILITY

	March 31 2015	June 30 2015
Risk-Free interest rate	0.05% - 0.89%	0.3% - 1.0%
Expected volatility	93% - 113%	74% - 95%
Expected life (in years)	1.2 – 3.1	0.0 – 2.8
Expected dividend yield	—	—
Number of warrants	89,870,034	70,675,278

Fair Value of Warrant Derivative Liability	$17,762,573	$10,548,312

CHANGE IN VALUE OF WARRANT DERIVATIVE LIABILITY

	Three months ended June 30
	2015	2014
Change in Warrant Derivative Liability	$(7,214,261)	$741,960

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

NOTE 11	-	MEZZANINE EQUITY - CONVERTIBLE PREFERRED SHARES

On February 6, 2014, the Company created the Series I Convertible Preferred Shares (“Series I Preferred”). A total of 500 shares of Series I Preferred are authorized and as of the current Balance Sheet Date, 100 shares are issued and outstanding, with a stated value of $100,000 and a par value of $0.01. The Certificate of Designations (“COD”) for the Series I Preferred contain the following features:

•	Conversion feature - the Series I Preferred Shares may be converted, at the option of the Holder, into the Company’s Common Stock at a stated conversion price of $0.07.
•	Subsequent dilutive issuances - if the Company issues options at a price below the Conversion Price, then the Conversion Price will be reduced.
•	Subsequent dividend issuances - if the Company issues Common Stock in lieu of cash in satisfaction of its dividend obligation on its Series C Certificate, the applicable Conversion Price of the Series I Preferred is adjusted.

Based on Management’s review of the COD, the host instrument, the Series I Preferred Shares, will be classified as mezzanine equity. The above identified embedded financial instruments: Conversion Feature, Subsequent Dilutive Issuances and Subsequent Dividend Issuances will not be bifurcated from the host and are therefore classified as mezzanine equity with the Series I Preferred. The Series I Preferred will be carried at the maximum redemption value, with changes in this value charged to retained earnings or to additional paid-in capital in the absence of retained earnings.

Changes in the maximum redemption value are also subtracted from net income, (in a manner similar to the treatment of dividends paid on preferred stock), in arriving at income available to common stockholders used in the calculation of earnings per share.

CONVERTIBLE PREFERRED MEZZANINE EQUITY

	June 30, 2015	March 31, 2015
Shares authorized	500	500
Shares outstanding	100	100
Par value	$0.01	$0.01
Stated value	$100,000	$100,000
Conversion price	$0.07	$0.07
Common shares to be issued upon redemption	142,857,143	142,857,143
Closing price on valuation date	$0.2000	$0.2450

Carrying value of convertible preferred mezzanine equity	$28,571,428	$35,000,000

NOTE 12	-	OPERATING LEASES

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

Minimum 5 year payments* for the initial term for the leasing of 35,000 square feet at 135 Ludlow are as follows:

Fiscal year ended March 31, 2016	$203,850
Fiscal year ended March 31, 2017	155,169
Fiscal year ended March 31, 2018	—
Fiscal year ended March 31, 2019	—
Fiscal year ended March 31, 2020	—
Total Minimum 5 year lease payments	$359,019

* Minimum lease payments are exclusive of additional expenses related to certain expenses incurred in the operation and maintenance of the premises, including, without limitation, real estate taxes and common area charges which may be due under the terms and conditions of the lease, but which are not quantifiable at the time of filing of this quarterly report on Form 10-Q.

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

RENT EXPENSE

	Three months ended June 30,
	2015	2014
Rent Expense	$45,214	$17,789

Change in deferred rent liability	$(5,496)	$(3,415)

DEFERRED RENT LIABILITY (LONG-TERM LIABILITY)

June 30 2015
Balance of Deferred Rent Liability	$37,027

NOTE 13	-	COMMON STOCK

 During the Current YTD, the Company issued shares of Common Stock, as follows:

Description	Shares Of Common Stock

Common shares sold pursuant to the LPC-40 Purchase Agreement	9,559,945

Common shares issued as commitment shares pursuant to the LPC-40 Purchase Agreement	98,388

Common shares issued pursuant to the exercise of cash warrants	19,194,756

Total Common Shares issued during the Current YTD	28,853,089

Options

Options issued and outstanding as of the Current Balance Sheet Date are summarized as follows:

	Number of Options	Range of Exercise Prices
Vested Options	3,317,167	$0.07 to $2.75
Non-Vested Options	4,325,000	$0.07 to $0.46

Each option represents the right to purchase one share of common stock. The non-vested options are scheduled to vest in various increments during dates that are within the period beginning on July 23, 2015 and through October 20, 2017, or upon the occurrence of certain defined events and require that employees awarded such options be employed by the Company on the vesting date.

NOTE 14	-	PER SHARE INFORMATION

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

The calculation of Basic EPS and Diluted EPS is summarized as follows:

	For the Three Months Ended June 30,
	2015	2014
Numerator
Net Income (loss) attributable to common shareholders – Basic	$11,160,891	$(4,401,810)

Effect of dilutive instruments on Net Income	(13,642,832)	n/a

Net Income attributable to common shareholders – Diluted	$(2,481,941)	$(4,401,810)

Denominator
Weighted-average shares of common stock outstanding - basic	$646,851,543	$565,150,231

Dilutive effect of stock options, warrants and convertible securities	165,753,917	n/a

Weighted average shares of common stock outstanding - diluted	$812,605,460	$565,150,231

Net (loss) income per share
Basic	$0.02	$(0.01)
Diluted	$(0.00)	$(0.01)

NOTE 15	-	COLLABORATIVE AGREEMENT WITH EPIC PHARMA LLC

On June 4, 2015, the Company entered into the Epic Collaborative Agreement, which provides for the exclusive right to product development sales and distribution by Epic Pharma LLC (“Epic”) of ELI-200, an abuse deterrent opioid which employs the Company’s proprietary pharmacological abuse-deterrent technology. Epic will be responsible for payment of product development costs, sales and marketing of ELI-200, and Elite will be responsible for the manufacture of the product. Under the Epic Collaborative Agreement, Epic will pay Elite non-refundable payments totaling $15 million, with such amount representing the cost of an exclusive license to ELI-200, the cost of developing the product and certain filings and a royalty based on net product sales. The initial term of the exclusive right to product development sales and distribution is five years (“Epic Exclusivity Period”); the license is renewable upon mutual agreement at the end of the initial term.

During the three months ended June 30, 2015, Elite received non-refundable payments totaling $5 million from Epic for the exclusive right to product development sales and distribution of ELI-200 pursuant to the Epic Collaborative Agreement, under which it agreed to not permit marketing or selling of ELI-200 within the United States of America to any other party. Such exclusive rights are considered a deliverable element of the Epic Collaborative Agreement pursuant to ASC 605-25, Revenue Recognition – Multiple Element Arrangements. These nonrefundable payments represent consideration for certain exclusive rights to ELI-200 and will be recognized ratably over the Epic Exclusivity Period.

Additional payments under the Epic Collaborative Agreement will be recognized as the defined elements are completed and collectability is reasonably assured.

NOTE 16	-	SALE OF INVESTMENT IN NOVEL LABORATORIES

At the end of 2006, Elite entered into a joint venture with VGS Pharma, LLC (“VGS”) and created Novel Laboratories, Inc. (“Novel”), a privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals.

On June 10, 2014, the Company received $5 million in exchange for its investment in Novel’s Class A Voting Common Stock.

NOTE 17	-	CONCENTRATIONS

Revenue Concentrations

The Company disaggregates its product revenues into the type of marketing authorization relating to each product, specifically the following two reportable segments:

1.	ANDA’s for generic products; or

2.	NDA’s for branded products.

During the 3 months ended June 30, 2015 and June 30, 2014, the Company recognized $2,163k and $1,157k from the sale of generic products with ANDA marketing authorization, respectively. The Company did not recognize any revenues from the sale of branded products during the three months ended June 30, 2015 and June 30,2014.

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

NOTE 18	-	LEGAL PROCEEDINGS

In the ordinary course of business the Company may be subject to litigation from time to time. Except as discussed below, there is no current, pending or, to our knowledge, threatened litigation or administrative action to which the Company are a party or of which our property is the subject (including litigation or actions involving our officers, directors, affiliates, or other key personnel, or holders of record or beneficially of more than 5% of any class of our voting securities, or any associate of any such party) which in our opinion has, or is expected to have, a material adverse effect upon our business, prospects financial condition or operations.

Arbitration with Precision Dose, Inc.

On May 9, 2014, Precision Dose Inc., the parent company of TAGI Pharmaceuticals, Inc., commenced an arbitration against the Company alleging that the Company failed to properly supply, price and satisfy gross profit minimums regarding Phentermine 37.5mg tablets, as required by the parties’ agreements. Elite denies Precision Dose’s allegations and has counterclaimed that Precision Dose is no longer entitled to exclusivity rights with respect to Phentermine 37.5mg tablets, and is responsible for certain costs, expenses, price increases and lost profits relating to Phentermine 37.5mg tablets and the parties’ agreements. As of the date of filing of this amended current report on Form 10-Q/A, the parties have reached agreement in settlement of these issues, with Precision Dose agreeing to pay certain amounts to the Company in exchange for Elite agreeing to restore exclusivity rights with respect to Phentermine 37.5mg tablets, subject to certain defined conditions. The Company has notified the Arbitrator of this settlement and is awaiting the Arbitrator’s issuance of the proceeding termination document.

GAAP requires that a contingency loss may only be recognized if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. There were no liabilities of this type at June 30, 2015.

NOTE 19	-	EQUITY LINE WITH LINCOLN PARK CAPITAL FUND LLC

On April 10, 2014, the Company entered into a purchase agreement (the “LPC-40 Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”).

Under the terms and subject to the conditions of the LPC-40 Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase up to $40 million in shares of the Company’s common stock (“Common Stock”), subject to certain limitations, from time to time, over the 36-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 500,000 shares of Common Stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 800,000 shares, depending upon the closing sale price of the Common Stock (such purchases, “Regular Purchases”). However, in no event shall a Regular Purchase be more than $760,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales, but in no event will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the floor price as set forth in the LPC-40 Purchase Agreement. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the LPC-40 Purchase Agreement. The Company’s sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the Common Stock.

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

NOTE 20	-	RELATED PARTY TRANSACTION AGREEMENTS

The Company has entered into two agreements with Epic which constitute agreements with a related party due to the management of Epic including a member on our Board of Directors.

On June 4, 2015, the Company entered into the Epic Collaborative Agreement (please see Note 15 above)

The Epic Collaborative Agreement includes milestone payments totaling $10 million upon the filing with and approval of a New Drug Application (“NDA”) with the FDA. The Company has determined these milestones to be substantive, with such assessment being made at the inception of the Epic Collaborative Agreement, and based on the following:

•	The Company’s performance is required to achieve each milestone; and
•	The milestones will relate to past performance, when achieved; and
•	The milestones are reasonable relative to all of the deliverables and payment terms within the Epic Collaborative Agreement.

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

Both the Epic Collaborative Agreement and the Epic Generic Agreement contain license fees that will be earned and payable to the Company, after the FDA has issued marketing authorization(s) for the related product(s). License fees are based on commercial sales of the products achieved by Epic and calculated as a percentage of not less than 50% and not more than 60% of net sales dollars realized from such commercial sales. Net sales dollars consist of gross invoiced sales less those costs and deductions directly attributable to each invoiced sale, including, without limitation, cost of goods sold, cash discounts, Medicaid rebates, state program rebates, price adjustments, returns, short date adjustments, charge backs, promotions and marketing costs. The rate applied to the net sales dollars to determine license fees due to the Company is equal to an amount negotiated and agreed to by the parties to each agreement, with the following significant factors, inputs, assumptions and methods, without limitation, being considered by either or both parties:

•	Assessment of the opportunity for each product in the market, including consideration of the following, without limitation: market size, number of competitors, the current and estimated future regulatory, legislative and social environment for abuse deterrent opioids and the other generic products to which the underlying contracts are relevant;
•	Assessment of various avenues for monetizing ELI-200 and the twelve ANDA’s owned by the Company, including the various combinations of sites of manufacture and marketing options;
•	Elite’s resources and capabilities with regards to the concurrent development of abuse deterrent opioids and expansion of its generic business segment, including financial and operational resources required to achieve manufacturing site transfers for twelve approved ANDA’s;
•	Capabilities of each party with regards to various factors, including, one or more of the following: manufacturing, marketing, regulatory and financial resources, distribution capabilities, ownership structure, personnel, assessments of operational efficiencies and entity stability, company culture and image;
•	Stage of development of ELI-200 and manufacturing site transfer and regulatory requirements relating to the commercialization of the generic products at the time of the discussions/negotiations, and an assessment of the risks, probability and time frames for achieving marketing authorizations from the FDA for each product.
•	Assessment of consideration offered; and
•	Comparison of the above factors among the various entities with whom the Company was engaged in discussions relating to the commercialization of ELI-200 and the manufacture/marketing of the twelve generics related to the Epic Generic Agreement.

NOTE 21	-	MANUFACTURING, LICENSE AND DEVELOPMENT AGREEMENTS

The Company has entered into the following agreements:

•	License agreement with Precision Dose, dated September 10, 2010 (the “Precision Dose License Agreement”)
•	Manufacturing and Supply Agreement with Ascend Laboratories Inc., dated June 23, 2011 and as amended on September 24, 2012 and January 19, 2015 (the “Ascend Manufacturing Agreement”)
•	Development and license agreement with a private, Hong Kong based company, dated March 16, 2012 (the “Hong Kong Development Agreement”); and
•	Development agreement with Akorn Pharmaceuticals, dated January 10, 2011 (the “Akorn Agreement”).

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

The license fees provided for in the Precision Dose Agreement are calculated as a percentage of not less than 50% and not more than 60% of net sales dollars realized from commercial sales of the related products. Net sales dollars consist of gross invoiced sales less those costs and deductions directly attributable to each invoiced sale, including, without limitation, cost of goods sold, cash discounts, Medicaid rebates, state program rebates, price adjustments, returns, short date adjustments, charge backs, promotions and marketing costs. The rate applied to the net sales dollars to determine license fees due to the Company is equal to an amount negotiated and agreed to by the parties to the Precision Dose License Agreement, with the following significant factors, inputs, assumptions and methods, without limitation, being considered by either or both parties:

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

NOTE 22	-	SUBSEQUENT EVENTS

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015(RESTATED)

COMPARED TO THE

THREE MONTHS ENDED JUNE 30, 2014 (RESTATED)

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

Licensing, Manufacturing and Development Agreements

Sales and Distribution Licensing Agreement with Epic for Abuse-Deterrent ELI-200

On June 4, 2015, Elite Pharmaceuticals Inc. and its wholly-owned subsidiary Elite Laboratories, Inc. (collectively, “Elite”) executed an exclusive License Agreement (the “Agreement”) with Epic Pharma LLC. (“Epic”), to market and sell in the United States, ELI-200, an undisclosed opioid with sequestered naltrexone capsules, owned by Elite. Epic will have the exclusive right to market ELI-200 and its various dosage forms as listed in Schedule A of the Agreement (the “Products”). Epic is responsible for all regulatory and pharmacovigilance matters related to the products. Pursuant to the Agreement, Epic will pay Elite non-refundable payments totaling $15 million, with such amount representing the cost of an exclusive license to ELI-200, the cost of developing the product, the filing of a New Drug Application (“NDA”) with the U.S. Food and Drug Administration(“FDA”) and the receipt of the approval letter for the NDA from the FDA. In addition, Elite will receive a license fee computed as a percentage of net sales of the Products as defined in the Agreement. Elite will manufacture the product for sale by Epic on a cost plus basis and both parties agree to execute a separate Manufacturing and Supply Agreement. The license fee is payable quarterly for the term of the Agreement. The term of the License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Elite can terminate the Agreement on 90 days’ written notice in the Event that Epic does not pay to Elite certain minimum annual license fees over the initial five year term of the Agreement. Either party may terminate this Agreement upon a material breach and failure to cure that breach by the other party within a specified period.

Manufacturing and License Agreement with Epic Pharma LLC

On October 2, 2013, Elite executed the Epic Pharma Manufacturing and License Agreement (the “Epic Generic Agreement”). This agreement granted Epic Pharma certain rights to manufacture, market and sell in the United States and Puerto Rico the 12 approved ANDAs acquired by Elite pursuant to the Mikah Purchase Agreement. Of the 12 approved ANDAs, Epic Pharma will have the exclusive right to market six products as listed in Schedule A of the Epic Pharma Manufacturing and License Agreement, and a non-exclusive right to market six products as listed in Schedule D of the Epic Pharma Manufacturing and License Agreement. Epic Pharma will manufacture the products and Epic is responsible for all regulatory and pharmacovigilance matters related to the products and for all costs related to the site transfer for all products. Elite has no further obligations or deliverables under the Epic Generic Agreement. Pursuant to the Epic Generic Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Epic Pharma Manufacturing and License Agreement, earned by Epic Pharma a result of sales of the products. The manufacturing cost used for the calculation of the license fee is a predetermined amount per unit plus the cost of the drug substance (API) and the sales cost for the calculation is predetermined based on net sales. If Elite manufactures any product for sale by Epic Pharma, then Epic Pharma shall pay to Elite that same predetermined manufacturing cost per unit plus the cost of the API. The license fee is payable monthly for the term of the Epic Pharma Manufacturing and License Agreement. Epic Pharma shall pay to Elite certain milestone payments as defined by the Epic Pharma Manufacturing and License Agreement. To date, milestones totaling $1,000,000 have been earned and received in relation to the signing of the Epic Pharma Manufacturing and License Agreement and the filing and approval by the FDA of supplements relating to the transfer of manufacturing site for Isradipine 2.5mg and Isradipine 5mg. The term of the Epic Pharma Manufacturing and License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Twelve months following the launch of a product covered by the Epic Pharma Manufacturing and License Agreement, Elite may terminate the marketing rights for any product if the license fee paid by Epic Pharma falls below a designated amount for a six month period of that product. Elite may also terminate the exclusive marketing rights if Epic Pharma is unable to meet the annual unit volume forecast for a designated product group for any year, subject to the ability of Epic Pharma, during the succeeding six month period, to achieve at least one-half of the prior year’s minimum annual unit forecast. The Epic Pharma Manufacturing and License Agreement may be terminated by mutual agreement of Elite and Epic Pharma, as a result of a breach by either party that is not cured within 60 days notice of the breach, or by Elite as a result of Epic Pharma becoming a party to a bankruptcy, reorganization or other insolvency proceeding that continues for a period of 30 days or more.

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

Results of Consolidated Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Our revenues for the three months ended June 30, 2015 were $2,163k, an increase of $1,001k or approximately 86% over revenues for the comparable period of the prior year, and consisted of $1,676k in manufacturing fees, and $487k in licensing fees. Revenues for the three months ended June 30, 2014, consisted of $949k in manufacturing fees, $208k in licensing fees and $5k in lab fees.

Manufacturing fees Increased by $727k, or approximately 77%, mostly due to the continued growth of the Company’s generic product lines.

Licensing fees increased by $280k, or approximately 135%, with this increase being due to license fees earned pursuant to the ELI-200 licensing agreement with Epic Pharma and the continued growth of the Company’s generic products, most notably, Phentermine, Hydromorphone and Naltrexone which were marketed pursuant to the Precision Dose License Agreement.

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

As a result of the foregoing, our loss from operations for the three months ended June 30, 2015 was $2,406k, compared to a loss from operations of $4,431k for the three months ended June 30, 2014.

Other income/expenses for the three months ended June 30, 2015 was net other income of $7,139k, an increase in net other income of $4,801k from the net other income of $2,338k for the comparable period of the prior year. The increase in other income/expense was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended June 30, 2015 totaling other income of $7,214k, as compared to other income of $742k for the comparable period of the prior year. Please note that derivative income/(expenses) are determined in large part by the number of warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between derivative revenues and increases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net income for the three months ended June 30, 2015 was $4,732k, compared to a net loss of $2,094k for the comparable period of the prior year.

Changes in maximum redemption value in our convertible preferred mezzanine equity, which are included in the calculation of net income attributable to common shareholders resulted in net income being increased by $6,429k for the three months ended June 30, 2015, as compared to an decrease in net income of $(2,308)k for the comparable period of the prior year. Accordingly, net income attributable to common shareholders for the three months ended June 30, 2015 was $11,161k, compared to a net loss of $$4,402) for the comparable period of the prior year. Please note that the change in maximum redemption value of convertible preferred mezzanine equity is significantly influenced by the trading price of our Common Stock, with a strong, inverse correlation existing between the price of our Common Stock and additions/reductions in net income to determine net income attributable to common shareholders.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), increased to a surplus of $11.4 million as of June 30, 2015 from a working capital surplus of $7.3 million as of March 31, 2015, primarily due to working capital generated by positive operating cash flows of $1.9 million and proceeds from sales of common stock and warrant exercises totaling $3.2 million, offset by $0.7 million in investments in property, plant and equipment.

Net cash provided by operations was $1.9 million for the three months ended June 30, 2015, primarily due to our net income from continuing operations of $4.7 million, offset by non-cash credits totaling $6.4 million, which included, without limitation, depreciation and amortization charges of $0.16 million, net income credits from the change in fair value of derivative liabilities of $7.2 million and non-cash charges of $0.6 million from accrued compensation. In addition, net cash provided by operations was effected by changes in the balances of assets and liabilities, including, without limitation, decreases in inventories, receivables and prepaid expenses totaling $0.7 million, and increase in deferred revenue of $4.9 million, all resulting in a net source of cash, offset by decreases in payables and other current liabilities of $2.1 million, resulting in a net cash used in operating activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

As of June 30, 2015, the Company had cash on hand of $11.6 million and a working capital surplus of $11.4 million. The Company believes that such resources, combined with the Company’s access to the remaining $24.6 million available pursuant to the $40 million equity line with Lincoln Park, and approximately $0.6 million available under the Hakim Credit Line are sufficient to fund operations through the current operating cycle. For the three months ended June 30, 2015, we had a loss from operations totaling $2.4 million, net other income totaling $7.1 million and a net income of $4.7 million. Please note that the Company’s other income/(expenses) are significantly influenced by the fluctuations in the fair value of outstanding warrant derivatives, and that such fair values strongly correlate to and vary inversely with the market share price of the Company’s Common Stock.

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

As of Fiscal Year Ended March 31, 2015 we had identified certain matters that constituted material weaknesses in our internal control over financial reporting which resulted from a lack of segregation of duties in the Payroll, Accounting and Procure to Pay cycles.

After receiving a comment letter from the SEC in connection with standard periodic reviews of our Form 10-K for the Fiscal Year Ended March 31, 2015, our Form 10-Q for the Quarterly Period Ended June 30, 2015 and, in the process of review, our Form 10-Q, as amended, for the Quarterly Period Ended September 30, 2015, we identified additional material weaknesses in internal control over financial reporting. The specific material weaknesses include the fact that we experienced difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and SEC reporting regulations related to (i) the recognition of revenue relating to a $5 million non-refundable payment received in relation to a licensing agreement and (ii) the accounting treatment of convertible preferred stock and preferred derivative liabilities associated with the share issuances.

We are in the process of designing and implementing policies and procedures to remediate our ineffective internal control over financial reporting in fiscal 2015, including hiring a third-party expert to aid in identifying and applying GAAP rules to our complex transactions.

Changes in Internal Controls

During Fiscal 2016, our management has taken the following actions that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting and to remediate the material weaknesses described in our 2015 Form 10-K.

•	We have hired a third-party to aid us in identifying and applying GAAP rules related to our complex transactions.

Other than discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the index below are filed as part of this report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013 .

3.1(p)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(q)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Product Development and Commercialization Agreement, dated as of June 21, 2005, between the Company and IntelliPharmaceutics, Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated June 21, 2005 and originally filed with the SEC on June 27, 2005, as amended on the Current Report on Form 8-K/A filed September 7, 2005, as further amended by the Current Report on Form 8-K/A filed December 7, 2005 (Confidential Treatment granted with respect to portions of the Agreement).

10.5	Agreement, dated December 12, 2005, by and among the Company, Elite Labs, and IntelliPharmaCeutics Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated December 12, 2005, and originally filed with the SEC on December 16, 2005, as amended by the Current Report on Form 8-K/A filed March 7, 2006 (Confidential Treatment granted with respect to portions of the Agreement).

10.6	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.10	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.11	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.12	Form of Registration Rights Agreement, between the Registrant and signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.13	Form of Placement Agent Agreement, between the Registrant and Indigo Securities, LLC, incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated March 15, 2006, and filed with the SEC on March 16, 2006.

10.14	Financial Advisory Agreement between the Registrant and Indigo Ventures LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K dated July 12, 2006 and filed with the SEC on July 18, 2006.

10.15	Product Collaboration Agreement between the Registrant and ThePharmaNetwork LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated November 10, 2006 and filed with the SEC on November 15, 2006. (Confidential Treatment granted with respect to portions of the Agreement).

10.16	Strategic Alliance Agreement among the Registrant, VGS Pharma (“VGS”) and Veerappan S. Subramanian (“VS”), incorporated by reference as Exhibit 10(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.17	Advisory Agreement, between the Registrant and VS, incorporated by reference as Exhibit 10(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.18	Registration Rights Agreement between the Registrant, VGS and VS, incorporated by reference as Exhibit 10(c) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.19	Employment Agreement between Novel Laboratories Inc. (“Novel”) and VS, incorporated by reference as Exhibit 10(d) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.20	Stockholders’ Agreement between Registrant, VGS, VS and Novel, incorporated by reference as Exhibit 10(e) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.21	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.22	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.23	Form of Placement Agent Agreement, between the Company and Oppenheimer & Company, Inc., incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.24	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.25	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.26	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.27	Form of Securities Purchase Agreement, between the Company and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.28	Form of Placement Agent Agreement, between the Company, ROTH Capital Partners, LLC and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.29	Separation Agreement and General Release of Claims, dated as of October 20, 2008, by and between the Company and Stuart Apfel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.30	Consulting Agreement, dated as of October 20, 2008, by and between the Company and Parallex Clinical Research, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.31	Separation Agreement and General Release of Claims, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.32	Consulting Agreement, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.33	Separation Agreement and General Release of Claims, dated as of November 5, 2008, by and between the Company and Bernard J. Berk, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 6, 2008 and filed with the SEC on November 6, 2008.

10.34	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.35	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.36	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.37	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.38	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.39	Employment Agreement, dated as of November 13, 2009, by and between the Company and Chris Dick, , incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.40	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.41	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.42	Stipulation of Settlement and Release, dated as of June 25, 2010, by and among the Company, Midsummer Investment, Ltd., Bushido Capital Master Fund, LP, BCMF Trustees, LLC, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.43	Amendment Agreement, dated as of June 25, 2010, by and among the Company, and the investors signatory thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.44	Amendment Agreement, dated as of June 2010, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.45	Asset Purchase Agreement dated as of May 18, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010.

10.46	Asset Purchase Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.47	Master Development and License Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.48	Purchase Agreement, dated as of September 10, 2010, by and among Epic Pharma LLC and the Company, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.49	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.50	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.51	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.52	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.53	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.54	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.55	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.56	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.57	Securities Purchase Agreement with Socius dated December 30, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.58	Amendment to Agreement with Socius dated February 28, 2012, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed with the SEC February 29, 2012.

10.59	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.60	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.61	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.62	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.63	Development And License Agreement between the Company and a Hong Kong-based client dated March 16, 2012 incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the SEC on June 29,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.64	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.65	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.66	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.67	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.68	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.69	Revised Schedule 1 to the August 1, 2013 Mikah LLC Asset Purchase Agreement (revised to remove confidential treatment with regard to one item set forth thereon) incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the period ending December 31, 2013, filed with the SEC on February 14, 2014.

10.70	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.71	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.72	Termination of June 2011, Manufacturing and Supply Agreement between Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.15 of the Quarterly Report on Form 10-Q for the period ending December 31, 2014 and filed with the SEC on February 14, 2014.

10.73	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.74	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.75	August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC, incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 and filed with the SEC on November 14, 2013

10.76	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.77	February 7,2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.78	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.79	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.80	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.81	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.82	January 19, 2015 Second Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 and First Amendment to the TPN-Elite Manufacturing and Supply Agreement dated September 21, 2012, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014, and filed with the SEC on February 17, 2015. Confidential Treatment granted with respect to portions of the Agreement.

10.83	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.84	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015 .

10.85	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on June 15, 2015. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101	The following materials from Elite Pharmaceuticals’ Quarterly Report on Form 10-Q, related to the unaudited financial statements as and for the three months ended June 30, 2015 and 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

* On January 5, 2011, the Company changed its domicile from Delaware to Nevada. All corporate documents from Delaware have been superseded by Nevada corporate documents filed or incorporated by reference herein. All outstanding Delaware securities certificates are now outstanding Nevada securities certificates.

** Previously filed.

*** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

Date: December 30, 2015	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer
(Principal Executive Officer)

Date: December 30, 2015	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)

