Form 10-Q/A
period 2015-09-30
ELITE PHARMACEUTICALS INC /NV/
filed 2015-12-30
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This amended Form 10-Q for the quarter ended September 30, 2015 (“Form 10-Q/A”) only amends information in Part I, Item 1 and Item 2 of the Form 10-Q/A (amendment 1), previously filed with the Commission on November 10, 2015 (the “Original Filing”).

Specifically, we have restated our financial statement and revised our Management’s Discussion and Analysis of Financial Condition and Results of Operations to (i) correct our treatment of revenue recognition for the non-refundable $5,000,000 payment from Epic Pharma LLC (“Epic”) pursuant to our Licensing Agreement dated June 4, 2015 with Epic; (ii) correct our accounting treatment for Convertible Preferred Stock for periods prior to the quarter ended September 30, 2015; and (iii) in response to certain comments received from the Securities and Exchange Commission.

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

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Restated)

	September 30, 2015 (Unaudited)	March 31, 2015 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of EDA bonds payable	$220,000	$210,000
Short term loans and current portion of long-term debt	251,835	265,165
Related Party Line of Credit	411,709	583,071
Accounts payable and accrued expenses	3,611,073	3,997,528
Deferred revenues	1,013,333	13,333

Total Current Liabilities	5,507,950	5,069,097

LONG TERM LIABILITIES
EDA bonds payable – non current	1,845,000	2,065,000
Deferred revenues	3,785,557	125,557
Other long term liabilities	549,486	629,138
Derivative liabilities	9,184,216	17,762,573

Total Long Term Liabilities	15,364,259	20,582,268

TOTAL LIABILITIES	20,872,209	25,651,365

MEZZANINE EQUITY
Convertible preferred shares	32,857,145	35,000,000

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 995,000,000 shares and 690,000,000 shares, respectively. Issued 681,756,279 shares and 631,160,701 shares, respectively. Outstanding 680,756,279 shares and 630,060,701 shares, respectively	681,759	631,162

Additional paid-in-capital	113,525,265	106,926,328

Accumulated deficit	(138,930,793)	(141,981,735)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(25,030,610)	(34,731,086)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$28,698,744	$25,920,279

The accompanying notes are an integral part of the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and Restated)

	THREE MONTHS ENDED September 30,		SIX MONTHS ENDED September 30,
	2015	2014	2015	2014
REVENUES
Manufacturing Fees	$2,553,195	$850,934	$4,228,968	$1,799,971
Licensing Fees	393,312	405,483	880,644	613,128
Lab Fee Revenues	—	—	—	5,000

Total Revenues	2,946,507	1,256,417	5,109,612	2,418,099

COSTS OF REVENUES	1,414,529	681,669	2,611,497	1,410,199

Gross Profit	1,531,978	574,748	2,498,115	1,007,900
OPERATING EXPENSES
Research and Development	4,172,419	3,583,563	6,614,063	7,623,403
General and Administrative	881,566	722,229	1,560,630	1,329,268
Non-cash compensation through issuance of stock options	80,992	53,481	171,470	77,143
Depreciation and Amortization	164,340	276,812	325,800	470,696
Total Operating Expenses	5,299,317	4,636,085	8,671,963	9,500,510

(LOSS) FROM OPERATIONS	(3,767,339)	(4,061,337)	(6,173,848)	(8,492,610)

OTHER INCOME / (EXPENSES)
Interest expense	(63,824)	(70,075)	(136,507)	(148,281)
Change in fair value of derivative liabilities	2,149,787	10,379,665	9,364,047	11,121,624
Gain on Sale on Investment	—	—	—	1,670,678
Other Income (Expense)	—	—	(2,750)	3,248

Total Other Income / (Expense)	2,085,963	10,309,590	9,224,790	12,647,269
NET INCOME (LOSS)	$(1,681,376)	$6,248,253	$3,050,942	$4,154,658

Change in value of convertible preferred share mezzanine equity	(5,071,406)	15,131,571	1,357,167	12,823,356

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,752,782)	$21,379,824	$4,408,109	$16,978,014
NET INCOME (LOSS) PER SHARE
Basic	$(0.01)	$0.04	$0.01	$0.03
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	665,330,431	577,691,292	656,141,476	565,150,231
Diluted	823,495,279	739,869,496	814,306,324	733,912,128

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited and Restated)

	COMMON STOCK		TREASURY STOCK
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2015	631,160,701	$631,162	$106,926,328	100,000	$(306,841)	$(141,981,735)	$(34,731,086)

Net Income						3,050,942	3,050,942

Change in value of convertible preferred mezzanine equity			1,357,167				1,357,167

Common shares sold pursuant to the Lincoln Park Capital purchase agreement	13,155,283	13,157	2,766,985				2,780,142

Non-cash compensation through the issuance of stock options			171,470				171,470

Common shares issued as commitment shares pursuant to the Lincoln Park Capital purchase agreement	134,047	134	(134)				—

Common shares issued pursuant to the exercise of cash warrants	37,252,079	37,252	2,291,003				2,328,255

Common Shares Issued Pursuant to Director Salaries	54,169	54	12,446				12,500

Balance at September 30, 2015	681,756,279	$681,759	$113,525,265	100,000	$(306,841)	$(138,930,793)	$(25,030,610)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and Restated)

	SIX MONTHS ENDED SEPTEMBER 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,050,942	$4,154,659
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	325,799	435,537
Change in fair value of derivative liabilities	(9,364,047)	(11,121,624)
Non-cash compensation accrued	586,167	679,771
Non-cash compensation from the issuance of common stock and options	171,470	83,333
Non-cash rent expense	(10,991)	5,189
Non-cash lease accretion	798	752
Gain on Sale of Investment	—	(1,670,678)
Bad debt recovery	(117,095)	—
Changes in Assets and Liabilities
Accounts receivable	147,650	(365,708)
Inventories	(321,311)	(591,130)
Prepaid and other current assets	242,721	(60,862)
Accounts payable, accrued expenses and other current liabilities	(960,122)	(183,608)
Deferred revenues and Customer deposits	4,660,000	(6,667)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(1,588,019)	(8,641,036)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(1,405,633)	(1,005,087)
Costs incurred for intellectual property assets	(17,893)	(8,549)
Deposits to / (withdrawals from) restricted cash, net	—	(123,909)
Proceeds from Sale of Investment	—	5,000,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,423,526)	3,862,455

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	2,780,142	6,227,485
Proceeds from exercise of cash warrants and options	2,328,255	290,231
Proceeds / (Payments) from draws against credit lines from related parties	(171,362)	137,579
Payment of bonds Principal	(210,000)	(1,110,000)
Other loan payments	(148,582)	(65,049)
Costs associated with raising capital	—	(16,364)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,578,453	5,463,882

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,566,908	685,301

CASH AND CASH EQUIVALENTS – beginning of period	7,464,180	6,941,777
CASH AND CASH EQUIVALENTS – end of period	$9,031,088	$7,627,078
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$110,372	$141,342
Non-Cash Financing Transactions
Financing of equipment purchases and insurance renewal	$65,794	$495,753
Commitment shares issued to Lincoln Park Capital	$830,515	$756,053
Conversion of Preferred Shares to Common Shares	$—	$2,272,500
Change in maximum redemption value of convertible preferred mezzanine equity	$1,357,167	$12,823,356

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

The financial statements in this amended quarterly report on Form 10-Q are restated to correct errors in accounting that were identified in the previously issued quarterly report on Form 10-Q which was filed with the SEC on November 9, 2015. Please refer to note 4 for further details on the specifics and effects of these corrections of accounting error.

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

There have been no changes in significant accounting policies since March 31, 2015, other than the accounting for license fees received pursuant to the license agreement between the Company and Epic Pharma LLC dated June 4, 2015 and the accounting for convertible preferred share mezzanine as discussed in Note 4 to these financial statements. The changes for accounting for convertible preferred share mezzanine equity are to be considered when reviewing the Annual Report on Form 10-K filed with the SEC on June 15, 2015. The change in accounting for the license fees received pursuant to the license agreement between the Company and Epic Pharma LLC dated June 4, 2015 apply to a transaction that occurred subsequent to the period included in the Annual Report on Form 10-K filed with the SEC on June 15, 2015, and accordingly is not relevant to the financials reported therein.

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

The Company entered into a sales and distribution licensing agreement with Epic Pharma LLC, dated June 4, 2015 (the “Epic Collaborative Agreement”), which has been determined to satisfy the criteria for consideration as a collaborative agreement, and is accounted for accordingly, in accordance with GAAP.

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

During the three and six months ended September 30, 2015 and 2014, the Company recognized $4,776k and $2,696k from the sale of generic products respectively. The Company had no revenues relating to the sale of branded products during the three and six months ended September 30, 2015 and 2014.

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

After receiving a comment letter from the SEC in connection with its standard periodic review of our Form 10-K for the Fiscal Year Ended March 31, 2015, our Form 10-Q for the Quarterly Period Ended June 30, 2015 and, in the process of review, our Form 10-Q, as amended, for the Quarterly Period Ended September 30, 2015, we conducted further reviews of our financial statements. Based on such reviews, the following determinations were made:

Error in Accounting for License Agreement with EPIC

During our review, we determined that the accounting treatment for the recognition of revenue relating to a $5 million, non-refundable payment received from EPIC pursuant to our Licensing Agreement dated June 4, 2015 (the “Epic Collaborative Agreement”) was incorrect. Specifically, it has been determined that revenue relating to the $5 million, non-refundable payment, which was originally recognized in full during the quarterly period ended June 30, 2015, should instead be recognized, on a straight line basis, over the exclusivity period, currently coinciding with the five year term of the Epic Collaborative Agreement, as this payment is attributed to the exclusive license and other rights granted to Epic in the Epic Collaborative Agreement

The correction of this accounting error has no effect on periods prior to the quarter ended June 30, 2015.

	As of September 30, 2015
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Deferred Revenues, Current	$13,333	$1,000,000	$1,013,333
Deferred Revenues, Long Term	$118,890	$3,666,667	$3,785,557
Accumulated deficit	$(136,943,114)	$(1,987,679)[1]	$(138,930,793)

	Six Months Ended September 30, 2015
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
Licensing fee	$547,311	$333,333	$880,644
Product Development Licensing	$5,000,000	$(5,000,000)	$—
Change in fair value of derivative liabilities	$8,578,358	$785,689 [2]	$9,364,047
Change in carrying value of convertible preferred share mezzanine equity	2,142,857	(785,690)	1,357,167
Net Income (Loss) attributable to common shareholders	9,074,777	(4,594,668)	4,480,109
Net Income (Loss) Per Share
Basic	$0.01	$—	$0.01
Diluted	$0.00	$—	$0.00

	Six Months Ended September 30, 2015
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows
Net Income (Loss)	$6,931,921	$(3,880,979)	$3,050,942
Change in fair value of derivative liabilities	$(8,578,358)	$(785,689)	$(9,364,047)
Change in deferred revenues and customer deposits	$(6,667)	$4,666,667	$4,660,000
Net cash used in operating activities	$(1,588,019)	$—	$(1,588,019)

1	Adjustments to accumulated deficit include those amounts relating to the correction of accounting error for the convertible preferred stock (see below) as well as relating to the correction of accounting error for revenue recognition from the Epic Collaborative Agreement (see above).

2	See below for details on correction to accounting error relating to convertible preferred shares

Accounting for convertible preferred shares prior to the quarter ended September 30, 2015

We determined that our accounting for Convertible Preferred Stock (“Preferred Derivatives”) for periods prior to the quarter ended September 30, 2015 was incorrect. Specifically, it has been determined the Preferred Derivatives which had originally been classified as derivative liabilities prior to the quarter ended September 30, 2015, should instead be accounted for as quasi equity instruments and recorded as mezzanine equity. In addition, the preferred derivatives which were recorded at fair value each reporting period, with changes recorded in net income, will instead be recorded at the maximum redemption amount each reporting period with changes recorded in additional paid in capital. Accordingly, the change in carrying value of the Preferred Derivatives, was originally included in the calculation of net income as well as the calculation of net income attributable to common shareholders prior to the quarter ended September 30, 2015, should instead be included only in the calculation of net income attributable to common shareholders. Accordingly, correction of this error in accounting has no effect on earnings per share.

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

	As of September 30, 2015
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Balance Sheet
Additional paid-in capital	$116,204,254	$(2,678,989)	$113,525,265

	As of March 31, 2015
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Balance Sheet
Derivative liabilities	$52,762,573	$(35,000,000)	$17,762,573
Convertible preferred shares	$—	$35,000,000	$35,000,000
Additional paid-in capital	$161,021,568	$(54,095,240)	$106,926,328
Accumulated deficit	$(196,076,975)	$54,095,240	$(141,981,735)

	Year Ended March 31, 2015
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statement of Operations
Change in fair value of derivative liabilities	$25,602,370	$(23,709,070)	$1,893,300
Change in carrying value of convertible preferred share mezzanine equity	$—	$23,709,070	$23,709,070
Net Income (Loss) Attributable to common shareholders	$28,929,674	$—	$28,929,674
Net Income (Loss) Per Share
Basic	$0.05	$—	$0.05
Diluted	$(0.02)	$—	$(0.02)

	Year Ended March 31, 2015
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statement of Cash Flows
Net Income (Loss)	$28,929,674	$—	$28,929,674
Change in fair value of derivative liabilities	$(25,602,370)	$23,709,070	$(1,893,300)
Change in carrying value of convertible preferred share mezzanine equity	$—	$(23,709,070)	$(23,709,070)
Net cash used in operating activities	$(15,103,233)	$—	$(15,103,233)

NOTE 5 -	CASH AND CASH EQUIVALENTS

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

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost (first-in, first-out basis) or market (net realizable value), and summarized as follows:

	September 30, 2015	March 31, 2015
Raw Materials	$3,015,384	$2,850,459
Work-in-Process	160,080	58,771
Finished Goods	177,849	122,772
Total Inventory	$3,353,313	$3,032,002

NOTE 7 -	NJEDA BONDS

Bond financing consisting of the following, as of:

	September 30, 2015	March 31, 2015
Refinanced NJEDA Bonds	$2,065,000	$2,275,000

Current portion	(220,000)	(210,000)

Long term portion, net of current maturities	$1,845,000	$2,065,000

Maturities of Bonds for the next five years are as follows:

YEAR ENDING SEPTEMBER 30,	AMOUNT
2016	$220,000
2017	85,000
2018	90,000
2019	95,000
2020	105,000
Thereafter	1,470,000
$2,065,000

NOTE 8 -	INTANGIBLE ASSETS

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

As of September 31, 2015 and March 31, 2015, the following costs were recorded as intangible assets on the Company’s balance sheet:

	September 30,	March 31,
	2015	2015
Intangible assets at beginning of fiscal year
Patent application costs	$334,457	$302,602
ANDA acquisitions	6,047,317	6,047,317
Less: Accumulated Amortization	—	—
Net Intangible Assets at beginning of fiscal year	$6,381,774	$6,349,917

Intangible asset costs capitalized during the fiscal year
Patent application costs	$17,893	$31,855
ANDA acquisition costs	—	—
Total cost of intangible assets capitalized	$17,893	$31,855

Intangible assets at end of fiscal period
Patent application costs	$352,350	$334,457
ANDA acquisitions	6,047,317	6,047,317
Less: Accumulated Amortization	—	—
Net Intangible Assets	$6,399,667	$6,381,774

NOTE 9 -	PROPERTY AND EQUIPMENTS

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

As of September 31, 2015 and March 31, 2015, the following costs were recorded as Property and Equipment on the Company’s balance sheet:

	September 30,	March 31,
	2015	2015
Computer Equipment	$135,003	$132,917
Furniture and Fixtures	49,804	49,804
Land	300,000	300,000
Building Improvement	3,245,307	2,938,212
Lease Improvement	1,959,753	1,318,480
Lab Equipment	1,280,932	1,096,905
Manufacturing Equipment	6,664,696	6,179,960
Warehouse Equipment	168,342	316,351
Office Equipment	76,654	76,454
Vehicles	66,855	66,855
Total	13,947,346	$12,475,938

Less: Accumulated depreciation and amortization	6,392,827	6,074,136
Property and equipment, net	$7,554,519	$6,401,802

Depreciation Expense for six months ended on September 30, 2015 and 2014 was $318,711 and $463,609 respectively.

Fixed assets with a cost of $1.96 million have not yet been placed in service as of the Current Balance Sheet Date.

NOTE 10 -	LOANS PAYABLE

During the ordinary course of business, the Company has secured loans to support the collateralized financing of fixed asset acquisitions, or the renewal of insurance policies. During the six months ended September 30, 2015, the Company has secured such loans with initial principal amounts totaling $66k and with payment terms of 60 months.

Loans Payable consisted of the following as of:

	September 30, 2015	March 31, 2015
Total loans	$742,716	$825,503
Current Portion	251,835	265,165
Long-term portion, net of current maturities	$490,881	$560,338

Principal payments on loans for 12 months ending September 30:

2016	$251,835
2017	228,006
2018	114,994
2019	105,148
2020	42,733
Thereafter	—
Total Principal Payments	$742,716

NOTE 11 -	WARRANT DERIVATIVE LIABILITIES

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

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

FAIR VALUE OF WARRANT DERIVATIVE LIABILITY
	September 30, 2015	March 31, 2015
Risk-Free interest rate	0.1% - 0.9%	0.05% - 0.89%
Expected volatility	68% - 95%	93% - 113%
Expected life (in years)	0.0 – 2.6	1.2 – 3.1
Expected dividend yield	—	—
Number of warrants	52,617,955	89,870,034
Fair Value of Warrant Derivative Liability	$9,184,206	$17,762,573

CHANGE IN VALUE OF WARRANT DERIVATIVE LIABILITY
	Three months ended September 30		Six months ended September 30
	2015	2014	2015	2014
Change in Warrant Derivative Liability	$(2,149,787)	$10,379,665	$(9,364,047)	$11,121,624

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

NOTE 12 -	MEZZANINE EQUITY - CONVERTIBLE PREFERRED SHARES

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

Changes in carrying value are also subtracted from net income, (in a manner similar to the treatment of dividends paid on preferred stock), in arriving at income available to common stockholders used in the calculation of earnings per share.

	CONVERTIBLE PREFERRED MEZZANINE EQUITY
	September 30, 2015	March 31, 2015
Shares authorized	500	500
Shares outstanding	100	100
Par value	$0.01	$0.01
Stated value	$100,000	$100,000
Conversion price	$0.07	$0.07
Common shares to be issued upon redemption	142,857,143	142,857,143
Closing price on valuation date	$0.2300	$0.2450

Carrying value of convertible preferred mezzanine equity	$32,857,143	$35,000,000

	(Increase)/Decrease in Value of Convertible Preferred Stock
	Three Months Ended Sept 30,		Six Months Ended Sept 30,
	2015	2014	2015	2014
Series I Preferred	$(4,285,714)	$15,131,571	$2,142,857	$12,823,355

NOTE 13 -	OPERATING LEASES

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

Minimum 5 year payments* for the initial term for the leasing of 35,000 square feet at 135 Ludlow are as follows:

12 Months Ending September 30,	Amount
2016	$205,878
2017	51,723
2018	—
2019	—
2020	—
Total Minimum 5 year lease payments	$257,601

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

The calculation of Basic EPS and Diluted EPS is summarized as follows:

	For the Three Months Ended September 30		For the Six Months Ended September 30
	2015	2014	2015	2014
Numerator
Net Income (loss) attributable to common shareholders – Basic	$(6,752,782)	$21,379,824	$4,408,109	$16,978,014

Effect of dilutive instruments on Net Income	2,921,619	(25,511,236)	(10,721,215)	(23,944,980)

Net Income (loss) attributable to common shareholders - Diluted	$(3,831,163)	$(4,131,412)	$(6,313,106)	$(6,966,966)

Denominator
Weighted-average shares of common stock outstanding – basic	665,330,431	577,691,292	656,141,476	565,150,231

Dilutive effect of stock options, warrants and convertible securities	158,164,848	162,178,204	158,164,848	168,761,897

Weighted average shares of common stock outstanding – diluted	823,495,279	739,869,496	814,306,324	733,912,128

Net (loss) income per share
Basic	$(0.01)	$0.04	0.01	$0.03
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

NOTE 16 -	COLLABORATIVE AGREEMENT WITH EPIC PHARMA LLC

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

NOTE 17 -	RELATED PARTY TRANSACTION AGREEMENTS

The Company has entered into two agreements with Epic which constitute agreements with a related party due to the management of Epic including a member on our Board of Directors.

On June 4, 2015, the Company entered into the Epic Collaborative Agreement (please see Note 16 above)

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

Both the Epic Collaborative Agreement and the Epic Generic Agreement contain license fees that will be earned and payable to the Company, after the FDA has issued marketing authorization(s) for the related product(s). License fees are based on commercial sales of the products achieved by Epic and calculated as a percentage of net sales dollars realized from such commercial sales. Net sales dollars consist of gross invoiced sales less those costs and deductions directly attributable to each invoiced sale, including, without limitation, cost of goods sold, cash discounts, Medicaid rebates, state program rebates, price adjustments, returns, short date adjustments, charge backs, promotions and marketing costs. The rate applied to the net sales dollars to determine license fees due to the Company is equal to an amount negotiated and agreed to by the parties to each agreement, with the following significant factors, inputs, assumptions and methods, without limitation, being considered by either or both parties:

•	Assessment of the opportunity for each product in the market, including consideration of the following, without limitation: market size, number of competitors, the current and estimated future regulatory, legislative and social environment for abuse deterrent opioids and the other generic products to which the underlying contracts are relevant;

•	Assessment of various avenues for monetizing ELI-200 and the twelve ANDA’s owned by the Company, including the various combinations of sites of manufacture and marketing options;

•	Elite’s resources and capabilities with regards to the concurrent development of abuse deterrent opioids and expansion of its generic business segment, including financial and operational resources required to achieve manufacturing site transfers for twelve approved ANDA’s;

•	Capabilities of each party with regards to various factors, including, one or more of the following: manufacturing, marketing, regulatory and financial resources, distribution capabilities, ownership structure, personnel, assessments of operational efficiencies and entity stability, company culture and image;

•	Stage of development of ELI-200 and manufacturing site transfer and regulatory requirements relating to the commercialization of the generic products at the time of the discussions/negotiations, and an assessment of the risks, probability and time frames for achieving marketing authorizations from the FDA for each product.

•	Assessment of consideration offered; and

•	Comparison of the above factors among the various entities with whom the Company was engaged in discussions relating to the commercialization of ELI-200 and the manufacture/marketing of the twelve generics related to the Epic Generic Agreement.

NOTE 18 -	MANUFACTURING, LICENSE AND DEVELOPMENT AGREEMENTS

The Company has entered into the following agreements:

•	License agreement with Precision Dose, dated September 10, 2010 (the “Precision Dose License Agreement”)

•	Manufacturing and Supply Agreement with Ascend Laboratories Inc., dated June 23, 2011 and as amended on September 24, 2012 and January 19, 2015 (the “Ascend Manufacturing Agreement”)

•	Development and license agreement with a private, Hong Kong based company, dated March 16, 2012 (the “Hong Kong Development Agreement”); and

•	Development agreement with Akorn Pharmaceuticals, dated January 10, 2011 (the “Akorn Agreement”).

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

NOTE 19 -	SALE OF INVESTMENT IN NOVEL LABORATORIES

At the end of 2006, Elite entered into a joint venture with VGS Pharma, LLC (“VGS”) and created Novel Laboratories, Inc. (“Novel”), a privately-held company specializing in pharmaceutical research, development, manufacturing, licensing, acquisition and marketing of specialty generic pharmaceuticals.

On June 10, 2014, the Company received $5 million in exchange for its investment in Novel’s Class A Voting Common Stock.

NOTE 20 -	CONCENTRATIONS

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

NOTE 21 -	LEGAL PROCEEDINGS

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

NOTE 22 -	EQUITY LINE WITH LINCOLN PARK CAPITAL FUND LLC

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

NOTE 23 -	SUBSEQUENT EVENTS

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2015 (RESTATED)

COMPARED TO THE

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 (RESTATED)

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

Results of Consolidated Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Our revenues for the three months ended September 30, 2015 were $2,947k, an increase of $1,691k or approximately 135% over revenues for the comparable period of the prior year, and consisted of $2,553k in manufacturing fees and $393k in licensing fees. Revenues for the three months ended September 30, 2014, consisted of $851k in manufacturing fees and $405k in licensing fees.

Manufacturing fees Increased by $1,702k, or approximately 200%, mostly due to the continued growth of the Company’s generic product lines.

Licensing fees decreased by $12k, or approximately 3%, with this decrease being mostly due to the timing of in-market sales of generic products being marketed by Tagi Pharma under license from Elite.

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

Depreciation and amortization for the three months ended September 30, 2015 was $164k, a decrease of $113k, or approximately 41%, from $277k for the comparable period of the prior year. The decrease was primarily due to a decrease in the overall basis of depreciable assets resulting from the expiry of the economic life of equipment since June 2014. The expansion and upgrade of the Northvale Facility, which has required significant investments in property, plant and equipment, has not yet been placed in service. Accordingly, depreciation expenses relating to these investments have not yet been recorded. When commissioned, the investments relating to the expansion of the Northvale Facility will result in increased depreciation expense.

Non-cash compensation through the issuance of stock options and warrants for the three months ended September 30, 2015 was $81k, an increase of $28k, or approximately 51% from $53k for the comparable period of the prior year. The increase is due to the issuance of employee stock options subsequent to the quarter ended June 30, 2014.

As a result of the foregoing, our loss from operations for the three months ended September 30, 2015 was $3,767k, compared to a loss from operations of $4,061k for the three months ended September 30, 2014.

Other income/expenses for the three months ended September 30, 2015 was net other income of $2,086k, a decrease in other income of $8,224k from the net other income of $10,310k for the comparable period of the prior year. The decrease in other income/expense was due to derivative income relating to changes in the fair value of our derivative liabilities during the three months ended September 30, 2015 $2,150k, as compared to a derivative income of $10,380k for the comparable period of the prior year. Please note that derivative income/(expenses) are determined in large part by the change in fair value of the warrants outstanding.

As a result of the foregoing, our net loss for the three months ended September 30, 2015 was $1,681k, compared to a net income of $6,248k for the comparable period of the prior year.

Changes in maximum redemption value in our convertible preferred mezzanine equity, which is included in the calculation of net income (loss) attributable to common shareholders resulted in net loss being increased by $5,071k for the three months ended September 30, 2015, as compared to an increase in net income of $15,132k for the comparable period of the prior year. Accordingly, net income (loss) attributable to common shareholders for the three months ended September 30, 2015 was a net loss of $(6,753)k, compared to a net income of $21,380 for the comparable period of the prior year. Please note that the change in maximum redemption value of convertible preferred mezzanine equity is significantly influenced by the trading price of our Common Stock, with a strong, inverse correlation existing between the price of our Common Stock and additions/reductions in net income to determine net income attributable to common shareholders.

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014

Our revenues for the six months ended September 30, 2015 were $5,110k, an increase of $2,692k or approximately 111% over revenues for the comparable period of the prior year, and consisted of $4,229k in manufacturing fees and $881k in licensing fees. Revenues for the six months ended September 30, 2014, consisted of $1,800k in manufacturing fees, $613k in licensing fees and $5k in lab fees.

Manufacturing fees Increased by $2,429k, or approximately 135%, mostly due to the continued growth of the Company’s generic product lines.

Licensing fees increased by $268k, or approximately 44%, with this increase being due to increased profit splits earned from product sales relating to the TAGI and Epic licensing agreements.

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

Non-cash compensation through the issuance of stock options and warrants for the six months ended September 30, 2015 was $171k, an increase of $94k, or approximately 122% from $77k for the comparable period of the prior year. The increase is due to the issuance of employee stock options subsequent to the three months ended June 30, 2014.

As a result of the foregoing, our loss from operations for the six months ended September 30, 2015 was $6,174k, compared to a loss from operations of $8,493k for the six months ended September 30, 2014.

Other income/expenses for the six months ended September 30, 2015 was net other income of $9,225k, a decrease in other income of $3,422k from the net other income of $12,647k for the comparable period of the prior year. The decrease in other income/expense was due to derivative income relating to changes in the fair value of derivative liabilities during the six months ended September 30, 2015 totaling an income of $9,364k, as compared to a derivative income of $11,122k and the gain on sale of investment totaling $1,671k for the comparable period of the prior year. Please note that derivative income/(expenses) are determined in large part by the change in fair value of the warrants outstanding.

As a result of the foregoing, our net income for the six months ended September 30, 2015 was $3,051k, compared to a net income of $4,155k for the comparable period of the prior year.

Changes in maximum redemption value in our convertible preferred mezzanine equity, which is included in the calculation of net income (loss) attributable to common shareholders resulted in net income being increased by $1,357k for the six months ended September 30, 2015, as compared to an increase in net income of $12,823k for the comparable period of the prior year. Accordingly, net income (loss) attributable to common shareholders for the six months ended September 30, 2015 was net income of $4,408k, compared to net income of $16,978 for the comparable period of the prior year.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), increased to a surplus of $8.6 million as of September 30, 2015 from a working capital surplus of $7.3 million as of March 31, 2015, primarily due to working capital generated by sales of common stock and proceeds from the exercise of cash warrants and options totaling $5.1 million, both of which are accretive to working capital.

Net cash used in operations was $1.6million for the six months ended September 30, 2015, primarily due to our net income from continuing operations of $3.1 million, offset by non-cash credits totaling $8.4 million, which included, without limitation, depreciation and amortization charges of $0.33 million, net income credits from the change in fair value of derivative liabilities of $9.36 million. In addition, net cash provided by operations was effected by changes in the balances of assets and liabilities, including, without limitation, decrease in account receivables and prepaid expenses totaling $0.39 million, and an increase in deferred revenues of $4.66 million, each of which result in a net increase in cash, offset by increases in inventories of $0.3 million and decreases in accounts payables and other current liabilities of $1.0 million, each of which result in a net decrease in cash.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

As of September 30, 2015, the Company had cash on hand of $9.0 million and a working capital surplus of $9.6million. The Company believes that such resources, combined with the Company’s access to the remaining $24.0 million available pursuant to the $40 million equity line with Lincoln Park, and approximately $0.6 million available under the Hakim Credit Line are sufficient to fund operations through the current operating cycle. For the six months ended September 30, 2015, we had loss from operations totaling $6.2 million, net other income totaling $9.2 million and a net income of $3.1 million. Please note that the Company’s other income/expenses are significantly influenced by the change in fair value of the warrants outstanding.

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

Other than discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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