Form 10-Q
period 2015-12-31
ELITE PHARMACEUTICALS INC /NV/
filed 2016-02-09
CIK 1053369

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                         December 31, 2015

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 4, 2016, the issuer had outstanding 695,168,934 shares of common stock, $0.001 par value (exclusive of 100,000 shares held in treasury).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015 (Unaudited)	March 31, 2015 (Audited and Restated)
ASSETS
CURRENT ASSETS
Cash	$8,103,280	$7,464,180
Accounts receivable (net of allowance for doubtful accounts of $0 and $272,620, respectively)	746,957	1,446,441
Inventories	3,181,613	3,032,002
Prepaid expenses and other current assets	389,116	388,061

Total Current Assets	12,420,966	12,330,684

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,556,108 and $6,074,117, respectively	7,656,357	6,401,802

INTANGIBLE ASSETS – net of accumulated amortization of $-0-	6,407,932	6,381,774

OTHER ASSETS
Security deposits	48,714	198,481
Restricted cash – debt service for EDA bonds	388,959	388,959
EDA bond offering costs, net of accumulated amortization of $146,508 and $135,874, respectively	207,945	218,579

Total Other Assets	645,618	806,019

TOTAL ASSETS	$27,130,873	$25,920,279

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015 (Unaudited)	March 31, 2015 (Audited and Restated)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of EDA bonds payable	$220,000	$210,000
Short term loans and current portion of long-term debt	374,546	265,165
Related Party Line of Credit	718,309	583,071
Accounts payable and accrued expenses	3,038,115	3,997,528
Deferred revenues	1,013,333	13,333

Total Current Liabilities	5,364,303	5,069,097

LONG TERM LIABILITIES
EDA bonds payable – non current	1,845,000	2,065,000
Deferred revenues	3,532,223	125,557
Other long term liabilities	607,939	629,138
Derivative liabilities	17,850,570	17,762,573

Total Long Term Liabilities	23,835,732	20,582,268

TOTAL LIABILITIES	29,200,035	25,651,365

MEZZANINE EQUITY
Convertible preferred shares	58,428,575	35,000,000

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 995,000,000 shares and 690,000,000 shares, respectively. Issued 688,164,807 shares and 631,160,701 shares, respectively. Outstanding 687,164,807 shares and 630,060,701 shares, respectively	688,168	631,162

Additional paid-in-capital	90,284,692	106,926,328

Accumulated deficit	(151,163,756)	(141,981,735)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(60,497,737)	(34,731,086)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$27,130,873	$25,920,279

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED December 31,		NINE MONTHS ENDED December 31,
	2015	2014 (Restated)	2015	2014 (Restated)
REVENUES
Manufacturing Fees	$1,622,052	$1,014,628	$5,851,020	$2,814,599
Licensing Fees	571,824	348,273	1,452,468	961,401
Lab Fee Revenues	—	—	—	5,000

Total Revenues	2,193,876	1,362,901	7,303,488	3,781,000

COSTS OF REVENUES	835,675	699,654	3,447,172	2,109,853

Gross Profit	1,358,201	663,247	3,856,316	1,671,147
OPERATING EXPENSES
Research and Development	3,174,311	2,292,957	10,012,623	9,878,465
General and Administrative	654,839	625,129	1,991,219	1,992,293
Non-cash compensation through issuance of stock options	75,025	89,505	246,495	166,647
Depreciation and Amortization	166,825	212,967	492,625	683,663
Total Operating Expenses	4,071,000	3,220,558	12,742,962	12,721,068

(LOSS) FROM OPERATIONS	(2,712,799)	(2,557,311)	(8,886,646)	(11,049,921)

OTHER INCOME / (EXPENSES)
Interest expense	(68,119)	(66,153)	(204,626)	(214,434)
Change in fair value of derivative liabilities	(9,452,046)	10,040,234	(87,999)	21,161,859
Gain on Sale on Investment	—	—	—	1,670,678
Other Income (Expense)	—	—	(2,750)	3,248

Total Other Income / (Expense)	(9,520,165)	9,974,081	(295,375)	22,621,351
NET INCOME (LOSS)	$(12,232,964)	$7,416,770	$(9,182,021)	$11,571,430

Change in value of convertible preferred share mezzanine equity	(24,785,740)	13,600,000	(23,428,573)	26,423,356

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(37,018,704)	$21,016,770	$(32,610,594)	$37,994,786
NET INCOME (LOSS) PER SHARE
Basic	$(0.05)	$0.03	$(0.05)	$0.07
Diluted	$(0.05)	$(0.01)	$(0.05)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	684,773,829	601,109,708	665,720,299	581,375,865
Diluted	836,535,171	770,605,988	817,481,642	750,872,145

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	COMMON STOCK		Additional Paid-In	TREASURY STOCK		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance at March 31, 2015 (Restated)	631,160,701	$631,162	$106,926,328	100,000	$(306,841)	$(141,981,735)	$(34,731,086)

Net Income (Loss)						(9,182,021)	(9,182,021)

Change in value of convertible preferred mezzanine equity			(23,428,575)				(23,428,575)

Common shares sold pursuant to the Lincoln Park Capital purchase agreement	14,769,809	14,771	3,274,427				3,289,198

Non-cash compensation through the issuance of stock options			246,494				246,494

Common shares issued as commitment shares pursuant to the Lincoln Park Capital purchase agreement	155,592	156	(156)				—

Common shares issued pursuant to the exercise of cash warrants	38,912,036	38,912	2,393,090				2,432,002

Common shares issued pursuant to the exercise of cash Option	112,500	113	23,638				23,751

Common Shares Issued Pursuant to Director Salaries	54,169	54	12,446				12,500

Milestone shares issued pursuant to Epic Strategic Alliance Agreement	3,000,000	3,000	837,000				840,000

Balance at December 31, 2015	688,164,807	$688,168	$90,284,692	100,000	$(306,841)	$(151,163,756)	$(60,497,737)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED DECEMBER 31
	2015	2014 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(9,182,021)	$11,571,430
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	492,625	648,505
Change in fair value of derivative liabilities	87,999	(21,161,859)
Non-cash compensation accrued	586,167	697,666
Non-cash compensation from the issuance of common stock and options	246,494	166,644
Milestone shares issued pursuant to Epic Strategic Alliance Agreement	840,000	—
Non-cash rent expense	(16,488)	29,200
Non-cash lease accretion	1,206	1,136
Gain on Sale of Investment	—	(1,670,678)
Bad debt recovery	(117,095)	—
Changes in Assets and Liabilities
Accounts receivable	816,579	(982,303)
Inventories	(149,611)	(931,126)
Prepaid and other current assets	148,712	48,656
Accounts payable, accrued expenses and other current liabilities	(1,533,080)	346,007
Deferred revenues and Customer deposits	4,406,666	(10,000)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(3,371,847)	(11,246,722)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(1,351,847)	(1,385,227)
Costs incurred for intellectual property assets	(26,158)	(12,815)
Deposits to / (withdrawals from) restricted cash, net	—	(123,912)
Proceeds from Sale of Investment	—	5,000,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,378,005)	3,478,046

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	3,289,198	9,678,329
Proceeds from exercise of cash warrants and options	2,455,753	545,086
Proceeds / (Payments) from draws against credit lines from related parties	135,238	137,131
Payment of bonds Principal	(210,000)	(1,110,000)
Other loan payments	(281,237)	(133,354)
Costs associated with raising capital	—	(16,364)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,388,952	9,100,828

NET CHANGE IN CASH AND CASH EQUIVALENTS	639,100	1,332,152
CASH AND CASH EQUIVALENTS – beginning of period	7,464,180	6,941,777
CASH AND CASH EQUIVALENTS – end of period	$8,103,280	$8,273,929
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$127,912	$142,772
Non-Cash Financing Transactions
Financing of equipment purchases and insurance renewal	$384,699	$642,477
Commitment shares issued to Lincoln Park Capital	$37,067	$786,527
Conversion of Preferred Shares to Common Shares	$—	$2,272,500
Change in maximum redemption value of convertible preferred mezzanine equity	$(23,428,573)	$26,423,356

The accompanying notes are an integral part of the condensed consolidated financial statements

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014 (Restated)

(UNAUDITED)

NOTE 1 -	DEFINITIONS

“Current Balance Sheet Date” means December 31, 2015

“Current Fiscal Year” means the twelve months ended March 31, 2016

“Current Quarter” means the three months ended December 31, 2015

“Current YTD” means the nine months ended December 31, 2015

“EPIC” means Epic Pharma LLC

“FDA” means the U.S. Food and Drug Administration

“Hakim Credit Line Limit” equals $1,000,000

“Hakim Credit Line Balance” equals $718,309

“Hakim Credit Line Interest Due” equals $52,875

“Prior Year Balance Sheet Date” means December 31, 2014

“Prior Fiscal Year” means the twelve months ended March 31, 2015, as restated

“Prior Year Quarter” means the three months ended December 31, 2014, as restated

“SEC” means the Securities and Exchange Commission

NOTE 2 -	BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of March 31, 2015, included in this quarterly report on Form 10-Q is restated to correct errors in accounting that were identified in the Company’s annual report on form 10-K for the year ended March 31, 2015, and the Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2014 and the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2014, included in this quarterly report on Form 10-Q are restated to correct errors in accounting that were identified in the previously filed quarterly report on Form 10-Q for the quarter ended December 31, 2014. Please refer to Note 4 for further details on the specifics and effects of these corrections of accounting error.

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

The Company entered into a sales and distribution licensing agreement with Epic Pharma LLC, dated June 4, 2015 (the “2015 Epic License Agreement”), which has been determined to satisfy the criteria for consideration as a collaborative agreement, and is accounted for accordingly, in accordance with GAAP.

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

Arrangement consideration is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price (the relative selling price method), when fair value can be determined. When applying the relative selling price method, the selling price of each deliverable is determined using vendor-specific objective evidence of selling price, if such exists; otherwise, third-part evidence of selling price. If neither vendor-specific objective evidence nor third-party evidence of selling price exists for a deliverable, the Company uses its best estimate of the selling price for that deliverable when applying the relative selling price method. In deciding whether we can determine vendor-specific objective evidence or third-party evidence of selling price, the Company does not ignore information that is reasonably available without undue cost and effort.

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

The Company disaggregates its product revenues into the type of marketing authorization relating to each product, specifically the following two reportable segments:

1. ANDA’s for generic products; or

2. NDA’s for branded products.

During the three and nine months ended December 31, 2015, the Company recognized $6,720k and $1,954k from the sale of generic products respectively. The Company had no revenues relating to the sale of branded products during the three and nine months ended December 31, 2015.

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

Error in accounting of the June 4, 2015 license agreement with Epic

The Company determined that the accounting treatment for the recognition of revenue relating to a $5 million, non-refundable payment received from Epic pursuant to the licensing agreement dated June 4, 2015 (the “2015 Epic License Agreement”) was incorrect. Specifically, it has been determined that revenue relating to the $5 million, non-refundable payment, which was originally recognized in full during the quarterly period ended June 30, 2015, should instead be recognized, on a straight line basis, over the exclusivity period, currently coinciding with the five year term of the 2015 Epic License Agreement, as this payment is attributed to the exclusive license and other rights granted to Epic in the 2015 Epic License Agreement. The correction of this error affected the financial statements originally filed for the quarterly periods ended June 30, 2015 and September 30, 2015, and Amended Quarterly Reports on form 10-Q/A were filed on December 30, 2015 for each period to reflect the effects of correction of this error in accounting.

The correction of this accounting error has no effect on financial statements relating to the three and nine months ended December 31, 2015, which include the correct accounting for the 2015 Epic License Agreement. As the 2015 Epic License Agreement was executed during the quarter ended June 30, 2015, all prior periods are not affected by the correction of the accounting error relating to this agreement.

Please note that the $5 million payment received from Epic is non-refundable. Recognition of this payment as revenue on its date of receipt or over the exclusivity period (currently coinciding with the five year term of the 2015 Epic License Agreement), does not alter the fact that the Company is not required to return any portion of this $5 million received from Epic, and the Company can, and has, used these funds to advance the Company’s business objectives. Accordingly, management believes that this correction of accounting error has no material effect on the Company’s operations or future prospects.

Accounting for convertible preferred shares prior to the quarter ended September 30, 2015 The Company determined that the accounting for Convertible Preferred Stock (“Mezzanine Preferred”) for periods prior to the quarter ended September 30, 2015 was incorrect. Specifically, it has been determined the Mezzanine Preferred which had originally been classified as derivative liabilities prior to the quarter ended September 30, 2015, should instead be accounted for as quasi equity instruments and recorded as mezzanine equity. In addition, the Mezzanine Preferred which were recorded at fair value each reporting period, with changes recorded in net income (loss), will instead be recorded at the maximum redemption amount each reporting period with changes to this amount being recorded in additional paid in capital. Accordingly, the change in carrying value of the Mezzanine Preferred, which was originally included in the calculation of net income as well as the calculation of net income attributable to common shareholders prior to the quarter ended September 30, 2015, should instead be included only in the calculation of net income attributable to common shareholders. Consequently, correction of this error in accounting has no effect on earnings per share.

The correction of this accounting error has no effect on financial statements relating to the three and nine months ended December 31, 2015, which include the correct accounting for the Mezzanine Preferred.

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

As a result of the aforementioned correction of accounting errors, the relevant financial statements have been restated as follows:

Effects on financials for the quarter ended September 30, 2015

	As of September 30, 2015
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Balance Sheet
Deferred Revenues, Current	$13,333	$1,000,000	[1]	$1,013,333
Deferred Revenues, Long Term	118,890	3,666,667	[1]	3,785,557
Accumulated Deficit	(136,943,114)	(1,987,679)[3]		(138,930,793)
Additional paid-in capital	116,204,254	(2,678,989)[2]		113,525,265

	Three Months Ended September 30, 2015
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Statement of Operations
Licensing Fee	$143,312	$250,000	[1]	$393,312
Net Income (Loss)	(1,931,376)	250,000	[1]	(1,681,376)
Net Income (Loss) attributable to common shareholders	(7,002,782)	250,000	[1]	(6,752,782)
Net Income (Loss) per share
Basic	$(0.01)	—		$(0.01)
Diluted	$(0.00)	—		$(0.00)

	Six Months Ended September 30, 2015
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows
Net Income (Loss)	$6,931,921	$(3,880,978)[3]	$3,050,942
Change in Fair Value of derivative Liabilities	(8,578,358)	(785,689)[2]	(9,364,047)
Change in deferred revenues and customer deposits	(6,667)	4,666,667 [1]	4,660,000
Net cash used in operating activities	(1,588,019)	—	(1,588,019)

Effects on financials for the quarter ended June 30, 2015

	As of June 30, 2015
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Balance Sheet
Deferred Revenues, Current	$13,333	$1,000,000	[1]	$1,013,333
Deferred Revenues, Long Term	122,223	3,916,667	[1]	4,038,890
Derivative Liabilities	39,119,741	(28,571,428)[2]		10,548,312
Convertible preferred shares	—	28,571,428	[2]	28,571,428
Additional paid-in capital	164,323,451	(47,666,669)[2]		116,656,782
Accumulated Deficit	(179,999,418)	42,750,003	[3]	(137,249,415)

	Three Months Ended June 30, 2015
	As Previously Reported	Adjustments	As Restated

Condensed Consolidated Statement of Operations[4]
Licensing Fee	$403,999	$83,333 [1]	$487,332
Product Development Licensing	5,000,000	(5,000,000)[1]	—
Change in Fair Value of derivative Liabilities	13,642,832	(6,428,571)[2]	7,214,261
Net Income (Loss)[4]	16,077,557	(11,345,237)[3]	4,732,320
Change in carrying value of convertible preferred mezzanine equity	—	6,428,5712	6,428,571
Net Income (Loss) attributable to common shareholders[4]	16,077,557	(4,916,666)[1]	11,160,891
Net Income (Loss) per share
Basic	$0.02	—	$0.02
Diluted	$(0.00)	—	$(0.00)

	Three Months Ended June 30, 2015
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Statement of Cash Flows
Net Income (Loss)[4]	$16,077,557	$(11,345,237)[3]		$4,732,320
Change in Fair Value of derivative Liabilities	(13,642,832)	6,428,571	[2]	(7,214,261)
Change in deferred revenues and customer deposits	(3,334)	4,916,667	[1]	4,913,333
Net cash used in operating activities	(1,890,837)	—		(1,890,837)
Change in maximum redemption value of convertible preferred mezzanine equity (non-cash financing transaction)	—	6,428,571	[2]	6,428,571

Effects on financials for the Year Ended March 31, 2015

	As of March 31, 2015
	As Previously Reported	Adjustments		As Restated

Condensed Consolidated Balance Sheet
Derivative Liabilities	$52,762,573	$(35,000,000)[2]		$17,762,573
Convertible preferred shares	—	35,000,000	[2]	35,000,000
Additional paid-in capital	161,0221,568	(54,095,240)[2]		106,926,328
Accumulated Deficit	(196,076,975)	54,095,240	[2]	(141,981,735)

	Year Ended March 31, 2015
	As Previously Reported	Adjustments	As Restated

Condensed Consolidated Statement of Operations
Change in Fair Value of derivative Liabilities	$25,602,370	$(23,709,070)[2]	$1,893,300
Net Income (Loss)[4]	28,929,674	(23,709,070)[2]	5,220,604
Change in carrying value of convertible preferred mezzanine equity	—	23,709,070 [2]	23,707,070
Net Income (Loss) attributable to common shareholders[4]	28,929,674	—	28,929,674
Net Income (Loss) per share
Basic	$0.05	—	$0.05
Diluted	$(0.02)	—	$(0.02)

	Year Ended March 31, 2015
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Statement of Cash Flows
Net Income (Loss)[4]	$28,929,674	$(23,709,070)[2]		$5,220,604
Change in Fair Value of derivative Liabilities	(25,602,370)	23,709,070	[2]	(1,893,300)
Net cash used in operating activities	(15,103,233)	—		(15,103,233)
Change in maximum redemption value of convertible preferred mezzanine equity (non-cash financing transaction)	—	23,709,070	[2]	23,709,070

Effects on financials for the quarter ended December 31, 2014

	As of December 31, 2014
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Balance Sheet
Derivative Liabilities	$32,285,714	$(32,285,714)[2]		$—
Convertible preferred shares	—	32,285,714	[2]	32,285,714
Additional paid-in capital	156,170,459	(51,380,954)[2]		104,789,505
Accumulated Deficit	(187,011,861)	51,380,954	[2]	(135,630,907)

	Three Months Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
Change in Fair Value of derivative Liabilities	$13,600,000	$(13,600,000)[2]	$—
Net Income (Loss)[4]	21,016,770	(13,600,000)[2]	7,416,770
Change in carrying value of convertible preferred mezzanine equity	—	13,600,000 [2]	13,600,000
Net Income (Loss) attributable to common shareholders[4]	21,016,770	—	21,016,770
Net Income (Loss) per share
Basic	$0.03	—	$0.03
Diluted	$(0.00)	—	$(0.00)

	Nine Months Ended December 31, 2014
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Statement of Cash Flows
Net Income (Loss)[4]	$37,994,786	$(26,423,356)[2]		$11,571,430
Change in Fair Value of derivative Liabilities	(26,423,356)	26,423,356	[2]	—
Net cash used in operating activities	(11,246,722)	—		(11,246,722)
Change in maximum redemption value of convertible preferred mezzanine equity (non-cash financing transaction)	—	26,423,356	[2]	26,423,356

Effects on financials for the quarter ended September 30, 2014

	As of September 30, 2014
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Balance Sheet
Derivative Liabilities	$45,885,714	$(45,885,714)[2]		$—
Convertible preferred shares	—	45,885,714	[2]	45,885,714
Additional paid-in capital	152,380,767	(64,980,954)[2]		87,399,813
Accumulated Deficit	(208,028,632)	64,980,954	[2]	143,047,678

	Three Months Ended September 30, 2014
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
Change in fair value of preferred share derivatives	$15,131,571	$(15,131,571)[2]	$—
Net Income (Loss)[4]	21,379,824	(15,131,571)[2]	6,248,253
Change in carrying value of convertible preferred mezzanine equity	—	15,131,571 [2]	15,131,571
Net Income (Loss) attributable to common shareholders[4]	21,379,824	—	21,379,824
Net Income (Loss) per share
Basic	$0.04	—	$0.04
Diluted	$(0.01)	—	$(0.01)

	Six Months Ended September 30, 2014
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Statement of Cash Flows
Net Income (Loss)[4]	$16,978,014	$(12,823,356)[2]		$4,154,658
Change in Fair Value of derivative Liabilities	(12,823,356)	12,823,356	[2]	—
Net cash used in operating activities	(8,641,036)	—		(8,641,036)
Change in maximum redemption value of convertible preferred mezzanine equity (non-cash financing transaction)	—	12,823,356	[2]	12,823,356

Effects on financials for the quarter ended June 30, 2014

	As of June 30, 2014
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Balance Sheet
Derivative Liabilities-Preferred Shares	$63,289,786	$(63,289,786)[2]		$—
Convertible Preferred Shares	—	63,289,786	[2]	63,289,786
Additional paid-in capital	144,697,772	(80,112,526)[2]		64,585,246
Accumulated Deficit	(229,408,456)	80,112,526	[2]	(149,295,930)

	Three Months Ended June 30, 2014
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Statement of Operations
Change in fair value of preferred share derivatives	$(2,308,216)	$2,308,216	[2]	$—
Net Income (Loss)[4]	(4,401,810)	2,308,216	[2]	(2,093,594)
Change in maximum redemption value of convertible preferred mezzanine equity	—	(2,308,216)[2]		(2,308,216)
Net Income (Loss) attributable to common shareholders[4]	(4,401,810)	—		(4,401,810)
Net Income (Loss) per share
Basic	$(0.01)	—		$(0.01)
Diluted	$(0.01)	—		$(0.01)

	Three Months Ended June 30, 2014
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows
Net Income (Loss)[4]	$(4,401,810)	$2,308,216 [2]	$(2,093,594)
Change in Fair Value of derivative Liabilities	2,308,216)	(2,308,216)[2]	—
Net cash used in operating activities	(4,212,663)	—	(4,212,663)
Change in maximum redemption value of convertible preferred mezzanine equity (non-cash financing transaction)	—	(2,308,216)[2]	(2,308,216)

Effects on financials for the year ended March 31, 2014

	As of March 31, 2014
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Balance Sheet
Derivative Liabilities-Preferred Shares	$60,981,570	$(60,981,570)[2]		$—
Convertible Preferred Shares	—	60,981,570	[2]	60,981,570
Additional paid-in capital	143,555,091	(77,804,310)[2]		65,750,781
Accumulated Deficit	(255,006,646)	77,804,310	[2]	177,202,336

	Year Ended March 31, 2014
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Statement of Operations
Change in fair value of preferred share derivatives	$(56,518,425)	$55,314,374	[2]	$(1,204,051)
Net Income (Loss)[4]	(96,575,271)	55,314,374	[2]	(41,260,897)
Change in maximum redemption value of convertible preferred mezzanine equity	—	(55,314,374)[2]		(55,314,374)
Net Income (Loss) attributable to common shareholders[4]	(96,575,271)	—		(96,575,271)
Net Income (Loss) per share
Basic	$(0.21)	—		$(0.21)
Diluted	$(0.21)	—		$(0.21)

	Year Ended March 31, 2014
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows
Net Income (Loss)[4]	$(96,575,271)	$55,314,374 [2]	$(41,260,897)
Change in Fair Value of derivative Liabilities	56,518,425	(55,314,374)[2]	1,204,051
Net cash used in operating activities	(4,216,875)	—	(4,216,875)
Change in maximum redemption value of convertible preferred mezzanine equity (non-cash financing transaction)	—	(55,314,374)[2]	(55,314,374)

1	Adjustments relate solely to correction of errors in accounting for the 2015 Epic License Agreement.

2	Adjustments relate solely to correction of errors in accounting for convertible preferred shares.

3	Adjustments relate to both errors in accounting for the 2015 Epic License Agreement and the accounting for convertible preferred shares.

4	For periods prior to the quarter ended September 30, 2015, as previously reported Net Income (Loss) and Net Income (Loss) Attributable to Common Shareholders, as previously reported, were the same and, accordingly, both amounts were reported on a single line item identified as Net Income (Loss) Attributable to Common Shareholders.

NOTE 5 -	CASH AND CASH EQUIVALENTS

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

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost (first-in, first-out basis) or market (net realizable value), and summarized as follows:

	December 31, 2015	March 31, 2015
Raw Materials	$2,785,015	$2,850,459
Work-in-Process	77,968	58,771
Finished Goods	318,630	122,772
Total Inventory	$3,181,613	$3,032,002

NOTE 7 -	NJEDA BONDS

Bond financing consisting of the following, as of:

	DECEMBER 31, 2015	March 31, 2015
Refinanced NJEDA Bonds	$2,065,000	$2,275,000

Current portion	(220,000)	(210,000)

Long term portion, net of current maturities	$1,845,000	$2,065,000

Maturities of Bonds for the next five years are as follows:

YEAR ENDING DECEMBER 31,	AMOUNT
2016	$220,000
2017	85,000
2018	90,000
2019	95,000
2020	105,000
Thereafter	1,470,000
$2,065,000

NOTE 8 -	INTANGIBLE ASSETS

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

As of December 31, 2015 and March 31, 2015, the following costs were recorded as intangible assets on the Company’s balance sheet:

	December 31,	March 31,
	2015	2015
Intangible assets at beginning of fiscal year
Patent application costs	$334,457	$302,602
ANDA acquisitions	6,047,317	6,047,317
Less: Accumulated Amortization	—	—
Net Intangible Assets at beginning of fiscal year	$6,381,774	$6,349,919

Intangible asset costs capitalized during the fiscal year
Patent application costs	$26,158	$31,855
ANDA acquisition costs	—	—
Total cost of intangible assets capitalized	$26,158	$31,855

Intangible assets at end of fiscal period
Patent application costs	$360,615	$334,457
ANDA acquisitions	6,047,317	6,047,317
Less: Accumulated Amortization	—	—
Net Intangible Assets	$6,407,932	$6,381,774

NOTE 9 -	PROPERTY AND EQUIPMENTS

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

As of December 31, 2015 and March 31, 2015, the following costs were recorded as Property and Equipment on the Company’s balance sheet:

	December 31,	March 31,
	2015	2015
Computer Equipment	$155,462	$132,897
Office Furniture and Equipment	126,458	126,458
Vehicles	66,855	66,855
Lab Equipment	1,293,077	1,244,915
Manufacturing Equipment	6,889,655	6,348,121
Land	300,000	300,000
Building Improvements	5,380,958	4,256,692
Total	14,212,465	$12,475,938

Less: Accumulated depreciation and amortization	6,556,108	6,074,136
Property and equipment, net	$7,656,357	$6,401,802

Depreciation Expense for nine months ended on December 31, 2015 and 2014 was $492,625 and $683,663 respectively.

Fixed assets with a cost of $2.17 million have not yet been placed in service as of the Current Balance Sheet Date.

NOTE 10	- LOANS PAYABLE

During the ordinary course of business, the Company has secured loans to support the collateralized financing of fixed asset acquisitions, or the renewal of insurance policies. During the nine months ended December 31, 2015, the Company has secured such loans with initial principal amounts totaling $385k and with payment terms ranging from 9 months to 60 months.

Loans Payable consisted of the following as of:

	December 31, 2015	March 31, 2015
Total loans	$928,967	$825,503
Current Portion	374,546	265,165
Long-term portion, net of current maturities	$540,421	$560,338

Principal payments on loans for 12 months ending December 31:

2016	$374,546
2017	223,976
2018	157,117
2019	135,169
2020	38,159
Thereafter	—
Total Principal Payments	$928,967

NOTE 11	- WARRANT DERIVATIVE LIABILITIES

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

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

FAIR VALUE OF WARRANT DERIVATIVE LIABILITY
	December 31, 2015	March 31, 2015
Risk-Free interest rate	0.08% - 0.61%	0.05% - 0.89%
Expected volatility	65% - 97%	93% - 113%
Expected life (in years)	0.0 – 2.3	1.2 – 3.1
Expected dividend yield	—	—
Number of warrants	50,957,998	89,870,034
Fair Value of Warrant Derivative Liability	$17,850,570	$17,762,573

CHANGE IN VALUE OF WARRANT DERIVATIVE LIABILITY
	Three months ended December 31		Nine months ended December 31
	2015	2014	2015	2014
Change in Warrant Derivative Liability	$(9,452,046)	$10,040,234	$(87,999)	$21,161,859

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

Changes in carrying value are also subtracted from net income (loss), (in a manner similar to the treatment of dividends paid on preferred stock), in arriving at net income (loss) available to common stockholders used in the calculation of earnings per share.

CONVERTIBLE PREFERRED MEZZANINE EQUITY
	December 31, 2015	March 31, 2015
Shares authorized	500	500
Shares outstanding	100	100
Par value	$0.01	$0.01
Stated value	$100,000	$100,000
Conversion price	$0.07	$0.07
Common shares to be issued upon redemption	142,857,143	142,857,143
Closing price on valuation date	$0.409	$0.2450

Carrying value of convertible preferred mezzanine equity	$58,428,575	$35,000,000

	(Increase)/Decrease in Value of Convertible Preferred Stock
	Three Months Ended Dec 31,		Nine Months Ended Dec 31,
	2015	2014	2015	2014
Series I Preferred	$(24,785,740)	$13,600,000	$(23,428,573)	$26,423,356

NOTE 13 -	OPERATING LEASES

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

Future minimum lease payment for the initial term for the leasing of 35,000 square feet at 135 Ludlow are as follows:

12 Months Ending December 31,	Amount
2016	$206,892

Total future minimum lease payment	$206,892

* Minimum lease payments are exclusive of additional expenses related to certain expenses incurred in the operation and maintenance of the premises, including, without limitation, real estate taxes and common area charges which may be due under the terms and conditions of the lease, but which are not quantifiable at the time of filing of this quarterly report on Form 10-Q.

Rent expense relating to the operating lease is recorded using the straight line method, and is summarized as follows:

RENT EXPENSE
	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Rent Expense	$45,214	$45,214	$90,427	$108,216

Change in deferred rent liability	$(5,496)	$24,010	$(16,486)	$44,604

DEFERRED RENT LIABILITY (LONG-TERM LIABILITY)
	June 30 2015	September 30 2015	December 31 2015
Balance of Deferred Rent Liability	$37,027	$31,533	$26,038

NOTE 14 -	COMMON STOCK

During the Current YTD, the Company issued shares of Common Stock, as follows:

Description	Shares Of Common Stock

Common shares sold pursuant to the LPC-40 Purchase Agreement	14,769,809

Common shares issued as commitment shares pursuant to the LPC-40 Purchase Agreement	155,592

Common shares issued pursuant to the exercise of cash warrants	38,912,036

Common shares issued pursuant to the exercise of cash options	112,500

Common Shares issued in payment of employee salaries	54,169

Milestone shares issued pursuant to Epic Strategic Alliance Agreement	3,000,000

Total Common Shares issued during the Current YTD	57,004,106

Common shares issued pursuant to the strategic alliance agreement with Epic Investments LLC.

A total of 3 million shares of Common Stock were issued to Epic Investments LLC, a related party, pursuant to the Strategic Alliance Agreement dated March 18, 2009, as amended on April 30, 2009, June 1, 2009, and July 28, 2009 (the “Epic Strategic Alliance”), upon Epic’s October 27, 2015 notification to the Company of the FDA’s approval of the ANDA filed by Epic for immediate release oxycodone tablets.

Options

Options issued and outstanding as of the Current Balance Sheet Date are summarized as follows:

	Number of Options	Range of Exercise Prices
Vested Options	4,743,000	$0.07 to $2.50
Non-Vested Options	2,566,667	$0.07 to $0.46

Each option represents the right to purchase one share of common stock. The non-vested options are scheduled to vest in various increments during dates that are within the period beginning on April 10, 2016 and through October 20, 2017, or upon the occurrence of certain defined events and require that employees awarded such options be employed by the Company on the vesting date.

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

The calculation of Basic EPS and Diluted EPS is summarized as follows:

	For the Three Months Ended December 31		For the Nine Months Ended December 31
	2015	2014	2015	2014
Numerator
Net Income (loss) attributable to common shareholders – Basic	$(37,018,704)	$21,016,770	$(32,610,594)	$37,994,786

Effect of dilutive instruments on Net Income	0	(23,640,234)	0	(47,585,215)

Net Income (loss) attributable to common shareholders - Diluted	$(37,018,704)	$(2,623,464)	$(32,610,594)	$(9,590,429)

Denominator
Weighted-average shares of common stock outstanding - basic	684,773,829	601,109,708	665,720,299	581,375,865

Dilutive effect of stock options, warrants and convertible securities	0	169,496,280	0	169,496,280

Weighted average shares of common stock outstanding - diluted	684,773,829	770,605,988	665,720,299	750,872,145

Net (loss) income per share
Basic	$(0.05)	$0.03	$(0.05)	$0.07
Diluted	$(0.05)	$(0.01)	$(0.05)	$(0.01)

NOTE 16 -	COLLABORATIVE AGREEMENT WITH EPIC PHARMA LLC

On June 4, 2015, the Company entered into the 2015 Epic License Agreement, which provides for the exclusive right to product development sales and distribution by Epic Pharma LLC (“Epic”) of ELI-200, an abuse deterrent opioid which employs the Company’s proprietary pharmacological abuse-deterrent technology. Epic will be responsible for payment of product development costs, sales and marketing of ELI-200, and Elite will be responsible for the manufacture of the product. Under the 2015 Epic License Agreement, Epic will pay Elite non-refundable payments totaling $15 million, with such amount representing the cost of an exclusive license to ELI-200, the cost of developing the product and certain filings and a royalty based on net product sales. The initial term of the exclusive right to product development sales and distribution is five years (“Epic Exclusivity Period”); the license is renewable upon mutual agreement at the end of the initial term.

During the three months ended June 30, 2015, Elite received non-refundable payments totaling $5 million from Epic for the exclusive right to product development sales and distribution of ELI-200 pursuant to the 2015 Epic License Agreement, under which it agreed to not permit marketing or selling of ELI-200 within the United States of America to any other party. Such exclusive rights are considered a deliverable element of the 2015 Epic License Agreement pursuant to ASC 605-25, Revenue Recognition – Multiple Element Arrangements. These nonrefundable payments represent consideration for certain exclusive rights to ELI-200 and will be recognized ratably over the Epic Exclusivity Period.

Additional payments under the 2015 Epic License Agreement will be recognized as the defined elements are completed and collectability is reasonably assured.

NOTE 17 -	RELATED PARTY TRANSACTION AGREEMENTS

The Company has entered into two agreements with Epic which constitute agreements with a related party due to the management of Epic including a member on our Board of Directors.

On June 4, 2015, the Company entered into the 2015 Epic License Agreement (please see Note 16 above)

The 2015 Epic License Agreement includes milestone payments totaling $10 million upon the filing with and approval of a New Drug Application (“NDA”) with the FDA. The Company has determined these milestones to be substantive, with such assessment being made at the inception of the 2015 Epic License Agreement, and based on the following:

•	The Company’s performance is required to achieve each milestone; and
•	The milestones will relate to past performance, when achieved; and
•	The milestones are reasonable relative to all of the deliverables and payment terms within the 2015 Epic License Agreement.

After marketing authorization is received from the FDA, Elite will receive a license fee which is based on profits achieved from the commercial sales of ELI-200. On January 14, 2016, the Company filed an NDA with the FDA for ELI-200, thereby earning a $2.5 million milestone pursuant to the 2015 Epic License Agreement. As of the date of filing of this quarterly report on Form 10-Q, the Company has not received payment of this amount from Epic. There can be no assurances of the Company receiving marketing authorization for ELI-200, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it most likely will materially and adversely affect our financial condition.

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

Both the 2015 Epic License Agreement and the Epic Generic Agreement contain license fees that will be earned and payable to the Company, after the FDA has issued marketing authorization(s) for the related product(s). License fees are based on commercial sales of the products achieved by Epic and calculated as a percentage of net sales dollars realized from such commercial sales. Net sales dollars consist of gross invoiced sales less those costs and deductions directly attributable to each invoiced sale, including, without limitation, cost of goods sold, cash discounts, Medicaid rebates, state program rebates, price adjustments, returns, short date adjustments, charge backs, promotions and marketing costs. The rate applied to the net sales dollars to determine license fees due to the Company is equal to an amount negotiated and agreed to by the parties to each agreement, with the following significant factors, inputs, assumptions and methods, without limitation, being considered by either or both parties:

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

Revenue Concentrations

Three customers accounted for approximately 90% of the Company’s revenues for the nine months ended December 31, 2015. Included in these are three customers that accounted for approximately 49%, 34% and 11% of revenues each, respectively.

Three customers accounted for more than 90% of the Company’s revenues for the nine months ended December 31, 2014. Included in these are three customers that accounted for approximately 44%, 27% and 16% of revenues each, respectively.

Accounts Receivable Concentrations

Three customers accounted for more than 90% of the Company’s accounts receivable as of December 31, 2015. Included in these are two customers that accounted for approximately 49%, 29% and 12% of accounts receivable, respectively.

Four customers accounted for more than 90% of the Company’s accounts receivable as of December 31, 2014. Included in these are three customers that accounting for approximately 38%, 23%, 21% and 16% of accounts receivable, respectively.

Purchasing Concentrations

Five suppliers accounted for more than 80% of the Company’s purchases of raw materials for the nine months ended December 31, 2015. Included in these five suppliers are three suppliers that accounted for approximately 34%, 25 and 11% of raw material purchases for the period, respectively.

Five suppliers accounted for more than 80% of the Company’s purchases of raw materials for the nine months ended December 31, 2014. Included in these five suppliers are three suppliers that accounted for approximately 34%, 14% and 13% of raw material purchases for this period, respectively.

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

GAAP requires that a contingency loss may only be recognized if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. There were no liabilities of this type at December 31, 2015.

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

During the nine months ended December 31, 2015, a total of 14,769,809 shares of Common Stock were sold to Lincoln Park pursuant to the Purchase Agreement, with the proceeds of such sales of Common Stock totaling $3,289,198. An additional 155,592 shares of Common Stock were issued to Lincoln Park during this same period with such shares constituting additional commitment shares issued pursuant to the Purchase Agreement.

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

NOTE 23 -	STRATEGIC ALLIANCE PRODUCT APPROVAL

On October 27, 2015, the Company received notification from Epic of the approval by the FDA of Epic’s abbreviated new drug application (ANDA) for immediate release Oxycodone tablets USP 5mg, 10mg, 15mg and 30mg. This product was an Identified IR Product, which was developed at the Northvale Facility pursuant to the Epic Strategic Alliance. As required by the Epic Strategic Alliance, the Company issued to Epic of 3 million shares of Common Stock upon the Company’s receipt of a written Notice of Approval evidencing the FDA’s approval of the ANDA filed.

In accordance with ASC 505-50 (Equity Based Payments to Non-Employess) the Company recorded a research and development expense of $840k, which was determined by the fair value of the Common Stock on the date of the performance by Epic of its commitment to notify the Company of the FDA’s approval of the product.

NOTE 24 -	SUBSEQUENT EVENTS

Sale of New Jersey State Net Operating Losses

In January 2016, Elite Laboratories Inc., a wholly owned subsidiary of Elite Pharmaceuticals Inc. received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $444,746 relating to NJ net operating losses and net tax benefits of $125,363 relating to R&D tax credits. The Company sold the net tax benefits approved for sale at a transfer price equal to ninety cents for every benefit dollar. The proceeds of such sales, totaling $524,500 were received by the Company during January 2016.

Nasrat Hakim named Chairman of the Board of Directors and employment agreement amended

On January 13, the Company announced the resignation of Mr. Jerry Treppel as the Company’s Chairman and as a member of the Board of Directors, and the appointment of Mr. Nasrat Hakim as Chairman of the Board of Directors. Mr. Hakim is now the Company’s Chief Executive Officer and Chairman of the Board of Directors.

On January 21, 2016, the Board of Directors amended the August 1, 2013 employment agreement between the Company and Mr. Hakim (the “Hakim Employment Agreement”). Pursuant to the amendment, effective January 1, 2016 and during the term of the Hakim Employment Agreement, Mr. Hakim’s base annual salary will be $500,000, plus an annual bonus equal to 100% of his base salary. The base salary is payable in shares of Elite Common Stock, with the annual bonus payable in accordance with Elite’s regular payroll practices.

FDA approves waiver of NDA filing fee

On January 13, 2016, the Company announced that the United States Food and Drug Administration (“FDA”) has granted the Company a waiver of the application fee required for the filing of a New Drug Application (“NDA”). Under section 736(d)(1)(E) of the Federal Food, Drug and Cosmetic Act, the FDA may grant a waiver of the $2,335,200 NDA application fee for the first human drug application that a small business submits for review.

Filing of New Drug Application for ELI-200

On January 14, 2016, the Company submitted a 505(b)(2) New Drug Application for its lead opioid abuse-deterrent candidate, ELI-200, immediate-release Oxycodone Hydrochloride 5mg, 10mg, 15mg, 20mg and 30mg capsules with sequestered Naltrexone Hydrochloride, for the treatment of moderate to severe pain with the United States Food and Drug Administration. FDA notification regarding acceptance of the submission for review is expected to take 6 to 12 weeks from submission.

Common Stock sold pursuant to the LPC-40 Purchase Agreement

Subsequent to the Current Balance Sheet Date and up to February 5, 2016 (the latest practicable date), a total of 1,045,285 shares of Common Stock were sold pursuant to the LPC-40 Purchase Agreement, inclusive of purchase and commitment shares, with proceeds received from such transactions totaling $333,286.

Common Stock issued pursuant to the exercise of cash warrants

Subsequent to the Current Balance Sheet Date and up to February 5, 2016 (the latest practicable date), a total of 4,955,265 shares of Common Stock were issued pursuant to the exercise of cash warrants. Proceeds received from these transactions totaled $309,704.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2015

COMPARED TO THE

THREE AND NINE MONTHS ENDED DECEMBER 31, 2014 (RESTATED)

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

Licensing, Manufacturing and Development Agreements

Sales and Distribution Licensing Agreement with Epic for Abuse-Deterrent ELI-200

On June 4, 2015, Elite Pharmaceuticals Inc. and its wholly-owned subsidiary Elite Laboratories, Inc. (collectively, “Elite”) executed an exclusive License Agreement (the “2015 Epic License Agreement”) with Epic Pharma LLC. (“Epic”), to market and sell in the United States, ELI-200, an immediate release oxycodone with sequestered naltrexone capsule, owned by Elite. Epic will have the exclusive right to market ELI-200 and its various dosage forms as listed in Schedule A of the Agreement (the “Products”). Epic is responsible for all regulatory and pharmacovigilance matters related to the products. Pursuant to the 2015 Epic License Agreement, Epic will pay Elite non-refundable payments totaling $15 million, with such amount representing the cost of an exclusive license to ELI-200, the cost of developing the product, the filing of a New Drug Application (“NDA”) with the U.S. Food and Drug Administration(“FDA”) and the receipt of the approval letter for the NDA from the FDA. On January 14, 2016, Elite filed an NDA with the FDA for ELI-200, thereby earning a $2.5 million milestone pursuant to the 2015 Epic License Agreement. As of the date of filing of this quarterly report on Form 10-Q, the Company has not received payment of this amount from Epic. In addition, Elite will receive a license fee computed as a percentage of net sales of the Products as defined in the Agreement. Elite will manufacture the product for sale by Epic on a cost plus basis and both parties agree to execute a separate Manufacturing and Supply Agreement. The license fee is payable quarterly for the term of the Agreement. The term of the License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Elite can terminate the Agreement on 90 days’ written notice in the Event that Epic does not pay to Elite certain minimum annual license fees over the initial five year term of the Agreement. Either party may terminate this Agreement upon a material breach and failure to cure that breach by the other party within a specified period.

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

We filed an NDA for the first product to utilize our abuse deterrent technology, ELI-200, on January 14, 2016. The Company believes that, when this application is accepted by the FDA and subject to the risks described below, it will be granted expedited review by the FDA, and accordingly believes that any such approval could be received during the fiscal year ended March 31, 2017.

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

Research and development costs were $9.9 million for the nine months ended December 31, 2015 and $14.8 million and $4.0 million for the fiscal years ended March 31, 2015 and 2014, respectively, with such costs relating almost entirely to the development of ELI-200, the first product developed by Elite that incorporates the technology.

On June 4, 2015, the Company entered into a sales and distribution licensing agreement which included a payment of $5 million to Elite for prior research and development activities, with such representing the first material net cash inflows being generated by ELI-200. The agreement also includes an additional $10 million to be paid upon the filing with and approval by the FDA of the NDA, and license fees based on the commercial sales achieved by ELI-200, once marketing authorization has been granted by the FDA. On January 14, 2016, the Company filed an NDA with the FDA for ELI-200, thereby earning a $2.5 million milestone. Please note, as further detailed below, there can be no assurances of the Company filing an NDA and receiving marketing authorization for ELI-200, and accordingly, there can be no assurances that the Company will earn and receive the additional $10 million or future license fees. If the Company does not receive these payments or fees, it most likely will materially adversely affect our financial condition.

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

Results of Consolidated Operations

The following discussion reflects certain restated numbers in the comparable periods for the fiscal year ended March 31, 2015. Please see Note 4 to the unaudited financial statements included herein.

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Our revenues for the three months ended December 31, 2015 were $2,194k, an increase of $831k or approximately 61% over revenues for the comparable period of the prior year, and consisted of $1,622k in manufacturing fees and $572k in licensing fees. Revenues for the three months ended December 31, 2014, consisted of $1,015k in manufacturing fees and $348k in licensing fees.

Manufacturing fees Increased by $607k, or approximately 60%, mostly due to the continued growth of the Company’s generic product lines.

Licensing fees increased by $224k, or approximately 64%, due to license fees earned pursuant to the 2015 Epic License Agreement being attributable to the current year operations and not the prior year.

Research and development costs for the three months ended December 31, 2015 were $3,174k, an increase of $881k or approximately 38% from $2,293k of such costs for the comparable period of the prior year. The increase was due to the timing of ongoing clinical trials related to the development of Elite’s abuse deterrent opioid products and equity based payments totaling $840k made pursuant to the Epic Strategic Alliance in relation to the FDA’s approval of immediate release oxycodone tablets, a product included in the Epic Strategic Alliance.

General and administrative expenses for the three months ended December 31, 2015, were $655k, an increase of $30k, or approximately 5% from $625k of general and administrative expenses for the comparable period of the prior year. The increase was primarily due to increases in the general cost of operation. Please note that these higher levels of overhead costs are expected to continue.

Depreciation and amortization for the three months ended December 31, 2015 was $167k, a decrease of $46k, or approximately 22%, from $213k for the comparable period of the prior year. The decrease was primarily due to a decrease in the overall basis of depreciable assets resulting from the expiry of the economic life of equipment since June 2014. The expansion and upgrade of the Northvale Facility, which has required significant investments in property, plant and equipment, has not yet been placed in service. Accordingly, depreciation expenses relating to these investments have not yet been recorded. When commissioned, the investments relating to the expansion of the Northvale Facility will result in increased depreciation expense.

Non-cash compensation through the issuance of stock options and warrants for the three months ended December 31, 2015 was $75k, a decrease of $15k, or approximately 16% from $90k for the comparable period of the prior year. The decrease is due to the issuance of employee stock options subsequent to the quarter ended June 30, 2014.

As a result of the foregoing, our loss from operations for the three months ended December 31, 2015 was $2,713k, compared to a loss from operations of $2,557k for the three months ended December 31, 2014.

Other income/expenses for the three months ended December 31, 2015 was net other expenses of $9,520k, an increase in other expenses of $19,494k from the net other income of $9,974k for the comparable period of the prior year. The increase in other expenses was due to derivative expenses relating to changes in the fair value of our derivative liabilities during the three months ended December 31, 2015 $9,452k, as compared to a derivative income of $10,040k for the comparable period of the prior year. Please note that derivative income/(expenses) are determined in large part by the change in fair value of the warrants outstanding.

As a result of the foregoing, our net loss for the three months ended December 31, 2015 was $12,233k, compared to a net income of $7,417k for the comparable period of the prior year.

Changes in maximum redemption value in our convertible preferred mezzanine equity, which is included in the calculation of net income (loss) attributable to common shareholders resulted in net loss being increased by $24,786k for the three months ended December 31, 2015, as compared to an increase in net income of $13,600k for the comparable period of the prior year. Accordingly, net income (loss) attributable to common shareholders for the three months ended December 31, 2015 was a net loss of $(37,109)k, compared to a net income of $21,017 for the comparable period of the prior year. Please note that the change in maximum redemption value of convertible preferred mezzanine equity is significantly influenced by the trading price of our Common Stock, with a strong, inverse correlation existing between the price of our Common Stock and additions/reductions in net income to determine net income attributable to common shareholders.

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014

Our revenues for the nine months ended December 31, 2015 were $7,303k, an increase of $3,522k or approximately 93% over revenues for the comparable period of the prior year, and consisted of $5,851k in manufacturing fees and $1,452k in licensing fees. Revenues for the nine months ended December 31, 2014, consisted of $2,815k in manufacturing fees, $961k in licensing fees and $5k in lab fees.

Manufacturing fees Increased by $3,036k, or approximately 108%, mostly due to the continued growth of the Company’s generic product lines.

Licensing fees increased by $491k, or approximately 51%, with this increase being due to increased profit splits earned from product sales relating to the TAGI and Epic licensing agreements.

Research and development costs for the nine months ended December 31, 2015 were $10,013k, an increase of $134 or approximately 1% from $9,878k of such costs for the comparable period of the prior year. The increase was due to the timing of ongoing clinical trials related to the development of Elite’s abuse deterrent opioid products and equity based payments totaling $840k made pursuant to the Epic Strategic Alliance in relation to the FDA’s approval of immediate release oxycodone tablets, a product included in the Epic Strategic Alliance.

General and administrative expenses for the nine months ended December 31, 2015, were $1,991k, approximately the same as the $1,992k in general and administrative expenses for the comparable period of the prior year.

Depreciation and amortization for the nine months ended December 31, 2015 was $493k, a decrease of $191k, or approximately 28%, from $684k for the comparable period of the prior year. The decrease was primarily due to a decrease in the overall basis of depreciable assets resulting from the expiry of the economic life of equipment since June 2014. The expansion and upgrade of the Northvale Facility, which has required significant investments in property, plant and equipment, has not yet been placed in service. Accordingly, depreciation expenses relating to these investments have not yet been recorded. When commissioned, the investments relating to the expansion of the Northvale Facility will result in increased depreciation expense.

Non-cash compensation through the issuance of stock options and warrants for the nine months ended December 31, 2015 was $247k, an increase of $80k, or approximately 48% from $167k for the comparable period of the prior year. The increase is due to the issuance of employee stock options subsequent to the three months ended June 30, 2014.

As a result of the foregoing, our loss from operations for the nine months ended December 31, 2015 was $8,887k, compared to a loss from operations of $11,050k for the nine months ended December 31, 2014.

Other income/expenses for the nine months ended December, 2015 was net other expenses of $295k, an increase in other expenses of $22,916k from the net other income of $22,621k for the comparable period of the prior year. The increase in other expenses was due to derivative expenses relating to changes in the fair value of derivative liabilities during the nine months ended December 31, 2015 totaling an expense of $88k, as compared to a derivative income of $21,162k and the gain on sale of investment totaling $1,671k for the comparable period of the prior year. Please note that derivative income/(expenses) are determined in large part by the change in fair value of the warrants outstanding.

As a result of the foregoing, our net loss for the nine months ended December 31, 2015 was $9,182k, compared to a net income of $11,571k for the comparable period of the prior year.

Changes in maximum redemption value in our convertible preferred mezzanine equity, which is included in the calculation of net income (loss) attributable to common shareholders resulted in net loss being increased by $(23,429)k for the nine months ended December 31, 2015, as compared to an increase in net income of $26,423k for the comparable period of the prior year. Accordingly, net income (loss) attributable to common shareholders for the nine months ended December 31, 2015 was net loss of $(31,611)k, compared to net income of $37,995 for the comparable period of the prior year.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities), decreased to a surplus of $7.1 million as of December 31, 2015 from a working capital surplus of $7.3 million as of March 31, 2015, primarily due to net positive cash flows of $0.6 million being offset by $1.0 million in deferred revenues related to the 2015 Epic License Agreement being included in current liabilities as of December 31, 2015 and not March 31, 2015.

Net cash used in operations was $3.4 million for the nine months ended December 31, 2015, primarily due to our net loss from continuing operations of $9.1 million, offset by non-cash credits totaling $2.1 million, which included, without limitation, depreciation and amortization charges of $0.49 million, net loss debit from the change in fair value of derivative liabilities of $0.09 million. In addition, net cash provided by operations was effected by changes in the balances of assets and liabilities, including, without limitation, decrease in account receivables and prepaid expenses totaling $0.97 million, and an increase in deferred revenues of $4.41 million, each of which result in a net increase in cash, offset by increases in inventories of $0.15 million and decreases in accounts payables and other current liabilities of $1.5 million, each of which result in a net decrease in cash.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

As of December 31, 2015, the Company had cash on hand of $8.1 million and a working capital surplus of $7.1 million. The Company believes that such resources, combined with the Company’s access to the remaining $23.3 million available pursuant to the $40 million equity line with Lincoln Park, and approximately $0.3 million available under the Hakim Credit Line are sufficient to fund operations through the current operating cycle. For the nine months ended December 31, 2015, we had losses from operations totaling $8.9 million, net other expenses totaling $0.3 million and a net loss of $9.2 million. Please note that the Company’s other income/expenses are significantly influenced by the change in fair value of the warrants outstanding.

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

Upon execution of the Purchase Agreement, we have issued 1,928,641 shares of our common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of our common stock under that agreement and we are obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of our common stock is purchased by Lincoln Park. Through February 5, 2016, we have sold to Lincoln Park an aggregate of 64.0 million shares under the Purchase Agreement for aggregate gross proceeds of approximately $17.2 million. In addition, we have issued an additional 0.8 million Commitment Shares.

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

Hakim $1,000,000 Bridge Revolving Credit Line

On October 15, 2013 (the “Hakim Credit Line Effective Date”), and as amended on January 28, 2015, we entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Nasrat Hakim, our President and CEO. Under the terms of the Hakim Loan Agreement, we have the right, in our sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. Mr. Hakim provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount will be evidenced by a promissory note which shall mature on March 31, 2016, at which time the entire unpaid principal balance plus accrued interest thereon shall be due and payable in full. We may prepay any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on January 1, April 1, July 1 and October 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Loan Agreement, we may borrow, repay, and reborrow under the Hakim Credit Line through maturity. Amounts borrowed under the Hakim Credit Line will bear interest at the rate of ten percent (10%) per annum. As of December 31, 2015, the principal balance owed under the Credit Line was $718,301 with an additional $52,875 in accrued interest being also owed, in accordance with the terms and conditions of the Credit Line. On January 28, 2015, The Development and License Agreement dated August 27, 2010 and between the Company and Mikah Pharma LLC (the “Mikah Development Agreement”) was terminated. Pursuant to the Mikah Development Agreement, Mikah Pharma LLC (“Mikah”) made advance consideration payments to the Company totaling $200,000 in exchange for product development services to be provided at a future date. Subsequent to the execution of the Mikah Development Agreement, and before any development milestones were achieved, the sole owner of Mikah, Mr. Nasrat Hakim, became the President and Chief Executive Officer of the Company. Mikah has accordingly ceased operating and is in the process of winding down and liquidating its assets. Any further development of the product related to this agreement will belong to the Company, although there can be no assurances that such development will occur or be successful. The Mikah Development Agreement requires that the consideration paid in advance to the Company be refunded in the event of no milestones being achieved. Mr. Hakim, as owner of Mikah, has directed that the $200,000 refund due to Mikah not be paid currently, but rather be added to the amounts due under the Hakim Credit Line.

NJEDA Bonds

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of December 31, 2015, all of the proceeds were utilized by the Company for such stated purposes.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $10,634 for the nine months ended December 31, 2015.

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

The Company has classified the principal amounts with a maturity of not more than twelve months from December 31, 2015, totaling $220,000, as current liabilities. Principal amounts with maturities in excess of twelve months from December 31, 2016, totaling $1,845,000 have been recorded as non-current liabilities.

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

Interest rate risk

As of December 31, 2015, our principal debt obligations included EDA bonds payable with a total principal balance of $2.065 million, loans payable with principal balances totaling $0.929 million, and principal balances owed pursuant to related party lines of credit totaling $0.718 million. Interest rates for all such indebtedness are fixed and accordingly there is no significant interest rate sensitivity related to these liabilities.

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

Other than discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended December 31, 2015, we issued 37,306,248 shares of Common Stock that were unregistered, consisting of 39,024,536 shares being issued pursuant to the exercise of cash warrants and options, with proceeds received totaling $2,455,753 and 54,169 shares being issued in payment of salaries as per related employment agreements, with such salaries paid totaling $12,500. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

During the nine months ended December 31, 2015, we issued a total of 3 million shares of Common Stock that were unregistered, pursuant to the Epic Strategic Alliance (see Note 14 to the financial statements included herein).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information

None.

Item 6.  Exhibits

The exhibits listed in the index below are filed as part of this report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

3.1(p)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(q)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Product Development and Commercialization Agreement, dated as of June 21, 2005, between the Company and IntelliPharmaceutics, Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated June 21, 2005 and originally filed with the SEC on June 27, 2005, as amended on the Current Report on Form 8-K/A filed September 7, 2005, as further amended by the Current Report on Form 8-K/A filed December 7, 2005 (Confidential Treatment granted with respect to portions of the Agreement).

10.5	Agreement, dated December 12, 2005, by and among the Company, Elite Labs, and IntelliPharmaCeutics Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated December 12, 2005, and originally filed with the SEC on December 16, 2005, as amended by the Current Report on Form 8-K/A filed March 7, 2006 (Confidential Treatment granted with respect to portions of the Agreement).

10.6	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.10	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.11	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.12	Form of Registration Rights Agreement, between the Registrant and signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.13	Form of Placement Agent Agreement, between the Registrant and Indigo Securities, LLC, incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated March 15, 2006, and filed with the SEC on March 16, 2006.

10.14	Financial Advisory Agreement between the Registrant and Indigo Ventures LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K dated July 12, 2006 and filed with the SEC on July 18, 2006.

10.15	Product Collaboration Agreement between the Registrant and ThePharmaNetwork LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated November 10, 2006 and filed with the SEC on November 15, 2006. (Confidential Treatment granted with respect to portions of the Agreement).

10.16	Strategic Alliance Agreement among the Registrant, VGS Pharma (“VGS”) and Veerappan S. Subramanian (“VS”), incorporated by reference as Exhibit 10(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.17	Advisory Agreement, between the Registrant and VS, incorporated by reference as Exhibit 10(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.18	Registration Rights Agreement between the Registrant, VGS and VS, incorporated by reference as Exhibit 10(c) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.19	Employment Agreement between Novel Laboratories Inc. (“Novel”) and VS, incorporated by reference as Exhibit 10(d) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.20	Stockholders’ Agreement between Registrant, VGS, VS and Novel, incorporated by reference as Exhibit 10(e) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.21	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.22	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.23	Form of Placement Agent Agreement, between the Company and Oppenheimer & Company, Inc., incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.24	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.25	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.26	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.27	Form of Securities Purchase Agreement, between the Company and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.28	Form of Placement Agent Agreement, between the Company, ROTH Capital Partners, LLC and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.29	Separation Agreement and General Release of Claims, dated as of October 20, 2008, by and between the Company and Stuart Apfel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.30	Consulting Agreement, dated as of October 20, 2008, by and between the Company and Parallex Clinical Research, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.31	Separation Agreement and General Release of Claims, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.32	Consulting Agreement, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.33	Separation Agreement and General Release of Claims, dated as of November 5, 2008, by and between the Company and Bernard J. Berk, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 6, 2008 and filed with the SEC on November 6, 2008.

10.34	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.35	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.36	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.37	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.38	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.39	Employment Agreement, dated as of November 13, 2009, by and between the Company and Chris Dick, , incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.40	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.41	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.42	Stipulation of Settlement and Release, dated as of June 25, 2010, by and among the Company, Midsummer Investment, Ltd., Bushido Capital Master Fund, LP, BCMF Trustees, LLC, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.43	Amendment Agreement, dated as of June 25, 2010, by and among the Company, and the investors signatory thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.44	Amendment Agreement, dated as of June 2010, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.45	Asset Purchase Agreement dated as of May 18, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010.

10.46	Asset Purchase Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.47	Master Development and License Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.48	Purchase Agreement, dated as of September 10, 2010, by and among Epic Pharma LLC and the Company, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.49	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.50	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.51	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.52	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.53	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.54	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.55	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.56	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.57	Securities Purchase Agreement with Socius dated December 30, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.58	Amendment to Agreement with Socius dated February 28, 2012, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed with the SEC February 29, 2012.

10.59	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.60	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.61	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.62	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.63	Development And License Agreement between the Company and a Hong Kong-based client dated March 16, 2012 incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the SEC on June 29,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.64	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.65	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.66	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.67	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.68	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.69	Revised Schedule 1 to the August 1, 2013 Mikah LLC Asset Purchase Agreement (revised to remove confidential treatment with regard to one item set forth thereon) incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the period ending December 31, 2013, filed with the SEC on February 14, 2014.

10.70	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.71	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.72	Termination of June 2011, Manufacturing and Supply Agreement between Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.15 of the Quarterly Report on Form 10-Q for the period ending December 31, 2014 and filed with the SEC on February 14, 2014.

10.73	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.74	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.75	August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC, incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 and filed with the SEC on November 14, 2013

10.76	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.77	February 7,2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.78	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.79	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.80	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.81	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.82	January 19, 2015 Second Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 and First Amendment to the TPN-Elite Manufacturing and Supply Agreement dated September 21, 2012, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014, and filed with the SEC on February 17, 2015. Confidential Treatment granted with respect to portions of the Agreement.

10.83	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.84	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015 .

10.85	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on June 15, 2015. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.86	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following materials from Elite Pharmaceuticals’ Quarterly Report on Form 10-Q, related to the unaudited financial statements as and for the three months ended December 31, 2015 and 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.**

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

ELITE PHARMACEUTICALS, INC.

Date: February 9, 2016	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2016	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)

