Form 10-K
period 2016-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2016-06-15
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED – MARCH 31, 2016

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

Yes ☐                      No ☒

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of determining this amount, only directors, executive officers and, based on Schedule 13(d) filings as of September 30, 2015, 10% or greater stockholders, and their respective affiliates, have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

Title of Class	Aggregate Market Value	As of Close of Business on
Common Stock - $0.001 par value	$156,803,944	September 30, 2015

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date

Title of Class	Shares Outstanding	As of Close of Business on
Common Stock - $0.001 par value	726,486,650	June 7, 2016

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein contain “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan”, “intend”, “may,” “will,” “expect,” “believe”, “could,” “anticipate,” “estimate,” “forecast”, “contemplate”, “envisage”, or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. All statements other than statements of historical fact included in this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note, without limitation, that statements regarding the preliminary nature of the clinical program results and the potential for further product development, that involve known and unknown risks, delays, uncertainties and other factors not under our control, the requirement of substantial future testing, clinical trials, regulatory reviews and approvals by the Food and Drug Administration and other regulatory authorities prior to the commercialization of products under development, and our ability to manufacture and sell any products, gain market acceptance earn a profit from sales or licenses of any drugs or our ability to discover new drugs in the future are all forward-looking in nature. These risks and other factors are discussed in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

1

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

We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled-release products, using proprietary know-how and technology, particularly as it relates to abuse resistant products and the manufacture of generic pharmaceuticals. Our strategy includes improving off-patent drug products for life cycle management, developing generic versions of controlled-release drug products with high barriers to entry and the development of branded and generic products that utilize our proprietary and patented abuse resistance technologies.

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

Commercial Products

We own, license, contract manufacture or have certain rights to profits for the following products currently being sold commercially:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Lodrane D ® Immediate Release capsules (“Lodrane D”)	n/a	OTC Allergy	September 2011
Methadone HCl 10mg tablets (“Methadone 10mg”)	Dolophine®	Pain	January 2012
Hydromorphone HCl 8mg tablets (“Hydromorphone 8mg”)	Dilaudid®	Pain	March 2012
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	n/a	Cardiovascular	January 2015
Hydroxyzine HCl 10mg, 25mg and 50mg tablets (“Hydroxyzine 10mg” and “Hydroxyzine 25mg” and “Hydroxyzine 50mg”)	Atarax®, Vistaril®	Antihistamine	April 2015
Oxycodone HCl Immediate Release 5mg, 10mg, 15mg, 20mg and 30mg tablets (“OXY IR 5mg”, “Oxy IR 10mg”, “Oxy IR 15mg”, “OXY IR 20mg” and “Oxy IR 30mg”)	Roxycodone®	Pain	March 2016

Note: Phentermine 15mg and Phentermine 30mg are collectively and individually referred to as “Phentermine Capsules”. Isradipine 2.5mg and Isradipine 5mg are collectively and individually referred to as “Isradipine Capsules”. Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg are collectively and individually referred to as “Hydroxyzine”. Oxy IR 5mg, Oxy IR 10mg, Oxy IR 15mg Oxy IR 20mg and Oxy IR 30mg are collectively and individually referred to as “Oxy IR”.

Phentermine 37.5mg tablets

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

Elite is manufacturing the product for Valeant and will receive revenues for the manufacturing of Lodrane D®.

Methadone 10mg tablets

Methadone 10mg is contract manufactured by Elite for Ascend Laboratories, LLC (“Ascend”), the owner of the approved ANDA.

On January 17, 2012, Elite commenced shipping Methadone 10mg tablets to Ascend pursuant to a commercial manufacturing and supply agreement dated June 23, 2011, as amended on September 24, 2012, January 19, 2015, and July 20, 2015, between Elite and Ascend (the “Methadone Manufacturing and Supply Agreement”). Under the terms of the Methadone Manufacturing and Supply Agreement, Elite performs manufacturing of Methadone 10mg for Ascend.

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

Naltrexone 50mg tablets

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

Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg tablets

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

Oxycodone 5mg, Oxycodone 10mg, Oxycodone 15mg, Oxycodone 20mg and Oxycodone 30mg  tablets

The Company received notification from Epic in October 2015 of the approval by the FDA of Epic’s ANDA for Oxy IR. This product was an Identified IR Product in the Epic Strategic Alliance Agreement Dated March 18, 2009 (the “Epic Strategic Alliance”). Oxy IR was developed at the Northvale Facility pursuant to the Epic Strategic Alliance, with the Company being entitled to a Product Fee of 15% of Profits as defined in the Epic Strategic Alliance.

Epic advised the Company that the first commercial sale of Oxy IR occurred in March 2016 and such sales are ongoing

Approved products not yet commercialized

The Company currently owns six different approved ANDA’s, all of which were acquired as part of the Mikah ANDA Purchase. Each of these approved ANDA’s require manufacturing site transfers as a prerequisite to commencement of commercial manufacturing and distribution. The products are relating to each of these approved ANDA’s are included in the Epic Manufacturing and License Agreement, with Elite granting ANDA specific, exclusive or non-exclusive market rights (depending on the ANDA) to Epic. Commercial manufacturing of these products is expected to be transferred to either Epic or the Northvale Facility, with the required supplements to be filed with FDA in the manner and time frame that is economically beneficial to the Company.

Filed products under FDA review

SequestOx™ - Immediate Release Oxycodone with sequestered Naltrexone

SequestOx™ is Elite’s lead abuse-deterrent candidate for the management of moderate to severe pain where the use of an opioid analgesic is appropriate. SequestOx™ is an immediate-release Oxycodone Hydrochloride containing sequestered Naltrexone which incorporates 5mg, 10mg, 15mg, 20mg and 30mg doses of oxycodone into capsules.

In January 2016, the Company submitted a 505(b)(2) New Drug Application for SequestOx™, after receiving a waiver of the $2.3 million filing fee from the FDA. In March 2016, the Company received notification of the FDA’s acceptance of this filing and that such filing has been granted priority review by the FDA with a target action under the Prescription Drug User Fee Act (“PDUFA”) of July 14, 2016.

This application is currently under review by the FDA.

Please note however that there can be no assurances that this product will receive marketing authorization and achieve commercialization within this time period, or at all. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

Asset Acquisition Agreements

Elite’s Purchase of a Generic Phentermine Product

On September 10, 2010, Elite, together with its subsidiary, Elite Laboratories, Inc., executed a Purchase Agreement (the “Phentermine Purchase Agreement”) with Epic Pharma, LLC (“Epic”) for the purpose of acquiring from Epic an ANDA for a generic phentermine product (the “Phentermine ANDA”), with such being filed with the FDA at the time the Phentermine Purchase Agreement was executed. On February 4, 2011, the FDA approved the Phentermine ANDA. The acquisition of the Phentermine ANDA closed on March 31, 2011 and Elite paid the full acquisition price of $450,000 from the purchase agreement with Epic Pharma.

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

As of the filing date of this Annual Report on Form 10-K, the following products included in the Mikah Purchase Agreement have successfully achieved manufacturing site transfers:

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

Licensing, Manufacturing and Development Agreements

Sales and Distribution Licensing Agreement with Epic Pharma LLC for SequestOx™

On June 4, 2015, Elite Pharmaceuticals Inc. and its wholly-owned subsidiary Elite Laboratories, Inc. (collectively, “Elite”) executed an exclusive License Agreement (the “2015 SequestOx™ License Agreement”) with Epic Pharma LLC. (“Epic”), to market and sell in the United States, SequestOx™, an immediate release oxycodone with sequestered naltrexone capsule, owned by Elite. Epic will have the exclusive right to market ELI-200 and its various dosage forms as listed in Schedule A of the Agreement (the “Products”). Epic is responsible for all regulatory and pharmacovigilance matters related to the products. Pursuant to the 2015 SequestOx™ License Agreement, Epic will pay Elite non-refundable payments totaling $15 million, with such amount representing the cost of an exclusive license to SequestOx™, the cost of developing the product, the filing of a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) and the receipt of the approval letter for the NDA from the FDA. As of the date of filing of this annual report on Form 10-K, the Company has received $7.5 million of the $15 million in non-refundable payments due pursuant to the 2015 SequestOx™ License Agreement, with such amount consisting of $5 million being due and owing on the execution date of the 2015 SequestOx™ License Agreement, and $2.5 million being earned as of January 14, 2016, the date of Elite’s filing of an NDA with the FDA for the relevant product. Both of these non-refundable fees (i.e., the $5 million fee and the $2.5 million fee), have been paid by Epic to the Company. The remaining $7.5 million in non-refundable payments due pursuant to the 2015 SequestOx™ License Agreement is due on the FDA’s approval of SequestOx™ for commercial sale in the United States of America. In addition, Elite will receive a license fee computed as a percentage (50%) of net sales of the Products as defined in the Agreement and is entitled to multi million dollar minimum annual license fees Elite will manufacture the product for sale by Epic on a cost plus basis and both parties agree to execute a separate Manufacturing and Supply Agreement. The license fee is payable quarterly for the term of the Agreement. The term of the License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Elite can terminate the Agreement on 90 days’ written notice in the Event that Epic does not pay to Elite certain minimum annual license fees over the initial five year term of the Agreement. Either party may terminate this Agreement upon a material breach and failure to cure that breach by the other party within a specified period.

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

Methadone Manufacturing and Supply Agreement

On June 23, 2011 and as amended on September 24, 2012, January 19, 2015 and July 20, 2015, Elite entered into an agreement to manufacture and supply Methadone 10mg to ThePharmaNetwork LLC (the “Methadone Manufacturing and Supply Agreement”). ThePharmaNetworkLLC was subsequently acquired by Alkem Laboratories Ltd (“Alkem”) and now goes by the name Ascend Laboratories LLC (“Ascend”) and is a wholly owned subsidiary of Alkem.

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

As of the date of filing of this annual report on Form 10-K, there has been minimal to no development activity conducted in relation to this agreement for substantially all of the fiscal year ended March 31, 2016. Furthermore, there can be no assurances that development activities will resume or that the resumption of development activities, is such were to occur, would result in the successful development of the product identified.

For further details, please refer to Exhibit 10.51 to this Annual Report on Form 10-K.

Research and Development

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

We filed an NDA for the first product to utilize our abuse deterrent technology, Immediate Release Oxycodone 5mg, 10mg, 15mg, 20mg and 30mg with sequestered Naltrexone (collectively and individually referred to as “SequestOx™”), on January 14, 2016. On March 17, 2016, the FDA notified Elite that its NDA application was accepted and granted priority review. The Company believes that, subject to the risks described below, approval of this NDA filing could be received during the fiscal year ended March 31, 2017.

The Company believes that the abuse deterrent technology can be applied to and incorporated into a wide range of opioids used today for pain management and has, to date, identified 10 additional products for potential development. All of these products are at early stages of development, with research and development activities mainly consisting of in-house process development and laboratory studies. Extensive efficacy and safety studies, similar to those conducted for SequestOx™ have not yet been conducted for these other products. As a result, costs incurred in relation to the development of these 10 products have not been material.

Research and development costs were $12.4 million, $14.7 million and $4.0 million for the years ended March 31, 2016, 2015 and 2014, respectively, with such costs relating almost entirely to the development of SequestOx™, the first product developed by Elite that incorporates the technology.

On June 4, 2015, the Company entered into a sales and distribution licensing agreement which included a non-refundable payment of $5 million to Elite for prior research and development activities, with such representing the first material net cash inflows being generated by ELI-200. On January 14, 2016, the Company filed an NDA with the FDA for SequestOx™, thereby earning a non-refundable $2.5 million milestone. An additional $7.5 million non-refundable milestone is due upon the FDA’s approval of Elite’s NDA. Please note, as further detailed below, there can be no assurances of the Company receiving marketing authorization for SequestOx™, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. The non receipt by the Company of these payments and or fees may materially and adversely affect our financial condition.

Please note that, while the FDA is required to review applications within certain timeframes, during the review process, the FDA frequently requests that additional information be submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is actually approved, there can be no assurances that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of our developed products are also subject to FDA regulation. Based on the foregoing, it is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product. In addition, there can be no assurances of the Company filing the required application(s) with the FDA or of the FDA approving such application(s) if filed, and the Company’s ability to successfully develop and commercialize products incorporating its abuse deterrent technology is subject to a high level of risk as detailed in “Item 1A-Risk Factors-Risks Related to our Business” of this Annual Report on Form 10-K.

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

Trademarks

SequestOx™ is a trademark owned by Elite, which received a Notice of Allowance by the United States Patent and Trademark Office on December 22, 2015.

In addition, we currently plan to license at least some of our products to other entities in the marketing of pharmaceuticals, but may also sell products under our own brand name in which case we may register trademarks for those products.

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

Terminated Agreement - Development and License Agreement with Hong Kong based company

On January 19, 2016, the Development and License Agreement (“D&L Agreement”) between the Company and a private Hong-Kong based company dated March 16, 2016 was terminated. The D&L Agreement was for Elite to develop for the Hong Kong-based Customer a branded prescription pharmaceutical product in the United States. The Hong Kong-based Customer has informed us that it has been in business for more than five years and it has multiple FDA approved manufacturing sites outside of the United States.

Pursuant to the D&L Agreement, the Hong Kong-based Customer engaged Elite to develop and manufacture a prescription pharmaceutical product (the “Prescription Product”), with such development not being successfully completed.

For further details on the D&L Agreement, please refer to Exhibit 10.77 to the Annual Report on Form 10-K filed with the SEC on June 29, 2012.

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

Please note that, as discussed in “Discontinued Products” above, in March 2011, the FDA announced its intention to remove approximately 500 cough/cold and allergy related products from the U.S. market, with such list of 500 products including the Lodrane Extended Release Products. After this announcement by the FDA, the Company’s customer for the Lodrane Products cancelled all outstanding orders and manufacturing of the Lodrane Products ceased. This cancellation of outstanding orders and the cessation of manufacturing of Lodrane Products had a material adverse effect on revenues for periods beginning subsequent to March 31, 2011.

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

Competition

We have competition with respect to our principal areas of operation. We develop and manufacture generic products, products using controlled-release drug technology, products utilizing abuse deterrent technologies, and we develop and market (either on our own or by license to other companies) generic and proprietary controlled-release and abuse deterrent pharmaceutical products. In both areas, our competition consists of those companies which develop controlled-release, abuse deterrent drugs and alternative drug delivery systems. We do not represent a significant presence in the pharmaceutical industry.

An increasing number of pharmaceutical companies have become interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of these companies have greater financial and other resources as well as more experience than we do in commercializing pharmaceutical products. Certain companies have a track record of success in developing controlled-release drugs. Significant among these are, without limitation, Pfizer, Sandoz (a Novartis company), Durect Corporation, Mylan Laboratories, Inc., Par Pharmaceuticals, Inc., Alkermes, Inc., Teva Pharmaceuticals Industries Ltd., Impax Laboratories, Inc., and Allergen. Each of these companies has developed expertise in certain types of drug delivery systems, although such expertise does not carry over to developing a controlled-release version of all drugs. Such companies may develop new drug formulations and products or may improve existing drug formulations and products more efficiently than we can. In addition, almost all of our competitors have vastly greater resources than we do. While our product development capabilities and, if obtained, patent protection may help us to maintain our market position in the field of advanced drug delivery, there can be no assurance that others will not be able to develop such capabilities or alternative technologies outside the scope of our patents, if any, or that even if patent protection is obtained, such patents will not be successfully challenged in the future.

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

Dependence on One or a Few Major Customers

Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues therefore the termination of a contract with a customer may result in the loss of substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have agreements with Epic, Precision Dose and Ascend for the sales and distribution of products that we manufacture. We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products. Please see the Risk Factor in Part I, Item 1A entitled “We depend on a limited number of customers and any reduction, delay or cancellation of an order from these customers or the loss of any of these customers could cause our revenue to decline.”

Employees

As of June 7, 2016, we had 35 full time employees. Full-time employees are engaged in operations, administration, research and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

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

RISKS RELATED TO OUR BUSINESS

Our revenues and operating income/(loss) could fluctuate significantly

Our revenues and operating results may vary significantly from year-to-year and quarter-to-quarter as well as in comparison to the corresponding quarter of the preceding year. Variations my result from one or more factors, including, without limitation:

•	Timing of approval of applications filed with the FDA;
•	Timing of process validation, product launches and market acceptance of products launched;
•	Changes in the amounts spent to research, develop, acquire, license or promote new and existing products;
•	Results of clinical trial programs;
•	Serious or unexpected health or safety concerns with our products, brand products which we have genericized, products currently under development or any other product candidates;
•	Introduction of new products by others that render our products obsolete or noncompetitive;
•	The ability to maintain selling prices and gross margin on our products;
•	The cost and outcome of litigation, in the event that such occurs in relation to, without limitation, intellectual property issues, regulatory or other matters;
•	The ability to comply with complex and numerous governmental regulations and regulatory authorities which oversee and regulate many aspects of our business and operations;
•	Changes in coverage and reimbursement policies of health plans and other health insurers, including changes to Medicare, Medicaid and similar state programs, especially in relation to those products that are currently manufactured, under development or identified for future development by the Company;
•	Increases in the cost of raw materials contained within our products;
•	Manufacturing and supply interruptions, including product rejections or recalls due to failure to comply with manufacturing specifications;
•	Timing of revenue recognition relating to our licensing and other agreements;
•	The ability to protect our intellectual property from being acquired by other entities;
•	The ability to avoid infringing the intellectual property of others;
•	Our ability to manage growth and integrate acquired products and assets successfully; and
•	The addition or loss of customers.

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

To date, we have not been profitable and we may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have sustained losses from operations in each year since our incorporation in 1990. During the past two fiscal years, we incurred net losses from operations of approximately $8.3 million and $16.5 million, respectively. We expect to continue to incur losses until we are able to generate sufficient revenues to support our operations and offset operating costs.

We may require additional financing to meet our business objectives

Although we believe that we have adequate financial resources on hand as of March 31, 2016 to support the anticipated commercial launch of the one abuse resistant opioid product for which an NDA was accepted and granted priority review by the FDA and also ensure operations through March 31, 2017, we cannot assure that we will not need additional funding to accomplish our plans to conduct the clinical development and commercialization of a range of multiple abuse resistant opioids on an accelerated pace.

As of March 31, 2016, we had cash reserves of approximately $11.5 million and a working capital surplus of $12.5 million, and, for the fiscal year ended March 31, 2016, we had losses from operations totaling $8.3 million, net other income totaling $7.1 million and a net loss of $0.7 million.

On April 10, 2014, we executed a purchase agreement with Lincoln Park Capital Fund, LLC (the “LPC Purchase Agreement”), pursuant to which we could raise up to $40 million (see “Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Lincoln Park Capital”). As of June 7, 2016, we have sold approximately 76.7 million shares pursuant to the LPC Purchase Agreement, with proceeds of such sales totaling approximately $21.2 million.

Pursuant to the LPC Purchase Agreement, we may direct Lincoln Park Capital Fund, LLC (“Lincoln Park”) to purchase up to $40,000,000 worth of shares of our common stock under our agreement over a 36 month period generally in amounts up to 500,000 shares on any such business day. However, Lincoln Park shall not be required to purchase more than $760,000 worth of stock on any business day and cannot purchase any shares of our common stock on any business day that the closing sale price of our common stock is less than $0.10 per share, subject to adjustment as set forth in the Purchase Agreement. Assuming a purchase price of $0.33 per share (the closing sale price of the common stock on June 6, 2016) and only approximately 27.5 million shares available for purchase, we would receive $9.1 million in gross proceeds from purchases under the Purchase Agreement by Lincoln Park, inclusive of the $21.2 million already received for sales of shares prior to June 7, 2015.

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

We are anticipating that, with the growth of the current generic product line consisting of generic phentermine tablets and capsules, hydromorphone, naltrexone, methadone, phendimetrazine, isradipine, hydroxyzine and immediate release Lodrane D®, combined with the successful transfer of manufacturing site and commercial launch of the 6 remaining approved generic products licensed to Epic Pharma LLC which have not yet been commercialized, profit splits earned from the commercial sale of Oxy-IR by Epic, pursuant to the Epic Strategic Alliance Agreement, and other opportunities in our pipeline, Elite eventually could be profitable. However, there can be no assurances that we will be able to timely raise additional funds, if needed, on acceptable terms through the LPC Purchase Agreement or otherwise, that the sales of the current generic product line will continue, that the 12 approved generic products licensed to Epic Pharma LLC will be successfully commercialization and generate future revenues or that the other opportunities in our pipeline will be successfully commercialized. There can also be no assurances of Elite becoming profitable.

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

Furthermore, the capital and credit markets have experienced extreme volatility. Disruptions in the credit markets make it harder and more expensive to obtain funding. In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions and the general availability of credit. Future debt financing may not be available to us when required or may not be available on acceptable terms, and as a result we may be unable to grow our business, take advantage of business opportunities, or respond to competitive pressures.

We depend on a limited number of customers and any reduction, delay or cancellation of an order from these customers or the loss of any of these customers could cause our revenue to decline.

Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues therefore the termination of a contract with a customer may result in the loss of substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have agreements with Epic, Ascend and Precision Dose for the sales and distribution of products that we manufacture. We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products.

In addition, since a significant portion of our revenues is derived from a relatively few customers, any financial difficulties experienced by any one of these customers, or any delay in receiving payments from any one of these customers, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Elite’s product pipeline, including its abuse deterrent opioid products, are in various stages of development. Prior to commercialization, product development must be completed that could include scale-up, clinical studies, regulatory filing, regulatory review, approval by the FDA, and/or other development steps. Additionally, Elite has 6 approved generic products for which a site transfer must be completed prior to product launches. For these generic products, Elite must complete site transfer studies, file a changes being effective in 30 days (CBE 30) and await FDA review and approval. Development is subject to risks. We cannot assure you that development will be successful, or that during development unexpected delays might occur or additional costs might be incurred.

We are subject to significant costs and uncertainties related to compliance with the extensive regulations that govern the manufacturing, labeling, distribution, promotion and sale of pharmaceutical products as well as environmental, safety and health regulations.

The manufacturing, distribution, processing, formulation, packaging, labeling, promotion and sale of our products are subject to extensive regulation by federal agencies, including, without limitation, the FDA, DEA, FTC, Consumer Product Safety Commission and Environmental Protection Agency, among others. We are also subject to state and local laws, regulations and agencies in New Jersey and elsewhere. Such regulations are also subject to change by the relevant federal, state and local agencies. For instance, beginning from January 1, 2015, manufacturers, wholesale distributors, and repackagers of certain prescription drugs are required to provide and capture certain product tracing information under the Drug Quality and Security Act (“DQSA”). Title II of the DQSA, referred to as the Drug Supply Chain Security Act, requires companies in certain prescription drugs’ chain of distribution to build electronic, interoperable systems to identify and trace the products as they are distributed in the United States. Compliance with the DQSA or any future federal or state electronic pedigree requirements may increase the Company's operational expenses and impose significant administrative burdens.

Regulatory agencies such as the FDA regularly inspect our manufacturing facilities and the facilities of our third party suppliers. The failure of the Northvale Facility, or a facility of one of our third party suppliers, to comply with applicable laws and regulations may lead to breach of representations made to our customers or to regulatory or government action against us related to products made in that facility. We have in the past received and successfully resolved Form 483 observations from the FDA regarding certain operations within our manufacturing network. Although we remain committed to continuing to improve our quality control and manufacturing practices, we cannot be assured that the FDA will continue to be satisfied with our quality control and manufacturing systems and standards. If we receive any future FDA observations, we may be subject to regulatory action including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take any such Form 483 observations into account when considering the award of contracts or the continuation or extension of such partnership agreements. If we receive any future Form 483 observations or warning letters from the FDA, our business, consolidated results of operations and consolidated financial condition could be materially and adversely affected.

With respect to environmental, safety and health laws and regulations, we cannot accurately predict the outcome or timing of future expenditures that we may be required to make in order to comply with such laws as they apply to our operations and facilities. We are also subject to potential liability for the remediation of contamination associated with both present and past hazardous waste generation, handling, and disposal activities. We are subject periodically to environmental compliance reviews by environmental, safety, and health regulatory agencies. Environmental laws are subject to change and we may become subject to stricter environmental standards in the future and face larger capital expenditures in order to comply with environmental laws.

Compliance with federal and state and local law regulations, including compliance with any newly enacted regulations, requires substantial expenditures of time, money and effort to ensure full technical compliance. Failure to comply with the FDA, DEA, EPA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, exposure to product liability claims, total or partial suspension of production or distribution, suspension of the FDA’s review of NDAs or ANDAs, enforcement actions, injunctions and civil or criminal prosecution, any of which could have a material and adverse effect on our business, results of operations and financial condition.

Legislative or regulatory reform of the healthcare system in the United States may harm our future business.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively commonly referred to as the “Affordable Care Act” may affect the operational results of companies in the pharmaceutical industry such as ours by imposing additional costs. Effective January 1, 2010, the Affordable Care Act, amongst other changes, increased the minimum Medicaid drug rebates for pharmaceutical companies and revised the definition of “average manufacturer price” for reporting purposes, which may affect the amount of Medicaid drug rebates to states related to the sales of our products, whether such sales are made directly by Company or by one of the Company’s licensees. Beginning in 2011, the law also imposed a significant annual fee on companies that manufacture or import branded prescription drug products.

The Affordable Care Act contemplates the promulgation of significant future regulatory action which may also further affect our business. The Affordable Care Act and any further changes to health care laws or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business, results of operations and financial condition.

If we are unable to satisfy FDA regulatory requirements, we may not be able to commercialize our product candidates.

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

Please also see “Item 3. Legal Proceedings” below.

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

In addition, even if we are able to obtain regulatory approvals for our new products, the success of those products as well as the success of our previously approved products, is dependent upon market acceptance. Levels of market acceptance for our new products could be affected by several factors, including, without limitation:

•	the availability of alternative products from our competitors;
•	the prices of our products relative to those of our competitors;
•	the timing of our market entry;
•	the ability to market our products effectively at the retail level;
•	the perception of patients and the healthcare community, including third-party payers, regarding the safety, efficacy and benefits of our drug products compared to those of competing products; and
•	the acceptance of our products by government and private formularies.

Some of these factors are not within our control, and our products may not achieve expected levels of market acceptance. Additionally, continuing and increasingly sophisticated studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others which can call into question the utilization, safety and efficacy of previously marketed products. In some cases, studies have resulted, and may in the future result, in the discontinuance of product marketing or other risk management programs such as the need for a patient registry.

Legislative or regulatory programs that may influence prices of prescription drugs could have a material adverse effect on our business.

Current or future federal or state laws and regulations may influence the prices of drugs and, therefore, could adversely affect the prices that we receive for our products. Programs in existence in certain states seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular, state Medicaid programs, or changes required in the way in which Medicaid rebates are calculated under such programs, could adversely affect the price we receive for our products and could have a material adverse effect on our business, results of operations and financial condition. Further, prescription drug prices have been the focus of increased scrutiny by the government, including certain state attorneys general, members of congress and the U.S. Department of Justice. Decreases in health care reimbursements or prices of our prescription drugs could limit our ability to sell our products or decrease our revenues, which could have a material adverse effect on our business, results of operations and financial condition.

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

We depend on qualified scientific and technical employees and are increasingly dependent on our direct sales force, if key personnel were to leave us or if we are unsuccessful in attracting qualified personnel, our ability to develop products and grow our business could be materially harmed.

Because of the specialized scientific nature of our business, we are highly dependent upon our ability to continue to attract and retain qualified scientific and technical personnel. We are not aware of any pending, significant losses of scientific or technical personnel. Loss of the services of, or failure to recruit, key scientific and technical personnel, however, would be significantly detrimental to our product-development programs. As a result of our small size and limited financial and other resources, it may be difficult for us to attract and retain qualified officers and qualified scientific and technical personnel.

In addition, marketing of our branded product, SequestOx™ requires much greater use of a direct sales force compared to marketing of our generic products. Our ability to realize significant revenues from marketing and sales activities depends on our ability or the ability of our partners to attract and retain qualified sales personnel. Competition for qualified sales personnel is intense. Any failure to attract or retain qualified sales personnel could negatively impact our sales revenue and have a material adverse effect on our business, results of operations and financial condition.

We have entered into employment agreements with our executive officers and certain other key employees. We do not maintain “Key Man” life insurance on any executives.

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

Intangible assets represent a significant portion of our assets. As of March 31, 2016, intangible assets were approximately $6.4 million, or approximately 20% of our assets.

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

If any of our manufacturing facilities, quality and regulatory operations and other business and commercial functions fail to comply with complex and numerous regulatory requirements or encounter other manufacturing difficulties, it could adversely affect our ability to supply products. All facilities and manufacturing processes used for the manufacture of pharmaceutical products must be operated in conformity with cGMP and, in the case of controlled substances, DEA regulations. Compliance with the FDA’s cGMP and DEA requirements applies to both drug products seeking regulatory approval and to approved drug products. In complying with cGMP requirements, pharmaceutical manufacturing facilities must continually expend significant time, money and effort in production, record-keeping and quality assurance and control so that their products meet applicable specifications and other requirements product safety, efficacy and quality. Failure to comply with applicable legal requirements subjects our manufacturing facilities to possible legal or regulatory action, including, without limitation, shutdown, which may adversely affect our ability to manufacture product. Were we not able to manufacture products at our manufacturing facilities because of regulatory, business or any other reason, the manufacture and marketing of these products would be interrupted. This could have a material adverse impact on our business, results of operations, financial condition, cash flows, competitive position and stock price.

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

Sales of our products may be adversely affected by the continuing consolidation within the retail and wholesale pharmaceutical markets.

Our products, whether sold directly by the Company or through third parties that are licensed to market and distribute our products are sold in large part to a market that is comprised of a relatively few retail drug chains, wholesalers and managed care organizations, with such entities continuing to undergo consolidation. Such consolidation may provide these customers or our products with additional purchasing leverage, and consequently, may increase the pricing pressures faced by us. Additionally, the emergence of large buying groups representing independent retail pharmacies, and the prevalence and influence of managed care organizations and similar institutions, enable those groups to extract price discounts on our products.

In addition, our revenues and quarterly results comparisons may also be affected by fluctuations in the buying patterns of retail chains, major distributors and other trade buyers.

Any delays or unanticipated expenses in connection with the operation of our limited number of facilities could have a material adverse effect on our business.

All of our manufacturing operations are conducted at the Northvale Facility. A significant disruption at this facility, even on a short term basis, whether due to, without limitation, an adverse quality or compliance observation, including a total or partial suspension of production and/or distribution by regulatory authorities, an act of God, civil or political unrest, force majeure situation or other events could impair our ability to produce and ship products on a timely basis, and could, among other consequences, subject us to exposure to claims from customers. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our business is dependent on market perceptions of us and the safety and efficacy or our products. Negative publicity relating to us or our products could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Market perceptions or our business are important to us, especially market perceptions of the safety and quality of our products. If any of our products or similar products that other companies distribute are subject to market withdrawal, recall, or are proven to be, or are claimed to be, harmful to consumers, then this could have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, due to the importance of market perceptions, negative publicity associated with product quality, illness or other adverse effects resulting from, or perceived to be resulting from, our products, or similar products made by other companies, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may discontinue the manufacture and distribution of certain existing products, which may adversely effect our business, results of operations, financial condition and cash flows.

As part of regular evaluations of product performance, we may determine that it is in our best interest to discontinue the manufacture and distribution of certain of our products. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the appropriate products to discontinue or that a decision to discontinue various products is prudent if market conditions change. In addition, there can be no assurances that the discontinuance of products will reduce operating expense or no cause the incurrence of material charges associated with such a decision. Furthermore, the discontinuance of existing products, entails various risks, including, without limitation, the ability to find a purchaser for such products, if there is a decision to sell the product, as well as the risk that the purchase price obtained will not be equal to at least the book value of the net assets relating to such products. Other risks associated with a product discontinuance, include, without limitation, managing the expectations of and maintaining good relations with our customers who previously purchased a discontinued product from us, and the effects such would have on future sales to these customers. We may also incur significant liabilities and costs associated with our product discontinuance. All of the foregoing could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The time necessary to develop generic drugs may adversely affect whether, and the extent to which, we receive a return on our capital.

The development process for branded and generic products, including, without limitation, drug formulation, testing, and FDA review and approval, often takes three or more years. This process requires that we expend considerable capital to pursue activities that do not yield an immediate or near-term return. Also, because of the significant time necessary to develop a product, the actual market for a product at the time it is available for sale may be significantly less than the originally projected market for the product. If this were to occur, our potential return on our investment in developing the product, if approved for marketing by the FDA, would be adversely affected and we may never receive a return on our investment in the product. It is also possible for the manufacturer of the brand-name product for which we are developing a generic drug to obtain approvals from the FDA to switch the brand-name drug from the prescription market to the OTC market. If this were to occur, we would be prohibited from marketing our product other than as an OTC drug, in which case revenues could be substantially less than we anticipated.

Research and development efforts invested in our branded pharmaceutical products may not achieve expected results.

The development of branded products requires significant resources from the Company, as well as the potential for resources being acquired through collaborations, in-licensing, or third party product acquisitions. The development proprietary branded drugs involves processes and expertise that is different from that required by the development of generic products, resulting in an increased risk profile for branded development. For example, the time frame from discovery to commercial launch of a branded product can be more than 10 years, involving multiple stages which may consist of intensive preclinical and clinical testing and a highly complex, lengthy and expensive approval process. The longer time frames and increased costs adds increasing risk of achieving product approvals, and if approved, our ability to recover development costs and generate profits.

During each development stage, we may encounter obstacles that delay the process or approval and increase expenses, leading to significant risks that we will not achieve our goals and may be forced to abandon a potential product in which we have invested substantial amounts of time and money. These obstacles may include: preclinical failures; difficulty enrolling patients in clinical trials; delays in completing formulation and other work needed to support an application for approval; adverse reactions or other safety concerns arising during clinical testing; insufficient clinical trial data to support the safety or efficacy of the product candidate; and failure to obtain, or delays in obtaining, the required regulatory approvals for the product candidate or the facilities in which it is manufactured. As a result of the obstacles noted above, our investment in research and development of branded products can involve significant costs with no assurances of future revenues or profits.

Approvals for our new generic drug products may be delayed or become more difficult to obtain if the FDA institutes changes to its approval requirements.

The FDA may institute changes to its ANDA approval requirements, which may make it more difficult or expensive for us to obtain approval for our new generic products. For instance, in July 2012, the Generic Drug Fee User Amendments of 2012 (“GDUFA”) was enacted into law. The GDUFA legislation implemented fees for new ANDAs, Drug Master Files, product and establishment fees and a one-time fee for back-logged ANDAs pending approval as of October 1, 2012. In return, the program is intended to provide faster and more predictable ANDA reviews by the FDA and increased inspections of drug facilities. Under GDUFA, generic product companies face significant penalties for failure to pay the new user fees, including rendering an ANDA not “substantially complete” until the fee is paid. Any failure by us or our suppliers to pay the fees or to comply with the other provisions of GDFUA may impact or delay our ability to file ANDAs, obtain approvals for new generic products, generate revenues and thus may have a material adverse effect on our business, results of operations and financial condition.

In addition to the implementation of new fees and review procedures by the FDA, the FDA may also implement other changes that may directly affect some of our ANDA filings pending approval from the FDA, such as changes to guidance from the FDA regarding bioequivalency requirements for particular drugs. Such changes may cause our development of such generic drugs to be significantly more difficult or result in delays in FDA approval or result in our decision to abandon or terminate certain projects. Any changes in FDA requirements may make it more difficult for us to file ANDAs or obtain approval of our ANDAs and generate revenues and thus have a material adverse effect on our business, results of operations and financial condition.

The risks and uncertainties inherent in conducting clinical trials could delay or prevent the development and commercialization of our own branded products, which could have a material adverse effect on our business, results of operations and financial condition.

With respect to our branded products which do not qualify for the FDA’s abbreviated application procedures, we must demonstrate through clinical trials that these products are safe and effective for use. We have only limited experience in conducting and supervising clinical trials. The process of completing clinical trials and preparing an NDA may take several years and requires substantial resources. Our studies and filings may not result in FDA approval to market our new drug products and, if the FDA grants approval, we cannot predict the timing of any approval. There are substantial filing fees for NDAs, often in excess of $1 million in addition to the cost of product development and clinical trials, that are not refundable if FDA approval is not obtained.

There are a number of risks and uncertainties associated with clinical trials. The results of clinical trials may not be indicative of results that would be obtained from large scale testing. Clinical trials are often conducted with patients having advanced stages of disease and, as a result, during the course of treatment these patients can die or suffer adverse medical effects for reasons that may not be related to the pharmaceutical agents being tested, but which nevertheless affect the clinical trial results. In addition, side effects experienced by the patients may cause delay of approval or limit the profile of an approved product. Moreover, our clinical trials may not demonstrate sufficient safety and efficacy to obtain approval from the FDA or foreign regulatory authorities. The FDA or foreign regulatory authorities may not agree with our assessment of the clinical data or they may interpret it differently. Such regulatory authorities may require additional or expanded clinical trials. Even if the FDA or foreign regulatory authorities approve certain products developed by us, there is no assurance that such regulatory authorities will not subject marketing of such products to certain limits on indicated use.

Failure can occur at any time during the clinical trial process and, in addition, the results from early clinical trials may not be predictive of results obtained in later and larger clinical trials, and product candidates in later clinical trials may fail to show the desired safety or efficacy despite having progressed successfully through earlier clinical testing.

Completion of clinical trials for our product candidates may be delayed or halted for the reasons noted above in addition to many other reasons, including, without limitation:

•	Delays in patient enrollment, and variability in the number and types of patients available for clinical trials;
•	Regulators or institutional review boards may not allow us to commence or continue a clinical trial;
•	Our inability, or the inability of our partners, if any, to manufacture or obtain from third parties those materials required to complete clinical trials;
•	Delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective clinical trial sites;
•	Risks associated with trial design, which may result in a failure of the trial to show statistically significant results even if the product candidate is effective;
•	Difficulty in maintaining contact with patients after treatment commences, resulting in incomplete data
•	Poor effectiveness of product candidates during clinical trials;
•	Safety issues, including adverse events associated with product candidates;
•	Failure of patients to complete clinical trials due to adverse side effects, dissatisfaction with the product candidate, or other reasons;
•	Governmental or regulatory delays or changes in regulatory requirements, policy and guidelines; and
•	Varying interpretation of data by the FDA or other relevant regulatory authorities.

In addition, our product candidates could be subject to competition for clinical study sites and patients from other therapies under development which may delay the enrollment in or initiation of our clinical trials.

The FDA or other relevant regulatory authorities may require us to conduct unanticipated additional clinical trials, which could result in additional expense and delays in bringing our product candidates to market. Any failure or delay in completing clinical trials for our product candidates would prevent or delay the commercialization of our product candidates. We cannot assure that our expenses related to clinical trials will lead to the development of brand-name drugs that will generate revenues in the near future. Delays or failure in the development and commercialization of our own branded products could have a material adverse effect on our business, results of operations and financial condition.

We rely on third parties to conduct clinical trials and testing for our product candidates, and if they do not properly and successfully perform their legal and regulatory obligations, as well as their contractual obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

We design the clinical trials for our product candidates, but rely on contract research organizations and other third parties to assist us in managing, monitoring and otherwise carrying out these trials, including, without limitation, with respect to site selection, contract negotiation, analytical testing and data management. We do not control these third parties and, as a result, delays may occur as a result of the priorities and operations of these third parties differing from those which we may feel would be most optimal to the completion of such activities in the most efficient manner possible.

Although we rely on third parties to conduct our clinical trials and related activities, we are responsible for confirming that each of our clinical trials is conducted in accordance with our general investigational plan and protocol. Moreover, the FDA and other relevant regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices and good laboratory practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. The FDA enforces good clinical practices and good laboratory practices through periodic inspections of trial sponsors, principal investigators and trial sites. If we, our contract research organizations or our study sites fail to comply with applicable good clinical practices and good laboratory practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with good clinical practices and good laboratory practices. In addition, our clinical trials must be conducted with product manufactured under the FDA’s current Good Manufacturing Practices, or cGMP, regulations. Our failure or the failure of our contract manufacturers if any are involved in the process, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If third parties do not successfully carry out their duties under their agreements with us, if the quality or accuracy of the data they obtain is compromised due to failure to adhere to our clinical protocols or regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, our clinical trials may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates, which could have a material adverse effect on our business, results of operations and financial condition.

The illegal distribution and sale by third parties of counterfeit versions of our products or of stolen products could have a negative impact on our reputation and a material adverse effect on our business, results of operations and financial condition.

Third parties could illegally distribute and sell counterfeit versions of our products, which do not meet the rigorous manufacturing and testing standards that our products undergo. Counterfeit products are frequently unsafe or ineffective, and can be life-threatening. Counterfeit medicines may contain harmful substances, the wrong dose of the active pharmaceutical ingredient or no active pharmaceutical ingredients at all. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.

Reports of adverse reactions to counterfeit drugs or increased levels of counterfeiting could materially affect patient confidence in the authentic product. It is possible that adverse events caused by unsafe counterfeit products will mistakenly be attributed to the authentic product. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels could adversely impact patient safety, our reputation and our business.

Public loss of confidence in the integrity of pharmaceutical products as a result of counterfeiting or theft could have a material adverse effect on our business, results of operations and financial condition.

Policies regarding returns, rebates, allowances and chargebacks, and marketing programs adopted by wholesalers may reduce our revenues in future fiscal periods.

Based on industry practice, generic drug manufacturers have liberal return policies and have been willing to give customers post-sale inventory allowances. Such industry practices apply to the current sales of our products by our marketing partners, which in turn effect profit splits and license fees received, and they will also effect prospective future sales made directly by Company.

Under these arrangements, from time to time, customers are given credits on our generic products that are held by them in inventory after there is a decrease in the market prices of the same generic products due to competitive pricing. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, the price of our products would also likely be reduced. As a result, we, or are marketing partners, would be obligated to provide credits to our customers who are then holding inventories of such products, which could reduce sales revenue, profit splits, license fees and gross margin for the period the credit is provided. Like most competitors in this market, our marketing partners, or us in the case of prospective direct sales made by the Company, also give credits for chargebacks to wholesalers that have contracts with our marketing partners, or us, prospectively, for their sales to hospitals, group purchasing organizations, pharmacies or other customers. A chargeback is the difference between the price the wholesaler pays and the price that the wholesaler’s end-customer pays for a product. Although, our marketing partners establish, and prospectively we would also establich reserves based on prior experience and best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that such reserves established are adequate or that actual product returns, rebates, allowances and chargebacks will not exceed estimates.

Unstable economic conditions may adversely affect our industry, business, results of operations and financial condition.

The global economy has undergone a period of significant volatility which has led to diminished credit availability, declines in consumer confidence and increases in unemployment rates. There remains caution about the stability of the U.S. economy, and we cannot assure that further deterioration in the financial markets will not occur. These economic conditions have resulted in, and could lead to further, reduced consumer spending related to healthcare in general and pharmaceutical products in particular.

In addition, we have exposure to many different industries and counterparties, including our partners under our alliance and collaboration agreements, suppliers of raw chemical materials, drug wholesalers and other customers that may be affected by an unstable economic environment. Any economic instability may affect these parties’ ability to fulfill their respective contractual obligations to us, cause them to limit or place burdensome conditions upon future transactions with us or drive us and our competitors to decrease prices, each of which could materially and adversely affect our business, results of operations and financial condition.

RISKS RELATED TO OUR COMMON STOCK

Our stock price has been volatile and may fluctuate in the future.

The market price for the publicly traded stock of pharmaceutical companies is generally characterized by high volatility. There has been significant volatility in the market prices for our Common Stock. For the twelve months ended March 31, 2016, the closing sale price on the OTC Bulletin Board (“OTC-BB”) of our Common Stock fluctuated from a high of $0.43 per share to a low of $0.20 per share. The price per share of our Common Stock may not exceed or even remain at current levels in the future. The market price of our Common Stock may be affected by a number of factors, including, without limitation:

•	Results of our clinical trials;
•	Approval or disapproval of our ANDAs or NDAs;
•	Announcements of innovations, new products or new patents by us or by our competitors;
•	Announcements of other material events;
•	Governmental regulation;
•	Patent or proprietary rights developments;
•	Proxy contests or litigation;
•	News regarding the efficacy of, safety of or demand for drugs or drug technologies;
•	Economic and market conditions, generally and related to the pharmaceutical industry;
•	Healthcare legislation;
•	Changes in third-party reimbursement policies for drugs; and
•	Fluctuations in our operating results.

The sale or issuance of our common stock to Lincoln Park or upon conversion of outstanding preferred stock or exercise of outstanding warrants and options may cause dilution and the sale of the shares of common stock acquired by Lincoln Park or the issuance of shares upon conversion or exercise of outstanding preferred stock and warrants, or the perception that such sales and issuances may occur, could cause the price of our common stock to fall.

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

In addition, as of June 7, 2016, there were outstanding shares of preferred stock convertible into approximately 142.9 million shares of Common Stock and warrants to purchase an aggregate of approximately 32.2 million shares of Common Stock at exercise prices of $0.625 per share, vested options to purchase an aggregate of approximately 4.5 million shares at an average exercise price of $0.54. Additional shares of Common Stock may be issuable as a result of anti-dilution provisions in the outstanding preferred stock and warrants

As a result of the above discussed potential issuance of securities, such issuances by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park or pursuant to the conversion or exercise of outstanding shares of preferred stock and warrants, or the anticipation of such issuances, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The issuance of our common stock to Directors, Employees and Consultants in payment of fees and salaries cause dilution and the sale of these shares of common stock so issued, or the perception that sales of these shares so issued may occur, could cause the price of our common stock to fall.

Pursuant to the Company’s policies relating to the compensation of Directors, all director fees are paid via the issuance of shares of Common Stock, with such shares being valued at the simple average of the closing price of the Company’s Common Stock for each day in the period for which the director fees were incurred. In addition, members of the Company’s management, certain employees and consultants receive a portion of their salaries or compensation via the issuance of shares Common Stock, with such shares being valued by the same method as that used for the shares issued in payment of director fees.

The issuance of these shares is dilutive to holders of our Common Stock, and the subsequent sale of these shares, or the perception that the sale of these shares may occur, could cause the price of our common stock to fall.

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

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any future changes in estimates, judgments and assumptions used or necessary revisions to prior estimates, judgments or assumptions could lead to a restatement of our results.

The consolidated financial statements included in this Annual Report on Form 10-K are prepared in accordance with GAAP. This involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, mezzanine equity, stockholders equity, operating revenues, costs of sales, operating expenses, other income and other expenses. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, mezzanine equity, stockholders equity, operating revenues, costs of sales, operating expenses, other income and other expenses.

The restatement of our previously issued unaudited quarterly financial statements has been time-consuming and expensive and could expose us to additional risks that could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.

As discussed herein, we have restated our previously issued unaudited financial statements for the three months ended June 30, 2015 included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and the unaudited financial statements for the three and six months ended September 30, 2015 included in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015. In addition, these restated financial statements include corrections of errors in accounting that were made in previously issued audited annual and unaudited interim periods, that we did not consider material pursuant to guidance provided by SEC Staff Accounting Bulletin 99, Materiality (“SAB 99”) and SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), and accordingly reflected on the restated financial statements on a prospective basis.

This restatement (including the review of the errors in accounting that made such restatement necessary) has been time consuming and expensive, requiring the incurrence of substantial and unanticipated expenses and costs, including, without limitation, audit, legal, consulting, research and other professional fees in connection to the identification and correction of errors in accounting, restatement of previously issued financial statements and the ongoing remediation of material weaknesses in our system of internal controls over financial reporting. Certain remediation actions have been recommended, and we are in the process of implementing them (see Item 9A “Controls and Procedures” of this form 10-K for a description of these remediation measures). In an event of and to the extent that these remediation actions are not successful, we could be forced to incur additional time and expense. Furthermore, there is generally an increased risk of shareholder, governmental, or other actions in connection with the restatement of financial statements, with any such proceedings, regardless of outcome, usually consuming a significant amount of management’s time and attention as well as related legal, accounting and other costs. In situations of a company not prevailing in any such proceedings, there is the possibility of substantial damages or settlement costs being required of the company that did not prevail.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition, cash flows and results of operations in a timely and accurate manner and/or increase the risk of future misstatements, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Based on reviews conducted by management, the Company’s Independent Auditors and specific guidance from subject matter experts engaged by the Company, we have concluded that material weaknesses in the Company’s internal controls over financial report existed that contributed to the errors in accounting that necessitated the restatement of previously issued financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has identified certain remediation actions and is in the process of implementing them, but such efforts are not complete and remain ongoing. If we do not complete our remediation in a timely manner or if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and there will continue to be an increased risk of future misstatements. Although we regularly review and evaluate internal controls systems to allow management to report on the effectiveness of our internal controls over financial reporting, we may discover additional weaknesses in our internal controls over financial reporting or disclosure controls and procedures. The next time we evaluate our internal controls over financial reporting and disclosure controls and procedures, if we identify one or more new material weaknesses or have been unable to timely remediate our existing material weaknesses, we would be unable to conclude that our internal controls over financial reporting or disclosure controls and procedures are effective. If we are unable to conclude that our internal controls over financial reporting or our disclosure controls and procedures are effective, or if our independent registered public accounting firm expresses an opinion that our internal controls over financial reporting is ineffective, we may not be able to report our financial condition and results of operations in a timely and accurate manner, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. In addition, any potential future restatements could subject us to additional adverse consequences, including sanctions by the SEC, shareholder litigation and other adverse actions. Moreover, we may be the subject of further negative publicity focusing on such financial statement adjustments and resulting restatement and negative reactions from our shareholders, creditors or others with whom we do business. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.

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

None.

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

Arbitration with Precision Dose, Inc.

On May 9, 2014, Precision Dose Inc, the parent company of TAGI Pharmaceuticals, Inc., commenced an arbitration against the Company alleging that the Company failed to properly supply, price and satisfy gross profit minimums regarding Phentermine 37.5mg tablets, as required by the parties’ agreements. Elite denied Precision Dose’s allegations and has counterclaimed that Precision Dose is no longer entitled to exclusivity rights with respect to Phentermine 37.5mg tablets, and is responsible for certain costs, expenses, price increases and lost profits relating to Phentermine 37.5mg tablets and the parties’ agreements. The parties have reached agreement in settlement of these issues, with Precision Dose agreeing to pay certain amounts to the Company in exchange for Elite agreeing to restore exclusivity rights with respect to Phentermine 37.5mg tablets, subject to certain defined conditions. Both parties have been complying with the agreed settlement terms and the Company has notified the Arbitrator of this settlement, requesting the issuance of proceeding termination documents.

GAAP requires that a contingency loss may only be recognized if the event is both probable and of an amount that can be reasonably estimated. Due to the agreements reached and adhered to with regards to this issue, the Company has determined that no contingency loss be recorded.

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

Quarter Ended	High	Low
Fiscal Year Ending March 31, 2016
March 31, 2016	$0.42	0.29
December 31, 2015	$0.44	0.21
September 30, 2015	$0.25	0.20
June 30, 2015	$0.27	0.20

Fiscal Year Ending March 31, 2015
March 31, 2015	$0.33	0.20
December 31, 2014	$0.34	0.17
September 30, 2014	$0.45	0.28
June 30, 2014	$0.51	0.27

As of June 7, 2015, the last reported sale price of our Common Stock, as reported by the OTCBB, was $0.358.

Holders

As of June 7, 2015, there were, respectively, approximately 136 and 1 holders of record of our Common Stock and Series I Preferred Stock.

Dividends

We have never paid cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

Stock Performance Graph

The following graph provide a comparison of the cumulative 5 year total shareholder return on the Company’s Common Stock with that of the cumulative total shareholder return on the Russell 3000 Index and a five stock custom composite index, with all cases assuming reinvestment of dividends. The custom composite index, consists of the following companies which were selected as a peer group with comparable market segments and market capitalizations to those of the Company: Durect Corp, Biotime Inc., Biospecifics Technologies Corp, Athersys Inc, Acura Pharmaceuticals Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

($100 invested on 3/31/2011 in stock or index, including reinvestment of dividends)

1,000.00
900.00
800.00
700.00
600.00
500.00
400.00
300.00
200.00
100.00
-
Mar-11
Mar-12
Mar-13
Mar-14
Mar-15
Mar-16
Elite Pharmaceuticals
Russel 3000
Custom Composite Index

(performance data provided by Bloomberg L.P.)

Value of $100 Invested on March 31, 2011
	MARCH 31,
	2011	2012	2013	2014	2015	2016
Elite Pharmaceuticals Inc.	$100.00	$114.10	$97.56	$525.00	$314.10	$397.44

Russell 3000 Index	$100.00	$107.18	$122.80	$150.56	$169.18	$168.60

Custom Composite Index	$100.00	$61.51	$56.33	$68.61	$79.94	$62.58

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2016, the Company issued an aggregate of 13,926,516 shares of Common Stock, with such shares constituting unregistered securities, consisting of 4,554,584 shares of Common Stock issued to Directors and Officers in payment of Directors Fees and Salaries in accordance with the Company’s policy on Director Compensation, or the employment agreements with officers of the Company, as appropriate; and 9,371,932 shares of Common Stock issued pursuant to the exercise of warrants

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Elite’s equity compensation plans as of March 31, 2016.

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	(1)	—	—	3,000,000
Equity compensation plans not approved by security holders		—	—	2,595,066	(2)

Total		—	—	5,595,066

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

Under the 2009 Equity Incentive Plan, we also are permitted to offer stock awards (“2009 Equity Incentive Plan Stock Awards”) to eligible persons. The 2009 Equity Incentive Plan defines such stock awards as an offer by us to sell to an eligible person shares that may or may not be subject to restrictions. The purchase of price of shares sold pursuant to a 2009 Equity Incentive Plan Stock Award may not be less than the fair market value of the shares on the grant date, provided, however, that the number of shares issued for the payment of employee and officers’ salaries, or directors’ fees will be computed using the average daily closing price, which is defined as the simple average of the closing price of each trading day in the quarter or other applicable period for which payment is due.

We also are permitted to award stock bonuses under the 2009 Equity Incentive Plan, which defines such stock bonuses as an award of shares for extraordinary services rendered to the Company.

Issuer Purchases of Equity Securities

None.

ITEM 6	SELECTED FINANCIAL DATA

The consolidated financial data presented below have been derived from our financial statements. The selected historical consolidated financial data presented below should be read in conjunction with Part II, Item 7. of this report "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8. of this report "Financial Statements and Supplementary Data". The selected data in this section is not intended to replace the Consolidated Financial Statements. The information presented below is not necessarily indicative of the results of our future operations. Certain prior period amounts have been restated to reflect corrections to errors in accounting done on a prospective basis. Please see Note2: Restatement of Prior Financial Information for further discussion on prospective restatement of financial information to reflect corrections in accounting error.

	Fiscal Year Ended March 31,
	(dollars in thousands, except per share amounts)
	2016	2015 (restated)	2014 (restated)	2013 (restated)	2012 (restated)
Consolidated Statement of Operations Data:
Operating revenues	$12,498	$5,015	$4,601	$3,404	$2,424
Income (Loss) from Operations	(8,317)	(16,507)	(5,284)	(1,563)	(1,966)
Other Income (Expense)	7,113	21,724	(36,270)	3,259	(2,348)
Credit for Income Taxes	520	3	293	354	484
Net Income (Loss)	(683)	5,221	(41,261)	2,050	(3,830)
Change in carrying value of convertible preferred share mezzanine equity	(9,286)	23,709	(55,314)	(562)	(11,228)
Income (Loss) from continuing operations available to common shareholders	(9,969)	28,930	(96,575)	1,488	(15,058)
Earnings per share: Basic	(0.01)	0.05	(0.21)	0.00	(0.06)
Earnings per share: Diluted	(0.01)	(0.02)	(0.21)	(0.00)	(0.06)
Cash dividends declared per common share	$0.00	$0.00	$0.00	$0.00	$0.00

Consolidated Balance Sheet Data:
Cash	11,512	7,464	6,942	369	668
Current Assets	16,714	12.331	9,925	2,543	1,498
Total assets	31,879	25,920	24,318	11,125	10,312
Current Liabilities	4,654	5,069	6,161	5,357	4,549
Working Capital	12,060	7,262	3,764	(2,814)	(3,051)
Long term obligations	16,061	20,583	38,373	8,107	12,240
Convertible preferred share mezzanine equity	44,286	35,000	60,982	6,335	8,506
Total Equity	(33,122)	(34,731)	(81,198)	(8,673)	(14,984)

Other financial data:
Cash (used in) operating activities	(2,765)	(15,103)	(4,217)	(1,693)	(394)
Cash provided by (used in) investing activities	(1,949)	2,879	(558)	(192)	(658)
Cash provided by (used in) financing activities	8,762	12,746	11,347	1,585	(106)

The comparability of the foregoing is impacted by the change in classification of the NJEDA bond liabilities made subsequent to the Company’s repayment of all amounts in arrears during Fiscal 2015. Prior to Fiscal 2015, the entire bond liability was recorded as a current liability as a result of a notice of default being issued pursuant to the Company’s non-payment of scheduled amounts due. As these in arrears amounts were paid in Fiscal 2015, and the Company has remained current on all payments scheduled pursuant to the bond agreement, bond liabilities included in current liabilities consist only of those amounts due within 12 months of the balance sheet date, with all remaining amounts due being classified as non-current liabilities. Please see Note 8: NJEDA Bonds for a further discussion of the bond liability.

The comparison of net income (loss) and long term obligations is significantly impacted by the change in fair value of warrant derivatives, with net income (loss) having a strong inverse correlation to the trading price of the Company’s Common Stock.

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

Critical Accounting Policies and Estimates

Management’s discussion addresses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgment, including those related to bad debts, intangible assets, income taxes, worker’s compensation, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements. Our most critical accounting policies include the recognition of revenue upon completion of certain phases of projects relating to the licensing of products in research and development. We also assess a need for an allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We assess the recoverability of inventory, long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess our exposure to current commitments and contingencies. It should be noted that actual results may differ from these estimates under different assumptions or conditions.

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

The accounting treatment of warrants and preferred share series issued is determined pursuant to the guidance provided by subtopics 470, 480, 815 and 270 of the Accounting Standard Codification (the “ASC”). Each feature of these instruments, including, without limitation, any rights relating to subsequent dilutive issuances, dividend issuances, equity sales, rights offerings, forced conversions, optional redemptions, automatic monthly conversions, dividends and exercise are assessed with determinations made regarding the proper classification on the Company’s statement of financial position, results of operations, cash flow statement and statement of changes in equity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The authoritative guidance is effective for annual reporting periods beginning after December 15, 2016. In July 2015, the FASB extended the effective date of the guidance by one year to December 15, 2017. The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory — Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.

In February, 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which provides new guidance on leases. The new guidance will increase transparency and comparability among organizations that lease buildings, equipment, and other assets by recognizing the assets and liabilities that arise from lease transactions. Current off-balance sheet leasing activities will be required to be reflected on balance sheets so that investors and other users of financial statements can more readily and accurately understand the rights and obligations associated with these transactions. Consistent with the current lease standard, the new guidance addresses both finance and operating leases. Finance leases will be accounted for in substantially the same manner as capital leases are accounted for under current GAAP. Operating leases will be accounted for (both in the income statement and statement of cash flows) in a manner consistent with operating leases under existing GAAP. However, as it relates to the balance sheet, lessees will recognize lease liabilities based upon the present value of remaining lease payments and corresponding lease assets for operating leases with limited exceptions. The new guidance will also require lessees and lessors to provide additional qualitative and quantitative disclosures to help investors and other users for financials statements assess the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an organization’s leasing activities. The new guidance is effective annual reporting periods, including interim reporting periods with those annual periods, beginning after December 15, 2018, with early application being also permitted, but not required. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations and disclosures.

Product Development Activities

During Fiscal 2016, The Company completed all development activities necessary to file a 505(b)(2) New Drug Application for its lead abuse-deterrent opioid, SequestOx™, Immediate-Release Oxycodone 5mg, 10mg, 15mg, 20mg and 30mg capsules with sequested Naltrexone Hydrochloride, for the treatment of moderate to severe pain. The Company received a waiver from the US-FDA of the $2.3 million filing fee in January 2016 and received notification from the US-FDA in March 2016 that its application was accepted for priority review with a target action date under the Prescription Drug User Fee Act (“PDUFA”) of July 14, 2016. Please note however that there can be no assurances that this product will receive marketing authorization and achieve commercialization within this time period, or at all. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

Liquidity and Capital Resources

Cash and Working Capital

The Company considers cash and working capital balances as several of the factors the Company uses in evaluating its performance, without limitation. As of March 31, 2016, the Company had cash on hand of $11.5 million and a working capital surplus of $12.1 million. The Company believes that such resources, combined with the Company’s access to the remaining balance of the equity line with Lincoln Park Capital, are sufficient to fund operations through the current operating cycle. For the fiscal year ended March 31, 2016 (hereinafter “Fiscal 2016”), we had losses from operations totaling $8.3 million, net other income totaling $7.1 million and a net loss of $0.7 million. In addition, changes in the carrying value of preferred share mezzanine equity for Fiscal 2016 were an increase of $9.3, with such amount being charged to net income available to common shareholders. Please note that the Company’s other income/(expenses) and net income available to common shareholders are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values bear a strong, inverse correlation to the market share price of the Company’s Common Stock.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2017, due in large part to its plans to conduct clinical development and commercialization activities on a range of abuse deterrent opioid products, on an accelerated and simultaneous basis. Such activities require the investment of significant amounts in clinical trials, safety and efficacy studies, bioequivalence studies, product manufacturing, regulatory expertise and filings, as well as investments in manufacturing and lab equipment and software. In order to finance these significant expenditures, the Company entered into two purchase agreements with Lincoln Park Capital Fund, LLC (“Lincoln Park”), with such agreements providing the company with equity lines totaling $50 million. We believe this amount of financing, if received, is sufficient to fund the commercialization of the abuse deterrent opioid products identified. Please see below for further details on the financing transactions with Lincoln Park.

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

Upon execution of the Purchase Agreement, we have issued 1,928,641 shares of our common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of our common stock under that agreement and we are obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of our common stock is purchased by Lincoln Park. Through June 7, 2016, we have sold to Lincoln Park an aggregate of 76.7 million shares under the Purchase Agreement for aggregate gross proceeds of approximately $21.2 million. In addition, we have issued an additional 1.0 million Commitment Shares.

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

Hakim $1,000,000 Bridge Revolving Credit Line

On October 15, 2013 (the “Hakim Credit Line Effective Date”), and as amended on January 4, 2015, we entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Nasrat Hakim, our President and CEO. Under the terms of the Hakim Loan Agreement, we have the right, in our sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. Mr. Hakim provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount matured on March 31, 2016. Amounts borrowed under the Hakim Credit Line bear interest at the rate of ten percent (10%) per annum. As of March 31, 2016, the principal balance owed under the Credit Line was $718k with an additional $71k in accrued interest being also owed, in accordance with the terms and conditions of the Credit Line. The entire principal amount due under the Hakim Credit Line, which expired on March 31, 2016, was paid on May 24, 2016. An additional $9k in interest, accrued at an annual rate of 10%, was incurred on the principal balance outstanding during the period beginning on April 1, 2016 and ending on May 24, 2016, the date on which the principal balance was paid. All interest amounts owed in relation to principal balances outstanding on the Hakim Credit Line and consisting of interest amounts due and owing as of March 31, 2016 and interest amounts incurred subsequent to March 31, 2016 and up to the date of principal repayment, were paid on May 24, 2016.

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

Please also refer to our audited financial statements and notes to financial statements as and for the fiscal year ended March 31, 2016 for further details.

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

Cash at March 31, 2016 was approximately $11.5 million, an increase of approximately $4 million from the approximately $7.5 million balance of cash at March 31, 2015.

As of March 31, 2016, our principal source of liquidity was approximately $11.5 million of cash. Additionally, we may have access to funds through the exercise of outstanding stock options and warrants and, as mentioned above, from the Lincoln Park Purchase Agreement. There can be no assurance that any of these sources will generate or provide sufficient cash.

NJEDA Bonds

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of March 31, 2016, all of the proceeds were utilized by the Company for such stated purposes.

Interest is payable semiannually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a Debt Service Reserve Fund of $366,000 in relation to the Series A Notes.

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $14,177 for the fiscal year ended March 31, 2016.

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

Contractual Obligations

The following table lists our enforceable and legally binding noncancellable obligations as of March 31, 2016:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$2,760,390	$426,542	$516,413	$347,435	$1,470,000
Capital lease obligations	133,701	101,722	31,979	—	—
Operating lease obligations(1)	155,169	155,169	—	—	—
Purchase obligations	—	—	—	—	—
Interest expense	1,205,859	196,408	296,930	213,645	498,876
Other Long-Term Liabilities	—	—	—	—	—

1	Consists of lease payments pursuant to the operating lease for 135 Ludlow Ave for the initial lease period, exclusive of taxes and insurance, expiring on December 31, 2016. The lease also includes two five year options, exercised at the sole discretion of the Company and at fixed rates, which are defined in the lease. Due to the relevance to the Company’s operations, of the facility at 135 Ludlow Avenue, the Company expects to exercise the first five year option. If such option were to be exercised, a new contractual obligation would be created, with payments totaling $1.1 million, exclusive of real estate taxes and insurance, over the full five year term of the option period.

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

Cybersecurity

As of March 31, 2016 the Company had no reportable incidents of cybersecurity

Results of Consolidated Operations:

The Company considers operating revenues, research and development costs and income (loss) from operations as several of the factors the Company uses in evaluating its performance, without limitation.

Year Ended March 31, 2016 (“Fiscal 2016”) as compared to the Year Ended March 31, 2015 (“Fiscal 2015”)

Our revenues for Fiscal 2016 were $12.5 million, an increase of $7.5 million or approximately 149% from revenues for the comparable period of the prior year, and consisted of $8.0 million in manufacturing fees and $4.5 million in license fees.

Revenues for Fiscal 2015 consisted of $3.9 million in manufacturing fees, $0.005 million in lab and product development fees, and $1.1 million in license fees. Manufacturing fees increased by approximately 107% as a result of the continued growth in the Company’s generic product sales.

Licensing fees increased by approximately 294% or $3.4 million, from $1.1 million in Fiscal 2015 to $4.5 million in Fiscal 2016. This increase is due to Epic licensing agreements and increase in profit splits from product sales relating to TAGI and Epic.

Research and development costs for Fiscal 2016 were approximately $12.4 million, a decrease of approximately $2.3 million or approximately 16% from $14.7 million of such costs for the comparable period of the prior year. The decrease was primarily due to the timing of ongoing clinical trials related to the development of Elite’s abuse deterrent opioid products. Spending includes equity based payments totaling $0.8 million made pursuant to the Epic strategic Alliance in relation to FDA’s approval of immediate release oxycodone tablets, a product included in the Epic Strategic Alliance. Clinical and lab studies includes (such as category 1, category 2 and category 3 testing as described under the FDA’s draft Guidance for Industry, Abuse-Deterrent Opioids – Evaluation and Labeling, January 2013), process development, analytical development, and regulatory development for products in our pipeline.

General and administrative expenses for Fiscal 2016 were $2.9 million no increase from $2.9 million of general and administrative expenses for the comparable period of the prior year. Please note that these levels of overhead costs are expected to continue or increase in subsequent periods.

Depreciation and amortization for Fiscal 2016 was $0.67 million, an increase of $0.05 million or approximately 8%, from $0.62 million for the comparable period of the prior year. The increase was primarily due to the expansion and upgrading of the Northvale Facility, which has required substantial investments in property, plant and equipment.

Non-cash compensation through the issuance of stock options and warrants for Fiscal 2016 was approximately $0.33 million, an increase of $0.07 million, or approximately 28% from $0.26 million for the comparable period of the prior year. The increase was due to the issuance of options to purchase an aggregate of 4,334,000 shares of Common Stock to various employees during Fiscal 2016, primarily pursuant to employment agreements, and the timing of the amortization schedule established at the time of issuance of the related stock options

As a result of the foregoing, our loss from operations for Fiscal 2016 was $8.3 million, compared to a loss from operations of $16.5 million for Fiscal 2015.

Other income for Fiscal 2016 totaled a net income of $7.1 million, a decrease in net other income of $14.6 million from the net other income of $21.7 million for the comparable period of the prior year. The decrease in other income was due to proceeds from the sale of New Jersey State tax losses totaling $0.5 million and derivative income relating to changes in the fair value of derivative liabilities during Fiscal 2016 totaling $7.4 million, as compared to a net derivative income of $20.3 million and gain on sale of investment totaling $1.7 for the comparable period of the prior year, a $14.6 million overall decrease in other income. Please note that derivative income/(expenses) are most significantly determined by the closing price of the Company’s Common Stock as of the end of each annual or quarterly reporting period, and also as of the date on which shares of the Company’s convertible preferred stock are converted into common stock, with incomes being generated by decreases in such closing prices and expenses being incurred by increases in such closing prices. The closing price of the Company’s Common Stock as of March 31, 2016 was $0.31, as compared to a closing price of $0.25 as of March 31, 2015. These variances in the closing price of the Company’s Common Stock as compared with the closing price at the end of the immediately preceding fiscal year end were significant factors in the derivative income recorded during the year ended March 31, 2016.

As a result of the foregoing, our net loss for Fiscal 2016, including credits for income taxes totaling $0.5 million was $0.7 million, compared to a net income of $5.2 million, inclusive of credit for income taxes totaling $0.003 million for Fiscal 2015.

Changes in maximum redemption value in our convertible preferred mezzanine equity, which is included in the calculation of net loss attributable to common shareholders resulted in the net loss being increased by $9.3 million for fiscal year 2016, as compared to an increase in net income attributable to common shareholders of $23.7 million for the comparable period of the prior year. Accordingly, net income (loss) attributable to common shareholders for fiscal year 2016 was net loss of $10.0 million, compared to net income attributable to common shareholders of $28.9 million for the comparable period of the prior year.

Year Ended March 31, 2015 as compared to the Year Ended March 31, 2014 (“Fiscal 2014”)

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

Licensing fees decreased by approximately 26% or $0.4 million, from $1.5 million in Fiscal 2014 to $1.1 million in Fiscal 2015. This decrease is due to Fiscal 2014 license fee revenues including a one-time milestone of $0.6 million earned pursuant to the Epic Agreement.

Research and development costs for Fiscal 2015 were approximately $14.7 million, an increase of approximately $10.7 million or approximately 275% from $4.0 million of such costs for the comparable period of the prior year. The increase was primarily due to increased activities related to the development of Elite’s abuse deterrent opioid products. Spending included clinical and lab studies (such as category 1, category 2 and category 3 testing as described under the FDA’s draft Guidance for Industry, Abuse-Deterrent Opioids – Evaluation and Labeling, January 2013), process development, analytical development, and regulatory development for products in our pipeline.

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

Non-cash compensation through the issuance of stock options and warrants for Fiscal 2015 was approximately $0.3 million, an increase of $0.2 million, or approximately 200% from $0.1 million for the comparable period of the prior year. The increase was due to the issuance of options to purchase an aggregate of 2,590,000 shares of Common Stock to various employees during Fiscal 2015, primarily pursuant to employment agreements, and the timing of the amortization schedule established at the time of issuance of the related stock options

As a result of the foregoing, our loss from operations for Fiscal 2015 was $16.5 million, compared to a loss from operations of $5.3 million for Fiscal 2014.

Other income for Fiscal 2015 totaled a net income of $21.7 million, an increase of net other income of $58.0 million from the net other expense of $36.3 million for the comparable period of the prior year. The increase in other income was due to proceeds from the sale of investment totaling $1.7 and derivative income relating to changes in the fair value of derivative liabilities during Fiscal 2015 totaling $20.3 million, as compared to a net derivative expense of $35.4 million for the comparable period of the prior year. The net other income is offset by interest expense of $0.3 million during Fiscal 2015 as compared to interest expense of $0.9 million for the comparable period of the prior year. Please note that derivative income/(expenses) are most significantly determined by the closing price of the Company’s Common Stock as of the end of each annual or quarterly reporting period, and also as of the date on which shares of the Company’s convertible preferred stock are converted into common stock, with incomes being generated by decreases in such closing prices and expenses being incurred by increases in such closing prices. The closing price of the Company’s Common Stock as of March 31, 2015 was $0.25, as compared to a closing price of $0.41 as of March 31, 2014. These variances in the closing price of the Company’s Common Stock as compared with the closing price at the end of the immediately preceding fiscal year end were significant factors in the derivative income recorded during the year ended March 31, 2015.

As a result of the foregoing, our net income for Fiscal 2015, inclusive of credits for income taxes of $.003 million was $5.2 million, compared to a net loss of $41.3 million, inclusive of credits for income taxes of $0.3 million for Fiscal 2014.

Changes in maximum redemption value in our convertible preferred mezzanine equity, which is included in the calculation of net income (loss) attributable to common shareholders resulted in net income attributable to common shareholders being increased by 23.7 million for fiscal year 2015, as compared to a net loss attributable to common shareholders being increased by $55.3 million for the comparable period of the prior year. Accordingly, net income (loss) attributable to common shareholders for fiscal year 2015 was net income of $28.9 million, compared to net loss of $(96.6) million for the comparable period of the prior year.

Material Changes in Financial Condition

Our working capital (total current assets less total current liabilities) increased by $4.8 million from $7.3 million as of March 31, 2015 to $12.1 million as of March 31, 2016, with such increase being primarily due to the loss from operations sustained during Fiscal 2016 being financed by capital financings that included $6.2 million in proceeds from the sale of Common Stock pursuant to the Purchase Agreement with Lincoln Park and $3.0 million in proceeds from the exercise of cash warrants and options, offset in large part by purchases of fixed assets and leasehold improvements totaling $1.9 million and payment on principal of $0.6 million in NJEDA Bonds and other loans. Please note that capital financings provide cash to the Company without a corresponding current liability and accordingly have an accretive effect on working capital.

Net cash used in operations was $2.8 million for fiscal year ended March 31, 2016, primarily due to our net loss from continuing operations of $0.7 million, offset by non-cash income totaling $4.0 million, which included, without limitation, depreciation and amortization charges of $0.67 million, net income from the change in fair value of derivative liabilities of $7.4 million, non-cash expenses totaling $2.3 million which were paid via the issuance of Common Stock and non-cash compensation accrued of $0.6 million. In addition, net cash provided by operations was effected by changes in the balances of assets and liabilities, including, without limitation, decrease in account receivables and prepaid expenses totaling $0.2 million, and an increase in deferred revenues of $4.2 million, each of which result in a net increase in cash, offset by increases in inventories of $0.3 million and decreases in accounts payables and other current liabilities of $2.2 million, each of which result in a net decrease in cash. In addition to the negative operating cash flow, the Company applied $1.9 million of cash to investing activities, with such amount being used almost entirely for the purchases of property and equipment. These cash outflows were funded by $8.7 million in cash provided by financing, with such amount principally consisting of $6.2 million in proceeds from the sale of Common Stock to Lincoln Park Capital, $3.0 million in proceeds from the exercise of cash warrants and options, offset by $0.6 million in bond and loan principal payments. Overall, as a result of the foregoing, the Company had a net increase in cash of $4.0 million during Fiscal 2016.

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

We experienced negative cash flows from operations of $15.1 million for Fiscal 2015, primarily due to our net income of $28.9 million, offset by non-cash other income items totaling $43.2 million included in the net income, combined with increases in accounts payable and accrued liabilities of $1.2 million (resulting in a positive effect on cash flow), and offset by increases in accounts receivable, inventory and prepaid expenses of $2.1 million (resulting in a negative effective on cash flow). In addition to the negative operating cash flow, the Company realized a net inflow from investments of $2.9 million as a result of the $5 million in proceeds received from the sale of its investment in Novel Laboratories, offset by $2.4 million in investments, which principally consisted of $2.0 million being used for the purchases of property and equipment. Cash outflows were further funded by $12.7 million in cash provided by financing, with such amount principally consisting of $13.2 million in proceeds from the sale of Common Stock to Lincoln Park Capital, $0.9 million in proceeds from the exercise of cash warrants and options, offset by $1.3 million in bond and loan principal payments. Overall, as a result of the foregoing, the Company had a net increase in cash of $0.5 million during Fiscal 2015.

We experienced negative cash flows from operations of $4.2 million for Fiscal 2014, primarily due to our net loss of $41.3 million, offset by net non-cash other expense items totaling $37.1 million included in the net loss, combined with increases in accounts payable and accrued liabilities of $0.7 million (resulting in a positive effect on cash flow), and offset by increases in accounts receivable, inventory and prepaid expenses of $0.8 million (resulting in a negative effective on cash flow). In addition to the negative operating cash flow, the Company applied $0.6 million of cash to investing activities, with such amount being used almost entirely for the purchases of property and equipment. These cash outflows were funded by $11.3 million in cash provided by financing, with such amount principally consisting of $10.0 million in proceeds from the sale of Common Stock to Lincoln Park Capital, $0.9 million in proceeds from the exercise of cash warrants and options and $0.6 million in proceeds from draws on related party lines of credit. Overall, as a result of the foregoing, the Company had a net increase in cash of $6.6 million during Fiscal 2014.

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

The Company disaggregates its product revenues into the type of marketing authorization relating to each product, specifically the following two reportable segments:

1. ANDA’s for generic products; or

2. NDA’s for branded products.

Asset information is not reviewed or included within the Company’s internal management reporting. Accordingly, the Company does not disclose asset information for each reportable segment.

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

LEASES

Lease agreements are evaluated to determine if they are capital leases meeting any of the following criteria at inception: (a) transfer of ownership; (b) bargain purchase option; (c) the lease term is equal to 75 percent or more of the estimated economic life of the leased property; or (d) the present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor.

If, at its inception, a lease meets any of the four lease criteria above, the lease is classified by the Company as a capital lease; and if none of the four criteria are met, the lease is classified by the Company as an operating lease.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

We maintain all of our cash, cash equivalents and restricted cash in three financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions. However, no assurances can be given that the third party institutions will retain acceptable credit ratings or investment practices.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and filed as a part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in its Current Report on Form 8-K filed with the Commission on February 4, 2016, effective January 29, 2016, Demetrius Berkower LLC (“Demetrius”) was dismissed as the Company’s independent registered public accounting firm and Buchbinder Tunick & Company was engaged as its new independent registered public accounting firm.

The reports of Demetrius on the Company’s consolidated financial statements for the fiscal year ended March 31, 2015 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended March 31, 2015, and in the subsequent interim period from April 1, 2015 through and including January 29, 2016, there were no disagreements with Demetrius on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Demetrius’s satisfaction, would have caused Demetrius to make reference to the subject matter of the disagreement in connection with its report. During the fiscal year ended March 31, 2015, and in the subsequent interim period from April 1, 2015 through and including January 29, 2016, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal year ended March 31, 2015, and in the subsequent interim period from April 1, 2015 through and including January 29, 2016, the Company did not consult Buchbinder Tunich & Company LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit option that might be rendered on the Company’s consolidated financial statements.

ITEM 9A	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the fiscal year ended March 31, 2016, due to the existence of the material weakness in the Company’s internal controls over financial reporting described below, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal controls over financial reporting are a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial over financial reporting based on the framework described in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission, as revised in 2013. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the fiscal year ended March 31, 2016 due to the existence of the material weakness in internal control over financial reporting described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal controls over financial reporting as of the fiscal year ended March 31, 2016 due to the existence of the following material weakness identified by management:

Segregation of Duties

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

The Company did not maintain adequate segregation of duties in our accounting and financial reporting process. The Company has not appropriately restricted access to our accounting applications to appropriate users and does not have processes in place that ensure that appropriate segregation of duties is maintained. Certain personnel have access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without independent monitoring. This allows for the creation, review and processing of certain financial data without independent review and authorization. There are also certain financial personnel that have incompatible duties, including in the areas of cash disbursements, payroll, and journal entry reviews. The Company has not yet completed the process of assigning different people the responsibilities of authorizing transactions, recording transactions, and maintaining custody of assets to sufficiently reduce the opportunities to allow any person to be in a position to both perpetrate and conceal errors or fraud in the normal course of the person’s duties. Particularly in the areas of purchases, cash disbursements, journal entry review and payroll, certain individuals have incompatible duties that limit our ability to identify and detect errors or fraud that may occur.

Remediation efforts to address the material weakness relating to segregation of duties

The Company recognized that it did not maintain an effective control environment during Fiscal 2016 which contributed to the Company not having effective controls to ensure that potential errors or misstatements may occur, but may not be detected.

During Fiscal 2016, the Company created and staffed a new accounting position, with such position contributing improved segregation of duties in the areas of purchasing, accounts payable processing, and timesheet management. In addition, improved segregation of duties has been achieved in the areas of cash disbursements, banking management, inventory control and manufacturing accounting, through increased delegation of duties to a staff accounting position that was created and staffed in Fiscal 2015.

The Company intends to focus more resources on internal control procedures during Fiscal 2017. The Company has engaged a third party consultant to assist with the enhancement of its control documentation as well as with developing a more robust control environment that once implemented would help remediate the material weakness described above. As part of this process, the Company will develop a Segregation of Duties Matrix and update and enhance business processes, documentation and job roles to fully implement this matrix. The Company will also be evaluating an enhancement in the financial and enterprise resource planning systems for some point in the future but will also focus on effective compensating controls until the financial/ERP software can be upgraded or replaced.

As the Company continues to evaluate and work to improve internal controls over financial reporting, the Company may determine to take additional measures to address the material weakness or determine to modify the remediation efforts described above. Until the remediation efforts discussed above, including any additional remediation efforts that the Company identifies as necessary, are implemented, tested and deemed to be operating effectively, the material weakness described above will continue to exist.

Disclosure controls and procedures and internal controls over financial reporting of complex accounting issues

After receiving a comment letter from the SEC in connection with standard periodic reviews of our Form 10-K for the Fiscal Year Ended March 31, 2015, our Form 10-Q for the Quarterly Period Ended June 30, 2015 and, in the process of review, our Form 10-Q, as amended, for the Quarterly Period Ended September 30, 2015, we identified material weaknesses in internal controls over financial reporting of complex accounting issues. The specific material weaknesses include the fact that the Company experienced difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and SEC reporting regulations related to

•	the recognition of revenue relating to a $5 million non-refundable payment received in relation to a licensing agreement and;

•	the accounting treatment of convertible preferred stock and preferred derivative liabilities associated with the share issuances.

Remediation efforts to address the material weakness relating to financial reporting of complex accounting issues

In response to these material weaknesses, management developed a remediation plan to address the material weaknesses identified. The Company implemented the following remediation actions during Fiscal 2016, with such actions being effective for the quarters ending December 31, 2015 and March 31, 2016:

•	Additional review and reconciliation steps were added to the revenue recognition process to ensure that review is appropriately recognized in the proper period.
•	The Company engaged a third-party subject matter expert to aid in identifying and applying GAAP rules related to complex accounting transactions.
•	The Company has improved its in-house technical research resources.

While Management believes the remediation actions discussed above to be effectively designed, we also believe that there has not yet been a sufficient period of time upon which such actions can demonstrate the successful remediation of the material weaknesses relating to financial reporting and disclosure of complex accounting issues in accordance with GAAP and SEC reporting regulations as of the fiscal year ended March 31, 2016. We will continue to vigorously monitor the operation of these remediation actions to assess their efficacy in remediating the relevant material weakness in internal controls.

The effectiveness of the Company’s internal controls over financial reporting as of March 31, 2016 has been audited by Buchbinder Tunic, the Company’s independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth quarter of fiscal 2016 that have materially effected, or a reasonably likely to materially effect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Elite Pharmaceuticals, Inc. and Subsidiary

We have audited Elite Pharmaceuticals, Inc. and Subsidiary’s (“the Company”) internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Material weaknesses in internal control over financials reporting resulted from a lack of segregation of duties in the payroll, accounting and procure to pay cycles, as well as, the lack of oversight in analyzing and recording complex accounting transactions. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applies in our audit of the 2016 financial statements, and this report does not affect our report dated June 15, 2016, on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Elite Pharmaceuticals Inc. & Subsidiary has not maintained effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders’ deficit and cash flows of Elite Pharmaceuticals, Inc. and Subsidiary, and our report dated June 15, 2016, expressed an unqualified opinion.

/s/ Buchbinder Tunick & Company, LLP

Wayne, New Jersey

June 15, 2016

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

Name	Age	Position	Director / Officer Since	Director Tier
Nasrat Hakim	55	President, Chief Executive Officer and Director	August 1, 2013	III
Barry Dash, Ph. D.	85	Director	April 2005	II
Jeffrey Whitnell	60	Director	October 2009	III
Eugene Pfeifer	76	Director	April 2016	I
Davis Caskey	68	Director	April 2016	I
Carter J. Ward	52	Chief Financial Officer, Secretary and Treasurer	July 2009
Douglas Plassche	52	Executive Vice President of Operations	August 2013

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

Nasrat Hakim

Nasrat Hakim has served as a Director, President and Chief Executive officer since August 1, 2013. Mr. Hakim has more than 30 years of pharmaceutical and medical industry experience in Quality Assurance, Analytical Research and Development, Technical Services and Regulatory Compliance. He brings with him proven management experience, in-depth knowledge of manufacturing systems, development knowledge in immediate and extended release formulations and extensive regulatory experience of GMP and FDA regulations. From 2004 to 2013, Mr. Hakim was employed by Actavis, Watson and Alpharma in various senior management positions. Most recently, Mr. Hakim served as International Vice President of Quality Assurance at Actavis, overseeing 25 sites with more than 3,000 employees under his leadership. Mr. Hakim also served as Corporate Vice President of Technical Services, Quality and Regulatory Compliance for Actavis U.S., Global Vice President, Quality and Regulatory Compliance for Alpharma, as well as Executive Director of Quality Unit at TheraTech, overseeing manufacturing and research and development. In 2009, Mr. Hakim founded Mikah Pharma, LLC, a virtual, fully functional pharmaceutical company. Mr. Hakim holds a Bachelor in Chemistry/Bio-Chemistry and Masters of Science in Chemistry from California State University at Sacramento, Sacramento, CA; a Masters in Law with Graduate Certification in U.S. and International Taxation from St. Thomas University, School of Law, Miami, FL.; and a Graduate Certification in Regulatory Affairs (RAC) from California State University at San Diego, San Diego, CA. Mr. Hakim’s leadership experience (consisting of extensive experience in senior management positions, responsible for 25 global manufacturing/regulatory sites with more than 3,000 employees under his leadership), industry experience (comprising more than 30 years of pharmaceutical and medical industry experience served in various quality assurance, analytical research and development/technical services and compliance positions) and academic experience (including Bachelor degrees in Chemistry and Bio-Chemistry, Masters degrees in Chemistry and Law, with Graduate Certification in U.S. and International Taxation, and a Graduate Certification in Regulatory Affairs) led to the conclusion that he is qualified to serve as a director.

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

Jeffrey Whitnell

Jeffrey Whitnell has served as a Director since October 23, 2009, Chairman of the Audit Committee since October 23, 2009, member of the Compensation Committee since October 23, 2009 and designated by the Board as an “audit committee financial expert” as defined under applicable rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Since January 2016, Mr. Whitnell has served as the Vice President, Finance & Controller for LifeWatch Services. From June2010 to March 2015, Mr. Whitnell was the Chief Financial Officer for ReliefBand Medical Technologies, a medical device company. From June 2009 to June 2010, Mr. Whitnell provided financial consulting services to various healthcare companies, including ReliefBand Medical Technologies. From June 2004 to June 2009, Mr. Whitnell was Chief Financial Officer and Senior Vice President of Finance at Akorn, Inc.  From June 2002 to June 2004, Mr. Whitnell was Vice President of Finance and Treasurer for Ovation Pharmaceuticals.  From 1997 to 2001, Mr. Whitnell was Vice President of Finance and Treasurer for MediChem Research.  Prior to 1997, Mr. Whitnell held various finance positions at Akzo Nobel and Motorola.  Mr. Whitnell began his career as an auditor with Arthur Andersen & Co. He is a certified public accountant and holds an M.B.A. in Finance from the University of Chicago and a B.S. in Accounting from the University of Illinois.  Mr. Whitnell’s qualifications as an accounting and audit expert provide specific experience to serve as a director for the Company.

Eugene Pfeifer

Eugene Pfeifer has served as a Director since April 7, 2016. Mr. Pfeifer brings with him more than 45 years of regulatory and trade experience, most recently having served as a law partner at King & Spalding in Washington DC from 1986 to 2009 and prior to that as a law partner at the Burditt, Bowles & Radzius from 1980 to 1985. Since retiring from legal practice in 2009, Mr. Pfeifer has worked as a consultant to companies, including consultation for the Company, by providing his expertise regarding FDA and FTC issues. Among his many accomplishments, he was a major participant in the development of the Drug Price Competition and Patent Term Restoration Act of 1984, and provided strategic counseling to companies affected by that statue. In addition, he has provided regulatory advice and representation on a wide variety of FDA, FTC, and DEA regulated activities, including product approval, advertising, promotion, and compliance issues.

Prior to working at Burditt, Bowles and Radzius, Mr. Pfeifer served from 1974 to 1975 in the General Counsel's office of the Federal Trade Commission, where he represented the FTC in Federal Court to enjoin violations of the Federal Trade Commission Act, and served ten years in the Chief Counsel's Office at the FDA as Associated Chief Counsel for Enforcement, Associate Chief Counsel for Drugs and Deputy Chief Counsel for Regulations and Hearings. During his tenure at the FDA, he was the FDA's lead litigator and Appellate Court advocate, and he briefed the FDA's cases before the Supreme Court. Mr. Pfeifer is a graduate of Brown University and the Georgetown University Law Center. Mr. Pfeifer’s qualifications and extensive experience in the areas of regulatory affairs, legislation and FDA representation, led the Board to conclude that Mr. Pfeifer is qualified to be a member of the Company’s Board of Directors.

Davis Caskey

Davis Caskey has served as a Director since April 28, 2016. He brings more than 40 years of pharmaceutical industry experience to this position. Mr. Caskey is currently President & CEO of Caskey LLC, which he formed in 2013 to serve as an umbrella to manage his pharmaceutical consulting and other business interests. From 1990 to 2013, Davis served as the operating officer of ECR Pharmaceuticals, of which he was a founding member. HiTech Pharmacal acquired the privately held ECR in 2009 and Mr. Caskey continued in his role until retiring in 2013. At ECR, Mr. Caskey was credited with the establishment of the company's sales and marketing structure, its product distribution format, and the development and management of the firm’s internal organization. His responsibilities included the oversight of drug development and regulatory filings, product acquisitions, and acquisition of other companies. A primary focus was to conceive and develop, with the assistance of key strategic partners, unique dosage forms and extended release formulations of products which enhance patient compliance and safety. Prior to ECR, Mr. Caskey was employed by A.H. Robins for 18 years in various field and home office management positions. His experience brings critical insight into the marketing and distribution of pharmaceutical products in a rapid and ever changing competitive marketplace. Mr. Caskey attended the University of Texas (Austin) and Lamar University, and holds bachelor’s and master’s degrees.

Jerry Treppel

Jerry Treppel served as a Director from October 28, 2008 to January 11, 2016, Chairman of the Board from November 6, 2008 to January 11, 2016 and Chief Executive Officer from September 15, 2009 to July 31, 2013. Mr. Treppel is currently a Managing Director of ArcLight Advisors, an investment bank specializing in the health care sector. From October 2008 through March 2013, Mr. Treppel was Managing Director of Ledgemont Capital Group LLC, a boutique merchant bank that provided access to capital and corporate advisory services to public and private companies. Additionally, he served as the managing member of Wheaten Capital Management LLC, a capital management company focusing on investments in the health care sector from 2003 to 2008.Over the past 20 years, Mr. Treppel was an equity research analyst focusing on the specialty pharmaceuticals and generic drug sectors at several investment banking firms including Banc of America Securities, Warburg Dillon Read LLC (now UBS), and Kidder, Peabody & Co. He previously served as a healthcare services analyst at various firms, including Merrill Lynch & Co. He also held administrative positions in the healthcare services industry early in his career. From 2003 to 2009, Mr. Treppel served as a member of the board of directors of Akorn, Incorporated (NASDAQ: AKRX), a specialty pharmaceutical company engaged in the development, manufacturing and marketing of branded and multi-source pharmaceutical products and vaccines. Mr. Treppel also served as the Chair of Akorn’s Nominating and Corporate Governance Committee and as a member of its Audit Committee and Compensation Committee. Mr. Treppel holds a BA in Biology from Rutgers College in New Brunswick, N.J., an MHA in Health Administration from Washington University in St. Louis, Mo., and an MBA in Finance from New York University. Mr. Treppel has been a Chartered Financial Analyst (CFA) since 1988. Mr. Treppel’s knowledge of the pharmaceutical industry as well as his education credentials and his experience as a member of the board of directors of Akorn, Incorporated led to the conclusion that he is qualified to serve as a director.

Jeenarine Narine

Jeenarine Narine served as a Director from June 24, 2009 to April 7, 2016. Mr. Narine was elected as a member of Elite’s Board in June 2009 as one of three directors designated by Epic pursuant to the terms of the Epic Strategic Alliance Agreement (see Item 13: “Certain Relationships And Related Transactions And Director Independence; Certain Related Person Transactions; Strategic Alliance Agreement/Transactions With Epic Pharma LLC And Epic Investments LLC” below). Since December 2010, Mr. Narine has been the President and Chief Operating Officer of Epic Pharma, LLC, a manufacturer of generic pharmaceuticals and Elite’s strategic partner pursuant to the Epic Strategic Alliance Agreement, in which capacity he oversees all manufacturing operations. From July 2008 to December 2010, Mr. Narine served as Epic Pharma’s Executive Vice President of Manufacturing and Operations. Mr. Narine is also the current President of Eniran Manufacturing Inc., a contract manufacturer of dietary and nutritional supplements, and has held such office since 2000. In addition, Mr. Narine has been since 1989 the President of A&J Machine Inc., a company owned by Mr. Narine that is engaged in the sales of new and used pharmaceutical manufacturing equipment. In addition to this professional experience, Mr. Narine graduated from the Guyana Industrial Institute, where he studied Metalology and Welding. Mr. Narine’s experience as President and Chief Operating Officer and, previously, as Executive Vice President of Manufacturing and Operations of Epic Pharma LLC and his knowledge of pharmaceutical manufacturing equipment led to the conclusion that he is qualified to serve as a director.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our Officers, Directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we found that, during the fiscal year ended March 31, 2016, Douglass Plassche filed Form 3 late on Form 5 and reported two transactions late on this Form 5. Jeenarine Narine filed one Form 4 late and reported three transactions late on this Form 4. Jerry Treppel filed two Forms 4 late and reported eight transactions (two and six) late on these Forms 4. Ashok Nigalaye filed two Forms 4 late and reported nine transactions (five and four) late on these Forms 4. Mikah Pharma, LLC filed two Forms 4 late and reported two transactions late on these Forms 4.

Committees of the Board

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee.

Audit Committee

During Fiscal 2016, the members of the Audit Committee were Jeffrey Whitnell (Chairman of the Audit Committee), and Dr. Barry Dash. We deem Messrs. Whitnell and Dash to be independent and Mr. Whitnell to be qualified as an audit committee financial expert. The Board of Directors has determined that Messrs. Whitnell and Dash are independent directors as (i) defined in Rule 10A-3(b)(1)(ii) under the Exchange Act and (ii) under Sections 803A(2) and 803B(2)(a) of the NYSE MKT LLC Company Guide (although our securities are not listed on the NYSE MKT LLCE or any other national exchange).

Nominating Committee

During Fiscal 2016, the members of the Nominating Committee were Dr. Barry Dash and Jeenarine Narine. There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our last Annual Report on Form 10-K. Mr. Narine resigned as a Director on April 7, 2016.

Compensation Committee

During Fiscal 2016, the members of the Compensation Committee were Dr. Barry Dash (Chairman of the Nominating Committee), and Jeffrey Whitnell.

Code of Conduct and Ethics

At the first meeting of the Board of Directors following the annual meeting of stockholders held on June 22, 2004, and as further updated effective July 2009, the Board of Directors adopted a Code of Business Conduct and Ethics that is applicable to the Company’s directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available on our website at www.elitepharma.com, under Investor Relations.

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

Role of the Compensation Committee

The Company formed the Compensation Committee in June 2007. Since the formation of the Compensation Committee all elements of the executives’ compensation are determined by the Compensation Committee, which is comprised of a two independent non-employee directors, and one director who is also the Company’s Chief Scientific Officer. However, the Compensation Committee’s decisions concerning the compensation of the Company’s Chief Executive Officer are subject to ratification by the independent directors of the Board of Directors. As of March 31, 2016, the members of the Compensation Committee were Dr. Barry Dash and Jeffrey Whitnell. The Committee operates pursuant to a charter. Under the Compensation Committee charter, the Compensation Committee has authority to retain compensation consultants, outside counsel, and other advisors that the committee deems appropriate, in its sole discretion, to assist it in discharging its duties, and to approve the terms of retention and fees to be paid to such consultants. The Compensation Committee did not engage any advisors.

Named Executive Officers and Key Employees

The named executive officers and key employees for the fiscal year ended March 31, 2016 were:

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

Agreements with Named Executive Officers

Nasrat Hakim

Pursuant to his August 2013 employment agreement, and as amended on January 12, 2016 (the “Hakim Employment Agreement”), Mr. Hakim receives an annual salary of $500,000 per year. The Salary is paid in shares of the Company’s Common Stock pursuant to the Company’s current procedures for paying Company executives in Stock. He also is entitled to an annual bonus equal to up to 100% of his annual salary, payable in accordance with the Company’s payroll practices, with such being based upon his ability to meet certain Company milestones to be determined by the Company’s Board of Directors. The Board may also award discretionary bonuses in its sole discretion. Mr. Hakim is entitled to employee benefits (e.g., health, vacation, employee benefit plans and programs) consistent with other Company employees of his seniority and a car allowance. The Hakim Employment Agreement contains confidentially, non-competition and other standard restrictive covenants.

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

On March 1, 2016, Mr. Ward’s compensation was adjusted to include a total compensation of $192,816, consisting of $162,816 being paid in accordance with the Company’s payroll practices and $30,000 being paid by the issuance of restricted shares of Common Stock in lieu of cash.

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

On March 1, 2016, Mr. Plassche’s compensation was adjusted to include a total base compensation of $253,552, consisting of $228,552 being paid in accordance with the Company’s payroll practices and $25,000 being paid by the issuance of restricted shares of Common Stock in lieu of cash.

The Common Stock component of Mr. Plassche’s compensation is to be computed on a quarterly basis, with the number of shares issued being equal to the quotient of the quarterly amount due, divided by the average daily closing price of the Company’s Common Stock for the quarter just ended.

Barbara Ellison

On March 3, 2014, the Company entered into an employment agreement with Ms. Barbara Ellison (the “Ellison Employment Agreement”). Pursuant to the Ellison Employment Agreement, Ms. Ellison serves as an at-will employee, in the position of Vice President of Quality Operations and Regulatory Affairs, commencing on March 24, 2014. The Ellison Employment Agreement includes a total base compensation of $190,000, consisting of $165,000 being paid in accordance with the Company’s payroll practices and $25,000 being paid by the issuance of restricted shares of Common Stock in lieu of cash. Ms Ellison is also eligible for an annual bonus in cash and/or equity based awards for up to an equivalent of 25% of base salary, with such annual bonus being granted based upon the achievement of agreed milestones in the discretion of the Company and its Chief Executive Officer. In addition, pursuant to the Ellison Employment Agreement, Ms. Ellison was granted options to purchase 600,000 shares of Common Stock, at a price of $ 0.33 per share, (the closing price of the Common Stock on the date of the Ellison Employment Agreement). The options were issued pursuant to the 2009 Employee Stock Option Plan and vest over a period of three years with the vesting period commencing one year from the date of issuance.

Ms. Ellison’s employment is terminable by either party. If the Company terminates Ms. Ellison without cause, Ms. Ellison is entitled to an amount equal to six months of base annual salary in effect upon the date of termination.

On March 1, 2015, Ms. Ellison ‘s compensation was adjusted to include a total base compensation of $193,800, consisting of $168,800 being paid in accordance with the Company’s payroll practices and $25,000 being paid by the issuance of restricted shares of Common Stock in lieu of cash.

The Common Stock component of Ms. Ellison’s compensation is to be computed on a quarterly basis, with the number of shares issued being equal to the quotient of the quarterly amount due, divided by the average daily closing price of the Company’s Common Stock for the quarter just ended.

Ms. Ellison retired from the Company, effective June 1, 2016 and is no longer an employee of the Company. As of the date of Ms. Ellison’s retirement, the options issued to Ms. Ellison were not fully vested, with 400,000 shares being vested and 200,000 shares being non-vested. Pursuant to the 2009 Employee Stock Option Plan, vesting of options require that the employee holder of such options be employed by the Company on each vesting date. Accordingly, future vesting of the non-vested option to purchase 200,000 held by Ms. Ellison at the time of her retirement’s retirement is prohibited. The vested options to purchase up to 400,000 shares at a price of $0.33 per share expire 90 days from the date of termination of Ms. Ellison’s employment with the Company, pursuant to the 2009 Employee Stock Option Plan.

George Kenneth Smith

On October 20, 2014, the Company entered into an employment agreement with Mr. George Kenneth Smith (the “Smith Employment Agreement”). Pursuant to the Smith Employment Agreement, Mr. Smith serves as an at-will employee, in the position of Vice President, Legal, commencing on October 20, 2014. The Smith Employment Agreement includes a total base compensation of $400,000, consisting of $150,000 being paid in accordance with the Company’s payroll practices and $250,000 being paid by the issuance of restricted shares of Common Stock in lieu of cash. Mr Smith is also eligible for an annual bonus and discretionary bonus, with such being at the discretion of the Company and its Chief Executive Officer. In addition, pursuant to the Smith Employment Agreement, Mr. Smith was granted options to purchase 1,500,000 shares of Common Stock, at a price of $ 0.29 per share, (the closing price of the Common Stock on the date of the Smith Employment Agreement). The options were issued pursuant to the 2009 Employee Stock Option Plan and vest over a period of three years with the vesting period commencing one year from the date of issuance.

Mr Smith’s employment is terminable by either party. If the Company terminates Mr. Smith without cause, or if Mr. Smith is terminated upon a change of control event, as defined in the Smith Employment Agreement, Mr. Smith is entitled to an amount equal to one year of base annual salary in effect upon the date of termination.

On March 1, 2016, Mr. Smith’s compensation was adjusted to include a total base compensation of $412,000, consisting of $162,000 being paid in accordance with the Company’s payroll practices and $250,000 being paid by the issuance of restricted shares of Common Stock in lieu of cash.

The Common Stock component of Mr. Smith’s compensation is to be computed on a quarterly basis, with the number of shares issued being equal to the quotient of the quarterly amount due, divided by the average daily closing price of the Company’s Common Stock for the quarter just ended.

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

Mr. Treppel stepped down from his position as Chief Executive Officer and was replaced by Mr. Nasrat Hakim in this position in August 2013. Mr. Treppel resigned from the Board of Directors in January 2016.

Chris C. Dick

On November 13, 2009, the Company entered into an employment agreement with Mr. Dick as our President and Chief Operating Office (the “Dick Employment Agreement”). The Dick Employment Agreement is terminable at the will of either the Company or Mr. Dick, with no notice or cause required. The Dick Employment Agreement provided for a base salary of $200,000, with $175,000 of this amount being paid in accordance with the Company’s payroll practices and $25,000 of this amount being paid via the issuance of restricted shares of Common Stock in lieu of cash. The Common Stock component of Mr. Dick’s compensation is to be computed on a quarterly basis, with the number of shares issued being equal to the quotient of the quarterly amount due, divided by the average daily closing price of the Company’s Common Stock for the quarter just ended.

In addition, the Dick Employment Agreement provided for 25 days of paid vacation, the right to participate in all health insurance plans maintained by the Company for its employees, a monthly auto allowance of $700 and term life insurance in the amount of $500,000 payable to Mr. Dick’s estate.

The Dick Employment Agreement also required Mr. Dick’s execution of a Proprietary Rights Agreement.

The Board of Directors of the Company increased Mr. Dick’s base salary to $205,000, effective January 1, 2013, with $175,000 of this amount being paid in accordance with the Company’s payroll practices and $25,000 of this amount being paid via the issuance of restricted shares of Common Stock in lieu of cash. The Common Stock component of Mr. Dick’s compensation is to be computed on a quarterly basis, with the number of shares issued being equal to the quotient of the quarterly amount due, divided by the average daily closing price of the Company’s Common Stock for the quarter just ended.

Mr. Dick stepped down from his employment with the Company on May 24, 2013 and the Dick Employment Agreement was terminated. Mr. Dick continues to provide consulting services to the Company.

Hedging Policy

We do not permit the Named Executive Officers to “hedge” ownership by engaging in short sales or trading in any options contracts involving securities.

Options Exercises and Stock Vested

No options have been exercised by our Named Executive Officers during the 2016 Fiscal Year.

Options to purchase an aggregate of 1,750,000 shares of Common Stock and issued to Named Executive Officers in prior fiscal years vested during Fiscal 2016.

Pension Benefits

We do not provide pension benefits to the Named Executive Officers

Nonqualified Deferred Compensation

We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change of Control

We do not presently provide the Named Executive Officers with any plan or arrangement, other than those that may be contained in the employment contracts of Mr. Nasrat Hakim, Mr. Douglass Plassche, and Mr. George Kenneth Smith, as above, in connection with any termination, including, without limitation, through retirement, resignation, severance or constructive termination (including a change in responsibilities) of such Named Executive Officer’s employment with the Company.

As part of the Company’s efforts to ensure the retention and continuity of key employees, officers and directors in the event of a change of control of the ownership of the Company, unless otherwise stated in applicable employment contracts, key executives would receive an amount equal to twelve months of such executive’s salary, and certain Directors and managers would receive an amount equal to six months of such Director’s or manager’s fees or salaries, as applicable. In addition, any outstanding and unvested options would immediately vest, in the event of a change of control.

Compensation of named executive officers

Summary Compensation Table
Name and Principal Position	Fiscal Year		Salary(1) ($)		Bonus(1) ($)		Option Awards(1) ($)		All Other Compensation(1) ($)		Total ($)
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors
	2016	(1)	387,500	(2)	387,500	(3)	—		18,000	(4)	793,000
	2015	(1)	350,000	(2)	350,000	(3)	—		18,000	(4)	718,000
	2014	(1)	233,254	(2)	233,254	(3)	—		12,000	(4)	478,666

Carter J. Ward, Chief Financial Officer
	2016	(1)	187,668	(5)	30,000	(6)	—		—		217,668
	2015	(1)	180,600	(5)	36,000	(6)	—		—		216,600
	2014	(1)	161,250	(5)	—		—		—		161,250

Douglas Plassche, Executive Vice President(12)
	2016	(1)	244,613	(7)	73,140	(8)	—		6,000	(4)	328,753
	2015	(1)	231,150	(7)	69,000	(8)	—		6,000	(4)	306,150
	2014	(1)	146,948	(7)	23,926	(8)	202,497	(9)	3,750	(4)	376,770

Barbara Ellison, Vice President(13)
	2016	(1)	193,800	(10)	—		—		—		193,800
	2015	(1)	190,317	(10)	10,000	(11)	188,356	(12)			388,673
	2014	(1)	4,231	(10)	—		—		—		4,231

George Kenneth Smith, Vice President
	2016	(1)	401,000	(14)	—		—		—		401,000
	2015	(1)	178,707	(14)	—		412,360	(15)	—		591,067
	2014	(1)	—		—		—		—		—

Jerry Treppel, Chief Executive Officer and Chairman of the Board of Directors(16)
	2016	(1)	—		—		—		23,404	(17)	23,404
	2015	(1)	—		—		—		30,000	(17)	30,000
	2014	(1)	—		—		—		30,000	(17)	30,000

Chris Dick, President and Chief Operating Officer(18)
	2016	(1)	—		—		—		—		—
	2015	(1)	—		—		—		—		—
	2014	(1)	39,787	(19)	—		—		1,400	(4)	33,768

(1)	Represents amounts paid or accrued for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

(2)	Represents total salaries paid or accrued to Mr. Hakim pursuant to the Hakim Employment Agreement, with such amounts to be paid via the issuance of Common Shares in lieu of cash.

A total of 1,061,079 Common Shares have been issued and an additional 384,366 Common Shares are due and owing to Mr. Hakim in relation to salaries earned by Mr. Hakim during Fiscal 2016.

A total of 1,168,806 Common Shares were issued to Mr. Hakim in full payment of salaries earned by Mr. Hakim during Fiscal 2015.

A total of 1,528,822 Common Shares were issued to Mr. Hakim in full payment of salaries earned by Mr. Hakim during Fiscal 2014.

(3)	Represents bonuses paid or accrued to Mr. Hakim pursuant to the Hakim Employment Agreement, with amounts accrued for periods prior to January 1, 2016 being paid via the issuance of Common Shares in lieu of cash and amounts accrued for periods subsequent to January 1, 2016 to be paid in accordance with the Company’s payroll practices.

A total of 1,061,079 Common Shares were issued to Mr. Hakim in payment of bonuses totaling $262,500 accrued during Fiscal 2016. The remaining $125,000 in bonuses owed to Mr. Hakim for Fiscal 2016 will be paid in accordance with the Company’s payroll practices.

A total of 1,168,806 Common Shares were issued to Mr. Hakim in full payment of bonuses earned by Mr. Hakim during Fiscal 2015.

A total of 1,528,822 Common Shares were issued to Mr. Hakim in full payment of bonuses earned by Mr. Hakim during Fiscal 2014.

(4)	Represents amounts paid for auto allowances

(5)	Represents salaries earned by Mr. Ward pursuant to the Ward Employment Agreement

Fiscal 2016 salaries consist of $157,668 being paid in accordance with the Company’s payroll practices and $30,000 being paid via the issuance of 90,950 shares of Common Stock in lieu of cash with an additional 23,062 shares of Common Stock being owed.

Fiscal 2015 salaries consist of $150,600 being paid in accordance with the Company’s payroll practices and $30,000 being paid via the issuance of 100,183 shares of Common Stock in lieu of cash.

Fiscal 2014 salaries consist of $131,750 being paid in accordance with the Company’s payroll practices and $30,000 being paid via the issuance of 262,271 shares of Common Stock in lieu of cash.

(6)	Discretionary cash bonuses awarded by the Chief Executive Officer

(7)	Represents salaries earned by Mr. Plassche pursuant to the Plassche Employment Agreement

Fiscal 2016 salaries consist of $219,613 being paid in accordance with the Company’s payroll practices and $25,000 being paid via the issuance of 75,791 shares of Common Stock in lieu of cash with an additional 19,218 shares of Common Stock being owed.

Fiscal 2015 salaries consist of $206,150 being paid in accordance with the Company’s payroll practices and $25,000 being paid via the issuance of 83,486 shares of Common Stock in lieu of cash.

Fiscal 2014 salaries consist of $137,222 being paid in accordance with the Company’s payroll practices and $9,726 being paid via the issuance of 101,282 shares of Common Stock in lieu of cash.

(8)	Cash bonuses paid pursuant to the Plassche Employment Agreement.

(9)	Options to purchase 3,000,000 shares of Common Stock granted pursuant to the Plassche Employment Agreement.

The options include a purchase price equal to the closing price of the Company’s Common Stock as of the date of the Plassche Employment Agreement and vest in 3 equal, annual increments, beginning on the date that is one year after the date of the Plassche Employment Agreement.

Value of the options granted was determined by applying the Black Scholes model for the valuation of options.

(10)	Represents salaries earned by Ms. Ellison pursuant to the Ellison Employment Agreement

Fiscal 2016 salaries consist of $168,800 being paid in accordance with the Company’s payroll practices and $25,000 being paid via the issuance of 75,791 shares of Common Stock in lieu of cash with an additional 19,218 shares of Common Stock being owed.

Fiscal 2015 salaries consist of $165,317 being paid in accordance with the Company’s payroll practices and $25,000 being paid via the issuance of 83,541 shares of Common Stock in lieu of cash.

Fiscal 2014 salaries consist of $3,750 being paid in accordance with the Company’s payroll practices and $481 being paid via the issuance of 1,160 shares of Common Stock in lieu of cash.

(11)	Cash bonuses paid pursuant to the Ellison Employment Agreement.

(12)	Options to purchase 600,000 shares of Common Stock granted pursuant to the Ellison Employment Agreement.

The options include a purchase price equal to the closing price of the Company’s Common Stock as of the date of the Ellison Employment Agreement and vest in 3 equal, annual increments, beginning on the date that is one year after the date of the Ellison Employment Agreement.

Value of the options granted was determined by applying the Black Scholes model for the valuation of options.

(13)	Ms. Ellison retired on June 1, 2016 and is no longer an employee of the Company

(14)	Represents salaries earned by Mr. Smith pursuant to the Smith Employment Agreement

Fiscal 2016 salaries consist of $151,800 being paid in accordance with the Company’s payroll practices and $250,000 being paid via the issuance of 757,914 shares of Common Stock in lieu of cash with an additional 192,183 shares of Common Stock being owed.

Fiscal 2015 salaries consist of $67,596 being paid in accordance with the Company’s payroll practices and $111,111 being paid via the issuance of 440,512 shares of Common Stock in lieu of cash.

(15)	Options to purchase 1,500,000 shares of Common Stock granted pursuant to the Smith Employment Agreement.

The options include a purchase price equal to the closing price of the Company’s Common Stock as of the date of the Smith Employment Agreement and vest in 3 equal, annual increments, beginning on the date that is one year after the date of the Smith Employment Agreement.

Value of the options granted was determined by applying the Black Scholes model for the valuation of options.

(16)	Mr. Treppel stepped down from his position as Chief Executive Officer in August 2013 and resigned from the Board of Directors in January 2016.

(17)	Represents compensation due to Mr. Treppel for his service as Chairman of the Board of Directors. Mr. Treppel received no salary or additional compensation for his service as Chief Executive Officer. Compensation due to Mr. Treppel was paid via the issuance of Common Stock in lieu of cash, pursuant to the Company’s Director compensation policy.

A total of 93,271 shares of Common Stock were issued to Mr. Treppel for Chairman fees earned during Fiscal 2016.

A total of 100,184 shares of Common Stock were issued to Mr. Treppel for Chairman fees earned during Fiscal 2015.

A total of 349,062 shares of Common Stock were issued to Mr. Treppel for Chairman fees earned during Fiscal 2014.

(18)	Mr. Dick stepped down from his position as President and Chief Operating Officer in May 2013.

(19)	Represents salaries earned by Mr. Dick for the period beginning on April 1, 2013 and ending with Mr. Dick’s resignation on May 24, 2013, and consists of $27,951 in salaries paid in accordance with the Company’s payroll practices and $11,836 being paid via the issuance of 150,390 shares of Common Stock in lieu of cash, pursuant to the Dick Employment Agreement.

Outstanding Equity Awards at March 31, 2016

Name	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)		Options Exercise Price ($)	Option Expiration Date
Carter Ward	200,000	—	—		0.10	1/17/2020
Carter Ward	150,000	—	—		0.12	6/19/2022
Douglas Plassche	2,000,000	—	1,000,000	(1)	0.07	7/23/2023
Barbara Ellison	400,000	—	200,000	(2)	0.33	8/30/2016(3)
George Kenneth Smith	500,000	—	1,000,000	(4)	0.29	10/20/2024

(1)	Options vest in July of 2016.

(2)	Conditions of vesting include the requirement that the option holder be currently employed by the Company on the vesting date. Due to the retirement of Ms. Ellison, this requirement will not be met and these options will not vest.

(3)	Options expire 90 days after Ms. Ellison’s termination of employment with the Company.

(4)	Options vest in equal increments in October 2016 and October 2017

DIRECTOR COMPENSATION

The following table sets forth information concerning director compensation for the year ended March 31, 2016

Name	Fees Earned or Paid In Cash ($)	Stock Awards(1) ($)		Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compen- sation ($)	All Other Compen- sation ($)	Total ($)
Barry Dash	—	20,000	(2)	—	—	—	—	20,000

Ashok Nigalaye(5)	—	4,167	(3)	—	—	—	—	4,167

Jeenarine Narine(6)	—	20,000	(2)	—	—	—	—	20,000

Jeffrey Whitnell	—	20,000	(2)	—	—	—	—	20,000

Jerry Treppel(7)	—	23,404	(4)	—	—	—	—	23,404

(1)	All director compensation is paid via the issuance of Common Shares in lieu of cash in accordance with the Company’s policy regarding Director Fee Compensation

(2)

Represents directors fees earned during the fiscal year ended March 31, 2016, with such fees being paid via the issuance of shares of Common Stock, pursuant to the Company’s policy regarding payment of Director’s fees.

A total of 60,633 shares of Common Stock were issued to, and 15,375 shares of Common Stock are due and owing to each Director in payment of Director’s fees earned during the fiscal year ended March 31, 2016.

(3)	Represents director fees earned during the period April 1, 2015 through Mr. Nigalaye’s resignation as a Director on June 15, 2015, with such fees being paid via the issuance of Common Stock, pursuant to the Company’s policy regarding payment of Director’s fees.

A total of 18,489 shares of Common Stock were issued in full payment of these director fees.

(4)	Represents director fees earned during the period April 1, 2015 through Mr. Treppel’s resignation as a Director on January 11, 2016, with such fees being paid via the issuance of Common Stock, pursuant to the Company’s policy regarding payment of Director’s fees.

A total of 93,271 shares of Common Stock were issued in full payment of these director fees.

(5)	Mr. Nigalaye resigned as a Director on June 15, 2015

(6)	Mr. Narine resigned as a Director on April 7, 2016

(7)	Mr. Treppel resigned as a Director on January 11, 2016

Director Fee Compensation

The Company’s policy regarding director fees is as follows: ((i) Directors who are employees or consultants of the Company (and/or any of its subsidiaries), except for Mr. Jerry Treppel, Chief Executive Officer and Dr. Ashok Nigalaye, former Chief Scientific Officer, receive no additional remuneration for serving as directors or members of committees of the Board; (ii) all Directors are entitled to reimbursement for out-of-pocket expenses incurred by them in connection with their attendance at the Board or committee meetings; (iii) Directors who are not employees or consultants of the Company (and/or any of its subsidiaries) receive $30,000 annual retainer fee, with $20,000 of this amount being paid via the issuance of restricted Common Stock of the Company in lieu of cash, as described below, and the remaining $10,000 being paid in cash. (iv) The Chairman of the Board receives a $30,000 annual retainer fee paid via the issuance of restricted shares of Common Stock of the Company in lieu of cash, as described below (v) Directors and the Chairman do not receive any additional compensation for attendance at or chairing of any meetings. (vi) Mr. Jerry Treppel received no additional compensation, above the annual retainer fee due to the Chairman of the Board, for the period that he also served as Chief Executive Officer (vii) Dr. Ashok Nigalaye received no additional compensation, above the annual retainer fee due to Directors, for the period that he also served as Chief Scientific Officer.

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

Members of the Board of Directors during the fiscal years ended March 31, 2016 and March 31, 2015 did not receive any options or equity compensation for serving as directors other than shares of Common Stock earned in lieu of cash in relation to Director and Chairman fees due.

Other

The Company’s Articles of Incorporation provide for the indemnification of each of the Company’s directors to the fullest extent permitted under Nevada General Corporation Law.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 7, 2016 (except as otherwise indicated), regarding beneficial ownership of our Common Stock and our Series I Preferred Stock by (i) each person who is known by us to own beneficially more than 5% of each such class, (ii) each of our directors, (iii) each of our executive officers and (iv) all our directors and executive officers as a group. As of June 7, 2015, we had 726,486,650 shares of Common Stock outstanding (exclusive of 100,000 treasury shares) and 100.000 shares of Series I Preferred Stock outstanding. On any matter presented to the holders of our Common Stock for their action or consideration at any meeting of our Shareholders, each share of Common Stock entitles the holder to one vote and each share of Series I Preferred Stock entitles the holder to the number of votes equal to the number of shares of Common Stock into which such share of Series I Preferred Stock is convertible (1,428,571.4 per whole share).

As used in the table below and elsewhere in this report, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following June 7, 2016. Except as otherwise indicated, the Shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

	Amount and Nature of Beneficial Ownership				Percent (%) of Voting
Name and Address Of Beneficial Owner of Common Stock	Common Stock		Series I Preferred Stock		Securities Beneficially Owned
Nasrat Hakim, President Chief Executive Officer and Director*	25,125,113	(1)	100.000	(2)	19.3%

Barry Dash, Director*	1,271,153	(3)	0		**

Jeffrey Whitnell, Director*	1,132,798	(4)	0		**

Eugene Pfeifer, Director*	0	(5)	0		**

Davis Caskey, Director*	0	(5)	0		**

Jeenarine Narine, Former Director (10)	23,605,463	(6)	0		1.9%

Carter J. Ward, Chief Financial Officer *	3,480,361	(7)	0		**

Douglas Plassche, Executive Vice President *	2,194,248	(8)	0		**

Ashok Nigalaye, Former Director(10)	39,954,695	(11)			3.7

Jerry Treppel, Former Director(12)	7,640,561	(12)			**

All Directors and Officers as a group	33,203,673	(9)	100.000	(2)	20.2%

________________________

* The address is c/o Elite Pharmaceuticals Inc., 165 Ludlow Avenue, Northvale, NJ 07647.

** Less than 1%

(1)	Includes 24,740,747 shares of Common Stock held as per the most recent Form 4 filing, 384,366 shares of Common Stock due and owing to Mr. Hakim as of March 31, 2016 (the latest practicable date) for compensation earned pursuant to Mr. Hakim’s employment agreement with the Company.

(2)	Series I Preferred Stock are convertible into Common Stock, with each share of Series I Preferred being convertible into 148,917,143 shares of Common Stock. Series I Preferred Stock also includes voting rights of one vote for each Common Stock equivalent share.

(3)	Includes 1,165,778 shares of Common Stock held as per the most recent Form 4 filing and 15,375 shares of Common Stock due and owing to Dr. Dash as of March 31, 2016 (the latest practicable date) for Directors fees accrued as of such date and vested options to purchase 90,000 shares of Common Stock.

(4)	Includes 1,117,423 shares of Common Stock held as per the most recent Form 4 filing and 15,375 shares of Common Stock due and owing to Mr. Whitnell as of March 31, 2016 (the latest practicable date) for Directors fees accrued as of such date.

(5)	As per most recent Form 3’s filed. Mr. Pfeifer was appointed as a Director on April 7, 2016. Mr. Caskey was appointed as a Director on April 28, 2016.

(6)	Mr. Narine resigned from the Board of Directors on April 7, 2016. Includes 16,742,395 shares of Common Stock held as per the most recent Form 4 filing, 16,550 shares of Common Stock due and owing to Mr. Narine for Directors fees accrued prior to Mr. Narine’s resignation, and warrants to purchase 6,846,518 shares of Common Stock.

(7)	Includes 3,107,299 shares of Common Stock held as per the most recent Form 4 filing, 23,062 shares of Common Stock due and owing to Mr. Ward as of March 31, 2016 (the latest practicable date) for salaries earned pursuant to Mr. Ward’s employment agreement with the Company, and vested options to purchase 350,000 shares of Common Stock.

(8)	Includes 175,030 shares of Common Stock held as per the most recent Form 4 filing, 19,218 shares of Common Stock due and owing to Mr. Plassche as of March 31, 2015 (the latest practicable date) for salaries earned pursuant to Mr. Plassche’s employment agreement with the Company, and vested options to purchase 2,000,000 shares of Common Stock.

(9)	Relates only to current directors and officers. Includes 30,306,277 shares of Common Stock held, as per the applicable most recent Form 3 or Form 4 filings, 457,396 shares of Common Stock due and owing as of March 31, 2016 (the latest practicable date) for Chairman fees, directors fees and salaries accrued as of such date, vested options to purchase 2,440,000 shares of Common Stock and 100 Series I Preferred Convertible Shares which are convertible into 142,857,143 shares of Common Stock. Series I Preferred Stock also include voting rights of one vote for each Common Stock equivalent share.

(10)	Address is c/o Epic Pharma LLC, 227-15 N. Conduit Ave, Laurelton, NY 11413

(11)	Dr. Nigalaye resigned on June 5, 2015. Includes 31,877,696 shares of Common Stock held as per the most recent Form 4 filing, and warrants to purchase 8,076,999 shares of Common Stock.

(12)	Mr. Treppel resigned on January 11, 2016. Address is 282 New Norwalk Road, New Canaan, CT 06840. Includes 7,640,561 shares of Common Stock held as per the most recent Form 4 filing.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

On October 15, 2013, we entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Nasrat Hakim, our President and CEO. For details on the Hakim Credit Line, please see “Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Hakim $1,000,000 Bridge Revolving Credit Line” above, the notes to these financial statements, as well as Exhibit 10.16 of the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2013, the Current Report on Form 8-K filed with the SEC on October 16, 2013 and Exhibit 10.84 of the Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, with all such filings being herein incorporated by reference. The Hakim Loan Agreement expired on March 31, 2016 and all amounts due and owing pursuant to the Hakim Loan Agreement were repaid on May 24, 2016. There are no amounts due and owing on the Hakim Loan Agreement and the Hakim Loan Agreement is expired.

For information about our employment agreement with Mr. Hakim, please see “Executive Compensation-Agreements with Named Executive Officers” above.

Strategic Alliance Agreement/Transactions with Epic Pharma LLC and Epic Investments LLC

On March 18, 2009, the Company entered into the Epic Strategic Alliance Agreement with Epic Pharma, LLC and Epic Investments, LLC, a subsidiary controlled by Epic Pharma LLC. The Strategic Alliance Agreement expired on June 4, 2012. For more information on the Epic Strategic Alliance Agreement please see our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009 and June 5, 2009, which disclosures are incorporated herein by reference. Ashok G. Nigalaye, Jeenarine Narine and Ram Potti, each were elected as members of our Board of Directors, effective June 24, 2009, as the three directors that Epic was entitled to designate for appointment to the Board pursuant to the terms of the Epic Strategic Alliance Agreement. Mr. Potti resigned from his position as Director of the Company on December 31, 2012, Dr. Nigalaye resigned as a Company Director on June 5, 2015 and Mr. Narine resigned from his position as Director of Company on April 7, 2016. Messrs. Nigalaye, Narine and Potti were also officers of Epic Pharma, LLC, in the following capacities:

•      Mr. Nigalaye, Chairman and Chief Executive Officer of Epic Pharma, LLC;

•      Mr. Narine, President and Chief Operating Officer of Epic Pharma, LLC;

•      Mr. Potti, Vice President of Epic Pharma, LLC.

On March 30, 2016, Humanwell Healthcare Group and PuraCap Pharmaceutical LLC announced that the companies have entered into a definitive agreement to acquire 100% of the membership interests of Epic Pharma, LLC of Laurelton, NY.

The Epic Strategic Alliance Agreement expired on June 4, 2012.

As part of the operation of the strategic alliance, the Company and Epic identified areas of synergy, including, without limitation, raw materials used by both entities, equipment purchases, contract manufacturing/packaging and various regulatory and operational resources existing at Epic that could be utilized by the Company.

With regards to synergies related to raw materials usage, the strategic alliance allowed the Company to purchase such raw materials from Epic, at the Epic acquisition cost, without markup. In all cases, the acquisition cost of Epic was lower than those costs available to the Company, mainly as a result of efficiencies of scale generated by significantly larger volumes purchased by Epic during the course of their normal operations. During Fiscal 2016, 2015 and Fiscal 2014, an aggregate amount of zero, zero and $9,009, respectively, in such materials was purchased from Epic Pharma LLC. All purchases were at Epic Pharma’s acquisition cost, without markup and evidenced by supporting documents of Epic Pharma LLC’s acquisition cost.

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

During Fiscal 2016, no costs associated with facility maintenance, engineering and regulatory resources from Epic were utilized by the Company. During Fiscal 2015, an aggregate amount of $7,937 was paid to Epic as reimbursement for costs associated with facility maintenance, engineering and regulatory resources utilized by the Company. During Fiscal 2014, an aggregate amount of $30,835 was paid to Epic as reimbursement for costs associated with facility maintenance, engineering and regulatory resources utilized by the Company.

During Fiscal 2016 and Fiscal 2015, the Company did not incur contract manufacturing and/or packaging costs from Epic Pharma. During Fiscal 2014, the Company incurred a total of $29,668 in contract manufacturing and/or packaging costs to Epic Pharma for the Company’s Phentermine, Hydromorphone, Methadone and Immediate Release Lodrane products.

Total purchases from Epic by the Company during the fiscal years ended March 31, 2016, 2015 and 2014 were zero, $7,937 and $69,512, respectively.

Manufacturing and Licensing Agreement with Epic Pharma LLC

On October 2, 2013, Elite executed the Epic Pharma Manufacturing and License Agreement. This agreement granted Epic Pharma certain rights to manufacture, market and sell in the United States and Puerto Rico the 12 approved ANDAs acquired by Elite pursuant to the Mikah Purchase Agreement. Of the 12 approved ANDAs, Epic Pharma will have the exclusive right to market six products as listed in Schedule A of the Epic Pharma Manufacturing and License Agreement, and a non-exclusive right to market six products as listed in Schedule D of the Epic Pharma Manufacturing and License Agreement. Epic Pharma is responsible for all regulatory and pharmacovigilance matters related to the products and for all costs related to the site transfer for all products. Pursuant to the Epic Pharma Manufacturing and License Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Epic Pharma Manufacturing and License Agreement, earned by Epic Pharma a result of sales of the products. The manufacturing cost used for the calculation of the license fee is a predetermined amount per unit plus the cost of the drug substance (API) and the sales cost for the calculation is predetermined based on net sales. If Elite manufactures any product for sale by Epic Pharma, then Epic Pharma shall pay to Elite that same predetermined manufacturing cost per unit plus the cost of the API. The license fee is payable monthly for the term of the Epic Pharma Manufacturing and License Agreement. Epic Pharma shall pay to Elite certain milestone payments as defined by the Epic Pharma Manufacturing and License Agreement. To date, milestones totaling $1 million have been earned and received in relation to the signing of the Epic Pharma Manufacturing and License Agreement and the filing and approval by the FDA of supplements relating to the transfer of manufacturing site for Isradipine 2.5mg and Isradipine 5mg. The term of the Epic Pharma Manufacturing and License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Twelve months following the launch of a product covered by the Epic Pharma Manufacturing and License Agreement, Elite may terminate the marketing rights for any product if the license fee paid by Epic Pharma falls below a designated amount for a six month period of that product. Elite may also terminate the exclusive marketing rights if Epic Pharma is unable to meet the annual unit volume forecast for a designated product group for any year, subject to the ability of Epic Pharma, during the succeeding six month period, to achieve at least one-half of the prior year’s minimum annual unit forecast. The Epic Pharma Manufacturing and License Agreement may be terminated by mutual agreement of Elite and Epic Pharma, as a result of a breach by either party that is not cured within 60 days notice of the breach, or by Elite as a result of Epic Pharma becoming a party to a bankruptcy, reorganization or other insolvency proceeding that continues for a period of 30 days or more.

Sales and Distribution Licensing Agreement with Epic for Abuse-Deterrent ELI-200

On June 4, 2015, Elite Pharmaceuticals Inc. and its wholly-owned subsidiary Elite Laboratories, Inc. (collectively, “Elite”) executed an exclusive License Agreement (the “Agreement”) with Epic Pharma LLC. (“Epic”), to market and sell in the United States, SequestOx™, an immediate release oxycodone with sequestered naltrexone capsule, owned by Elite. Epic will have the exclusive right to market SequestOx™ and its various dosage forms as listed in Schedule A of the Agreement (the “Products”). Epic is responsible for all regulatory and pharmacovigilance matters related to the products. Pursuant to the Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of net sales of the Products as defined in the Agreement by Epic. Elite will manufacture the product for sale by Epic on a cost plus basis and both parties agree to execute a separate Manufacturing and Supply Agreement. The license fee is payable quarterly for the term of the Agreement. Epic shall pay to Elite certain milestone payments as defined by the Agreement. The first milestone payment was due and was received upon signing the agreement. Subsequent milestone payments are due upon the filing of a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for the Products and upon receipt of the approval letter for the NDA from the FDA. The term of the License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Elite can terminate the Agreement on 90 days’ written notice in the Event that Epic does not pay to Elite certain minimum annual license fees over the initial five year term of the Agreement. Either party may terminate this Agreement upon a material breach and failure to cure that breach by the other party within a specified period.

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

The Company’s independent registered public accounting firm is Buchbinder Tunich (“Buchbinder”).

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Buchbinder and Demetrius Berkower LLC, for the audits of our financial statements and interim reviews of our quarterly financial statements for Fiscal 2016, Fiscal 2015 and Fiscal 2014.

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Audit Fees	$110,500	$103,600	$81,150
Audit-Related Fees	7,000	4,000	6,400
Tax Fees	12,000	12,200	7,000
All Other Fees	—	—	1,150

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

Tax Fees

Represents preparation of Federal, State and Local income tax returns.

The Audit Committee has determined that Buchbinders rendering of these audit-related services was compatible with maintaining auditor’s independence. The Board of Directors considered Buchbinder to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in Fiscal 2016.

The Audit Committee pre-approves all audit related and tax services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the “de minimus” provisions of Section 10A (i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)	The following are filed as part of this Annual Report on Form 10-K

(1) The financial statements and schedules required to be filed by Item 8 of this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Statements.

(2) The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013 .

3.1(p)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(q)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Product Development and Commercialization Agreement, dated as of June 21, 2005, between the Company and IntelliPharmaceutics, Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated June 21, 2005 and originally filed with the SEC on June 27, 2005, as amended on the Current Report on Form 8-K/A filed September 7, 2005, as further amended by the Current Report on Form 8-K/A filed December 7, 2005 (Confidential Treatment granted with respect to portions of the Agreement).

10.5	Agreement, dated December 12, 2005, by and among the Company, Elite Labs, and IntelliPharmaCeutics Corp., incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated December 12, 2005, and originally filed with the SEC on December 16, 2005, as amended by the Current Report on Form 8-K/A filed March 7, 2006 (Confidential Treatment granted with respect to portions of the Agreement).

10.6	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.10	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.11	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.12	Form of Registration Rights Agreement, between the Registrant and signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.

10.13	Form of Placement Agent Agreement, between the Registrant and Indigo Securities, LLC, incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated March 15, 2006, and filed with the SEC on March 16, 2006.

10.14	Financial Advisory Agreement between the Registrant and Indigo Ventures LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K dated July 12, 2006 and filed with the SEC on July 18, 2006.

10.15	Product Collaboration Agreement between the Registrant and ThePharmaNetwork LLC, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, dated November 10, 2006 and filed with the SEC on November 15, 2006. (Confidential Treatment granted with respect to portions of the Agreement).

10.16	Strategic Alliance Agreement among the Registrant, VGS Pharma (“VGS”) and Veerappan S. Subramanian (“VS”), incorporated by reference as Exhibit 10(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.17	Advisory Agreement, between the Registrant and VS, incorporated by reference as Exhibit 10(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.18	Registration Rights Agreement between the Registrant, VGS and VS, incorporated by reference as Exhibit 10(c) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.19	Employment Agreement between Novel Laboratories Inc. (“Novel”) and VS, incorporated by reference as Exhibit 10(d) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.20	Stockholders’ Agreement between Registrant, VGS, VS and Novel, incorporated by reference as Exhibit 10(e) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.

10.21	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.22	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.23	Form of Placement Agent Agreement, between the Company and Oppenheimer & Company, Inc., incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.

10.24	Form of Securities Purchase Agreement, between the Registrant and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.25	Form of Registration Rights Agreement, between the Registrant and the signatories thereto, incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K, dated July 17, 2007 and filed with the SEC on July 23, 2007.

10.26	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.27	Form of Securities Purchase Agreement, between the Company and the signatories thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.28	Form of Placement Agent Agreement, between the Company, ROTH Capital Partners, LLC and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.

10.29	Separation Agreement and General Release of Claims, dated as of October 20, 2008, by and between the Company and Stuart Apfel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.30	Consulting Agreement, dated as of October 20, 2008, by and between the Company and Parallex Clinical Research, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 15, 2008 and filed with the SEC on October 21, 2008.

10.31	Separation Agreement and General Release of Claims, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.32	Consulting Agreement, dated as of November 3, 2008, by and between the Company and Charan Behl, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated October 28, 2008 and filed with the SEC on November 3, 2008.

10.33	Separation Agreement and General Release of Claims, dated as of November 5, 2008, by and between the Company and Bernard J. Berk, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 6, 2008 and filed with the SEC on November 6, 2008.

10.34	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.35	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.36	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.37	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.38	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.39	Employment Agreement, dated as of November 13, 2009, by and between the Company and Chris Dick, , incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.40	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.41	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.42	Stipulation of Settlement and Release, dated as of June 25, 2010, by and among the Company, Midsummer Investment, Ltd., Bushido Capital Master Fund, LP, BCMF Trustees, LLC, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.43	Amendment Agreement, dated as of June 25, 2010, by and among the Company, and the investors signatory thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.44	Amendment Agreement, dated as of June 2010, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated June 25, 2010 and filed with the SEC on July 1, 2010

10.45	Asset Purchase Agreement dated as of May 18, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010.

10.46	Asset Purchase Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.47	Master Development and License Agreement, dated as of August 27, 2010, by and among Mikah Pharma LLC and the Company incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.48	Purchase Agreement, dated as of September 10, 2010, by and among Epic Pharma LLC and the Company, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.49	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.50	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.51	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.52	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.53	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.54	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.55	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.56	Settlement Agreement between the Company and ThePharmaNetwork, LLC, dated as of March 11, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 11, 2011 and filed with the SEC on March 17, 2011.

10.57	Securities Purchase Agreement with Socius dated December 30, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.58	Amendment to Agreement with Socius dated February 28, 2012, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed with the SEC February 29, 2012.

10.59	Manufacturing & Supply Agreement between the Company and Mikah Pharma LLC, dated as of June 1, 2011, incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.60	Amendment, dated as of November 1, 2011, to the Master Development and License Agreement, dated as of August 27, 2010, by and amount Mikah Pharma LLC and the Company (Confidential Treatment granted with respect to portions of the Agreement), incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for three and nine months ended December 31, 2011.

10.61	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.62	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.63	Development And License Agreement between the Company and a Hong Kong-based client dated March 16, 2012 incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the SEC on June 29,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.64	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.65	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.66	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.67	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.68	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.69	Revised Schedule 1 to the August 1, 2013 Mikah LLC Asset Purchase Agreement (revised to remove confidential treatment with regard to one item set forth thereon) incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the period ending December 31, 2013, filed with the SEC on February 14, 2014.

10.70	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.71	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.72	Termination of June 2011, Manufacturing and Supply Agreement between Mikah Pharma LLC and the Company, incorporated by reference to Exhibit 10.15 of the Quarterly Report on Form 10-Q for the period ending December 31, 2014 and filed with the SEC on February 14, 2014.

10.73	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.74	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.75	August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC, incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 and filed with the SEC on November 14, 2013

10.76	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.77	February 7,2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.78	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.79	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.80	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.81	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.82	January 19, 2015 Second Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 and First Amendment to the TPN-Elite Manufacturing and Supply Agreement dated September 21, 2012, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014, and filed with the SEC on February 17, 2015. Confidential Treatment granted with respect to portions of the Agreement.

10.83	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.84	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015 .

10.85	June 4, 2015 License Agreement with Epic Pharma LLC. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.85 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on June 15, 2015.

10.86	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.

21	Subsidiaries of the Company.**

23.1 23.2	Consent of Buchbinder Tunick and Company, Independent Registered Public Accounting Firm** Consent of Demetrius Berkower LLC, Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101

The following materials from Elite Pharmaceuticals’ Annual Report on Form 10-K, related to the audited financial statements as and for the fiscal years ended March 31, 2016, 2015 and 2014, formatted in eXtensible Business Reporting Language (“XBRL”); (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets (as of March 31, 2016 and 2015 only); (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statement of Changes in Stockholders Equity (Deficit); and (v) Notes to Consolidated Financial Statements.**

* On January 5, 2011, the Company changed its domicile from Delaware to Nevada. All corporate documents from Delaware have been superseded by Nevada corporate documents filed or incorporated by reference herein. All outstanding Delaware securities certificates are now outstanding Nevada securities certificates.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer

Dated: June 15, 2016

By:	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer

Dated: June 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nasrat Hakim	Chief Executive Officer, President and Chairman of the Board of Directors	June 15, 2016

/s/ Carter J. Ward	Chief Financial Officer, Treasurer, Secretary	June 15, 2016

/s/ Barry Dash	Director	June 15, 2016

/s/ Jeffrey Whitnell	Director	June 15, 2016

/s/ Eugene Pfeifer	Director	June 15, 2016

/s/ Davis Caskey	Director	June 15, 2016
113

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016, 2015 AND 2014

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Elite Pharmaceuticals, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Elite Pharmaceuticals, Inc. and Subsidiary (“the Company”) as of March 31, 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period ended March 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Pharmaceuticals, Inc. and Subsidiary as of March 31, 2016 and the results of its operations and their cash flows for the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Elite Pharmaceuticals, Inc. and Subsidiary’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 15, 2016, expressed an adverse opinion.

We have also audited the adjustments described in Note 2 that were applied to restate the March 31, 2015 and 2014 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ Buchbinder Tunick & Company LLP

Wayne, New Jersey

June 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of

Elite Pharmaceuticals, Inc. and Subsidiary

We have audited, before the effects of the adjustments related to the restatement described in Note 2, the accompanying consolidated balance sheet of Elite Pharmaceuticals, Inc. and Subsidiary (the “Company”), as of March 31, 2015, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended March 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, except for the effects of the adjustments related to the restatement described in Note 2, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Pharmaceuticals, Inc. and Subsidiary as of March 31, 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments related to the restatement described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Buchbinder Tunick & Company LLP.

/s/ Demetrius Berkower LLC

Iselin, New Jersey

June 15, 2015

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2016 (Audited) and 2015 (Audited and Restated)

	2016 (Audited)	2015 (Audited and Restated)
ASSETS
CURRENT ASSETS
Cash	$11,512,179	$7,464,180
Accounts receivable (net of allowance for doubtful accounts of $— and $272,620 respectively)	1,530,296	1,446,441
Inventories	3,293,729	3,032,002
Prepaid expenses and other current assets	377,752	388,061

Total Current Assets	16,713,956	12,330,684

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,726,401 and $6,074,117, respectively	8,110,721	6,401,802

INTANGIBLE ASSETS	6,411,799	6,381,774

OTHER ASSETS
Security deposits	48,714	198,481
Restricted cash – debt service for EDA bonds	388,959	388,959
EDA bond offering costs, net of accumulated amortization of $150,052 and $135,874, respectively	204,401	218,579

Total Other Assets	642,074	806,019

TOTAL ASSETS	$31,878,550	$25,920,279

See accompanying notes

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2016 (Audited) and 2015 (Audited and Restated)

	2016 (Audited)	2015 (Audited and Restated)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of EDA bonds payable	$220,000	$210,000
Short term loans	34,681	—
Current portion of long-term debt	308,263	265,165
Related Party Lines of Credit	718,309	583,071
Accounts payable	1,804,429	3,383,533
Accrued expenses	555,352	613,995
Deferred revenues – current	1,013,333	13,333
Total Current Liabilities	4,654,367	5,069,097

LONG TERM LIABILITIES
EDA Bonds Payable – Non Current	1,845,000	2,065,000
Deferred revenues	3,278,887	125,557
Other long term liabilities	568,251	629,138
Derivative liability – warrants	10,368,567	17,762,573
Total Long Term Liabilities	16,060,705	20,582,268

TOTAL LIABILITIES	20,715,072	25,651,365

MEZZANINE EQUITY
Convertible preferred shares	44,285,715	35,000,000

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, Authorized 995,000,000 and 690,000,000 shares, respectively. Issued 711,544,352 shares and 631,160,701 shares, respectively. Outstanding 711,444,352 shares and 631,060,701 shares, respectively.	711,546	631,162

Additional paid-in-capital	109,137,805	106,926,328

Accumulated deficit	(142,664,747)	(141,981,735)

Treasury stock at cost (100,000 common shares)	(306,841)	(306,841)

TOTAL STOCKHOLDERS’ DEFICIT	(33,122,237)	(34,731,086)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,878,550	$25,920,279

See accompanying notes

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2016 (Audited)	2015 (Audited and Restated)	2014 (Audited and Restated)
REVENUES
Manufacturing Fees	$8,002,866	$3,870,457	$2,982,400
Licensing Fees	4,495,466	1,139,789	1,536,039
Lab Fee Revenues	—	5,000	82,937
Total Revenues	12,498,332	5,015,246	4,601,376

COSTS OF REVENUES	4,484,162	3,013,592	3,236,106

Gross Profit	8,014,170	2,001,654	1,365,270

OPERATING EXPENSES
Research and Development	12,428,783	14,727,472	3,959,316
General and Administrative	2,903,178	2,904,114	2,105,725
Non-cash compensation through issuance of stock options	333,362	260,045	82,947
Depreciation and Amortization	665,647	616,995	500,906
Total Operating Expenses	16,330,970	18,508,626	6,648,894

(LOSS) FROM OPERATIONS	(8,316,800)	(16,506,972)	(5,283,624)

OTHER INCOME / (EXPENSES)
Interest expense, net	(280,670)	(287,231)	(859,328)
Change in fair value of derivative liabilities	7,394,006	20,340,874	(35,389,799)
Derivative interest expense	—-	—	(40,588)
Gain on Sale of Investment	—	1,670,685	—
Other Income	—	—	19,831
Total Other Income / (Expense)	7,113,336	21,724,328	(36,269,884)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,203,464)	5,217,356	(41,553,508)

CREDIT FOR INCOME TAXES	520,452	3,249	292,611

NET INCOME (LOSS)	(683,012)	5,220,605	(41,260,897)

Change in value of convertible preferred share mezzanine equity	(9,285,715)	23,709,069	(55,314,374)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(9,968,727)	$28,929,674	$(96,575,271)

NET INCOME (LOSS) PER SHARE
Basic	$(0.01)	$0.05	$(0.21)
Diluted	$(0.01)	$(0.02)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	673,905,485	591,214,959	463,021,991
Diluted	673,905,485	757,579,152	463,021,991

See accompanying notes

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT) EQUITY

FOR THE YEARS ENDED MARCH 31, 2016 (Audited) 2015 and 2014(Audited and Restated)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2013 (restated)	374,493,959	$374,495	$97,200,401	100,000	$(306,841)	$(105,941,443)	$(8,673,388)

Net Income (Loss)						(41,260,897)	(41,260,897)

Change in value of convertible preferred mezzanine equity			(55,314,374)				(55,314,374)

Common shares sold pursuant to the Lincoln Park Capital purchase agreement	65,143,216	65,143	9,934,857				10,000,000

Non-cash compensation through the issuance of stock options			82,947				82,947

Costs associated with raising capital (net of adjustments)			(47,987)				(47,987)

Common shares issued as commitment shares pursuant to the Lincoln Park purchase agreement	5,858,230	5,858	(5,858)				—

Issuance of Common Shares pursuant to the exercise of warrants	16,904,038	16,904	3,584,116				3,601,020

Issuance of Common Shares pursuant to the exercise of options	308,333	308	23,992				24,300

Common shares issued in payment of Directors’ Fees	1,210,583	1,211	108,789				110,000

Common shares issued in payment of employee salaries	3,439,467	3,439	364,794				368,233

Common shares issued in payment of consulting expenses	210,018	210	18,626				18,836

Common shares issued in lieu of cash in payment of preferred share derivative interest expense	878,543	879	67,210				68,089

Conversion of Series B, Series C and Series E Preferred Shares into Common Shares	91,796,043	91,797	9,733,269				9,825,066

Balance at March 31, 2014 (restated)	560,242,430	$560,244	$65,750,782	100,000	$(306,841)	$(147,202,340)	$(81,198,155)

(continued on next page)

See Accompanying Notes

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT) EQUITY

FOR THE YEARS ENDED MARCH 31, 2016 (Audited) 2015, and 2014 (Audited and Restated)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2014 (restated)	560,242,430	$560,244	$65,750,782	100,000	$(306,841)	$(147,202,340)	$(81,198,155)

Net Income (Loss)						5,220,605	5,220,605

Change in value of convertible preferred mezzanine equity			23,709,069				23,709,069

Common shares sold pursuant to the Lincoln Park Capital purchase agreement	47,172,240	47,172	13,189,452				13,236,624

Non-cash compensation through the issuance of stock options			260,047				260,047

Costs associated with raising capital (net of adjustments)			(16,365)				(16,365)

Common shares issued as commitment shares pursuant to the Lincoln Park purchase agreement	2,566,861	2,567	(2,567)				—

Issuance of Common Shares pursuant to the exercise of warrants	11,985,388	11,985	762,868				774,853

Issuance of Common Shares pursuant to the exercise of options	223,334	223	25,777				26,000

Common shares issued in payment of Directors’ Fees	321,611	322	109,678				110,000

Common shares issued in payment of employee salaries	2,518,668	2,519	847,218				849,737

Common shares issued in payment of consulting expenses	70,169	70	23,929				23,999

Conversion of Series I Preferred Shares into Common Shares	6,060,000	6,060	2,266,440				2,272,500

Balance at March 31, 2015 (restated)	631,160,701	$631,162	$106,926,328	100,000	$(306,841)	$(141,981,735)	$(34,731,086)

(continued on next page)

See Accompanying Notes

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT) EQUITY

FOR THE YEARS ENDED MARCH 31, 2016 (Audited) 2015, and 2014 (Audited and Restated)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2015 (restated)	631,160,701	$631,162	$106,926,328	100,000	$(306,841)	$(141,981,735)	$(34,731,086)

Net Income (Loss)						(683,012)	(683,012)

Change in value of convertible preferred mezzanine equity			(9,285,715)				(9,285,715)

Common shares sold pursuant to the Lincoln Park Capital purchase agreement	23,945,346	23,945	6,175,698				6,199,643

Non-cash compensation through the issuance of stock options			333,363				333,363

Costs associated with raising capital (net of adjustments)			(84,102)				(84,102)

Common shares issued as commitment shares pursuant to the Lincoln Park purchase agreement	298,923	299	83,803				84,102

Issuance of Common Shares pursuant to the exercise of warrants	48,283,968	48,284	2,969,464				3,017,748

Issuance of Common Shares pursuant to the exercise of options	112,500	113	23,638				23,751

Common shares issued in payment of Directors’ Fees	408,892	409	99,662				100,071

Common shares issued in payment of employee salaries	4,236,555	4,237	1,034,763				1,039,000

Common shares issued in payment of consulting expenses	97,467	97	23,903				24,000

Milestone shares issued pursuant to EPIC Strategic Alliance Agreement	3,000,000	3,000	837,000				840,000

Balance at March 31, 2016	711,544,352	$711,546	$109,137,805	100,000	$(306,841)	$(142,664,747)	$(33,122,237)

See accompanying notes

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED MARCH 31,
	2016 (Audited)	2015 (Audited and Restated)	2014 (Audited and Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(683,012)	$5,220,605	$(41,260,897)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	666,461	581,855	453,746
Change in fair value of derivative liabilities	(7,394,006)	(20,340,874)	35,389,799
Preferred share derivative interest satisfied by the issuance of common stock	—	—-	68,089
Non-cash compensation accrued	573,667	679,771	95,000
Salaries and Directors Fees satisfied by the issuance of common stock	1,139,071	959,737	478,233
Consulting expenses paid via the issuance of common stock	24,000	23,999	18,836
Non-cash compensation satisfied by the issuance of common stock and options	333,363	260,047	82,947
Milestone shares issued pursuant to Epic Strategic Alliance Agreement	840,000	—	—
Non-cash interest expense	—	—	568,395
Non-cash rent expense	(22,996)	23,703	(49,439)
Non-cash lease accretion	1,621	1,526	1,438
Gain on Sale of Investment	—	(1,670,685)	—
Recovery of Bad Debt	(117,095)	—	—
Changes in Assets and Liabilities
Accounts receivable	33,240	(714,355)	(66,922)
Inventories	(261,727)	(1,099,518)	(574,340)
Prepaid and other current assets	160,076	(147,188)	(169,373)
Accounts payable, accrued expenses and other current liabilities	(2,211,414)	1,131,477	788,445
Deferred revenues and Customer deposits	4,153,330	(13,333)	(13,333)
Derivative interest payable	—	—	(27,500)
NET CASH USED IN OPERATING ACTIVITIES	(2,765,421)	(15,103,233)	(4,216,876)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,918,804)	(1,965,018)	(502,268)
Costs incurred for intellectual property assets	(30,025)	(31,853)	(58,178)
Withdrawals from restricted cash, net	—	(123,916)	2,777
Proceeds from Sale of Investment in Novel	—	5,000,000	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,948,829)	2,879,213	(557,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Exercise of Cash Warrants and Options	3,041,499	800,853	868,051
Proceeds from draws against related party Credit Lines	135,238	54,322	528,750
Payment of NJEDA Bonds	(210,000)	(1,110,000)	—
Other loan payments	(404,131)	(219,010)	(1,515)
Proceeds from sale of common stock to Lincoln Park Capital	6,199,643	13,236,624	10,000,000
Costs associated with raising capital	—	(16,365)	(47,987)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,762,249	12,746,424	11,347,299

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,047,999	522,404	6,572,754

CASH AND CASH EQUIVALENTS – beginning of period	7,464,180	6,941,776	369,023
CASH AND CASH EQUIVALENTS – end of period	$11,512,179	$7,464,180	$6,941,777

(See accompanying notes)

Continued on next page

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued from previous page)

	YEARS ENDED MARCH 31,
	2016 (Audited)	2015 (Audited and Restated)	2014 (Audited and Restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$215,878	$89,336	$289,494
Cash paid for taxes	$4,048	$2,500	$3,099
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Commitment shares issued to Lincoln Park Capital	$84,102	$830,521	$1,112,838
Conversion of Preferred Shares to Common Shares	—	2,272,500	9,825,066
Acquisition of Intellectual Property with convertible note payable	—	—	5,597,317
Issuance of note payable to related party in payment of balance due on line of credit owed to the same related party	—	—	600,000
Issuance of Series I Preferred Shares in satisfaction of amounts due on Notes Payable	—	—	7,953,591
Change in maximum redemption value of convertible preferred mezzanine equity	$(9,285,715)	$23,709,069	$55,314,374
Financing of equipment purchases	$442,399	$804,861	$107,960

See accompanying notes

NOTE 1	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The consolidated balance sheet as of March 31, 2015 and the consolidated statement of operations for the year ended March 31, 2015, the consolidated statement of cash flows for the year ended March 31, 2015 and the consolidated statement of changes in stockholders equity (deficit) for the year ended March 31, 2015, included in this annual report on form 10-K are restated to correct errors in accounting that were identified in the Company's annual report on Form 10-K for the year ended March 31, 2015. Please refer to Note 2 for further details on the specifics and effects of these corrections of accounting error.

The consolidated balance sheet as of March 31, 2014 and the consolidated statement of operations for the year ended March 31, 2014, the consolidated statement of cash flows for the year ended March 31, 2014 and the consolidated statement of changes in stockholders equity (deficit) for the year ended March 31, 2014, included in this annual report on form 10-K are restated to correct errors in accounting that were identified in the Company's annual report on Form 10-K for the year ended March 31, 2014. Please refer to Note 2 for further details on the specifics and effects of these corrections of accounting error.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Elite Pharmaceuticals, Inc. and its wholly-owned subsidiary, Elite Laboratories, Inc. (“Elite Labs”, and collectively, the “Company”). The financial statements of its wholly-owned entity are consolidated and all significant intercompany accounts are eliminated upon consolidation.

NATURE OF BUSINESS

Elite Pharmaceuticals, Inc. was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary Elite Laboratories, Inc. was incorporated on August 23, 1990 under the laws of the State of Delaware. On January 5, 2012, Elite Pharmaceuticals was reincorporated under the laws of the State of Nevada. Elite Labs engages primarily in researching, developing and licensing proprietary orally administered, controlled-release drug delivery systems and products with abuse deterrent capabilities and the manufacture of generic, oral dose pharmaceuticals. The Company is equipped to manufacture controlled-release products on a contract basis for third parties and itself if and when the products are approved. These products include drugs that cover therapeutic areas for pain, allergy, bariatric and infection. Research and development activities are done so with an objective of developing products that will secure marketing approvals from the United States Food and Drug Administration (“US-FDA”), and thereafter, commercially exploiting such products.

CASH

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

ACCOUNTS RECEIVABLE

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

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

Property and equipment are stated at cost. Depreciation is provided on the straight-line method based on the estimated useful lives of the respective assets which range from three to forty years. Major repairs or improvements are capitalized. Minor replacements and maintenance and repairs which do not improve or extend asset lives are expensed currently.

Upon retirement or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in income.

Costs to acquire intangible assets are capitalized and, if such assets are determined to have a finite useful life, amortized to expense on a straight-line method over such finite useful life. Costs to acquire intangible assets that are determined to be indefinitely lived, such as Abbreviated New Drug Applications (“ANDA’s”) are capitalized, but not amortized to expense.

All intangible assets are tested for impairment on at least an annual basis, or sooner, should events or changes in circumstances occur that may indicate a potential impairment of a listed intangible assets.

RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to expense as incurred.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances, which, at times, may exceed the amounts insured by the Federal Deposit Insurance Corp. Uninsured balances at March 31, 2016 are $11.5 million. Management does not believe that there is any significant risk of losses.

The Company in the normal course of business extends credit to its customers based on contract terms and performs ongoing credit evaluations. An allowance for doubtful accounts due to uncertainty of collection is established based on historical collection experience. Amounts are written off when payment is not received after exhaustive collection efforts. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company generated all its revenues from six, seven and ten companies, respectively. The termination of the contracts with either of such companies will result in the loss of a significant amount of revenues currently being earned.

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

GAAP prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. GAAP requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. No adjustments related to uncertain tax positions were recognized during Fiscal 2016 and Fiscal 2015.

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit. No interest and penalties related to uncertain tax positions were accrued as of March 31, 2016 and March 31, 2015.

The Company operates in multiple tax jurisdictions within the United States of America. Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2016, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2012 and forward, and State, 2008 and forward. The Company did not record unrecognized tax positions for the years ended March 31, 2016, 2015 and 2014.

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

The Company recognizes payments received pursuant to a multiple revenue agreement as revenue, only if the related delivered item(s) have stand-alone value, with the arrangement being accordingly accounted for as a separate unit of accounting. If such delivered item(s) are considered to either not have stand-alone value, the arrangement is accounted for as a single unit of accounting, and the payments received are recognized as revenue over the estimated period of when performance obligations relating to the item(s) will be performed.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it determines the period over which the performance obligations will be performed and revenue will be recognized. If it cannot reasonably estimate the timing and the level of effort to complete its performance obligations under a multiple-element arrangement, revenues are then recognized on a straight-line basis over the period encompassing the expected completion of such obligations, with such period being reassessed at each subsequent reporting period.

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

Milestone payments are accounted for in accordance with ASC 605-28 “Revenue Recognition-Milestone Method” for any deliverables or units of accounting under which the Company must achieve a defined performance obligation which is contingent upon future events or circumstances that are uncertain as of the inception of the arrangement providing for such future milestone payment. Determination of the substantiveness of a milestone is a matter of subjective assessment performed at the inception of the arrangement, and with consideration earned from the achievement of a milestone meeting all of the following:

•       It must be either commensurate with the Company's performance in achieving the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company's performance to achieve the milestone; and

•       It relates solely to past performance; and

•       It is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

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

Asset information is not reviewed or included within the Company’s internal management reporting. Accordingly, the Company does not disclose asset information for each reportable segment.

Please see note 3 for further details.

LEASES

Lease agreements are evaluated to determine if they are capital leases meeting any of the following criteria at inception: (a) transfer of ownership; (b) bargain purchase option; (c) the lease term is equal to 75 percent or more of the estimated economic life of the leased property; or (d) the present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor.

If at its inception a lease meets any of the four lease criteria above, the lease is classified by the Company as a capital lease; and if none of the four criteria are met, the lease is classified by the Company as an operating lease.

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

WARRANTS AND PREFERRED SHARES

The accounting treatment of warrants and preferred share series issued is determined pursuant to the guidance provided by subtopics 470, “Debt”, 480 “Distinguishing liabilities from equity”, and 815, “Derivatives and Hedging” of the Accounting Standard Codification. Each feature of these instruments, including, without limitation, any rights relating to subsequent dilutive issuances, dividend issuances, equity sales, rights offerings, forced conversions, optional redemptions, automatic monthly conversions, dividends and exercise are assessed with determinations made regarding the proper classification on the Company’s statement of financial position, results of operations, cash flow statement and statement of changes in stockholders equity (deficit).

Please see notes 15 and 16 for further details.

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

The compensation expense recognized for the years ended March 31, 2016, March 31, 2015 and March 31, 2014 in relation to the granting of share purchase options to employees was $333,362, $260,045 and $82,947 respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The authoritative guidance is effective for annual reporting periods beginning after December 15, 2016. In July 2015, the FASB extended the effective date of the guidance by one year to December 15, 2017. The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory — Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.

In February, 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which provides new guidance on leases. The new guidance will increase transparency and comparability among organizations that lease buildings, equipment, and other assets by recognizing the assets and liabilities that arise from lease transactions. Current off-balance sheet leasing activities will be required to be reflected on balance sheets so that investors and other users of financial statements can more readily and accurately understand the rights and obligations associated with these transactions. Consistent with the current lease standard, the new guidance addresses both finance and operating leases. Finance leases will be accounted for in substantially the same manner as capital leases are accounted for under current GAAP. Operating leases will be accounted for (both in the income statement and statement of cash flows) in a manner consistent with operating leases under existing GAAP. However, as it relates to the balance sheet, lessees will recognize lease liabilities based upon the present value of remaining lease payments and corresponding lease assets for operating leases with limited exceptions. The new guidance will also require lessees and lessors to provide additional qualitative and quantitative disclosures to help investors and other users for financials statements assess the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an organization’s leasing activities. The new guidance is effective annual reporting periods, including interim reporting periods with those annual periods, beginning after December 15, 2018, with early application being also permitted, but not required. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations and disclosures.

NOTE 2	-	RESTATEMENT OF PRIOR FINANCIAL INFORMATION

After receiving a comment letter from the SEC in connection with its standard periodic review of our Form 10-K for the Fiscal Year Ended March 31, 2015, our Form 10-Q for the Quarterly Period Ended June 30, 2015 and, in the process of review, our Form 10-Q, as amended, for the Quarterly Period Ended September 30, 2015, we conducted further reviews of our financial statements. Based on such reviews, the following determinations were made with regards to previously filed annual reports on Form 10-K:

Accounting for convertible preferred shares prior to the fiscal year ended March 31, 2016

The Company determined that the accounting for Convertible Preferred Stock (“Mezzanine Preferred”) for annual periods prior to the fiscal year ended March 31, 2016 was incorrect. Specifically, it has been determined the Mezzanine Preferred which had originally been classified as derivative liabilities on annual reports filed on Form 10-K prior to the fiscal year ended March 31, 2016, should instead be accounted for as quasi equity instruments and recorded as mezzanine equity. In addition, the Mezzanine Preferred which were recorded at fair value each annual reporting period, with changes recorded in net income (loss), will instead be recorded at the maximum redemption amount each annual reporting period with changes to this amount being recorded in additional paid in capital. Accordingly, the change in carrying value of the Mezzanine Preferred, which was originally included in the calculation of net income as well as the calculation of net income attributable to common shareholders for annual periods prior to the fiscal year ended March 31, 2016, should instead be included only in the calculation of net income attributable to common shareholders. Consequently, correction of this error in accounting has no effect on earnings per share.

The correction of this accounting error has no effect on financial statements relating to the fiscal year ended March 31, 2016, which include the correct accounting for the Mezzanine Preferred.

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

As a result of the aforementioned correction of accounting errors, the relevant annual financial statements have been restated as follows:

 Effects on financials for the Year Ended March 31, 2015

	As of March 31, 2015
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Balance Sheet
Derivative Liabilities	$52,762,573	$(35,000,000)[1]		$17,762,573
Convertible preferred shares	—	35,000,000	[1]	35,000,000
Additional paid-in capital	161,0221,568	(54,095,240)[1]		106,926,328
Accumulated Deficit	(196,076,975)	54,095,240	[1]	(141,981,735)

	Year Ended March 31, 2015
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
Change in Fair Value of derivative Liabilities	$44,049,943	$(23,709,070)[1]	$20,340,874
Net Income (Loss)[2]	28,929,674	(23,709,070)[1]	5,220,604
Change in carrying value of convertible preferred mezzanine equity	—	23,709,070 [1]	23,707,070
Net Income (Loss) attributable to common shareholders[2]	28,929,674	—	28,929,674
Net Income (Loss) per share
Basic	$0.05	—	$0.05
Diluted	$(0.02)	—	$(0.02)

	Year Ended March 31, 2015
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Statement of Cash Flows
Net Income (Loss)[2]	$28,929,674	$(23,709,070	)1	$5,220,604
Change in Fair Value of derivative Liabilities	(44,049,943)	23,709,070	[1]	(20,340,874)
Net cash used in operating activities	(15,103,233)	—		(15,103,233)
Change in maximum redemption value of convertible preferred mezzanine equity (non-cash financing transaction)	—	23,709,070	[1]	23,709,070

Effects on financials for the year ended March 31, 2014

	As of March 31, 2014
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Balance Sheet
Derivative Liabilities-Preferred Shares	$60,981,570	$(60,981,570)[1]		$—
Convertible Preferred Shares	—	60,981,570	[1]	60,981,570
Additional paid-in capital	143,555,091	(77,804,310)[1]		65,750,781
Accumulated Deficit	(255,006,646)	77,804,310	[1]	177,202,336

	Year Ended March 31, 2014
	As Previously Reported	Adjustments		As Restated
Condensed Consolidated Statement of Operations
Change in fair value of derivatives	$(90,704,173)	$55,314,374	[1]	$(35,389,799)
Net Income (Loss)[2]	(96,575,271)	55,314,374	[1]	(41,260,897)
Change in maximum redemption value of convertible preferred mezzanine equity	—	(55,314,374)[1]		(55,314,374)
Net Income (Loss) attributable to common shareholders[2]	(96,575,271)	—		(96,575,271)
Net Income (Loss) per share
Basic	$(0.21)	—		$(0.21)
Diluted	$(0.21)	—		$(0.21)

	Year Ended March 31, 2014
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows
Net Income (Loss)[2]	$(96,575,271)	$55,314,374 [1]	$(41,260,897)
Change in Fair Value of derivative Liabilities	90,704,173	(55,314,374)[1]	35,389,799
Net cash used in operating activities	(4,216,875)	—	(4,216,875)
Change in maximum redemption value of convertible preferred mezzanine equity (non-cash financing transaction)	—	(55,314,374)[1]	(55,314,374)

1	Adjustments relate solely to correction of errors in accounting for convertible preferred shares.

2	For annual periods prior to the fiscal year ended March 31, 2016, as previously reported Net Income (Loss) and Net Income (Loss) Attributable to Common Shareholders, were the same and, accordingly, both amounts were reported on a single line item identified as Net Income (Loss) Attributable to Common Shareholders

NOTE 3	-	SEGMENT RESULTS

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

The Company disaggregates its product revenues into the type of marketing authorization relating to each product, specifically the following two reportable segments:

1.	ANDA’s for generic products; or
2.	NDA’s for branded products.

The following represents selected information for the Company’s reportable segments for the fiscal years ended March 31, 2016, 2015 and 2014:

	Years Ended March 31,
	2016	2015	2014
Revenues from External Customers
ANDA	$9,164,999	$5,015,246	$4,601,376
NDA	3,333,333	—	—
Total revenues from external customers	$12,498,332	$5,015,246	$4,601,376

Adjusted income from continuing operations before income tax
ANDA	4,940,515	1,650,128	1,272,172
NDA	(9,305,998)	(14,939,115)	(3,933,203)

The table below provides reconciliations of the Company’s segment adjusted income from continuing operations before income tax to our consolidated (loss) income from continuing operations before income taxes, which is determined in accordance with U.S. GAAP, for the fiscal years ended March 31, 2016, 2015 and 2014:

	Years Ended March 31,
	2016	2015	2014
Total segment adjusted (loss) from continuing operations before income tax	$(4,365,483)	$(13,288,987)	$(2,661,031)

Corporate unallocated costs	(1,772,241)	(1,319,939)	(1,351,921)
Interest revenue	9,802	7	—
Interest expense	(290,468)	(287,231)	(859,328)
Depreciation and amortization expense	(665,647)	(616,994)	(500,906)
Significant noncash items other than depreciation and amortization expense	(1,513,433)	(1,281,052)	(749,935)
Change in value of derivatives	7,394,006	20,340,874	(35,430,386)
Gain on sale of investment	—	1,670,678	—

Total income (loss) from continuing operations before income tax	$(1,203,464)	$5,217,356	$41,553,507

Asset information is not reviewed or included within the Company’s internal management reporting. Accordingly, the Company has not disclosed asset for each reportable segment.

NOTE 4	-	INVENTORIES

Inventories are recorded at the lower of cost or market on a first-in-first-out basis.  Inventories at March 31, 2016 and 2015 consist of the following:

	2016 (Audited)	2015 (Audited and Restated)
Finished Goods	$225,699	$122,773
Work-in-Process	222,784	58,770
Raw Materials	2,845,246	2,850,459
	$3,293,729	$3,032,002

NOTE 5	-	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2016 and 2015 consists of the following:

	2016 (Audited)	2015 (Audited and Restated)
Laboratory, manufacturing, and warehouse equipment	$8,255,286	$7,593,017
Office equipment and Software	234,634	209,551
Furniture and fixtures	49,804	49,804
Transportation equipment	66,855	66,855
Land, building and improvements	6,230,543	4,556,692
	14,837,122	12,475,919
Less: Accumulated depreciation	(6,726,401)	(6,074,117)
	$8,110,721	$6,401,802

Depreciation expense amounted to $652,284 and $566,028 for the years ended March 31, 2016 and 2015, respectively.

NOTE 6	-	INTANGIBLE ASSETS

Costs to acquire intangible assets are capitalized and if such assets are determined to have a finite useful life, amortized to expense using a straight line method over this finite useful life. Costs to acquire intangible assets that are determined to be indefinitely lived, such as the costs to acquire Abbreviated New Drug Applications (“ANDA’s”), are capitalized, but not amortized to expense.

Patent application costs capitalized were incurred in relation to the Company’s abuse deterrent opioid technology. Amortization of such patent costs will begin upon the issuance of marketing authorization by the FDA of a product incorporating such patented technology and be calculated on a straight line basis through the expiry of the related patent(s).

All intangible assets are tested for impairment on at least an annual basis, as close to year end as practical, or sooner, should events or changes in circumstances occur that may indicate a potential impairment of a listed intangible asset.

As of March 31, 2016 and 2015, the following costs were recorded as intangible assets on the Company’s balance sheet:

	2016 (Audited)	2015 (Audited and Restated)
Intangible assets at beginning of fiscal year
Patent application costs	$334,457	$302,602
ANDA acquisitions	6,047,317	6,047,317
Less: Accumulated Amortization	—	—
Net Intangible Assets at beginning of fiscal year	$6,381,774	$6,349,919

Intangible asset costs capitalized during the fiscal year
Patent application costs	$30,025	$31,855
ANDA acquisition costs	—	—
Total cost of intangible assets capitalized	$30,025	$31,855

Intangible assets at end of fiscal year
Patent application costs	$364,482	$334,457
ANDA acquisition costs	6,047,317	6,047,317
Less: Accumulated Amortization	—	—
Net Intangible Assets	$6,411,799	$6,381,774

The costs incurred in patent applications totaling $30,025 and $31,855 for Fiscal 2016 and Fiscal 2015, respectively, were all related to our abuse resistant and extended release opioid product lines. The Company is continuing its efforts to achieve approval of such patents. Additional costs incurred in relation to such patent applications will be capitalized as intangible assets, with amortization of such costs to commence upon approval of the patents and commercialization of products utilizing the patented technologies.

The ANDA acquisition costs of $450,000 recorded as of the beginning of Fiscal 2015 and included as a part of intangible assets as of March 31, 2015 and March 31, 2014, are related to our acquisition of the ANDA for Phentermine 37.5mg tablets.

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

NOTE 7	-	INVESTMENT IN NOVEL LABORATORIES INC.

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

NOTE 8	-	NJEDA BONDS

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

The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of March 31, 2016, all of the proceeds were utilized by the Company for such stated purposes.

On July 23, 2014, the Company retired all outstanding Series B notes, at par, along with all accrued interest due and owing as of such date. As of March 31, 2016, there are no amounts due and owing in relation the Series B notes.

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

Bond issue costs were paid from the bond proceeds and are being amortized over the life of the bonds. These costs and amortization activity are summarized as follows:

Description	Balances As of March 31, 2015	Amortization Expense Current YTD	Balances As of March 31, 2016
Bond Issue Costs	$354,453		$354,453
Accumulated Amortization	(135,874)	(14,178)	(150,052)
Unamortized Balance	$218,579		$204,401

The NJEDA Bonds require the Company to make an annual principal payment on September 1st of varying amounts as specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal at the applicable rate for the semi-annual period just ended.

Balance Sheet Classification of Bond Liability

Bond principal amounts scheduled to mature within 12 months of the balance sheet date were recorded as current liabilities as of such date. Bond principal amounts scheduled to mature on dates later than 12 months from the balance sheet date were recorded as non-current liabilities as of such date.

Bond financing consisting of the following, as of March 31,

	2016	2015

Refinanced NJEDA Bonds	$2,065,000	$2,275,000

Current portion	(220,000)	(210,000)

Long term portion, net of current maturities	$1,845,000	$2,065,000

Maturities of Bonds for the next five years are as follows:

YEAR ENDING MARCH 31,	AMOUNT
2017	$220,000
2018	85,000
2019	90,000
2020	95,000
2021	105,000
Thereafter	1,470,000
$2,065,000

NOTE 9	-	LOANS PAYABLE AND LONG TERM DEBT

Loans Payable

During the ordinary course of business, the Company has secured loans to support the collateralized financing of fixed asset acquisition, or the renewal of insurance policies. The Company has secured such loans with initial principal amounts totaling $442,399 and $909,477 during Fiscal 2016 and Fiscal 2015, respectively. Payment terms of these loans range from 9 months to 60 months at annual interest rates that range from 6.8% to 12.2%.

Principal amounts scheduled for payment within 12 months of the balance sheet date are classified as current liabilities on the balance sheet.

Principal amounts scheduled for payment on dates later than 12 months after the balance sheet date are classified as non-current liabilities on the balance sheet.

Loans payable and long term debt consisted of the following:

	March 31, 2016		March 31, 2015
	Current	Long- Term	Current	Long- Term
Equipment and Insurance financing loans payable	$342,945	$520,827	$265,165	$560,338

Deferred Rent-135 Ludlow Ave Lease (see note 9)		19,528		42,524

Lease termination costs – 135 Ludlow Ave lease (see note 9)	—	27,896	—	26,275

TOTAL	$342,945	$568,251	$265,165	$629,137

Loan principal payments for the next five years are as follows:

YEAR ENDING MARCH 31,	AMOUNT
2017	$342,945
2018	199,164
2019	174,229
2020	129,476
2021	17,958
Thereafter	—
$863,772

NOTE 10	-	RELATED PARTY LINES OF CREDIT AND NOTES PAYABLE

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

As of March 31, 2016, the principal balance owed under the Hakim Credit Line was $718,309, with an additional $70,784 in accrued interest being also owed, in accordance with the terms and conditions of the Hakim Credit Line. This principal balance was paid in full on May 23, 2016. Accrued interest consisting of $70,784 due and owing on March 31, 2016, plus $9,134 in interest due and owing in principal balances outstanding during the period April 1, 2016 through May 23, 2016 was paid on May 24, 2016. Accordingly, as of May 24, 2016, there are no amounts due and owing under the Hakim Loan Agreement and the Hakim Loan Agreement is expired.

As of March 31, 2015, the principal balance owed under the Hakim Credit Line was $583,071, with an additional $18,105 in accrued interest being also owed, in accordance with the terms and conditions of the Hakim Credit Line.

As of March 31, 2014, the principal balance owed under the Hakim Credit Line was $528,750, with an additional $9,810 in accrued interest being also owed, in accordance with the terms and conditions of the Hakim Credit Line.

Total interest expense accrued pursuant to the Hakim Credit Line was $52,678, $63,947 and $16,674 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. An additional $9,134 in interest was accrued during the period April 1, 2016 through May 23, 2016, with all principal and interest amounts owed being paid in full on May 24, 2016.

Please note that this transaction is not to be considered as an arms-length transaction.

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

Please note that this transaction is not to be considered as an arms-length transaction.

NOTE 11	-	LEASES OF RENTAL PROPERTIES

The following leases for rental properties were operative during the year ended March 31, 2016:

135 Ludlow Ave (see notes 10 and 11)
Effective Date	July 1, 2010(3)

Termination Date	December 31, 2016

Lease term	6 years with 2 tenant renewal options for 5 years each

Rent expense for the 2016 Fiscal Year	$ 180,854
Rent expense for the 2015 Fiscal Year	$ 153,430

Minimum 5 Year Lease Payments(1)
Fiscal year ended March 31, 2017(2)	155,169
Fiscal year ended March 31, 2018(2)	—
Fiscal year ended March 31, 2019(2)	—
Fiscal year ended March 31, 2020(2)	—
Fiscal year ended March 31, 2021(2)	—
$ 155,169

(1)	Minimum lease payments are exclusive of additional expenses related to certain expenses incurred in the operation and maintenance of the premises, including, without limitation, real estate taxes and common area charges which may be due under the terms and conditions of the lease.
(2)	Minimum lease payments calculated for the initial term of the lease only, with such initial term expiring on December 31, 2016.
(3)	Inclusive of a modification of lease agreement dated July 29, 2014

Rent expense related to the operating lease at 135 Ludlow was recorded using the straight line method and summarized as follows:

Summary of Rent Expense – 135 Ludlow Avenue

	Fiscal Year Ended March 31, 2016	Fiscal Year Ended March 31, 2015
Rent Expense	$180,854	$153,430

Actual lease payments	203,850	114,321

Increase (Decrease) in deferred rent liability	(22,996)	39,109

Adjustments to deferred rent liability	—	(15,409)

Balance of deferred rent liability	19,528	42,524

NOTE 12	-	LEASE OF 135 LUDLOW AVENUE

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

Please refer to Note 9 of these financial statements for details on minimum lease payments, rent expense and deferred rent liabilities.

NOTE 13	-	LEASE TERMINATION COSTS - 135 LUDLOW AVENUE

The lease for the property located at 135 Ludlow Avenue, Northvale NJ, includes a requirement that, at termination, the Company return the property to its condition at the inception of the lease, with normal wear and tear excepted. Such requirement accordingly represents an unconditional obligation associated with the retirement of a long-lived asset and subject to ASC 410 of the Codification. The Company estimates such costs would amount to $50,000, at lease termination, and pursuant to ASC 410 has recorded a liability and offsetting asset equal to the present value, at lease inception, of such obligation. This liability is accreted over the term of the lease (including extensions), using the interest method and principally included within interest expense.

NOTE 14	-	DEFERRED REVENUES

Deferred revenues in the aggregate amount of $4,292,220, consisting of a current component of $1,013,333 and a long term component of $3,278,887. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five year term beginning in June 2015 and ending in May 2020. The advance payment was recorded as deferred revenue when received and is earned, on a straight line basis over the life of the license. The current component is equal to the amount of revenue to be earned during the 12 month period immediately subsequent to the balance date and the long term component is equal to the amount of revenue to be earned thereafter.

NOTE 15	-	MEZZANINE EQUITY – CONVERTIBLE PREFERRED SHARES

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

CONVERTIBLE PREFERRED MEZZANINE EQUITY

	March 31, 2016	March 31, 2015
Shares authorized	500	500
Shares outstanding	100	100
Par value	$0.01	$0.01
Stated value	$100,000	$100,000
Conversion Price	$0.07	$0.07
Common shares to be issued upon redemption	142,857,143	142,857,143
Closing price on valuation date	$0.31	$0.2450

Carrying value of convertible preferred mezzanine equity	$44,285,714	$35,000,000

INCREASE / (DECREASE) IN VALUE OF CONVERTIBLE PREFERRED MEZZANINE EQUITY

	FISCAL YEAR ENDED
	March 31, 2016	March 31, 2015
Series I Preferred	9,285,715	(23,709,069)

NOTE 16	-	DERIVATIVE LIABILITIES - WARRANTS

To date, the Company has authorized the issuance of Common Stock Purchase Warrants, with terms of five to seven years, to various corporations and individuals, in connection with the sale of securities, loan agreements and consulting agreements. Exercise prices on those warrants outstanding during Fiscal 2016 and Fiscal 2015 range from $0.0625 to $0.25 per warrant. The warrants expire at various times through April 25, 2018.

A summary of warrant activity for the fiscal years indicated below is as follows:

	Fiscal Year 2016		Fiscal Year 2015
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of year	89,870,034	$0.06	102,143,091	$0.06

Warrant exercises, forfeited or expired	48,283,968	$0.06	12,273,057	$0.07

Ending Balance	41,586,066	$0.06	89,870,034	$0.06

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

The Warrant Derivative Liabilities are measured at fair market value, using the market approach and a level 3 fair value hierarchy, on a recurring basis as of March 31, 2016 and March 31, 2015, in accordance with the valuation techniques discussed in ASC 820.

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option valuation model, a level 3 fair value hierarchy using the following assumptions:

	March 31 2016	March 31 2015	March 31 2014
Risk-Free interest rate	0.18% - 0.73%	0.05% - 0.89%	0.05% - 1.32%
Expected volatility	52% - 81%	93% - 113%	111% - 207%
Expected life (in years)	0.2 – 2.1	1.2 – 3.1	0.3 - 4.1
Expected dividend yield	0%	0%	0%
Number of warrants	41,586,066	89,870,034	102,143,093

Fair value – Warrant Derivative Liability	$10,368,567	$17,762,573	$38,103,446

Change in warrant derivative liability for the twelve months ended	$7,394,006	$(18,447,573)	$32,997,869

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

The changes of $7,394,006, $(18,447,573) and $32,997,869 in value of the warrant derivative liability occurring during the years ended March 31, 2016, 2015 and 2014, respectively, are included in the amounts reported in the “Other Income/(Expense)” section of the statement of operations. Increases in value are reported as other expenses and decreases in value are reported as other income.

The following table summarizes, as of March 31, 2016, 2015 and 2014, the warrant activity subject to Level 3 inputs which are measured on a recurring basis:

Fair value measurements of warrants using significant unobservable inputs (Level 3)

	March 31	March 31	March 31
	2016	2015	2014
Balance at Beginning of Fiscal Year	$17,762,573	$38,103,446	$7,862,848
Warrants Exercised	(14,788,012)	(2,578,300)	(2,757,271)
Change in fair value of warrant liability	7,394,006	(18,447,573)	32,997,869
Balance at End of Fiscal Year	$10,368,567	$17,762,573	$38,103,446

NOTE 17	-	COMMON STOCK

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

Upon execution of the Purchase Agreement, we have issued 1,928,641 shares of our common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of our common stock under that agreement and we are obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of our common stock is purchased by Lincoln Park. Through June 7, 2016, we have sold to Lincoln Park an aggregate of 76.7 million shares under the Purchase Agreement for aggregate gross proceeds of approximately $21.2 million. In addition, we have issued an additional 1.0 million Commitment Shares.

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

Summary of Common Stock Activity

During Fiscal Years 2016, 2015 and 2014 the Company issued a total of 80,386,651, 70,918,271 and 185,748,471 shares of Common Stock, respectively, with such issuances of Common Stock being summarized as follows:

Description	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014

Common shares sold pursuant to the Lincoln Park Capital Purchase Agreements, with net proceeds of such shares totaling $6,199,643, $13,236,624 and $10,000,000 in Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively.	23,945,346	47,172,240	65,143,216

Common shares issued as commitment shares pursuant to the Lincoln Park Capital Purchase Agreements	298,923	2,566,861	5,858,230

Common Shares issued in lieu of cash payment in payment of preferred share derivative interest expenses totaling zero, zero and $68,089 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively	---	---	878,543

Common Shares issued pursuant to the conversion of Series B, Series C, Series E and Series I Convertible Preferred Share derivatives, with such derivative liabilities totaling zero, $2,272,500, and 9,825,066 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, at the time of their conversion.	---	6,060,000	91,796,043

Common Shares issued in payment of Director’s fees totaling $100,071, $110,000 and $110,000 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively	408,892	321,611	1,210,583

Common shares issued in payment of employee salaries totaling $1,039,000, $849,737 and $368,233 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.	4,236,555	2,518,668	3,439,467

Common shares issued in payment of consulting expenses totaling $24,000, $23,999 and $18,836 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively	97,467	70,169	210,018

Common shares issued pursuant to warrants exercised	48,283,968	11,985,388	16,904,038

Common shares issued pursuant to options exercised	112,500	223,334	308,333
Milestone shares issued pursuant to EPIC Strategic Alliance Agreement totaling $840,000, zero and zero for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively	3,000,000	---	---

Total Common Shares issued during Fiscal 2016, Fiscal 2015 and Fiscal 2014	80,383,651	70,918,271	185,748,471

Common Shares issued at March 31,	711,544,352	631,160,701	560,242,430

NOTE 18	-	PER SHARE INFORMATION

Basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income(loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income(loss) by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding. GAAP requires the presentation of both Basic EPS and Diluted EPS, if such Diluted EPS is not anti-dilutive, on the face of the Company’s Consolidated Statements of Operations. As the Company had a net loss for Fiscal Year 2016 and 2014, Diluted EPS is not presented as the effect of the Company’s common stock equivalents and convertible securities is anti-dilutive.

Basic EPS is calculated as follows:

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Numerator
Net Income (Loss) attributable to common shareholders	$(9,968,727)	$28,929,674	$(96,575,271)

Denominator
Weighted average shares of common stock outstanding	673,905,485	591,214,959	463,021,991

Net Earnings (Loss) per Share – Basic	$(0.01)	$0.05	$(0.21)

Potentially dilutive securities excluded from the calculation of diluted loss per share for Fiscal 2016 and 2014
Stock Options	581,020	n/a	174,359

Convertible Preferred Mezzanine Equity	142,857,143	n/a	148,917,143

Warrants	22,926,029	n/a	15,782,718

Diluted Earnings (Loss) per share (for Fiscal 2015) is calculated as follows:

Fiscal Year 2015
Net Income attributable to common shareholders	$28,929,674
Adjustments to Net Income
Reversal of Change in Value of Warrant Derivatives	(18,447,573)
Reversal of Change in Value of Convertible Preferred Share Mezzanine Equity	(25,602,370)

Net loss attributable to common shareholders on a diluted basis	$(15,120,269)

Denominator
Weighted average shares of common stock outstanding	591,214,959

Dilutive effects of convertible preferred mezzanine equity and warrants
Convertible preferred mezzanine equity	142,857,143
Warrants	22,926,029
Stock Options	581,020
Weighted average shares outstanding - diluted	757,579,152

Fully Diluted Earnings (Loss) per Share	$(0.02)

NOTE 19	-	STOCK-BASED COMPENSATION

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

During Fiscal 2016, the Company issued 408,892 shares of Common Stock to its Directors in payment of Director’s fees in the aggregate amount of $100,071 and related to the calendar year ending on December 31, 2015. Please note that the shares issued during Fiscal 2016, include those shares owed and not yet issued at the end of Fiscal Year 2015.

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

As of March 31, 2016, the Company owes its Directors a total of 46,125 shares of Common Stock in payment of Directors Fees totaling $15,000 for the three months ended March 31, 2016. The Company anticipates that these shares of Common Stock will be issued during the fiscal year ended March 31, 2017.

Stock-based Employee Compensation

Employment contracts with the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees includes provisions for a portion of each employee’s salaries to be paid via the issuance of shares of the Company’s Common, in lieu of cash, with the valuation of such shares being calculated on a quarterly basis and equal to the average closing price of the Company’s common stock for the quarter just ended.

During Fiscal Year 2016, the Company issued a total of 4,236,555 shares of Common Stock to its President and Chief Executive Officer, Chief Financial Officer and certain other employees in payment of salaries in the aggregate amount of $1,039,000 and related to the calendar year ended December 31, 2015. Please note that the shares issued during Fiscal 2016, include those shares owed and not yet issued at the end of Fiscal 2015.

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

As of March 31, 2016, the Company owes its President and Chief Executive Officer, Chief Financial Officer and certain other employees a total of 638,407 shares of Common Stock in payment of salaries totaling $207,500 for the three months ended March 31, 2016, with such amount being recorded in accrued expenses. The Company anticipates that these shares of Common Stock will be issued during the fiscal year ended March 31, 2017.

Stock option based Employee Compensation

During Fiscal 2016, the Company issued, to various employees, options to purchase a total of 360,000 shares Common Stock, in aggregate (the “2016 Options”). The 2016 Options have exercise prices equal to the closing price of the Company’s common stock on the grant date of each such option, such prices ranging from $0.23 per share to $0.415 per share. The 2016 Options vest in equal increments over a three year period which commences one year from the date of grant. The 2016 Options expire ten years from the date of grant. The fair value of the 2016 Options was $129,913 computed using the Black-Scholes options pricing model on the grant date. Such fair value is being amortized by the Company, on a straight line basis, over the vesting period and recorded on the Company’s Statement of Income as “Non-cash compensation through the issuance of stock options”.

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

The Company measures stock-based compensation cost for options using the Black-Scholes option pricing model. The following table presents a summary of the assumptions used to estimate fair values of the stock options granted during Fiscal 2016, Fiscal 2015 and Fiscal 2014:

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014

Exercise prices	$0.23 - $0.42	$0.27 - $0.46	$0.07
Options Granted (shares)	360,000	2,590,000	3,000,000
Risk-free interest rate	2.1% - 2.2%	2.2% - 2.8%	2.5%
Expected volatility	119% - 120%	120% - 121%	130%
Expected dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	2.7%	0.0%	0.0%
Expected term (in years)	10	10	10
Fair value of options granted	$129,913	$769,421	$202,497
Non-cash compensation through issuance of stock options	$333,363	$260,045	$82,947

As of March 31, 2016, the total remaining unrecognized non-cash compensation costs related to stock options granted was $462,308. This amount will be recognized as non-cash compensation over the course of the next three fiscal years.

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

Transactions under the plans for the years indicated were as follows:

	Fiscal Year 2016		Fiscal Year 2015		Fiscal Year 2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,642,167	$0.48	5,435,667	$0.54	3,939,000	$1.18

Options Granted	360,000	$0.38	2,590,000	$0.31	3,000,000	$0.07

Options Exercised	112,500	$0.21	223,334	$0.12	308,333	$0.08

Options Expired/Forfeited	280,000	$0.60	160,166	$0.18	1,195,000	$1.60

Outstanding at end of year	7,609,667	$0.48	7,642,167	$0.48	5,435,667	$0.54

The following table summarizes information about stock options outstanding at March 31, 2016:

Range	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.01 – 0.25	3,766,667	6.9	$0.08	2,766,668	$0.09
$ 0.26 – 0.50	2,650,000	8.5	$0.32	783,333	$1.08
$ 0.51 – 1.00	—	—	—	—
$ 1.01 – 2.00	96,000	1.8	1.08	96,000
$ 2.01 – 3.00	1,097,000	0.7	$2.16	847,000	$2.18

$ 0.01 – 3.00	7,609,667	6.5	$0.48	4,493,001	$0.54

As of March 31, 2016, there were 5,595,066 options available for future grant under our Stock Option Plans.

The aggregate intrinsic value of options outstanding as of March 31, 2016, calculated as the difference between the exercise price and the closing price of the Company’s Common Stock on March 31, 2016 was $904,409. The aggregate intrinsic value of vested options outstanding as of March 31, 2016 was $642,981.

The total intrinsic value of options exercised during the Fiscal 2016, 2015 and 2014 was $22,173, $31,513 and $101,962, respectively.

NOTE 21	-	INCOME TAXES

The components of the credit for income taxes are as follows:

	Year Ended March 31,
	2016	2015	2014
Federal:
Current	$—	$—	$—
Deferred	—	—	—

State
Current	(4,048)	$(3,248)	$(3,099)
Deferred	—	—	—

Sale of New Jersey Net Operating Losses	524,500	—	295,710

Net Credit for Income Taxes	$520,452	$(3,248)	$292,611

The Major components of deferred tax assets and liabilities at March 31, 2016 and 2015 are as follows (amounts in thousands of dollars):

	March 31,
	2016	2015	2014
Federal
Net Operating Loss Carry forward	$27,033	$24,547	$19,813
Valuation Allowance	(27,033)	(24,547)	(19,813)
	$—	$—	$—

State
Net Operating Loss Carryforwards	$2,722	$2,602	$1,318
Valuation Allowance	(2,722)	(2,602)	(1,318)
	$—	$—	$—

At March 31, 2016 and 2015, a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty about the Company’s ability to generate the future taxable income necessary to use the net operating loss carryforwards.

The company believes that temporary timing differences between accrual and payment of income taxes are not material to the financial position of the Company.

NOTE 22	-	CONCENTRATIONS

Revenue Concentrations

Five customers accounted for substantially all of the Company’s revenues for Fiscal 2016. Included in these customers are three customers that accounted for approximately 37%, 28% and 27% of revenues each, respectively.

Seven customers accounted for substantially all of the Company’s revenues for Fiscal 2015. Included in these customers are three customers that accounted for approximately 55%, 24% and 11% of revenues each, respectively.

Ten customers accounted for substantially all of the Company’s revenues for Fiscal 2014. Included in these customers are three customers that accounted for approximately 88 percent of revenues for Fiscal 2014.

Accounts Receivable Concentrations

Four customers accounted for substantially all of the Company’s accounts receivable as of March 31, 2016. Included in these customers are three customers that accounted for approximately 54%, 30% and 8% of revenues each, respectively.

Five customers accounted for substantially all of the Company’s accounts receivable as of March 31, 2015. Included in these customers are four customers that accounted for approximately 46%, 26%, 17% and 11% of revenues each, respectively.

Five customers accounted for substantially all of the Company’s accounts receivable as of March 31, 2014. Included in these customers are three customers that accounted for approximately 83% of accounts receivable as of March 31, 2014.

Purchasing Concentrations

Seven suppliers accounted for more than 80% of the Company’s purchases of raw materials for Fiscal 2016. Included in these seven suppliers are three suppliers that accounted for approximately 44%, 20% and 10% of revenues each, respectively.

Seven suppliers accounted for more than 80% of the Company’s purchases of raw materials for Fiscal 2015. Included in these seven suppliers are four suppliers that accounted for approximately 38%, 11%, 10% and 10% of revenues each, respectively.

Seven suppliers accounted for more than 80% of the Company’s purchases of raw materials for Fiscal 2014. Included in these seven suppliers are two suppliers that accounted for approximately 52% of raw material purchases for Fiscal 2014.

NOTE 23	-	COLLABORATIVE AGREEMENT WITH EPIC PHARMA LLC

On June 4, 2015, the Company entered into the 2015 Epic License Agreement, which provides for the exclusive right to market, sell and distribute, by Epic Pharma LLC (“Epic”) of SequestOx™, an abuse deterrent opioid which employs the Company’s proprietary pharmacological abuse-deterrent technology. Epic will be responsible for payment of product development and pharmacovigilance costs, sales and marketing of SequestOx™, and Elite will be responsible for the manufacture of the product. Under the 2015 Epic License Agreement, Epic will pay Elite non-refundable payments totaling $15 million, with such amount representing the cost of an exclusive license to ELI-200, the cost of developing the product and certain filings and a royalty based on an amount equal to 50% of profits derived from net product sales as defined in the 2015 Epic License Agreement. The initial term of the exclusive right to product development sales and distribution is five years (“Epic Exclusivity Period”); the license is renewable upon mutual agreement at the end of the initial term.

In June 2015, Elite received non-refundable payments totaling $5 million from Epic for the exclusive right to product development sales and distribution of SequestOx™ pursuant to the Epic Collaborative Agreement, under which it agreed to not permit marketing or selling of SequestOx™ within the United States of America to any other party. Such exclusive rights are considered a significant deliverable element of the Epic Collaborative Agreement pursuant to ASC 605-25, Revenue Recognition – Multiple Element Arrangements. These nonrefundable payments represent consideration for certain exclusive rights to ELI-200 and will be recognized ratably over the Epic Exclusivity Period.

In addition, in January 2016, a New Drug Application (“NDA”) for SequestOx™ was filed, thereby earning the Company a non-refundable $2.5 million milestone, pursuant to the 2015 Epic License Agreement. The filing of this NDA represents a significant deliverable element as defined within the Epic Collaborative pursuant to ASC 605-25, Revenue Recognition – Multiple Element Arrangements. Accordingly, the Company has recognized the $2.5 million milestone, which was paid by Epic and related to this deliverable as income during the year ended March 31, 2016.

In total, during Fiscal 2016, the Company received payments totaling $7.5 million pursuant to the 2015 Epic License Agreement, with all amounts being non-refundable. An additional $7.5 million is due upon approval by the FDA of the NDA filed for SequestOx™, and license fees based on commercial sales of SequestOx™. Revenues relating to these additional amounts due under the 2015 Epic License Agreement will be recognized as the defined elements are completed and collectability is reasonably assured.

NOTE 24	-	RELATED PARTY TRANSACTION AGREEMENTS WITH EPIC PHARMA LLC

The Company has entered into two agreements with Epic which constitute agreements with a related party due to the management of Epic including a member on our Board of Directors.

On June 4, 2015, the Company entered into the 2015 Epic License Agreement (please see Note 23 above)

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

After marketing authorization is received from the FDA, Elite will receive a license fee which is based on profits achieved from the commercial sales of ELI-200. On January 14, 2016, the Company filed an NDA with the FDA for SequestOx™, thereby earning a $2.5 million milestone pursuant to the 2015 Epic License Agreement. The Company has received payment of this amount from Epic. There can be no assurances of the Company receiving marketing authorization for SequestOx™, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition.

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

Pursuant to the Epic Generic Agreement, Elite will receive $1.8 million, payable in increments that require the commercialization of all six exclusive products if the full amount is to be received, plus license fees equal to a percentage that is not less than 50% and not greater than 60% of profits achieved from commercial sales of the products, as defined in the Epic Generic Agreement. While Epic has launched four of the six exclusive products and Elite has collected $1.0 million of the $1.8 million total fee, collection of the remaining $800k is contingent upon Epic filing the required supplements with and receiving approval from the FDA for the remaining exclusive generic products. There can be no assurances of Epic filing these supplements, or getting approval of any supplements filed. Accordingly, there can be no assurances of Elite receiving the remaining $800k due under the Epic Generic Agreement, or future license fees related thereto. Please also note that all commercialization, regulatory, manufacturing, marketing and distribution activities are being conducted solely by Epic, without Elite’s participation.

Both the 2015 Epic License Agreement and the Epic Generic Agreement contain license fees that will be earned and payable to the Company, after the FDA has issued marketing authorization(s) for the related product(s). License fees are based on commercial sales of the products achieved by Epic and calculated as a percentage of net sales dollars realized from such commercial sales. Net sales dollars consist of gross invoiced sales less those costs and deductions directly attributable to each invoiced sale, including, without limitation, cost of goods sold, cash discounts, Medicaid rebates, state program rebates, price adjustments, returns, short date adjustments, charge backs, promotions and marketing costs. The rate applied to the net sales dollars to determine license fees due to the Company is equal to an amount negotiated and agreed to by the parties to each agreement, with the following significant factors, inputs, assumptions and methods, without limitation, being considered by either or both parties:

•	Assessment of the opportunity for each product in the market, including consideration of the following, without limitation: market size, number of competitors, the current and estimated future regulatory, legislative and social environment for abuse deterrent opioids and the other generic products to which the underlying contracts are relevant;
•	Assessment of various avenues for monetizing SequestOx™ and the twelve ANDA’s owned by the Company, including the various combinations of sites of manufacture and marketing options;
•	Elite’s resources and capabilities with regards to the concurrent development of abuse deterrent opioids and expansion of its generic business segment, including financial and operational resources required to achieve manufacturing site transfers for twelve approved ANDA’s;
•	Capabilities of each party with regards to various factors, including, one or more of the following: manufacturing, marketing, regulatory and financial resources, distribution capabilities, ownership structure, personnel, assessments of operational efficiencies and entity stability, company culture and image;
•	Stage of development of SequestOx™ and manufacturing site transfer and regulatory requirements relating to the commercialization of the generic products at the time of the discussions/negotiations, and an assessment of the risks, probability and time frames for achieving marketing authorizations from the FDA for each product.
•	Assessment of consideration offered; and
•	Comparison of the above factors among the various entities with whom the Company was engaged in discussions relating to the commercialization of SequestOx™ and the manufacture/marketing of the twelve generics related to the Epic Generic Agreement.

Please note that this transaction is not to be considered as an arms-length transaction.

NOTE 25	-	TRANSACTIONS WITH RELATED PARTIES – NASRAT HAKIM AND MIKAH PHARMA LLC

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

Please note that this transaction is not to be considered as an arms-length transaction.

NOTE 26	-	MANUFACTURING, LICENSE AND DEVELOPMENT AGREEMENTS

The Company has entered into the following active agreements:

•	License agreement with Precision Dose, dated September 10, 2010 (the “Precision Dose License Agreement”)
•	Manufacturing and Supply Agreement with Ascend Laboratories Inc., dated June 23, 2011 and as amended on September 24, 2012 and January 19, 2015 (the “Ascend Manufacturing Agreement”) and
•	Development agreement with Akorn Pharmaceuticals, dated January 10, 2011 (the “Akorn Agreement”).

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

NOTE 27	-	CONVERSIONS OF PREFERRED STOCK MEZZANINE EQUITY TO COMMON STOCK

The Certificate of Designations of the Series I Convertible Preferred Stock Mezzanine Equity (the “Series I Mezzanine Equity”), includes provisions entitling its rights to convert shares of the Series I Mezzanine Equity into shares of Common Stock.

Conversions of Series I Mezzanine Equity to Common Stock during Fiscal 2016 and Fiscal 2015 are summarized as follows:

	Fiscal 2016	Fiscal 2015
Series I Preferred Derivatives
Number of Derivative Shares Converted	—	4.242
Number of Common Shares issued pursuant to conversion	—	6,060,000
Value of Preferred Derivative shares at time of conversion (represents decrease in derivative liability resulting from conversions)	—	2,272,500
Change in value of preferred share derivative liability recorded at time of conversion	—	(303,000)
Par value of Common Shares issued	—	6,060
Additional paid in capital recorded as a result of the conversions	—	2,266,440

Please also see Note 15 for further details on the Series I Mezzanine Equity.

NOTE 28	-	CONTINGENCIES

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

NOTE 29	-	RIGHTS PLAN

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

NOTE 30	-	LEGAL PROCEEDINGS

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

Arbitration with Precision Dose Inc.

On May 9, 2014, Precision Dose Inc, the parent company of TAGI Pharmaceuticals, Inc., commenced an arbitration against the Company alleging that the Company failed to properly supply, price and satisfy gross profit minimums regarding Phentermine 37.5mg tablets, as required by the parties' agreements. Elite denied Precision Dose's allegations and has counterclaimed that Precision Dose is no longer entitled to exclusivity rights with respect to Phentermine 37.5mg tablets, and is responsible for certain costs, expenses, price increases and lost profits relating to Phentermine 37.5mg tablets and the parties' agreements. The parties have reached agreement in settlement of these issues, with Precision Dose agreeing to pay certain amounts to the Company in exchange for Elite agreeing to restore exclusivity rights with respect to Phentermine 37.5mg tablets, subject to certain defined conditions. Both parties have been complying with the agreed settlement terms and the Company has notified the Arbitrator of this settlement, requesting the issuance of proceeding termination documents.

Generally Accepted Accounting Principles require that a contingency loss may only be recognized if the event is (i) probable and (ii) the amount of the loss can be reasonably estimated. There were no liabilities meeting this criteria at March 31, 2016.

NOTE 31	-	QUARTERLY FINANCIAL INFORMATION (UNADITED)

The Company’s consolidated results of operations are shown below:

(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter (restated)	First Quarter (restated)
Fiscal year ended March 31, 2016
Total revenues	$5,195	$2,194	$2,947	$2,163
Costs of revenues	1,036	836	1,415	1,197
Gross Profit	4,159	1,358	1,532	966
Operating Expenses	3,588	4,071	5,299	3,373
Income (Loss) from Operations	571	(2,713)	(3,767)	(2,407)
Other income (expense)	7,408	(9,520)	2,086	7,139
Income tax (credit) expense	(520)	—	—	—
Net Income	8,499	(12,233)	(1,681)	4,732
Change in carrying value of convertible preferred mezzanine equity	14,142	(24,786)	(5,071)	6,429
Net income attributable to common shareholders	22,641	(37,019)	(6,753)	11,161

Earnings per share – basic	$0.03	$(0.05)	$(0.01)	$0.02
Earnings per share - Diluted	$0.00	$(0.05)	$(0.01)	$(0.00)

(In thousands, except per share data)	Fourth Quarter (restated)	Third Quarter (restated)	Second Quarter (restated)	First Quarter (restated)
Fiscal year ended March 31, 2015
Total revenues	1,234	1,363	1,256	1,162
Costs of revenues	904	700	682	729
Gross Profit	331	663	575	433
Operating Expenses	5,788	3,221	4,636	4,864
Income (Loss) from Operations	(5,457)	(2,557)	(4,061)	(4,431)
Other income (expense)	(898)	9,974	10,310	2,338
Income tax (credit) expense	(3)	—	—	—
Net Income	(6,350)	7,417	6,248	(2,094)
Change in carrying value of convertible preferred mezzanine equity	(2,715)	13,600	15,132	(2,308)
Net income attributable to common shareholders	(9,065)	21,017	21,380	(4,402)

Earnings (Loss) per share – basic	$(0.01)	$0.03	$0.04	$(0.01)
Earnings (Loss) per share - diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

(In thousands, except per share data)	Fourth Quarter (restated)	Third Quarter (restated)	Second Quarter (restated)	First Quarter (restated)
Fiscal year ended March 31, 2014
Total revenues	1,028	1,693	1,159	722
Costs of revenues	1,046	995	617	579
Gross Profit	(18)	699	542	143
Operating Expenses	2,365	1,936	1,229	1,118
Income (Loss) from Operations	(2,384)	(1,237)	(687)	(976)
Other income (expense)	(31,652)	175	(6,887)	2,095
Income tax (credit) expense	(295)	—	2	—
Net Income	(33,741)	(1,061)	(7,576)	1,119
Change in carrying value of convertible preferred mezzanine equity	(53,056)	1	(2,061)	(197)
Net income attributable to common shareholders	(86,798)	(1,062)	(9,638)	922

Earnings (Loss) per share – basic	$(0.16)	$(0.00)	$(0.02)	$0.00
Earnings (Loss) per share - diluted	$(0.16)	$(0.00)	$(0.02)	$(0.00)

NOTE 32	-	ADVERTISING COSTS

The Company's advertising costs for Fiscal 2016, Fiscal 2015 and Fiscal 2014 were immaterial.

NOTE 33	-	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through June 15, 2016, the date the accompanying financial statements were issued. The following are material subsequent events:

Common Stock sold pursuant to the LPC-40 Purchase Agreement

Subsequent to March 31, 2016 and up to June 7, 2016 (the latest practicable date), a total of 5.5 million shares of Common Stock were sold and 0.1 million additional commitment shares were issued, pursuant to the LPC-40 Purchase Agreement. Proceeds received from such transactions totaled $1.7 million.

Common Stock issued pursuant to the exercise of cash warrants

Subsequent to March 31, 2016 and up to June 7, 2016 (the latest practicable date), a total of 9.3 million shares of Common Stock were issued pursuant to the exercise of cash warrants. Proceeds received from such warrant exercises totaled $0.6 million.

Repayment of Hakim Credit Line

On May 24, 2016 all amounts due and owing pursuant to the Hakim Credit Line, which expired on March 31, 2016, were paid in full. These payments, which totaled $798,227 consisted of principal due of $718,309 plus accrued interest totaling $79,918. As of May 24, 2016 there are no amounts due and owing under the Hakim Loan Agreement and the Hakim Loan Agreement is expired. Please also see Note 10 above.