Form 10-K/A
period 2015-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2016-07-11
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of determining this amount, only directors, executive officers and, based on Schedule 13(d) filings as of September 30, 2014, 10% or greater stockholders, and their respective affiliates, have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

Title of Class	Aggregate Market Value	As of Close of Business on
Common Stock - $0.001 par value	$ 153,849,213	September 30, 2014

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date

Title of Class	Shares Outstanding	As of Close of Business on
Common Stock - $0.001 par value	658,419,047	June 8, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 that was filed with the Securities and Exchange Commission, or SEC, on June 15, 2015 (the "Original Filing"). We are filing this Amendment No. 1 solely for the purpose of attaching as Exhibit 10.85 an amended redacted copy of the June 4, 2015 License Agreement with Epic Pharma LLC.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.1 and 31.2. Because no financial statements of Elite Pharmaceuticals, Inc. are contained in this Amendment No. 1, we are not including certifications pursuant to 18 U.S.C. 1350.

No other changes, other than described above, are made to the Original Filing other than to update the cover page of the Original Filing. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

2

Table of Contents

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES	2

SIGNATURES		3

1

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)	The following are filed as part of this Annual Report on Form 10-K

(1) The financial statements and schedules required to be filed by Item 8 of this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Statements.

(2) The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

10.85	June 4, 2015 License Agreement with Epic Pharma LLC. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer

Dated: July 11, 2016

By:	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer

Dated: July 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nasrat Hakim	Chief Executive Officer, President and Chairman of the Board	July 11, 2016

/s/ Carter J. Ward	Chief Financial Officer, Treasurer, Secretary	July 11, 2016

/s/ Barry Dash	Director	July 11, 2016

/s/ Jeffrey Whitnell	Director	July 11, 2016

/s/ Eugene Pfeifer	Director	July 11, 2016

/s/ Davis Caskey	Director	July 11, 2016

3