Form 10-Q
period 2016-06-30
ELITE PHARMACEUTICALS INC /NV/
filed 2016-08-09
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO ______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 733,715,855 shares of common stock were issued and outstanding as of August 3, 2016.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (Unaudited)	March 31, 2016 (Audited and Revised)

ASSETS
Current assets:
Cash	$12,814,951	$11,512,179
Accounts receivable	1,220,245	1,530,296
Inventory	3,735,294	3,293,729
Prepaid expenses and other current assets	216,407	377,752
Total current assets	17,986,897	16,713,956

Property and equipment, net of accumulated depreciation of $6,898,916 and $6,726,401, respectively	8,222,527	8,110,721

Intangible assets, net of accumulated amortization of $-0-	6,411,974	6,411,799

Other assets
Restricted cash – debt service for NJEDA bonds	388,959	388,959
Security deposits	48,714	48,714
Total other assets	437,673	437,673

Total assets	$33,059,071	$31,674,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (Unaudited)	March 31, 2016 (Audited and Revised)
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,457,761	$1,804,429
Accrued expenses	1,397,470	555,352
Deferred revenue, current portion	1,013,333	1,013,333
Bonds payable, current portion (net of bond issuance costs)	205,822	205,822
Line of credit, related party	-	718,309
Loans payable, current portion	304,756	342,944
Total current liabilities	4,379,142	4,640,189
Long-term liabilities:
Deferred revenue, net of current portion	3,025,557	3,278,887
Bonds payable, net of current portion (net of bond issuance costs)	1,658,322	1,654,777
Loans payable, net current portion	450,001	520,829
Derivative financial instruments - warrants	7,968,646	10,368,567
Other long term liabilities	41,331	47,422
Total long term liabilities	13,143,857	15,870,482

Total liabilities	17,522,999	20,510,671

Mezzanine Equity

Series I convertible preferred stock; par value $0.01; 500 shares authorized; 100 shares issued and outstanding as of June 30, 2016 and March 31, 2016	46,428,572	44,285,715

Stockholders' deficit:
Common stock; par value $0.001; 995,000,000 shares authorized; 730,971,084 shares issued and 730,871,084 outstanding as of June 30, 2016; 711,544,352 shares issued and 711,444,352 outstanding as of March 31, 2016	730,974	711,546
Additional paid-in capital	110,254,090	109,137,805
Treasury stock; 100,000 shares as of June 30, 2016 and March 31, 2016; at cost	(306,841)	(306,841)
Accumulated deficit	(141,570,723)	(142,664,747)
Total stockholders' deficit	(30,892,500)	(33,122,237)
Total liabilities, mezzanine equity and stockholders' deficit	$33,059,071	$31,674,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2016	2015
		(As Restated)

Manufacturing fees	$2,551,858	$1,675,773
Licensing fees	719,288	487,332
Total revenue	3,271,146	2,163,105
Cost of revenue	2,147,552	1,196,968
Gross profit	1,123,594	966,137

Operating expenses:
Research and development	1,550,370	2,366,262
General and administrative	699,011	754,444
Non-cash compensation through issuance of stock options	89,384	90,479
Depreciation and amortization	22,392	157,915
Total operating expenses	2,361,157	3,369,100

Loss from operations	(1,237,563)	(2,402,963)

Other income (expense):
Interest expense and amortization of debt issuance costs	(68,943)	(76,228)
Change in fair value of derivative instruments	2,399,921	7,214,261
Interest Income	3,109	—
Other income (expense), net	2,334,087	7,138,033

Income from operations before income taxes	1,096,524	4,735,070

Income tax Provision	2,500	2,750

Net income	1,094,024	4,732,320

Change in carrying value of convertible preferred share mezzanine equity	(2,142,857)	6,428,571

Net (loss) income attributable to common stockholders	$(1,048,833)	$11,160,891

Basic (loss) income per share attributable to common stockholders	$(0.00)	$0.02

Diluted (loss) income per share attributable to common stockholders	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	722,783,442	646,851,543

Diluted weighted average common shares outstanding	722,783,442	812,605,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	COMMON STOCK			TREASURY STOCK
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2016	711,544,352	$711,546	$109,137,805	100,000	$(306,841)	$(142,664,747)	$(33,122,237)

Net Income						1,094,024	1,094,024

Change in value of convertible preferred mezzanine equity			(2,142,857)				(2,142,857)

Issuance of common shares pursuant to the exercise of cash warrants	11,270,901	11,271	693,160				704,431

Issuance of common shares pursuant to the exercise of cash options	40,000	40	3,960				4,000

Common shares issued in payment of employee salaries	32,244	33	10,384				10,417

Common shares issued as commitment shares pursuant to the Lincoln Park purchase agreement	119,110	119	38,322				38,441

Costs associated with raising capital			(38,441)				(38,441)

Common shares sold pursuant to the Lincoln Park purchase agreement	7,964,477	7,965	2,462,373				2,470,338

Non-cash compensation through the issuance of employee stock options			89,384				89,384

Balance at June 30, 2016	730,971,084	$730,974	$110,254,090	100,000	$(306,841)	$(141,570,723)	$(30,892,500)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2016	2015
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,094,024	$4,732,320
Adjustments to reconcile net (loss) income attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization	176,060	161,460
Change in fair value of derivative financial instruments - warrants	(2,399,921)	(7,214,261)
Non-cash compensation accrued	457,450	573,667
Non-cash compensation from the issuance of common stock and options	89,384	90,479
Non-cash rent expense and lease accretion	(6,087)	(5,099)
Change in operating assets and liabilities:
Accounts receivable	310,051	397,822
Inventory	(441,565)	168,789
Prepaid expenses and other current assets	161,345	148,953
Accounts payable, accrued expenses and other current liabilities	48,417	(2,076,625)
Deferred revenue	(253,330)	4,913,333
Net cash (used in) provided by operating activities	(764,172)	1,890,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(284,323)	(709,706)
Intellectual property costs	(175)	(6,637)
Net cash used in investing activities	(284,498)	(716,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock	2,470,338	2,040,591
Proceeds from cash warrant and options exercises	708,431	1,199,671
Proceeds and repayments of line of credit, related party - net	(718,309)	(171,362)
Repayments of loans payable and other long term liabilities	(109,018)	(90,938)
Net cash provided by financing activities	2,351,442	2,977,962

Net change in cash	1,302,772	4,152,457

Cash, beginning of period	11,512,179	7,464,180

Cash, end of period	$12,814,951	$11,616,637

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$31,422	$22,552
Commitment shares issued to Lincoln Park Capital	$38,441	$849,897
Change in carrying value of convertible preferred mezzanine equity	$(2,142,857)	$6,428,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Elite Pharmaceuticals, Inc. (the “Company” or “Elite”) was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary Elite Laboratories, Inc. (“Elite Labs”) which was incorporated on August 23, 1990 under the laws of the State of Delaware. On January 5, 2012, Elite Pharmaceuticals was reincorporated under the laws of the State of Nevada. Elite Labs engages primarily in researching, developing and licensing proprietary orally administered, controlled-release drug delivery systems and products with abuse deterrent capabilities and the manufacture of generic, oral dose pharmaceuticals. The Company is equipped to manufacture controlled-release products on a contract basis for third parties and itself if and when the products are approved. These products include drugs that cover therapeutic areas for pain, allergy, bariatric and infection. Research and development activities are done so with an objective of developing products that will secure marketing approvals from the United States Food and Drug Administration (“US-FDA” or “FDA”), and thereafter, commercially exploiting such products.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.

Restatement of Previously Issued Consolidated Financial Statements

As disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016, the Company has restated the consolidated financial statements as of and for the years ended March 31, 2015 and 2014 and unaudited quarterly financial information for the first two quarters in the year ended March 31, 2016 and the first three quarters in the year ended March 31, 2015, to correct prior periods primarily related to (i) an error in accounting treatment for license agreement with Epic, in which the Company determined that revenue relating to a $5,000,000 non-refundable payment, which was originally recognized in full during the quarterly period ended June 30, 2015, should have been recognized, on a straight line basis, over the exclusivity period, coinciding with the five year term of the Epic Collaborative Agreement, as this payment is attributed to the exclusive license and other rights granted to Epic in the Epic Collaborative Agreement; and (ii) a determination that the Series I convertible preferred stock, which had originally been classified as a derivative liability prior to the quarter ended September 30, 2015, should have been recorded as mezzanine equity at the maximum redemption amount each reporting period with changes recorded in additional paid in capital.

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 includes the impact of the restatement on the comparative unaudited consolidated quarterly financial information for the quarter ended June 30, 2015. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the period ended June 30, 2015, included in the Company’s amended Form 10-Q, for the period ended June 30, 2015, filed with the SEC on December 30, 2015; and the Company’s audited consolidated financial statements for the year ended March 31, 2016 included in the Company’s Fiscal 2016 Annual Report on Form 10-K, filed with the SEC on June 15, 2016. In addition, the Company’s future Quarterly Reports on Form 10-Q for subsequent quarterly periods during the current fiscal year will reflect the impact of the restatement in the comparative prior quarter and year-to-date periods.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Segment Information

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, establishes standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company.

The Company has determined that its reportable segments are products whose marketing approvals were secured via an Abbreviated New Drug Applications (“ANDA”) and products whose marketing approvals were secured via a New Drug Application (“NDA”). ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals.

There are currently no intersegment revenues. Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed unaudited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition

The Company enters into licensing, manufacturing and development agreements, which may include multiple revenue generating activities, including, without limitation, milestones, licensing fees, product sales and services. These multiple elements are assessed in accordance with ASC 605-25, Revenue Recognition – Multiple-Element Arrangements in order to determine whether particular components of the arrangement represent separate units of accounting.

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

 When determining the selling price for significant deliverables under a multiple-element revenue arrangement, the Company considers any or all of the following, without limitation, depending on information available or information that could be reasonably available without undue cost and effort: vendor-specific objective evidence, third party evidence or best estimate of selling price. More specifically, factors considered can include, without limitation and as appropriate, size of market for specific a product, number of suppliers and other competitive market factors, forecast market shares and gross profits, barriers/time frames to market entry/launch, intellectual property rights and protections, exclusive or non-exclusive arrangements, costs of similar/identical deliverables from third parties, contractual terms, including, without limitation, length of contract, renewal rights, commercial terms, profit allocations, and other commercial, financial, tangible and intangible factors that may be relevant in the valuation of a specific deliverable.

Milestone payments are accounted for in accordance with ASC 605-28, Revenue Recognition – Milestone Method for any deliverables or units of accounting under which the Company must achieve a defined performance obligation which is contingent upon future events or circumstances that are uncertain as of the inception of the arrangement providing for such future milestone payment. Determination of the substantiveness of a milestone is a matter of subjective assessment performed at the inception of the arrangement, and with consideration earned from the achievement of a milestone meeting all of the following:

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Collaborative Arrangements

Contracts are considered to be collaborative arrangements when they satisfy the following criteria defined in ASC 808, Collaborative Arrangements:

•	The parties to the contract mist actively participate in the joint operating activity; and
•	The joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful.

The Company entered into a sales and distribution licensing agreement with Epic Pharma LLC, dated June 4, 2015 (the “2015 Epic License Agreement”), which has been determined to satisfy the criteria for consideration as a collaborative agreement, and is accounted for accordingly, in accordance with GAAP.

Restricted Cash

As of June 30, 2016 and March 31, 2016, the Company had $388,959 of restricted cash, related to debt serve reserve in regards to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 6).

Inventory

Inventory is recorded at the lower of cost or market on a first-in first-out basis.

Intangible Assets

The Company capitalizes certain costs to acquire intangible assets, if such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life. Costs to acquire indefinite lived intangible assets, such as costs related to ANDAs are capitalized accordingly.

The Company tests its intangible assets for impairment at least annually (as of March 31st) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates.

As of June 30, 2016, the Company did not identify any indicators of impairment.

Contingencies

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business.  The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated.  If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s condensed consolidated financial statements.  Contingencies are inherently unpredictable and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation ("ASC Topic 718"). Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The cost of the stock-based payments to nonemployees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Earnings (Loss) Per Share Applicable to Common Stockholders

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive.

The following is the computation of earnings (loss) per share applicable to common stockholders for the periods indicated:

	For the Three Months Ended June 30,
	2016	2015
		(As Restated)
Numerator
Net income (loss) attributable to common shareholders – basic	$(1,048,833)	$11,160,891
Effect of dilutive instruments on net income	n/a	(13,642,832)
Net loss attributable to common stockholders - diluted	$(1,048,833)	$(2,481,941)

Denominator
Weighted average shares of common stock outstanding - basic	722,783,442	646,851,543

Dilutive effect of stock options, warrants and convertible securities	n/a	165,753,917

Weighted average shares of common stock outstanding – diluted	722,783,442	812,605,460

Net income (loss) per share
Basic	$(0.00)	$0.02
Diluted	$(0.00)	$(0.00)

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820") provides a framework for measuring fair value in accordance with generally accepted accounting principles.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

●	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

●	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table present information about our liabilities measured at fair value on a recurring basis as of June 30, 2016 and March 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2016
Liabilities
Derivative financial instruments - warrants	$7,968,646	$-	$-	$7,968,646

March 31, 2016
Liabilities
Derivative financial instruments - warrants	$10,368,567	$-	$-	$10,368,567

See Note 12, for specific inputs used in determining fair value.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Non-Financial Assets that are Measured at Fair Value on a Non-Recurring Basis

Non-financial assets such as intangible assets, and property and equipment are measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets in the periods presented.

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ deficit.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”). ASU 2015-3 revises previous guidance to require that debt issuance costs be reported in the unaudited condensed consolidated financial statements as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e. an asset) on the unaudited condensed consolidated financial statements. This new guidance is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. The amendments must be applied retrospectively. The Company has adopted the provisions of ASU 2015-03. Refer to Note 2 Change in Accounting Principle for the effect of adopting ASU 2015-03 on the condensed consolidated balance sheet as of March 31, 2016.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the effects of ASU 2016-10 on its unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations, (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the effects of ASU 2016-12 on its unaudited condensed consolidated financial statements.

NOTE 2. CHANGE IN ACCOUNTING PRINCIPLE

As noted in Note 1 Summary of Significant Accounting Policies, the Company adopted the provisions of ASU 2015-03 and has retroactively restated its consolidated balance sheet for the year ended March 31, 2016. During the fiscal year ended March 31, 2016, the Company had accounted for bond offering costs associated with its NJEDA Bonds as an other asset within the Company’s consolidated balance sheet.

The following table is a summary of the effect of the reclassification on the consolidated balance sheet as of March 31, 2016:

	March 31, 2016
	As previously Filed	Adjustments	Revised
Other assets:
EDA bond offering costs	$204,401	$(204,401)	$-

Current liabilities:
Current portion of EDA bonds payable	$220,000	$(14,178)	$205,822

Long term liabilities:
EDA bonds payable- non-current	$1,845,000	$(190,223)	$1,654,777

NOTE 3. INVENTORY

Inventory as of June 30, 2016 and March 31, 2016 consisted of the following:

	June 30, 2016	March 31, 2016
Finished goods	$98,829	$225,698
Work-in-progress	144,690	222,784
Raw materials	3,491,775	2,845,247
	$3,735,294	$3,293,729

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2016 and March 31, 2016 consisted of the following:

	June 30, 2016	March 31, 2016
Land, building and improvements	$6,447,815	$6,230,543
Laboratory, manufacturing and warehouse equipment	8,317,834	8,255,286
Office equipment and software	239,135	234,634
Furniture and fixtures	49,804	49,804
Transportation equipment	66,855	66,855
	15,121,443	14,837,122
Less: Accumulated depreciation	(6,898,916)	(6,726,401)
	$8,222,527	$8,110,721

Depreciation expense for the three months ended June 30, 2016 and 2015 was $172,515 and $157,915, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of June 30, 2016 and March 31, 2016:

	June 30, 2016
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
Patent application costs	*	$364,482	$175	$-	$364,657
ANDA acquisition costs	Indefinite	6,047,317	-	-	6,047,317
		$6,411,799	$175	$-	$6,411,974

	March 31, 2016
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
Patent application costs	*	$334,457	$30,025	$-	$364,482
ANDA acquisition costs	Indefinite	6,047,317	-	-	6,047,317
		$6,381,774	$30,025	$-	$6,411,799

* Patent application costs were incurred in relation to the Company’s abuse deterrent opioid technology. Amortization of the patent costs will begin upon the issuance of marketing authorization by the Food and Drug Administration (“FDA”). Amortization will then be calculated on a straight-line basis through the expiry of the related patent(s).

NOTE 6. NJEDA BONDS

During August 2005, the Company refinanced a bond issue occurring in 1999 through the issuance of Series A and B Notes tax-exempt bonds (the “NJEDA Bonds” and/or “Bonds”). During July 2014, the Company retired all outstanding Series B Notes, at par, along with all accrued interest due and owed.

In relation to the Series A Notes, the Company is required to maintain a debt service reserve. The debt serve reserve is classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets. The NJEDA Bonds require the Company to make an annual principal payment on September 1st based on the amount specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal. The annual interest rate on the Series A Note is 6.5%. The NJEDA Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced bonds.

The following tables summarizes the Company’s bonds payable liability as of June 30, 2016 and March 31, 2016, respectively.

	June 30, 2016	March 31, 2016
Gross Bonds payable
NJEDA Bonds - Series A Notes	$2,065,000	$2,065,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(220,000)	(220,000)
Long-term portion of bonds payable, (prior to deduction of bond offering costs)	$1,845,000	$1,845,000

Bond Offering Costs	$354,453	$354,453
Less: Accumulated amortization	(153,597)	(150,052)
Bond offering costs, net	$200,856	$204,401

Current portion of bonds payable – net of bond offering costs
Current portion of bonds payable	$220,000	$220,000
Less: Bond offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$205,822	$205,822

Long term portion of bonds payable – net of bond offering costs
Long term portion of bonds payable	$1,845,000	$1,845,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(186,678)	(190,223)
Long term portion of bonds payable, net of bond offering costs	$1,658,322	$1,654,777

Amortization expense related to the bond offering costs was $3,545 for the three months ended June 30, 2016 and 2015.

NOTE 7. LOANS PAYABLE

Loans Payable as of June 30, 2016 and March 31, 2016 consisted of the following:

	June 30, 2016	March 31, 2016
Equipment and insurance financing loans payable, between 6% and 13% interest and maturing between May 2017 and September 2020	$754,757	$863,773
Less: Current portion of loans payable	(304,756)	(342,944)
Long-term portion of loans payable	$450,001	$520,829

The interest expense associated with the loans payable for the three months ended June 30, 2016 and 2015 amounted to $21,151 and $21,641, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. LINE OF CREDIT – RELATED PARTY

During October 2013, the Company entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Mr. Nasrat Hakim, the Company’s President and CEO. Under the terms of the Hakim Loan Agreement, the Company has the right, at its sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. The purpose of the Hakim Credit Line is to support the acceleration of the Company’s product development activities. The outstanding amount is evidenced by a promissory note, which matured on March 31, 2016, as amended. On March 31, 2016, the entire unpaid principal balance plus accrued interest thereon was due and payable in full. The Company could have prepaid any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on January 1, April 1, July 1 and October 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Loan Agreement, the Company may borrow, repay, and re-borrow under the Hakim Credit Line through maturity. Amounts borrowed under the Hakim Credit Line bore interest at the rate of 10% per annum.

As of March 31, 2016, the principal balance owed under the Hakim Credit Line was $718,309, with an additional $70,784 in accrued interest being also owed, in accordance with the terms and conditions of the Hakim Credit Line. This principal balance was paid in full on May 23, 2016. Accrued interest consisting of $70,784 due and owed on March 31, 2016, plus $9,134 in interest due and owing in principal balances outstanding during the period April 1, 2016 through May 23, 2016 was paid on May 24, 2016. Accordingly, as of June 30, 2016, there are no amounts due and owing under the Hakim Loan Agreement or the Hakim Line of Credit and both have expired.

NOTE 9. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $4,038,890, consisting of a current component of $1,013,333 and a long term component of $3,025,557. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12 month period immediately subsequent to the balance date and the long term component is equal to the amount of revenue to be earned thereafter.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business.  The Company records a provision for a liability when it believes that is both probable that a liability has been incurred, and the amount can be reasonably estimated.  If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s condensed consolidated financial statements.  Contingencies are inherently unpredictable and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

Legal Proceedings

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

Due to the agreements reached and adhered to with regards to this issue, the Company has determined that no contingency loss needs to be recorded.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Operating Leases – 135 Ludlow Ave.

The Company entered into an operating lease for a portion of a one-story warehouse, located at 135 Ludlow Avenue, Northvale, New Jersey (the “135 Ludlow Ave. lease”). The 135 Ludlow Ave. lease is for approximately 15,000 square feet of floor space and began on July 1, 2010. During July 2014, the Company modified the 135 Ludlow Ave. lease in which the Company was permitted to occupy the entire 35,000 square feet of floor space in the building (“135 Ludlow Ave. modified lease”).

The 135 Ludlow Ave. modified lease, includes an initial term, which expires on December 31, 2016 with two tenant renewal options of five years each, at the sole discretion of the Company. On June 22, 2016, the Company exercised the first of these renewal options, with such option including a term that begins on January 1, 2017 and expires on December 31, 2021.

The 135 Ludlow Ave. property required significant leasehold improvements and qualifications, as a prerequisite, for its intended future use. Manufacturing, packaging, warehousing and regulatory activities are currently conducted at this location. Additional renovations and construction to further expand the Company’s manufacturing resources are in progress.

Rent expense is recorded on the straight-line basis. Rents paid in excess is recognized as deferred rent. Rent expense under the 135 Ludlow Ave. modified lease for the three month ended June 30, 2016 and 2015 was $45,213 and $45,214, respectively and recorded in general and administrative expense in the audited condensed consolidated statements of operations. Deferred  rent as of June 30, 2016 and March 31, 2016 was $13,015 and $19,528, respectively and recorded as a component of other long-term liabilities.

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of June 30, 2016 and March 31, 2016, the Company had a liability of $28,316 and $27,895, respectively and recorded as a component of other long-term liabilities.

NOTE 11. MEZZANINE EQUITY - SERIES I CONVERTIBLE PREFERRED STOCK

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

Background

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Authorized, issued and outstanding shares, along with carrying value and change in value as of the periods presented are as follows:

	June 30, 2016	March 31, 2016
Shares authorized	500	500
Shares outstanding	100	100
Par value	$0.01	$0.01
Stated value	$100,000	$100,000
Conversion price	$0.07	$0.07
Common shares to be issued upon redemption	142,857,143	142,857,143
Closing price on valuation date	$0.33	$0.31

Carrying value of Series, I convertible preferred stock	$46,428,572	$44,285,715

	For the Three Months Ended June 30,
	2016	2015
		(As Restated)
Change in value of Series I convertible preferred stock	$2,142,857	$(6,428,571)

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS – WARRANTS

The Company evaluates and accounts for its freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities.

The Company issued warrants, with terms of five to seven years, to various corporations and individuals, in connection with the sale of securities, loan agreements and consulting agreements.

A summary of warrant activity is as follows:

	June 30, 2016		March 31, 2016
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	41,586,066	$0.0625	89,870,034	$0.0625

Warrants exercised, forfeited and/or expired, net	(11,350,901)		(48,283,968)

Balance at end of period	30,235,165	$0.0625	41,586,066	$0.0625

 The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions:

	June 30, 2016	March 31, 2016
Fair value of the Company's common stock	$0.33	$0.31
Volatility (based on the Company's historical volatility)	62% - 70%	52% - 81%
Exercise price	$0.0625	$0.0625 - 0.25
Estimated life (in years)	0.3 - 1.8	0.2 - 2.1
Risk free interest rate (based on 1-year treasury rate)	0.20% - 0.45%	0.18% - 0.73%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the three months ended June 30, 2016 were as follows:

Balance as of March 31, 2016	$10,368,567
Change in fair value of derivative financial instruments - warrants	(2,399,921)
Balance as of June 30, 2016	$7,968,646

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13. STOCKHOLDERS’ DEFICIT

Lincoln Park Capital

On April 10, 2014, the Company entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement” and/or “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $40 million of common stock (subject to certain limitations) from time to time over a 36-month period. Pursuant to the terms of the Registration Rights Agreement, we have filed with the SEC registration statements to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the Purchase Agreement. The latest registration statement, which updates the prior registration statements, was declared effective by the SEC on July 13, 2016.

Upon execution of the Purchase Agreement, the Company issued 1,928,641 shares of common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of common stock under that agreement and the Company is obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of common stock purchased by Lincoln Park.

The Company, from time to time and at the Company’s sole discretion but no more frequently than every other business day, direct Lincoln Park to purchase (a “Regular Purchase”) up to 500,000 shares of common stock on any such business day, increasing up to 800,000 shares, depending upon the closing sale price of the common stock, provided that in no event shall Lincoln Park purchase more than $760,000 worth of common stock on any single business day. The purchase price of shares of common stock related to the future Regular Purchase funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to ten business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the floor price of $0.10 per share, subject to adjustment.

In addition to Regular Purchases, on any business day on which the Company has properly submitted a Regular Purchase notice and the closing sale price is not below $0.15, the Company may purchase (an “Accelerated Purchase”) an additional “accelerated amount” under certain circumstances. The amount of any Accelerated Purchase cannot exceed the lesser of three times the number of purchase shares purchased pursuant to the corresponding Regular Purchase; and 30% of the aggregate shares of the Company’s common stock traded during normal trading hours on the purchase date. The purchase price per share for each such Accelerated Purchase will be equal to the lower of (i) 97% of the volume weighted average price during the purchase date; or (ii) the closing sale price of the Company’s common stock on the purchase date.

In the case of both Regular Purchases and Accelerated Purchases, the purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring during the business days used to compute the purchase price.

Other than as set forth above, there are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of any sales of the Company’s common stock to Lincoln Park.

The Company’s sales of shares of common stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of common stock.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, without limitation, market conditions, the trading price of the Common Stock and determinations by the Company as to appropriate sources of funding for the Company and its operations. There are no trading volume requirements or restrictions under the Purchase Agreement. Lincoln Park has no right to require any sales by the Company, but is obligated to make purchases from the Company as it directs in accordance with the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of Company shares.

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Common Stock

During the three months ended June 30, 2016, the Company issued the following shares of common stock:

Issuance of shares of common stock pursuant to the exercise of warrants and stock options

The Company issued 11,310,901 shares of its common stock totaling $708,431 in connection with the exercise of warrants and stock options.

Issuance of shares of common stock in payment of employee salaries

The Company issued 32,244 shares of its common stock totaling $10,417 pursuant to employment contracts with certain employees.

Issuance of shares of common stock to Lincoln Park

The Company issued 119,110 shares of its common stock with a value totaling $38,441 on the date of issuance, in connection with the Purchase Agreement with Lincoln Park as consideration for their commitment to purchase additional shares of the Company’s common stock. In addition, the Company issued 7,964,477 shares of its common stock for proceeds totaling $2,470,338 in connection with the Purchase Agreement with Lincoln Park.

NOTE 14. STOCK-BASED COMPENSATION

Part of the compensation paid by the Company to its Directors and employees consists of the issuance of common stock or via the granting of options to purchase common stock.

Stock-based Director Compensation

The Company’s Director compensation policy was instituted in October 2009 and further revised in January 2016, includes provisions that a portion of Director’s fees are to be paid via the issuance of shares of the Company’s common stock, in lieu of cash, with the valuation of such shares being calculated on quarterly basis and equal to the average closing price of the Company’s common stock.

During the three months ended June 30, 2016, the Company did not issue any shares of common stock to its Directors in payment of Director’s fees.

During the three months ended June 30, 2016, the Company accrued Directors fees totaling $18,361, which will be paid via the issuance of 56,896 shares of Common Stock.

As of June 30, 2016, the Company owes its Directors a total of 103,020 shares of Common Stock in payment of Director fees totaling $33,361 due and owing. The Company anticipates that these shares of Common Stock will be issued during the next nine months.

Stock-based Employee Compensation

Employment contracts with the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees includes provisions for a portion of each employee’s salaries to be paid via the issuance of shares of the Company’s common stock, in lieu of cash, with the valuation of such shares being calculated on a quarterly basis and equal to the average closing price of the Company’s common stock.

During the three months ended June 30, 2016, the Company issued 32,244 shares of common stock a certain employee in payment of salaries in the aggregate amount of $10,417 for the three months ended June 30, 2016.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended June 30, 2016, the Company accrued salaries and fees totaling $213,667 owed to the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees and consultants, which are to be paid via the issuance of a total of 661,857 shares of Common Stock.

As of June 30, 2016, the Company owes its President and Chief Executive Officer, Chief Financial Officer and certain other employees and consultants, a total of 1,296,397 shares of Common Stock in payment of salaries and fees totaling $419,167 due and owing. The Company anticipates that these shares of common stock will be issued during the next nine months.

Options

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

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2016	7,609,667	$0.48	6.5	$904,409
Granted	-	-	-	-
Forfeited and expired	-	-	-	-
Exercised	(40,000)	0.10
Outstanding at June 30, 2016	7,569,667	0.48	6.3	975,699
Exercisable at June 30, 2016	4,453,001	0.54	5.5	683,411

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company common stock as of June 30, 2016 and March 31, 2016 of $0.33 and $0.31.

NOTE 15. CONCENTRATIONS AND CREDIT RISK

Revenues

Five customers accounted for substantially all of the Company’s revenues for the three months ended June 30, 2016 and 2015. Included in these customers for the three months ended June 30, 2016, are three customers that accounted for approximately 45%, 34%, and 13% of revenues each, respectively. Included in these customers for the three months ended June 30, 2015, are three customers that accounted for approximately 47%, 44%, and 5% of revenues each, respectively.

Accounts Receivable

 Four customers accounted for substantially all of the Company’s accounts receivable as of June 30, 2016. Included in these customers are three customers that accounted for approximately 53%, 32%, and 11% of revenues each, respectively.

Four customers accounted for substantially all of the Company’s accounts receivable as of March 31, 2016. Included in these customers are three customers that accounted for approximately 54%, 30% and 8% of revenues each, respectively.

Purchasing

Four suppliers accounted for more than 80% of the Company’s purchases of raw materials for the three months ended June 30, 2016. Included in these four suppliers are three suppliers that accounted for approximately 63%, 9% and 6% of purchases each, respectively.

Seven suppliers accounted for more than 80% of the Company’s purchases of raw materials for the three months ended June 30, 2015. Included in these seven suppliers are three suppliers that accounted for approximately 42%, 12% and 9% of purchases each, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16. SEGMENT RESULTS

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company has determined that its reportable segments are Abbreviated New Drug Applications (“ANDA”) for generic products and New Drug Applications (“NDA”) for branded products. The Company identified its reporting segments based on the marketing authorization relating to each and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the reporting segments

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements.

The following represents selected information for the Company’s reportable segments for the three months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,
	2016	2015
		(As Restated)
Revenue by Segment
ANDA	$3,021,146	$2,079,772
NDA	250,000	83,333
	$3,271,146	$2,163,105

	For the Three Months Ended June 30,
	2016	2015
		(As Restated)
Operating Income (Loss) by Segment
ANDA	$172,921	$854,473
NDA	(608,677)	(2,352,552)
	$(435,756)	$(1,498,079)

The table below reconciles the Company’s operating income (loss) by segment to income from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended June 30,
	2016	2015
		(As Restated)
Operating income (loss) by segment	$(435,756)	$(1,498,079)
Corporate unallocated costs	(462,125)	(370,075)
Interest revenue	3,109	409
Interest expense	(68,943)	(76,637)
Depreciation and amortization expense	(22,392)	(157,915)
Significant non-cash items	(317,290)	(376,894)
Change in fair value of derivative instruments	2,399,921	7,214,261
Income from operations before income taxes	$1,096,524	$4,735,070

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 17. COLLABORATIVE AGREEMENT WITH EPIC PHARMA LLC

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

To date, the Company received payments totaling $7.5 million pursuant to the 2015 Epic License Agreement, with all amounts being non-refundable. An additional $7.5 million is due upon approval by the FDA of the NDA filed for SequestOx™, and license fees based on commercial sales of SequestOx™. Revenues relating to these additional amounts due under the 2015 Epic License Agreement will be recognized as the defined elements are completed and collectability is reasonably assured.

Please note that on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx NDA is complete and the application is not ready for approval in its present form. The Company currently is evaluating the points raised in the CRL and intends to request an End of Review meeting with the FDA to determine the pathway forward for SequestOx.

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

NOTE 18. RELATED PARTY TRANSACTION AGREEMENTS WITH EPIC PHARMA LLC

The Company has entered into two agreements with Epic which constitute agreements with a related party due to the management of Epic including a member on our Board of Directors at the time such agreements were executed.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 4, 2015, the Company entered into the 2015 Epic License Agreement (please see Note 18 above) The 2015 Epic License Agreement includes milestone payments totaling $10 million upon the filing with and approval of a New Drug Application (“NDA”) with the FDA. The Company has determined these milestones to be substantive, with such assessment being made at the inception of the 2015 Epic License Agreement, and based on the following:

•	The Company’s performance is required to achieve each milestone; and
•	The milestones will relate to past performance, when achieved; and
•	The milestones are reasonable relative to all of the deliverables and payment terms within the 2015 Epic License Agreement

After marketing authorization is received from the FDA, Elite will receive a license fee which is based on profits achieved from the commercial sales of ELI-200. On January 14, 2016, the Company filed an NDA with the FDA for SequestOx™, thereby earning a $2.5 million milestone pursuant to the 2015 Epic License Agreement. The Company has received payment of this amount from Epic. Please note that on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx NDA is complete and the application is not ready for approval in its present form. The Company currently is evaluating the points raised in the CRL and intends to request an End of Review meeting with the FDA to determine the pathway forward for SequestOx. There can be no assurances of the Company receiving marketing authorization for SequestOx™, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

This transaction is not to be considered as an arms-length transaction.

Please also note that, effective April 7, 2016, all Directors on the Company’s Board of Directors that were also owners/managers of Epic had resigned as Directors of the Company and all current members of the Company’s Board of Directors have no relationship to Epic. Accordingly, Epic no longer qualifies as a party that is related to the Company.

NOTE 19. MANUFACTURING, LICENSE AND DEVELOPMENT AGREEMENTS

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

The milestones, totaling $500k (with $405k already received), consist of amounts due upon the first shipment of each identified product, as follows: Phentermine 37.5mg tablets ($145k), Phentermine 15 & 30mg capsules ($45k), Hydromorphone 8mg ($125k), Naltrexone 50mg ($95k) and the balance of $95k due in relation to the first shipment of generic products which still require marketing authorizations from the FDA, and to which there can be no assurances of such marketing authorizations being granted and accordingly there can be no assurances that the Company will earn and receive these milestone amounts. These milestones have been determined to be substantive, with such determination being made by the Company after assessments based on the following:

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 9, 2016, the date the accompanying financial statements were issued. The following are material subsequent events:

FDA Issues Complete Response Letter relating to SequestOX™

On July 15, 2016, the Company announced that the U.S. Food and Drug Administration (the “FDA”) has issued a Complete Response Letter (the “CRL”) regarding the New Drug Application (the “NDA”) for SequestOX™ (oxycodone hydrochloride and naltrexone hydrochloride), Elite’s investigational abuse-deterrent opioid candidate for the management of moderate to severe acute pain where the use of an opioid analgesic is appropriate.

The FDA issues CRLs when the Agency considers the review cycle for an application is complete and whether the application is ready for approval in its present form.  CRLs often include guidance that describes deficiencies that the FDA has identified in the application. When possible, the FDA recommends actions that the applicant may take to place the application in condition for approval. The CRL determined that the NDA was not ready for approval in its present form.

Common Stock sold pursuant to the Lincoln Park Purchase Agreement

Subsequent to June 30, 2016 and up to August 3, 2016 (the latest practicable date), a total of 2.71 million shares of Common Stock were sold and 0.03 million additional commitment shares were issued, pursuant to the Lincoln Park Purchase Agreement. Proceeds received from such transactions totaled $0.7 million.

Filing of ANDA for a generic version of Percocet®

On August 9, 2016, the Company filed an ANDA with the FDA for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen. Percocet® is a combination medication and is used to help relieve moderate to severe pain.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016

COMPARED TO THE

THREE MONTHS ENDED JUNE 30, 2015 (RESTATED)

(UNAUDITED)

The following discussion of our financial condition and results of operations for the three months ended June 30, 2016 and 2015 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2016, as filed on June 15, 2016 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms "Elite", the “Company”, “we”, “us”, and “our” refer to Elite Pharmaceuticals, Inc. and subsidiary.

Background

We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled-release products, using proprietary know-how and technology, particularly as it relates to abuse resistant products.

We occupy manufacturing, warehouse, laboratory and office space at 165 Ludlow Avenue and 135 Ludlow Avenue in Northvale, NJ (the “Northvale Facility”). The Northvale Facility operates under Current Good Manufacturing Practice (“cGMP”) and is a United States Drug Enforcement Agency (“DEA”) registered facility for research, development and manufacturing.

Strategy

We focus our efforts on the following areas: (i) development of our pain management products; (ii) manufacturing of a line of generic pharmaceutical products with approved Abbreviated New Drug Application’s (“ANDAs”); (iii) development of additional generic pharmaceutical products; (iv) development of the other products in our pipeline including the products with our partners; (v) commercial exploitation of our products either by license and the collection of royalties, or through the manufacture of our formulations; and (vi) development of new products and the expansion of our licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

Our focus is on the development of various types of drug products, including branded drug products which require new drug applications (“NDAs”) under Section 505(b)(1) or 505(b)(2) of the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Drug Price Competition Act”) as well as generic drug products which require ANDAs.

We believe that our business strategy enables us to reduce its risk by having a diverse product portfolio that includes both branded and generic products in various therapeutic categories and to build collaborations and establish licensing agreements with companies with greater resources thereby allowing us to share costs of development and improve cash-flow.

Commercial Products

We own, license or contract manufacture the following products current being sold commercially:

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

Phentermine 37.5mg

The approved ANDA for Phentermine 37.5mg was acquired pursuant to an asset purchase agreement with Epic Pharma LLC (“Epic”) dated September 10, 2010 (the “Phentermine Purchase Agreement”).

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

Lodrane D® is marketed under the Over-the-Counter Monograph (the “OTC Monograph”) and accordingly, under the Code of Federal Regulations can be lawfully marketed in the US without prior FDA approval. Within the past few years, the FDA has revised its enforcement policies, significantly limiting the circumstances under which these unapproved products may be marketed. If the FDA determines that a company is distributing an unapproved product that requires approval, the FDA may take enforcement action in a variety of ways, including, without limitation, product seizures and seeking a judicial injunction against distribution.

ECR products have since been divested so that Lodrane D® is promoted and distributed in the United States of America (“U.S.”) now by Valeant Pharmaceuticals International Inc. Lodrane D® is available over-the-counter but also has physician promotion. Lodrane D® is one of the only adult brompheniramine containing products available to the consumer at this time.

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

Elite is manufacturing the product for Valeant and will receive manufacturing revenues for this product.

Methadone 10mg

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

Hydromorphone 8mg

The approved ANDA for Hydromorphone 8mg was acquired pursuant to an asset purchase agreement with Mikah Pharma LLC (“Mikah Pharma”) dated May 18, 2010 (the “Hydromorphone Purchase Agreement”). Transfer of the manufacturing process of Hydromorphone 8mg to the Northvale Facility, a prerequisite of the Company’s commercial launch of the product, was approved by the FDA on January 23, 2012.

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

Phendimetrazine Tartrate 35mg

The ANDA for Phendimetrazine 35mg was acquired by Elite as part of the asset purchase agreement between the Company and Mikah Pharma, dated August 1, 2013 (the “Mikah ANDA Purchase”). Please see “Thirteen Abbreviated New Drug Applications” below for more information on this agreement. The Northvale Facility was already an approved manufacturing site for this product as of the date of the Mikah ANDA Purchase. Prior to the acquisition of this ANDA, Elite had been manufacturing this product on a contract basis pursuant to a manufacturing and supply agreement with Mikah Pharma, dated June 1, 2011.

Phendimetrazine 35mg is currently a commercial product being manufactured by Elite and distributed by Epic Pharma LLC (“Epic”) on a non-exclusive basis, and by Elite.

Phentermine 15mg and Phentermine 30mg

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

Sales and marketing rights for Naltrexone 50mg are included in the Precision Dose License Agreement. Please see the section below titled “Precision Dose License Agreement” for further details of this agreement.

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

Isradipine 2.5mg and Isradipine 5mg

The approved ANDAs for Isradipine 2.5mg and Isradipine 5mg were acquired by Elite as part of the Mikah ANDA Purchase

Sales and marketing rights for Isradipine 2.5mg and Isradipine 5mg are included in the Epic Manufacturing and License Agreement. Please see the section below titled “Manufacturing and License Agreement with Epic Pharma LLC” for further details of this agreement.

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

Oxycodone 5mg, Oxycodone 10mg, Oxycodone 15mg, Oxycodone 20mg and Oxycodone 30mg (“Oxy IR”)

We received notification from Epic in October 2015 of the approval by the FDA of Epic’s ANDA for Oxy IR. This product was an Identified IR Product in the Epic Strategic Alliance Agreement Dated March 18, 2009 (the “Epic Strategic Alliance”). Oxy IR was developed at the Northvale Facility pursuant to the Epic Strategic Alliance, in which we are entitled to a Product Fee of 15% of Profits as defined in the Epic Strategic Alliance.

Epic advised us that the first commercial sale of Oxy IR occurred in March 2016 and such sales are ongoing.

Filed products under FDA review

SequestOx™ - Immediate Release Oxycodone with sequestered Naltrexone

SequestOx™ is our lead abuse-deterrent candidate for the management of moderate to severe pain where the use of an opioid analgesic is appropriate. SequestOx™ is an immediate-release Oxycodone Hydrochloride containing sequestered Naltrexone which incorporates 5mg, 10mg, 15mg, 20mg and 30mg doses of oxycodone into capsules.

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

On July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx NDA is complete and the application is not ready for approval in its present form. We are currently evaluating the points raised in the CRL and intends to request an End of Review meeting with the FDA to determine the pathway forward for SequestOx.

Oxycodone hydrochloride and acetaminophen USP CII (generic version of Percocet®)

On August 9, 2016, the Company filed an ANDA with the FDA for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen. Percocet® is a combination medication and is used to help relieve moderate to severe pain.

There can be no assurances that either of these products will receive marketing authorization and achieve commercialization within this time period, or at all. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure these marketing authorizations.

Approved Products Not Yet Commercialized

We currently own six different approved ANDAs, all of which were acquired as part of the Mikah ANDA Purchase. Each approved ANDA requires manufacturing site transfers as a prerequisite to commencement of commercial manufacturing and distribution. The products relating to each approved ANDA are included in the Epic Manufacturing and License Agreement, with Elite granting ANDA specific, exclusive or non-exclusive market rights (depending on the ANDA) to Epic. Commercial manufacturing of these products is expected to be transferred to either Epic or the Northvale Facility, with the required supplements to be filed with FDA in the manner and time frame that is economically beneficial to us.

Asset Acquisition Agreements

Generic Phentermine Capsules

On September 10, 2010, together with our wholly owned subsidiary, Elite Laboratories, Inc., executed a purchase agreement (the “Phentermine Purchase Agreement”) with Epic for the purpose of acquiring from Epic, an ANDA for a generic phentermine product (the “Phentermine ANDA”), with such being filed with the FDA at the time the Phentermine Purchase Agreement was executed. On February 4, 2011, the FDA approved the Phentermine ANDA. The acquisition of the Phentermine ANDA closed on March 31, 2011 and Elite paid the full acquisition price of $450,000 from the purchase agreement with Epic Pharma.

This product is being marketed and distributed by Precision Dose and its wholly owned subsidiary, TAGI, pursuant to the Precision Dose License Agreement, a description of which is set forth below.

Generic Hydromorphone HCl Product

On May 18, 2010, we executed an asset purchase agreement with Mikah Pharma (the “Hydromorphone Purchase Agreement”). Pursuant to the Hydromorphone Purchase Agreement, the Company acquired from Mikah Pharma an approved ANDA for Hydromorphone 8 mg for aggregate consideration of $225,000, comprised of an initial payment of $150,000, which was made on May 18, 2010. A second payment of $75,000 was due to be paid to Mikah Pharma on June 15, 2010, with the Company having the option to make this payment in cash or by issuing to Mikah Pharma 937,500 shares of our common stock. We elected and did issue 937,500 shares of Common Stock during the quarter ended December 31, 2010, in full payment of the $75,000 due to Mikah Pharma pursuant to the Hydromorphone Purchase Agreement dated May 18, 2010.

This product is currently being marketed and distributed by Precision Dose and its wholly owned subsidiary, TAGI, pursuant to the Precision Dose License Agreement, a description of which is set forth below.

Generic Naltrexone Product

On August 27, 2010, we executed an asset purchase with Mikah Pharma (the “Naltrexone Acquisition Agreement”). Pursuant to the Naltrexone Acquisition Agreement, Elite acquired from Mikah Pharma the ANDA number 75-274 (Naltrexone Hydrochloride Tablets USP, 50 mg), and all amendments thereto, that have to date been filed with the FDA seeking authorization and approval to manufacture, package, ship and sell the products described in this ANDA within the United States and its territories (including Puerto Rico) for aggregate consideration of $200,000. In lieu of cash, Mikah Pharma agreed to accept product development services to be performed by us.

This product is being marketed and distributed by Precision Dose and its wholly owned subsidiary, TAGI, pursuant to the Precision Dose License Agreement, a description of which is set forth below.

Thirteen Abbreviated New Drug Applications

On August 1, 2013, Elite executed the Mikah ANDA Purchase with Mikah Phrma and acquired a total of thirteen ANDAs, consisting of twelve ANDAs approved by the FDA and one ANDA under active review with the FDA, and all amendments thereto (the “Mikah Thirteen ANDA Acquisition”) for aggregate consideration of $10,000,000, payable pursuant to a secured convertible note due in August 2016.

Each of the products referenced in the twelve approved ANDAs require manufacturing site approval with the FDA. We believe that the site transfers qualify for Changes Being Effected in 30 Days (“CBE 30”) review, with one exception, which would allow for the product manufacturing transfer on an expedited basis. However, we can give no assurances that all will qualify for CBE 30 review, or on the timing of these transfers of manufacturing site, or on the approval by the FDA of the transfers of manufacturing site.

As of the date filing of this Quarterly Report on Form 10-Q, the following products included in the Mikah Purchase Agreement have successfully achieved manufacturing site transfers:

•	Phendimetrazine 35mg

•	Isradipine 2.5mg and Isradipine 5mg

•	Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg

We have executed the Epic Pharma Manufacturing and License Agreement, relating to the manufacturing, marketing and sale of these twelve ANDAs. Please see below for further details on the Epic Pharma Manufacturing and License Agreement.

Licensing, Manufacturing and Development Agreements

Sales and Distribution Licensing Agreement with Epic Pharma LLC for SequestOx™

On June 4, 2015, we executed an exclusive License Agreement (the “2015 SequestOx™ License Agreement”) with Epic, to market and sell in the U.S., SequestOx™, an immediate release oxycodone with sequestered naltrexone capsule, owned by us. Epic will have the exclusive right to market ELI-200 and its various dosage forms as listed in Schedule A of the Agreement. Epic is responsible for all regulatory and pharmacovigilance matters related to the products. Pursuant to the 2015 SequestOx™ License Agreement, Epic will pay us non-refundable payments totaling $15 million, with such amount representing the cost of an exclusive license to SequestOx™, the cost of developing the product, the filing of a NDA with the FDA and the receipt of the approval letter for the NDA from the FDA. As of the date of filing of this quarterly report on Form 10-Q, the Company has received $7.5 million of the $15 million in non-refundable payments due pursuant to the 2015 SequestOx™ License Agreement, with such amount consisting of $5 million being due and owing on the execution date of the 2015 SequestOx™ License Agreement, and $2.5 million being earned as of January 14, 2016, the date of Elite’s filing of an NDA with the FDA for the relevant product. Both of these non-refundable fees (i.e., the $5 million fee and the $2.5 million fee), have been paid by Epic.

The remaining $7.5 million in non-refundable payments due pursuant to the 2015 SequestOx™ License Agreement is due on the FDA’s approval of SequestOx™ for commercial sale in the United States of America (please see the paragraph below for further details). In addition, we will receive a license fee computed as a percentage (50%) of net sales of the products as defined in the 2015 SequestOx™ License Agreement and is entitled to multi-million-dollar minimum annual license fees we will manufacture the product for sale by Epic on a cost plus basis and both parties agree to execute a separate Manufacturing and Supply Agreement. The license fee is payable quarterly for the term of the 2015 SequestOx™ License Agreement. The term of the 2015 SequestOx™ License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Elite can terminate the 2015 SequestOx™ License Agreement on 90 days’ written notice in the event that Epic does not pay us certain minimum annual license fees over the initial five-year term of the 2015 SequestOx™ License Agreement. Either party may terminate this 2015 SequestOx™ License Agreement upon a material breach and failure to cure that breach by the other party within a specified period. Please note that there was a change in management of Epic that occurred in May 2016, concurrent with a change in ownership of Epic. The new management of Epic has advised us of their desire to renegotiate the 2015 SequestOx™ License Agreement. While the 2015 SequestOx™ License Agreement is still in effect, as a prudent business practice, we are currently cooperating with Epic and are engaged in such negotiations with Epic, as well as pursuing other options relating to the license and/or distribution of Sequest-Ox™. We believe that if agreement is reached with Epic on revised terms and conditions and amendment is made to the 2015 SequestOx™ License Agreement, such amendment may materially differ from the current 2015 SequestOx™ License Agreement.

In addition, on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. The Company is currently evaluating the points raised in the CRL and intends to request an End of Review meeting with the FDA to determine the pathway forward for SequestOx.

There can be no assurances that this product will receive marketing authorization and achieve commercialization within this time period, or at all. In addition, even if marketing authorization is received, there can be no assurances that there will be future milestones, revenues of profits, or that any such future milestones, revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

Manufacturing and License Agreement with Epic Pharma LLC

On October 2, 2013, we executed the Epic Pharma Manufacturing and License Agreement (the “Epic Manufacturing and License Agreement”). This agreement granted Epic certain rights to manufacture, market and sell in the United States and Puerto Rico the twelve approved ANDAs acquired by us pursuant to the Mikah Thirteen ANDA Acquisition. Of the twelve approved ANDAs, Epic will have the exclusive right to market six products as listed in Schedule A of the Epic Manufacturing and License Agreement, and a non-exclusive right to market six products as listed in Schedule D of the Epic Manufacturing and License Agreement. Epic will manufacture the products and is responsible for all regulatory and pharmacovigilance matters related to the products and for all costs related to the site transfer for all products. We have no further obligations or deliverables under the Epic Manufacturing and License Agreement. Pursuant to the Epic Manufacturing and License Agreement, we will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Epic Manufacturing and License Agreement, earned by Epic a result of sales of the products. The manufacturing cost used for the calculation of the license fee is a predetermined amount per unit plus the cost of the drug substance (API) and the sales cost for the calculation is predetermined based on net sales.

If we manufacture any product for sale by Epic, then Epic shall pay us the same predetermined manufacturing cost per unit plus the cost of the API. The license fee is payable monthly for the term of the Epic Manufacturing and License Agreement. Epic shall pay to us certain milestone payments as defined by the Epic Manufacturing and License Agreement. The term of the Epic Manufacturing and License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Twelve months following the launch of a product covered by the Epic Manufacturing and License Agreement, we may terminate the marketing rights for any product if the license fee paid, by Epic, falls below a designated amount for a six-month period of that product. We may also terminate the exclusive marketing rights if Epic is unable to meet the annual unit volume forecast for a designated product group for any year, subject to the ability of Epic, during the succeeding six-month period, to achieve at least one-half of the prior year’s minimum annual unit forecast. The Epic Manufacturing and License Agreement may be terminated by mutual agreement, as a result of a breach by either party that is not cured within 60 days’ notice of the breach, or by us as a result of Epic Pharma becoming a party to a bankruptcy, reorganization or other insolvency proceeding that continues for a period of 30 days or more.

Methadone Manufacturing and Supply Agreement

On June 23, 2011 and as amended on September 24, 2012 and January 19, 2015, we entered into an agreement to manufacture and supply Methadone 10mg to ThePharmaNetwork LLC (the “Methadone Manufacturing and Supply Agreement”). ThePharmaNetworkLLC was subsequently acquired by Alkem Laboratories Ltd (“Alkem”) and now goes by the name Ascend Laboratories LLC (“Ascend”) and is a wholly owned subsidiary of Alkem.

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

Precision Dose License Agreement

On September 10, 2010, we executed a License Agreement with Precision Dose (the “Precision Dose License Agreement”) to market and distribute Phentermine 37.5mg, Phentermine 15mg, Phentermine 30mg, Hydromorphone 8mg, Naltrexone 50mg, and certain additional products that require approval from the FDA, through its wholly-owned subsidiary, TAGI, in the United States, Puerto Rico and Canada. Phentermine 37.5mg was launched in April 2011. Hydromorphone 8mg was launched in March 2012. Phentermine 15mg and Phentermine 30mg were launched in April 2013. Naltrexone 50mg was launched in September 2013. Precision Dose will have the exclusive right to market these products in the United States and Puerto Rico and a non-exclusive right to market the products in Canada.

Pursuant to the Precision Dose License Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Precision Dose License Agreement, earned by Precision Dose as a result of sales of the products. The license fee is payable monthly for the term of the Precision Dose License Agreement. The milestone payments will be paid in six installments. The first installment was paid upon execution of the Precision Dose License Agreement. The remaining installments are to be paid upon FDA approval and initial shipment of the products to Precision Dose. The term of the Precision Dose License Agreement is 15 years and may be extended for 3 successive terms, each of 5 years.

Development Agreement with Akorn Pharmaceuticals

On January 10, 2011, we entered into an agreement for us to develop an intermediate product for a generic version of a prescription product for Hi-Tech Pharmacal Co, Inc. (subsequently acquired by Akorn Pharmaceuticals) (“Akorn”). Under the terms of the agreement, we will undertake a development program for an intermediate product that Akorn shall then incorporate into a final product. Akorn or its designees, shall be responsible for the filing of the ANDA for the finished product and the ANDA will be filed under the Akorn name. Upon approval of the ANDA, Elite will manufacture the intermediate product. Akorn will manufacture the final product and will be responsible for the marketing and sales of the final product. Akorn will pay us milestone payments for the development work. Upon commercialization, we will receive payment for the manufacturing of the intermediate product and a percentage of the profits generated from the sale of the product.

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

Products Under Development

Elite’s research and development activities are primarily focused on developing its proprietary abuse deterrent technology and the development of a range of abuse deterrent opioid products that utilize this technology or other approaches to abuse deterrence.

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

We filed an NDA for the first product to utilize our abuse deterrent technology, Immediate Release Oxycodone 5mg, 10mg, 15mg, 20mg and 30mg with sequestered Naltrexone (collectively and individually referred to as “SequestOx™”), on January 14, 2016. On July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. The Company currently is evaluating the points raised in the CRL and intends to request an End of Review meeting with the FDA to determine the pathway forward for SequestOx. There can be no assurances of the Company receiving marketing authorization for SequestOx™, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition

The Company believes that the abuse deterrent technology can be applied to and incorporated into a wide range of opioids used today for pain management and has, to date, identified 10 additional products for potential development. All of these products are at early stages of development, with research and development activities mainly consisting of in-house process development and laboratory studies. Extensive efficacy and safety studies, similar to those conducted for SequestOx™ have not yet been conducted for these other products. As a result, costs incurred in relation to the development of these 10 products have not been material.

Research and development costs were $1.5 million and $2.4 million for the three months ended June 30, 2016 and 2015, respectively, with such costs relating almost entirely to the development of abuse deterrent opioid products.

On June 4, 2015, the Company entered into a sales and distribution licensing agreement which included a non-refundable payment of $5 million to Elite for prior research and development activities, with such representing the first material net cash inflows being generated by ELI-200. On January 14, 2016, the Company filed an NDA with the FDA for SequestOx™, thereby earning a non-refundable $2.5 million milestone. An additional $7.5 million non-refundable milestone is due upon the FDA’s approval of Elite’s NDA. Please note, as further detailed above, there can be no assurances of the Company receiving marketing authorization for SequestOx™, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. The non receipt by the Company of these payments and or fees may materially and adversely affect our financial condition.

Please note that, while the FDA is required to review applications within certain timeframes, during the review process, the FDA frequently requests that additional information be submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is actually approved, there can be no assurances that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of our developed products are also subject to FDA regulation. Based on the foregoing, it is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product. In addition, there can be no assurances of the Company filing the required application(s) with the FDA or of the FDA approving such application(s) if filed, and the Company’s ability to successfully develop and commercialize products incorporating its abuse deterrent technology is subject to a high level of risk as detailed in “Item 1A-Risk Factors-Risks Related to our Business” of the Annual Report on Form 10-K filed with the SEC on June 15, 2016, and further detailed in “Item 1A-Risk Factors” in this quarterly report on Form 10-Q.

Abuse-Deterrent and Sustained Release Opioids

The abuse-deterrent opioid products utilize our patented abuse-deterrent technology that is based on a pharmacological approach. These products are combinations of a narcotic agonist formulation intended for use in patients with pain, and an antagonist, formulated to deter abuse of the drug.  Both, agonist and antagonist, have been on the market for a number of years and sold separately in various dose strengths.  We have filed INDs for two abuse resistant products under development and has tested products in various pharmacokinetic studies. We expect to continue to develop multiple abuse resistant products. Products utilizing the pharmacological approach to deter abuse such as Suboxone®, a product marketed in the United States by Reckitt Benckiser Pharmaceuticals, Inc., and Embeda®, a product marketed in the United States by Pfizer, Inc., have been approved by the FDA and are being marketed in the United States.

We have developed, and retain the rights to these abuse resistant and sustained release opioid products.  We may license these products at a later date to a third party who could provide funding for the remaining clinical studies and who could provide sales and distribution for the product.

We also developed controlled release technology for oxycodone under a joint venture with Elan which terminated in 2002. According to the Elan Termination Agreement, we acquired all proprietary, development and commercial rights for the worldwide markets for the products developed by the joint venture, including the sustained release opioid products. Upon licensing or commercialization of an oral controlled release formulation of oxycodone for the treatment of pain, we will pay a royalty to Elan pursuant to the Elan Termination Agreement.  If we were to sell the product itself, we will pay a 1% royalty to Elan based on the product’s net sales, and if we enter into an agreement with another party to sell the product, we will pay a 9% royalty to Elan based on our net revenues from this product. We are allowed to recoup all development costs including research, process development, analytical development, clinical development and regulatory costs before payment of any royalties to Elan.

Patents

Since our incorporation, we have secured the following patents, of which two have been assigned for a fee to another pharmaceutical company. Our patents are:

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

Dependence on One or a Few Major Customers

Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues therefore the termination or restructuring of a contract with a customer may result in the loss of material amount or substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have agreements with Epic, Precision Dose and Ascend for the licensing, sales and distribution of products that we manufacture. We are currently renegotiating a licensing contract with Epic, which may result in the termination of an existing contract or an amended licensing contract that is materially different from that already in place. We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP, and our discussion and analysis of its financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 – Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q describes the significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements.  Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates and such differences may be material.

Results of Operations

The following set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended June 30,		Change
	2016	2015	Dollars	Percentage
		(As Restated)

Manufacturing fees	$2,551,858	$1,675,773	$876,085	52%
Licensing fees	719,288	487,332	231,956	48%
Total revenue	3,271,146	2,163,105	1,108,041	51%
Cost of revenue	2,147,552	1,196,968	950,584	79%
Gross profit	$1,123,594	$966,137	$157,457	16%

Gross profit - percentage	34%	45%

Revenues for the three-month period ended June 30, 2016 increased by $1,108,041, or 51%, to $3,271,146, as compared to $2,163,105 for the corresponding period in 2015 due to significant increases in manufacturing and licensing fees.

Manufacturing fees increased by $876,085, or 52%, due to continued growth in the Company’s generic product lines.

Licensing fees increased by $231,956, or 48%. This increase is primarily due to the inclusion of a full quarter of license fees earned from the $5 million payment received in June 2015 pursuant to the ELI-200 license agreement where the corresponding prior period included only one month of such revenues. In addition, license fees relating to the sale of the Company’s generic product lines have increased, consistent with the increase in manufacturing revenues.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $950,584 or 79%, to $2,147,552 as compared to $1,196,968 for the corresponding period in 2015. The increase in costs of revenue is primarily due to the increase and product mix of generics manufactured during the quarter.

Our gross profit margin was 34% during the three months ended June 30, 2016 as compared to 45% during the three months ended June 30, 2015. The decrease in gross margin is due to the product mix of generics manufactured during the quarter.

Operating expenses:

	For the Three Months Ended June 30,		Change
	2016	2015	Dollars	Percentage
		(As Restated)
Operating expenses:
Research and development	$1,550,370	$2,366,262	$(815,892)	-34%
General and administrative	699,011	754,444	(55,433)	-7%
Non-cash compensation	89,384	90,479	(1,095)	-1%
Depreciation and amortization	22,392	157,915	(135,523)	-86%
Total operating expenses	$2,361,157	$3,369,100	$(1,007,943)	-30%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three-month period ended June 30, 2016 decreased by $1,007,943, or 30%, to $2,361,157, as compared to $3,369,100 for the corresponding period in 2015.

Research and development costs for the three months ended June 30, 2016 were $1,550,370, a decrease of $815,892 or 34% from $2,366,262 of such costs for the comparable period of the prior year. The decrease was due to the timing and composition of ongoing development of Elite’s abuse deterrent opioid and other products.

General and administrative expenses for the three months ended June 30, 2016 were $699,011, a decrease of $55,433 or 7% from $754,444 of such costs for the comparable period of the prior year. The decrease was due to the increased utilization of the Company’s manufacturing facilities resulting in lower unallocated overheads.

Non-cash compensation expense for the three months ended June 30, 2016 were 89,384, a decrease of $1,095 or 1% from $90,479 of such costs for the comparable period of the prior year. The decrease was due to the timing in amortization of the value of employee stock options issued over the course of the last three years.

Depreciation and amortization expense for the three months ended June 30, 2016 was $22,392, a decrease of $135,523, or 86% from $157,915 of such costs for the comparable period of the prior year. The decrease was due to the combination of increased facility utilization and higher depreciation absorption rates currently as a result of facility expansion and improvements over the last year.

As a result of the foregoing, our loss from operations for the three months ended June 30, 2016 was $1,237,563, compared to a loss from operations of $2,402,963 for the three months ended June 30, 2015.

Other income (expense):

	For the Three Months Ended June 30,		Change
	2016	2015	Dollars	Percentage
		(As Restated)

Other income (expense):
Interest expense	$(68,943)	$(76,228)	$7,285	-10%
Change in fair value of derivative instruments	2,399,921	7,214,261	(4,814,340)	-67%
Other income (expense)	3,109	—	3,109
Other income (expense), net	$2,334,087	$7,138,033	$(4,803,946)	-67%

Other income/expenses for the three months ended June 30, 2016 was net other income of $2,334,087, a decrease in net other income of $4,803,946 from the net other income of $7,138,033 for the comparable period of the prior year. The decrease in other income/expense was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended June 30, 2016 totaling other income of $2,399,921, as compared to other income of $7,214,261 for the comparable period of the prior year. Please note that derivative income/(expenses) are determined in large part by the number of warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between derivative revenues and increases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net income for the three months ended June 30, 2016 was $1,094,024, compared to a net loss of $4,732,320 for the comparable period of the prior year.

Change in value of Series I convertible preferred stock:

Changes in the value in our Series convertible preferred stock, which is included in the calculation of net income (loss) attributable to common stockholders resulted in net income being decreased by $2,142,857 for the three months ended June 30, 2016, as compared to an increase in net income of $6,428,571 for the comparable period of the prior year. Accordingly, net (loss) income attributable to common stockholders for the three months ended June 30, 2016 was a net loss of $(1,048,833), compared to net income of $11,160,891 for the comparable period of the prior year.

Liquidity and Capital Resources

Capital Resources

	June 30, 2016	March 31, 2016	Change

Current assets	$ 17,986,897	$ 16,713,956	$ 1,272,941
Current liabilities	4,379,142	4,640,189	(261,047)
Working capital	13,607,755	12,073,767	1,533,988

As of June 30, 2016, the Company had cash on hand of $12,814,951 and a working capital surplus of $13,607,755. We believe that such resources, combined with the Company’s access to the remaining $18.1 million available pursuant to the $40 million equity line with Lincoln Park is sufficient to fund operations through the current operating cycle. For the three months ended June 30, 2016, we had losses from operations totaling $1,237,563, net other income totaling $2,334,087 from income from operations before income taxes of $1,096,524.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2017, due in large part to its plans to conduct clinical development and commercialization activities on a range of abuse deterrent opioid products, on an accelerated and simultaneous basis. Such activities require the investment of significant amounts in clinical trials, safety and efficacy studies, bioequivalence studies, product manufacturing, regulatory expertise and filings, as well as investments in manufacturing and lab equipment and software. In order to finance these significant expenditures, the Company entered into two purchase agreements with Lincoln Park, with such agreements providing the company with equity lines totaling $50 million, with approximately $18.1 million of this amount being available under the remaining equity line. We believe this amount of financing, if received, is sufficient to fund the commercialization of the abuse deterrent opioid products identified. Please also note that the realization of the full $18.1 million is dependent on several factors, including the trading price and volume of the Common Stock. There can be no assurances that such price and volumes would be sufficient for the Company to realize, in full, the remaining $18.1 million balance available under the Lincoln Park Purchase Agreement, prior to its expiration in April of 2017.

Summary of Cash Flows:

For the Three Months Ended June 30,
	2016	2015
(As Restated)

Net cash (used in) provided by operating activities	$ (764,172)	$ 1,890,838
Net cash used in investing activities	$ (284,498)	$ (716,343)
Net cash provided by financing activities	$ 2,351,442	$ 2,977,962

Net cash used in operating activities for the three months ended June 30, 2016 was $764,172, which included net income of $1,094,024, change in fair value of derivative financial instruments – warrants of $2,399,921 (non-cash) and changes in operating assets and liabilities of $175,083. These instances of decreases in cash are offset by change in non-cash compensation accrued of $457,450, and non-cash compensation from the issuance of common stock of $89,384.

Net cash used in investing activities for the three months ended June 30, 2016 was $284,498. This consisted primarily of the purchase of property and equipment of $284,323.

Net cash provided by financing activities was $2,351,442 for the three months ended June 30, 2016. This consisted of proceeds from the issuance of common stock of $2,470,338, proceeds from the exercise of cash warrants and stock options of $708,431; offset by repayments of short term debt of $718,309 and the proceeds and repayments from related party line of credit $171,362.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our Company required to be disclosed in our SEC reports (i) is not recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is not accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to inadequate segregation of duties in our financial reporting process and disclosure controls and procedures and internal controls over financial reporting of complex accounting issues.

Changes in Internal Controls

During Fiscal 2017, our management has taken the following actions that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting and to remediate the material weaknesses described in our 2016 Annual Report on Form 10-K filed on June 15, 2016 with the SEC.

•	We have hired a third-party to assist us (1) in identifying remediations to material weaknesses in internal controls, (2) with the planning and implementation of such remediations and (3) to support the testing and documentation of our complete internal control environment, including those remediating actions taken/implemented to address the material weakness in internal contols. .

Other than discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Pending Litigation

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended March 31, 2016.

Item 1A. Risk Factors.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Based on reviews conducted by management, our Independent Auditors and specific guidance from subject matter experts engaged by us, we have concluded that material weaknesses in our internal controls over financial report existed that contributed to the errors in accounting that necessitated the restatement of previously issued financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that we did not maintain effective internal controls over financial reporting as of the fiscal year ended March 31, 2016 due to the existence of the following material weaknesses identified by management: We did not maintain adequate segregation of duties in our accounting and financial reporting process. We have not appropriately restricted access to our accounting applications to appropriate users and does not have processes in place that ensure that appropriate segregation of duties is maintained. Certain personnel have access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without independent monitoring. This allows for the creation, review and processing of certain financial data without independent review and authorization. There are also certain financial personnel that have incompatible duties, including in the areas of cash disbursements, payroll, and journal entry reviews. We have not yet completed the process of assigning different people the responsibilities of authorizing transactions, recording transactions, and maintaining custody of assets to sufficiently reduce the opportunities to allow any person to be in a position to both perpetrate and conceal errors or fraud in the normal course of the person’s duties. Particularly in the areas of purchases, cash disbursements, journal entry review and payroll, certain individuals have incompatible duties that limit our ability to identify and detect errors or fraud that may occur.

We have identified certain remediation actions and are in the process of implementing them. During Fiscal 2016, we created and staffed a new accounting position, with such position contributing improved segregation of duties in the areas of purchasing, accounts payable processing, and timesheet management. In addition, improved segregation of duties has been achieved in the areas of cash disbursements, banking management, inventory control and manufacturing accounting, through increased delegation of duties to a staff accounting position that was created and staffed in Fiscal 2015. We intend to focus more resources on internal control procedures during Fiscal 2017. We have engaged a third party consultant to assist with the enhancement of our control documentation as well as with developing a more robust control environment that once implemented would help remediate the material weaknesses described above. As part of this process, we plan to develop a Segregation of Duties Matrix and update and enhance business processes, documentation and job roles to fully implement this matrix. We will also be evaluating an enhancement in the financial and enterprise resource planning systems for some point in the future but will also focus on effective compensating controls until the financial/ERP software can be upgraded or replaced.

As we continue to evaluate and work to improve internal controls over financial reporting, we may determine to take additional measures to address the material weaknesses or determine to modify the remediation efforts described above. Until the remediation efforts discussed above, including any additional remediation efforts that we identify as necessary, are implemented, tested and deemed to be operating effectively, the material weaknesses described above will continue to exist.

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

We received a Complete Response Letter from the FDA that indicated that our SequestOx NDA is not ready for approval in its present form. While we plan on proceeding with our application for SequestOx, we cannot assure if or whether our efforts will be successful. If we are unable to obtain approval for SequestOx or if we incur significant costs or delays in obtaining such approval, our ability to commercialize SequestOx may be materially adversely affected.

In July 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx NDA is complete and the application is not ready for approval in its present form. The Company is currently evaluating the points raised in the CRL and intends to request an End of Review meeting with the FDA to determine the pathway forward for SequestOx. Until we have such a meeting, we are unable to determine what steps we will need to take in order to obtain FDA approval. For instance, we could be required to conduct additional studies and clinical trials. Such requirements could result in significant costs and delays and no assurance can be given that the FDA eventually will approve our NDA. If we are unable to obtain approval for SequestOx or if we incur significant costs or delays in obtaining such approval, our ability to commercialize SequestOx may be materially adversely affected.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During  the three months ended June 30, 2016, we issued 11,303,145 shares of common stock that were unregistered, consisting of 11,270,901 shares being issued pursuant to the exercise of cash warrants, with proceeds received totaling $704,431 and 32,244 shares being issued in payment of salaries as per related employment agreements, with such salaries paid totaling $10,417. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013 .

3.1(p)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(q)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.6	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.10	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.11	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.12	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.13	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.14	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.15	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.16	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.17	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.18	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.19	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.20	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.21	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.22	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.23	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.24	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.25	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.26	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.27	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.28	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.29	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.30	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.31	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.32	August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC, incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 and filed with the SEC on November 14, 2013

10.33	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.34	February 7,2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.35	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.36	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.37	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.38	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.39	January 19, 2015 Second Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 and First Amendment to the TPN-Elite Manufacturing and Supply Agreement dated September 21, 2012, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014, and filed with the SEC on February 17, 2015. Confidential Treatment granted with respect to portions of the Agreement.

10.40	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.41	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015 .

10.42	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on July 11, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.43	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	On January 5, 2011, the Company changed its domicile from Delaware to Nevada. All corporate documents from Delaware have been superseded by Nevada corporate documents filed or incorporated by reference herein. All outstanding Delaware securities certificates are now outstanding Nevada securities certificates.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

August 9, 2016	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 9, 2016	By:	/s/ Carter J. Ward
Carter J. Ward Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)