Form 10-Q
period 2016-09-30
ELITE PHARMACEUTICALS INC /NV/
filed 2016-11-09
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 905,662,789 shares of common stock were issued and outstanding as of November 4, 2016.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	March 31, 2016
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$12,579,683	$11,512,179
Accounts receivable	1,145,503	1,530,296
Inventory	5,635,535	3,293,729
Prepaid expenses and other current assets	301,863	377,752
Total current assets	19,662,584	16,713,956

Property and equipment, net of accumulated depreciation of $7,064,730 and $6,726,407, respectively	8,351,757	8,110,721

Intangible assets, net of accumulated amortization of $-0-	6,417,832	6,411,799

Other assets:
Restricted cash - debt service for NJEDA bonds	388,959	388,959
Security deposits	48,714	48,714
Total other assets	437,673	437,673

Total assets	$34,869,846	$31,674,149

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,279,749	$1,804,429
Accrued expenses	1,429,944	555,352
Deferred revenue, current portion	1,013,333	1,013,333
Bonds payable, current portion (net of bond issuance costs)	70,822	205,822
Line of credit, related party	-	718,309
Loans payable, current portion	341,164	342,944
Total current liabilities	5,135,012	4,640,189
Long-term liabilities:
Deferred revenue, net of current portion	2,772,223	3,278,887
Bonds payable, net of current portion and bond issuance costs	1,576,867	1,654,777
Loans payable, net current portion	403,472	520,829
Derivative financial instruments - warrants	2,471,718	10,368,567
Other long term liabilities	35,251	47,422
Total long-term liabilities	7,259,531	15,870,482

Total liabilities	12,394,543	20,510,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

Mezzanine Equity

Series I convertible preferred stock; par value $0.01; 395.758 shares authorized, -0- issued and outstanding as of September 30, 2016; 495.758 shares authorized, 100 shares issued and outstanding as of March 31, 2016	-	44,285,715

Shareholders’ equity (deficit):
Common stock; par value $0.001; 995,000,000 shares authorized; 893,670,036 shares issued and 893,570,036 outstanding as of September 30, 2016; 711,544,352 shares issued and 711,444,352 outstanding as of March 31, 2016	893,673	711,546
Additional paid-in capital	159,221,096	109,137,805
Treasury stock; 100,000 shares as of September 30, 2016 and March 31, 2016; at cost	(306,841)	(306,841)
Accumulated deficit	(137,332,625)	(142,664,747)
Total shareholders’ equity (deficit)	22,475,303	(33,122,237)
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$34,869,846	$31,674,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
		(As Restated)		(As Restated)

Manufacturing fees	$2,033,074	$2,553,195	$4,584,932	$4,228,968
Licensing fees	652,624	393,312	1,371,912	880,644
Total revenue	2,685,698	2,946,507	5,956,844	5,109,612
Cost of revenue	1,850,769	1,414,529	4,029,246	2,611,497
Gross profit	834,929	1,531,978	1,927,598	2,498,115

Operating expenses:
Research and development	1,266,712	4,172,419	2,786,154	6,614,063
General and administrative	667,047	881,566	1,368,562	1,560,630
Non-cash compensation through issuance of stock options	84,785	80,992	174,169	171,470
Depreciation and amortization	20,984	164,340	43,376	325,800
Total operating expenses	2,039,528	5,299,317	4.372.261	8,671,963

Loss from operations	(1,204,599)	(3,767,339)	(2,444,663)	(6,173,848)

Other income (expense):
Interest expense and amortization of debt issuance costs	(57,377)	(63,824)	(126,320)	(139,257)
Change in fair value of derivative instruments	5,496,927	2,149,787	7,896,849	9,364,047
Interest income	3,147	-	6,256	-
Other income (expense), net	5,442,697	2,085,963	7,776,785	9,224,790

Income (loss) before income taxes	4,238,098	(1,681,376)	5,332,122	3,050,942

Income tax provision	-	-	-	-

Net income (loss)	4,238,098	(1,681,376)	5,332,122	3,050,942

Change in carrying value of convertible preferred share mezzanine equity	22,857,143	(5,071,406)	20,714,286	1,357,167

Net income (loss) attributable to common shareholders	$27,095,241	$(6,752,782)	$26,046,408	$4,408,109

Basic income (loss) per share attributable to common shareholders	$0.03	$(0.01)	$0.03	$0.01

Diluted loss per share attributable to common shareholders	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	806,868,491	665,330,431	765,055,707	656,141,476

Diluted weighted average common shares outstanding	816,026,737	823,495,279	774,213,953	814,306,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at March 31, 2016	711,544,352	$711,546	$109,137,805	100,000	$(306,841)	$(142,664,747)	$(33,122,237)

Net income						5,332,122	5,332,122

Change in value of convertible preferred mezzanine equity			20,714,286				20,714,286

Issuance of common shares pursuant to the exercise of cash warrants	20,378,848	20,379	1,253,299				1,273,678

Issuance of common shares pursuant to the exercise of cash options	40,000	40	3,960				4,000

Common shares issued in payment of employee salaries	42,938	44	13,707				13,751

Common shares issued as commitment shares pursuant to the Lincoln Park purchase agreement	218,504	219	(219)				-

Costs associated with raising capital			(17,669)				(17,669)

Common shares sold pursuant to the Lincoln Park purchase agreement	18,588,251	18,588	4,513,186				4,531,774

Non-cash compensation through the issuance of employee stock options			174,169				174,169

Conversion of Series I convertible preferred stock into common shares	142,857,143	142,857	23,428,572				23,571,429

Balance at September 30, 2016	893,670,036	$893,673	$159,221,096	100,000	$(306,841)	$(137,332,625)	$22,475,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2016	2015
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,332,122	$3,050,942
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	345,419	325,799
Change in fair value of derivative financial instruments - warrants	(7,896,849)	(9,364,047)
Non-cash compensation accrued	1,232,950	586,167
Non-cash compensation from the issuance of common stock and options	187,920	171,470
Non-cash rent expense	(13,018)	(10,991)
Non-cash lease accretion	847	798
Bad debt recovery	-	(117,095)
Change in operating assets and liabilities:
Accounts receivable	384,793	147,650
Inventory	(2,341,806)	(321,311)
Prepaid expenses and other current assets	75,889	242,721
Accounts payable, accrued expenses and other current liabilities	116,962	(960,122)
Deferred revenue and customer deposits	(506,664)	4,660,000
Net cash used in operating activities	(3,081,435)	(1,588,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(513,359)	(1,405,633)
Intellectual property costs	(6,033)	(17,893)
Net cash used in investing activities	(519,392)	(1,423,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock	4,531,774	2,780,142
Proceeds from cash warrant and options exercises	1,277,678	2,328,255
Proceeds and repayments of line of credit, related party - net	(718,309)	(171,362)
Payment of bonds principal	(220,000)	(210,000)
Other loan payments	(185,143)	(148,582)
Costs associated with raising capital	(17,669)	-
Net cash provided by financing activities	4,668,331	4,578,453

Net change in cash	1,067,504	1,566,908

Cash, beginning of period	11,512,179	7,464,180

Cash, end of period	$12,579,683	$9,031,088

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$120,508	$110,372
Financing of equipment purchases and insurance renewal	$66,006	$65,794
Commitment shares issued to Lincoln Park Capital	$60,085	$830,515
Change in carrying value of convertible preferred mezzanine equity	$20,714,286	$1,357,167
Conversion of Series I convertible preferred stock into common shares	$23,571,429	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Elite Pharmaceuticals, Inc. (the “Company” or “Elite”) was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary Elite Laboratories, Inc. (“Elite Labs”) which was incorporated on August 23, 1990 under the laws of the State of Delaware. On January 5, 2012, Elite Pharmaceuticals was reincorporated under the laws of the State of Nevada. Elite Labs engages primarily in researching, developing and licensing proprietary orally administered, controlled-release drug delivery systems and products with abuse deterrent capabilities and the manufacture of generic, oral dose pharmaceuticals. The Company is equipped to manufacture controlled-release products on a contract basis for third parties and itself, if and when the products are approved. These products include drugs that cover therapeutic areas for pain, allergy, bariatric and infection. Research and development activities are done so with an objective of developing products that will secure marketing approvals from the United States Food and Drug Administration (“US-FDA” or “FDA”), and thereafter, commercially exploiting such products.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.

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

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 includes the impact of the restatement on the comparative unaudited consolidated quarterly financial information for the quarter ended September 30, 2015. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the period ended September 30, 2015, included in the Company’s amended Form 10-Q, for the period ended September 30, 2015, filed with the SEC on December 30, 2015; and the Company’s audited consolidated financial statements for the year ended March 31, 2016 included in the Company’s Fiscal 2016 Annual Report on Form 10-K, filed with the SEC on June 15, 2016. In addition, the Company’s future Quarterly Reports on Form 10-Q for subsequent quarterly periods during the current fiscal year will reflect the impact of the restatement in the comparative prior quarter and year-to-date periods.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

When determining the selling price for significant deliverables under a multiple-element revenue arrangement, the Company considers any or all of the following, without limitation, depending on information available or information that could be reasonably available without undue cost and effort: vendor-specific objective evidence, third party evidence or best estimate of selling price. More specifically, factors considered can include, without limitation and as appropriate, size of market for a specific product, number of suppliers and other competitive market factors, forecast market shares and gross profits, barriers/time frames to market entry/launch, intellectual property rights and protections, exclusive or non-exclusive arrangements, costs of similar/identical deliverables from third parties, contractual terms, including, without limitation, length of contract, renewal rights, commercial terms, profit allocations, and other commercial, financial, tangible and intangible factors that may be relevant in the valuation of a specific deliverable.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company entered into a Master Development and License Agreement with SunGen Pharma LLC dated August 24, 2016 (the “SunGen Agreement”), which has been determined to satisfy the criteria for consideration as a collaborative agreement, and is accounted for accordingly, in accordance with GAAP.

Restricted Cash

As of September 30, 2016 and March 31, 2016, the Company had $388,959 of restricted cash, related to debt serve reserve in regards to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 6).

Inventory

Inventory is recorded at the lower of cost or market on a first-in first-out basis.

Intangible Assets

The Company capitalizes certain costs to acquire intangible assets; if such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life. Costs to acquire indefinite lived intangible assets, such as costs related to ANDAs are capitalized accordingly.

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

As of September 30, 2016, the Company did not identify any indicators of impairment.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The cost of the stock-based payments to nonemployees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

Earnings (Loss) Per Share Applicable to Common Shareholders’

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

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
		(As Restated)		(As Restated)
Numerator
Net income (loss) attributable to common shareholders - basic	$27,095,241	$(6,752,782)	$26,046,408	$4,408,109
Effect of dilutive instrument on net income (loss)	(28,354,070)	2,921,619	(28,611,135)	(10,721,214)
Net loss attributable to common shareholders - diluted	$(1,258,829)	$(3,831,163)	$(2,564,727)	$(6,313,105)

Denominator
Weighted average shares of common stock outstanding - basic	806,868,491	665,330,431	765,055,707	656,141,476

Dilutive effect of stock options, warrants and convertible securities	9,158,246	158,164,848	9,158,246	158,164,848

Weighted average shares of common stock outstanding - diluted	816,026,737	823,495,279	774,213,953	814,306,324

Net income (loss) per share
Basic	$0.03	$(0.01)	$0.03	$0.01
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

●	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

●	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 — Inputs that are unobservable for the asset or liability.

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis as of September 30, 2016 and March 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2016
Liabilities
Derivative financial instruments - warrants	$2,471,718	$-	$-	$2,471,718

March 31, 2016
Liabilities
Derivative financial instruments - warrants	$10,368,567	$-	$-	$10,368,567

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of shareholders’ equity (deficit).

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”). The amendments in ASU 2015-11 clarify the determination of net realizable value of inventory, applicable to measurement of inventory asset value on the balance sheet. The amendments do not change the core principal of the guidance provided in Topic 330, specifically the valuation of inventory at the lower of cost or market value, with market value being determined by the net realizable value of the inventory item(s). The amendments clarify, however, that net realizable value is to be measured as the estimated selling price in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. The guidance is effective for the annual period beginning after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption being optional and permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of ASU 2015-11 on its unaudited condensed financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”). The amendments in ASU 2016-09 provide revised guidance in relation to the following with regards to share based payments: i) Accounting for forfeitures, ii) Income tax effects, and iii) classification of excess tax benefits. The guidance is effective for the annual period beginning after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption being optional and permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of ASU 2016-09 on its unaudited condensed financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company is currently evaluating the effects of ASU 2016-15 on its unaudited condensed consolidated financial statements.

NOTE 2. CHANGE IN ACCOUNTING PRINCIPLE

As noted in Note 1 Summary of Significant Accounting Policies, the Company adopted the provisions of ASU 2015-03 and has retroactively reclassified its consolidated balance sheet for the year ended March 31, 2016. During the fiscal year ended March 31, 2016, the Company had accounted for bond offering costs associated with its NJEDA Bonds as an other asset within the Company’s consolidated balance sheet.

The following table is a summary of the effect of the reclassification on the consolidated balance sheet as of March 31, 2016:

	March 31, 2016
	As previously filed	Adjustments	As Reclassified
Other assets:
EDA bond offering costs	$204,401	$(204,401)	$-

Current liabilities:
Current portion of EDA bonds payable	$220,000	$(14,178)	$205,822

Long term liabilities:
EDA bonds payable- non-current	$1,845,000	$(190,223)	$1,654,777

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. INVENTORY

Inventory as of September 30, 2016 and March 31, 2016 consisted of the following:

	September 30, 2016	March 31, 2016
Finished goods	$295,483	$225,698
Work-in-progress	221,935	222,784
Raw materials	5,118,117	2,845,247
	$5,635,535	$3,293,729

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2016 and March 31, 2016 consisted of the following:

	September 30, 2016	March 31, 2016
Land, building and improvements	$6,721,602	$6,230,543
Laboratory, manufacturing and warehouse equipment	8,335,492	8,255,286
Office equipment and software	242,734	234,634
Furniture and fixtures	49,804	49,804
Transportation equipment	66,855	66,855
	15,416,487	14,837,122
Less: Accumulated depreciation	(7,064,730)	(6,726,401)
	$8,351,757	$8,110,721

Depreciation expense was $165,815 and $160,795 for the three months and $338,330 and $318,711 for the six months ended September 30, 2016 and 2015, respectively.

NOTE 5. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of September 30, 2016 and March 31, 2016:

	September 30, 2016
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
Patent application costs	*	$364,482	$6,033	$-	$370,515
ANDA acquisition costs	Indefinite	6,047,317	-	-	6,047,317
		$6,411,799	$6,033	$-	$6,417,832

	March 31, 2016
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
Patent application costs	*	$334,457	$30,025	$-	$364,482
ANDA acquisition costs	Indefinite	6,047,317	-	-	6,047,317
		$6,381,774	$30,025	$-	$6,411,799

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

The following tables summarizes the Company’s bonds payable liability as of September 30, 2016 and March 31, 2016, respectively.

	September 30, 2016	March 31, 2016
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,845,000	$2,065,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(85,000)	(220,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,760,000	$1,845,000

Bond offering costs	$354,453	$354,453
Less: Accumulated amortization	(157,142)	(150,052)
Bond offering costs, net	$197,311	$204,401

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$85,000	$220,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$70,822	$205,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$1,760,000	$1,845,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(183,133)	(190,223)
Long term portion of bonds payable, net of bond offering costs	$1,576,867	$1,654,777

Amortization expense was $3,544 for the three months and $7,089 for the six months ended September 30, 2016 and 2015, respectively.

NOTE 7. LOANS PAYABLE

Loans Payable as of September 30, 2016 and March 31, 2016 consisted of the following:

	September 30, 2016	March 31, 2016
Equipment and insurance financing loans payable, between 6% and 13% interest and maturing between May 2017 and Sept. 2020	$744,636	$863,773
Less: Current portion of loans payable	(341,164)	(342,944)
Long-term portion of loans payable	$403,472	$520,829

The interest expense associated with the loans payable was $21,042 and $20,353 for the three months and $43,329 and $41,994 for the six months ended September 30, 2016 and 2015, respectively.

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

As of March 31, 2016, the principal balance owed under the Hakim Credit Line was $718,309, with an additional $70,784 in accrued interest being also owed, in accordance with the terms and conditions of the Hakim Credit Line. This principal balance was paid in full on May 23, 2016. Accrued interest consisting of $70,784 due and owed on March 31, 2016, plus $9,134 in interest due, owed and expensed during the period April 1, 2016 through May 23, 2016 was paid on May 24, 2016. Accordingly, as of September 30, 2016, there are no amounts due and owing under the Hakim Loan Agreement or the Hakim Line of Credit and both have expired.

NOTE 9. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $3,785,556 as of September 30, 2016, were comprised of a current component of $1,013,333 and a long-term component of $2,772,223. Deferred revenues in the aggregate amount of $4,292,220 as of March 31, 2016, were comprised of a current component of $1,013,333 and a long-term component of $3,278,887. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

Rent expense is recorded on the straight-line basis. Rents paid in excess is recognized as deferred rent. Rent expense under the 135 Ludlow Ave. modified lease for the three-month ended September 30, 2016 and 2015 was $45,213 and $45,214, respectively and $90,426 and $90,427 for the six months ended September 30, 2016 and 2015 respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations. Deferred rent as of September 30, 2016 and March 31, 2016 was $6,505 and $19,528, respectively and recorded as a component of other long-term liabilities.

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of September 30, 2016 and March 31, 2016, the Company had a liability of $28,743 and $27,895, respectively and recorded as a component of other long-term liabilities.

NOTE 11. MEZZANINE EQUITY - SERIES I CONVERTIBLE PREFERRED STOCK

On February 6, 2014, the Company created the Series I Convertible Preferred Stock (“Series I Preferred”). A total of 495.758 shares of Series I Preferred were authorized, 100 shares are issued and outstanding, with a stated value of $100,000 per share and a par value of $0.01 as of March 31, 2016. On August 16, 2016, the 100 shares issued and outstanding were converted into 142,857,143 shares of common stock at the stated conversion price of $0.07 (See Note 13). In conjunction with the Certificate of Designations (“COD”), the shares converted were retired, canceled and returned to the status of authorized by unissued preferred stock, leaving a total of 395.758 shares of Series I Preferred authorized and no shares of Series I Preferred outstanding at September 30, 2016.

The COD for the Series I Preferred contained the following features:

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

The Company has determined that the Series I Preferred host instrument was more akin to equity than debt and that the above financial instruments were clearly and closely related to the host instrument, with bifurcation and classification as a derivative liability being not required.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Based on the Company’s review of the COD, the host instrument, the Series I Preferred Shares, was classified as mezzanine equity. The above identified embedded financial instruments: Conversion Feature, Subsequent Dilutive Issuances and Subsequent Dividend Issuances will not be bifurcated from the host and are therefore classified as mezzanine equity with the Series I Preferred. The Series I Preferred was carried at the maximum redemption value, with changes in this value charged to retained earnings or to additional paid-in capital in the absence of retained earnings.

Changes in carrying value are also subtracted from net income (loss), (in a manner like the treatment of dividends paid on preferred stock), in arriving at net income (loss) available to common shareholders used in the calculation of earnings per share.

Authorized, issued and outstanding shares, along with carrying value and change in value as of the periods presented are as follows:

	September 30, 2016	March 31, 2016
Shares authorized	395.758	495.758
Shares outstanding	-	100
Par value	$0.01	$0.01
Stated value	$100,000	$100,000
Conversion price	$0.07	$0.07
Common shares to be issued upon redemption	-	142,857,143
Closing price on valuation date	N/A	$0.31

Carrying value of Series I convertible preferred stock	$-	$44,285,715

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
		(As Restated)		(As Restated)
Change in carrying value of convertible preferred share mezzanine equity	$22,857,143	$(5,071,406)	$20,714,286	$1,357,167

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

A summary of warrant activity is as follows:

	September 30, 2016		March 31, 2016
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of year	41,586,066	$0.0625	89,870,034	$0.0625

Warrants exercised, forfeited and/or expired, net	(20,458,848)		(48,283,968)

Balance at end of year	21,127,218	$0.0625	41,586,066	$0.0625

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions:

	September 30, 2016	March 31, 2016
Fair value of the Company's common stock	$0.18	$0.31
Volatility (based on the Company's historical volatility)	57% - 72%	52% - 81%
Exercise price	$0.0625	$0.0625 - 0.25
Estimated life (in years)	0.1 - 1.6	0.2 - 2.1
Risk free interest rate (based on 1-year treasury rate)	0.20% - 0.65%	0.18% - 0.73%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the six months ended September 30, 2016 were as follows:

Balance as of March 31, 2016	$10,368,567
Change in fair value of derivative financial instruments - warrants	(7,896,849)
Balance as of September 30, 2016	$2,471,718

NOTE 13. SHAREHOLDERS’ EQUITY (DEFICIT)

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

Upon execution of the Purchase Agreement, the Company issued 1,928,641 shares of common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of common stock under that agreement and the Company is obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of common stock purchased by Lincoln Park. Through September 30, 2016, we have sold to Lincoln Park an aggregate of 89.7 million shares under the Purchase Agreement for aggregate gross proceeds of approximately $24.0 million. In addition, we have issued an additional 1.2 million Commitment Shares.

 The Company, from time to time and at the Company’s sole discretion but no more frequently than every other business day, direct Lincoln Park to purchase (a “Regular Purchase”) up to 500,000 shares of common stock on any such business day, increasing up to 800,000 shares, depending upon the closing sale price of the common stock, provided that in no event shall Lincoln Park purchase more than $760,000 worth of common stock on any single business day. The purchase price of shares of common stock related to the future Regular Purchase funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to ten business days leading up to such time), but in no event, will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the floor price of $0.10 per share, subject to adjustment.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Common Stock

During the six months ended September 30, 2016, the Company issued the following shares of common stock:

Issuance of shares of common stock pursuant to the exercise of warrants and stock options

The Company issued 20,418,848 shares of its common stock totaling $1,277,678 in connection with the exercise of warrants and stock options.

Issuance of shares of common stock in payment of employee salaries

The Company issued 42,938 shares of its common stock totaling $13,751 pursuant to employment contracts with certain employees.

Issuance of shares of common stock to Lincoln Park

The Company issued 218,504 shares of its common stock with a value totaling $0 on the date of issuance, in connection with the Purchase Agreement with Lincoln Park as consideration for their commitment to purchase additional shares of the Company’s common stock. In addition, the Company issued 18,588,251 shares of its common stock for proceeds totaling $4,531,774 in connection with the Purchase Agreement with Lincoln Park.

Conversion of Series I convertible preferred stock

On August 16, 2016, Mr. Nasrat Hakim, the Company’s President and CEO, converted 100 shares of the Series I convertible preferred stock, such shares having a total stated value of $10 million, at the stated conversion price of $0.07 into 142,857,143 shares of the Company’s common stock, with such shares being valued at $23,571,429, based upon the closing price of the Company’s Common Stock on the date of the conversion.

NOTE 14. STOCK-BASED COMPENSATION

Part of the compensation paid by the Company to its Directors and employees consists of the issuance of common stock or via the granting of options to purchase common stock.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the six months ended September 30, 2016, the Company did not issue any shares of common stock to its Directors in payment of director’s fees.

During the six months ended September 30, 2016, the Company accrued director’s fees totaling $38,361, which will be paid via the issuance of 154,935 shares of Common Stock.

As of September 30, 2016, the Company owes its Directors a total of 184,680 shares of Common Stock in payment of director fees totaling $48,033 due and owing. The Company anticipates that these shares of Common Stock will be issued during prior to the end of the current fiscal year.

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

During the six months ended September 30, 2016, the Company issued 42,938 shares of common stock a certain employee in payment of salaries in the aggregate amount of $13,751 for the six months ended September 30, 2016.

During the six months ended September 30, 2016, the Company accrued salaries and fees totaling $422,750 owed to the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees and consultants, which are to be paid via the issuance of a total of 1,686,808 shares of Common Stock.

As of September 30, 2016, the Company owes its President and Chief Executive Officer, Chief Financial Officer and certain other employees and consultants, a total of 2,309,547 shares of Common Stock in payment of salaries and fees totaling $624,917 due and owing. The Company anticipates that these shares of common stock will be issued prior to the end of the current fiscal year.

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

		Weighted	Weighted Average
	Shares	Average	Remaining Contractual	Aggregate Intrinsic
	Underlying Options	Exercise Price	Term (in years)	Value
Outstanding at April 1, 2016	7,609,667	$0.48	6.5	$904,409
Granted	870,000	0.23
Forfeited and expired	(900,000)	0.36
Exercised	(40,000)	0.10
Outstanding at September 30, 2016	7,539,667	$0.46	7.7	$383,330
Exercisable at September 30, 2016	5,316,335	$0.46	7.3	$379,400

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company common stock as of September 30, 2016 and March 31, 2016 of $0.18 and $0.31.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the options was calculated using the Black-Scholes model and the following assumptions:

	September 30, 2016	March 31, 2016
Volatility (based on the Company's historical volatility)	119% - 121%	119% - 120%
Exercise price	$0.17 - 0.42	$0.23 - 0.42
Estimated term (in years)	10	10
Risk free interest rate (based on 1-year treasury rate)	1.5% - 2.2%	2.1% - 2.2%
Forfeiture rate	0.0%	2.7%
Fair value of options granted	$317,634	$129,913
Non-cash compensation through issuance of stock options	$174,169	$333,363

 NOTE 15. CONCENTRATIONS AND CREDIT RISK

Revenues

Five customers accounted for substantially all the Company’s revenues for the six months ended September 30, 2016. Included in these are three customers that accounted for approximately 46%, 31% and 16% of revenues each, respectively. The same three customers accounted for approximately 45%, 26% and 17% of revenues for the three months ended September 30, 2016.

Five customers accounted for substantially all the Company’s revenues for the six months ended September 30, 2015. Included in these are three customers that accounted for approximately 45%, 37% and 12% of revenues each, respectively. The same three customers accounted for approximately 49%, 31% and 11% of revenues for the three months ended September 30, 2015.

Accounts Receivable

 Five customers accounted for all the Company’s accounts receivable as of September 30, 2016. Included in these customers are three customers that accounted for approximately 50%, 27%, and 18% of revenues each, respectively.

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2016. Included in these customers are three customers that accounted for approximately 54%, 30% and 8% of revenues each, respectively.

Purchasing

Five suppliers accounted for more than 80% of the Company’s purchases of raw materials for the six months ended September 30, 2016. Included in these five suppliers are two suppliers that accounted for approximately 52% and 12% of purchases each, respectively.

Five suppliers accounted for more than 80% of the Company’s purchases of raw material for the six months ended September 30, 2015. Included in these five suppliers are two suppliers that accounted for approximately 44% and 17% of raw material purchases for the period, respectively.

NOTE 16. SEGMENT RESULTS

FASB ASC 280-10-50 requires use of the “management approach” model for segment reporting. The management approach is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following represents selected information for the Company’s reportable segments for the three and six months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
		(As Restated)		(As Restated)
Revenue by Segment
ANDA	$2,435,698	$2,696,507	$5,456,844	$4,776,279
NDA	250,000	250,000	500,000	333,333
	$2,685,698	$2,946,507	$5,956,844	$5,109,612

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
		(As Restated)		(As Restated)
Operating Income (Loss) by Segment
ANDA	$90,613	$1,214,490	$263,534	$2,068,963
NDA	(280,222)	(4,067,890)	(888,899)	(6,420,442)
	$(189,609)	$(2,853,400)	$(625,365)	$(4,351,479)

 The table below reconciles the Company’s operating income (loss) by segment to income from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
		(As Restated)		(As Restated)
Operating income (loss) by segment	$(189,609)	$(2,853,400)	$(625,365)	$(4,351,479)
Corporate unallocated costs	(541,307)	(376,776)	(1,003,432)	(746,851)
Interest income	3,147	-	6,256	-
Interest expense and amortization of debt issuance costs	(57,377)	(63,824)	(126,320)	(139,257)
Depreciation and amortization expense	(20,984)	(164,340)	(43,376)	(325,800)
Significant non-cash items	(452,699)	(372,823)	(772,490)	(749,718)
Change in fair value of derivative instruments	5,496,927	2,149,787	7,896,849	9,364,047
Income from operations before income taxes	$4,238,098	$(1,681,376)	$5,332,122	$3,050,942

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

On June 4, 2015, the Company entered into the 2015 Epic License Agreement (please see Note 17 above). The 2015 Epic License Agreement includes milestone payments totaling $10 million upon the filing with and approval of a New Drug Application (“NDA”) with the FDA. The Company has determined these milestones to be substantive, with such assessment being made at the inception of the 2015 Epic License Agreement, and based on the following:

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 19. MANUFACTURING, LICENSE AND DEVELOPMENT AGREEMENTS

The Company has entered into the following active agreements:

•	License agreement with Precision Dose, dated September 10, 2010 (the “Precision Dose License Agreement”)

•	Manufacturing and Supply Agreement with Ascend Laboratories Inc., dated June 23, 2011 and as amended on September 24, 2012 and January 19, 2015 (the “Ascend Manufacturing Agreement”) and

•	Development agreement with Akorn Pharmaceuticals, dated January 10, 2011 (the “Akorn Agreement”).
•	Master Development and License Agreement with SunGen Pharma LLC dated August 24, 2016 (the “SunGen Agreement”)

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

The license fees provided for in the Precision Dose Agreement are calculated as a percentage of net sales dollars realized from commercial sales of the related products. Net sales dollars consist of gross invoiced sales less those costs and deductions directly attributable to each invoiced sale, including, without limitation, cost of goods sold, cash discounts, Medicaid rebates, state program rebates, price adjustments, returns, short date adjustments, charge backs, promotions and marketing costs. The rate applied to the net sales dollars to determine license fees due to the Company is equal to an amount negotiated and agreed to by the parties to the Precision Dose License Agreement, with the following significant factors, inputs, assumptions and methods, without limitation, being considered by either or both parties:

•	Assessment of the opportunity for each generic product in the market, including consideration of the following, without limitation: market size, number of competitors, the current and estimated future regulatory, legislative and social environment for each generic product, and the maturity of the market;

•	Assessment of various avenues for monetizing the generic products, including the various combinations of sites of manufacture and marketing options;

•	Capabilities of each party with regards to various factors, including, one or more of the following: manufacturing resources, marketing resources, financial resources, distribution capabilities, ownership structure, personnel, assessment of operational efficiencies and stability, company culture and image;

•	Stage of development of each generic product, all of which did not have FDA approval at the time of the discussions/negotiations and an assessment of the risks, probability and time frame for achieving marketing authorizations from the FDA for the products;

•	Assessment of consideration offered by Precision and other entities with whom discussions were conducted; and

•	Comparison of the above factors among the various entities with whom the Company was engaged in discussions relating to the commercialization of the generic products.

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

The SunGen Agreement executed on August 24, 2016 provides that Elite and SunGen Pharma LLC will engage in the research, development, sales and marketing of four generic pharmaceutical products. Two of the products are classified as CNS stimulants (the “CNS Products”) and two of the products are classified as beta blockers (the “Beta Blocker Products”).

Under the terms of the SunGen Agreement, Elite and SunGen will share in the responsibilities and costs in the development of these products and will share in the profits from sales of the Products. Upon approval, the know-how and intellectual property rights to the products will be owned jointly by Elite and SunGen. SunGen shall have the exclusive right to market and sell the Beta Blocker Products using SunGen’s label and Elite shall have the exclusive right to market and sell the CNS Products using Elite’s label. Elite will manufacture and package all four products on a cost-plus basis.

NOTE 20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 9, 2016, the date the accompanying financial statements were issued. The following are material subsequent events:

Common Stock sold pursuant to the Lincoln Park Purchase Agreement

Subsequent to September 30, 2016 and up to November 4, 2016 (the latest practicable date), a total of 2.7 million shares of Common Stock were sold and 20 thousand additional commitment shares were issued, pursuant to the Lincoln Park Purchase Agreement. Proceeds received from such transactions totaled $0.4 million.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2016 (UAUDITED)

COMPARED TO THE

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2015 (UNADUITED AND RESTATED)

 The following discussion of our financial condition and results of operations for the three and six months ended September 30, 2016 and 2015 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2016, as filed on June 15, 2016 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx NDA is complete and the application is not ready for approval in its present form. We are currently evaluating the points raised in the CRL and intend to request an End of Review meeting with the FDA to determine the pathway forward for SequestOx.

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

 As of the date of filing of this Quarterly Report on Form 10-Q, the following products included in the Mikah Purchase Agreement have successfully achieved manufacturing site transfers:

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

The remaining $7.5 million in non-refundable payments due pursuant to the 2015 SequestOx™ License Agreement is due on the FDA’s approval of SequestOx™ for commercial sale in the United States of America (please see the paragraph below for further details). In addition, we will receive a license fee computed as a percentage (50%) of net sales of the products as defined in the 2015 SequestOx™ License Agreement and is entitled to multi-million-dollar minimum annual license fees we will manufacture the product for sale by Epic on a cost plus basis and both parties agree to execute a separate Manufacturing and Supply Agreement. The license fee is payable quarterly for the term of the 2015 SequestOx™ License Agreement. The term of the 2015 SequestOx™ License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Elite can terminate the 2015 SequestOx™ License Agreement on 90 days’ written notice in the event that Epic does not pay us certain minimum annual license fees over the initial five-year term of the 2015 SequestOx™ License Agreement. Either party may terminate this 2015 SequestOx™ License Agreement upon a material breach and failure to cure that breach by the other party within a specified period. Please note that there was a change in management of Epic that occurred in May 2016, concurrent with a change in ownership of Epic. The new management of Epic has advised us of their desire to renegotiate the 2015 SequestOx™ License Agreement. While the 2015 SequestOx™ License Agreement is still in effect, as a prudent business practice, we are currently cooperating with Epic and are engaged in such negotiations with Epic, which are ongoing, as well as pursuing other options relating to the license and/or distribution of Sequest-Ox™. We believe that if agreement is reached with Epic on revised terms and conditions and amendment is made to the 2015 SequestOx™ License Agreement, such amendment may materially differ from the current 2015 SequestOx™ License Agreement.

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

On August 26, 2016, the Methadone Manufacturing and Supply Agreement was amended and extended through December 31, 2017.

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

Master Development and License Agreement with SunGen Pharma LLC

On August 24, 2016, we entered into an agreement with SunGen Pharma LLC (“SunGen”) (the “SunGen Agreement”) to undertake and engage in the research, development, sales and marketing of four generic pharmaceutical products. Two of the products are classified as CNS stimulants (the “CNS Products”) and two of the products are classified as beta blockers (the “Beta Blocker Products”).

Under the terms of the SunGen Agreement, Elite and SunGen will share in the responsibilities and costs in the development of these products and will share in the profits from sales. Upon approval, the know-how and intellectual property rights to the products will be owned jointly by Elite and SunGen. SunGen shall have the exclusive right to market and sell the Beta Blocker Products using SunGen’s label and Elite shall have the exclusive right to market and sell the CNS Products using Elite’s label. Elite will manufacture and package all four products on a cost plus basis.

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

On August 9, 2016, the Company filed an ANDA with the FDA for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen (“Generic Oxy/APAP”). Percocet® is a combination medication, with abuse deterrence, and is used to help relieve moderate to severe pain. Please note that there can be no assurances of this product receiving marketing authorization, or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product.

The Company believes that the abuse deterrent technology can be applied to and incorporated into a wide range of opioids used today for pain management and has, to date, identified 10 additional products for potential development. All of these products are at early stages of development, with research and development activities mainly consisting of in-house process development and laboratory studies. Extensive efficacy and safety studies, similar to those conducted for SequestOx™ and Generic Oxy/APAP, have not yet been conducted for these other products. As a result, costs incurred in relation to the development of these 10 products have not been material.

Research and development costs were $1.3 and $4.2 million for the three months ended September 30, 2016 and 2015, respectively and $2.8 million and $6.6 million for the six months ended September 30, 2016 and 2015, respectively, with such costs relating almost entirely to the development of the abuse deterrent opioid products, SequestOx™ and Generic Oxy/APAP.

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

Dependence on One or a Few Major Customers

Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues, therefore the termination or restructuring of a contract with a customer may result in the loss of material amount or substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have agreements with Epic, Precision Dose and Ascend for the licensing, sales and distribution of products that we manufacture. We are currently renegotiating a licensing contract with Epic, which may result in the termination of an existing contract or an amended licensing contract that is materially different from that already in place. We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products.

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

Three months ended September 30, 2016 compared to September 30, 2015

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended September 30,		Change
	2016	2015	Dollars	Percentage
		(As Restated)

Manufacturing fees	$2,033,074	$2,553,195	$(520,121)	-20%
Licensing fees	652,624	393,312	259,312	66%
Total revenue	2,685,698	2,946,507	(260,809)	-9%
Cost of revenue	1,850,769	1,414,529	436,240	31%
Gross profit	$834,929	$1,531,978	$(697,049)	-45%

Gross profit - percentage	31%	52%

Revenues for the three-month period ended September 30, 2016 decreased by $0.3 million or 9%, to $2.7 million, as compared to $2.9 million for the corresponding period in 2015 due to timing of shipments related to the generic product lines.

Manufacturing fees decreased by $0.5 million, or 20%, due to timing of shipments related to the generic product lines.

Licensing fees increased by $0.3 million, or 66%. This increase is primarily due to the large volumes of licensed generic products shipped in prior periods resulting in increased in-market sales during this period. License fees earned are based on in-market sales and accordingly, there is a natural lag between manufacturing revenues earned by the Company and related license fees being earned from in market sales occurring subsequent to the Company’s shipment of licensed generic products to its marketing partners.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $0.4 million or 31%, to $1.9 million as compared to $1.4 million for the corresponding period in 2015. The increase in costs of revenue is primarily due to increased investments in Company’s facility and resources leading to higher overhead absorption rates.

Our gross profit margin was 31% during the three months ended September 30, 2016 as compared to 52% during the three months ended September 30, 2015. The decrease in gross margin is due to the product mix of generics manufactured during the quarter.

Operating expenses:

	For the Three Months Ended September 30,		Change
	2016	2015	Dollars	Percentage
		(As Restated)

Operating expenses:
Research and development	$1,266,712	$4,172,419	$(2,905,707)	-70%
General and administrative	667,047	881,566	(214,519)	-24%
Non-cash compensation	84,785	80,992	3,793	5%
Depreciation and amortization	20,984	164,340	(143,356)	-87%
Total operating expenses	$2,039,528	$5,299,317	$(3,259,789)	-62%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three-month period ended September 30, 2016 decreased by $3.3 million, or 62%, to $2.0 million, as compared to $5.3 million for the corresponding period in 2015.

Research and development costs for the three months ended September 30, 2016 were $1.3 million, a decrease of $2.9 million or 70% from $4.2 million of such costs for the comparable period of the prior year. The decrease was due to the timing and composition of ongoing development of our abuse deterrent opioid and other products.

General and administrative expenses for the three months ended September 30, 2016 were $0.7 million, a decrease of $0.2 million or 24% from $0.9 million of such costs for the comparable period of the prior year. The decrease was due to the increased utilization of the Company’s manufacturing facilities resulting in lower unallocated overheads.

Non-cash compensation expense for the three months ended September 30, 2016 were $0.085 million, an increase of $0.004 million or 5% from $0.081 million of such costs for the comparable period of the prior year. The increase was due to the timing in amortization of the value of employee stock options issued over the course of the last three years.

Depreciation and amortization expense for the three months ended September 30, 2016 was $0.002 million, a decrease of $0.143 million, or 87% from $0.164 million of such costs for the comparable period of the prior year. The decrease was due to the combination of increased facility utilization and higher depreciation absorption rates currently as a result of facility expansion and improvements over the last year.

As a result of the foregoing, our loss from operations for the three months ended September 30, 2016 was $1.2 million, compared to a loss from operations of $3.8 million for the three months ended September 30, 2015.

Other income (expense):

	For the Three Months Ended September 30,		Change
	2016	2015	Dollars	Percentage
		(As Restated)

Other income (expense):
Interest expense and amortization of debt issuance costs	$(57,377)	$(63,824)	$6,447	-10%
Change in fair value of derivative instruments	5,496,927	2,149,787	3,347,140	156%
Interest income	3,147	-	3,147
Other income (expense), net	$5,442,697	$2,085,963	$3,356,734	161%

Other income for the three months ended September 30, 2016 was net other income of $5.4 million, an increase in net other income of $3.4 million from the net other income of $2.1 million for the comparable period of the prior year. The increase in other income was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended September 30, 2016 totaling other income of $5.5 million, as compared to other income of $2.2 million for the comparable period of the prior year. Please note that derivative income/(expenses) are determined in large part by the number of warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between derivative revenues and increases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net income for the three months ended September 30, 2016 was $4.2 million, compared to a net loss of $1.7 million for the comparable period of the prior year.

Change in value of Series I convertible preferred stock:

Changes in the value in our Series I convertible preferred stock, which is included in the calculation of net income (loss) attributable to common shareholders resulted in net income being increased by $22.9 million for the three months ended September 30, 2016, as compared to an increase in net loss of $5.1 million for the comparable period of the prior year. Accordingly, net income attributable to common shareholders for the three months ended September 30, 2016 was a net income of $27.1 million, compared to a net loss of $6.8 million for the comparable period of the prior year.

Six months ended September 30, 2016 compared to September 30, 2015

Revenue, Cost of revenue and Gross profit:

	For the Six Months Ended September 30,		Change
	2016	2015	Dollars	Percentage
		(As Restated)

Manufacturing fees	$4,584,932	$4,228,968	$355,964	8%
Licensing fees	1,371,912	880,644	491,268	56%
Total revenue	5,956,844	5,109,612	847,232	17%
Cost of revenue	4,029,246	2,611,497	1,417,749	54%
Gross profit	$1,927,598	$2,498,115	$(570,517)	-23%

Gross profit - percentage	32%	49%

Revenues for the six-month period ended September 30, 2016 increased by $0.8 million, or 17%, to $6.0 million as compared to $5.1 million for the corresponding period in 2015 due to continued growth in the Company’s generic product lines.

Manufacturing fees increased by $0.4 million, or 8%, due to continued growth in the Company’s generic product lines.

Licensing fees increased by $0.5 million, or 56%. This increase is primarily due to the inclusion of six months of license fees earned from the SequestOx license agreement where the corresponding prior period included only four months of such revenues. In addition, license fees relating to the sale of the Company’s generic product lines have increased, consistent with the increase in manufacturing revenues.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $1.4 million or 54%, to $4.0 million as compared to $2.6 million for the corresponding period in 2015. The increase in costs of revenue is primarily due to increased investments in Company’s facility leading to higher overhead absorption rates.

Our gross profit margin was 32% during the six months ended September 30, 2016 as compared to 49% during the six months ended September 30, 2015. The decrease in gross margin is due to the product mix of generics manufactured during the quarter.

Operating expenses:

	For the Six Months Ended September 30,		Change
	2016	2015	Dollars	Percentage
		(As Restated)

Operating expenses:
Research and development	$2,786,154	$6,614,063	$(3,827,909)	-58%
General and administrative	1,368,562	1,560,630	(192,068)	-12%
Non-cash compensation	174,169	171,470	2,699	2%
Depreciation and amortization	43,376	325,800	(282,424)	-87%
Total operating expenses	$4,372,261	$8,671,963	$(4,299,702)	-50%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the six-month period ended September 30, 2016 decreased by $4.3 million, or 50%, to $4.4 million, as compared to $8.7 million for the corresponding period in 2015.

Research and development costs for the six months ended September 30, 2016 were $2.8 million, a decrease of $3.8 million or 58% from $6.6 million of such costs for the comparable period of the prior year. The decrease was due to the timing and composition of ongoing development of Elite’s abuse deterrent opioid and other products.

General and administrative expenses for the six months ended September 30, 2016 were $1.4 million, a decrease of $0.2 million or 12% from $1.6 million of such costs for the comparable period of the prior year. The decrease was due to the increased utilization of the Company’s manufacturing facilities resulting in lower unallocated overheads.

Non-cash compensation expense for the six months ended September 30, 2016 were $0.2 million, an increase of $0.003 million or 2% from $0.2 million of such costs for the comparable period of the prior year. The increase was due to the timing in amortization of the value of employee stock options issued over the course of the last three years.

Depreciation and amortization expense for the six months ended September 30, 2016 was $0.04 million, a decrease of $0.28 million, or 87% from $0.33 million of such costs for the comparable period of the prior year. The decrease was due to the combination of increased facility utilization and higher depreciation absorption rates currently because of facility expansion and improvements over the last year.

Because of the foregoing, our loss from operations for the six months ended September 30, 2016 was $2.4 million, compared to a loss from operations of $6.2 million for the six months ended September 30, 2015.

Other income (expense):

	For the Six Months Ended September 30,		Change
	2016	2015	Dollars	Percentage
		(As Restated)

Other Income (expense):
Interest expense and amortization of debt issuance costs	$(126,320)	$(139,257)	$12,937	-9%
Change in fair value of derivative instruments	7,896,849	9,364,047	(1,467,198)	-16%
Interest income	6,256	-	6,256
Other income (expense), net	$7,776,785	$9,224,790	$(1,448,005)	-16%

Other income for the six months ended September 30, 2016 was net other income of $7.8 million, a decrease in net other income of $1.4 million from the net other income of $9.2 million for the comparable period of the prior year. The decrease in other income was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended September 30, 2016 totaling other income of $7.9 million, as compared to other income of $9.4 million for the comparable period of the prior year. Please note that derivative income/(expenses) are determined in large part by the number of warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between derivative revenues and increases in the closing price of the Company’s Common Stock.

Because of the foregoing, our net income for the six months ended September 30, 2016 was $5.3 million, compared to net income of $3.1 million for the comparable period of the prior year.

Change in value of Series I convertible preferred stock:

Changes in the value in our Series I convertible preferred stock, which is included in the calculation of net income (loss) attributable to common shareholders resulted in net income being increased by $20.7 million for the six months ended September 30, 2016, as compared to an increase in net income of $1.4 million for the comparable period of the prior year. Accordingly, net income attributable to common shareholders for the six months September 30, 2016 was a net income of $26.0 million, compared to net income of $4.4 million for the comparable period of the prior year.

Liquidity and Capital Resources

Capital Resources

	September 30, 2016	March 31, 2016	Change

Current assets	$19,662,584	$16,713,956	$2,948,628
Current liabilities	5,135,012	4,640,189	494,823
Working capital	14,527,572	12,073,767	2,453,805

As of September 30, 2016, the Company had cash on hand of $12.6 million and a working capital surplus of $14.5 million. We believe that such resources, combined with the Company’s access to the remaining $16.0 million available pursuant to the $40 million equity line with Lincoln Park is sufficient to fund operations through the current operating cycle. For the six months ended September 30, 2016, we had losses from operations totaling $2.4 million, and net other income totaling $7.8 million, resulting in a net income of $5.3 million.

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

Summary of Cash Flows:

	For the Six Months Ended September 30,
	2016	2015
		(As Restated)

Net cash used in operating activities	$(3,081,435)	$(1,588,019)
Net cash used in investing activities	$(519,392)	$(1,423,526)
Net cash provided by financing activities	$4,668,331	$4,578,453

Net cash used in operating activities for the six months ended September 30, 2016 was $3.1 million, which included net income of $5.3 million, change in fair value of derivative financial instruments – warrants of $7.9 million (non-cash) and changes in operating assets and liabilities of $2.3 million. These instances of decreases in cash are offset by change in non-cash compensation accrued of $1.2 million, and non-cash compensation from the issuance of common stock and options of $0.2 million.

Net cash used in investing activities for the six months ended September 30, 2016 was $0.5 million. This consisted primarily of the purchase of property and equipment of $0.5 million.

Net cash provided by financing activities was $4.7 million for the six months ended September 30, 2016. This consisted of proceeds from the issuance of common stock of $4.5 million, proceeds from the exercise of cash warrants and stock options of $1.3 million; offset by repayments of bonds principal of $0.2 million, payments of other loans of $0.2 million and repayments from related party line of credit $0.7 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

We maintain all our cash, cash equivalents and restricted cash in three financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions. However, no assurances can be given that the third-party institutions will retain acceptable credit ratings or investment practices.

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

•	We have hired a third-party to assist us (1) in identifying remediations to material weaknesses in internal controls, (2) with the planning and implementation of such remediations and (3) to support the testing and documentation of our complete internal control environment, including those remediating actions taken/implemented to address the material weakness in internal controls.

Other than discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Based on reviews conducted by management, our Independent Auditors and specific guidance from subject matter experts engaged by us, we have concluded that material weaknesses in our internal controls over financial reporting existed that contributed to the errors in accounting that necessitated the restatement of previously issued financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that we did not maintain effective internal controls over financial reporting as of the fiscal year ended March 31, 2016 due to the existence of the following material weaknesses identified by management: We did not maintain adequate segregation of duties in our accounting and financial reporting process. We have not appropriately restricted access to our accounting applications to appropriate users and we do not have processes in place that ensure that appropriate segregation of duties is maintained. Certain personnel have access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without independent monitoring. This allows for the creation, review and processing of certain financial data without independent review and authorization. There are also certain financial personnel that have incompatible duties, including in the areas of cash disbursements, payroll, and journal entry reviews. We have not yet completed the process of assigning different people the responsibilities of authorizing transactions, recording transactions, and maintaining custody of assets to sufficiently reduce the opportunities to allow any person to be in a position to both perpetrate and conceal errors or fraud in the normal course of the person’s duties. Particularly in the areas of purchases, cash disbursements, journal entry review and payroll, certain individuals have incompatible duties that limit our ability to identify and detect errors or fraud that may occur.

We have identified certain remediation actions and are in the process of implementing them. During Fiscal 2016, we created and staffed a new accounting position, with such position contributing improved segregation of duties in the areas of purchasing, accounts payable processing, and timesheet management. In addition, improved segregation of duties has been achieved in the areas of cash disbursements, banking management, inventory control and manufacturing accounting, through increased delegation of duties to a staff accounting position that was created and staffed in Fiscal 2015. We intend to focus more resources on internal control procedures during Fiscal 2017. We have engaged a third-party consultant to assist with the enhancement of our control documentation as well as with developing a more robust control environment that once implemented would help remediate the material weaknesses described above. As part of this process, we plan to develop a Segregation of Duties Matrix and update and enhance business processes, documentation and job roles to fully implement this matrix. We will also be evaluating an enhancement in the financial and enterprise resource planning systems for some point in the future but will also focus on effective compensating controls until the financial/ERP software can be upgraded or replaced.

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

We received a Warning Letter from the U.S. Food and Drug Administration (“FDA”) regarding Postmarketing Adverse Drug Experience reporting. The Warning Letter does not restrict the production or shipment of any of the Company’s products, or the sale or marketing of the Company’s products, however, unless and until the Company is able to correct the outstanding issues identified, to the FDA’s satisfaction, the FDA may withhold approval of pending drug applications or take other actions that would have a material adverse impact on the Company.

On August 26, 2016, Elite received a Warning Letter from the FDA regarding Postmarketing Adverse Drug Experience (PADE) reporting. The Warning Letter relates to certain observations that the FDA believes were inadequately addressed by the Company’s response to a Form 483 issued by the FDA from a recent inspection at its facility. The Warning Letter cites that Elite’s Standard Operating Procedures (SOPs) do not adequately address how to monitor and receive adverse drug experiences (ADEs). While Elite has a contract with an external service provider for follow-up to ADEs, Elite remains responsible for ensuring the ADEs are appropriately investigated and that follow-up information is submitted in a timely manner to the FDA. The FDA believes that Elite does not have adequate SOPS for ADEs, and failed to investigate, evaluate, and timely report ADEs.

Elite takes the matters identified in the Warning Letter seriously and is currently addressing the deficiencies cited in the letter. The Company intends to work closely with the FDA to resolve any outstanding issues. The Warning Letter does not restrict the production or shipment of any of the Elite’s products, or the sale or marketing of the Company’s products, however unless and until the Company is able to correct outstanding issues to the FDA’s satisfaction, the FDA may withhold approval of pending drug applications or take other actions that would have a material adverse impact on the Company. Please note that there can be no assurances that the Company will correct outstanding issues to the FDA’s satisfaction, nor can there be any assurances of the FDA granting approval of pending drug applications in the event of the Company’s successful resolution, to the satisfaction of the FDA of the issues identified in the Warning Letter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended September 30, 2016, we issued 20,421,786 shares of common stock that were unregistered, consisting of 20,378,848 shares being issued pursuant to the exercise of cash warrants, with proceeds received totaling $1,273,678 and 42,938 shares being issued in payment of salaries as per related employment agreements, with such salaries paid totaling $13,751. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock. The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

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

10.44

August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.**

10.45	August 26, 2016 Amendment to Manufacturing and Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011.**

10.46

July 20, 2015 Third Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011. Confidential portion of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.**

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

ELITE PHARMACEUTICALS, INC.

November 9, 2016	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 9, 2016	By:	/s/ Carter J. Ward
Carter J. Ward Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

