Form 10-K/A
period 2011-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2016-11-17
CIK 1053369

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

Title of Class	Aggregate Market Value	As of Close of Business on
Common Stock - $0.001 par value	$ 5,559,405	September 30, 2010

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date

Title of Class	Shares Outstanding	As of Close of Business on
Common Stock - $0.001 par value	243,363,531	June 24, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 that was filed with the Securities and Exchange Commission, or SEC, on June 29, 2011 (the "Original Filing"). We are filing this Amendment No. 1 solely for the purpose of attaching as Exhibit 10.71 an unredacted copy of the June 23, 2011 Manufacturing & Supply Agreement between Elite Pharmaceuticals, Inc. (the “Company”) and ThePharmaNetwork, LLC.

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

(2) The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

10.71	June 23, 2011 Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer

Dated: November 16, 2016

By:	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer

Dated: November 16, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nasrat Hakim	Chief Executive Officer, President and Chairman of the Board	November 16, 2016

/s/ Carter J. Ward	Chief Financial Officer, Treasurer, Secretary	November 16, 2016

/s/ Barry Dash	Director	November 16, 2016

/s/ Jeffrey Whitnell	Director	November 16, 2016

/s/ Eugene Pfeifer	Director	November 16, 2016

/s/ Davis Caskey	Director	November 16, 2016

3