Form 10-Q/A
period 2012-09-30
ELITE PHARMACEUTICALS INC /NV/
filed 2016-11-17
CIK 1053369

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 that was filed with the Securities and Exchange Commission, or SEC, on November 14, 2012 (the "Original Filing"). We are filing this Amendment No. 1 solely for the purpose of attaching as Exhibit 10.6 an unredacted copy of the September 21, 2012 Letter Agreement between Elite Pharmaceuticals, Inc. (the “Company”) and ThePharmaNetwork, LLC.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.1 and 31.2. Because no financial statements of Elite Pharmaceuticals, Inc. are contained in this Amendment No. 1, we are not including certifications pursuant to 18 U.S.C. 1350.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX

PART II – OTHER INFORMATION

Item 6.	Exhibits	1

SIGNATURES		2

PART II.	OTHER INFORMATION

Item 6.	Exhibits

The exhibits listed in the index below are filed as part of this report.

Exhibit Number	Description

10.6	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

November 16, 2016	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 16, 2016	By:	/s/ Carter J. Ward
Carter J. Ward Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

2