Form 10-Q
period 2016-12-31
ELITE PHARMACEUTICALS INC /NV/
filed 2017-02-09
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 917,898,440 shares of common stock were issued and outstanding as of February 1, 2017.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	March 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$13,283,362	$11,512,179
Accounts receivable	544,677	1,530,296
Inventory	6,028,814	3,293,729
Prepaid expenses and other current assets	764,535	377,752
Total current assets	20,621,388	16,713,956

Property and equipment, net of accumulated depreciation of $7,231,333 and $6,726,401, respectively	8,719,385	8,110,721

Intangible assets, net of accumulated amortization of $-0-	6,419,091	6,411,799

Other assets:
Restricted cash - debt service for NJEDA bonds	388,959	388,959
Security deposits	50,846	48,714
Total other assets	439,805	437,673

Total assets	$36,199,669	$31,674,149

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,355,371	$1,804,429
Accrued expenses	1,802,475	555,352
Deferred revenue, current portion	1,013,333	1,013,333
Bonds payable, current portion (net of bond issuance costs)	70,822	205,822
Line of credit, related party	-	718,309
Loans payable, current portion	439,265	342,944
Total current liabilities	4,681,266	4,640,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	March 31, 2016
	(Unaudited)	(Audited)
Long-term liabilities:
Deferred revenue, net of current portion	2,518,890	3,278,887
Bonds payable, net of current portion and bond issuance costs	1,580,411	1,654,777
Loans payable, net current portion	443,151	520,829
Derivative financial instruments - warrants	900,247	10,368,567
Other long term liabilities	29,175	47,422
Total long-term liabilities	5,471,874	15,870,482

Total liabilities	10,153,140	20,510,671

Mezzanine Equity

Series I convertible preferred stock; par value $0.01; 395.758 shares authorized, -0- issued and outstanding as of December 31, 2016; 495.758 shares authorized, 100 shares issued and outstanding as of March 31, 2016	-	44,285,715

Shareholders' equity (deficit):
Common stock; par value $0.001; 995,000,000 shares authorized; 911,245,171 shares issued and 911,145,171 outstanding as of December 31, 2016; 711,544,352 shares issued and 711,444,352 outstanding as of March 31, 2016	911,247	711,546
Additional paid-in capital	161,105,495	109,137,805
Treasury stock; 100,000 shares as of December 31, 2016 and March 31, 2016; at cost	(306,841)	(306,841)
Accumulated deficit	(135,663,372)	(142,664,747)
Total shareholders' equity (deficit)	26,046,529	(33,122,237)
Total liabilities, mezzanine equity and shareholders' equity (deficit)	$36,199,669	$31,674,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Manufacturing fees	$1,885,765	$1,622,052	$6,470,697	$5,851,020
Licensing fees	444,884	571,824	1,816,796	1,452,468
Total revenue	2,330,649	2,193,876	8,287,493	7,303,488
Cost of revenue	1,726,751	835,675	5,755,997	3,447,172
Gross profit	603,898	1,358,201	2,531,496	3,856,316

Operating expenses:
Research and development	1,526,183	3,174,311	4,312,337	10,012,623
General and administrative	694,321	654,839	2,060,380	1,991,219
Non-cash compensation through issuance of stock options	84,785	75,025	258,954	246,495
Depreciation and amortization	21,032	166,825	64,408	492,625
Total operating expenses	2,326,321	4,071,000	6,696,079	12,742,962

Loss from operations	(1,722,423)	(2,712,799)	(4,164,583)	(8,886,646)

Other income (expense):
Interest expense and amortization of debt issuance costs	(55,563)	(68,119)	(181,883)	(207,376)
Change in fair value of derivative instruments	1,571,471	(9,452,046)	9,468,320	(87,999)
Interest income	3,151	-	9,407	-
Other income (expense), net	1,519,059	(9,520,165)	9,295,844	(295,375)

(Loss) income from operations before the benefit from sale of state net operating loss credits	(203,364)	(12,232,964)	5,131,261	(9,182,021)

Benefit from sale of state net operating loss credits	1,870,114	-	1,870,114	-

Net income (loss)	1,666,750	(12,232,964)	7,001,375	(9,182,021)

Change in carrying value of convertible preferred share mezzanine equity	-	(24,785,740)	20,714,286	(23,428,573)

Net income (loss) attributable to common shareholders'	$1,666,750	$(37,018,704)	$27,715,661	$(32,610,594)

Basic income (loss) per share attributable to common shareholders'	$0.00	$(0.05)	$0.03	$(0.05)

Diluted income (loss) per share attributable to common shareholders'	$0.00	$(0.05)	$(0.00)	$(0.05)

Basic weighted average common shares outstanding	904,763,117	684,773,829	811,794,206	665,720,299

Diluted weighted average common shares outstanding	910,505,291	684,773,829	817,536,320	665,720,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance at March 31, 2016	711,544,352	$711,546	$109,137,805	100,000	$(306,841)	$(142,664,747)	$(33,122,237)

Net income						7,001,375	7,001,375

Change in value of convertible preferred mezzanine equity			20,714,286				20,714,286

Issuance of common shares pursuant to the exercise of cash warrants	29,562,876	29,563	1,818,117				1,847,680

Issuance of common shares pursuant to the exercise of cash options	100,000	100	8,700				8,800

Common shares issued in payment of employee salaries	42,938	43	13,707				13,750

Common shares issued as commitment shares pursuant to the Lincoln Park purchase agreement	278,215	278	69,147				69,425

Costs associated with raising capital			(87,096)				(87,096)

Common shares sold pursuant to the Lincoln Park purchase agreement	26,859,647	26,860	5,743,303				5,770,163

Non-cash compensation through the issuance of employee stock options			258,954				258,954

Conversion of Series I convertible preferred stock into common shares	142,857,143	142,857	23,428,572				23,571,429

Balance at December 31, 2016	911,245,171	$911,247	$161,105,495	100,000	$(306,841)	$(135,663,372)	$26,046,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,001,375	$(9,182,021)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	504,932	492,625
Change in fair value of derivative financial instruments - warrants	(9,468,320)	87,999
Non-cash compensation accrued	1,232,950	586,167
Non-cash compensation from the issuance of common stock and options	272,705	246,494
Milestone shares issued pursuant to Epic Strategies Alliance Agreement	-	840,000
Non-cash rent expense	(19,528)	(16,488)
Non-cash lease accretion	1,278	1,206
Bad debt recovery	-	(117,095)
Change in operating assets and liabilities:
Accounts receivable	985,619	816,579
Inventory	(2,735,085)	(149,611)
Prepaid expenses and other current assets	(388,915)	148,712
Accounts payable, accrued expenses and other current liabilities	(434,885)	(1,533,080)
Deferred revenue and customer deposits	(759,997)	4,406,666
Net cash used in operating activities	(3,807,871)	(3,371,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(804,762)	(1,351,847)
Intellectual property costs	(7,292)	(26,158)
Net cash used in investing activities	(812,054)	(1,378,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock	5,770,163	3,289,198
Proceeds from cash warrant and options exercises	1,856,480	2,455,753
Proceeds and repayments of line of credit, related party - net	(718,309)	135,238
Payment of bonds principal	(209,366)	(210,000)
Other loan payments	(290,189)	(281,237)
Costs associated with raising capital	(17,671)	-
Net cash provided by financing activities	6,391,108	5,388,952

Net change in cash	1,771,183	639,100

Cash, beginning of period	11,512,179	7,464,180

Cash, end of period	$13,283,362	$8,103,280

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$142,351	$127,912
Financing of equipment purchases and insurance renewal	$308,834	$384,699
Commitment shares issued to Lincoln Park Capital	$69,425	$37,067
Change in carrying value of convertible preferred mezzanine equity	$20,714,286	$(23,428,573)
Conversion of Series I convertible preferred stock into common shares	$23,571,429	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Elite Pharmaceuticals, Inc. (the “Company” or “Elite”) was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary Elite Laboratories, Inc. (“Elite Labs”) which was incorporated on August 23, 1990 under the laws of the State of Delaware. On January 5, 2012, Elite Pharmaceuticals was reincorporated under the laws of the State of Nevada. Elite Labs engages primarily in researching, developing and licensing proprietary orally administered, controlled-release drug delivery systems and products with abuse deterrent capabilities and the manufacture of generic, oral dose pharmaceuticals. The Company is equipped to manufacture controlled-release products on a contract basis for third parties and itself, if and when the products are approved. These products include drugs that cover therapeutic areas for pain, allergy, bariatric and infection. Research and development activities are done so with an objective of developing products that will secure marketing approvals from the United States Food and Drug Administration (“FDA”), and thereafter, commercially exploiting such products.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the entire year.

Restatement of Previously Issued Consolidated Financial Statements

As disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016, the Company has restated the consolidated financial statements as of and for the years ended March 31, 2015 and 2014 and unaudited quarterly financial information for the first two quarters in the year ended March 31, 2016 and the first three quarters in the year ended March 31, 2015, to correct prior periods primarily related to (i) an error in accounting treatment for license agreement with Epic, in which the Company determined that revenue relating to a $5,000,000 non-refundable payment, which was originally recognized in full during the quarterly period ended June 30, 2015, should have been recognized, on a straight line basis, over the exclusivity period, coinciding with the five year term of the Epic Collaborative Agreement, as this payment is attributed to the exclusive license and other rights granted to Epic in the Epic Collaborative Agreement; and (ii) a determination that the Series I convertible preferred stock, which had originally been classified as a derivative liability prior to the quarter ended December 31, 2015, should have been recorded as mezzanine equity at the maximum redemption amount each reporting period with changes recorded in additional paid in capital.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2016 included in the Company’s Fiscal 2016 Annual Report on Form 10-K, filed with the SEC on June 15, 2016. In addition, the Company’s future Quarterly Reports on Form 10-Q for subsequent quarterly periods during the current fiscal year will reflect the impact of the restatement in the comparative prior quarter and year-to-date periods.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Restricted Cash

As of December 31, 2016 and March 31, 2016, the Company had $388,959 of restricted cash, related to debt serve reserve in regards to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 6).

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

As of December 31, 2016, the Company did not identify any indicators of impairment.

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

In accordance with the Company’s Director compensation policy and certain employment contracts, director’s fees and a portion of employee’s salaries are to be paid via the issuance of shares of the Company’s common stock, in lieu of cash, with the valuation of such share being calculated on a quarterly basis and equal to the average closing price of the Company’s common stock.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Numerator
Net income (loss) attributable to common shareholders - basic	$1,666,750	$(37,018,704)	$27,715,661	$(32,610,594)
Effect of dilutive instrument on net income (loss)	(1,571,471)	34,237,786	(30,182,606)	23,516,572
Net income (loss) attributable to common shareholders - diluted	$95,279	$(2,780,918)	$(2,466,945)	$(9,094,022)

Denominator
Weighted average shares of common stock outstanding - basic	904,763,177	684,773,829	811,794,206	665,720,299

Dilutive effect of stock options, warrants and convertible securities	5,742,114	151,761,342	5,742,114	151,761,342

Weighted average shares of common stock outstanding - diluted	910,505,291	836,535,171	817,536,320	817,481,641

Net income (loss) per share
Basic	$0.00	$(0.05)	$0.03	$(0.05)
Diluted	$0.00	$(0.05)	$(0.00)	$(0.05)

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis as of December 31, 2016 and March 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Liabilities
Derivative financial instruments - warrants	$900,247	$-	$-	$900,247

March 31, 2016
Liabilities
Derivative financial instruments - warrants	$10,368,567	$-	$-	$10,368,567

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period. Topic 606 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the effects of ASU 2014-09 and related ASUs noted below on its unaudited condensed financial statements.

From March through December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606):Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These amendments are intended to improve and clarify the implementation guidance of Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 and ASU No. 2015-14.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is currently evaluating the effects of ASU 2016-02 on its unaudited condensed financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230)   Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company is currently evaluating the effects of ASU 2016-15 on its unaudited condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2016-18 on its unaudited condensed consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

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

The following table is a summary of the effect of the reclassification on the consolidated balance sheet as of March 31, 2016:

	March 31, 2016
	As previously filed	Adjustments	As Reclassified
Other assets:
EDA bond offering costs	$204,401	$(204,401)	$-

Current liabilities:
Current portion of EDA bonds payable	$220,000	$(14,178)	$205,822

Long term liabilities:
EDA bonds payable- non-current	$1,845,000	$(190,223)	$1,654,777

NOTE 3. INVENTORY

Inventory as of December 31, 2016 and March 31, 2016 consisted of the following:

	December 31, 2016	March 31, 2016
Finished goods	$304,672	$225,698
Work-in-progress	132,529	222,784
Raw materials	5,591,613	2,845,247
	$6,028,814	$3,293,729

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2016 and March 31, 2016 consisted of the following:

	December 31, 2016	March 31, 2016
Land, building and improvements	$6,841,191	$6,230,543
Laboratory, manufacturing and warehouse equipment	8,733,843	8,255,286
Office equipment and software	259,025	234,634
Furniture and fixtures	49,804	49,804
Transportation equipment	66,855	66,855
	15,950,718	14,837,122
Less: Accumulated depreciation	(7,231,333)	(6,726,401)
	$8,719,385	$8,110,721

Depreciation expense was $166,602 and $173,914 for the three months and $504,932 and $492,625 for the nine months ended December 31, 2016 and 2015, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of December 31, 2016 and March 31, 2016:

	December 31, 2016
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
Patent application costs	*	$364,482	$7,292	$-	$371,774
ANDA acquisition costs	Indefinite	6,047,317	-	-	6,047,317
		$6,411,799	$7,292	$-	$6,419,091

	March 31, 2016
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
Patent application costs	*	$334,457	$30,025	$-	$364,482
ANDA acquisition costs	Indefinite	6,047,317	-	-	6,047,317
		$6,381,774	$30,025	$-	$6,411,799

* Patent application costs were incurred in relation to the Company’s abuse deterrent opioid technology. Amortization of the patent costs will begin upon the issuance of marketing authorization by the FDA. Amortization will then be calculated on a straight-line basis through the expiry of the related patent(s).

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

The following tables summarizes the Company’s bonds payable liability as of December 31, 2016 and March 31, 2016, respectively.

	December 31, 2016	March 31, 2016
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,845,000	$2,065,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(85,000)	(220,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,760,000	$1,845,000

Bond offering costs	$354,453	$354,453
Less: Accumulated amortization	(160,686)	(150,052)
Bond offering costs, net	$193,767	$204,401

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$85,000	$220,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$70,822	$205,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$1,760,000	$1,845,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(179,589)	(190,223)
Long term portion of bonds payable, net of bond offering costs	$1,580,411	$1,654,777

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amortization expense was $3,544 for the three months and $10,633 for the nine months ended December 31, 2016 and 2015, respectively.

NOTE 7. LOANS PAYABLE

Loans Payable as of December 31, 2016 and March 31, 2016 consisted of the following:

	December 31, 2016	March 31, 2016
Equipment and insurance financing loans payable, between 6% and 13% interest and maturing between May 2017 and January 2022	$882,416	$863,773
Less: Current portion of loans payable	(439,265)	(342,944)
Long-term portion of loans payable	$443,151	$520,829

The interest expense associated with the loans payable was $21,603 and $26,081 for the three months and $64,932 and $68,986 for the nine months ended December 31, 2016 and 2015, respectively.

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

As of March 31, 2016, the principal balance owed under the Hakim Credit Line was $718,309, with an additional $70,784 in accrued interest being also owed, in accordance with the terms and conditions of the Hakim Credit Line. This principal balance was paid in full on May 23, 2016. Accrued interest consisting of $70,784 due and owed on March 31, 2016, plus $9,134 in interest due, owed and expensed during the period April 1, 2016 through May 23, 2016 was paid on May 24, 2016. Accordingly, as of December 31, 2016, there are no amounts due and owing under the Hakim Loan Agreement or the Hakim Line of Credit and both have expired.

NOTE 9. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $3,532,223 as of December 31, 2016, were comprised of a current component of $1,013,333 and a long-term component of $2,518,890. Deferred revenues in the aggregate amount of $4,292,220 as of March 31, 2016, were comprised of a current component of $1,013,333 and a long-term component of $3,278,887. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Rent expense is recorded on the straight-line basis. Rents paid in excess is recognized as deferred rent. Rent expense under the 135 Ludlow Ave. modified lease for the three-month ended December 31, 2016 and 2015 was $45,213 and $45,214, respectively and $135,639 and $90,427 for the nine months ended December 31, 2016 and 2015 respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations. Deferred rent as of December 31, 2016 and March 31, 2016 was zero and $19,528, respectively and recorded as a component of other long-term liabilities.

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of December 31, 2016 and March 31, 2016, the Company had a liability of $29,177 and $27,895, respectively and recorded as a component of other long-term liabilities.

NOTE 11. MEZZANINE EQUITY - SERIES I CONVERTIBLE PREFERRED STOCK

On February 6, 2014, the Company created the Series I Convertible Preferred Stock (“Series I Preferred”). A total of 495.758 shares of Series I Preferred were authorized, 100 shares are issued and outstanding, with a stated value of $100,000 per share and a par value of $0.01 as of March 31, 2016. On August 16, 2016, the 100 shares issued and outstanding were converted into 142,857,143 shares of common stock at the stated conversion price of $0.07 (See Note 13). In conjunction with the Certificate of Designations (“COD”), the shares converted were retired, canceled and returned to the status of authorized by unissued preferred stock, leaving a total of 395.758 shares of Series I Preferred authorized and no shares of Series I Preferred outstanding at December 31, 2016.

The COD for the Series I Preferred contained the following features:

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Authorized, issued and outstanding shares, along with carrying value and change in value as of the periods presented are as follows:

	December 31, 2016	March 31, 2016
Shares authorized	395.758	495.758
Shares outstanding	-	100
Par value	$0.01	$0.01
Stated value per share	$100,000	$100,000
Conversion price	$0.07	$0.07
Common shares to be issued upon redemption	-	142,857,143
Closing price on valuation date	N/A	$0.31

Carrying value of Series I convertible preferred stock	$-	$44,285,715

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Change in carrying value of convertible preferred share mezzanine equity	$-	$(24,785,740)	$20,714,286	$(23,428,573)

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

A summary of warrant activity is as follows:

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	December 31, 2016		March 31, 2016
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of year	41,586,066	$0.0625	89,870,034	$0.0625

Warrants exercised, forfeited and/or expired, net	(32,206,847)		(48,283,968)

Balance at end of year	9,379,219	$0.0625	41,586,066	$0.0625

 The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions:

	December 31, 2016	March 31, 2016
Fair value of the Company's common stock	$0.15	$0.31
Volatility (based on the Company's historical volatility)	75% - 76%	52% - 81%
Exercise price	$0.0625	$ 0.0625 - 0.25
Estimated life (in years)	1.2 - 1.3	0.2 - 2.1
Risk free interest rate (based on 1-year treasury rate)	0.81%	0.18% - 0.73%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the nine months ended December 31, 2016 were as follows:

Balance as of March 31, 2016	$10,368,567
Change in fair value of derivative financial instruments - warrants	(9,468,320)
Balance as of December 31, 2016	$900,247

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

Upon execution of the Purchase Agreement, the Company issued 1,928,641 shares of common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of common stock under that agreement and the Company is obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of common stock purchased by Lincoln Park. Through December 31, 2016, we have sold to Lincoln Park an aggregate of 89.7 million shares under the Purchase Agreement for aggregate gross proceeds of approximately $24.0 million. In addition, we have issued an additional 1.2 million Commitment Shares.

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

Common Stock

During the nine months ended December 31, 2016, the Company issued the following shares of common stock:

Issuance of shares of common stock pursuant to the exercise of warrants and stock options

The Company issued 29,662,876 shares of its common stock totaling $1,856,480 in connection with the exercise of warrants and stock options.

Issuance of shares of common stock in payment of employee salaries

The Company issued 42,938 shares of its common stock totaling $13,750 pursuant to employment contracts with certain employees.

Issuance of shares of common stock to Lincoln Park

The Company issued 278,215 shares of its common stock with a value totaling $69,425 on the date of issuance, in connection with the Purchase Agreement with Lincoln Park as consideration for their commitment to purchase additional shares of the Company’s common stock. In addition, the Company issued 26,859,647 shares of its common stock for proceeds totaling $5,770,163 in connection with the Purchase Agreement with Lincoln Park.

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

During the nine months ended December 31, 2016, the Company did not issue any shares of common stock to its Directors in payment of director’s fees.

During the nine months ended December 31, 2016, the Company accrued director’s fees totaling $58,361, which will be paid via the issuance of 288,172 shares of Common Stock.

As of December 31, 2016, the Company owes its Directors a total of 334,295 shares of Common Stock in payment of director fees totaling $73,361 due and owing. The Company anticipates that these shares of Common Stock will be issued during prior to the end of the current fiscal year.

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

During the nine months ended December 31, 2016, the Company issued 42,938 shares of common stock to certain employees in payment of salaries in the aggregate amount of $13,750, consisting of $6,250 of related employee salaries earned during the nine months ended December 31, 2016 and $7,500 in related employee salaries due and owing as of March 31, 2016, the end of the immediately prior fiscal year. Please note that these shares were issued to employees that resigned from their positions with the Company and represented those shares due and owing as of the date of such resignations.

During the nine months ended December 31, 2016, the Company accrued salaries and fees totaling $631,000 owed to the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees and consultants, which are to be paid via the issuance of a total of 3,073,032 shares of Common Stock, inclusive of shares issued to employees that resigned from the Company during the nine months ended December 31, 2016.

As of December 31, 2016, the Company owes its President and Chief Executive Officer, Chief Financial Officer and certain other employees and consultants, a total of 3,696,875 shares of Common Stock in payment of salaries and fees totaling $833,167 due and owing. The Company anticipates that these shares of common stock will be issued prior to the end of the current fiscal year.

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

		Weighted	Weighted Average
	Shares	Average	Remaining Contractual	Aggregate Intrinsic
	Underlying Options	Exercise Price	Term (in years)	Value
Outstanding at April 1, 2016	7,609,667	$0.48	6.5	$904,409
Granted	870,000	0.23
Forfeited and expired	(1,907,000)	1.29
Exercised	(100,000)	0.09
Outstanding at December 31, 2016	6,472,667	$0.21	6.9	$361,298
Exercisable at December 31, 2016	5,019,335	$0.19	6.4	$211,665

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company common stock as of December 31, 2016 and March 31, 2016 of $0.15 and $0.31.

The fair value of the options was calculated using the Black-Scholes model and the following assumptions:

	December 31, 2016	March 31, 2016
Volatility (based on the Company's historical volatility)	119% - 121%	119% - 120%
Exercise price	$0.17 - 0.42	$0.23 - 0.42
Estimated term (in years)	10	10
Risk free interest rate (based on 1-year treasury rate)	2.4% - 1.8%	2.1% - 2.2%
Forfeiture rate	0.0%	2.7%
Fair value of options granted	$317,634	$129,913
Non-cash compensation through issuance of stock options	$258,954	$333,363

NOTE 15. SALE OF NEW JERSEY STATE NET OPERATING LOSSES

During the three months ended December 31, 2016, Elite Labs, a wholly owned subsidiary of Elite, received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $1,286,842 relating to New Jersey net operating losses and net tax benefits of $745,891 relating to R&D tax credits. The Company sold the net tax benefits approved for sale at a transfer price equal to ninety-two cents for every benefit dollar for total proceeds of $1,870,114.

NOTE 16. CONCENTRATIONS AND CREDIT RISK

Revenues

Three customers accounted for substantially all the Company’s revenues for the three months ended December 31, 2016. These three customers accounted for approximately 41%, 37% and 17% of revenues each, respectively. The same three customers accounted for approximately 46%, 32% and 17% of revenues for the nine months ended December 31, 2016.

Three customers accounted for substantially all the Company’s revenues for the three months ended December 31, 2015. These three customers accounted for approximately 49%, 29% and 15% of revenues each, respectively. The same three customers accounted for approximately 46%, 34% and 12% of revenues for the nine months ended December 31, 2015.

Accounts Receivable

Three customers accounted for all the Company’s accounts receivable as of December 31, 2016. These three customers accounted for approximately 41%, 35%, and 24% of accounts receivable as of December 31, 2016.

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2016. Included in these customers are three customers that accounted for approximately 54%, 30% and 8% of accounts receivable as of March 31, 2016.

Purchasing

Three suppliers accounted for more than 65% of the Company’s purchases of raw materials for the nine months ended December 31, 2016. These three suppliers accounted for approximately 48%, 9% and 8% of purchases each, respectively.

For the nine months ended December 31, 2015, the same three suppliers accounted for more than 69% of the Company’s purchases. These three suppliers accounted for approximately 30%, 28% and 11% of purchases each, respectively.

NOTE 17. SEGMENT RESULTS

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has determined that its reportable segments are Abbreviated New Drug Applications (“ANDA”) for generic products and New Drug Applications (“NDA”) for branded products. The Company identified its reporting segments based on the marketing authorization relating to each and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the reporting segments.

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements.

The following represents selected information for the Company’s reportable segments for the three and nine months ended December 31, 2016 and 2015.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Revenue by Segment
ANDA	$2,080,649	$1,943,876	$7,537,493	$6,720,155
NDA	250,000	250,000	750,000	583,333
	$2,330,649	$2,193,876	$8,287,493	$7,303,488

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Operating (Loss) Income by Segment
ANDA	$(302,110)	$1,065,439	$(38,576)	$3,134,402
NDA	(351,186)	(2,895,668)	(1,240,085)	(9,316,110)
	$(653,296)	$(1,830,229)	$(1,278,661)	$(6,181,708)

The table below reconciles the Company’s operating income (loss) by segment to income from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Operating loss by segment	$(653,296)	$(1,830,229)	$(1,278,661)	$(6,181,708)
Corporate unallocated costs	(1,017,047)	(367,147)	(2,017,976)	(1,113,997)
Interest income	3,151	-	9,407	-
Interest expense and amortization of debt issuance costs	(55,563)	(68,119)	(181,883)	(207,376)
Depreciation and amortization expense	(21,032)	(166,825)	(64,408)	(492,625)
Significant non-cash items	(31,048)	(348,598)	(803,538)	(1,098,316)
Change in fair value of derivative instruments	1,571,471	(9,452,046)	9,468,320	(87,999)
(Loss) income from operations	$(203,364)	$(12,232,964)	$5,131,261	$(9,182,021)

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 18. COLLABORATIVE AGREEMENT WITH EPIC PHARMA LLC

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

Please note that on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. Please see Note 21, “Subsequent Events” below regarding the Company’s End of Review meeting held with the FDA subsequent to the end of the December 31, 2016 quarter.

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

NOTE 19. RELATED PARTY TRANSACTION AGREEMENTS WITH EPIC PHARMA LLC

The Company has entered into two agreements with Epic which constitute agreements with a related party due to the management of Epic including a member on our Board of Directors at the time such agreements were executed.

On June 4, 2015, the Company entered into the 2015 Epic License Agreement (please see Note 18 above). The 2015 Epic License Agreement includes milestone payments totaling $10 million upon the filing with and approval of a New Drug Application (“NDA”) with the FDA. The Company has determined these milestones to be substantive, with such assessment being made at the inception of the 2015 Epic License Agreement, and based on the following:

•	The Company’s performance is required to achieve each milestone; and

•	The milestones will relate to past performance, when achieved; and

•	The milestones are reasonable relative to all of the deliverables and payment terms within the 2015 Epic License Agreement

After marketing authorization is received from the FDA, Elite will receive a license fee which is based on profits achieved from the commercial sales of ELI-200. On January 14, 2016, the Company filed an NDA with the FDA for SequestOx™, thereby earning a $2.5 million milestone pursuant to the 2015 Epic License Agreement. The Company has received payment of this amount from Epic. Please note that on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. The Company currently is evaluating the points raised in the CRL and intends to request an End of Review meeting with the FDA to determine the pathway forward for SequestOx™. There can be no assurances of the Company receiving marketing authorization for SequestOx™, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition.

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

NOTE 20. MANUFACTURING, LICENSE AND DEVELOPMENT AGREEMENTS

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

NOTE 21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 9, 2017, the date the accompanying financial statements were issued. The following are material subsequent events.

Common Stock sold pursuant to the Lincoln Park Purchase Agreement

Subsequent to December, 2016 and up to February 1, 2017 (the latest practicable date), a total of 6,604,914 shares of Common Stock were sold and 48,354 additional commitment shares were issued, pursuant to the Lincoln Park Purchase Agreement. Proceeds received from such transactions totaled $1.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 (UNAUDITED)

COMPARED TO THE

THREE AND NINE MONTHS ENDED DECEMBER 31, 2015 (UNAUDITED)

  The following discussion of our financial condition and results of operations for the three and nine months ended December 31, 2016 and 2015 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2016, as filed on June 15, 2016 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Lodrane D® is marketed under the Over-the-Counter Monograph (the “OTC Monograph”) and accordingly, under the Code of Federal Regulations can be lawfully marketed in the US without prior approval of the United States Food and Drug Administration (“FDA”). Within the past few years, the FDA has revised its enforcement policies, significantly limiting the circumstances under which these unapproved products may be marketed. If the FDA determines that a company is distributing an unapproved product that requires approval, the FDA may take enforcement action in a variety of ways, including, without limitation, product seizures and seeking a judicial injunction against distribution.

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

Isradipine 2.5mg and Isradipine 5mg

The approved ANDAs for Isradipine 2.5mg and Isradipine 5mg were acquired by Elite as part of the Mikah ANDA Purchase.

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

On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that the Company could take to obtain approval of SequestOx™. Based on the FDA response, the Company believes that there is a clear path forward to address the issues cited in the CRL. The Company believes that the meeting minutes, received from the FDA on January 23, 2017, supported a plan to address the issues cited by the FDA in the CRL by modifying the SequestOx™ formulation. The Company plans on proceeding immediately with the in vitro and in vivo studies required and expect to resubmit the SequestOx™ application later this year. The in vivo studies include bioequivalence and bioavailability fed and fasted studies comparing the modified formulation to the original formulation.

Please note, however, that there can be no assurances that the Company’s intended future resubmission of the NDA product filing will be accepted by or receive marketing approval from the FDA. In addition, even if the Company receives marketing approval, there can be no assurances of future revenues or profits relating to this product, or that any such future revenues and profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

Oxycodone hydrochloride and acetaminophen USP CII (generic version of Percocet®)

On August 9, 2016, the Company filed an ANDA with the FDA for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen. Percocet® is a combination medication and is used to help relieve moderate to severe pain.

Hydrocodone bitartrate and acetaminophen tablets USP CII (generic version of Norco)

On December 12, 2016, the Company filed an ANDA with the FDA for a generic version of Norco® (hydrocodone bitartrate and acetaminophen tablets USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets. Norco is a combination medication and is used to help relieve moderate to moderately severe pain. The combination products of hydrocodone and acetaminophen have total annual US sales of approximately $700 million, according to IMS Health Data.

There can be no assurances that any of these products will receive marketing authorization and achieve commercialization within this time period, or at all. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure these marketing authorizations.

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

Thirteen Abbreviated New Drug Applications

On August 1, 2013, Elite executed the Mikah ANDA Purchase with Mikah Pharma and acquired a total of thirteen ANDAs, consisting of twelve ANDAs approved by the FDA and one ANDA under active review with the FDA, and all amendments thereto (the “Mikah Thirteen ANDA Acquisition”) for aggregate consideration of $10,000,000, payable pursuant to a secured convertible note due in August 2016.

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

The remaining $7.5 million in non-refundable payments due pursuant to the 2015 SequestOx™ License Agreement is due on the FDA’s approval of SequestOx™   for commercial sale in the United States of America (please see the paragraph below for further details). In addition, we will receive a license fee computed as a percentage (50%) of net sales of the products as defined in the 2015 SequestOx™ License Agreement and is entitled to multi-million-dollar minimum annual license fees we will manufacture the product for sale by Epic on a cost-plus basis and both parties agree to execute a separate Manufacturing and Supply Agreement. The license fee is payable quarterly for the term of the 2015 SequestOx™ License Agreement. The term of the 2015 SequestOx™ License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Elite can terminate the 2015 SequestOx™ License Agreement on 90 days’ written notice in the event that Epic does not pay us certain minimum annual license fees over the initial five-year term of the 2015 SequestOx™ License Agreement. Either party may terminate this 2015 SequestOx™ License Agreement upon a material breach and failure to cure that breach by the other party within a specified period. Please note that there was a change in management of Epic that occurred in May 2016, concurrent with a change in ownership of Epic. The new management of Epic has advised us of their desire to renegotiate the 2015 SequestOx™ License Agreement. While the 2015 SequestOx™ License Agreement is still in effect, as a prudent business practice, we are currently cooperating with Epic and are engaged in such negotiations with Epic, which are ongoing, as well as pursuing other options relating to the license and/or distribution of Sequest-Ox™. We believe that if agreement is reached with Epic on revised terms and conditions and amendment is made to the 2015 SequestOx™ License Agreement, such amendment may materially differ from the current 2015 SequestOx™ License Agreement.

In addition, on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that the Company could take to obtain approval of SequestOx™. Based on the FDA response, the Company believes that there is a clear path forward to address the issues cited in the CRL. The Company believes that the meeting minutes, received from the FDA on January 23, 2017, supported a plan to address the issues cited by the FDA in the CRL by modifying the SequestOx™ formulation. The Company plans on proceeding immediately with the in vitro and in vivo studies required and expect to resubmit the SequestOx™ application later this year. The in vivo studies include bioequivalence and bioavailability fed and fasted studies comparing the modified formulation to the original formulation.

There can be no assurances that the Company’s intended future resubmission of the NDA product filing will be accepted by or receive marketing approval from the FDA. In addition, even if the Company receives marketing approval, there can be no assurances of future revenues or profits relating to this product, or that any such future revenues and profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

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

Please note that there is currently no development activity being conducted pursuant to this agreement and there was no activity during the prior fiscal year as well. There can be no assurances that development activities will resume or that a resumption of development activities will result in the successful development of the relevant product. Furthermore, there can be no assurances that the development program will result in an intermediate product that can be incorporated into a final product. There can be no assurances that an ANDA will be filed by Akorn or its designees or that any such ANDA filed will receive marketing approval by the FDA. Furthermore, there can be no assurances of the commercialization of a final product containing the intermediate relating to this agreement or that such commercialization will result in profits being generated from the sale of the product.

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

We filed an NDA for the first product to utilize our abuse deterrent technology, Immediate Release Oxycodone 5mg, 10mg, 15mg, 20mg and 30mg with sequestered Naltrexone (collectively and individually referred to as “SequestOx™”), on January 14, 2016. On July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that the Company can take to obtain approval of SequestOx™. Based on the FDA response, the Company believes there is a clear path forward to address the issues cited in the CRL. The meeting minutes, received from the FDA on January 23, 2017, supported a plan to address the issues cited by the FDA in the CRL by modifying the SequestOx™ formulation. The Company plans on proceeding immediately with the in vitro and in vivo studies required and expects to resubmit the SequestOx™ application later this year. The in vivo studies include bioequivalence and bioavailability fed and fasted studies comparing the modified formulation to the original formulation. Please note that there can be no assurances of the Company receiving marketing authorization for SequestOx™, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition.

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

On December 12, 2016, the Company filed an ANDA with the FDA for a generic version of Norco® (hydrocodone bitartrate and acetaminophen tablets USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets (“Generic Hydrocodone/APAP”). Norco is a combination medication and is used to help relieve moderate to moderately severe pain. Please note that there can be no assurances of this product receiving marketing authorization, or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product.

The Company believes that the abuse deterrent technology can be applied to and incorporated into a wide range of opioids used today for pain management and has, to date, identified 10 additional products for potential development. All of these products are at early stages of development, with research and development activities mainly consisting of in-house process development and laboratory studies. Extensive efficacy and safety studies, similar to those conducted for SequestOx™, Generic Oxy/APAP and Generic Hydrocodone/APAP, have not yet been conducted for these other products. As a result, costs incurred in relation to the development of these 10 products have not been material.

Research and development costs were $1.5 million and $3.2 million for the three months ended December 31, 2016 and 2015, respectively and $4.3 million and $10.0 million for the nine months ended December 31, 2016 and 2015, respectively. Costs incurred during the prior fiscal year relate almost entirely to the development of the abuse deterrent opioid product, SequestOx™, and costs incurred during the current fiscal year relate almost entirely to the development of the abuse deterrent opioid products, SequestOx™, Generic Oxy/APAP and Generic Hydrocodone/APAP.

On June 4, 2015, the Company entered into a sales and distribution licensing agreement which included a non-refundable payment of $5 million to Elite for prior research and development activities, with such representing the first material net cash inflows being generated by ELI-200. On January 14, 2016, the Company filed an NDA with the FDA for SequestOx™, thereby earning a non-refundable $2.5 million milestone. An additional $7.5 million non-refundable milestone is due upon the FDA’s approval of Elite’s NDA. Please note, as further detailed above, there can be no assurances of the Company receiving marketing authorization for SequestOx™, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. The non-receipt by the Company of these payments and or fees may materially and adversely affect our financial condition.

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

Three months ended December 31, 2016 compared to December 31, 2015

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended December 31,		Change
	2016	2015	Dollars	Percentage
Manufacturing fees	$1,885,765	$1,622,052	$263,713	16%
Licensing fees	444,884	571,824	(126,940)	-22%
Total revenue	2,330,649	2,193,876	136,773	6%
Cost of revenue	1,726,751	835,675	891,076	107%
Gross profit	$603,898	$1,358,201	$(754,303)	-56%

Gross profit - percentage	26%	62%

Total revenues for the three-month period ended December 31, 2016 increased by $0.1 million or 6%, to $2.3, as compared to $2.2 million, for the corresponding period in 2015 due to the timing of generic product shipments.

Manufacturing fees increased by $0.3 million, or 16%, due to timing of generic product shipments.

Licensing fees decreased by $0.1 million, or 22%. This decrease is primarily due to the timing of in-market sales of the Company’s generic products, as well as margins achieved by the Company’s licensed marketing partners. License fees earned are based on in-market sales and accordingly, there is a natural lag between manufacturing revenues earned by the Company and related license fees being earned from in market sales occurring subsequent to the Company’s shipment of licensed generic products to its marketing partners. In market profits achieved by the Company’s marketing partners are also a factor, with a direct correlation to the license fee revenues earned by the Company.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $0.9 million or 107%, to $1.7 million as compared to $0.8 million for the corresponding period in 2015. The increase in costs of revenue is primarily due to increased and continued investments in Company’s facility and resources leading to higher overhead absorption rates.

Our gross profit margin was 26% during the three months ended December 31, 2016 as compared to 62% during the three months ended December 31, 2015. The decrease in gross margin is due to the product mix of generics manufactured during the quarter, combined with higher overhead absorption rates.

Operating expenses:

	For the Three Months Ended December 31,		Change
	2016	2015	Dollars	Percentage
Operating expenses:
Research and development	$1,526,183	$3,174,311	$(1,648,128)	-52%
General and administrative	694,321	654,839	39,482	6%
Non-cash compensation	84,785	75,025	9,760	13%
Depreciation and amortization	21,032	166,825	(145,793)	-87%
Total operating expenses	$2,326,321	$4,071,000	$(1,744,679)	-43%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three-month period ended December 31, 2016 decreased by $1.8 million, or 43%, to $2.3 million, as compared to $4.1 million for the corresponding period in 2015.

Research and development costs for the three months ended December 31, 2016 were $1.5 million, a decrease of $1.7 million or 52% from $3.2 million of such costs for the comparable period of the prior year. The decrease was due to the timing and composition of ongoing development of our abuse deterrent opioid and other products.

General and administrative expenses for the three months ended December 31, 2016 and 2015 was $0.7 million. The Company has continued to increase the utilization of the Company’s manufacturing facilities resulting in lower unallocated overheads.

Non-cash compensation expense for the three months ended December 31, 2016 and 2015 was $0.08 million. Non-cash compensation expense derives from the timing in amortization of the value of employee stock options issued over the course of the last three years.

Depreciation and amortization expense for the three months ended December 31, 2016 was $0.02 million, a decrease of $0.18 million, or 87% from $0.2 million of such costs for the comparable period of the prior year. The decrease was due to the combination of increased facility utilization and higher depreciation absorption rates currently as a result of facility expansion and improvements over the last year.

As a result of the foregoing, our loss from operations for the three months ended December 31, 2016 was $1.7 million, compared to a loss from operations of $2.7 million for the three months ended December 31, 2015.

Other income (expense):

	For the Three Months Ended December 31,		Change
	2016	2015	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(55,563)	$(68,119)	$12,556	-18%
Change in fair value of derivative instruments	1,571,471	(9,452,046)	11,023,517	-117%
Interest income	3,151	-	3,151
Other income (expense), net	$1,519,059	$(9,520,165)	$11,039,224	-116%

Other income (expense), net for the three months ended December 31, 2016 was net other income of $1.5 million, an increase in net other income of $11.0 million from the net other (expense) of $(9.5) million for the comparable period of the prior year. The increase in other income was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended December 31, 2016 totaling other income of $1.6 million, as compared to other (expense) of $(9.5) million for the comparable period of the prior year. Please note that derivative income (expenses) is determined in large part by the number of warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between derivative revenues and increases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net income for the three months ended December 31, 2016 was $1.7 million, compared to a net loss of $12.2 million for the comparable period of the prior year.

Change in value of Series I convertible preferred stock:

Changes in the value in our Series I convertible preferred stock, which is included in the calculation of net income (loss) attributable to common shareholders resulted in no change for the three months ended December 31, 2016, as compared to an increase in net loss of $24.8 million for the comparable period of the prior year. Accordingly, net income attributable to common shareholders for the three months ended December 31, 2016 was a net income of $1.7 million, compared to a net loss of $37.0 million for the comparable period of the prior year.

Nine months ended December 31, 2016 compared to December 31, 2015

Revenue, Cost of revenue and Gross profit:

	For the Nine Months Ended December 31,		Change
	2016	2015	Dollars	Percentage
Manufacturing fees	$6,470,697	$5,851,020	$619,677	11%
Licensing fees	1,816,796	1,452,468	364,328	25%
Total revenue	8,287,493	7,303,488	984,005	13%
Cost of revenue	5,755,997	3,447,172	2,308,825	67%
Gross profit	$2,531,496	$3,856,316	$(1,324,820)	-34%

Gross profit - percentage	31%	53%

Revenues for the nine-month period ended December 31, 2016 increased by $1.0 million, or 13%, to $8.3 million as compared to $7.3 million for the corresponding period in 2015 due to continued growth in the Company’s generic product lines.

Manufacturing fees increased by $0.6 million, or 11%, due to continued growth in the Company’s generic product lines.

Licensing fees increased by $0.4 million, or 25%. This increase is primarily due to the inclusion of nine months of license fees earned from the SequestOx™ license agreement where the corresponding prior period included only seven months of such revenues. In addition, license fees relating to the sale of the Company’s generic product lines have increased, consistent with the increase in manufacturing revenues.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $2.3 million or 67%, to $5.7 million as compared to $3.4 million for the corresponding period. The increase in costs of revenue is primarily due to increased investments in Company’s facility leading to higher overhead absorption rates.

Our gross profit margin was 31% during the nine months ended December 31, 2016 as compared to 53% during the nine months ended December 31, 2015. The decrease in gross margin is due to the product mix of generics manufactured during the quarter.

Operating expenses:

	For the Nine Months Ended December 31,		Change
	2016	2015	Dollars	Percentage
Operating expenses:
Research and development	$4,312,337	$10,012,623	$(5,700,286)	-57%
General and administrative	2,060,380	1,991,219	69,161	3%
Non-cash compensation	258,954	246,495	12,459	5%
Depreciation and amortization	64,408	492,625	(428,217)	-87%
Total operating expenses	$6,696,079	$12,742,962	$(6,046,883)	-47%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the nine-month period ended December 31, 2016 decreased by $6.0 million, or 47%, to $6.7 million, as compared to $12.7 million for the corresponding period in 2015.

Research and development costs for the nine months ended December 31, 2016 were $4.3 million, a decrease of $5.7 million or 57% from $10.0 million of such costs for the comparable period of the prior year. The decrease was due to the timing and composition of ongoing development of Elite’s abuse deterrent opioid and other products.

General and administrative expenses for the nine months ended December 31, 2016 were $2.1 million, a decrease of $0.1 million or 3% from $2.0 million of such costs for the comparable period of the prior year. The decrease was due to the increased utilization of the Company’s manufacturing facilities resulting in lower unallocated overheads.

Non-cash compensation expense for the nine months ended December 31, 2016 and 2015 was $0.2 million. Non-cash compensation expense derives from the timing in amortization of the value of employee stock options issued over the course of the last three years.

Depreciation and amortization expense for the nine months ended December 31, 2016 was $0.1 million, a decrease of $0.4million, or 87% from $0.5 million of such costs for the comparable period of the prior year. The decrease was due to the combination of increased facility utilization and higher depreciation absorption rates currently because of facility expansion and improvements over the last year.

Due to the foregoing, our loss from operations for the nine months ended December 31, 2016 was $4.2 million, compared to a loss from operations of $8.9 million for the nine months ended December 31, 2015.

Other income (expense):

	For the Nine Months Ended December 31,		Change
	2016	2015	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(181,883)	$(207,376)	$25,493	-12%
Change in fair value of derivative instruments	9,468,320	(87,999)	9,556,319	-10860%
Interest income	9,407	-	9,407
Other income (expense), net	$9,295,844	$(295,375)	$9,591,219	-3247%

Other income (expense), net for the nine months ended December 31, 2016 was net other income of $9.3 million, an increase in net other income of $9.6 million from the net other expense of $(0.3) million for the comparable period of the prior year. The increase in other income was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended December 31, 2016 totaling other income of $9.5 million, as compared to other expense of $(0.09) million for the comparable period of the prior year. Please note that derivative income (expenses) are determined in large part by the number of warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between derivative revenues and increases in the closing price of the Company’s Common Stock.

As a result, of the foregoing, our net income for the nine months ended December 31, 2016 was $7.0 million, compared to net loss of $9.2 million for the comparable period of the prior year.

Change in value of Series I convertible preferred stock:

Changes in the value in our Series I convertible preferred stock, which is included in the calculation of net income (loss) attributable to common shareholders resulted in no change for the nine months ended December 31, 2016, as compared to an increase in net loss of $23.4 million for the comparable period of the prior year. Accordingly, net income attributable to common shareholders for the nine months December 31, 2016 was a net income of $27.7 million, compared to net loss of $32.6 million for the comparable period of the prior year.

Liquidity and Capital Resources

Capital Resources

	December 31, 2016	March 31, 2016	Change
Current assets	$20,621,388	$16,713,956	$3,907,432
Current liabilities	4,681,266	4,640,189	41,077
Working capital	15,940,122	12,073,767	3,866,355

As of December 31, 2016, the Company had cash on hand of $13.3 million and a working capital surplus of $15.9 million. We believe that such resources, combined with the Company’s access to part or all of the remaining $14.8_ million available pursuant to the $40 million equity line with Lincoln Park is sufficient to fund operations through the current operating cycle. For the nine months ended December 31, 2016, we had losses from operations totaling $4.2 million, and net other income totaling $9.3 million, resulting in a net income of $7.0 million.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2017, due in large part to its plans to conduct clinical development and commercialization activities on a range of abuse deterrent opioid products, on an accelerated and simultaneous basis. Such activities require the investment of significant amounts in clinical trials, safety and efficacy studies, bioequivalence studies, product manufacturing, regulatory expertise and filings, as well as investments in manufacturing and lab equipment and software. To finance these significant expenditures, the Company entered into two purchase agreements with Lincoln Park, with such agreements providing the company with equity lines totaling $50 million, with approximately$14.8 million of this amount being available under the remaining equity line. We believe this amount of financing, if received, is sufficient to fund the commercialization of the abuse deterrent opioid products identified. Please also note that the realization of the full $14.8 million is dependent on several factors, including the trading price and volume of the Common Stock. There can be no assurances that such price and volumes would be sufficient for the Company to realize, in full, the remaining $14.8 million balance available under the Lincoln Park Purchase Agreement, prior to its expiration in April of 2017.

Summary of Cash Flows:

	For the Nine Months Ended December 31,
	2016	2015
Net cash used in operating activities	$(3,807,871)	$(3,371,847)
Net cash used in investing activities	(812,054)	(1,378,005)
Net cash provided by financing activities	6,391,108	5,388,952

Net cash used in operating activities for the nine months ended December 31, 2016 was $3.8 million, which included net income of $7.0 million, change in fair value of derivative financial instruments – warrants of $9.5 million (non-cash) and changes in operating assets and liabilities of $3.6 million. These instances of decreases in cash are offset by change in non-cash compensation accrued of $1.2 million, and non-cash compensation from the issuance of common stock and options of $0.3 million.

Net cash used in investing activities for the nine months ended December 31, 2016 was $0.8 million. This consisted primarily of the purchase of property and equipment of $0.8 million.

Net cash provided by financing activities was $6.4 million for the nine months ended December 31, 2016. This consisted of proceeds from the issuance of common stock of $5.8 million, proceeds from the exercise of cash warrants and stock options of $1.9 million; offset by repayments of bonds principal of $0.2 million, payments of other loans of $0.3 million and repayments from related party line of credit $0.7 million.

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

Other than discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified certain remediation actions and are in the process of implementing them. During Fiscal 2016, we created and staffed a new accounting position, with such position contributing improved segregation of duties in the areas of purchasing, accounts payable processing, and timesheet management. In addition, improved segregation of duties has been achieved in the areas of cash disbursements, banking management, inventory control and manufacturing accounting, through increased delegation of duties to a staff accounting position that was created and staffed in Fiscal 2015. We intend to focus more resources on internal control procedures during Fiscal 2017. We have engaged a third-party consultant to assist with the enhancement of our control documentation as well as with developing a more robust control environment that once implemented would help remediate the material weaknesses described above. As part of this process, we have begun developing a Segregation of Duties Matrix and updating to enhance business processes, documentation and job roles to fully implement this matrix. We will also be evaluating an enhancement in the financial and enterprise resource planning systems for some point in the future but will also focus on effective compensating controls until the financial/ERP software can be upgraded or replaced.

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

In July 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, we met with the FDA for an end-of-review meeting to discuss steps that we could take to obtain approval of SequestOx. Based on the FDA response, we believe there is a path forward to address the issues cited in the CRL, with such path forward including modification of the SequestOx formulation, and the successful completion of in vitro and in vivo studies. If we are unable to modify the formulation or if we are unable to successfully complete the required studies, we will not meet the requirements specified by the FDA for resubmission of the NDA. Furthermore, there can be no assurances given that the FDA will eventually approve our NDA. If we are unable to obtain approval for SequestOx, or if we incur significant costs or delays in obtaining such approval, our ability to commercialize SequestOx may be materially adversely affected.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016, which could materially affect our business, financial condition, or future results. The risks described herein and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended December 31, 2016, we issued 199,700,819 shares of common stock that were unregistered, consisting of 29,562,876 shares being issued pursuant to the exercise of cash warrants, with proceeds received totaling $1,847,680 and 142,857,143 shares being issued in conversion of Series I convertible preferred stock into common shares. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock. The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

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

10.20

Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Amended Annual Report on Form 10-K/A, for the period ended March, 31, 2011 and filed with the SEC on November 17, 2016.

10.21	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.22	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.23

Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Amended Quarterly Report on Form 10-Q/A filed with the SEC on November 17, 2016.

10.24	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.25	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.26	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.27	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.28	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.29	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.30	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.31	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.32	August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC, incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 and filed with the SEC on November 14, 2013

10.33	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.34	February 7,2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.35	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.36	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.37	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.38	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.39	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.40	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.41	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on July 11, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.42	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.

10.43	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC, incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.44	August 26, 2016 Amendment to Manufacturing and Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016.

10.45	July 20, 2015 Third Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011, incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	On January 5, 2011, the Company changed its domicile from Delaware to Nevada. All corporate documents from Delaware have been superseded by Nevada corporate documents filed or incorporated by reference herein. All outstanding Delaware securities certificates are now outstanding Nevada securities certificates.

**	Filed herewith.
25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

February 9, 2017	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

February 9, 2017	By:	/s/ Carter J. Ward
Carter J. Ward Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

