Form 10-K
period 2017-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2017-06-14
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of determining this amount, only directors, executive officers and, based on Schedule 13(d) filings as of September 30, 2016, 10% or greater stockholders, and their respective affiliates, have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes).C

Title of Class	Aggregate Market Value	As of Close of Business on
Common Stock - $0.001 par value	$157,268,326	September 30, 2016

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Share Outstanding	As of Close of Business on
Common Stock - $0.001 par value	775,554,678	June 7, 2017

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

1

PART I

ITEM 1 BUSINESS

General

Elite Pharmaceuticals, Inc., a Nevada corporation (the “Company”, “Elite”, “Elite Pharmaceuticals”, the “registrant”, “we”, “us” or “our”) was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary, Elite Laboratories, Inc. (“Elite Labs”), was incorporated on August 23, 1990 under the laws of the State of Delaware. On January 5, 2012, Elite Pharmaceuticals was reincorporated under the laws of the State of Nevada.

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

We own and occupy manufacturing, warehouse, laboratory and office space at 165 Ludlow Avenue and 135 Ludlow Avenue in Northvale, NJ (the “Northvale Facility”). The Northvale Facility operates under Current Good Manufacturing Practice (“cGMP”) and is a United States Drug Enforcement Agency (“DEA”) registered facility for research, development, and manufacturing.

Strategy

We focus our efforts on the following areas: (i) development of our pain management products; (ii) manufacturing of a line of generic pharmaceutical products with approved Abbreviated New Drug Applications (“ANDAs”); (iii) development of additional generic pharmaceutical products; (iv) development of the other products in our pipeline including the products with our partners; (v) commercial exploitation of our products either by license and the collection of royalties, or through the manufacture of our formulations; and (vi) development of new products and the expansion of our licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

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

Commercial Products

We own, license or contract manufacture the following products current being sold commercially:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Lodrane D ® Immediate Release capsules (“Lodrane D”)	n/a	OTC Allergy	September 2011
Methadone HCl 10mg tablets (“Methadone 10mg”)	Dolophine®	Pain	January 2012
Hydromorphone HCl 8mg tablets (“Hydromorphone 8mg”)	Dilaudid®	Pain	March 2012
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	n/a	Cardiovascular	January 2015
Hydroxyzine HCl 10mg, 25mg and 50mg tablets (“Hydroxyzine 10mg” and “Hydroxyzine 25mg” and “Hydroxyzine 50mg”)	Atarax®, Vistaril®	Antihistamine	April 2015
Oxycodone HCl Immediate Release 5mg, 10mg, 15mg, 20mg and 30mg tablets (“OXY IR 5mg”, “Oxy IR 10mg”, “Oxy IR 15mg”, “OXY IR 20mg” and “Oxy IR 30mg”)	Roxycodone®	Pain	March 2016
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017

Note: Phentermine 15mg and Phentermine 30mg are collectively and individually referred to as “Phentermine Capsules”. Isradipine 2.5mg and Isradipine 5mg are collectively and individually referred to as “Isradipine Capsules”. Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg are collectively and individually referred to as “Hydroxyzine”. Oxy IR 5mg, Oxy IR 10mg, Oxy IR 15mg Oxy IR 20mg and Oxy IR 30mg are collectively and individually referred to as “Oxy IR”. Trimipramine 25mg, Trimipramine 50mg, and Trimipramine 100mg are collectively and individually referred to as “Trimipramine”.

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

On January 17, 2012, Elite commenced shipping Methadone 10mg tablets to Ascend pursuant to a commercial manufacturing and supply agreement dated June 23, 2011, as amended on September 24, 2012, January 19, 2015, July 20, 2015 and as extended on August 9, 2016, between Elite and Ascend (the “Methadone Manufacturing and Supply Agreement”). Under the terms of the Methadone Manufacturing and Supply Agreement, Elite performs manufacturing and packaging of Methadone 10mg for Ascend.

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

Phendimetrazine 35mg is currently a commercial product being manufactured by Elite and distributed by Epic on a non-exclusive basis, and by Elite.

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

Oxycodone 5mg, Oxycodone 10mg, Oxycodone 15mg, Oxycodone 20mg and Oxycodone 30mg (“Oxy IR”)

We received notification from Epic in October 2015 of the approval by the FDA of Epic’s ANDA for Oxy IR. This product was an Identified IR Product in the Epic Strategic Alliance Agreement Dated March 18, 2009 (the “Epic Strategic Alliance”). Oxy IR was developed at the Northvale Facility pursuant to the Epic Strategic Alliance, in which we are entitled to a Product Fee of 15% of Profits as defined in the Epic Strategic Alliance. The first commercial sale of Oxy IR occurred in March 2016, and sales by Epic of this product are ongoing.

Trimipramine 25mg, Trimipramine 50mg, and Trimipramine 100mg

Through Elite Labs, Elite acquired an approved and currently marketed ANDA for Trimipramine Maleate Capsules ("Trimipramine") 25, 50 and 100 mg, from Mikah Pharma. Through agreements assigned to Elite in the acquisition, Dr. Reddy's Laboratories, Inc. will market and sell the Trimipramine products and Epic Pharma will manufacture the products. The Epic Pharma agreement insures the uninterrupted supply of generic Trimipramine. Trimipramine is a generic version of Surmontil®, a tricyclic antidepressant. Surmontil® and generic Trimipramine have total US sales of approximately $2 million in 2016 according to IMS Health Data. The ANDA purchased by Elite is currently the only marketed generic Trimipramine product.

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

On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that the Company could take to obtain approval of SequestOx™. Based on the FDA response, the Company believes that there is a clear path forward to address the issues cited in the CRL. The Company believes that the meeting minutes, received from the FDA on January 23, 2017, supported a plan to address the issues cited by the FDA in the CRL by modifying the SequestOx™ formulation. Such plan includes, without limitation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation. The fed study is in progress. The Company plans on initiating the fasted study after successful completion of the fed study. Resubmission of the SequestOx™ application requires successful completion of all required studies, including these fed and fasted studies.

Please note, however, that there can be no assurances of successful completion of any required studies. Furthermore, in the event of such successful completion of all required studies, there can be no assurances that the Company’s intended future resubmission of the NDA product filing will be accepted by or receive marketing approval from the FDA. In addition, even if the Company receives marketing approval, there can be no assurances of future revenues or profits relating to this product, or that any such future revenues and profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

Oxycodone hydrochloride and acetaminophen USP CII (generic version of Percocet®)

On August 9, 2016, the Company filed an ANDA with the FDA for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen. Percocet® is a combination medication and is used to help relieve moderate to severe pain. The Company has not received a response from the FDA regarding this ANDA filing.

Hydrocodone bitartrate and acetaminophen tablets USP CII (generic version of Norco)

On December 12, 2016, the Company filed an ANDA with the FDA for a generic version of Norco® (hydrocodone bitartrate and acetaminophen tablets USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets. Norco is a combination medication and is used to help relieve moderate to moderately severe pain. The combination products of hydrocodone and acetaminophen have total annual US sales of approximately $700 million, according to IMS Health Data. The Company has not received a response from the FDA regarding this ANDA filing.

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

Approved Products Not Yet Commercialized

We currently own seven different approved ANDAs, all of which were acquired as part of the Mikah ANDA Purchase. Each approved ANDA requires manufacturing site transfers as a prerequisite to commencement of commercial manufacturing and distribution. The products relating to each approved ANDA are included in the Epic Manufacturing and License Agreement, with Elite granting ANDA specific, exclusive, or non-exclusive market rights (depending on the ANDA) to Epic. Commercial manufacturing of these products is expected to be transferred to either Epic or the Northvale Facility, with the required supplements to be filed with FDA in the manner and time frame that is economically beneficial to us.

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

As of the date of filing of this Annual Report on Form 10-K, the following products included in the Mikah Purchase Agreement have successfully achieved manufacturing site transfers:

•	Phendimetrazine 35mg

•	Isradipine 2.5mg and Isradipine 5mg

•	Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg

We have executed the Epic Pharma Manufacturing and License Agreement, relating to the manufacturing, marketing, and sale of these twelve ANDAs. Please see below for further details on the Epic Pharma Manufacturing and License Agreement.

Trimipramine

In May 2017, through Elite Labs, we acquired from Mikah Pharma an FDA approved ANDA for Trimipramine for aggregate consideration of $1,200,000. In conjunction with this acquisition, we also acquired from Mikah Pharma all rights, interests, and obligations under a supply and distribution agreement with Dr. Reddy’s Laboratories, Inc. relating to the supply, sale and distribution of generic Trimipramine, and under a manufacturing and supply agreement with Epic Pharma relating to the manufacture and supply of Trimipramine.

Please see Item 13: “Certain Relationships and Related Transactions and Director Independence; Certain Related Person Transactions; Transactions with Nasrat Hakim and Mikah Pharma LLC” below.

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

The remaining $7.5 million in non-refundable payments due pursuant to the 2015 SequestOx™ License Agreement is due on the FDA’s approval of SequestOx™ for commercial sale in the United States of America (please see the paragraph below for further details). In addition, we will receive a license fee computed as a percentage (50%) of net sales of the products as defined in the 2015 SequestOx™ License Agreement and is entitled to multi-million-dollar minimum annual license fees we will manufacture the product for sale by Epic on a cost-plus basis and both parties agree to execute a separate Manufacturing and Supply Agreement. The license fee is payable quarterly for the term of the 2015 SequestOx™ License Agreement. The term of the 2015 SequestOx™ License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Elite can terminate the 2015 SequestOx™ License Agreement on 90 days’ written notice in the event that Epic does not pay us certain minimum annual license fees over the initial five-year term of the 2015 SequestOx™ License Agreement. Either party may terminate this 2015 SequestOx™ License Agreement upon a material breach and failure to cure that breach by the other party within a specified period. Please note that there was a change in management of Epic that occurred in May 2016, concurrent with a change in ownership of Epic. The new management of Epic has advised us of their desire to renegotiate the 2015 SequestOx™ License Agreement. While the 2015 SequestOx™ License Agreement is still in effect, as a prudent business practice, we are currently cooperating with Epic and are engaged in such negotiations with Epic, which are ongoing, as well as pursuing other options relating to the license and/or distribution of SequestOx™. We believe that if agreement is reached with Epic on revised terms and conditions and amendment is made to the 2015 SequestOx™ License Agreement, such amendment may materially differ from the current 2015 SequestOx™ License Agreement.

In addition, on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that the Company could take to obtain approval of SequestOx™. Based on the FDA response, the Company believes that there is a clear path forward to address the issues cited in the CRL. The Company believes that the meeting minutes, received from the FDA on January 23, 2017, supported a plan to address the issues cited by the FDA in the CRL by modifying the SequestOx™ formulation. Such plan includes, without limitation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation. The fed study is in progress. The Company plans on initiating the fasted study after successful completion of the fed study. Resubmission of the SequestOx™ application requires successful completion of all required studies, including these fed and fasted studies.

There can be no assurances of successful completion of any required studies. Furthermore, in the event of such successful completion of all required studies, there can be no assurances that the Company’s intended future resubmission of the NDA product filing will be accepted by or receive marketing approval from the FDA. In addition, even if the Company receives marketing approval, there can be no assurances of future revenues or profits relating to this product, or that any such future revenues and profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

Manufacturing and License Agreement with Epic Pharma LLC

On October 2, 2013, we executed the Epic Pharma Manufacturing and License Agreement (the “Epic Manufacturing and License Agreement”). This agreement granted Epic certain rights to manufacture, market and sell in the United States and Puerto Rico the twelve approved ANDAs acquired by us pursuant to the Mikah Thirteen ANDA Acquisition. Of the twelve approved ANDAs, Epic will have the exclusive right to market six products as listed in Schedule A of the Epic Manufacturing and License Agreement, and a non-exclusive right to market six products as listed in Schedule D of the Epic Manufacturing and License Agreement. Epic will manufacture the products and is responsible for all regulatory and pharmacovigilance matters related to the products and for all costs related to the site transfer for all products. We have no further obligations or deliverables under the Epic Manufacturing and License Agreement. Pursuant to the Epic Manufacturing and License Agreement, we will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Epic Manufacturing and License Agreement, earned by Epic a result of sales of the products. The manufacturing cost used for the calculation of the license fee is a predetermined amount per unit plus the cost of the active pharmaceutical ingredient (“API”) and the sales cost for the calculation is predetermined based on net sales.

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

Trimipramine Acquisition

On May 16, 2017, we executed an asset purchase agreement with Mikah Pharma, and acquired from Mikah Pharma (the “Trimipramine Acquisition”) an FDA approved ANDA for Trimipramine for aggregate consideration of $1,200,000, payable pursuant to a senior secured note due on December 31, 2020 (the “Trimipramine Note”). Mikah Pharma is owned by Nasrat Hakim, the Chairman of the Board of Directors, President and Chief Executive Officer (CEO) of the Company.

The Trimipramine Note bears interest at the rate of 10% per annum, payable quarterly. All principal and unpaid interest is due and payable on December 31, 2020. Pursuant to a security agreement, repayment of the Note is secured by the ANDA acquired in the Acquisition.

Trimipramine Distribution Agreement with Dr. Reddy’s Laboratories, Inc. and Manufacturing Agreement with Epic

On May 17, 2017, in conjunction with the Trimipramine Acquisition, the Company executed an assignment agreement with Mikah Pharma, pursuant to which the Company acquired all rights, interests, and obligations under a supply and distribution agreement (the “Reddy’s Trimipramine Distribution Agreement”) with Dr. Reddy’s Laboratories, Inc. (“Dr. Reddy’s”) originally entered into by Mikah Pharma on May 7, 2017 and relating to the supply, sale and distribution of generic Trimipramine Maleate Capsules 25mg, 50mg and 100mg.

On May 22, 2017, the Company executed an assignment agreement with Mikah Pharma, pursuant to which the Company acquired all rights, interests and obligations under a manufacturing and supply agreement with Epic originally entered into by Mikah in 2011 and amended on June 30, 2015 and relating to the manufacture and supply of Trimipramine (the “Trimipramine Manufacturing Agreement”).

Under the Trimipramine Manufacturing Agreement, Epic will manufacture Trimipramine under license from the Company pursuant to the FDA approved and currently marketed Abbreviated New Drug Application that was acquired in conjunction with the Company’s entry into these agreements.

Under the Reddy’s Trimipramine Distribution Agreement, the Company will supply Trimipramine on an exclusive basis to Dr. Reddy’s and Dr. Reddy’s will be responsible for all marketing and distribution of Trimipramine in the United States, its territories, possessions, and commonwealth. The Trimipramine will be manufactured by Epic and transferred to Dr. Reddy’s at cost, without markup.

Dr. Reddy’s will pay to the Company a share of the profits, calculated without any deduction for cost of sales and marketing, derived from the sale of Trimipramine. The Company’s share of these profits is in excess of 50%.

Methadone Manufacturing and Supply Agreement

On June 23, 2011 and as amended on September 24, 2012, January 19, 2015, July 20, 2015 and as extended on August 9, 2016, we entered into an agreement to manufacture and supply Methadone 10mg to ThePharmaNetwork LLC (the “Methadone Manufacturing and Supply Agreement”). ThePharmaNetwork LLC was subsequently acquired by Alkem Laboratories Ltd (“Alkem”) and now goes by the name Ascend Laboratories LLC (“Ascend”) and is a wholly owned subsidiary of Alkem.

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

Master Development and License Agreement with SunGen Pharma LLC

On August 24, 2016, we entered into an agreement with SunGen Pharma LLC (“SunGen”) (the “SunGen Agreement”) to undertake and engage in the research, development, sales, and marketing of four generic pharmaceutical products. Two of the products are classified as CNS stimulants (the “CNS Products”) and two of the products are classified as beta blockers (the “Beta Blocker Products”).

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

We filed an NDA for the first product to utilize our abuse deterrent technology, Immediate Release Oxycodone 5mg, 10mg, 15mg, 20mg and 30mg with sequestered Naltrexone (collectively and individually referred to as “SequestOx™”), on January 14, 2016. On July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that the Company can take to obtain approval of SequestOx™. Based on the FDA response, the Company believes there is a clear path forward to address the issues cited in the CRL. The meeting minutes, received from the FDA on January 23, 2017, supported a plan to address the issues cited by the FDA in the CRL by modifying the SequestOx™ formulation. Such plan includes, without limitation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation. The fed study is in progress. The Company plans on initiating the fasted study after successful completion of the fed study. Resubmission of the SequestOx™ application requires successful completion of all required studies, including these fed and fasted studies. Please note that there can be no assurances of the Company receiving marketing authorization for SequestOx™, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition.

On August 9, 2016, the Company filed an ANDA with the FDA for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen (“Generic Oxy/APAP”). Percocet® is a combination medication, with abuse deterrence, and is used to help relieve moderate to severe pain. The Company has not received a response from the FDA regarding this application. Please note that there can be no assurances of this product receiving marketing authorization, or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product.

On December 12, 2016, the Company filed an ANDA with the FDA for a generic version of Norco® (hydrocodone bitartrate and acetaminophen tablets USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets (“Generic Hydrocodone/APAP”). Norco is a combination medication and is used to help relieve moderate to moderately severe pain. The Company has not received a response from the FDA regarding this application. Please note that there can be no assurances of this product receiving marketing authorization, or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product.

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

Research and development costs were $8.3 million, $12.4 million and $14.7 million for years ended March 31, 2017, 2016 and 2015, respectively. Costs incurred during the prior fiscal years relate almost entirely to the development of the abuse deterrent opioid product, SequestOx™, and costs incurred during the current fiscal year relate almost entirely the timing and composition of ongoing development of our abuse deterrent opioid and other products in addition to a focus on clinical trials for generic products.

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

Abuse-Deterrent and Sustained Release Opioids

The abuse-deterrent opioid products utilize our patented abuse-deterrent technology that is based on a pharmacological approach. These products are combinations of a narcotic agonist formulation intended for use in patients with pain, and an antagonist, formulated to deter abuse of the drug. Both, agonist and antagonist, have been on the market for a number of years and sold separately in various dose strengths. We have filed INDs for two abuse resistant products under development and have tested products in various pharmacokinetic and efficacy studies. We expect to continue to develop multiple abuse resistant products. Products utilizing the pharmacological approach to deter abuse such as Suboxone®, a product marketed in the United States by Reckitt Benckiser Pharmaceuticals, Inc., and Embeda®, a product marketed in the United States by Pfizer, Inc., have been approved by the FDA and are being marketed in the United States.

We have developed, licensed to Epic the marketing rights to SequestOX™, immediate release Oxycodone with Naltrexone, and retain the rights to the remainder of these abuse resistant and sustained release opioid products. We may license these products at a later date to a third party who could provide funding for the remaining clinical studies and who could provide sales and distribution for the product.

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

Patents

Since our incorporation, we have secured the following patents, of which two have been assigned for a fee to another pharmaceutical company. Our patents are:

PATENT	EXPIRATION DATE
U.S. patent 5,837,284 (assigned to Celgene Corporation)	November 2018
U.S. patent 6,620,439	October 2020
U.S. patent 6,635,284 (assigned to Celgene Corporation)	March 2018
U.S. patent 6,926,909	April 2023
U.S. patent 8,182,836	April 2024
U.S. patent 8,425,933	April 2024
U.S. patent 8,703,186	April 2024
Canadian patent 2,521,655	April 2024
Canadian patent 2,541,371	September 2024
U.S. patent 9,056,054	June 2030
E.P. patent 1615623	April 2024

We also have pending applications for two additional U.S. patents and two foreign patents. We intend to apply for patents for other products in the future; however, there can be no assurance that any of the pending applications or other applications which we may file will be granted. We have also filed corresponding foreign applications for key patents.

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

Terminated Agreements

Terminated Agreement – Mikah Development Agreement

On January 28, 2015, The Development and License Agreement dated August 27, 2010 and between the Company and Mikah Pharma LLC (the “Mikah Development Agreement”) was terminated by mutual agreement of the Company and Mikah Pharma LLC.

Pursuant to the Mikah Development Agreement, Mikah Pharma LLC (“Mikah”) made advance consideration payments to the Company totaling $200,000 in exchange for product development services to be provided at a future date. Subsequent to the execution of the Mikah Development Agreement, and before any development milestones were achieved, the sole owner of Mikah, Mr. Nasrat Hakim, became the President and CEO of the Company. Mikah has accordingly ceased operating and is in the process of winding down and liquidating its assets.

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

For further details on the Mikah Development Agreement, please see Exhibit 10.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2010, with such filing being herein incorporated by reference.

For further details on the termination of the Mikah Development Agreement, please see Exhibit 10.84 of the Quarterly Report on Form 10-Q, filed with the SEC on February 17, 2015, with such filing being herein incorporated by reference.

Terminated Agreement - Development and License Agreement with Hong Kong Based Company

On January 19, 2016, the Development and License Agreement (“D&L Agreement”) between the Company and a private Hong-Kong based company dated March 16, 2012 was terminated. The D&L Agreement was for Elite to develop for the Hong Kong-based Customer a branded prescription pharmaceutical product in the United States. The Hong Kong-based Customer has informed us that it has been in business for more than five years and it has multiple FDA approved manufacturing sites outside of the United States.

Pursuant to the D&L Agreement, the Hong Kong-based Customer engaged Elite to develop and manufacture a prescription pharmaceutical product (the “Prescription Product”), with such development not being successfully completed.

For further details on the D&L Agreement, please refer to Exhibit 10.77 to the Annual Report on Form 10-K filed with the SEC on June 29, 2012.

Other Business Factors and Details

Government Regulation and Approval

The design, development, and marketing of pharmaceutical compounds, on which our success depends, are intensely regulated by governmental regulatory agencies, in particular the FDA. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, injunction actions and criminal prosecution based on products or manufacturing practices that violate statutory requirements. In addition, administrative remedies can involve voluntary withdrawal of products, as well as the refusal of the FDA to approve ANDAs and NDAs. The FDA also has the authority to withdraw approval of drugs in accordance with statutory due process procedures.

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

NDAs and NDAs under Section 505(b) of the Drug Price Competition Act

The FDA approval procedure for an NDA is generally a two-step process. During the Initial Product Development stage, an investigational new drug application (“IND”) for each product is filed with the FDA. A 30-day waiting period after the filing of each IND is required by the FDA prior to the commencement of initial clinical testing. If the FDA does not comment on or question the IND within such 30-day period, initial clinical studies may begin. If, however, the FDA has comments or questions, they must be answered to the satisfaction of the FDA before initial clinical testing may begin. In some instances, this process could result in substantial delay and expense. Initial clinical studies generally constitute Phase I of the NDA process and are conducted to demonstrate the product tolerance/safety and pharmacokinetic in healthy subjects.

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

Compliance with Environmental Laws

We are subject to comprehensive federal, state and local environmental laws and regulations that govern, among other things, air polluting emissions, waste water discharges, solid and hazardous waste disposal, and the remediation of contamination associated with current or past generation handling and disposal activities, including the past practices of corporations as to which we are the legal successor or in possession. We do not expect that compliance with such environmental laws will have a material effect on our capital expenditures, earnings, or competitive position in the foreseeable future. There can be no assurance, however, that future changes in environmental laws or regulations, administrative actions or enforcement actions, or remediation obligations arising under environmental laws will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

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

Dependence on One or a Few Major Customers

Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues, therefore the termination or restructuring of a contract with a customer may result in the loss of material amount or substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have agreements with Epic, Precision Dose and Ascend for the licensing, sales, and distribution of products that we manufacture. We are currently renegotiating a licensing contract with Epic, which may result in the termination of an existing contract or an amended licensing contract that is materially different from that already in place. We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products. Please see the Risk Factor in Part I, Item 1A entitled “We depend on a limited number of customers and any reduction, delay or cancellation of an order from these customers or the loss of any of these customers could cause our revenue to decline.”

Our Reporting Segments

We currently operate in two segments, which are products whose marketing approvals were secured via an ANDA and products whose marketing approvals were secured via a NDA. ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. In the years ended March 31, 2017, 2016 and 2015 revenue from our ANDA segment was $8.6 million, $9.2 million and $5.0 million, respectively. In the years ended March 31, 2017, 2016 and 2015 revenue from our NDA segment was $1.0 million, $3.3 million and $0, respectively.

Segment information is consistent with the financial information regularly by our chief operating decision maker, who we have determined to be the chief executive office, for the purposes of making decisions about allocating resources and assessing performance of the Company. There are currently no intersegment revenues. Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment.

Employees

As of June 7, 2017, we had 46 full time employees. Full-time employees are engaged in operations, administration, research, and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain, and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

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

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.Elitepharma.com under the Investor Relations tab for SEC Filings or by contacting the Investor Relations Department by calling (518) 398-6222 or sending an e-mail message to dianne@elitepharma.com.

ITEM 1A. RISK FACTORS

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

Risks Related to Our Business

Our revenues and operating results could fluctuate significantly

Our revenues and operating results may vary significantly from year-to-year and quarter-to-quarter as well as in comparison to the corresponding quarter of the preceding year. Variations my result from one or more factors, including, without limitation:

•	Timing of approval of applications filed with the FDA;
•	Timing of process validation, product launches and market acceptance of products launched;
•	Changes in the amounts spent to research, develop, acquire, license or promote new and existing products;
•	Results of clinical trial programs;
•	Serious or unexpected health or safety concerns with our products, brand products which we have genericized, products currently under development or any other product candidates;
•	Introduction of new products by others that render our products obsolete or noncompetitive;
•	The ability to maintain selling prices and gross margin on our products;
•	The cost and outcome of litigation, in the event that such occurs in relation to, without limitation, intellectual property issues, regulatory or other matters;
•	The ability to comply with complex and numerous governmental regulations and regulatory authorities which oversee and regulate many aspects of our business and operations;
•	Changes in coverage and reimbursement policies of health plans and other health insurers, including changes to Medicare, Medicaid, and similar state programs, especially in relation to those products that are currently manufactured, under development or identified for future development by the Company;
•	Increases in the cost of raw materials contained within our products;
•	Manufacturing and supply interruptions, including product rejections or recalls due to failure to comply with manufacturing specifications;
•	Timing of revenue recognition relating to our licensing and other agreements;
•	The ability to protect our intellectual property from being acquired by other entities;
•	The ability to avoid infringing the intellectual property of others;
•	Our ability to manage growth and integrate acquired products and assets successfully; and
•	The addition or loss of customers.

We have a relatively limited operating history, which makes it difficult to evaluate our future prospects.

Although we have been in operation since 1990, we have a relatively short operating history and limited financial data upon which you may evaluate our business and prospects. In addition, our business model is likely to continue to evolve as we attempt to expand our product offerings and our presence in the generic pharmaceutical market. As a result, our potential for future profitability must be considered in view of the risks, uncertainties, expenses, and difficulties frequently encountered by companies that are attempting to move into new markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

•	develop new products;
•	obtain regulatory approval of our products;
•	manage our growth, control expenditures and align costs with revenues;
•	attract, retain, and motivate qualified personnel; and respond to competitive developments.

If we do not effectively address the risks we face, our business model may become unworkable and we may not achieve or sustain profitability or successfully develop any products.

We have not been profitable and expect future losses.

To date, we have not been profitable and we may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have sustained losses from operations in each year since our incorporation in 1990. During the years ended March 31, 2017, 2016 and 2015, we incurred net losses from operations of approximately $7.4 million, $8.3 million, and $16.5 million, respectively. We expect to continue to incur losses until we are able to generate sufficient revenues to support our operations and offset operating costs.

We may require additional financing to meet our business objectives

Although we believe that we have adequate financial resources on hand as of March 31, 2017 to support the anticipated commercial launch of SequestOx™ and also ensure operations through March 31, 2018, we cannot assure that we will not need additional funding to accomplish our plans to conduct the clinical development and commercialization of a range of multiple abuse resistant opioids on an accelerated pace.

As of March 31, 2017, we had cash on hand of approximately $10.6 million and a working capital surplus of $15.1 million, and, for the fiscal year ended March 31, 2017, we had losses from operations totaling $7.4 million, net other income totaling $9.3 million and net income of $3.8 million.

On May 1, 2017, we entered into another purchase agreement (the “2017 LPC Purchase Agreement”), together with a registration rights agreement (the “2017 LPC Registration Rights Agreement”), with Lincoln Park. Under the terms and subject to the conditions of the 2017 LPC Purchase Agreement, we have the right to sell to and Lincoln Park is obligated to purchase up to $40 million in shares of our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on June 5, 2017.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all shares under the 2017 LPC Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans. For more information on the Lincoln Park Capital transaction, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Lincoln Park Capital”.

We are anticipating that, with the growth of the current generic product line consisting of generic phentermine tablets and capsules, hydromorphone, naltrexone, methadone, phendimetrazine, isradipine, hydroxyzine and immediate release Lodrane D®, combined with the successful transfer of manufacturing site and commercial launch of the six remaining approved generic products licensed to Epic Pharma LLC which have not yet been commercialized, profit splits earned from the commercial sale of Oxy-IR by Epic, pursuant to the Epic Strategic Alliance Agreement, profit splits earned from the commercial sale of products under the Epic Manufacturing and License Agreement, milestones, revenues and profit splits pursuant to the 2015 SequestOX™ License Agreement, profit splits earned from the commercial sale of Trimipramine pursuant to the Reddy’s Trimipramine Distribution Agreement, revenues and profits earned pursuant to the SunGen Agreement and other opportunities in our pipeline, Elite eventually could be profitable. However, there can be no assurances that we will be able to timely raise additional funds, if needed, on acceptable terms through the 2017 LPC Purchase Agreement or otherwise, that the sales of the current generic product line will continue, that the 12 approved generic products licensed to Epic Pharma LLC will be successfully commercialization and generate future revenues or that the other opportunities in our pipeline will be successfully commercialized. There can also be no assurances of Elite becoming profitable.

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

In addition, since a significant portion of our revenues is derived from a relatively few customers, any financial difficulties experienced by any one of these customers, or any delay in receiving payments from any one of these customers, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Elite’s product pipeline, including its abuse deterrent opioid products, are in various stages of development. Prior to commercialization, product development must be completed that could include scale-up, clinical studies, regulatory filing, regulatory review, approval by the FDA, and/or other development steps. Additionally, Elite has 6 approved generic products for which a site transfer must be completed prior to product launches. For these generic products, Elite must complete site transfer studies, file change being effective in 30 days (“CBE 30”) and await FDA review and approval. Development is subject to risks. We cannot assure you that development will be successful, or that during development unexpected delays might occur or additional costs might be incurred.

The pharmaceutical industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business in relation to product development as well as commercial operations.

Governmental authorities such as the FDA impose substantial requirements on the development, manufacture, holding, labeling, marketing, advertising, promotion, distribution and sale of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures. In addition, before obtaining regulatory approvals for certain generic products, we must conduct limited bioequivalence studies and other research to show comparability to the branded products. A failure to obtain satisfactory results in required pre-marketing trials may prevent us from obtaining required regulatory approvals. The FDA may also require companies to conduct post-approval studies and post-approval surveillance regarding their drug products and to report adverse events.

Before obtaining regulatory approvals for the sale of any of our new product candidates, we must demonstrate through preclinical studies and clinical trials that the product is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and effectiveness of a product. Likewise, we may not be able to demonstrate through clinical trials that a product candidate’s therapeutic benefits outweigh its risks. Even promising results from preclinical and early clinical studies do not always accurately predict results in later, large scale trials. A failure to demonstrate safety and efficacy could or would result in our failure to obtain regulatory approvals. Clinical trials can be delayed for reasons outside of our control, which can lead to increased development costs and delays in regulatory approval. For example, due to competition to enroll patients in clinical trials, there have been instances of delays in clinical development of our products in the past, as a result of patients not enrolling in clinical trials at the rate expected, or patients dropping out of trials after enrolling, at rates that were higher than expected. In addition, we rely on collaboration partners and third party subject matter experts that may recommend changes in trial protocol and design enhancements that are put into effect, or encounter clinical trial compliance-related issues, which may also delay clinical trials. Product supplies may be delayed or be insufficient to treat the patients participating in the clinical trials, or manufacturers or suppliers may not meet the requirements of the FDA or foreign regulatory authorities, such as those relating to Current Good Manufacturing Practices. We also may experience delays in obtaining, or we may not obtain, required initial and continuing approval of our clinical trials from institutional review boards. We cannot confirm to you that we will not experience delays or undesired results in these or any other of our clinical trials.

We cannot confirm to you that the FDA will approve, clear for marketing or certify any products developed by us or that such approval will not subject the marketing of our products to certain limits on indicated use. The FDA may not agree with our assessment of the clinical data or they may interpret it differently. Such regulatory authorities may require additional or expanded clinical trials. Any limitation on use imposed by the FDA or delay in or failure to obtain FDA approvals or clearances of products developed by us would adversely affect the marketing of these products and our ability to generate product revenue, which would adversely affect our financial condition and results of operations.

In addition, with respect specifically to pharmaceutical products, the submission of a New Drug Application (NDA), such as SequestOx™, or ANDA to the FDA with supporting clinical safety and efficacy data, for example, does not guarantee that the FDA will grant approval to market the product. Meeting the FDA’s regulatory requirements to obtain approval to market a drug product, which varies substantially based on the type, complexity and novelty of the pharmaceutical product, typically takes years and is subject to uncertainty.

Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. Although the FDA is not required to follow the recommendations of its Advisory Committees, it usually does. A negative Advisory Committee meeting could signal a lower likelihood of approval, although the FDA may still end up approving our application. Regardless of an Advisory Committee meeting outcome or the FDA’s final approval decision, public presentation of our data may shed positive or negative light on our application.

Some drugs are available in the United States that are not the subject of an FDA-approved NDA. In 2011, the FDA’s Center for Drug Evaluation and Research (“CDER”) Office of Compliance modified its enforcement policy with regard to the marketing of such “unapproved” marketed drugs. Under CDER’s revised guidance, the FDA encourages manufacturers to obtain NDA approvals for such drugs by requiring unapproved versions to be removed from the market after an approved version has been introduced, subject to a grace period at the FDA’s discretion. This grace period is intended to allow an orderly transition of supply to the market and to mitigate any potential related drug shortage. Depending on the length of the grace period and the time it takes for subsequent applications to be approved, this may result in a period of de facto market exclusivity to the first manufacturer that has obtained an approved NDA for the previously unapproved marketed drug. We may seek FDA approval for certain unapproved marketed drug products through the 505(b)(2) regulatory pathway. Even if we receive approval for an NDA under Section 505(b)(2), the FDA may not take timely enforcement action against companies marketing unapproved versions of the drug; therefore, we cannot be sure that that we will receive the benefit of any de facto exclusive marketing period or that we will fully recoup the expenses incurred to obtain an approval. In addition, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, this could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

Moreover, even if our product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

The ANDA approval process for a new product varies in time, is difficult to estimate and can vary significantly, from as little as 10 months from the date of application, to several years or more. Furthermore, ANDA approvals, if granted, may not include all indications for which the Company may seek to market each product.

Further, once a product is approved or cleared for marketing, failure to comply with applicable regulatory requirements can result in, among other things, suspensions or withdrawals of approvals or clearances, seizures or recalls of products, injunctions against the manufacture, holding, distribution, marketing and sale of a product, and civil and criminal sanctions. Furthermore, changes in existing regulations or the adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. Meeting regulatory requirements and evolving government standards may delay marketing of our new products for a considerable period of time, impose costly procedures upon our activities and result in a competitive advantage to larger companies that compete against us.

Based on scientific developments, post-market experience, or other legislative or regulatory changes, the current FDA standards of review for approving new pharmaceutical products, or new indications or uses for approved or cleared products, are sometimes more stringent than those that were applied in the past.

Some new or evolving FDA review standards or conditions for approval or clearance were not applied to many established products currently on the market, including certain opioid products. As a result, the FDA does not have as extensive safety databases on these products as on some products developed more recently. Accordingly, we believe the FDA has expressed an intention to develop such databases for certain of these products, including many opioids. In particular, the FDA has expressed interest in specific chemical structures that may be present as impurities in a number of opioid narcotic active pharmaceutical ingredients, such as oxycodone, which based on certain structural characteristics and laboratory tests may indicate the potential for having mutagenic effects. FDA has required, and may continue to require, more stringent controls of the levels of these impurities in drug products for approval.

Also, the FDA may require labeling revisions, formulation, or manufacturing changes and/or product modifications for new or existing products containing such impurities. The FDA’s more stringent requirements, together with any additional testing or remedial measures that may be necessary, could result in increased costs for, or delays in, obtaining approval for certain of our products in development. Although we do not believe that the FDA would seek to remove a currently marketed product from the market unless such mutagenic effects are believed to indicate a significant risk to patient health, we cannot make any such assurance.

In May of 2016, an FDA advisory panel recommended mandatory training of all physicians who prescribe opioids on the risks of prescription opioids. In 2016, the CDC also issued a guideline for prescribing opioids for chronic pain that provides recommendations for primary care clinicians who are prescribing opioids for chronic pain outside of active cancer treatment, palliative care, and end-of-life care. In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. In either case, any such new regulations or requirements may be difficult and expensive for us to comply with, may delay our introduction of new products, may adversely affect our total revenues, and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

The FDA has the authority to require companies to undertake additional post-approval studies to assess known or signaled safety risks and to make any labeling changes to address those risks. The FDA also can require companies to formulate approved Risk Evaluation and Mitigation Strategies (REMS) to confirm a drug’s benefits outweigh its risks.

The FDA’s exercise of its authority under the FFDCA could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable requirements and costs. Post-marketing studies and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products. Furthermore, the discovery of significant safety or efficacy concerns or problems with a product in the same therapeutic class as one of our products that implicate or appear to implicate the entire class of products could have an adverse effect on sales of our product or, in some cases, result in product withdrawals. The FDA has continuing authority over the approval of an NDA or ANDA and may withdraw approval if, among other reasons, post-marketing clinical or other experience, tests, or data show that a drug is unsafe for use under the conditions upon which it was approved, or if FDA determines that there is a lack of substantial evidence of the drug’s efficacy under the conditions described in its labeling. Furthermore, new data and information, including information about product misuse or abuse at the user level, may lead government agencies, professional societies, practice management groups or patient or trade organizations to recommend or publish guidance or guidelines related to the use of our products, which may lead to reduced sales of our products.

The FDA and the DEA have important and complementary responsibilities with respect to our business. The FDA administers an application and post-approval monitoring process to confirm that products that are available in the market are safe, effective, and consistently of uniform, high quality. The DEA administers registration, drug allotment and accountability systems to satisfy against loss and diversion of controlled substances. Both agencies have trained investigators that routinely, or for cause, conduct inspections, and both have authority to seek to enforce their statutory authority and regulations through administrative remedies as well as civil and criminal enforcement actions. The FDA regulates and monitors the quality of drug clinical trials to provide human subject protection and to support marketing applications. The FDA may place a hold on a clinical trial and may cause a suspension or withdrawal of product approvals if regulatory standards are not maintained. The FDA also regulates the facilities, processes, and procedures used to manufacture and market pharmaceutical products in the U.S. Manufacturing facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with the latest cGMP regulations, which are enforced by the FDA. Compliance with clinical trial requirements and cGMP regulations requires the dedication of substantial resources and requires significant expenditures. In the event an approved manufacturing facility for a particular drug is required by the FDA to curtail or cease operations, or otherwise becomes inoperable, or a third-party contract manufacturing facility faces manufacturing problems, obtaining the required FDA authorization to manufacture at the same or a different manufacturing site could result in production delays, which could adversely affect our business, results of operations, financial condition, and cash flow.

The FDA is authorized to perform inspections of U.S. and foreign facilities under the FFDCA. At the end of such an inspection, FDA could issue a Form 483 Notice of Inspectional Observations, which could cause us to modify certain activities identified during the inspection. Following such inspections, the FDA may issue an untitled letter as an initial correspondence that cites violations that do not meet the threshold of regulatory significance of a Warning Letter. FDA guidelines also provide for the issuance of Warning Letters for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. FDA also may issue Warning Letters and untitled letters in connection with events or circumstances unrelated to an FDA inspection.

Similar to other pharmaceutical companies, during Fiscal 2017, our facilities were subject to routine and new-product related inspections by the FDA. These inspections resulted in FDA Form 483 observations and a warning letter regarding postmarketing adverse drug experience reporting. We have responded to all inspection observations within the required time frame and have implemented, or are continuing to implement, the corrective action plans as agreed with the relevant regulatory agencies. Please also see the risk factor titled “We received a Warning Letter from the U.S. Food and Drug Administration regarding Postmarketing Adverse Drug Experience reporting. The Warning Letter does not restrict the production or shipment of any of the Company’s products, or the sale or marketing of the Company’s products, however, unless and until the Company is able to correct the outstanding issues identified, to the FDA’s satisfaction, the FDA may withhold approval of pending drug applications or take other actions that would have a material adverse impact on the Company”.

Many of our products contain controlled substances. The stringent DEA regulations on our use of controlled substances include restrictions on their use in research, manufacture, distribution, and storage. A breach of these regulations could result in imposition of civil penalties, refusal to renew or action to revoke necessary registrations, or other restrictions on operations involving controlled substances. In addition, failure to comply with applicable legal requirements subjects the manufacturing facilities of our subsidiaries and manufacturing partners to possible legal or regulatory action, including shutdown. Any such shutdown may adversely affect their ability to supply us with product and thus, our ability to market affected products. This could have a negative impact on our business, results of operations, financial condition, cash flows and competitive position. See also the risk described under the caption “The DEA limits the availability of the active ingredients used in many of our current products and products in development, as well as the production of these products, and, as a result, our procurement and production quotas may not be sufficient to meet commercial demand or complete clinical trials.” In addition, we are subject to the Federal Drug Supply Chain Security Act (DSCSA). The U.S. government has enacted DSCSA which requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will be effective incrementally over a 10-year period. Compliance with DSCSA and future U.S. federal or state electronic pedigree requirements may increase our operational expenses and impose significant administrative burdens.

We cannot determine what effect changes in regulations or legal interpretations or requirements by the FDA or the courts, when and if promulgated or issued, may have on our business in the future. Changes could, among other things, require different labeling, monitoring of patients, interaction with physicians, education programs for patients or physicians, curtailment of necessary supplies, or limitations on product distribution. These changes, or others required by the FDA or DEA could have an adverse effect on the sales of these products. The evolving and complex nature of regulatory science and regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that, from time to time, we will be adversely affected by regulatory actions despite our ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

Furthermore, once a product receives marketing approval, the manufacturing, distribution, processing, formulation, packaging, labeling, promotion and sale of our products are subject to extensive regulation by federal agencies, including, without limitation, the FDA, DEA, FTC, Consumer Product Safety Commission, and Environmental Protection Agency, among others. We are also subject to state and local laws, regulations, and agencies in New Jersey and elsewhere. Such regulations are also subject to change by the relevant federal, state and local agencies. For instance, beginning from January 1, 2015, manufacturers, wholesale distributors, and repackagers of certain prescription drugs are required to provide and capture certain product tracing information under the Drug Quality and Security Act (“DQSA”). Title II of the DQSA, referred to as the Drug Supply Chain Security Act, requires companies in certain prescription drugs’ chain of distribution to build electronic, interoperable systems to identify and trace the products as they are distributed in the United States. Compliance with the DQSA or any future federal or state electronic pedigree requirements may increase the Company's operational expenses and impose significant administrative burdens.

Regulatory agencies such as the FDA regularly inspect our manufacturing facilities and the facilities of our third-party suppliers. The failure of the Northvale Facility, or a facility of one of our third-party suppliers, to comply with applicable laws and regulations may lead to breach of representations made to our customers or to regulatory or government action against us related to products made in that facility. We have in the past received and successfully resolved Form 483 observations from the FDA regarding certain operations within our manufacturing network. Although we remain committed to continuing to improve our quality control and manufacturing practices, we cannot be assured that the FDA will continue to be satisfied with our quality control and manufacturing systems and standards. If we receive any future FDA observations, we may be subject to regulatory action including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Further, other federal agencies, our customers and partners in our alliance, development, collaboration, and other partnership agreements with respect to our products and services may take any such Form 483 observations into account when considering the award of contracts or the continuation or extension of such partnership agreements. If we receive any future Form 483 observations or warning letters from the FDA, our business, consolidated results of operations and consolidated financial condition could be materially and adversely affected.

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

Compliance with federal and state and local law regulations, including compliance with any newly enacted regulations, requires substantial expenditures of time, money, and effort to ensure full technical compliance. Failure to comply with the FDA, DEA, EPA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, exposure to product liability claims, total or partial suspension of production or distribution, suspension of the FDA’s review of NDAs or ANDAs, enforcement actions, injunctions and civil or criminal prosecution, any of which could have a material and adverse effect on our business, results of operations and financial condition.

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

This regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of our product candidates, is lengthy, expensive, and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that our product candidates are both safe and effective for each indication where approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity, and novelty of the pharmaceutical product. We cannot predict if or when we might submit for regulatory approval any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use.

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

We have entered into several collaborations and licensing arrangements for the development of products. However, there can be no assurance that any of these agreements will result in FDA approvals, or that we will be able to market any such finished products at a profit. Collaboration and licensing arrangements pose the following risks:

•	collaborations and licensing arrangements may be terminated, in which case we will experience increased operating expenses and capital requirements if we elect to pursue further development of the related product candidate;
•	collaborators and licensees may delay clinical trials and prolong clinical development, under-fund a clinical trial program, stop a clinical trial, or abandon a product candidate;
•	expected revenue might not be generated because milestones may not be achieved and product candidates may not be developed;
•	collaborators and licensees could independently develop, or develop with third parties, products that could compete with our future products;
•	the terms of our contracts with current or future collaborators and licensees may not be favorable to us in the future;
•	a collaborator or licensee with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;
•	disputes may arise delaying or terminating the research, development, or commercialization of our product candidates, or result in significant and costly litigation or arbitration; and
•	one or more third-party developers could obtain approval for a similar product prior to the collaborator or licensee resulting in unforeseen price competition in connection with the development product.

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

We currently hold eleven patents and we have four patent applications. We intend to file further patent applications in the future. We cannot be certain that our pending patent applications will result in the issuance of patents. If patents are issued, third parties may sue us to challenge our patent protection, and although we know of no reason why they should prevail, it is possible that they could. In addition to modification or revocation of patents in legal proceedings, issued patents may later be modified or revoked by the U.S. Patent and Trademark Office or by analogous foreign offices. It is likewise possible that our patent rights may not prevent or limit our present and future competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

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

We rely particularly on trade secrets, unpatented proprietary expertise and continuing innovation that we seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees, and consultants. We cannot provide assurance that these agreements will not be breached or circumvented. We also cannot be certain that there will be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. We cannot be sure that our trade secrets and proprietary technology will not otherwise be obtained by other entities or become known, obtained, or independently developed by our competitors or by other entities. We also cannot be sure that, if patents are not issued with respect to products arising from research, we will be able to maintain the confidentiality of information relating to these products. In addition, efforts to ensure our intellectual property rights can be costly, time-consuming, and/or ultimately unsuccessful.

Litigation is common in the pharmaceutical industry, and can be protracted and expensive and could delay and/or prevent entry of our products into the market, which, in turn, could have a material adverse effect on our business.

Litigation concerning patents and proprietary rights can be protracted and expensive. Companies routinely bring litigation against applicants and allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an applicant. Elite develops, owns, and/or manufactures generic and branded pharmaceutical products and such drug products may be subject to such litigation. Litigation often involves significant expense and can delay or prevent introduction or sale of our products.

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

Please also see “Item 3. Legal Proceedings” below for further details.

The pharmaceutical industry is highly competitive and subject to rapid and significant technological change, which could impair our ability to implement our business model.

The pharmaceutical industry is highly competitive, and we may be unable to compete effectively. In addition, the pharmaceutical industry is undergoing rapid and significant technological change, and we expect competition to intensify as technical advances in each field are made and become more widely known. An increasing number of pharmaceutical companies have been or are becoming interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. We expect that competition in the field of drug delivery will increase in the future as other specialized research and development companies begin to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in specialized drug delivery companies. Many of our competitors have longer operating histories and greater financial, research and development, marketing, and other resources than we do. Such companies may develop new formulations and products, or may improve existing ones, more efficiently than we can. Our success, if any, will depend in part on our ability to keep pace with the changing technology in the fields in which we operate.

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

Some of these factors are not within our control, and our products may not achieve expected levels of market acceptance. Additionally, continuing and increasingly sophisticated studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others which can call into question the utilization, safety, and efficacy of previously marketed products. In some cases, studies have resulted, and may in the future result, in the discontinuance of product marketing or other risk management programs such as the need for a patient registry.

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

We may experience pricing pressure on the price of our products due to social or political pressure to lower the cost of drugs, which would reduce our revenue and future profitability.

We may experience downward pricing pressure on the price of our products due to social or political pressure to lower the cost of drugs, which would reduce our revenue and future profitability. Recent events have resulted in increased public and governmental scrutiny of the cost of drugs, especially in connection with price increases following companies’ acquisition of the rights to certain drug products. In particular, U.S. federal prosecutors have issued subpoenas to pharmaceutical companies seeking information about drug pricing practices. In addition, the U.S. Senate is publicly investigating a number of pharmaceutical companies relating to drug-price increases and pricing practices. Our revenue and future profitability could be negatively affected if these inquiries were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products.

In addition, in September 2016, a group of U.S. Senators introduced legislation that would require pharmaceutical manufacturers to justify price increases of more than 10% in a 12-month period, and a large number of individual States have introduced legislation aimed at drug pricing regulation, transparency or both. Our revenue and future profitability could be negatively affected by the passage of these laws or similar federal or state legislation. Pressure from social activist groups and future government regulations may also put downward pressure on the price of drugs, which could result in downward pressure on the prices of our products in the future.

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

In addition, some materials used in our products are currently available from only one supplier or a limited number of suppliers and there is a risk of a sole approved supplier significantly raising prices. Please note that such an occurrence has taken place recently, wherein significant price increases from a sole supplier greatly reduced profit margins, sales, and delayed product launches. These occurrences were ultimately resolved by the successful FDA approval of an alternate supplier, with such approval process being lengthy and costly.

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

Even if regulatory approval is obtained for a particular product candidate, the FDA and foreign regulatory authorities may, nevertheless, impose significant restrictions on the indicated uses or marketing of such products, or impose ongoing requirements for post-approval studies. Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations, such as safety reporting requirements, and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. If we become aware of previously unknown problems with any of our product candidates here or overseas or at our contract manufacturers’ facilities, a regulatory agency may impose restrictions on our products, our contract manufacturers or on us, including requiring us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our products, implement changes to or obtain re-approvals of our contract manufacturers’ facilities or withdraw the product from the market. In addition, we may experience a significant drop in the sales of the affected products, our reputation in the marketplace may suffer and we may become the target of lawsuits, including class action suits. Moreover, if we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution. Any of these events could harm or prevent sales of the affected products or could substantially increase the costs and expenses of commercializing and marketing these products.

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

Our pipeline of products under development include products that would be filed as branded pharmaceuticals and if generic manufacturers use litigation and regulatory means to obtain approval for generic versions of one or more of such branded drugs, our sales may be adversely affected.

Under the Hatch-Waxman Act, the FDA can approve an ANDA for a generic bioequivalent version of a previously approved drug, without undertaking the full clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its generic product is bioequivalent to the branded product.

Our product development pipeline includes a range of abuse resistant opioid products, with full clinical testing activity being currently planned, in progress or successfully completed. In recent years, various generic manufacturers have filed ANDAs seeking FDA approval for generic versions of opioids and opioids with abuse resistant characteristics. In connection with our filings, these manufacturers may challenge the validity and/or enforceability of one or more of the underlying patents protecting our products. While it is the Company’s intention to vigorously defend, and pursue all available legal and regulatory avenues in defense of the intellectual property rights protecting our products, it must also be stressed that litigation is inherently uncertain and we cannot predict the timing or outcome of our efforts. There can also be no assurance that our efforts in defense of the intellectual property rights protecting our products will be successful.

If we are not successful in defending our intellectual property rights, or opt to settle, or if a product’s marketing exclusivity rights expire or become otherwise unenforceable, our competitors could ultimately launch generic versions of one or more of our branded products, after such products have been approved by the FDA, which could significantly decrease our revenues and could have a material adverse effect on our business, financial conditions, results of operations and cash flow. Furthermore, such a material adverse effect may result in a material adverse effect on our share price.

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

The impact of such future litigation, if any, legislative proposals, and potential future court decisions is uncertain, and there can be no assurances that such impact will not have an adverse effect on the Company’s business, its financial condition, results of operations, cash flows and its stock price.

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

Intangible assets represent a significant portion of our assets. As of March 31, 2017, intangible assets were approximately $6.4 million, or approximately 19% of our assets.

Generally accepted accounting principles in the United States (“GAAP”) requires that intangible assets be subject to regular impairment analysis to determine if changes in circumstances indicate that the value of the asset as recorded may not be recoverable. Such events or changes in circumstances are an inherent risk in the pharmaceutical industry and often cannot be predicted. However, should a change in circumstance occur, requiring the impairment of an intangible asset, the result of such an impairment may have an adverse material effect on our business, financial condition, results of operations, cash flows and stock price.

Our products contain narcotic ingredients. As a result of reports of misuse or abuse of prescription narcotics, the sale of such drugs may be subject to increased litigation risk and new regulation, including the development of Risk Evaluation and Mitigation Strategy (“REMS”), which may prove difficult or expensive to comply with.

Many of our current products and products under development contain narcotics. Misuse or abuse of such drugs can lead to physical or other hard. The FDA and/or the DEA may impose new regulations concerning the manufacture, storage, transportation, distribution, and sale of prescription narcotics. Such regulations may include new labeling requirements, the development and implementation of a formal REMS, restrictions on prescription and sale of such products and mandatory reformulation in order to make abuse of such products more difficult. In 2007, Congress passed legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate REMS to confirm a drug’s benefits exceed its risks. In 2011, the FDA issued letters to manufacturers of long-acting and extended-release opioids requiring them to develop and submit to the FDA a post-market REMS plan to require that training is provided to prescribers of these products and that information is provided to prescribers that they can use in counseling patients on the risks and benefits of opioid drug use. Elite does not currently own a product that requires a REMS plan, but some of the products in our pipeline may require a REMS plan. The Obama administration has also released a comprehensive action plan to reduce prescription drug abuse, which may include proposed legislation to amended existing controlled substances laws to require healthcare practitioners who request DEA registration to prescribe controlled substances to receive training on opioid prescribing practices as a condition of registration. In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse.

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

Our future revenues and profitability is significantly dependent on our ability to successfully commercialize new branded and generic pharmaceutical products in a timely manner. Accordingly, we must continually develop, test, file, receive marketing authorization and manufacture new products. While we are currently developing products, and have plans in place for future products beyond those currently in development, there can be no assurances that any of these products will receive marketing authorization and achieve commercialization. In addition, even if a product receives marketing authorization, there can be no assurances that there will be future revenues or profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure the marketing authorization and create/support the infrastructure required for the commercial manufacture of such product.

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

If any of our manufacturing facilities, quality and regulatory operations and other business and commercial functions fail to comply with complex and numerous regulatory requirements or encounter other manufacturing difficulties, it could adversely affect our ability to supply products. All facilities and manufacturing processes used for the manufacture of pharmaceutical products must be operated in conformity with cGMP and, in the case of controlled substances, DEA regulations. Compliance with the FDA’s cGMP and DEA requirements applies to both drug products seeking regulatory approval and to approved drug products. In complying with cGMP requirements, pharmaceutical manufacturing facilities must continually expend significant time, money and effort in production, record-keeping and quality assurance and control so that their products meet applicable specifications and other requirements product safety, efficacy, and quality. Failure to comply with applicable legal requirements subjects our manufacturing facilities to possible legal or regulatory action, including, without limitation, shutdown, which may adversely affect our ability to manufacture product. Were we not able to manufacture products at our manufacturing facilities because of regulatory, business or any other reason, the manufacture and marketing of these products would be interrupted. This could have a material adverse impact on our business, results of operations, financial condition, cash flows, competitive position, and stock price.

The DEA limits the availability of the active ingredients used in many of our current products and products in development, as well as the production and distribution of these products, and, as a result, our procurement, production, and distribution quotas may not be sufficient to meet commercial demand or complete clinical trials.

The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. The active ingredients in some of our current products and products in development, including, without limitation, hydromorphone, methadone, phentermine, phendimetrazine and oxycodone, are listed by the DEA as Scheduled substances under the Controlled Substances Act of 1970. Consequently, their manufacture, shipment, storage, sale, and use are subject to a high degree of regulation. Furthermore, the DEA limits the availability of the active ingredients used in many of our current products and products in development and we and/or our contract customers and suppliers, must annually apply to the DEA for procurement quotas in order to obtain and distribute these substances. As a result, our procurement and production quotas may not be sufficient to meet commercial demand or to complete clinical trials. Moreover, the DEA may adjust these quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Any delay or refusal by the DEA in establishing our quotas, or modification of our quotas, for controlled substances could delay or result in the stoppage of our clinical trials or product launches, or could cause trade inventory disruptions for those products that already been launched, which could have a material adverse effect on our business, financial position, cash flows and stock price.

Sales of our products may be adversely affected by the continuing consolidation within the retail and wholesale pharmaceutical markets.

Our products, whether sold directly by the Company or through third parties that are licensed to market and distribute our products are sold in large part to a market that is comprised of a relatively few retail drug chains, wholesalers, and managed care organizations, with such entities continuing to undergo consolidation. Such consolidation may provide these customers or our products with additional purchasing leverage, and consequently, may increase the pricing pressures faced by us. Additionally, the emergence of large buying groups representing independent retail pharmacies, and the prevalence and influence of managed care organizations and similar institutions, enable those groups to extract price discounts on our products.

In addition, our revenues and quarterly results comparisons may also be affected by fluctuations in the buying patterns of retail chains, major distributors, and other trade buyers.

Any delays or unanticipated expenses in connection with the operation of our limited number of facilities could have a material adverse effect on our business.

All of our manufacturing operations are conducted at the Northvale Facility. A significant disruption at this facility, even on a short-term basis, whether due to, without limitation, an adverse quality or compliance observation, including a total or partial suspension of production and/or distribution by regulatory authorities, an act of God, civil or political unrest, force majeure situation or other events could impair our ability to produce and ship products on a timely basis, and could, among other consequences, subject us to exposure to claims from customers. Any of these events could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Our business is dependent on market perceptions of us and the safety and efficacy or our products. Negative publicity relating to us or our products could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Market perceptions or our business are important to us, especially market perceptions of the safety and quality of our products. If any of our products or similar products that other companies distribute are subject to market withdrawal, recall, or are proven to be, or are claimed to be, harmful to consumers, then this could have a material adverse effect on our business, results of operations, financial condition, and cash flows. Furthermore, due to the importance of market perceptions, negative publicity associated with product quality, illness or other adverse effects resulting from, or perceived to be resulting from, our products, or similar products made by other companies, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We may discontinue the manufacture and distribution of certain existing products, which may adversely affect our business, results of operations, financial condition, and cash flows.

As part of regular evaluations of product performance, we may determine that it is in our best interest to discontinue the manufacture and distribution of certain of our products. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the appropriate products to discontinue or that a decision to discontinue various products is prudent if market conditions change. In addition, there can be no assurances that the discontinuance of products will reduce operating expense or no cause the incurrence of material charges associated with such a decision. Furthermore, the discontinuance of existing products, entails various risks, including, without limitation, the ability to find a purchaser for such products, if there is a decision to sell the product, as well as the risk that the purchase price obtained will not be equal to at least the book value of the net assets relating to such products. Other risks associated with a product discontinuance, include, without limitation, managing the expectations of and maintaining good relations with our customers who previously purchased a discontinued product from us, and the effects such would have on future sales to these customers. We may also incur significant liabilities and costs associated with our product discontinuance. All of the foregoing could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

The development of branded products requires significant resources from the Company, as well as the potential for resources being acquired through collaborations, in-licensing, or third party product acquisitions. The development of proprietary branded drugs involves processes and expertise that is different from that required by the development of generic products, resulting in an increased risk profile for branded development. For example, the time frame from discovery to commercial launch of a branded product can be more than 10 years, involving multiple stages which may consist of intensive preclinical and clinical testing and a highly complex, lengthy, and expensive approval process. The longer time frames and increased costs adds increasing risk of achieving product approvals, and if approved, our ability to recover development costs and generate profits.

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

Completion of clinical trials for our product candidates may be delayed or halted for the reasons noted above in addition to many other reasons, including, without limitation:

•	Delays in patient enrollment, and variability in the number and types of patients available for clinical trials;
•	Regulators or institutional review boards may not allow us to commence or continue a clinical trial;
•	Our inability, or the inability of our partners, if any, to manufacture or obtain from third parties those materials required to complete clinical trials;
•	Delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective clinical trial sites;
•	Risks associated with trial design, which may result in a failure of the trial to show statistically significant results even if the product candidate is effective;
•	Difficulty in maintaining contact with patients after treatment commences, resulting in incomplete data
•	Poor effectiveness of product candidates during clinical trials;
•	Safety issues, including adverse events associated with product candidates;
•	Failure of patients to complete clinical trials due to adverse side effects, dissatisfaction with the product candidate, or other reasons;
•	Governmental or regulatory delays or changes in regulatory requirements, policy, and guidelines; and
•	Varying interpretation of data by the FDA or other relevant regulatory authorities.

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

We design the clinical trials for our product candidates, but rely on contract research organizations and other third parties to assist us in managing, monitoring and otherwise carrying out these trials, including, without limitation, with respect to site selection, contract negotiation, analytical testing, and data management. We do not control these third parties and, as a result, delays may occur as a result of the priorities and operations of these third parties differing from those which we may feel would be most optimal to the completion of such activities in the most efficient manner possible.

Although we rely on third parties to conduct our clinical trials and related activities, we are responsible for confirming that each of our clinical trials is conducted in accordance with our general investigational plan and protocol. Moreover, the FDA and other relevant regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices and good laboratory practices, for conducting, recording, and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. The FDA enforces good clinical practices and good laboratory practices through periodic inspections of trial sponsors, principal investigators, and trial sites. If we, our contract research organizations, or our study sites fail to comply with applicable good clinical practices and good laboratory practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with good clinical practices and good laboratory practices. In addition, our clinical trials must be conducted with product manufactured under the FDA’s current Good Manufacturing Practices, or cGMP, regulations. Our failure or the failure of our contract manufacturers if any are involved in the process, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If third parties do not successfully carry out their duties under their agreements with us, if the quality or accuracy of the data they obtain is compromised due to failure to adhere to our clinical protocols or regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, our clinical trials may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our clinical trials may be extended, delayed, suspended, or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates, which could have a material adverse effect on our business, results of operations and financial condition.

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

Reports of adverse reactions to counterfeit drugs or increased levels of counterfeiting could materially affect patient confidence in the authentic product. It is possible that adverse events caused by unsafe counterfeit products will mistakenly be attributed to the authentic product. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels could adversely impact patient safety, our reputation, and our business.

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

Under these arrangements, from time to time, customers are given credits on our generic products that are held by them in inventory after there is a decrease in the market prices of the same generic products due to competitive pricing. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, the price of our products would also likely be reduced. As a result, we, or are marketing partners, would be obligated to provide credits to our customers who are then holding inventories of such products, which could reduce sales revenue, profit splits, license fees and gross margin for the period the credit is provided. Like most competitors in this market, our marketing partners, or us in the case of prospective direct sales made by the Company, also give credits for chargebacks to wholesalers that have contracts with our marketing partners, or us, prospectively, for their sales to hospitals, group purchasing organizations, pharmacies, or other customers. A chargeback is the difference between the price the wholesaler pays and the price that the wholesaler’s end-customer pays for a product. Although, our marketing partners establish, and prospectively we would also establish reserves based on prior experience and best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that such reserves established are adequate or that actual product returns, rebates, allowances, and chargebacks will not exceed estimates.

Unstable economic conditions may adversely affect our industry, business, results of operations and financial condition.

The global economy has undergone a period of significant volatility which has led to diminished credit availability, declines in consumer confidence, and increases in unemployment rates. There remains caution about the stability of the U.S. economy, and we cannot assure that further deterioration in the financial markets will not occur. These economic conditions have resulted in, and could lead to further, reduced consumer spending related to healthcare in general and pharmaceutical products in particular.

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

We received a Complete Response Letter from the FDA that indicated that our SequestOx™ NDA is not ready for approval in its present form. While we plan on proceeding with our application for SequestOx™, we cannot assure if or whether our efforts will be successful. If we are unable to obtain approval for SequestOx™ or if we incur significant costs or delays in obtaining such approval, our ability to commercialize SequestOx™ may be materially adversely affected.

In July 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, we met with the FDA for an end-of-review meeting to discuss steps that we could take to obtain approval of SequestOx. Based on the FDA response, we believe there is a path forward to address the issues cited in the CRL, with such path forward including modification of the SequestOx formulation, and the successful completion of in vitro and in vivo studies. If we are unable to modify the formulation or if we are unable to successfully complete the required studies, we will not meet the requirements specified by the FDA for resubmission of the NDA. Furthermore, there can be no assurances given that the FDA will eventually approve our NDA. If we are unable to obtain approval for SequestOx, or if we incur significant costs or delays in obtaining such approval, our ability to commercialize SequestOx may be materially adversely affected. Furthermore, in the event that the Company does receive marketing approval for SequestOx™, there can be no assurances of the Company realizing future revenues or profits related to this product, or that any such future revenues and profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

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

Elite takes the matters identified in the Warning Letter seriously and is currently addressing the deficiencies cited in the letter. The Company has been cooperating with the FDA to resolve any outstanding issues. The Warning Letter does not restrict the production or shipment of any of the Elite’s products, or the sale or marketing of the Company’s products, however unless and until the Company is able to correct outstanding issues to the FDA’s satisfaction, the FDA may withhold approval of pending drug applications or take other actions that would have a material adverse impact on the Company. Please note that there can be no assurances that the Company will correct outstanding issues to the FDA’s satisfaction, nor can there be any assurances of the FDA granting approval of pending drug applications in the event of the Company’s successful resolution, to the satisfaction of the FDA of the issues identified in the Warning Letter.

Our operations could be disrupted if our information systems fail, if we are unsuccessful in implementing necessary upgrades or if we are subject to cyber-attacks.

Our business depends on the efficient and uninterrupted operation of our computer and communications systems and networks, hardware and software systems and our other information technology. We collect and maintain information, which includes confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. Data maintained in digital form is subject to risk of cyber-attacks, which are increasing in frequency and sophistication. Cyber-attacks could include the deployment of harmful malware, viruses, worms, and other means to affect service reliability and threaten data confidentiality, integrity and availability. Despite our efforts to monitor and safeguard our systems to prevent data compromise, the possibility of a future data compromise cannot be eliminated entirely, and risks associated with intrusion, tampering, and theft remain. In addition, we do not have insurance coverage with respect to system failures or cyber- attacks. A failure of our systems, or an inability to successfully expand the capacity of these systems, or an inability to successfully integrate new technologies into our existing systems could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We also have outsourced significant elements of our information technology infrastructure to third parties, some of which may be outside the U.S. Accordingly, significant elements of our information technology infrastructure, require our management of multiple independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions. The size and complexity of our and our vendors’ systems and the large amounts of confidential information that is present on them also makes them potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, partners, or vendors, or from attacks by malicious third parties.

The Company and its vendors’ sophisticated information technology operations are spread across multiple, sometimes inconsistent, platforms, which pose difficulties in maintaining data integrity across systems. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional or improper dissemination or destruction of confidential information stored in the Company’s systems.

Risk Related to Our Common Stock

Our stock price has been volatile and may fluctuate in the future.

The market price for the publicly traded stock of pharmaceutical companies is generally characterized by high volatility. There has been significant volatility in the market prices for our Common Stock. For the twelve months ended March 31, 2017, the closing sale price on the OTC Bulletin Board (“OTC-BB”) of our Common Stock fluctuated from a high of $0.38 per share to a low of $0.13 per share. The price per share of our Common Stock may not exceed or even remain at current levels in the future. The market price of our Common Stock may be affected by a number of factors, including, without limitation:

•	Results of our clinical trials;
•	Approval or disapproval of our ANDAs or NDAs;
•	Announcements of innovations, new products, or new patents by us or by our competitors;
•	Announcements of other material events;
•	Governmental regulation;
•	Patent or proprietary rights developments;
•	Proxy contests or litigation;
•	News regarding the efficacy of, safety of or demand for drugs or drug technologies;
•	Economic and market conditions, generally and related to the pharmaceutical industry;
•	Healthcare legislation;
•	Changes in third-party reimbursement policies for drugs; and
•	Fluctuations in our operating results.

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

On May 1, 2017, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $40,000,000 of our common stock. Concurrently with the execution of the Purchase Agreement, we issued 5,540,550 shares of our common stock to Lincoln Park as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. Furthermore, for each additional purchase by Lincoln Park, additional commitment shares in commensurate amounts up to a total of 5,540,550 shares will be issued based upon the relative proportion of the aggregate amount of $40,000,000 purchased by Lincoln Park. The purchase shares that may be sold pursuant to the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after June 5, 2017. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. Lincoln Park may ultimately purchase all, some, or none of the shares of our common stock that may be sold pursuant to the Purchase Agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares.

In addition, as of June 7, 2017, there were outstanding shares of preferred stock convertible into approximately 158 million shares of Common Stock and warrants to purchase an aggregate of approximately 88.4 million shares of Common Stock at exercise prices of $0.0625 to $0.1521 per share, vested options to purchase an aggregate of approximately 4.9 million shares at a weighted average exercise price of $0.19. Additional shares of Common Stock may be issuable as a result of anti-dilution provisions in the outstanding preferred stock and warrants.

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

The issuance of our common stock to Directors, Employees, and Consultants in payment of fees and salaries cause dilution and the sale of these shares of common stock so issued, or the perception that sales of these shares so issued may occur, could cause the price of our common stock to fall.

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

The issuance of additional shares of our Common Stock, including those shares issued pursuant to conversion of convertible preferred shares, or the issuance of shares of an additional series of preferred stock could be used to make a change of control of us more difficult and expensive. Under certain circumstances, such shares could be used to create impediments to, or frustrate persons seeking to cause, a takeover or to gain control of us. Such shares could be sold to purchasers who might side with our Board of Directors in opposing a takeover bid that the Board of Directors determines not to be in the best interests of our shareholders. It might also have the effect of discouraging an attempt by another person or entity through the acquisition of a substantial number of shares of our Common Stock to acquire control of us with a view to consummating a merger, sale of all or part of our assets, or a similar transaction, since the issuance of new shares could be used to dilute the stock ownership of such person or entity.

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

The consolidated financial statements included in this Annual Report on Form 10-K are prepared in accordance with GAAP. This involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, mezzanine equity, stockholders’ equity, operating revenues, costs of sales, operating expenses, other income, and other expenses. Estimates, judgments, and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, mezzanine equity, stockholders’ equity, operating revenues, costs of sales, operating expenses, other income and other expenses.

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

This restatement (including the review of the errors in accounting that made such restatement necessary) has been time consuming and expensive, requiring the incurrence of substantial and unanticipated expenses and costs, including, without limitation, audit, legal, consulting, research and other professional fees in connection to the identification and correction of errors in accounting, restatement of previously issued financial statements and the remediation of material weaknesses in our system of internal controls over financial reporting. In an event of and to the extent that the actions taken to remediate the weaknesses in our system controls over financial reporting are not successful, we could be forced to incur additional time and expense. Furthermore, there is generally an increased risk of shareholder, governmental, or other actions in connection with the restatement of financial statements, with any such proceedings, regardless of outcome, usually consuming a significant amount of management’s time and attention as well as related legal, accounting and other costs. In situations of a company not prevailing in any such proceedings, there is the possibility of substantial damages or settlement costs being required of the company that did not prevail.

We have previously identified material weaknesses in our internal control over financial reporting which could adversely affect our ability to report our financial condition, cash flows and results of operations in a timely and accurate manner and/or increase the risk of future misstatements, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

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

Management determined that we did not maintain effective internal controls over financial reporting as of the fiscal year ended March 31, 2016 due to the existence of the following material weaknesses identified by management: We did not maintain adequate segregation of duties in our accounting and financial reporting process. We have not appropriately restricted access to our accounting applications to appropriate users and we do not have processes in place that ensure that appropriate segregation of duties is maintained. Certain personnel have access to financial applications, programs, and data beyond that needed to perform their individual job responsibilities and without independent monitoring. This allows for the creation, review and processing of certain financial data without independent review and authorization. There are also certain financial personnel that have incompatible duties, including in the areas of cash disbursements, payroll, and journal entry reviews. We have not yet completed the process of assigning different people the responsibilities of authorizing transactions, recording transactions, and maintaining custody of assets to sufficiently reduce the opportunities to allow any person to be in a position to both perpetrate and conceal errors or fraud in the normal course of the person’s duties. Particularly in the areas of purchases, cash disbursements, journal entry review and payroll, certain individuals have incompatible duties that limit our ability to identify and detect errors or fraud that may occur.

We identified and implemented remediation actions. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017, with such assessment being pursuant to the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment, we determined that, based on those criteria, as of March 31, 2017, the Company’s internal control over financial reporting is effective.

We regularly review and evaluate internal controls systems to allow management to report on the effectiveness of our internal controls over financial reporting, and there can be no assurances of Management’s continued assertion of effective internal controls over financial reporting. We may discover additional weaknesses in our internal controls over financial reporting or disclosure controls and procedures, or may determine that existing controls are no longer effective. The next time we evaluate our internal controls over financial reporting and disclosure controls and procedures, if we identify one or more new material weaknesses or have been unable to timely remediate our existing material weaknesses, we would be unable to conclude that our internal controls over financial reporting or disclosure controls and procedures are effective. If we are unable to conclude that our internal controls over financial reporting or our disclosure controls and procedures are effective, or if our independent registered public accounting firm expresses an opinion that our internal controls over financial reporting is ineffective, we may not be able to report our financial condition and results of operations in a timely and accurate manner, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. In addition, any potential future restatements could subject us to additional adverse consequences, including sanctions by the SEC, shareholder litigation and other adverse actions. Moreover, we may be the subject of further negative publicity focusing on such financial statement adjustments and resulting restatement and negative reactions from our shareholders, creditors, or others with whom we do business. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.

Our Common Stock is considered a “penny stock”. The application of the “penny stock” rules to our Common Stock could limit the trading and liquidity of our Common Stock, adversely affect the market price of our Common Stock, and increase the transaction costs to sell shares of our Common Stock.

Our common stock is a “low-priced” security or “penny stock” under rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will likely decrease the willingness of broker-dealers to make a market in our Common Stock, will decrease liquidity of our Common Stock and will increase transaction costs for sales and purchases of our Common Stock as compared to other securities.

Our Common Stock is quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is a quotation system, not an issuer listing service, market, or exchange, therefore, buying and selling stock on the Over-the-Counter Bulletin Board is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult to sell our Common Stock for an optimum trading price or at all.

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

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of the order entry. Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received, and processed by the OTCBB. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not be able to sell shares of Common Stock at the optimum trading prices.

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

The Series J Convertible Preferred Stock includes a provision for the payment of an annual dividend equal to twenty percent of the stated value of outstanding shares, beginning four years subsequent to the date of issuance of share of Series J Convertible Preferred if the Company is unable to obtain shareholder approval of an increase in authorized shares of Common Stock. These dividends may require expenditure of Company resources in the future, and they may make it difficult to sell our Common Stock for an optimum trading price or at all.

The Company issued 23.0344 shares of Series J Convertible Preferred Stock (“Series J Preferred”) in April 2017, with such shares having an aggregate stated value of $23.0 million and are convertible, four years subsequent to their date of issue, into 158.0 million shares of Common Stock. The Company does not have sufficient unissued and unreserved shares in its currently authorized share capital, and would require shareholder approval to increase the number of authorized shares to an amount that is sufficient to allow the issuance of Common Stock pursuant to a future conversion of Series J Preferred (the “Shareholder Approval”). In the event that such an increase in authorized shares is not approved by the shareholders on or before four years of the issuance of the Series J Preferred shares, holders of Series J Preferred shares are entitled to an annual dividend equal to twenty percent of the stated value of Series J Preferred shares held, with such dividends accruing from the date that is 4 years subsequent to the date of issuance of each share of Series J Preferred. This dividend is payable in cash, if such is legally available for the payment of this dividend, or payable by the issuance of additional shares of Series J Preferred. Accordingly, in the event that dividends become payable on Series J Preferred because the Company did not timely obtain Shareholder Approval, the Company will be required to use its cash resources to pay these dividends, if such cash is legally available for the payment of dividends, or will issue additional shares of Series J Preferred, which are convertible into additional shares of Common Stock, which in turn would require shareholder approval of a further increase in authorized shares. Both potential scenarios could result in the expenditure of Company resources, or a difficulty in the ability to sell our Common Stock for an optimum trading price or at all, or both, in the event that dividends become due and owing on shares of Series J Preferred.

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

We own a facility located at 165 Ludlow Avenue, Northvale, New Jersey (“165 Ludlow”) which contains approximately 15,000 square feet of floor space. This real property and the improvements thereon are encumbered by a mortgage in favor of the New Jersey Economic Development Authority (“NJEDA”) as security for a loan through tax-exempt bonds from the NJEDA to Elite. The mortgage contains certain customary provisions including, without limitation, the right of NJEDA to foreclose upon a default by Elite. The NJEDA has declared the payment of this bond to be in default (For more information on the NJEDA Bonds, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; NJEDA Bonds”). We are currently using the Facility as a laboratory, manufacturing, storage, distribution, and office space.

We entered into an operating lease for a portion of a one-story warehouse, located at 135 Ludlow Avenue, Northvale, New Jersey (the “135 Ludlow Ave. lease”). The 135 Ludlow Ave. lease is for approximately 15,000 square feet of floor space and began on July 1, 2010. During July 2014, we modified the 135 Ludlow Ave. lease in which the Company was permitted to occupy the entire 35,000 square feet of floor space in the building (“135 Ludlow Ave. modified lease”).

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

ITEM 4 MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the Over-the-Counter Bulletin Board under the ticker symbol “ELTP”. The following table shows, for the periods indicated, the high and low bid prices per share of our Common Stock as by OTC Bulletin Board. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year Ending March 31, 2017
March 31, 2017	$0.18	$0.13
December 31, 2016	$0.17	$0.13
September 30, 2016	$0.38	$0.15
June 30, 2016	$0.36	$0.29

Fiscal Year Ending March 31, 2016
March 31, 2016	$0.42	$0.29
December 31, 2015	$0.44	$0.21
September 30, 2015	$0.25	$0.20
June 30, 2015	$0.27	$0.20

As of June 7, 2017, the last reported sale price of our Common Stock, as reported by the OTCBB, was $0.20.

Holders

As of June 7, 2017, there were, respectively, approximately 130 and 1 holders of record of our Common Stock and Series J Preferred Stock.

Dividends

We have never paid cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

Stock Performance Graph

The following graph provide a comparison of the cumulative 5-year total shareholder return on the Company’s Common Stock with that of the cumulative total shareholder return on the Russell 3000 Index and a five stock custom composite index, with all cases assuming reinvestment of dividends. The custom composite index, consists of the following companies which were selected as a peer group with comparable market segments and market capitalizations to those of the Company: Durect Corp, Biotime Inc., Biospecifics Technologies Corp, Athersys Inc, Acura Pharmaceuticals Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
($100 invested on 3/31/2012 in stock or index, including reinvestment of dividends)
900
800
700
600
500
400
300
200
100
0
Mar-12
Mar-13
Mar-14
Mar-15
Mar-16
Mar-17
Elite Pharmaceuticals, Inc.
Russell 3000 Index
Custom Composite Index

(performance data provided by Factset)

	Value of $100 Invested on March 31, 2012
	March 31,
	2012	2013	2014	2015	2016	2017
Elite Pharmaceuticals Inc.	$100.00	$85.51	$460.11	$275.28	$348.31	$168.18

Russell 3000 Index	$100.00	$112.16	$134.87	$148.70	$145.21	$168.03

Custom Composite Index	$100.00	$106.12	$112.12	$161.51	$124.16	$135.22

(source: Factset)

Recent Sales of Unregistered Securities

During the year ended March 31, 2017, the Company issued an aggregate of 176.4 million shares of Common Stock, with such shares constituting unregistered securities, consisting of 3.9 million shares of Common Stock issued to Directors and Officers in payment of Directors Fees and Salaries in accordance with the Company’s policy on Director Compensation, or the employment agreements with officers of the Company, as appropriate, 29.6 million shares of Common Stock issued pursuant to the exercise of warrants, and 142.9 million shares of Common Stock issued pursuant to the conversion of Series I Convertible Preferred Shares. Please see Note 13 to the audited financial statements “Shareholders’ Equity (Deficit)”.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Elite’s equity compensation plans as of March 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	—	3,000,000
Equity compensation plans not approved by security holders	—	—	1,407,812	(2)

Total	—	—	4,407,812

(1) Represents securities reserved and available for grant under the 2014 Equity Incentive Plan

(2) Represents securities reserved and available for grant under the 2009 Equity Incentive Plan

2014 Equity Incentive Plan

Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by the Board on March 17, 2014, to attract, motivate and retain officers, employees, consultants, and directors by issuing common stock based incentives to directors, officers, employees, and consultants who are selected for participation. By relating incentive compensation to increases in shareholder value, it is hoped that these individuals will both continue in the long-term service of the Company and be motivated to experience a heightened interest and participate in the future success of Company operations. An aggregate of 3,000,000 common shares are reserved for grant and issuance pursuant to the 2014 Plan. The 2014 Plan is administered and interpreted by our Compensation Committee (the “Administrator”). Awards under the 2014 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-qualified stock options (“NSOs”); (iii) stock appreciation rights, which may be granted in tandem with options or on a stand-alone basis; (iv) shares of restricted stock; (v) shares of unrestricted stock; (vi) performance shares, and (vii) performance units.

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

Under the performance award component of the 2014 Plan, participants may be granted an award denominated in shares of common stock or in dollars. Achievement of the performance targets, or multiple performance targets established by the Administrator relating to corporate, group, unit or individual performance based upon standards set by the Administrator shall entitle the participant to payment at the full amount or a portion of the amount specified with respect to the award, at the discretion of the Administrator based on its evaluation of the performance of the target goals applicable to such award. Payment may be made in cash, common stock or any combination thereof, as determined by the Administrator, and shall be adjusted in the event the participant ceases to be an employee of the Company before the end of a performance cycle by reason of death, disability, or retirement.

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

2009 Equity Incentive Plan

Our 2009 Equity Incentive Plan was adopted by the Board on November 24, 2009, to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of Elite and its subsidiaries, by offering them an opportunity to participate in our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. An aggregate of 8,000,000 common shares are reserved for grant and issuance pursuant to the 2009 Equity Incentive Plan. The 2009 Equity Incentive Plan is administered and interpreted by our Compensation Committee (the “Compensation Committee”). Under the 2009 Equity Incentive Plan, we are permitted to grant both incentive stock options (“Incentive Stock Options” or “ISOs”) within the meaning of Section 422 of the Internal Revenue Code (the “Code”) to employees, and other options which do not qualify as Incentive Stock Options (the “Non-Qualified Options”) to employees, officers, Directors of and consultants to Elite. The per share purchase price of options granted under the 2009 Equity Incentive Plan may not be less than the fair market value of the shares on the date of the grant, provided that the exercise price of any ISO granted to a ten percent stockholder will not be less than 110% of the fair market value on the date of the grant. Recipients of ISO’s and Non-Qualified Options have no voting, dividend, or other rights as stockholders with respect to shares of Common Stock covered by options prior to becoming the holders of record of such shares.

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

Issuer Purchases of Equity Securities

None.

ITEM 6 SELECTED FINANCIAL DATA

The consolidated financial data presented below have been derived from our financial statements. The selected historical consolidated financial data presented below should be read in conjunction with Part II, Item 7. of this report "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8. of this report "Financial Statements and Supplementary Data". The selected data in this section is not intended to replace the Consolidated Financial Statements. The information presented below is not necessarily indicative of the results of our future operations. Certain prior period amounts have been restated to reflect corrections to errors in accounting done on a prospective basis. Please see Note 1 to the audited financial statements “Summary of Significant Accounting Policies”, for further discussion on prospective restatement of financial information to reflect corrections in accounting error.

	Years Ended March 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$9,638	$12,498	$5,015	$4,601	$3,404
Loss from operations	(7,356)	(8,317)	(16,507)	(5,284)	(1,563)
Other income (expense), net	9,300	7,113	21,724	(36,270)	3,259
Benefit from sale of state net operating loss credits	1,868	520	3	293	354
Net income (loss)	3,811	(683)	5,221	(41,261)	2,050
Change in carrying value of convertible preferred share mezzanine equity	20,714	(9,286)	23,709	(55,314)	(562)
Net income (loss) attributable to common shareholders	24,525	(9,969)	28,930	(96,575)	1,488
Basic income (loss) per share attributable to common shareholders	0.03	(0.01)	0.05	(0.21)	(0.00)
Diluted income (loss) per share attributable to common shareholders	(0.01)	(0.01)	(0.02)	(0.21)	(0.00)

Consolidated Balance Sheet Data:
Cash	$10,595	$11,512	$7,464	$6,942	$369
Current assets	18,413	16,714	12,331	9,925	2,543
Total assets	34,311	31,674	25,920	24,318	11,125
Current liabilities	3,345	4,640	5,069	6,161	5,357
Working capital	15,068	12,074	7,262	3,764	(2,814)
Long-term liabilities	5,302	15,870	20,583	38,373	8,107
Convertible preferred share mezzanine equity	-	44,286	35,000	60,982	6,335
Total shareholders' equity (deficit)	25,664	(33,122)	(34,731)	(81,198)	(8,673)

Other Financial Data:
Cash used in operating activities	$(7,884)	$(2,765)	$(15,103)	$(4,217)	$(1,693)
Cash (used in) provided by investing activities	(1,105)	(1,949)	2,879	(558)	(192)
Cash provided by financing activities	8,071	8,762	12,746	11,347	1,585

The comparability of the foregoing is impacted by the change in classification of the NJEDA bond liabilities made subsequent to the Company’s repayment of all amounts in arrears during Fiscal 2015. Prior to Fiscal 2015, the entire bond liability was recorded as a current liability as a result of a notice of default being issued pursuant to the Company’s non-payment of scheduled amounts due. As these in arrears amounts were paid in Fiscal 2015, and the Company has remained current on all payments scheduled pursuant to the bond agreement, bond liabilities included in current liabilities consist only of those amounts due within 12 months of the balance sheet date, with all remaining amounts due being classified as non-current liabilities. Please see Note 6 to the audited financial statements: “NJEDA Bonds” for a further discussion of the bond liability.

The comparison of net income (loss) and long-term obligations is significantly impacted by the change in fair value of warrant derivatives, with net income (loss) having a strong inverse correlation to the trading price of the Company’s Common Stock.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial data included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Background

We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled-release products, using proprietary know-how and technology, particularly as it relates to abuse resistant products.

We occupy manufacturing, warehouse, laboratory and office space at 165 Ludlow Avenue and 135 Ludlow Avenue in Northvale, NJ. The Northvale Facility operates under Current Good Manufacturing Practice (“cGMP”) and is a United States Drug Enforcement Agency (“DEA”) registered facility for research, development, and manufacturing.

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

Product Development Activities

In January 2016, we submitted a 505(b)(2) New Drug Application for SequestOx™, after receiving a waiver of the $2.3 million filing fee from the FDA. In March 2016, we received notification of the FDA’s acceptance of this filing and that such filing has been granted priority review by the FDA with a target action under the Prescription Drug User Fee Act (“PDUFA”) of July 14, 2016. On July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, we met with the FDA for an end-of-review meeting to discuss steps that we could take to obtain approval of SequestOx™. Based on the FDA response, we believe that there is a clear path forward to address the issues cited in the CRL. We believe that the meeting minutes, received from the FDA on January 23, 2017, supported a plan to address the issues cited by the FDA in the CRL by modifying the SequestOx™ formulation. Such plan includes, without limitation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation. The fed study is in progress. The Company plans on initiating the fasted study after successful completion of the fed study. Resubmission of the SequestOx™ application requires successful completion of all required studies, including these fed and fasted studies. Please note, however, that there can be no assurances that our intended future resubmission of the NDA product filing will be accepted by or receive marketing approval from the FDA. In addition, even if we receive marketing approval, there can be no assurances of future revenues or profits relating to this product, or that any such future revenues and profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

On August 9, 2016, we filed an ANDA with the FDA for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen. Percocet® is a combination medication and is used to help relieve moderate to severe pain. The Company has not received a response from the FDA regarding this ANDA filing.

On December 12, 2016, the Company filed an ANDA with the FDA for a generic version of Norco® (hydrocodone bitartrate and acetaminophen tablets USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets. Norco is a combination medication and is used to help relieve moderate to moderately severe pain. The combination products of hydrocodone and acetaminophen have total annual US sales of approximately $700 million, according to IMS Health Data. The Company has not received a response from the FDA regarding this ANDA filing.

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

On March 22, 2017, European Patent No. 1615623 titled “Abuse-Resistant Oral Dosage Forms and Method of Use Thereof” was issued. This patent expands the intellectual property for the Company's opioid abuse deterrent technology. Elite now has four US patents, one European patent, and two Canadian patents issued in this area with additional patents pending in the U.S., Canada and Europe.

Results of Operations:

Years Ended March 31, 2017 and 2016

Revenue, Cost of revenue and Gross profit:

	Years Ended March 31,		Change
	2017	2016	Dollars	Percentage
Manufacturing fees	$7,326,959	$8,002,866	$(675,907)	-8%
Licensing fees	2,310,756	4,495,466	(2,184,710)	-49%
Total revenue	9,637,715	12,498,332	(2,860,617)	-23%
Cost of revenue	5,898,405	4,484,162	1,414,243	32%
Gross profit	$3,739,310	$8,014,170	$(4,274,860)	-53%

Gross profit - percentage	39%	64%

Total revenues for the year ended March 31, 2017 decreased by $2.9 million or 23%, to $9.6 million, as compared to $12.5 million, for the corresponding year.

Manufacturing fees decreased by $0.7 million, or 8%, due to decrease in generic Methadone, Hydromorphone and Phentermine sales, partially offset by increases in generic Naltrexone sales.

Licensing fees decreased by $2.2 million, or 49%. This decrease is primarily due to the Company earning a one-time, non-refundable $2.5 million milestone in January 2016 related to the filing of a New Drug Application for SequestOx™. This milestone payment was offset by increases in license fees from generic sales licensed to TAGI and Epic.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $1.4 million or 32%, to $5.9 million as compared to $4.5 million for the corresponding period. The increase in costs of revenue is primarily due to increased and continued investments in Company’s facility and resources, and increased regulatory costs, leading to higher overhead absorption rates.

Our gross profit margin was 39% during the year ended March 31, 2017 as compared to 64% during the year ended March 31, 2016. The decrease in gross margin is due to the Company earning a one-time, non-refundable $2.5 million milestone in January 2016 related to the filing of an NDA for SequestOx™, which resulted in a greater gross profit margin in the prior year, as compared to the current year, combined with a product mix consisting of lower margin products and higher overhead absorption rates in the current year, as compared to the prior year.

Operating expenses:

	Years Ended March 31,		Change
	2017	2016	Dollars	Percentage
Operating expenses:
Research and development	$8,301,693	$12,428,783	$(4,127,090)	-33%
General and administrative	2,083,226	2,903,178	(819,952)	-28%
Non-cash compensation	357,955	333,362	24,593	7%
Depreciation and amortization	352,369	665,647	(313,278)	-47%
Total operating expenses	$11,095,243	$16,330,970	$(5,235,727)	-32%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the year ended March 31, 2017 decreased by $5.2 million, or 32%, to $11.1 million, as compared to $16.3 million for the prior year.

Research and development costs for the year ended March 31, 2017 were $8.3 million, a decrease of $4.1 million or 33% from $12.4 million of such costs for the prior year. The decrease was due to the timing and composition of ongoing development of our abuse deterrent opioid and other products in addition to a focus on clinical trials for generic products.

General and administrative expenses for the year ended March 31, 2017 were $2.1 million, a decrease of $0.8 million or 28% from $2.9 million of such costs for the prior year. The decrease was due to ongoing cost reduction initiatives focused on an actual and proportionate reduction of general and administrative expenses, as compared to commercial and product development activities and achieving an operating expense profile with an increased direct correlation to these commercial and product development activities.

Non-cash compensation expense for the year ended March 31, 2017 was $0.36 million, an increase of $0.03 million or 7% from $0.33 million of such costs for the prior year. Non-cash compensation expense derives from the timing in amortization of the value of employee stock options issued over the course of the last three years.

Depreciation and amortization expense for the year ended March 31, 2017 was $0.4 million, a decrease of $0.3 million, or 47% from $0.7 million of such costs for the comparable period of the prior year. The decrease was due to the combination of increased facility utilization and higher depreciation absorption rates currently as a result of facility expansion and improvements over the last year.

As a result of the foregoing, our loss from operations for the year ended March 31, 2017 was $7.4 million, compared to a loss from operations of $8.3 million for the year ended March 31, 2016.

Other income (expense):

	Years Ended March 31,		Change
	2017	2016	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(238,223)	$(280,670)	$42,447	15%
Change in fair value of derivative instruments	9,525,103	7,394,006	2,131,097	29%
Interest income	12,620	-	12,620	0%
Other income (expense), net	$9,299,500	$7,113,336	$2,186,164	31%

Other income (expense), net for the year ended March 31, 2017 was net other income of $9.3 million, an increase in net other income of $2.2 million from the net other income of $7.1 million for the comparable period of the prior year. The increase in other income was due to the change in the fair value of our outstanding warrants (derivative instruments) during the year ended March 31, 2017 totaling other income of $9.5 million, as compared to $7.4 million for the prior year. Please note that the change in fair value of derivative instruments is determined in large part by the number of warrants outstanding and the change in the closing price of our Common Stock as of the end of the year, as compared to the closing price at the beginning of the year, with a strong inverse relationship between derivative revenues and increases in the closing price of our Common Stock.

As a result of the foregoing, our net income from operations before the net benefit from sale of state net operating loss credits for the year ended March 31, 2017 was $1.9 million, compared to a net loss of $1.2 million for the prior year.

Net benefit from sale of state net operating loss credits

During the year ended March 31, 2017, Elite Labs, a wholly owned subsidiary of Elite, received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits. The Company sold the net tax benefits approved for total proceeds of $1,870,114.

Change in value of Series I convertible preferred stock:

Changes in the value in our Series I convertible preferred stock, which is included in the calculation of net income (loss) attributable to common shareholders resulted in an increase in net income of $20.7 million for the year ended March 31, 2017, as compared to an increase in net loss of $9.3 million for the prior year. Accordingly, net income attributable to common shareholders for the year ended March 31, 2017 was a net income of $24.5 million, compared to a net loss of $10.0 million for the prior year.

Years Ended March 31, 2016 and 2015

Revenue, Cost of revenue and Gross profit:

	Years Ended March 31,		Change
	2016	2015	Dollars	Percentage
Manufacturing fees	$8,002,866	$3,870,457	$4,132,409	107%
Licensing fees	4,495,466	1,139,789	3,355,677	294%
Lab fee revenues	-	5,000	(5,000)	-100%
Total revenue	12,498,332	5,015,246	7,483,086	149%
Cost of revenue	4,484,162	3,013,592	1,470,570	49%
Gross profit	$8,014,170	$2,001,654	$6,012,516	300%

Gross profit - percentage	64%	40%

Total revenues for the year ended March 31, 2016 increased by $7.5 million, or 149%, to $12.5 million, as compared to $5.0 million, for the corresponding year due to continued growth in the Company’s generic product lines.

Manufacturing fees increased by $4.1 million, or 107%, due to continued growth in the Company’s generic product sales.

Licensing fees increased by $3.4 million, or 294%. This increase is due to the Company earning a one-time, non-refundable $2.5 million milestone in January 2016 related to the filing of an NDA for SequestOx™ in addition to increased profit splits from product sales relating to TAGI and Epic.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $1.5 million or 49%, to $4.5 million, as compared to $3.0 million for the year ended March 31, 2015. This increase is due to the increase in manufacturing volumes.

Our gross profit margin was 64% during the year ended March 31, 2016 as compared to 40% during the year ended March 31, 2015. This increase is due in large part to the Company earning a one-time, non-refundable $2.5 million milestone in January 2016 related to the filing of an NDA for SequestOx™.

Operating expenses:

	Years Ended March 31,		Change
	2016	2015	Dollars	Percentage
Operating expenses:
Research and development	$12,428,783	$14,727,472	$(2,298,689)	-16%
General and administrative	2,903,178	2,904,114	(936)	0%
Non-cash compensation	333,362	260,045	73,317	28%
Depreciation and amortization	665,647	616,995	48,652	8%
Total operating expenses	$16,330,970	$18,508,626	$(2,177,656)	-12%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the year ended March 31, 2016 decreased by $2.2 million, or 12%, to $16.3 million, as compared to $18.5 million for the year ended March 31, 2015.

Research and development costs for the year ended March 31, 2016 were $12.4 million, a decrease of $2.3 million or 16% from $14.7 million of such costs for the year ended March 31, 2015. The decrease was due to the timing and composition of ongoing development of our abuse deterrent opioid and other products.

General and administrative expenses for the year ended March 31, 2016 and 2015 were $2.9 million. We have continued to increase the utilization of our manufacturing facilities resulting in lower unallocated overheads.

Non-cash compensation expense for the year ended March 31, 2016 and 2015 was $0.33 million, an increase of $0.07 million, or approximately 28% from $0.26 million for the comparable period of the prior year. The increase was due to the issuance of options to purchase an aggregate of 4,334,000 shares of Common Stock to various employees during the year ended March 31, 2016, primarily pursuant to employment agreements, and the timing of the amortization schedule established at the time of issuance of the related stock options

Depreciation and amortization expense for the year ended March 31, 2016 was $0.67 million, an increase of $0.05 million, or 8% from $0.62 million of such costs for the year ended March 31, 2015. The increase was primarily due to the expansion and upgrading of the Northvale Facility, which has required substantial investments in property, plant and equipment.

As a result of the foregoing, our loss from operations for the year ended March 31, 2016 was $8.3 million, compared to a loss from operations of $16.5 million for the year ended March 31, 2015.

Other income (expense):

	Years Ended March 31,		Change
	2016	2015	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(280,670)	$(287,231)	$6,561	2%
Change in fair value of derivative instruments	7,394,006	20,340,874	(12,946,868)	-64%
Gain on sale of investment	-	1,670,685	(1,670,685)	-100%
Other income (expense), net	$7,113,336	$21,724,328	$(14,610,992)	-67%

Other income for the year ended March 31, 2016 totaled a net other income of $7.1 million, a decrease in net other income of $14.6 million from the net other income of $21.7 million for the year ended March 31, 2015. The decrease in other income was due to the change in the fair value of our outstanding warrants (derivative instruments) during the year ended March 31, 2016 totaling $7.4 million, as compared to a net derivative income of $20.3 million and gain on sale of investment totaling $1.7 for the year ended March 31, 2015, a $14.6 million overall decrease in other income. Please note that the change in fair value of derivative instruments is determined in large part by the number of warrants outstanding and the change in the closing price of our Common Stock as of the end of the year, as compared to the closing price at the beginning of the year, with a strong inverse relationship between derivative revenues and increases in the closing price of our Common Stock.

As a result of the foregoing, our net loss from operations before the net benefit from sale of state net operating loss credits for the year ended March 31, 2016, including credits for income taxes totaling $0.5 million was $1.2 million, compared to a net income of $5.2 million, inclusive of credit for income taxes totaling $0.003 million for the year ended March 31, 2015.

Net benefit from sale of state net operating loss credits

During the year ended March 31, 2016, Elite Labs, a wholly owned subsidiary of Elite, received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits. The Company sold the net tax benefits approved for total proceeds of $520,452.

Change in value of Series I convertible preferred stock:

Changes in the value in our Series I convertible preferred stock, which is included in the calculation of net loss attributable to common shareholders resulted in the net loss being increased by $9.3 million for the year ended March 31, 2016, as compared to an increase in net income attributable to common shareholders of $23.7 million for the year ended March 31, 2015. Accordingly, net income (loss) attributable to common shareholders for the year ended March 31, 2016 was net loss of $10.0 million, compared to net income attributable to common shareholders of $28.9 million for the year ended March 31, 2015.

Liquidity and Capital Resources

Capital Resources

	March 31,
	2017	2016	Change
Current assets	$18,412,720	$16,713,956	$1,698,764
Current liabilities	3,344,746	4,640,189	(1,295,443)
Working capital	15,067,974	12,073,767	2,994,207

The Company considers cash and working capital balances as several of the factors the Company uses in evaluating its performance, without limitation. As of March 31, 2017, the Company had cash on hand of $10.6 million and a working capital surplus of $15.1 million. The Company believes that such resources, combined with the Company’s access to the new equity line with Lincoln Park Capital (see below), are sufficient to fund operations through the current operating cycle. For the year ended March 31, 2017, the Company had losses from operations totaling $7.4 million, net other income totaling $9.3 million and net income of $3.8 million. In addition, changes in the carrying value of preferred share mezzanine equity for the year ended March 31, 2017 were an increase of $20.7 million, with such amount being charged to net income available to common shareholders. Please note that the Company’s other income/(expenses) and net income available to common shareholders are significantly influenced by the fluctuations in the fair value of outstanding preferred share and warrant derivatives, and that such fair values bear a strong, inverse correlation to the market share price of the Company’s Common Stock.

Our working capital (total current assets less total current liabilities) increased by $3.0 million from $12.1 million as of March 31, 2016 to $15.1 million as of March 31, 2017, with such increase being primarily related to capital financings that included $7.6 million in proceeds from the sale of Common Stock pursuant to the 2014 Purchase Agreement with Lincoln Park and $1.9 million in proceeds from the exercise of cash warrants and options, offset in large part by purchases of fixed assets and leasehold improvements totaling $1.1 million and payment on principal of $0.2 million in NJEDA Bonds and other loans. Please note that capital financings provide cash to the Company without a corresponding current liability and accordingly have an accretive effect on working capital.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2018, due in large part to its plans to conduct clinical development and commercialization activities on a range of abuse deterrent opioid products, on an accelerated and simultaneous basis. Such activities require the investment of significant amounts in clinical trials, safety and efficacy studies, bioequivalence studies, product manufacturing, regulatory expertise and filings, as well as investments in manufacturing and lab equipment and software. In order to finance these significant expenditures, the Company entered into a new purchase agreement with Lincoln Park Capital Fund, with such agreement providing the Company with an equity line totaling $40 million. We believe this amount of financing, if received, is sufficient to fund the commercialization of the abuse deterrent opioid products identified. Please see below for further details on the financing transactions with Lincoln Park.

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

Summary of Cash Flows:

	Years Ended March 31,
	2017	2016	2015
Net cash used in operating activities	$(7,883,861)	$(2,765,421)	$(15,103,233)
Net cash (used in) provided by investing activities	(1,104,976)	(1,948,829)	2,879,213
Net cash provided by financing activities	8,071,351	8,762,249	12,746,424

Year Ended March 31, 2017

Net cash used in operating activities for the year ended March 31, 2017 was $7.9 million, which included net income of $3.8 million, and changes in operating assets and liabilities of $4.6 million. The changes in the balance of assets and liabilities include a decrease in account receivables totaling $0.6 million which resulted in a net increase in cash, offset by an increase in inventories of $3.1 million and decreases in deferred revenues of $1.0 million, accounts payables, other current liabilities and prepaid expenses and other current assets of $1.0 million, each of which result in a net decrease in cash. These instances of decreases in cash are offset by change in non-cash compensation accrued of $0.4 million, non-cash change in fair value of derivative financial instruments – warrants of $9.5 million, and non-cash compensation from the issuance of common stock of $0.4 million.

Net cash used in investing activities for the year ended March 31, 2017 was $1.1 million, which primarily was for the purchases of property and equipment.

Net cash provided by financing activities for the year ended March 31, 2017 was $8.1 million. This consisted of proceeds from the issuance of common stock to Lincoln Park Capital of $7.6 million, proceeds from the exercise of cash warrants and option exercises of $1.9 million; offset by $1.3 million in bond and loan principal payments, including repayment of a related party line of credit of $0.7 million.

Overall, as a result of the foregoing, the Company had a net decrease in cash of $0.9 million during Fiscal 2017.

Year Ended March 31, 2016

Net cash used in operating activities for the year ended March 31, 2016 was $2.8 million, which included a net loss of $0.7 million. This decrease in cash is offset by changes in operating assets and liabilities of $1.9 million. The changes in the balance of assets and liabilities include a decrease in account receivables and prepaid expenses totaling $0.2 million, and an increase in deferred revenues of $4.2 million, each of which result in a net increase in cash, offset by increases in inventories of $0.3 million and decreases in accounts payables and other current liabilities of $2.2 million, each of which result in a net decrease in cash. In addition, there was a non-cash change in the fair value of derivative financial instruments – warrants of $7.4 million, change in non-cash compensation accrued of $0.6 million, and non-cash compensation from the issuance of common stock of $0.3 million.

Net cash used in investing activities for the year ended March 31, 2016 was $1.9 million, which primarily was for the purchases of property and equipment.

Net cash provided by financing activities for the year ended March 31, 2017 was $8.8 million. This consisted of proceeds from the issuance of common stock to Lincoln Park Capital of $6.2 million, proceeds from the exercise of cash warrants and options exercises of $3.0 million; offset by $0.4 million in bond and loan principal payments.

Overall, as a result of the foregoing, the Company had a net increase in cash of $4 million during Fiscal 2016.

Year Ended March 31, 2015

Net cash used in operating activities for the year ended March 31, 2015 was $15.1 million, which included net income of $5.2 million, and changes in operating assets and liabilities of $0.8 million. The changes in the balance of assets and liabilities include an increase in account receivables, inventory and prepaid expenses and other current assets totaling $2.0 million, and offset by an increase in deferred revenues and customer deposits of $1.2 million. These instances of decreases in cash are offset by change in non-cash compensation accrued of $0.7 million, non-cash change in fair value of derivative financial instruments – warrants of $20.3 million, non-cash compensation from the issuance of common stock of $0.3 million and gain on sale of investment of $1.7 million.

Net cash provided by investing activities for the year ended March 31, 2015 was $2.9 million. This consisted in $2.0 million of cash expenditures related to purchases of property and equipment, offset by $5.0 million from proceeds related to the sale of investment in Novel.

Net cash provided by financing activities for the year ended March 31, 2015 was $12.7 million. This consisted of proceeds from the issuance of common stock to Lincoln Park Capital of $13.2 million, proceeds from the exercise of cash warrants and option exercises of $0.8 million; offset by $0.2 million in other loan principal payments and $1.1 million related to payment of NJEDA bonds.

Overall, as a result of the foregoing, the Company had a net increase in cash of $0.5 million during Fiscal 2015.

Lincoln Park Capital

On April 10, 2014, we entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park (the “2014 LPC Purchase Agreement”). Pursuant to the terms of the 2014 LPC Purchase Agreement, Lincoln Park had agreed to purchase from us up to $40 million of our common stock (subject to certain limitations) from time to time over a 36-month period.

Upon execution of the Purchase Agreement, we issued 1,928,641 shares of our common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of our common stock under that agreement and were obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of our common stock is purchased by Lincoln Park.

The 2014 LPC Purchase Agreement expired on June 1, 2017. During the term of the 2014 LPC Purchase Agreement, we sold an aggregate of 110.6 million shares to Lincoln Park, for aggregate gross proceeds of approximately $27.0 million. In addition, we issued an aggregate of 3.2 million commitment shares.

On May 1, 2017, we entered into a purchase agreement (the “2017 LPC Purchase Agreement”), together with a registration rights agreement (the “2017 LPC Registration Rights Agreement”), with Lincoln Park.

Under the terms and subject to the conditions of the 2017 LPC Purchase Agreement, we have the right to sell to and Lincoln Park is obligated to purchase up to $40 million in shares of our common stock (“Common Stock”), subject to certain limitations, from time to time, over the 36-month period commencing on June 5, 2017. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 500,000 shares of Common Stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 1,000,000 shares, depending upon the closing sale price of the Common Stock (such purchases, “Regular Purchases”). However, in no event shall a Regular Purchase be more than $1,000,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases under certain circumstances. Our sales of shares of Common Stock to Lincoln Park under the 2017 LPC Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of Common Stock.

In connection with the 2017 LPC Purchase Agreement, we issued to Lincoln Park 5,540,550 shares of Common Stock and we are required to issue up to 5,540,550 additional shares of Common Stock pro rata as we require Lincoln Park to purchase our shares under the Purchase Agreement over the term of the agreement. Lincoln Park has represented to us, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)). We sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The 2017 LPC Purchase Agreement and the 2017 LPC Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. We have the right to terminate the 2017 LPC Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by us as to the appropriate sources of funding for us and our operations. There are no trading volume requirements or, other than the limitation on beneficial ownership discussed above, restrictions under the Purchase Agreement. Lincoln Park has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

The net proceeds received by us under the 2017 LPC Purchase Agreement will depend on the frequency and prices at which we sell shares of our stock to Lincoln Park. We anticipate that any proceeds received by us from such sales to Lincoln Park under the 2017 LPC Purchase Agreement will be used for research and product development, general corporate purposes and working capital requirements.

A registration statement on form S-3 was filed with the SEC on May 10, 2017 and was declared effective on June 5, 2017.

Hakim $1,000,000 Bridge Revolving Credit Line

On October 15, 2013 (the “Hakim Credit Line Effective Date”), and as amended on January 4, 2015, we entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Nasrat Hakim, our Chairman of the Board of Directors, President and CEO. Under the terms of the Hakim Loan Agreement, we have the right, in our sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. Mr. Hakim provided the Credit Line for the purpose of supporting the acceleration of our product development activities. The outstanding amount matured on March 31, 2016. Amounts borrowed under the Hakim Credit Line bear interest at the rate of ten percent (10%) per annum. As of March 31, 2016, the principal balance owed under the Credit Line was $718k with an additional $71k in accrued interest being also owed, in accordance with the terms and conditions of the Credit Line. The entire principal amount due under the Hakim Credit Line, which expired on March 31, 2016, was paid on May 24, 2016. An additional $9k in interest, accrued at an annual rate of 10%, was incurred on the principal balance outstanding during the period beginning on April 1, 2016 and ending on May 24, 2016, the date on which the principal balance was paid. All interest amounts owed in relation to principal balances outstanding on the Hakim Credit Line and consisting of interest amounts due and owing as of March 31, 2016 and interest amounts incurred subsequent to March 31, 2016 and up to the date of principal repayment, were paid on May 24, 2016.

Convertible Note Payable to Mikah Pharma LLC

On August 1, 2013, Elite Labs, a wholly owned subsidiary of the Company, executed an asset purchase agreement (the “Mikah Purchase Agreement”) with Mikah Pharma LLC (“Mikah”), an entity that is wholly owned by Mr. Nasrat Hakim, who, in conjunction with this transaction, was appointed as Elite’s CEO, President and a Director on August 2, 2012, and acquired from Mikah a total of 13 Abbreviated New Drug Applications (“ANDAs”) consisting of 12 ANDAs approved by the FDA and one ANDA under active review with the FDA, and all amendments thereto (the “Acquisition”) for aggregate consideration of $10,000,000, inclusive of imputed interest payable pursuant to a non-interest bearing, secured convertible note due in August 2016 (the “Mikah Note”). Please see “Thirteen Abbreviated New Drug Applications (“ANDAs”)” in Part I, Item 1 Business, above for more information on the Acquisition. The Mikah Note was amended on February 7, 2014 to make it convertible into shares of the Company’s Series I Convertible Preferred Stock.

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

On February 7, 2014, Mikah converted the principal amount of $10,000,000, representing the entire principal balance due under the Mikah Note, into 100 shares of the Company’s Series I Preferred Stock, and was retired.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $14,179 for the fiscal year ended March 31, 2017.

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

Contractual Obligations

The following table lists our enforceable and legally binding non-cancellable obligations as of March 31, 2017:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$2,537,808	$289,048	$570,778	$317,982	$1,360,000
Capital lease obligations	31,979	31,979	—	—	—
Operating lease obligations (1)	1,045,434	212,085	436,971	396,378	—
Purchase obligations	—	—	—	—	—
Interest expense	1,075,965	173,623	270,055	197,762	434,525
Other long-term liabilities	—	—	—	—	—

1	Consists of lease payments pursuant to the operating lease for 135 Ludlow Ave for a period, exclusive of taxes and insurance, expiring on December 31, 2021. The lease also includes an additional five-year option, exercised at the sole discretion of the Company and at fixed rates, which are defined in the lease. Due to the relevance to the Company’s operations, of the facility at 135 Ludlow Avenue, the Company expects to exercise the first five-year option. If such option were to be exercised, a new contractual obligation would be created, with payments totaling $1.2 million, exclusive of real estate taxes and insurance, over the full five-year term of the option period.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be considered material to investors.

Effects of Inflation

We are subject to price risks arising from price fluctuations in the market prices of the products that we sell. Management does not believe that inflation risk is material to our business or our consolidated financial position, results of operations, or cash flows.

Cybersecurity

As of March 31, 2017, the Company had no reportable incidents of cybersecurity.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Note 1 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

As of March 31, 2017, the Company did not identify any indicators of impairment.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Where applicable, the Company records a valuation allowance to reduce any deferred tax assets that it determines will not be realizable in the future.

The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. These tax benefits are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

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

In accordance with the Company’s Director compensation policy and certain employment contracts, director’s fees and a portion of employee’s salaries are to be paid via the issuance of shares of the Company’s common stock, in lieu of cash, with the valuation of such share being calculated on a quarterly basis and equal to the simple average closing price of the Company’s common stock.

Warrants and Preferred Shares

The accounting treatment of warrants and preferred share series issued is determined pursuant to the guidance provided by ASC 470, Debt, ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, as applicable. Each feature of a freestanding financial instruments including, without limitation, any rights relating to subsequent dilutive issuances, dividend issuances, equity sales, rights offerings, forced conversions, optional redemptions, automatic monthly conversions, dividends and exercise are assessed with determinations made regarding the proper classification in the Company’s financial statements.

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”). ASU 2015-3 revises previous guidance to require that debt issuance costs be reported in the audited consolidated financial statements as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e. an asset) on the audited consolidated financial statements. This new guidance is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. The amendments must be applied retrospectively. The Company has adopted the provisions of ASU 2015-03. Refer to Note 2 Change in Accounting Principle for the effect of adopting ASU 2015-03 on the consolidated balance sheet as of March 31, 2016.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period. Topic 606 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the effects of ASU 2014-09 and related ASUs noted below on its audited consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”). The amendments in ASU 2015-11 clarify the determination of net realizable value of inventory, applicable to measurement of inventory asset value on the balance sheet. The amendments do not change the core principal of the guidance provided in Topic 330, specifically the valuation of inventory at the lower of cost or market value, with market value being determined by the net realizable value of the inventory item(s). The amendments clarify, however, that net realizable value is to be measured as the estimated selling price in the ordinary course of business, less reasonably predicable costs of completion, disposal, and transportation. The guidance is effective for the annual period beginning after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption being optional and permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of ASU 2015-11 on its audited consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is currently evaluating the effects of ASU 2016-02 on its audited consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”). The amendments in ASU 2016-09 provide revised guidance in relation to the following with regards to share based payments: i) Accounting for forfeitures, ii) Income tax effects, and iii) classification of excess tax benefits. The guidance is effective for the annual period beginning after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption being optional and permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of ASU 2016-09 on its audited consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company is currently evaluating the effects of ASU 2016-15 on its audited consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2016-18 on its audited consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805) – Clarifying the Definition of a Business” (ASU 2017-01). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”), is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments in this update should be applied prospectively on or after the effective date. The Company is currently evaluating the effects of ASU 2017-01 on its audited consolidated financial statements.

In January 2017, the FASB issued ASU No 2017-04 “Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment” (ASU 2017-04). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effects of ASU 2017-04 on its audited consolidated financial statements.

In May 2017, the FASB issued ASU No 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (ASU 2017-09). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2017-09 on its audited consolidated financial statements.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Please note, however, as a result of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness of current internal controls over financial reporting to future periods, are subject to the risk that such current controls may become inadequate due to changes in conditions, or that a future deterioration in the degree of compliance with current policies and procedures may occur.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017, with such assessment being pursuant to the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment, we determined that, based on those criteria, as of March 31, 2017, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has also issued its report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. This report appears on page 75 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

During Fiscal 2017, the Company has taken significant actions to remediate the material weaknesses relating to inadequate segregation of duties and controls over the financial reporting of complex accounting issues as described in our Annual Report on Form 10-K filed with the SEC on June 15, 2016.  Independent, third party subject matter experts were engaged to assist with the documentation and evaluation of the existing control environment, identification of gaps and weaknesses in controls, as well as advise on the formulation and implementation of improved controls and remediation of weaknesses identified.

Changes in controls relating to the remediation of segregation of duties:

In connection with the current year assessment, an evaluation was performed by the subject matter experts which led to a shift in certain roles and responsibilities in order to enhance the segregation of duties in certain key transaction processes. More specifically:

•	Workflow enhancements were implemented to ensure review and approval responsibilities for payroll, cash disbursements and journal entries were well documented and reassigned to other members of management.
•	New software was implemented to require separate initiation and approval roles for disbursements,
•	Financial reporting experts were engaged to provide further segregation within our financial reporting process, providing enhancements and separation between the reconciliation process, the preparation of the financial statements and the review and approval process.
•	Key systems are regularly monitored to ensure that user access is appropriate in the enhanced environment.

Changes in controls relating to the remediation of financial reporting of complex accounting issues:

Management engaged the subject matter experts to assist in the identification, evaluation, documentation and reporting of unusual or complex transactions that could have an accounting implication under GAAP. In connection with this enhancement, Management also implemented additional review and reconciliation steps were added to the financial reporting process to ensure that transactions and contracts are appropriately recognized in the proper period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Elite Pharmaceuticals, Inc. and Subsidiary

We have audited Elite Pharmaceuticals, Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Elite Pharmaceuticals, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows of the Company, and our report dated June 14, 2017, expressed a(n) unqualified opinion.

/s/ Buchbinder Tunick & Company LLP

Wayne, New Jersey

June 14, 2017

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

Name	Age	Position	Director / Officer Since	Director Tier
Nasrat Hakim	56	Chairman of the Board, President, and Chief Executive Officer	August 1, 2013	III
Barry Dash, Ph. D.	86	Director	April 2005	II
Jeffrey Whitnell	61	Director	October 2009	III
Eugene Pfeifer	77	Director	April 2016	I
Davis Caskey	69	Director	April 2016	I
Carter J. Ward	53	Chief Financial Officer, Secretary and Treasurer	July 2009
Douglas Plassche	53	Executive Vice President of Operations	August 2013

The principal occupations and employment of each Director during the past five years is set forth below. In each instance in which dates are not provided in connection with a director’s business experience, such nominee has held the position indicated for at least the past five years.

Each director currently holds office until the expiration of his Tier (each for three years) or until such director’s death, resignation, or removal. Pursuant to our recently amended and restated bylaws, our Board of Directors is now classified into three separate tiers of directors, with each respective tier to serve a three-year term and until their successors are duly elected and qualified.

Nasrat Hakim

Nasrat Hakim has served as a Director, President, and Chief Executive officer since August 2013. He has been a member of the Audit Committee, member and chairman of the nominating Committee and member of the Compensation Committee since September 2016. Mr. Hakim has more than 30 years of pharmaceutical and medical industry experience in Quality Assurance, Analytical Research and Development, Technical Services, and Regulatory Compliance. He brings with him proven management experience, in-depth knowledge of manufacturing systems, development knowledge in immediate and extended release formulations and extensive regulatory experience of GMP and FDA regulations. From 2004 to 2013, Mr. Hakim was employed by Actavis, Watson and Alpharma in various senior management positions. Most recently, Mr. Hakim served as International Vice President of Quality Assurance at Actavis, overseeing 25 sites with more than 3,000 employees under his leadership. Mr. Hakim also served as Corporate Vice President of Technical Services, Quality and Regulatory Compliance for Actavis U.S., Global Vice President, Quality, and Regulatory Compliance for Alpharma, as well as Executive Director of Quality Unit at TheraTech, overseeing manufacturing and research and development. In 2009, Mr. Hakim founded Mikah Pharma, LLC, a virtual, fully functional pharmaceutical company. Mr. Hakim holds a Bachelor in Chemistry/Bio-Chemistry and Masters of Science in Chemistry from California State University at Sacramento, Sacramento, CA; a Masters in Law with Graduate Certification in U.S. and International Taxation from St. Thomas University, School of Law, Miami, FL.; and a Graduate Certification in Regulatory Affairs (RAC) from California State University at San Diego, San Diego, CA. Mr. Hakim’s leadership experience (consisting of extensive experience in senior management positions, responsible for 25 global manufacturing/regulatory sites with more than 3,000 employees under his leadership), industry experience (comprising more than 30 years of pharmaceutical and medical industry experience served in various quality assurance, analytical research and development/technical services and compliance positions) and academic experience (including Bachelor degrees in Chemistry and Bio-Chemistry, Masters degrees in Chemistry and Law, with Graduate Certification in U.S. and International Taxation, and a Graduate Certification in Regulatory Affairs) led to the conclusion that he is qualified to serve as a director.

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

Jeffrey Whitnell

Jeffrey Whitnell has served as a Director since October 23, 2009, Chairman of the Audit Committee, member of the Compensation Committee since October 2009, member of the Nominating Committee since September 2016 and designated by the Board as an “audit committee financial expert” as defined under applicable rules under the Exchange Act. Since April 2015, Mr. Whitnell has provided financial advisory services, primarily to the healthcare industry, including LifeWatch Services, where he served as the Vice President, Finance & Controller. From June2010 to March 2015, Mr. Whitnell was the Chief Financial Officer for ReliefBand Medical Technologies, a medical device company. From June 2009 to June 2010, Mr. Whitnell provided financial advisory services to various healthcare companies, including ReliefBand Medical Technologies. From June 2004 to June 2009, Mr. Whitnell was Chief Financial Officer and Senior Vice President of Finance at Akorn, Inc.  From June 2002 to June 2004, Mr. Whitnell was Vice President of Finance and Treasurer for Ovation Pharmaceuticals.  From 1997 to 2001, Mr. Whitnell was Vice President of Finance and Treasurer for MediChem Research.  Prior to 1997, Mr. Whitnell held various finance positions at Akzo Nobel and Motorola.  Mr. Whitnell began his career as an auditor with Arthur Andersen & Co. He is a certified public accountant and holds an M.B.A. in Finance from the University of Chicago Booth School of Business and a B.S. in Accounting from the University of Illinois.  Mr. Whitnell’s qualifications as an accounting and audit expert provide specific experience to serve as a director for the Company.

Eugene Pfeifer

Eugene Pfeifer has served as a Director since April 2016 and a member of the Nominating Committee and Compensation Committee since September 2016. Mr. Pfeifer brings with him more than 45 years of regulatory and trade experience, most recently having served as a law partner at King & Spalding in Washington DC from 1986 to 2009 and prior to that as a law partner at the Burditt, Bowles & Radzius from 1980 to 1985. Since retiring from legal practice in 2009, Mr. Pfeifer has worked as a consultant to companies, including consultation for the Company, by providing his expertise regarding FDA and FTC issues. Among his many accomplishments, he was a major participant in the development of the Drug Price Competition and Patent Term Restoration Act of 1984, and provided strategic counseling to companies affected by that statue. In addition, he has provided regulatory advice and representation on a wide variety of FDA, FTC, and DEA regulated activities, including product approval, advertising, promotion, and compliance issues, with such also being provided to the Company on a consulting basis, in addition to Mr. Pfeifer’s services as a Director and committee member.

Prior to working at Burditt, Bowles and Radzius, Mr. Pfeifer served from 1974 to 1975 in the General Counsel's office of the Federal Trade Commission, where he represented the FTC in Federal Court to enjoin violations of the Federal Trade Commission Act, and served ten years in the Chief Counsel's Office at the FDA as Associated Chief Counsel for Enforcement, Associate Chief Counsel for Drugs and Deputy Chief Counsel for Regulations and Hearings. During his tenure at the FDA, he was the FDA's lead litigator and Appellate Court advocate, and he briefed the FDA's cases before the Supreme Court. Mr. Pfeifer is a graduate of Brown University and the Georgetown University Law Center. Mr. Pfeifer’s qualifications and extensive experience in the areas of regulatory affairs, legislation, and FDA representation, led the Board to conclude that Mr. Pfeifer is qualified to be a member of the Company’s Board of Directors.

Davis Caskey

Davis Caskey has served as a Director since April 2016, and a member of the Audit Committee, the nominating Committee and the Compensation Committee since September 2016. He brings more than 40 years of pharmaceutical industry experience to this position. Mr. Caskey is currently President & CEO of Caskey LLC, which he formed in 2013 to serve as an umbrella to manage his pharmaceutical consulting and other business interests. From 1990 to 2013, Davis served as the operating officer of ECR Pharmaceuticals, of which he was a founding member. HiTech Pharmacal acquired the privately held ECR in 2009 and Mr. Caskey continued in his role until retiring in 2013. At ECR, Mr. Caskey was credited with the establishment of the company's sales and marketing structure, its product distribution format, and the development and management of the firm’s internal organization. His responsibilities included the oversight of drug development and regulatory filings, product acquisitions, and acquisition of other companies. A primary focus was to conceive and develop, with the assistance of key strategic partners, unique dosage forms and extended release formulations of products which enhance patient compliance and safety. Prior to ECR, Mr. Caskey was employed by A.H. Robins for 18 years in various field and home office management positions. His experience brings critical insight into the marketing and distribution of pharmaceutical products in a rapid and ever changing competitive marketplace. Mr. Caskey attended the University of Texas (Austin) and Lamar University, and holds bachelor’s and master’s degrees.

Jeenarine Narine

Jeenarine Narine served as a Director from June 2009 to April 2016. Mr. Narine was elected as a member of Elite’s Board in June 2009 as one of three directors designated by Epic pursuant to the terms of the Epic Strategic Alliance Agreement (see Item 13: “Certain Relationships and Related Transactions and Director Independence; Certain Related Person Transactions; Strategic Alliance Agreement/Transactions With Epic Pharma LLC And Epic Investments LLC” below). Since December 2010, Mr. Narine has been the President and Chief Operating Officer of Epic Pharma, LLC, a manufacturer of generic pharmaceuticals and Elite’s strategic partner pursuant to the Epic Strategic Alliance Agreement, in which capacity he oversees all manufacturing operations. From July 2008 to December 2010, Mr. Narine served as Epic Pharma’s Executive Vice President of Manufacturing and Operations. Mr. Narine is also the current President of Eniran Manufacturing Inc., a contract manufacturer of dietary and nutritional supplements, and has held such office since 2000. In addition, Mr. Narine has been since 1989 the President of A&J Machine Inc., a company owned by Mr. Narine that is engaged in the sales of new and used pharmaceutical manufacturing equipment. In addition to this professional experience, Mr. Narine graduated from the Guyana Industrial Institute, where he studied Metalology and Welding. Mr. Narine’s experience as President and Chief Operating Officer and, previously, as Executive Vice President of Manufacturing and Operations of Epic Pharma LLC and his knowledge of pharmaceutical manufacturing equipment led to the conclusion that he is qualified to serve as a director.

Carter J. Ward

Carter J. Ward has served as Chief Financial Officer, Secretary, and Treasurer of the Company since July 1, 2009. Prior to joining the Company, from July 2005 to April 2009, Mr. Ward filled multiple finance and supply chain leadership roles with the Actavis Group and its U.S. subsidiary, Amide Pharmaceuticals. From September 2004 to June 2005, Mr. Ward was a consultant, mainly engaged in improving internal controls and supporting Sarbanes Oxley compliance of Centennial Communications Inc., a NASDAQ listed wireless communications provider.  From 1999 to September 2004, Mr. Ward was the Chief Financial Officer for Positive Healthcare/Ceejay Healthcare, a U.S.-Indian joint venture engaged in the manufacture and distribution of generic pharmaceuticals and nutraceuticals in India. Mr. Ward began his career as a certified public accountant in the audit department of KPMG and is a Certified Supply Chain Professional (“CSCP”). Mr. Ward holds a B.S. in Accounting from Long Island University, Brooklyn, NY, from where he graduated summa cum laude Mr. Ward’s experience and expertise in the area of finance and more specifically, as a Certified Supply Chain Professional, provides the qualifications, attributes, and skills to serve as an officer for the Company.

Douglas Plassche

Douglas Plassche has served as Executive Vice President of Operations since August 2013. Prior to joining the Company, from 2009 to 2013, Mr. Plassche served as the Managing Director of the New Jersey Solid Oral Dose Operations of Actavis, overseeing 450 employees and the production of more than 100 products. From 2007 to 2009, Mr. Plassche was the Senior Director of Manufacturing for PAR Pharmaceuticals, overseeing 200 employees and the production of more than 70 products. From 1990 – 2007, Mr. Plassche was employed by Schering-Plough, progressing steadily through multiple disciplines, locations, and technical operations sectors with increasing levels of responsibility. Mr. Plassche has a Bachelor’s Degree in Economics from Rochester University.

There are no family relationships between any of our directors and executive officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our Officers, Directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we found that, during the fiscal year ended March 31, 2017, Eugene Pfeifer filed a Form 3 late.

Committees of the Board

The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating Committee.

Audit Committee

During Fiscal 2017, the members of the Audit Committee were Jeffrey Whitnell (Chairman of the Audit Committee), Dr. Barry Dash. Davis Caskey and Nasrat Hakim. We deem Messrs. Whitnell, Dash, and Caskey to be independent and Mr. Whitnell to be qualified as an audit committee financial expert. The Board of Directors has determined that Messrs. Whitnell, Dash and Caskey are independent directors as (i) defined in Rule 10A-3(b)(1)(ii) under the Exchange Act and (ii) under Sections 803A(2) and 803B(2)(a) of the NYSE MKT LLC Company Guide (although our securities are not listed on the NYSE MKT LLCE or any other national exchange).

Nominating Committee

During Fiscal 2017, the members of the Nominating Committee were Nasrat Hakim (Chairman of the Nominating Committee), Dr. Barry Dash, Eugene Pfeifer, Davis Caskey and Jeenarine Narine (for the period of April 1, 2016 through Mr. Narine’s resignation from the Board on April 7, 2016). There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our last Annual Report on Form 10-K.

Compensation Committee

During Fiscal 2017, the members of the Compensation Committee were Dr. Barry Dash (Chairman of the Compensation Committee), Jeffrey Whitnell, Eugene Pfeifer, Davis Caskey and Nasrat Hakim.

Code of Conduct and Ethics

At the first meeting of the Board of Directors following the annual meeting of stockholders held on June 22, 2004, and as further updated effective July 2009, the Board of Directors adopted a Code of Business Conduct and Ethics that is applicable to the Company’s directors, officers, and employees. A copy of the Code of Business Conduct and Ethics is available on our website at www.elitepharma.com, under Investor Relations.

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

Role of the Compensation Committee

The Company formed the Compensation Committee in June 2007. Since the formation of the Compensation Committee all elements of the executives’ compensation are determined by the Compensation Committee, which currently is comprised of four independent non-employee directors, and one director who is also the Company’s Chief Scientific Officer. However, the Compensation Committee’s decisions concerning the compensation of the Company’s Chief Executive Officer are subject to ratification by the independent directors of the Board of Directors. As of September 2016, the members of the Compensation Committee are Dr. Barry Dash (Chairman of the Compensation Committee), Jeffrey Whitnell, Eugene Pfeiffer, Davis Caskey and Nasrat Hakim. The Committee operates pursuant to a charter. Under the Compensation Committee charter, the Compensation Committee has authority to retain compensation consultants, outside counsel, and other advisors that the committee deems appropriate, in its sole discretion, to assist it in discharging its duties, and to approve the terms of retention and fees to be paid to such consultants. The Compensation Committee did not engage any advisors.

Named Executive Officers

The named executive officers for the fiscal year ended March 31, 2017 were:

•	Nasrat Hakim, Chairman of the Board, President, and Chief Executive Officer, for the full year.
•	Carter J. Ward, Chief Financial Officer, Secretary, and Treasurer for the full year.
•	Douglas Plassche, Executive Vice President for the full year.

These individuals are referred to collectively as the “Named Executive Officers”.

We also had two key employees during the fiscal year ended March 31, 2017- George Kenneth Smith and Barbara Ellison (Barbara Ellison retired from the Company, effective June 1, 2016 and is no longer an employee of the Company).

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

Elements of our executive compensation program

Base Salary

We pay a base salary to certain of the Named Executive Officers, with such payments being made in either cash, Common Stock or a combination of cash and Common Stock. In general, base salaries for the Named Executive Officers are determined by evaluating the responsibilities of the executive’s position, the executive’s experience, and the competitive marketplace. Base salary adjustments are considered and take into account changes in the executive’s responsibilities, the executive’s performance, and changes in the competitive marketplace. We believe that the base salaries of the Named Executive Officers are appropriate within the context of the compensation elements provided to the executives and because they are at a level which remains competitive in the marketplace.

Bonuses

The Board of Directors may authorize us to give discretionary bonuses, payable in cash or shares of Common Stock, to the Named Executive Officers and other key employees. Such bonuses are designed to motivate the Named Executive Officers and other employees to achieve specified corporate, business unit and/or individual, strategic, operational, and other performance objectives.

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

Post-Termination/Change of Control Compensation

Pursuant to his employment agreement, Nasrat Hakim, our Chairman of the Board, President, and CEO, is entitled to a payment in an amount equal to two year’s base annual salary in effect upon the date of termination, less applicable deductions, and withholdings, payable in Common Stock upon a Change of Control (as defined in the Hakim Employment Agreement). For more detailed information, please see “Agreements with Named Executive Officers” below.

We do not presently provide the Named Executive Officers with any plan or arrangement, other than those that may be contained in employment contracts, in connection with any termination, including, without limitation, through retirement, resignation, severance, or constructive termination (including a change in responsibilities) of such Named Executive Officer’s employment with the Company.

As part of the Company’s efforts to ensure the retention and continuity of key employees, officers, and directors in the event of a change of control of the ownership of the Company, unless otherwise stated in applicable employment contracts, key executives would receive an amount equal to twelve months of such executive’s salary, and certain Directors and managers would receive an amount equal to six months of such Director’s or manager’s fees or salaries, as applicable. In addition, any outstanding and unvested options would immediately vest, in the event of a change of control.

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

Agreements with Named Executive Officers

Nasrat Hakim

Pursuant to his August 2013 employment agreement, and as amended on January 12, 2016 (the “Hakim Employment Agreement”), Mr. Hakim receives an annual salary of $500,000 per year. The Salary is paid in shares of the Company’s Common Stock pursuant to the Company’s current procedures for paying Company executives in Stock. He also is entitled to an annual bonus equal to up to 100% of his annual salary, payable in accordance with the Company’s payroll practices. The Board may also award discretionary bonuses in its sole discretion. Mr. Hakim is entitled to employee benefits (e.g., health, vacation, employee benefit plans and programs) consistent with other Company employees of his seniority and a car allowance. The Hakim Employment Agreement contains confidentially, non-competition and other standard restrictive covenants.

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

Upon a Change of Control (as defined in the Hakim Employment Agreement), Mr. Hakim is entitled to a payment in an amount equal to two year’s base annual salary in effect upon the Date of Termination, less applicable deductions, and withholdings, payable in Stock computed in the same manner as set forth as the Salary.

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

On February 2, 2013, the Board of Directors increased Mr. Ward’s base salary to $155,000 retroactive to January 1, 2013. This $5,000 increase to be paid by the issuance of restricted shares of Common Stock. The Common Stock component of Mr. Ward’s compensation is to be computed on a quarterly basis, with the number of shares issued equal to the quotient of the quarterly amount due of $7,500 divided by the average daily closing price of the Company’s Common Stock for the quarter just ended.

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

Mr. Ward’s rate of compensation has not changed since March 1, 2016.

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

Mr. Plassche’s rate of compensation has not changed since March 1, 2016.

The Common Stock component of Mr. Plassche’s compensation is to be computed on a quarterly basis, with the number of shares issued being equal to the quotient of the quarterly amount due, divided by the average daily closing price of the Company’s Common Stock for the quarter just ended.

Barbara Ellison

On March 3, 2014, the Company entered into an employment agreement with Ms. Barbara Ellison (the “Ellison Employment Agreement”). Pursuant to the Ellison Employment Agreement, Ms. Ellison serves as an at-will employee, in the position of Vice President of Quality Operations and Regulatory Affairs, commencing on March 24, 2014. The Ellison Employment Agreement includes a total base compensation of $190,000, consisting of $165,000 being paid in accordance with the Company’s payroll practices and $25,000 being paid by the issuance of restricted shares of Common Stock in lieu of cash. Ms. Ellison is also eligible for an annual bonus in cash and/or equity based awards for up to an equivalent of 25% of base salary, with such annual bonus being granted based upon the achievement of agreed milestones in the discretion of the Company and its Chief Executive Officer. In addition, pursuant to the Ellison Employment Agreement, Ms. Ellison was granted options to purchase 600,000 shares of Common Stock, at a price of $ 0.33 per share, (the closing price of the Common Stock on the date of the Ellison Employment Agreement). The options were issued pursuant to the 2009 Employee Stock Option Plan and vest over a period of three years with the vesting period commencing one year from the date of issuance.

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

Ms. Ellison retired from the Company, effective June 1, 2016 and is no longer an employee of the Company. As of the date of Ms. Ellison’s retirement, the options issued to Ms. Ellison were not fully vested, with 400,000 shares being vested and 200,000 shares being non-vested. Pursuant to the 2009 Employee Stock Option Plan, vesting of options require that the employee holder of such options be employed by the Company on each vesting date. Accordingly, future vesting of the non-vested option to purchase 200,000 held by Ms. Ellison at the time of her retirement’s retirement is prohibited. The vested options to purchase up to 400,000 shares at a price of $0.33 per share expired without being exercised 90 days from the date of termination of Ms. Ellison’s employment with the Company, pursuant to the 2009 Employee Stock Option Plan.

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

Mr. Smith’s rate of compensation has not changed since March 1, 2016.

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

Options Exercises and Stock Vested

No options have been exercised by our Named Executive Officers during the 2017 Fiscal Year.

Options to purchase an aggregate of 1,700,000 shares of Common Stock and issued to Named Executive Officers in prior fiscal years vested during Fiscal 2017.

Pension Benefits

We do not provide pension benefits to the Named Executive Officers.

Nonqualified Deferred Compensation

We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change of Control

We do not presently provide the Named Executive Officers with any plan or arrangement, other than those that may be contained in the employment contracts of Mr. Nasrat Hakim, Mr. Douglass Plassche, and Mr. George Kenneth Smith, as above, in connection with any termination, including, without limitation, through retirement, resignation, severance, or constructive termination (including a change in responsibilities) of such Named Executive Officer’s employment with the Company.

As part of the Company’s efforts to ensure the retention and continuity of key employees, officers, and directors in the event of a change of control of the ownership of the Company, unless otherwise stated in applicable employment contracts, key executives would receive an amount equal to twelve months of such executive’s salary, and certain Directors and managers would receive an amount equal to six months of such Director’s or manager’s fees or salaries, as applicable. In addition, any outstanding and unvested options would immediately vest, in the event of a change of control.

Compensation of named executive officers

Summary Compensation Table
Name and Principal Position	Fiscal Year		Salary (1) ($)		Bonus (1) ($)		Option Awards (1) ($)		All Other Compensation (1) ($)		Total ($)
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors
	2017	(1)	500,000	(2)	500,000	(3)	—		18,000	(4)	1,018,000
	2016	(1)	387,500	(2)	387,500	(3)	—		18,000	(4)	793,000
	2015	(1)	350,000	(2)	350,000	(3)	—		18,000	(4)	718,000

Carter J. Ward, Chief Financial Officer
	2017	(1)	192,816	(5)	—		—		—		192,816
	2016	(1)	187,668	(5)	30,000	(6)	—		—		217,668
	2015	(1)	180,600	(5)	36,000	(6)	—		—		216,600

Douglas Plassche, Executive Vice President (12)
	2017	(1)	253,552	(7)	76,066	(8)	—		6,000	(4)	335,618
	2016	(1)	244,613	(7)	73,140	(8)	—		6,000	(4)	323,753
	2015	(1)	231,150	(7)	69,000	(8)	—		6,000	(4)	306,150

Barbara Ellison, Vice President (12)
	2017	(1)	38,550	(9)	—		—		—		38,550
	2016	(1)	193,800	(9)	—		—		—		193,800
	2015	(1)	190,317	(9)	10,000	(10)	188,356	(11)	—		388,673

George Kenneth Smith, Vice President
	2017	(1)	412,000	(13)	—		—		—		412,000
	2016	(1)	401,000	(13)	—		—		—		401,000
	2015	(1)	178,707	(13)	—		412,360	(14)	—		591,067

Jerry Treppel, Chief Executive Officer and Chairman of the Board of Directors (15)
	2017	(1)	—		—		—		—		—
	2016	(1)	—		—		—		23,404	(16)	23,404
	2015	(1)	—		—		—		30,000	(16)	30,000

(1)	Represents amounts paid or accrued for the fiscal years ended March 31, 2017, 2016, and 2015, respectively.

(2)	Represents total salaries paid or accrued to Mr. Hakim pursuant to the Hakim Employment Agreement, with such amounts to be paid via the issuance of Common Shares in lieu of cash.

A total of 1,832,626 Common Shares have been issued and an additional 845,004 Common Shares are due and owing to Mr. Hakim in relation to salaries earned by Mr. Hakim during Fiscal 2017. A total of 1,445,445 Common Shares have been issued to Mr. Hakim in full payment of salaries earned by Mr. Hakim during Fiscal 2016. A total of 1,168,806 Common Shares were issued to Mr. Hakim in full payment of salaries earned by Mr. Hakim during Fiscal 2015.

(3)	Represents bonuses paid or accrued to Mr. Hakim pursuant to the Hakim Employment Agreement, with amounts accrued for periods prior to January 1, 2016 being paid via the issuance of Common Shares in lieu of cash and amounts accrued for periods subsequent to January 1, 2016 to be paid in accordance with the Company’s payroll practices.

A total of 1,061,079 Common Shares were issued to Mr. Hakim in payment of bonuses totaling $262,500 accrued during Fiscal 2016. The remaining $125,000 in bonuses owed to Mr. Hakim for Fiscal 2016 was paid in accordance with the Company’s payroll practices. A total of 1,168,806 Common Shares were issued to Mr. Hakim in full payment of bonuses earned by Mr. Hakim during Fiscal 2015.

(4)	Represents amounts paid for auto allowances

(5)	Represents salaries earned by Mr. Ward pursuant to the Ward Employment Agreement.

Fiscal 2017 salaries consist of $162,816 being paid in accordance with the Company’s payroll practices and $30,000 being paid via the issuance of 109,958 shares of Common Stock in lieu of cash with an additional 50,700 shares of Common Stock being owed. Fiscal 2016 salaries consist of $157,668 being paid in accordance with the Company’s payroll practices and $30,000 being paid via the issuance of 114,012 shares of Common Stock in lieu of cash. Fiscal 2015 salaries consist of $150,600 being paid in accordance with the Company’s payroll practices and $30,000 being paid via the issuance of 100,183 shares of Common Stock in lieu of cash.

(6)	Discretionary cash bonuses awarded by the Chief Executive Officer

(7)	Represents salaries earned by Mr. Plassche pursuant to the Plassche Employment Agreement.

Fiscal 2017 salaries consist of $228,552 being paid in accordance with the Company’s payroll practices and $25,000 being paid via the issuance of 91,631 shares of Common Stock in lieu of cash with an additional 42,250 shares of Common Stock being owed. Fiscal 2016 salaries consist of $219,613 being paid in accordance with the Company’s payroll practices and $25,000 being paid via the issuance of 95,009 shares of Common Stock in lieu of cash. Fiscal 2015 salaries consist of $206,150 being paid in accordance with the Company’s payroll practices and $25,000 being paid via the issuance of 83,486 shares of Common Stock in lieu of cash.

(8)	Cash bonuses paid pursuant to the Plassche Employment Agreement.

(9)	Represents salaries earned by Ms. Ellison pursuant to the Ellison Employment Agreement.

Fiscal 2017 salaries consist of $34,383 being paid in accordance with the Company’s payroll practices and $4,167 being paid via the issuance of 13,026 shares of Common Stock in lieu of cash.
Fiscal 2016 salaries consist of $168,800 being paid in accordance with the Company’s payroll practices and $25,000 being paid via the issuance of 95,009 shares of Common Stock in lieu of cash.
Fiscal 2015 salaries consist of $165,317 being paid in accordance with the Company’s payroll practices and $25,000 being paid via the issuance of 83,541 shares of Common Stock in lieu of cash.

(10)	Cash bonuses paid pursuant to the Ellison Employment Agreement.

(11)	Options to purchase 600,000 shares of Common Stock granted pursuant to the Ellison Employment Agreement.
The options include a purchase price equal to the closing price of the Company’s Common Stock as of the date of the Ellison Employment Agreement and vest in 3 equal, annual increments, beginning on the date that is one year after the date of the Ellison Employment Agreement. Value of the options granted was determined by applying the Black Scholes model for the valuation of options.

These options expired, without being exercised 90 days from the date of termination of Ms. Ellison’s employment with the Company, pursuant to the 2009 Employee Stock Option Plan.

(12)	Ms. Ellison retired on June 1, 2016 and is no longer an employee of the Company

(13)	Represents salaries earned by Mr. Smith pursuant to the Smith Employment Agreement

Fiscal 2017 salaries consist of $162,000 being paid in accordance with the Company’s payroll practices and $250,000 being paid via the issuance of 916,313 shares of Common Stock in lieu of cash with an additional 422,502 shares of Common Stock being owed. Fiscal 2016 salaries consist of $151,800 being paid in accordance with the Company’s payroll practices and $250,000 being paid via the issuance of 950,097 shares of Common Stock in lieu of cash. Fiscal 2015 salaries consist of $67,596 being paid in accordance with the Company’s payroll practices and $111,111 being paid via the issuance of 440,512 shares of Common Stock in lieu of cash.

(14)	Options to purchase 1,500,000 shares of Common Stock granted pursuant to the Smith Employment Agreement.

The options include a purchase price equal to the closing price of the Company’s Common Stock as of the date of the Smith Employment Agreement and vest in 3 equal, annual increments, beginning on the date that is one year after the date of the Smith Employment Agreement. Value of the options granted was determined by applying the Black Scholes model for the valuation of options.

(15)	Mr. Treppel stepped down from his position as Chief Executive Officer in August 2013 and resigned from the Board of Directors in January 2016.

(16)	Represents compensation due to Mr. Treppel for his service as Chairman of the Board of Directors. Mr. Treppel received no salary or additional compensation for his service as Chief Executive Officer. Compensation due to Mr. Treppel was paid via the issuance of Common Stock in lieu of cash, pursuant to the Company’s Director compensation policy.

A total of 93,271 shares of Common Stock were issued to Mr. Treppel for Chairman fees earned during Fiscal 2016. A total of 100,184 shares of Common Stock were issued to Mr. Treppel for Chairman fees earned during Fiscal 2015.

Outstanding Equity Awards at March 31, 2017

Name	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)		Options Exercise Price ($)	Option Expiration Date
Carter Ward	200,000	—	—		0.10	1/17/2020
Carter Ward	150,000	—	—		0.12	6/19/2022
Douglas Plassche	3,000,000	—	—		0.07	7/23/2023
George Kenneth Smith	1,000,000	—	500,000	(1)	0.29	10/20/2024

(1)	Options vest in October 2017.

DIRECTOR COMPENSATION

The following table sets forth information concerning director compensation for the year ended March 31, 2017:

Name	Fees Earned or Paid In Cash (1) ($)		Stock Awards(1) ($)		Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Barry Dash(2)	10,000	(6)	20,000	(9)	—	—	—	—	30,000
Jeffrey Whitnell(2)	10,000	(6)	20,000	(9)	—	—	—	—	30,000
Eugene Pfeifer(3)	9,806	(7)	19,590	(10)	—	—	—	—	29,396
Davis Caskey(4)	9,222	(8)	18,443	(11)	—	—	—	—	27,665
Jeenarine Narine(5)	—		328	(12)	—	—	—	—	328

(1)	Please refer to the section below titled “Director Fee Compensation” for details on the Company’s director fee compensation policy.

(2)	Amounts represent Director compensation earned during the fiscal year ended March 31, 2017.

(3)	Mr. Pfeifer has served as a Director since April 7, 2016. Amounts represent Director compensation earned during the period April 7, 2016 through March 31, 2017.

(4)	Mr. Caskey has served as a Director since April 28, 2016. Amounts represent Director compensation earned during the period April 7, 2016 through March 31, 2017.

(5)	Mr. Narine resigned from the Board on April 7, 2016. Amounts represent Director compensation earned during the period April 1, 2016 through April 7, 2016.

(6)	$7,500 of this amount was paid in March 2017 and $2,500 is owed and expected to be paid on or before March 31, 2018.

(7)	$7,306 of this amount was paid in March 2017 and $2,500 is owed and expected to be paid on or before March 31, 2018.

(8)	$6,722 of this amount was paid in March 2017 and $2,500 is owed and expected to be paid on or before March 31, 2018.

(9)	A total of 73,305 shares of Common Stock were issued and 33,800 shares of Common Stock are due and owing to Dr. Dash and Mr. Whitnell for Director’s fees that are paid via the issuance of Common Stock and earned during Fiscal 2017.

(10)	A total of 72,039 shares of Common Stock were issued and 33,800 shares of Common Stock are due and owing to Mr. Pfeifer for Director’s fees that are paid via the issuance of Common Stock and earned during the period April 7, 2016 through March 31, 2017.

(11)	A total of 68,519 shares of Common Stock were issued and 33,800 shares of Common Stock are due and owing to Mr. Caskey for Director’s fees that are paid via the issuance of Common Stock and earned during the period April 28, 2016 through March 31, 2017.

(12)	A total of 1,008 shares of Common Stock were issued to Mr. Narine for Director’s fees that are paid via the issuance of Common Stock and earned during the period April 1, 2016 through April 7, 2016.

Director Fee Compensation

The Company’s policy regarding director fees is as follows: (i) Directors who are employees or consultants of the Company (and/or any of its subsidiaries) receive no additional remuneration for serving as directors or members of committees of the Board; (ii) all Directors are entitled to reimbursement for out-of-pocket expenses incurred by them in connection with their attendance at the Board or committee meetings; (iii) Directors who are not employees or consultants of the Company (and/or any of its subsidiaries) receive a $30,000 annual retainer fee, with $20,000 of this amount being paid via the issuance of restricted Common Stock of the Company in lieu of cash, as described below, and the remaining $10,000 being paid in cash; (iv) The Chairman of the Board receives a $30,000 annual retainer fee paid via the issuance of restricted shares of Common Stock of the Company in lieu of cash, as described below; (v) Directors and the Chairman do not receive any additional compensation for attendance at or chairing of any meetings; and, (vi) Mr. Nasrat Hakim received no additional compensation, above the annual retainer fee due to the Chairman of the Board, for the period that he also served as Chief Executive Officer.

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

Members of the Board of Directors during the fiscal years ended March 31, 2017 and March 31, 2016 did not receive any options or equity compensation for serving as directors other than shares of Common Stock earned in lieu of cash in relation to Director and Chairman fees due.

Other

The Company’s Articles of Incorporation provide for the indemnification of each of the Company’s directors to the fullest extent permitted under Nevada General Corporation Law.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 7, 2017 (except as otherwise indicated), regarding beneficial ownership of our Common Stock and our Series I Preferred Stock by (i) each person who is known by us to own beneficially more than 5% of each such class, (ii) each of our directors, (iii) each of our executive officers and (iv) all our directors and executive officers as a group. As of June 7, 2017, we had 775.5 million shares of Common Stock outstanding (exclusive of 0.1 million treasury shares) and 24.0344 shares of Series J Preferred Stock outstanding. On any matter presented to the holders of our Common Stock for their action or consideration at any meeting of our Shareholders, each share of Common Stock entitles the holder to one vote and each share of Series J Preferred Stock entitles the holder to the number of votes equal to the number of shares of Common Stock into which such share of Series J Preferred Stock is convertible (6,574,631 shares of Common Stock per whole share of Series J Preferred Stock).

As used in the table below and elsewhere in this report, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following June 7, 2017. Except as otherwise indicated, the Shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

	Amount and Nature of Beneficial Ownership				Percent (%) of Voting
Name and Address Of Beneficial Owner of Common Stock	Common Stock		Series J Preferred Stock		Securities Beneficially Owned
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors*	12,642,565	(1)	24.0344	(2)	18.1%

Barry Dash, Director*	1,378,257	(3)	-		**

Jeffrey Whitnell, Director*	1,239,902	(4)	-		**

Eugene Pfeifer, Director*	105,840	(5)	-		**

Davis Caskey, Director*	102,318	(6)	-		**

Carter J. Ward, Chief Financial Officer *	3,641,018	(7)	-		**

Douglas Plassche, Executive Vice President *	3,328,129	(8)	-		**

Jeenarine Narine, Former Director	22,605,292	(9)	-		2.4%

Ashok Nigalaye, Former Director	50,115,539	(10)	-		5.3%

All Directors and Officers as a group	22,438,029	(11)	24.0344	(2)	19.1%

* The address is c/o Elite Pharmaceuticals Inc., 165 Ludlow Avenue, Northvale, NJ 07647.

** Less than 1%

(1)	Includes 11,797,561 shares of Common Stock held as per the most recent Form 4 filing, and 845,004 shares of Common Stock due and owing to Mr. Hakim as of March 31, 2017 (the latest practicable date) for compensation earned pursuant to Mr. Hakim’s employment agreement with the Company. Excludes warrants to purchase 79,008,661 shares of Common Stock which are not currently exercisable.

(2)	Series J Preferred Stock has an aggregate of 158,017,321 voting rights.

(3)	Includes 1,254,457 shares of Common Stock held as per the most recent Form 4 filing and 33,800 shares of Common Stock due and owing to Dr. Dash as of March 31, 2017 (the latest practicable date) for Directors fees accrued as of such date and vested options to purchase 90,000 shares of Common Stock.

(4)	Includes 1,206,102 shares of Common Stock held as per the most recent Form 4 filing and 33,800 shares of Common Stock due and owing to Mr. Whitnell as of March 31, 2017 (the latest practicable date) for Directors fees accrued as of such date.

(5)	Includes 72,040 shares of Common Stock held as per the most recent Form 4 filing and 33,800 shares of Common Stock due and owing to Mr. Pfeifer as of March 31, 2017 (the latest practicable date) for Directors fees accrued as of such date.

(6)	Includes 68,518 shares of Common Stock held as per the most recent Form 4 filing and 33,800 shares of Common Stock due and owing to Mr. Caskey as of March 31, 2017 (the latest practicable date) for Directors fees accrued as of such date.

(7)	Includes 3,240,318 shares of Common Stock held as per the most recent Form 4 filing, and 50,700 shares of Common Stock due and owing to Mr. Ward as of March 31, 2017 (the latest practicable date) for salaries earned pursuant to Mr. Ward’s employment agreement with the Company, and vested options to purchase 350,000 shares of Common Stock.

(8)	Includes 285,879 shares of Common Stock held as per the most recent Form 4 filing, 42,250 shares of Common Stock due and owing to Mr. Plassche as of March 31, 2017 (the latest practicable date) for salaries earned pursuant to Mr. Plassche’s employment agreement with the Company, and vested options to purchase 3,000,000 shares of Common Stock.

(9)	Mr. Narine resigned on April 7, 2017. Address is c/o Epic Pharma LLC, 227-15 N. Conduit Ave, Laurelton, NY 11413. Includes warrants to purchase 2,910,532 shares of Common Stock and 19,694,760 shares of Common Stock held with the Company’s transfer agent in account(s) that is (are) beneficially owned by Mr. Narine.

(10)	Dr. Nigalaye resigned on June 5, 2015. Address is c/o Epic Pharma LLC, 227-15 N. Conduit Ave, Laurelton, NY 11413. Includes warrants to purchase 2,000,000 shares of Common Stock and 48,115,539 shares of Common Stock held with the Company’s transfer agent in account(s) that is (are) beneficially owned by Dr. Nigalaye.

(11)	Relates only to current directors and officers. Includes 17,924,875 shares of Common Stock held, as per the applicable most recent Form 3 or Form 4 filings, 1,073,155 shares of Common Stock due and owing as of March 31, 2017 (the latest practicable date) for director’s fees and salaries accrued as of such date, and vested options to purchase 3,440,000 shares of Common Stock. Excludes warrants to purchase 79,008,661 shares of Common Stock which are not currently exercisable and 24.0344 Series J Preferred Convertible Shares.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Related Person Transactions

Transactions with Nasrat Hakim and Mikah Pharma LLC

On August 1, 2013, Elite Labs executed an asset purchase agreement (the “Mikah Purchase Agreement”) with Mikah Pharma and acquired from Mikah a total of 13 Abbreviated New Drug Applications (“ANDAs”) consisting of 12 ANDAs approved by the FDA and one ANDA under active review with the FDA, and all amendments thereto (the “Acquisition”) for aggregate consideration of $10,000,000, inclusive of imputed interest payable pursuant to a non-interest bearing, secured convertible note due in August 2016 (the “Mikah Note”). The Mikah Note was amended on February 7, 2014 to make it convertible into shares of the Company’s Series I Convertible Preferred Stock.

The Mikah Note, as amended, was interest free and due and payable on the third anniversary of its issuance. Subject to certain limitations, the principal amount of the Mikah Note was convertible at the option of Mikah into shares of Common Stock at a rate of $0.07 (approximately 14,286 shares per $1,000 in principal amount), the closing market price of the Company’s Common Stock on the date that the asset purchase agreement and Note were executed and/or into shares of the Company’s Series I Convertible Preferred Stock (the “Series I Preferred Stock”) at the rate of 1 share of Series I Preferred Stock for each $100,000 of principal owed on the Mikah Note. The conversion rate was adjustable for customary corporate actions such as stock splits and, subject to certain exclusions, includes weighted average anti-dilution for common stock transactions at prices below the then applicable conversion rate. Pursuant to a security agreement, repayment of the Mikah Note was secured by the ANDAs acquired in the Acquisition.

On February 7, 2014, Mikah converted the principal amount of $10,000,000, representing the entire principal balance due under the Mikah Note, into 100 shares of the Company’s Series I Preferred Stock.

On August 16, 2016, Mikah converted all 100 shares of Series I Preferred Stock for 142,857,143 shares of Common Stock.

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

On January 28, 2015, the Mikah Development Agreement was terminated by mutual agreement of the parties thereto. Pursuant to the Mikah Development Agreement, Mikah made advance consideration payments to the Company totaling $200,000 in exchange for product development services to be provided at a future date. Subsequent to the execution of the Mikah Development Agreement, and before any development milestones were achieved, the sole owner of Mikah, Mr. Nasrat Hakim, became the President and Chief Executive Officer of the Company. Mikah has accordingly ceased operating and is in the process of liquidating its assets.

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

In October 2013, the Company entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Mr. Hakim. Under the terms of the Hakim Loan Agreement, the Company has the right, at its sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. The purpose of the Hakim Credit Line was to support the acceleration of the Company’s product development activities. The outstanding amount was evidenced by a promissory note, which matured on March 31, 2016. On March 31, 2016, the entire unpaid principal balance plus accrued interest thereon was due and payable in full. Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Loan Agreement, the Company could borrow, repay, and re-borrow under the Hakim Credit Line through maturity. Amounts borrowed under the Hakim Credit Line bore interest at the rate of 10% per annum.

At March 31, 2016, a principal balance of $718,309 along with accrued interest of $70,784 was due and owing. The principal balance was paid in full on May 23, 2016. The accrued interest due as of March 31, 2016, plus $9,134 in additional interest accrued from April 1, 2016 through May 23, 2016 was paid in full on May 24, 2016. There are no amounts due and owing under the Hakim Loan Agreement or the Hakim Line of Credit, and both have expired.

On April 28, 2017, Elite entered into an exchange agreement with Nasrat Hakim, pursuant to which the Company issued to Mr. Hakim 24.0344 shares of its newly designated Series J Convertible Preferred Stock (“Series J Preferred”) and Warrants to purchase an aggregate of 79,008,661 shares of Common Stock (the “Series J Warrants”) in exchange for 158,017,321 shares of our common stock owned by Mr. Hakim.

The exchange was conducted pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Series J Preferred

Each share of Series J Preferred has a stated value of $1,000,000 (the “Stated Value”). Commencing on the earlier of three years from the date of issuance of the Series J Preferred or the date that shareholder approval of an increase in the authorized shares of common stock is obtained (the “Shareholder Approval”) and the requisite corporate action has been effected, each share of Series J Preferred is convertible into shares of Company Common Stock at a rate calculated by dividing the Stated Value by $0.1521 (the “Conversion Price”) (prior to any adjustment, 6,574,622 shares of Common Stock per whole share of Series J Preferred). At present, there is not a sufficient number of authorized but unissued or unreserved shares of Common Stock to permit full conversion of the Securities (the “Authorized Share Deficiency”). Accordingly, the Series J Preferred will not be convertible to the extent that there are not a sufficient number of shares available for issuance upon conversion unless and until Shareholder Approval has been obtained and the requisite corporate action has been effected. Subject to certain exceptions, the Conversion Price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then Conversion Price. The Conversion price also is adjustable upon the happening of certain customary events such as stock dividends and splits, pro rata distributions and fundamental transactions.

Holders of Series J Preferred vote, along with the holders of Common Stock, on any matter presented to the shareholders. Each holder of Series J Preferred is entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series J Preferred held by such holder are convertible regardless of whether an Authorized Share Deficiency Exists.

The Series J Preferred ranks senior to the Common Stock with respect to the payment of dividends. So long as any shares of Series J Preferred remain outstanding, the Company cannot declare, pay, or set aside any dividends on shares of any other of its capital stock, unless the holders receive, a dividend on each outstanding share of Series J Preferred in an amount equal to the dividend the holders would have been entitled to receive upon conversion, in full, of the shares of Series J Preferred regardless of whether an Authorized Share Deficiency Exists. In addition, solely during any period commencing four years after the issuance of the Series J Preferred, provided that the Authorized Share Deficiency still exists, until such time as the Authorized Share Deficiency no longer exists, holders of the Series J Preferred are entitled to receive dividends at the rate per share (as a percentage of the Stated Value per share) of 20% per annum, payable quarterly.

Upon liquidation, dissolution or winding up of the Company, holders of Series J Preferred are entitled to receive for each share of Series J Preferred Stock, pari passu and pro rata with the holders of Common Stock, out of the Company’s assets, an amount equal to the amount distributable with regard to the number of whole shares of Common Stock into which the shares of Series J Preferred held by the holders are convertible as of the date of the Liquidation regardless of whether an Authorized Share Deficiency exists.

Series J Warrants

The Series J Warrants are exercisable for a period of 10 years from the date of issuance, commencing on the earlier of (i) the date that Shareholder Approval is obtained and the requisite corporate action has been effected; or (ii) April 28, 2020. The initial exercise price is $0.1521 per share and the Warrants can be exercised for cash or on a cashless basis. The exercise price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then exercise price. The Warrants provide for other standard adjustments upon the happening of certain customary events. The Warrants are not exercisable during any period when an Authorized Share Deficiency exists and will expire on the expiry date, without regards to the existence of an Authorized Shares Deficiency.

Trimipramine Acquisition

On May 16, 2017, we executed an asset purchase agreement with Mikah Pharma, and acquired from Mikah Pharma (the “Trimipramine Acquisition”) an FDA approved ANDA for Trimipramine for aggregate consideration of $1,200,000, payable pursuant to a senior secured note due on December 31, 2020 (the “Trimipramine Note”). Mikah Pharma is owned by Nasrat Hakim, the Chairman of the Board, President, and CEO of the Company.

The Trimipramine Note bears interest at the rate of 10% per annum, payable quarterly. All principal and unpaid interest is due and payable on December 31, 2020. Pursuant to a security agreement, repayment of the Note is secured by the ANDA acquired in the Acquisition.

Distribution Agreement with Dr. Reddy’s Laboratories, Inc.

On May 17, 2017, in conjunction with the Trimipramine Acquisition, the Company executed an assignment agreement with Mikah Pharma, pursuant to which the Company acquired all rights, interests, and obligations under a supply and distribution agreement (the “Reddy’s Trimipramine Distribution Agreement”) with Dr. Reddy’s Laboratories, Inc. (“Dr. Reddy’s”) originally entered into by Mikah Pharma on May 7, 2017 and relating to the supply, sale and distribution of generic Trimipramine Maleate Capsules 25mg, 50mg and 100mg.

On May 22, 2017, the Company executed an assignment agreement with Mikah Pharma, pursuant to which the Company acquired all rights, interests and obligations under a manufacturing and supply agreement with Epic originally entered into by Mikah on June 30, 2015 and relating to the manufacture and supply of Trimipramine (the “Trimipramine Manufacturing Agreement”).

Under the Trimipramine Manufacturing Agreement, Epic will manufacture Trimipramine under license from the Company pursuant to the FDA approved and currently marketed Abbreviated New Drug Application (“ANDA”) that was acquired in conjunction with the Company’s entry into these agreements.

Under the Reddy’s Trimipramine Distribution Agreement, the Company will supply Trimipramine on an exclusive basis to Dr. Reddy’s and Dr. Reddy’s will be responsible for all marketing and distribution of Trimipramine in the United States, its territories, possessions, and commonwealth. The Trimipramine will be manufactured by Epic and transferred to Dr. Reddy’s at cost, without markup.

Dr. Reddy’s will pay to the Company a share of the profits, calculated without any deduction for cost of sales and marketing, derived from the sale of Trimipramine. The Company’s share of these profits is in excess of 50%.

For information about our employment agreement with Mr. Hakim, please see “Part II; Item 11 Executive Compensation-Agreements with Named Executive Officers” above.

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

The Epic Strategic Alliance Agreement expired on June 4, 2012.

In May 2016, Humanwell Healthcare Group and PuraCap Pharmaceutical LLC announced that the companies have acquired 100% of the membership interests of Epic Pharma, LLC of Laurelton, NY.

The Epic Strategic Alliance included provisions entitling the Company to a Product Fee equal to 15% of profits derived from the sale of Oxy IR, as defined in the Epic Strategic Alliance Agreement. The Company is entitled to this product fee indefinitely.

Manufacturing and Licensing Agreement with Epic Pharma LLC

The Company has entered into two agreements with Epic which constitute agreements with a related party due to the management of Epic including a member on our Board of Directors at the time such agreements were executed.

On June 4, 2015, the Company entered into the 2015 Epic License Agreement (please see Note 18 18 to the audited financial statements, “Collaborative Agreement with Epic Pharma LLC”). The 2015 Epic License Agreement includes milestone payments totaling $10 million upon the filing with and approval of a New Drug Application (“NDA”) with the FDA. The Company has determined these milestones to be substantive, with such assessment being made at the inception of the 2015 Epic License Agreement, and based on the following:

•	The Company’s performance is required to achieve each milestone; and

•	The milestones will relate to past performance, when achieved; and

•	The milestones are reasonable relative to all of the deliverables and payment terms within the 2015 Epic License Agreement

After marketing authorization is received from the FDA, Elite will receive a license fee which is based on profits achieved from the commercial sales of ELI-200. On January 14, 2016, the Company filed an NDA with the FDA for SequestOx™, thereby earning a $2.5 million milestone pursuant to the 2015 Epic License Agreement. The Company has received payment of this amount from Epic. Please note that on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that the Company can take to obtain approval of SequestOx™. Based on the FDA response, the Company believes there is a clear path forward to address the issues cited in the CRL. The meeting minutes, received from the FDA on January 23, 2017, supported a plan to address the issues cited by the FDA in the CRL by modifying the SequestOx™ formulation. Such plan includes, without limitation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation. The fed study is in progress. The Company plans on initiating the fasted study after successful completion of the fed study. Resubmission of the SequestOx™ application requires successful completion of all required studies, including these fed and fasted studies. Please note that there can be no assurances of the Company receiving marketing authorization for SequestOx™, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition.

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

Both the 2015 Epic License Agreement and the Epic Generic Agreement contain license fees that will be earned and payable to the Company, after the FDA has issued marketing authorization(s) for the related product(s). License fees are based on commercial sales of the products achieved by Epic and calculated as a percentage of net sales dollars realized from such commercial sales. Net sales dollars consist of gross invoiced sales less those costs and deductions directly attributable to each invoiced sale, including, without limitation, cost of goods sold, cash discounts, Medicaid rebates, state program rebates, price adjustments, returns, short date adjustments, charge backs, promotions, and marketing costs. The rate applied to the net sales dollars to determine license fees due to the Company is equal to an amount negotiated and agreed to by the parties to each agreement, with the following significant factors, inputs, assumptions, and methods, without limitation, being considered by either or both parties:

•	Assessment of the opportunity for each product in the market, including consideration of the following, without limitation: market size, number of competitors, the current and estimated future regulatory, legislative, and social environment for abuse deterrent opioids and the other generic products to which the underlying contracts are relevant;

•	Assessment of various avenues for monetizing SequestOx™ and the twelve ANDA’s owned by the Company, including the various combinations of sites of manufacture and marketing options;

•	Elite’s resources and capabilities with regards to the concurrent development of abuse deterrent opioids and expansion of its generic business segment, including financial and operational resources required to achieve manufacturing site transfers for twelve approved ANDA’s;

•	Capabilities of each party with regards to various factors, including, one or more of the following: manufacturing, marketing, regulatory and financial resources, distribution capabilities, ownership structure, personnel, assessments of operational efficiencies and entity stability, company culture and image;

•	Stage of development of SequestOx™ and manufacturing site transfer and regulatory requirements relating to the commercialization of the generic products at the time of the discussions/negotiations, and an assessment of the risks, probability, and time frames for achieving marketing authorizations from the FDA for each product.

•	Assessment of consideration offered; and

•	Comparison of the above factors among the various entities with whom the Company was engaged in discussions relating to the commercialization of SequestOx™ and the manufacture/marketing of the twelve generics related to the Epic Generic Agreement.

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

Director Independence

All related person transactions are reviewed and, as appropriate, may be approved or ratified by the Board of Directors. If a Director is involved in the transaction, he or she may not participate in any review, approval, or ratification of such transaction. Related person transactions are approved by the Board of Directors only if, based on all of the facts and circumstances, they are in, or not inconsistent with, our best interests and the best interests of our stockholders, as the Board of Directors determines in good faith. The Board of Directors takes into account, among other factors it deems appropriate, whether the transaction is on terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The Board of Directors may also impose such conditions as it deems necessary and appropriate on us or the related person in connection with the transaction.

In the case of a transaction presented to the Board of Directors for ratification, the Board of Directors may ratify the transaction or determine whether rescission of the transaction is appropriate.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Buchbinder Tunick & Company LLP (“Buchbinder”).

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Buchbinder and Berkower LLC, for the audits of our financial statements and interim reviews of our quarterly financial statements.

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Audit fees	$117,000	$110,500	$103,600
Audit-related fees	—	7,000	4,000
Tax fees	7,000	12,200	12,200

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

The Audit Committee has determined that Buchbinder’s rendering of these audit-related services was compatible with maintaining auditor’s independence. The Board of Directors considered Buchbinder to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in Fiscal 2017.

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

ITEM 15 EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following are filed as part of this Annual Report on Form 10-K

(1) The financial statements and schedules required to be filed by Item 8 of this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Statements.

(2) The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013 .

3.1(p)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(q)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

3.1(r)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.21	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.6	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.10	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.11	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.12	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.13	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.14	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.15	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.16	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.17	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.18	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.19	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.20	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March, 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.21	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.22	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.23	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.24	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.25	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.26	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.27	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.28	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.29	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.30	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.31	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.33	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.34	February 7, 2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.35	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.36	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.37	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.38	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.39	January 19, 2015 Second Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 and First Amendment to the TPN-Elite Manufacturing and Supply Agreement dated September 21, 2012, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A for the period ended September 30, 2012, and filed with the SEC on November 17, 2016. Confidential Treatment granted with respect to portions of the Agreement.

10.40	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.41	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015 .

10.42	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on July 11, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.43	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.

10.44	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.45	August 9, 2016 Amendment to Manufacturing and Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011 incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016.

10.46	July 20, 2015 Third Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.47	Purchase Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.48	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.49	April 28, 2017 Exchange Agreement between the Company and Nasrat Hakim, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28. 2017.

10.50	May 2017 Trimipramine Acquisition Agreement from Mikah Pharma.**

10.51	May 2017 Secured Promissory Note from the Company to Mikah Pharma.**

10.52	May 2017 Security Agreement between the Company to Mikah Pharma.**

10.53	May 2017 Assignment of Supply and Distribution Agreement between Dr. Reddy's Laboratories and Mikah Pharma.**

10.54	May 2017 Assignment of Manufacturing and Supply Agreement between Epic and Mikah Pharma. **

10.55	Supply and Distribution Agreement between Dr. Reddy's Laboratories and Mikah Pharma. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.**

10.56	Manufacturing and Supply Agreement between Epic and Mikah Pharma. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.**

21	Subsidiaries of the Company**

23.1	Consent of Buchbinder Tunick and Company LLP, Independent Registered Public Accounting Firm**

23.2	Consent of Berkower LLC, Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	On January 5, 2011, the Company changed its domicile from Delaware to Nevada. All corporate documents from Delaware have been superseded by Nevada corporate documents filed or incorporated by reference herein. All outstanding Delaware securities certificates are now outstanding Nevada securities certificates.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer

Dated: June 14, 2017

By:	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer

Dated: June 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nasrat Hakim	Chief Executive Officer, President and Chairman of the Board of Directors	June 14, 2017

/s/ Carter J. Ward	Chief Financial Officer, Treasurer, Secretary	June 14, 2017

/s/ Barry Dash	Director	June 14, 2017

/s/ Jeffrey Whitnell	Director	June 14, 2017

/s/ Eugene Pfeifer	Director	June 14, 2017

/s/ Davis Caskey	Director	June 14, 2017

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Elite Pharmaceuticals, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. and Subsidiary (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the periods ended March 31, 2017 and 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Pharmaceuticals, Inc. and Subsidiary as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Elite Pharmaceuticals, Inc. and Subsidiary’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2017, expressed an unqualified opinion.

We have also audited the adjustments described in Note 1 that were applied to restate the March 31, 2015, consolidated statement of operations, stockholders’ equity, and cash flow. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ Buchbinder Tunick & Company LLP

Wayne, New Jersey

June 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of

Elite Pharmaceuticals, Inc. and Subsidiary

We have audited, before the effects of the adjustments related to the restatement described in Note 1, the accompanying consolidated statements of operations, changes in stockholders' deficit and cash flows of Elite Pharmaceuticals, Inc. and Subsidiary (the “Company”), for the year ended March 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, except for the effects of the adjustments related to the restatement described in Note 1, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Elite Pharmaceuticals, Inc. and Subsidiary for the year ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments related to the restatement described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Buchbinder Tunick & Company LLP.

/s/ Berkower LLC

Iselin, New Jersey

June 15, 2015

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	March 31,
	2017	2016
ASSETS
Current assets:
Cash	$10,594,693	$11,512,179
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	934,059	1,530,296
Inventory	6,415,966	3,293,729
Prepaid expenses and other current assets	468,002	377,752
Total current assets	18,412,720	16,713,956

Property and equipment, net of accumulated depreciation of $7,426,752 and $6,726,401, respectively	9,039,404	8,110,721

Intangible assets, net of accumulated amortization of $-0-, respectively	6,419,091	6,411,799

Other assets:
Restricted cash - debt service for NJEDA bonds	389,081	388,959
Security deposits	50,846	48,714
Total other assets	439,927	437,673

Total assets	$34,311,142	$31,674,149

The accompanying notes are an integral part of these audited consolidated financial statements.

	March 31,
	2017	2016
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,049,815	$1,804,429
Accrued expenses	794,628	555,352
Deferred revenue, current portion	1,013,333	1,013,333
Bonds payable, current portion (net of bond issuance costs)	70,822	205,822
Line of credit, related party	-	718,309
Loans payable, current portion	416,148	342,944
Total current liabilities	3,344,746	4,640,189

Long-term liabilities:
Deferred revenue, net of current portion	2,265,557	3,278,887
Bonds payable, net of current portion and bond issuance costs	1,583,956	1,654,777
Loans payable, net current portion	577,612	520,829
Derivative financial instruments - warrants	843,464	10,368,567
Other long-term liabilities	31,770	47,422
Total long-term liabilities	5,302,359	15,870,482

Total liabilities	8,647,105	20,510,671

Mezzanine equity

Series I convertible preferred stock; par value $0.01; 395.758 shares authorized, 0 issued and outstanding as of March 31, 2017; 495.758 shares authorized, 100 shares issued and outstanding as of March 31, 2016	-	44,285,715

Shareholders' equity (deficit):
Common stock; par value $0.001; 995,000,000 shares authorized; 928,031,448 shares issued and 927,931,448 outstanding as of March 31, 2017; 711,544,352 shares issued and 711,444,352 outstanding as of March 31, 2016	928,034	711,546
Additional paid-in capital	163,896,410	109,137,805
Treasury stock; 100,000 shares as of March 31, 2017 and March 31, 2016; at cost	(306,841)	(306,841)
Accumulated deficit	(138,853,566)	(142,664,747)
Total shareholders' equity (deficit)	25,664,037	(33,122,237)
Total liabilities, mezzanine equity and shareholders' equity (deficit)	$34,311,142	$31,674,149

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2017 (Audited)	2016 (Audited)	2015 (Audited and Restated)

Manufacturing fees	$7,326,959	$8,002,866	$3,870,457
Licensing fees	2,310,756	4,495,466	1,139,789
Lab fee revenues	-	-	5,000
Total revenue	9,637,715	12,498,332	5,015,246
Cost of revenue	5,898,405	4,484,162	3,013,592
Gross profit	3,739,310	8,014,170	2,001,654

Operating expenses:
Research and development	8,301,693	12,428,783	14,727,472
General and administrative	2,083,226	2,903,178	2,904,114
Non-cash compensation through issuance of stock options	357,955	333,362	260,045
Depreciation and amortization	352,369	665,647	616,995
Total operating expenses	11,095,243	16,330,970	18,508,626

Loss from operations	(7,355,933)	(8,316,800)	(16,506,972)

Other income (expense):
Interest expense and amortization of debt issuance costs	(238,223)	(280,670)	(287,231)
Change in fair value of derivative instruments	9,525,103	7,394,006	20,340,874
Interest income	12,620	-	-
Gain on sale of investment	-	-	1,670,685
Other income (expense), net	9,299,500	7,113,336	21,724,328

Income (loss) from operations before the benefit from sale of state net operating loss credits	1,943,567	(1,203,464)	5,217,356

Net benefit from sale of state net operating loss credits	1,867,614	520,452	3,249

Net income (loss)	3,811,181	(683,012)	5,220,605

Change in carrying value of convertible preferred share mezzanine equity	20,714,286	(9,285,715)	23,709,069

Net income (loss) attributable to common shareholders	$24,525,467	$(9,968,727)	$28,929,674

Basic income (loss) per share attributable to common shareholders	$0.03	$(0.01)	$0.05

Diluted loss per share attributable to common shareholders	$(0.01)	$(0.01)	$(0.02)

Basic weighted average common shares outstanding	838,665,804	673,905,485	591,214,959

Diluted weighted average common shares outstanding	844,506,245	673,905,485	757,579,151

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance at March 31, 2014	560,242,430	$560,244	$65,750,782	100,000	$(306,841)	$(147,202,340)	$(81,198,155)

Net income						5,220,605	5,220,605

Change in value of convertible preferred mezzanine equity			23,709,069				23,709,069

Issuance of common shares pursuant to the exercise of cash warrants	11,985,388	11,985	762,868				774,853

Issuance of common shares pursuant to the exercise of cash options	223,334	223	25,777				26,000

Common shares issued in payment of employee salaries	2,518,668	2,519	847,218				849,737

Common shares issued in payment of Directors' Fees	321,611	322	109,678				110,000

Common shares issued in payment of consulting expenses	70,169	70	23,929				23,999

Common shares issued as commitment shares pursuant to the Lincoln Park purchase agreement	2,566,861	2,567	(2,567)				-

Costs associated with raising capital			(16,365)				(16,365)

Common shares sold pursuant to the Lincoln Park purchase agreement	47,172,240	47,172	13,189,452				13,236,624

Non-cash compensation through the issuance of employee stock options			260,047				260,047

Conversion of Series I convertible preferred stock into common shares	6,060,000	6,060	2,266,440				2,272,500

Balance at March 31, 2015	631,160,701	$631,162	$106,926,328	100,000	$(306,841)	$(141,981,735)	$(34,731,086)

Net loss						(683,012)	(683,012)

Change in value of convertible preferred mezzanine equity			(9,285,715)				(9,285,715)

Issuance of common shares pursuant to the exercise of cash warrants	48,283,968	48,284	2,969,464				3,017,748

Issuance of common shares pursuant to the exercise of cash options	112,500	113	23,638				23,751

Common shares issued in payment of employee salaries	4,236,555	4,237	1,034,763				1,039,000

Common shares issued in payment of Directors' Fees	408,892	409	99,662				100,071

Common shares issued in payment of consulting expenses	97,467	97	23,903				24,000

Common shares issued as commitment shares pursuant to the Lincoln Park purchase agreement	298,923	299	83,803				84,102

Costs associated with raising capital			(84,102)				(84,102)

Common shares sold pursuant to the Lincoln Park purchase agreement	23,945,346	23,945	6,175,698				6,199,643

Non-cash compensation through the issuance of employee stock options			333,363				333,363

Milestone shares issued pursuant to EPIC Strategic Alliance Agreement	3,000,000	3,000	837,000				840,000

Balance at March 31, 2016	711,544,352	$711,546	$109,137,805	100,000	$(306,841)	$(142,664,747)	$(33,122,237)

Net income						3,811,181	3,811,181

Change in value of convertible preferred mezzanine equity			20,714,286				20,714,286

Issuance of common shares pursuant to the exercise of cash warrants	29,562,876	29,563	1,818,117				1,847,680

Issuance of common shares pursuant to the exercise of cash options	100,000	100	8,700				8,800

Common shares issued in payment of employee salaries	3,633,397	3,634	819,117				822,751

Common shares issued in payment of Directors' Fees	334,295	334	73,027				73,361

Common shares issued in payment of consulting expenses	106,416	106	24,061				24,167

Common shares issued as commitment shares pursuant to the Lincoln Park purchase agreement	366,118	366	82,595				82,961

Costs associated with raising capital			(121,587)				(121,587)

Common shares sold pursuant to the Lincoln Park purchase agreement	39,526,851	39,527	7,553,762				7,593,289

Non-cash compensation through the issuance of employee stock options			357,955				357,955

Common shares issued pursuant to the conversion of Series I Convertible Preferred Shares	142,857,143	142,858	23,428,572				23,571,430

Balance at March 31, 2017	928,031,448	$928,034	$163,896,410	100,000	$(306,841)	$(138,853,566)	$25,664,037

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2017 (Audited)	2016 (Audited)	2015 (Audited and Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,811,181	$(683,012)	$5,220,605
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	714,530	666,461	581,855
Change in fair value of derivative financial instruments - warrants	(9,525,103)	(7,394,006)	(20,340,874)
Non-cash compensation accrued	409,750	573,667	679,771
Salaries and directors fees satisfied by the issuance of common stock	896,112	1,139,071	959,737
Consulting expenses paid via the issuance of common stock	24,167	24,000	23,999
Non-cash compensation from the issuance of common stock and options	357,955	333,363	260,047
Milestone shares issued pursuant to Epic Strategies Alliance Agreement	-	840,000	-
Non-cash rent expense	(17,374)	(22,996)	23,703
Non-cash lease accretion	1,721	1,621	1,526
Bad debt recovery	-	(117,095)	-
Gain on sale of investment	-	-	(1,670,685)
Change in operating assets and liabilities:
Accounts receivable	596,237	33,240	(714,355)
Inventory	(3,122,237)	(261,727)	(1,099,518)
Prepaid expenses and other current assets	(92,382)	160,076	(147,188)
Accounts payable, accrued expenses and other current liabilities	(925,088)	(2,211,414)	1,131,477
Deferred revenue and customer deposits	(1,013,330)	4,153,330	(13,333)
Net cash used in operating activities	(7,883,861)	(2,765,421)	(15,103,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,097,562)	(1,918,804)	(1,965,018)
Intellectual property costs	(7,292)	(30,025)	(31,853)
Withdrawals from restricted cash, net	(122)	-	(123,916)
Proceeds from sale of investment in Novel	-	-	5,000,000
Net cash (used in) provided by investing activities	(1,104,976)	(1,948,829)	2,879,213

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from cash warrant and options exercises	1,856,480	3,041,499	800,853
Proceeds and repayments of line of credit, related party - net	(718,309)	135,238	54,322
Other loan payments	(401,485)	(404,131)	(219,010)
Costs associated with raising capital	(38,624)	-	(16,365)
Payment of NJEDA Bonds	(220,000)	(210,000)	(1,110,000)
Proceeds from sale of common stock to Lincoln Park Capital	7,593,289	6,199,643	13,236,624
Net cash provided by financing activities	8,071,351	8,762,249	12,746,424

Net change in cash	(917,486)	4,047,999	522,404

Cash, beginning of period	11,512,179	7,464,180	6,941,776

Cash, end of period	$10,594,693	$11,512,179	$7,464,180

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$142,351	$215,878	$89,336
Cash paid for taxes	$2,500	$4,048	$2,500
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of equipment purchases and insurance renewal	$308,834	$442,399	$804,861
Commitment shares issued to Lincoln Park Capital	$69,425	$84,102	$830,521
Change in carrying value of convertible preferred mezzanine equity	$20,714,286	$(9,285,715)	$23,709,069
Conversion of Series I convertible preferred stock into common shares	$23,571,430	$-	$2,272,500

The accompanying notes are an integral part of these audited consolidated financial statements.

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

Principles of Consolidation

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in conformity with the instructions on Form 10-K and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements.

Going Concern

In connection with the preparation of the financial statements for the year ended March 31, 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date the financial statements were available for issuance, noting that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

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

These audited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2016 included in the Company’s Fiscal 2016 Annual Report on Form 10-K, filed with the SEC on June 15, 2016. In addition, the Company’s future Quarterly Reports on Form 10-Q for subsequent quarterly periods during the current fiscal year will reflect the impact of the restatement in the comparative prior quarter and year-to-date periods.

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

There are currently no intersegment revenues. Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s audited consolidated financial statements. Please see note 17 for further details.

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

Restricted Cash

As of March 31, 2017, and March 31, 2016, the Company had $389,081 and $388,959 of restricted cash, respectively, related to debt serve reserve in regards to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 6).

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

As of March 31, 2017, the Company did not identify any indicators of impairment.

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

Contingencies

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s consolidated financial statements. Contingencies are inherently unpredictable and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Where applicable, the Company records a valuation allowance to reduce any deferred tax assets that it determines will not be realizable in the future.

The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. These tax benefits are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2017, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2013 and forward, and State, 2009 and forward. The Company did not record unrecognized tax positions for the years ended March 31, 2017, 2016, and 2015.

Warrants and Preferred Shares

The accounting treatment of warrants and preferred share series issued is determined pursuant to the guidance provided by ASC 470, Debt, ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, as applicable. Each feature of a freestanding financial instruments including, without limitation, any rights relating to subsequent dilutive issuances, dividend issuances, equity sales, rights offerings, forced conversions, optional redemptions, automatic monthly conversions, dividends and exercise are assessed with determinations made regarding the proper classification in the Company’s financial statements.

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

In accordance with the Company’s Director compensation policy and certain employment contracts, director’s fees and a portion of employee’s salaries are to be paid via the issuance of shares of the Company’s common stock, in lieu of cash, with the valuation of such share being calculated on a quarterly basis and equal to the simple average closing price of the Company’s common stock.

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

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	For the Years Ended March 31,
	2017	2016	2015
Numerator
Net income (loss) attributable to common shareholders - basic	$24,525,467	$(9,968,727)	$28,929,674
Effect of dilutive instrument on net (loss) income	(30,239,389)	1,891,709	(44,049,943)
Net loss attributable to common shareholders - diluted	$(5,713,922)	$(8,077,018)	$(15,120,269)

Denominator
Weighted average shares of common stock outstanding - basic	838,665,804	673,905,485	591,214,959

Dilutive effect of stock options, warrants and convertible securities	5,840,441	-	166,364,192

Weighted average shares of common stock outstanding - diluted	844,506,245	673,905,485	757,579,151

Net income (loss) per share
Basic	$0.03	$(0.01)	$0.05
Diluted	$(0.01)	$(0.01)	$(0.02)

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

●	Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

●	Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3	Inputs that are unobservable for the asset or liability.

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis as of March 31, 2017 and March 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Liabilities
Derivative financial instruments - warrants	$843,464	$-	$-	$843,464

March 31, 2016
Liabilities
Derivative financial instruments - warrants	$10,368,567	$-	$-	$10,368,567

See Note 12, for specific inputs used in determining fair value.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. Based upon current borrowing rates with similar maturities the carrying value of long-term debt approximates fair value.

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

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”). ASU 2015-3 revises previous guidance to require that debt issuance costs be reported in the audited consolidated financial statements as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e. an asset) on the audited consolidated financial statements. This new guidance is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. The amendments must be applied retrospectively. The Company has adopted the provisions of ASU 2015-03. Refer to Note 2 Change in Accounting Principle for the effect of adopting ASU 2015-03 on the consolidated balance sheet as of March 31, 2016.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period. Topic 606 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the effects of ASU 2014-09 and related ASUs noted below on its audited consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”). The amendments in ASU 2015-11 clarify the determination of net realizable value of inventory, applicable to measurement of inventory asset value on the balance sheet. The amendments do not change the core principal of the guidance provided in Topic 330, specifically the valuation of inventory at the lower of cost or market value, with market value being determined by the net realizable value of the inventory item(s). The amendments clarify, however, that net realizable value is to be measured as the estimated selling price in the ordinary course of business, less reasonably predicable costs of completion, disposal, and transportation. The guidance is effective for the annual period beginning after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption being optional and permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of ASU 2015-11 on its audited consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is currently evaluating the effects of ASU 2016-02 on its audited consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”). The amendments in ASU 2016-09 provide revised guidance in relation to the following with regards to share based payments: i) Accounting for forfeitures, ii) Income tax effects, and iii) classification of excess tax benefits. The guidance is effective for the annual period beginning after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption being optional and permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of ASU 2016-09 on its audited consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company is currently evaluating the effects of ASU 2016-15 on its audited consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2016-18 on its audited consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805) – Clarifying the Definition of a Business” (ASU 2017-01). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”), is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments in this update should be applied prospectively on or after the effective date. The Company is currently evaluating the effects of ASU 2017-01 on its audited consolidated financial statements.

In January 2017, the FASB issued ASU No 2017-04 “Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment” (ASU 2017-04). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effects of ASU 2017-04 on its audited consolidated financial statements.

In May 2017, the FASB issued ASU No 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (ASU 2017-09). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2017-09 on its audited consolidated financial statements.

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

The following table is a summary of the effect of the reclassification on the consolidated balance sheet:

	As of March 31, 2016
	As previously filed	Adjustments	As reclassified
Other assets:
EDA bond offering costs	$204,401	$(204,401)	$-

Current liabilities:
Current portion of EDA bonds payable	$220,000	$(14,178)	$205,822

Long term liabilities:
EDA bonds payable - non-current	$1,845,000	$(190,223)	$1,654,777

NOTE 3. INVENTORY

Inventory consisted of the following:

	March 31,
	2017	2016
Finished goods	$221,657	$225,699
Work-in-progress	283,086	222,784
Raw materials	5,911,223	2,845,246
	6,415,966	3,293,729
Less: Inventory reserve	-	-
	$6,415,966	$3,293,729

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,
	2017	2016
Land, building and improvements	$7,308,890	$6,230,543
Laboratory, manufacturing and warehouse equipment	8,764,406	8,255,286
Office equipment and software	276,201	234,634
Furniture and fixtures	49,804	49,804
Transportation equipment	66,855	66,855
	16,466,156	14,837,122
Less: Accumulated depreciation	(7,426,752)	(6,726,401)
	$9,039,404	$8,110,721

Depreciation expense was $700,351, $652,284 and $566,028 for the years ended March 31, 2017, 2016, and 2015, respectively.

NOTE 5. INTANGIBLE ASSETS

The following tables summarize the Company’s intangible assets:

	March 31, 2017
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

In relation to the Series A Notes, the Company is required to maintain a debt service reserve. The debt serve reserve is classified as restricted cash on the accompanying audited consolidated balance sheets. The NJEDA Bonds require the Company to make an annual principal payment on September 1st based on the amount specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal. The annual interest rate on the Series A Note is 6.5%. The NJEDA Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced bonds.

The following tables summarize the Company’s bonds payable liability:

	March 31,
	2017	2016
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,845,000	$2,065,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(85,000)	(220,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,760,000	$1,845,000

Bond offering costs	$354,453	$354,453
Less: Accumulated amortization	(164,231)	(150,052)
Bond offering costs, net	$190,222	$204,401

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$85,000	$220,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$70,822	$205,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$1,760,000	$1,845,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(176,044)	(190,223)
Long term portion of bonds payable, net of bond offering costs	$1,583,956	$1,654,777

Amortization expense was $14,178, $14,178 and $14,177 for years ended March 31, 2017, 2016, and 2015, respectively.

Maturities of bonds for the next five years are as follows:

Year ending March 31,	Amount
2018	$85,000
2019	90,000
2020	95,000
2021	105,000
2022	110,000
Thereafter	1,360,000
$1,845,000

NOTE 7. LOANS PAYABLE

Loans payable consisted of the following:

	March 31,
	2017	2016
Equipment and insurance financing loans payable, between 3% and 13% interest and maturing between May 2017 and March 2022	$993,760	$863,773
Less: Current portion of loans payable	(416,148)	(342,944)
Long-term portion of loans payable	$577,612	$520,829

The interest expense associated with the loans payable was $87,307, $95,822 and $47,828 for the years ended March 31, 2017, 2016, and 2015, respectively.

Loan principal payments for the next five years are as follows:

Year ending March 31	Amount
2018	$416,148
2019	234,577
2020	195,129
2021	89,442
2022	58,464
$993,760

NOTE 8. LINE OF CREDIT – RELATED PARTY

In October 2013, the Company entered into a bridge loan agreement (the “Hakim Loan Agreement”) with Mr. Nasrat Hakim, the Company’s Chairman of the Board, President, and Chief Executive Officer. Under the terms of the Hakim Loan Agreement, the Company has the right, at its sole discretion, to a line of credit (“Hakim Credit Line”) in the maximum principal amount of up to $1,000,000 at any one time. The purpose of the Hakim Credit Line is to support the acceleration of the Company’s product development activities. The outstanding amount is evidenced by a promissory note, which matured on March 31, 2016, as amended. On March 31, 2016, the entire unpaid principal balance plus accrued interest thereon was due and payable in full. The Company could have prepaid any amounts owed without penalty. Any such prepayments shall first be attributable to interest due and owing and then to principal. Interest only shall be payable quarterly on January 1, April 1, July 1, and October 1 of each year. Prior to maturity or the occurrence of an Event of Default as defined in the Hakim Loan Agreement, the Company may borrow, repay, and re-borrow under the Hakim Credit Line through maturity. Amounts borrowed under the Hakim Credit Line bore interest at the rate of 10% per annum.

As of March 31, 2016, the principal balance owed under the Hakim Credit Line was $718,309, with an additional $70,784 in accrued interest being also owed, in accordance with the terms and conditions of the Hakim Credit Line. This principal balance was paid in full on May 23, 2016. Accrued interest consisting of $70,784 due and owed on March 31, 2016, plus $9,134 in interest due, owed and expensed during the period April 1, 2016 through May 23, 2016 was paid on May 24, 2016. Accordingly, as of March 31, 2017, there are no amounts due and owing under the Hakim Loan Agreement or the Hakim Line of Credit and both have expired.

NOTE 9. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $3,278,890 as of March 31, 2017, were comprised of a current component of $1,013,333 and a long-term component of $2,265,557. Deferred revenues in the aggregate amount of $4,292,220 as of March 31, 2016, were comprised of a current component of $1,013,333 and a long-term component of $3,278,887. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance date and the long-term component is equal to the amount of revenue to be earned thereafter.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business. The Company records a provision for a liability when it believes that is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s consolidated financial statements. Contingencies are inherently unpredictable and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

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

Rent expense is recorded on the straight-line basis. Rents paid in excess is recognized as deferred rent. Rent expense under the 135 Ludlow Ave. modified lease for the years ended March 31, 2017, 2016, and 2015 was $190,550, $180,854, and $153,430, respectively. Rent expense is recorded in general and administrative expense in the audited consolidated statements of operations. Deferred rent as of March 31, 2017 and March 31, 2016 was $2,152 and $19,528, respectively and recorded as a component of other long-term liabilities. The tables below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the Ludlow Ave. lease:

Year ending March 31,	Amount
2018	$212,085
2019	216,321
2020	220,650
2021	225,063
2022	229,563
Thereafter	1,154,232
$2,257,914

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of March 31, 2017, and March 31, 2016, the Company had a liability of $29,616 and $27,895, respectively and recorded as a component of other long-term liabilities.

NOTE 11. MEZZANINE EQUITY - SERIES I CONVERTIBLE PREFERRED STOCK

On February 6, 2014, the Company created the Series I Convertible Preferred Stock (“Series I Preferred”). A total of 495.758 shares of Series I Preferred were authorized, 100 shares are issued and outstanding, with a stated value of $100,000 per share and a par value of $0.01 as of March 31, 2016. On August 16, 2016, the 100 shares issued and outstanding were converted into 142,857,143 shares of common stock at the stated conversion price of $0.07 (See Note 13). In conjunction with the Certificate of Designations (“COD”), the shares converted were retired, cancelled, and returned to the status of authorized by unissued preferred stock, leaving a total of 395.758 shares of Series I Preferred authorized and 0 shares of Series I Preferred outstanding at March 31, 2017.

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

Authorized, issued and outstanding shares, along with carrying value and change in value as of the periods presented are as follows:

	March 31,
	2017	2016
Shares authorized	395.758	495.758
Shares outstanding	-	100
Par value	$0.01	$0.01
Stated value	$100,000	$100,000
Conversion price	$0.07	$0.07
Common shares to be issued upon redemption	-	142,857,143
Closing price on valuation date	$0.15	$0.31

Carrying value of Series I convertible preferred stock	$-	$44,285,715

	For the Years Ended March 31,
	2017	2016	2015
Change in carrying value of convertible preferred share mezzanine equity	$20,714,286	$(9,285,715)	$23,709,069

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

A summary of warrant activity is as follows:

	March 31,
	2017		2016		2015
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of year	41,586,066	$0.0625	89,870,034	$0.0625	102,143,091	$0.0625

Warrants exercised, forfeited and/or expired, net	(32,206,847)		(48,283,968)		(12,273,057)

Balance at end of year	9,379,219	$0.0625	41,586,066	$0.0625	89,870,034	$0.0625

The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions:

	March 31,
	2017	2016	2015
Fair value of the Company's common stock	$0.15	$0.31	$0.25
Volatility (based on the Company's historical volatility)	72.5% - 73.1%	52% - 81%	93% - 113%
Exercise price	$0.0625	$0.0625	$0.0625 - 0.25
Estimated life (in years)	1.0 - 1.1	0.2 - 2.1	1.2 - 3.1
Risk free interest rate (based on 1-year treasury rate)	1.02% - 1.03%	0.18% - 0.73%	0.05% - 0.89%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the year ended March 31, 2017 were as follows:

Balance as of March 31, 2014	$38,103,447
Change in fair value of derivative financial instruments - warrants	(20,340,874)
Balance as of March 31, 2015	17,762,573
Change in fair value of derivative financial instruments - warrants	(7,394,006)
Balance as of March 31, 2016	10,368,567
Change in fair value of derivative financial instruments - warrants	(9,525,103)
Balance as of March 31, 2017	$843,464

NOTE 13. SHAREHOLDERS’ EQUITY (DEFICIT)

Lincoln Park Capital

On April 10, 2014, the Company entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement” and/or “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $40 million of common stock (subject to certain limitations) from time to time over a 36-month period ending June 1, 2017. Pursuant to the terms of the Registration Rights Agreement, the Company filed with the SEC registration statements to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the Purchase Agreement. The latest registration statement, which updates the prior registration statements, was declared effective by the SEC on July 13, 2016.

Upon execution of the Purchase Agreement, the Company issued 1,928,641 shares of common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of common stock under that agreement and the Company is obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of common stock purchased by Lincoln Park. Through March 31, 2017, the Company sold to Lincoln Park an aggregate of 110.6 million shares under the Purchase Agreement for aggregate gross proceeds of approximately $27.0 million. The Company also issued an additional 1.3 million Commitment Shares.

The Company, from time to time and at the Company’s sole discretion but no more frequently than every other business day, could direct Lincoln Park to purchase (a “Regular Purchase”) up to 500,000 shares of common stock on any such business day, increasing up to 800,000 shares, depending upon the closing sale price of the common stock, provided that in no event shall Lincoln Park purchase more than $760,000 worth of common stock on any single business day. The purchase price of shares of common stock related to the future Regular Purchase funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to ten business days leading up to such time), but in no event, will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the floor price of $0.10 per share, subject to adjustment.

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

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements, and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, without limitation, market conditions, the trading price of the Common Stock and determinations by the Company as to appropriate sources of funding for the Company and its operations. There are no trading volume requirements or restrictions under the Purchase Agreement. Lincoln Park has no right to require any sales by the Company, but is obligated to make purchases from the Company as it directs in accordance with the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of Company shares.

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park.

Summary of Common Stock Activity

During Fiscal Years 2017, 2016, and 2015 the Company issued a total of 216,487,096, 80,383,651, and 70,918,271 shares of Common Stock, respectively, with such issuances of Common Stock being summarized as follows:

Description	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015

Common shares sold pursuant to the Lincoln Park Capital Purchase Agreements, with net proceeds of such shares totaling $7,593,289 and $6,199,643, $13,236,624 in Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively.	39,526,851	23,945,346	47,172,240

Common shares issued as commitment shares pursuant to the Lincoln Park Capital Purchase Agreements	366,118	298,923	2,566,861

Common Shares issued pursuant to the conversion of Series I Convertible Preferred Share derivatives, with such derivative liabilities totaling $23,571,430, $0, and $2,272,500 for Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively, at the time of their conversion.	142,857,143	—	6,060,000

Common Shares issued in payment of Director’s fees totaling $73,361, $100,071, and $110,000 for Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively.	334,295	408,892	321,611

Common shares issued in payment of employee salaries totaling $822,751, $1,039,000, and $849,737 for Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively.	3,633,397	4,236,555	2,518,668

Common shares issued in payment of consulting expenses totaling $24,167, $24,000, and $23,999 for Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively.	106,416	97,467	70,169

Common shares issued pursuant to warrants exercised	29,562,876	48,283,968	11,985,388

Common shares issued pursuant to options exercised	100,000	112,500	223,334

Milestone shares issued pursuant to EPIC Strategic Alliance Agreement totaling $0, $840,000, and $0 for Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively.	—	3,000,000	—

Total common shares issued	216,487,096	80,383,651	70,918,271

Common shares issued at March 31,	928,031,448	711,544,352	631,160,701

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

During the years ended March 31, 2017, 2016, and 2015 the Company issued 334,295, 408,892, and 321,611 shares of its common stock, respectively, totaling $73,361, $100,071, and $110,000, respectively, in connection with director compensation.

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

During the year ended March 31, 2017, the Company issued 3,633,397 shares of common stock to certain employees in payment of salaries in the aggregate amount of $822,751, consisting of $815,251 of related employee salaries earned during the year ended March 31, 2017 and $7,500 in related employee salaries due and owing as of March 31, 2016, the end of the immediately prior fiscal year. Please note that these shares were issued to employees that resigned from their positions with the Company and represented those shares due and owing as of the date of such resignations.

As of March 31, 2017, the Company owes its President and Chief Executive Officer, Chief Financial Officer and certain other employees and consultants, a total of 1.3 million shares of Common Stock in payment of salaries and fees totaling $0.2 million due and owing. The Company anticipates that these shares of common stock will be issued during the fiscal year ended March 31, 2018.

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

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2014	5,435,667	$0.54	7.4	$1,376,430
Granted	2,590,000	0.31
Forfeited and expired	(160,166)	0.18
Exercised	(223,334)	0.12
Outstanding at March 31, 2015	7,642,167	$0.48	7.4	$635,996
Granted	360,000	0.38
Forfeited and expired	(280,000)	0.60
Exercised	(112,500)	0.21
Outstanding at March 31, 2016	7,609,667	$0.48	6.5	$904,409
Granted	1,350,000	0.20
Forfeited and expired	(2,122,000)	1.18
Exercised	(100,000)	0.09
Outstanding at March 31, 2017	6,737,667	$0.20	6.7	$258,747
Exercisable at March 31, 2017	4,937,667	$0.19	6.2	$256,566

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company common stock as of March 31, 2017, 2016, and 2015 was $0.15, $0.31, and $0.25 respectively.

The fair value of the options was calculated using the Black-Scholes model and the following assumptions:

	March 31,
	2017	2016	2015
Volatility (based on the Company's historical volatility)	120% - 121%	119% - 120%	120% - 121%
Exercise price	$0.13 - 0.33	$0.23 - 0.42	$0.27 - 0.46
Estimated term (in years)	10	10	10
Risk free interest rate (based on 1-year treasury rate)	1.5% - 2.5%	2.1% - 2.2%	2.2% - 2.8%
Forfeiture rate	2.3% - 4.6%	2.7%	0.0%
Fair value of options granted	$373,055	$129,913	$769,421
Non-cash compensation through issuance of stock options	$357,955	$333,363	$260,047

NOTE 15. SALE OF NEW JERSEY STATE NET OPERATING LOSSES

During the year ended March 31, 2017, Elite Labs, a wholly owned subsidiary of Elite, received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $1,286,842 relating to New Jersey net operating losses and net tax benefits of $745,891 relating to R&D tax credits. The Company sold the net tax benefits approved for sale at a transfer price equal to ninety-two cents for every benefit dollar for total proceeds of $1,867,614.

NOTE 16. CONCENTRATIONS AND CREDIT RISK

Revenues

Three customers accounted for substantially all the Company’s revenues for the year ended March 31, 2017. These three customers accounted for approximately 46%, 29% and 19% of revenues each, respectively.

Three customers accounted for substantially all the Company’s revenues for the year ended March 31, 2016. These three customers accounted for approximately 36%, 30% and 27% of revenues each, respectively.

Three customers accounted for substantially all the Company’s revenues for the year ended March 31, 2015. These three customers accounted for approximately 55%, 24% and 11% of revenues each, respectively.

Accounts Receivable

Four customers accounted for all the Company’s accounts receivable as of March 31, 2017. These four customers accounted for approximately 53%, 17%, 14%, and 12% of accounts receivable as of March 31, 2017.

Three customers accounted for substantially all the Company’s accounts receivable as of March 31, 2016. These three customers accounted for approximately 54%, 30% and 8% of accounts receivable as of March 31, 2016.

Purchasing

Three suppliers accounted for more than 65% of the Company’s purchases of raw materials for year ended March 31, 2017. These three suppliers accounted for approximately 51%, 9% and 8% of purchases each, respectively.

For the year ended March 31, 2016, the same three suppliers accounted for more than 70% of the Company’s purchases. These three suppliers accounted for approximately 42%, 23% and 10% of purchases each, respectively.

Seven suppliers accounted for more than 80% of the Company’s purchases of raw materials for year ended March 31, 2015. Included in these seven suppliers are four suppliers that accounted for approximately 38%, 11%, 10% and 10% of purchases each, respectively.

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

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s audited consolidated financial statements.

The following represents selected information for the Company’s reportable segments:

	Years Ended March 31,
	2017	2016	2015
Revenue by Segment
ANDA	$8,637,715	$9,164,999	$5,015,246
NDA	1,000,000	3,333,333	-
	$9,637,715	$12,498,332	$5,015,246

	Years Ended March 31,
	2017	2016	2015
Operating (Loss) Income by Segment
ANDA	$(522,160)	$4,940,515	$1,650,128
NDA	(3,415,246)	(9,305,998)	(14,939,115)
	$(3,937,406)	$(4,365,483)	$(13,288,987)

The table below reconciles the Company’s operating income (loss) by segment to income from operations before provision for income taxes as reported in the Company’s audited consolidated statements of operations.

	Years Ended March 31,
	2017	2016	2015
Operating loss by segment	$(3,937,406)	$(4,365,483)	$(13,288,987)
Corporate unallocated costs	(1,917,437)	(1,772,237)	(1,319,938)
Interest income	12,620	-	-
Interest expense and amortization of debt issuance costs	(238,223)	(280,670)	(287,231)
Depreciation and amortization expense	(352,369)	(665,647)	(616,995)
Significant non-cash items	(1,148,721)	(1,513,433)	(1,281,052)
Change in fair value of derivative instruments	9,525,103	7,394,006	20,340,874
Gain on sale of investment	-	-	1,670,685
Income (loss) from operations before the benefit from sale of state net operating loss credits	$1,943,567	$(1,203,464)	$5,217,356

NOTE 18. COLLABORATIVE AGREEMENT WITH EPIC PHARMA LLC

On June 4, 2015, the Company entered into the 2015 Epic License Agreement, which provides for the exclusive right to market, sell and distribute, by Epic Pharma LLC (“Epic”) of SequestOx™, an abuse deterrent opioid which employs the Company’s proprietary pharmacological abuse-deterrent technology. Epic will be responsible for payment of product development and pharmacovigilance costs, sales, and marketing of SequestOx™, and Elite will be responsible for the manufacture of the product. Under the 2015 Epic License Agreement, Epic will pay Elite non-refundable payments totaling $15 million, with such amount representing the cost of an exclusive license to ELI-200, the cost of developing the product and certain filings and a royalty based on an amount equal to 50% of profits derived from net product sales as defined in the 2015 Epic License Agreement. The initial term of the exclusive right to product development sales and distribution is five years (“Epic Exclusivity Period”); the license is renewable upon mutual agreement at the end of the initial term.

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

In addition, in January 2016, a New Drug Application for SequestOx™ was filed, thereby earning the Company a non-refundable $2.5 million milestone, pursuant to the 2015 Epic License Agreement. The filing of this NDA represents a significant deliverable element as defined within the Epic Collaborative pursuant to ASC 605-25, Revenue Recognition – Multiple Element Arrangements. Accordingly, the Company has recognized the $2.5 million milestone, which was paid by Epic and related to this deliverable as income during the year ended March 31, 2016.

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

Please note that on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that it could take to obtain approval of SequestOx™. Based on the FDA response, the Company believes that there is a clear path forward to address the issues cited in the CRL. It believes that the meeting minutes, received from the FDA on January 23, 2017, supported a plan to address the issues cited by the FDA in the CRL by modifying the SequestOx™ formulation. Such plan includes, without limitation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation. The fed study is in progress. The Company plans on initiating the fasted study after successful completion of the fed study. Resubmission of the SequestOx™ application requires successful completion of all required studies, including these fed and fasted studies. There can be no assurances that our intended future resubmission of the NDA product filing will be accepted by or receive marketing approval from the FDA, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

NOTE 19. COLLABORATIVE AGREEMENT WITH SUNGEN PHARMA LLC

On August 24, 2016, the Company entered into the SunGen Agreement. The SunGen Agreement provides that Elite and SunGen Pharma LLC will engage in the research, development, sales, and marketing of four generic pharmaceutical products. Two of the products are classified as CNS stimulants (the “CNS Products”) and two of the products are classified as beta blockers (the “Beta Blocker Products”).

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

As of and for the year ended March 31, 2017; no revenues and expense have been incurred or recognized under the SunGen agreement.

NOTE 20. RELATED PARTY TRANSACTION AGREEMENTS WITH EPIC PHARMA LLC

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

After marketing authorization is received from the FDA, Elite will receive a license fee which is based on profits achieved from the commercial sales of ELI-200. On January 14, 2016, the Company filed an NDA with the FDA for SequestOx™, thereby earning a $2.5 million milestone pursuant to the 2015 Epic License Agreement. The Company has received payment of this amount from Epic. On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that the Company can take to obtain approval of SequestOx™. Based on the FDA response, the Company believes there is a clear path forward to address the issues cited in the CRL. The meeting minutes, received from the FDA on January 23, 2017, supported a plan to address the issues cited by the FDA in the CRL by modifying the SequestOx™ formulation. Such plan includes, without limitation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation. The fed study is in progress. The Company plans on initiating the fasted study after successful completion of the fed study. Resubmission of the SequestOx™ application requires successful completion of all required studies, including these fed and fasted studies. Please note that there can be no assurances of the Company receiving marketing authorization for SequestOx™, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

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

Both the 2015 Epic License Agreement and the Epic Generic Agreement contain license fees that will be earned and payable to the Company, after the FDA has issued marketing authorization(s) for the related product(s). License fees are based on commercial sales of the products achieved by Epic and calculated as a percentage of net sales dollars realized from such commercial sales. Net sales dollars consist of gross invoiced sales less those costs and deductions directly attributable to each invoiced sale, including, without limitation, cost of goods sold, cash discounts, Medicaid rebates, state program rebates, price adjustments, returns, short date adjustments, charge backs, promotions, and marketing costs. The rate applied to the net sales dollars to determine license fees due to the Company is equal to an amount negotiated and agreed to by the parties to each agreement, with the following significant factors, inputs, assumptions, and methods, without limitation, being considered by either or both parties:

•	Assessment of the opportunity for each product in the market, including consideration of the following, without limitation: market size, number of competitors, the current and estimated future regulatory, legislative, and social environment for abuse deterrent opioids and the other generic products to which the underlying contracts are relevant;

•	Assessment of various avenues for monetizing SequestOx™ and the twelve ANDA’s owned by the Company, including the various combinations of sites of manufacture and marketing options;

•	Elite’s resources and capabilities with regards to the concurrent development of abuse deterrent opioids and expansion of its generic business segment, including financial and operational resources required to achieve manufacturing site transfers for twelve approved ANDA’s;

•	Capabilities of each party with regards to various factors, including, one or more of the following: manufacturing, marketing, regulatory and financial resources, distribution capabilities, ownership structure, personnel, assessments of operational efficiencies and entity stability, company culture and image;

•	Stage of development of SequestOx™ and manufacturing site transfer and regulatory requirements relating to the commercialization of the generic products at the time of the discussions/negotiations, and an assessment of the risks, probability, and time frames for achieving marketing authorizations from the FDA for each product.

•	Assessment of consideration offered; and

•	Comparison of the above factors among the various entities with whom the Company was engaged in discussions relating to the commercialization of SequestOx™ and the manufacture/marketing of the twelve generics related to the Epic Generic Agreement.

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

NOTE 21. MANUFACTURING, LICENSE AND DEVELOPMENT AGREEMENTS

The Company has entered into the following active agreements:

•	License agreement with Precision Dose, dated September 10, 2010 (the “Precision Dose License Agreement”) and

•	Manufacturing and Supply Agreement with Ascend Laboratories Inc., dated June 23, 2011 and as amended on September 24, 2012, January 19, 2015 and as extended on August 9, 2016 (the “Ascend Manufacturing Agreement”)

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

The license fees provided for in the Precision Dose Agreement are calculated as a percentage of net sales dollars realized from commercial sales of the related products. Net sales dollars consist of gross invoiced sales less those costs and deductions directly attributable to each invoiced sale, including, without limitation, cost of goods sold, cash discounts, Medicaid rebates, state program rebates, price adjustments, returns, short date adjustments, charge backs, promotions, and marketing costs. The rate applied to the net sales dollars to determine license fees due to the Company is equal to an amount negotiated and agreed to by the parties to the Precision Dose License Agreement, with the following significant factors, inputs, assumptions, and methods, without limitation, being considered by either or both parties:

•	Assessment of the opportunity for each generic product in the market, including consideration of the following, without limitation: market size, number of competitors, the current and estimated future regulatory, legislative, and social environment for each generic product, and the maturity of the market;

•	Assessment of various avenues for monetizing the generic products, including the various combinations of sites of manufacture and marketing options;

•	Capabilities of each party with regards to various factors, including, one or more of the following: manufacturing resources, marketing resources, financial resources, distribution capabilities, ownership structure, personnel, assessment of operational efficiencies and stability, company culture and image;

•	Stage of development of each generic product, all of which did not have FDA approval at the time of the discussions/negotiations and an assessment of the risks, probability, and time frame for achieving marketing authorizations from the FDA for the products;

•	Assessment of consideration offered by Precision and other entities with whom discussions were conducted; and

•	Comparison of the above factors among the various entities with whom the Company was engaged in discussions relating to the commercialization of the generic products.

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

NOTE 22. INCOME TAXES

The components of the credit for income taxes are as follows:

	Years Ended March 31,
	2017	2016	2015
Federal
Current	$-	$-	$-
Deferred	-	-	-

State
Current	(2,500)	(4,048)	3,249
Deferred	-	-	-

Benefit from sale of state net operating loss credits	1,870,114	524,500	-

Net benefit from sale of state net operating loss credits	$1,867,614	$520,452	$3,249

The major components of deferred tax assets and liabilities at March 31, 2017, 2016, and 2015 are as follows (amounts in thousands of dollars):

	Years Ended March 31,
	2017	2016	2015
Federal
Net operating loss carry forward	$29,915	$27,033	$24,547
Valuation allowance	(29,915)	(27,033)	(24,547)
	$-	$-	$-

State
Net operating loss carry forward	$1,930	$2,722	$2,602
Valuation allowance	(1,930)	(2,722)	(2,602)
	$-	$-	$-

At March 31, 2017, 2016, and 2015 a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty about the Company’s ability to generate the future taxable income necessary to use the net operating loss carryforwards.

The company believes that temporary timing differences between accrual and payment of income taxes are not material to the financial position of the Company.

As of March 31, 2017, Elite has a federal net operating loss carryforward of $29,915,546 and net operating loss carryforward in state tax jurisdictions of $1,929,616, which will begin to expire in 2019.

NOTE 23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company’s consolidated results of operations are shown below:

(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year ended March 31, 2017
Total revenues	$1,350	$2,331	$2,686	$3,271
Costs of revenues	172	1,727	1,851	2,148
Gross profit	1,178	604	835	1,123
Operating expenses	4,368	2,326	2,040	2,361
Loss from operations	(3,190)	(1,722)	(1,205)	(1,238)
Other income (expense)	4	1,519	5,443	2,334
Income tax (credit) expense	-	1,870	-	(3)
Net (loss) income	(3,186)	1,667	4,238	1,099
Change in carrying value of convertible preferred mezzanine equity	-	-	22,857	(2,143)
Net (loss) income attributable to common shareholders	(3,186)	1,667	27,095	(1,044)

Earnings per share – Basic	$0.03	$0.00	$0.03	$(0.00)
Earnings per share – Diluted	$(0.01)	$0.00	$(0.00)	$(0.00)

(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year ended March 31, 2016
Total revenues	$5,195	$2,194	$2,947	$2,163
Costs of revenues	1,036	836	1,415	1,197
Gross profit	4,159	1,358	1,532	966
Operating expenses	3,588	4,071	5,299	3,373
Income (loss) from operations	571	(2,713)	(3,767)	(2,407)
Other income (expense)	7,408	(9,520)	2,086	7,139
Income tax credit	(520)	—	—	—
Net income (loss)	8,499	(12,233)	(1,681)	4,732
Change in carrying value of convertible preferred mezzanine equity	14,142	(24,786)	(5,071)	6,429
Net income (loss) attributable to common shareholders	22,641	(37,019)	(6,753)	11,161

Earnings per share – Basic	$0.03	$(0.05)	$(0.01)	$0.02
Earnings per share – Diluted	$0.00	$(0.05)	$(0.01)	$(0.00)

(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year ended March 31, 2015
Total revenues	$1,234	$1,363	$1,256	$1,162
Costs of revenues	904	700	682	729
Gross profit	331	663	575	433
Operating expenses	5,788	3,221	4,636	4,864
Loss from operations	(5,457)	(2,557)	(4,061)	(4,431)
Other income (expense)	(898)	9,974	10,310	2,338
Income tax credit	(3)	—	—	—
Net (loss) income	(6,350)	7,417	6,248	(2,094)
Change in carrying value of convertible preferred mezzanine equity	(2,715)	13,600	15,132	(2,308)
Net (loss) income attributable to common shareholders	(9,065)	21,017	21,380	(4,402)

Earnings per share – Basic	$(0.01)	$0.03	$0.04	$(0.01)
Earnings per share – Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

NOTE 24. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through June 7, 2017, the date the accompanying financial statements were issued. The following are material subsequent events.

Exchange Agreement with Nasrat Hakim

On April 28, 2017, the Company entered into an exchange agreement (the “Exchange Agreement”) with Nasrat Hakim, the Chairman of the Board, President, and Chief Executive Officer of the Company, pursuant to which the Company issued to Mr. Hakim 23.0344 shares of its newly designated Series J Convertible Preferred Stock (“Series J Preferred”) and Warrants to purchase an aggregate of 79,008,661 shares of its Common Stock (the “Warrants” and, along with the Series J Preferred issued to Mr. Hakim, the “Securities”) in exchange for 158,017,321 shares of Common Stock owned by Mr. Hakim.

The exchange was conducted pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

Series J Preferred

Each share of Series J Preferred has a stated value of $1,000,000 (the “Stated Value”). Commencing on the earlier of three years from the date of issuance of the Series J Preferred or the date that Shareholder Approval of an increase in authorized shares is obtained and the requisite corporate action has been effected, each share of Series J Preferred is convertible into shares of Company Common Stock at a rate calculated by dividing the Stated Value by $0.1521 (the “Conversion Price”) (prior to any adjustment, 6,574,622 shares of Common Stock per whole share of Series J Preferred). At present, there is not a sufficient number of authorized but unissued or unreserved shares of Common Stock to permit full conversion of the Securities (the “Authorized Share Deficiency”). Accordingly, the Series J Preferred will not be convertible to the extent that there are not a sufficient number of shares available for issuance upon conversion unless and until Shareholder Approval has been obtained and the requisite corporate action has been effected. Subject to certain exceptions, the Conversion Price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then Conversion Price. The Conversion price also is adjustable upon the happening of certain customary events such as stock dividends and splits, pro rata distributions and fundamental transactions.

Holders of Series J Preferred vote, along with the holders of Common Stock, on any matter presented to the shareholders. Each holder of Series J Preferred is entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series J Preferred held by such holder are convertible regardless of whether an Authorized Share Deficiency Exists.

The Series J Preferred ranks senior to the Common Stock with respect to the payment of dividends. So long as any shares of Series J Preferred remain outstanding, the Company cannot declare, pay or set aside any dividends on shares of any other of its capital stock, unless the holders receive, a dividend on each outstanding share of Series J Preferred in an amount equal to the dividend the holders would have been entitled to receive upon conversion, in full, of the shares of Series J Preferred regardless of whether an Authorized Share Deficiency Exists. In addition, solely during any period commencing four years after the issuance of the Series J Preferred, provided that the Authorized Share Deficiency still exists, until such time as the Authorized Share Deficiency no longer exists, holders of the Series J Preferred are entitled to receive dividends at the rate per share (as a percentage of the Stated Value per share) of 20% per annum, payable quarterly.

Upon liquidation, dissolution or winding up of the Company, holders of Series J Preferred are entitled to receive for each share of Series J Preferred Stock, pari passu and pro rata with the holders of Common Stock, out of the Company’s assets, an amount equal to the amount distributable with regard to the number of whole shares of Common Stock into which the shares of Series J Preferred held by the holders are convertible as of the date of the Liquidation regardless of whether an Authorized Share Deficiency exists.

Lincoln Park Transaction

On May 1, 2017, the Company entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”).

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase up to $40 million in shares of the Company’s Common Stock, subject to certain limitations, from time to time, over the 36-month period commencing on June 5, 2017. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 500,000 shares of Common Stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 1,000,000 shares, depending upon the closing sale price of the Common Stock (such purchases, “Regular Purchases”). However, in no event shall a Regular Purchase be more than $1,000,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases under certain circumstances. The Company’s sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of Common Stock.

In connection with the Purchase Agreement, the Company issued to Lincoln Park 5,540,550 shares of Common Stock and the Company is required to issue up to 5,540,550 additional shares of Common Stock pro rata as the Company requires Lincoln Park to purchase its shares under the Purchase Agreement over the term of the agreement. Lincoln Park has represented to the Company, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)). The Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Trimipramine Acquisition

On May 16, 2017, Elite Laboratories, Inc., a wholly-owned subsidiary of Elite Pharmaceuticals, Inc. (together, the “Company”) executed an asset purchase agreement with Mikah Pharma LLC (“Mikah”), and acquired from Mikah (the “Trimipramine Acquisition”) an FDA approved ANDA for Trimipramine (“Trimipramine”) for aggregate consideration of $1,200,000, payable pursuant to a senior secured note due on December 31, 2020 (the “Note”). Mikah is owned by Nasrat Hakim, the CEO, President, and a director of the Company.

The Note bears interest at the rate of 10% per annum, payable quarterly. All principal and unpaid interest is due and payable on December 31, 2020. Pursuant to a security agreement, repayment of the Note is secured by the ANDA acquired in the Acquisition.

Distribution Agreement with Dr. Reddy’s Laboratories, Inc.

On May 17, 2017, in conjunction with the Trimipramine Acquisition, the Company executed an assignment agreement with Mikah, pursuant to which the Company acquired all rights, interests, and obligations under a supply and distribution agreement (the “Distribution Agreement”) with Dr. Reddy’s Laboratories, Inc. (“Dr. Reddy’s”) originally entered into by Mikah on May 7, 2017 and relating to the supply, sale and distribution of generic Trimipramine Maleate Capsules 25mg, 50mg and 100mg.

On May 22, 2017, the Company executed an assignment agreement with Mikah, pursuant to which the Company acquired all rights, interests and obligations under a manufacturing and supply agreement with Epic Pharma LLC (“Epic”) originally entered into by Mikah on June 30, 2015 and relating to the manufacture and supply of Trimipramine (the “Manufacturing Agreement”).

Under the Manufacturing Agreement, Epic will manufacture Trimipramine under license from the Company pursuant to the FDA approved and currently marketed Abbreviated New Drug Application (“ANDA”) that was acquired in conjunction with the Company’s entry into these agreements.

Under the Distribution Agreement, the Company will supply Trimipramine on an exclusive basis to Dr. Reddy’s and Dr. Reddy’s will be responsible for all marketing and distribution of Trimipramine in the United States, its territories, possessions, and commonwealth. The Trimipramine will be manufactured by Epic and transferred to Dr. Reddy’s at cost, without markup.

Dr. Reddy’s will pay to the Company a share of the profits, calculated without any deduction for cost of sales and marketing, derived from the sale of Trimipramine. The Company’s share of these profits is in excess of 50%.

Common Stock issued and sold pursuant to the Lincoln Park Purchase Agreement

Subsequent to March 31, 2016 and up to June 7, 2017 (the latest practicable date), a total of 5,540,550 shares of Common Stock were issued to Lincoln Park Capital, with such shares representing initial commitment shares issued pursuant to the 2017 Lincoln Park Purchase Agreement. No shares of Common Stock were sold, no additional commitment shares were issued, and no proceeds were received pursuant to the 2017 Lincoln Park Purchase Agreement.

