Form 10-Q
period 2017-06-30
ELITE PHARMACEUTICALS INC /NV/
filed 2017-08-09
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 781,736,278 shares of common stock were issued and outstanding as of August 2, 2017.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$9,572,905	$10,594,693
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	721,152	934,059
Inventory	5,890,268	6,415,966
Prepaid expenses and other current assets	251,396	468,002
Total current assets	16,435,721	18,412,720

Property and equipment, net of accumulated depreciation of $7,611,338 and $7,426,752, respectively	9,320,594	9,039,404

Intangible assets, net of accumulated amortization of $-0-, respectively	7,679,574	6,419,091

Other assets:
Restricted cash - debt service for NJEDA bonds	389,393	389,081
Security deposits	62,346	50,846
Total other assets	451,739	439,927

Total assets	$33,887,628	$34,311,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$880,714	$1,049,815
Accrued expenses	1,202,230	794,628
Deferred revenue, current portion	1,013,333	1,013,333
Bonds payable, current portion (net of bond issuance costs)	70,822	70,822
Loans payable, current portion	346,571	416,148
Total current liabilities	3,513,670	3,344,746

Long-term liabilities:
Deferred revenue, net of current portion	2,012,223	2,265,557
Bonds payable, net of current portion and bond issuance costs	1,587,500	1,583,956
Secured promissory note - related party	1,200,000	-
Loans payable, net current portion	677,092	577,612
Derivative financial instruments - warrants	7,178,878	843,464
Other long-term liabilities	34,365	31,770
Total long-term liabilities	12,690,058	5,302,359

Total liabilities	16,203,728	8,647,105

Mezzanine equity

Series J convertible preferred stock; par value $0.01; 50 shares authorized, 24.0344 issued and outstanding as of June 30, 2017; 0 shares authorized, 0 issued and outstanding as of March 31, 2017	13,903,957	-

Shareholders' equity (deficit):
Common stock; par value $0.001; 995,000,000 shares authorized; 780,799,895 shares issued and 780,699,895 outstanding as of June 30, 2017; 928,031,448 shares issued and 927,931,448 outstanding as of March 31, 2017	780,802	928,034
Additional paid-in capital	144,328,308	163,896,410
Treasury stock; 100,000 shares as of June 30, 2017 and March 31, 2017; at cost	(306,841)	(306,841)
Accumulated deficit	(141,022,326)	(138,853,566)
Total shareholders' equity (deficit)	3,779,943	25,664,037
Total liabilities, mezzanine equity and shareholders' equity (deficit)	$33,887,628	$34,311,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2017	2016
Manufacturing fees	$1,010,896	$2,551,858
Licensing fees	691,874	719,288
Total revenue	1,702,770	3,271,146
Cost of revenue	1,015,060	2,147,552
Gross profit	687,710	1,123,594

Operating expenses:
Research and development	1,965,883	1,550,370
General and administrative	855,961	699,011
Non-cash compensation through issuance of stock options	97,361	89,384
Depreciation and amortization	6,776	22,392
Total operating expenses	2,925,981	2,361,157

Loss from operations	(2,238,271)	(1,237,563)

Other income (expense):
Interest expense and amortization of debt issuance costs	(70,731)	(68,943)
Change in fair value of derivative instruments	139,260	2,399,921
Interest income	3,982	3,109
Other income (expense), net	72,511	2,334,087

(Loss) income from operations before the benefit from sale of state net operating loss credits	(2,165,760)	1,096,524

Income tax provision	3,000	2,500

Net (loss) income	(2,168,760)	1,094,024

Change in carrying value of convertible preferred share mezzanine equity	-	(2,142,857)

Net loss attributable to common shareholders	$(2,168,760)	$(1,048,833)

Basic loss per share attributable to common shareholders	$(0.00)	$(0.00)

Diluted loss per share attributable to common shareholders	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	819,321,321	722,783,442

Diluted weighted average common shares outstanding	819,321,321	722,783,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid- In Capital	Shares	Amount	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance at March 31, 2017	928,031,448	$928,034	$163,896,410	100,000	$(306,841)	$(138,853,566)	$25,664,037

Net loss						(2,168,760)	(2,168,760)

Issuance of common shares pursuant to the exercise of cash warrants	2,910,532	2,910	178,998				181,908

Common shares issued as initial commitment shares pursuant to the Lincoln Park purchase agreement	5,540,550	5,541	914,191				919,732

Common shares issued as additional commitment shares pursuant to the Lincoln Park purchase agreement	58,697	59	11,391				11,450

Common shares sold pursuant to the Lincoln Park purchase agreement	2,275,989	2,275	421,494				423,769

Costs associated with raising capital			(970,923)				(970,923)

Non-cash compensation through the issuance of employee stock options			97,361				97,361

Retirement of common shares pursuant to the issuance of Series J convertible preferred shares	(158,017,321)	(158,017)	(20,220,614)				(20,378,631)

Balance at June 30, 2017	780,799,895	$780,802	$144,328,308	100,000	$(306,841)	$(141,022,326)	$3,779,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,168,760)	$1,094,024
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	188,130	176,060
Change in fair value of derivative financial instruments - warrants	(139,260)	(2,399,921)
Non-cash compensation accrued	923,500	457,450
Non-cash compensation from the issuance of common stock and options	97,361	89,384
Non-cash rent expense and lease accretion	2,595	(6,087)
Change in operating assets and liabilities:
Accounts receivable	212,907	310,051
Inventory	525,698	(441,565)
Prepaid expenses and other current assets	205,106	161,345
Accounts payable, accrued expenses and other current liabilities	(685,002)	48,417
Deferred revenue and customer deposits	(253,334)	(253,330)
Net cash used in operating activities	(1,091,059)	(764,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(275,344)	(284,323)
Intellectual property costs	(60,483)	(175)
Restricted cash	(312)	-
Net cash used in investing activities	(336,139)	(284,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock	423,770	2,470,338
Proceeds from cash warrant and options exercises	181,909	708,431
Proceeds and repayments of line of credit, related party - net	-	(718,309)
Other loan payments	(160,528)	(109,018)
Costs associated with raising capital	(39,741)	-
Net cash provided by financing activities	405,410	2,351,442

Net change in cash	(1,021,788)	1,302,772

Cash, beginning of period	10,594,693	11,512,179

Cash, end of period	$9,572,905	$12,814,951

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$19,688	$31,422
Financing of equipment purchases and insurance renewal	$190,434	$-
Issuance of Secured Promissory Note pursuant ANDA asset acquisition	$1,200,000	$-
Commitment shares issued to Lincoln Park Capital	$931,182	$38,441
Change in carrying value of convertible preferred mezzanine equity	$-	$(2,142,857)
Retirement of common shares pursuant to the issuance of Series J convertible preferred shares at fair value	$20,378,631	$-

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year.

Going Concern

In connection with the preparation of the financial statements as of and for the three month period ended June 30, 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date the financial statements were available for issuance, noting that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

Segment Information

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with GAAP when making decisions about allocating resources and assessing performance of the Company.

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

Arrangement consideration is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price (the relative selling price method). When applying the relative selling price method, the selling price of each deliverable is determined using vendor-specific objective evidence of selling price, if such exists; otherwise, third-party evidence of selling price. If neither vendor-specific objective evidence nor third-party evidence of selling price exists for a deliverable, the Company uses its best estimate of the selling price for that deliverable when applying the relative selling price method. In deciding whether we can determine vendor-specific objective evidence or third-party evidence of selling price, the Company does not ignore information that is reasonably available without undue cost and effort.

When determining the selling price for significant deliverables under a multiple-element revenue arrangement, the Company considers any or all of the following, without limitation, depending on information available or information that could be reasonably available without undue cost and effort: vendor-specific objective evidence, third party evidence or best estimate of selling price. More specifically, factors considered can include, without limitation and as appropriate: size of market for a specific product; number of suppliers and other competitive market factors; forecast market shares and gross profits; barriers/time frames to market entry/launch; intellectual property rights and protections; exclusive or non-exclusive arrangements; costs of similar/identical deliverables from third parties; contractual terms, including, without limitation, length of contract, renewal rights, commercial terms, and profit allocations; and other commercial, financial, tangible and intangible factors that may be relevant in the valuation of a specific deliverable.

Milestone payments are accounted for in accordance with ASC 605-28, Revenue Recognition – Milestone Method for any deliverables or units of accounting under which the Company must achieve a defined performance obligation which is contingent upon future events or circumstances that are uncertain as of the inception of the arrangement providing for such future milestone payment. Determination of the substantiveness of a milestone is a matter of subjective assessment performed at the inception of the arrangement, and with consideration earned from the achievement of a milestone meeting all of the following:

•	It must be either commensurate with the Company’s performance in achieving the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; and,
•	It relates solely to past performance; and,
•	It is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

Collaborative Arrangements

Contracts are considered to be collaborative arrangements when they satisfy the following criteria defined in ASC 808, Collaborative Arrangements:

•	The parties to the contract must actively participate in the joint operating activity; and,

•	The joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful.

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

Restricted Cash

As of June 30, 2017, and March 31, 2017, the Company had $389,393 and $389,081, respectively, of restricted cash, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 6).

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

As of June 30, 2017, the Company did not identify any indicators of impairment.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carry-forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized.

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

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended June 30,
	2017	2016
Numerator
Net loss attributable to common shareholders - basic	$(2,168,760)	$(1,048,833)
Effect of dilutive instrument on net loss	N/A	N/A
Net loss attributable to common shareholders - diluted	$(2,168,760)	$(1,048,833)

Denominator
Weighted average shares of common stock outstanding - basic	819,321,321	722,783,442

Dilutive effect of stock options, warrants and convertible securities(1)	N/A	N/A

Weighted average shares of common stock outstanding - diluted	819,321,321	722,783,442

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive and therefore is excluded from the calculation of dilutive loss per share. The potential dilutive effect of stock options, warrants and convertible securities, which are excluded from the calculation of dilutive loss per share is 3,627,090 and 149,825,462 for the three months ended June 30, 2017 and 2016, respectively.

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 – Inputs that are unobservable for the asset or liability.

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2017
Liabilities
Derivative financial instruments - warrants	$7,178,878	$-	$-	$7,178,878

March 31, 2017
Liabilities
Derivative financial instruments - warrants	$843,464	$-	$-	$843,464

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

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-01, Business Combinations: Clarifying the Definition of a Business, which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs.  ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business.  The new guidance also narrows the definition of the term "outputs" to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers.  The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. The guidance is effective for the annual period beginning after December 15, 2017, with early adoption permitted. The Company has elected to early adopt ASU 2017-01 and to apply it to any transaction, which occurred prior to the issuance date that has not been reported in financial statements that have been issued or made available for issuance.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period. Topic 606 is effective for the Company in the first quarter of Fiscal 2019. The Company is continuing to evaluate the new revenue recognition guidance. The Company has completed a high-level impact assessment and has commenced an in-depth evaluation of the adoption impact, which involves review of selected revenue arrangements. Based on the Company’s preliminary review, the Company believes that the timing and measurement of revenue for these customers will be similar to the Company’s current revenue recognition. However, this view is preliminary and could change based on the detailed analysis associated with the conversion and implementation phases of our ASU 2014-09 project.

From March 2016 through December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606):Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These amendments are intended to improve and clarify the implementation guidance of Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 and ASU No. 2015-14.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is currently evaluating the effects of ASU 2016-02 on its unaudited condensed financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230)   Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company is currently evaluating the effects of ASU 2016-15 on its unaudited condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2016-18 on its unaudited condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures.

NOTE 2. ASSET ACQUISITION

On May 15, 2017, Elite Laboratories, Inc., a wholly-owned subsidiary of the Company entered into an asset purchase agreement with Mikah Pharma, LLC (“Mikah” and/or the “Seller”), a related party, to acquire the Abbreviated New Drug Applications for Trimipramine Maleate Capsules and testing data, studies, and formulations created in connection therewith including but not limited to (i) the ANDA(s) (Trimipramine Maleate Capsules, 25, 50 and 100 mg ) (the “Product”), (ii) any correspondence with the United States Food and Drug Administration in Seller’s files with respect to the ANDA(s), (iii) the right of reference to the Drug Master Files, as set forth in the ANDA(s); (iv) the ANDA(s) Technology and Scientific Materials; (v) all rights to manufacture, sell or otherwise exploit any products resulting therefrom including all rights to revenues generated therefrom; and (vi) a royalty free limited license to use any ANDA(s) Technology and Scientific Materials which is common to the Product and any other product of Seller, but only for Buyer’s use in connection with the manufacture of any product (the “Purchased Assets”). Mikah is owned by Nasrat Hakim, the CEO, President and Chairman of the Board of the Company. For consideration of the purchased assets, the Company issued a Secured Promissory Note for the principal sum of $1,200,000 (see Note 8).

The Company evaluated the acquisition of the purchased assets under ASC 805, Business Combinations and ASU 2017-01 and concluded that as substantially all of the fair value of the gross assets acquired is concentrated in an identifiable group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the purchase price of the purchased assets was allocated entirely to an identifiable intangible asset as follows:

ANDA acquisition costs	$1,200,000
Total assets acquired	$1,200,000

NOTE 3. INVENTORY

Inventory consisted of the following:

	June 30, 2017	March 31, 2017
Finished goods	$174,806	$221,657
Work-in-progress	96,227	283,086
Raw materials	5,619,235	5,911,223
	5,890,268	6,415,966
Less: Inventory reserve	-	-
	$5,890,268	$6,415,966

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2017	March 31, 2017
Land, building and improvements	$7,491,528	$7,308,890
Laboratory, manufacturing and warehouse equipment	9,027,597	8,764,406
Office equipment and software	296,148	276,201
Furniture and fixtures	49,804	49,804
Transportation equipment	66,855	66,855
	16,931,932	16,466,156
Less: Accumulated depreciation	(7,611,338)	(7,426,752)
	$9,320,594	$9,039,404

Depreciation expense was $184,586 and $172,515 for the three months ended June 30, 2017 and 2016, respectively.

NOTE 5. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	June 30, 2017
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
Patent application costs	*	$371,774	$60,483	$-	$432,257
ANDA acquisition costs	Indefinite	6,047,317	1,200,000	-	7,247,317
		$6,419,091	$1,260,483	$-	$7,679,574

	March 31, 2017
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
Patent application costs	*	$364,482	$7,292	$-	$371,774
ANDA acquisition costs	Indefinite	6,047,317	-	-	6,047,317
		$6,411,799	$7,292	$-	$6,419,091

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

The following tables summarize the Company’s bonds payable liability:

	June 30, 2017	March 31, 2017
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,845,000	$1,845,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(85,000)	(85,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,760,000	$1,760,000

Bond offering costs	$354,453	$354,453
Less: Accumulated amortization	(167,775)	(164,231)
Bond offering costs, net	$186,678	$190,222

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$85,000	$85,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$70,822	$70,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$1,760,000	$1,760,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(172,500)	(176,044)
Long term portion of bonds payable, net of bond offering costs	$1,587,500	$1,583,956

Amortization expense was $3,544 and $3,545 for the three months ended June 30, 2017 and 2016, respectively.

NOTE 7. LOANS PAYABLE

Loans payable consisted of the following:

	June 30, 2017	March 31, 2017
Equipment and insurance financing loans payable, between 4% and 13% interest and maturing between October 2017 and August 2022	$1,023,663	$993,760
Less: Current portion of loans payable	(346,571)	(416,148)
Long-term portion of loans payable	$677,092	$577,612

The interest expense associated with the loans payable was $21,759 and $21,151 for the three months ended June 30, 2017 and 2016, respectively.

NOTE 8. RELATED PARTY SECURED PROMISSORY NOTE WITH MIKAH PHARMA LLC

For consideration of the assets acquired on May 15, 2017, as discussed in Note 2, the Company issued a Secured Promissory Note (the “Note”) to Mikah for the principal sum of $1,200,000. The Note matures on December 31, 2020 in which the Company shall pay the outstanding principal balance of the Note. Interest shall be computed on the unpaid principal amount at the per annum rate of ten percent (10%); provided, upon the occurrence of an Event of Default as defined within the Note, the principal balance shall bear interest from the date of such occurrence until the date of actual payment at the per annum rate of fifteen percent (15%). All interest payable hereunder shall be computed on the basis of actual days elapsed and a year of 360 days. Installment payments of interest on the outstanding principal shall be paid as follows: quarterly commencing August 1, 2017 and on November 1, February 1, May 1 and August 1 of each year thereafter. All unpaid principal and accrued but unpaid interest shall be due and payable in full on the Maturity Date. The interest expense associated with the Note was $15,000 for the three months ended June 30, 2017.

NOTE 9. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $3,025,556 as of June 30, 2017, were comprised of a current component of $1,013,333 and a long-term component of $2,012,223. Deferred revenues in the aggregate amount of $3,278,890 as of March 31, 2017, were comprised of a current component of $1,013,333 and a long-term component of $2,265,557. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

The 135 Ludlow Ave. modified lease, includes an initial term, which expired on December 31, 2016 with two tenant renewal options of five years each, at the sole discretion of the Company. On June 22, 2016, the Company exercised the first of these renewal options, with such option including a term that begins on January 1, 2017 and expires on December 31, 2021.

The 135 Ludlow Ave. property required significant leasehold improvements and qualifications, as a prerequisite, for its intended future use. Manufacturing, packaging, warehousing and regulatory activities are currently conducted at this location. Additional renovations and construction to further expand the Company’s manufacturing resources are in progress.

Rent expense is recorded on the straight-line basis. Rents paid in excess is recognized as deferred rent. Rent expense under the 135 Ludlow Ave. modified lease for the three-month ended June 30, 2017 and 2016 was $54,909 and $45,213, respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations. Deferred rent as of June 30, 2017 and March 31, 2017 was $4,302 and $2,152, respectively and recorded as a component of other long-term liabilities.

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of June 30, 2017, and March 31, 2017, the Company had a liability of $30,063 and $29,616, respectively and recorded as a component of other long-term liabilities.

NOTE 11. MEZZANINE EQUITY

Series I convertible preferred stock

On February 6, 2014, the Company created the Series I Convertible Preferred Stock (“Series I Preferred”). A total of 495.758 shares of Series I Preferred were authorized, 100 shares are issued and outstanding, with a stated value of $100,000 per share and a par value of $0.01. On August 16, 2016, the 100 shares issued and outstanding were converted into 142,857,143 shares of common stock at the stated conversion price of $0.07. In conjunction with the Certificate of Designations (“COD”), the shares converted were retired, cancelled, and returned to the status of authorized by unissued preferred stock. There are 395.758 shares authorized, 0 issued and outstanding as of June 30, 2017 and March 31, 2017, respectively.

The COD for the Series I Preferred contained the following features:

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

Authorized, issued and outstanding shares, along with carrying value and change in value as of the periods presented are as follows:

	June 30, 2017	March 31, 2017
Shares authorized	395.758	395.758
Shares outstanding	-	-
Par value	$0.01	$0.01
Stated value	$100,000	$100,000
Conversion price	$0.07	$0.07
Common shares to be issued upon redemption	-	-
Carrying value of Series I convertible preferred stock	$-	$-

	For the Three Months Ended June 30,
	2017	2016
Change in carrying value of convertible preferred share mezzanine equity - Series I	$-	$2,142,857

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, 24.0344 shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of June 30, 2017.

The issued shares were pursuant to an Exchange Agreement with Nasrat Hakim, (“Hakim”) a related party and the Company’s President, CEO and Chairman of the Board of Directors. Per to the Exchange Agreement the Company exchanged 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of common stock at $1.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of common stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of common stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying unaudited condensed consolidated balance sheet (See Note 12).

Each Series J Preferred is convertible at the option of the holder into shares of common stock, that is the earlier of (i) the date that shareholder approval is obtained and the requisite corporate action has been effected regarding a Fundamental Transaction (as defined in the Series J COD); or (ii) not less than three years subsequent to the Original Issue Date (the date of the first issuance of any shares of the Series J Preferred Stock) (the “Conversion Date”). The number of common shares is calculated by dividing the Stated Value of such share of Series J Preferred by the Conversion Price. The conversion price for the Series J Preferred shall equal $0.1521, subject to adjustment as discussed below.

Based on the current conversion price, the Series J Preferred is convertible into 158,017,321 shares of common stock. The conversion price is subject to the following adjustments: (i) stock dividends and splits, (ii) sale or grant of shares below the conversion price, (iii) pro rata distributions; or (iv) fundamental changes (merger, consolidation, or sale of all or substantially all assets).

If upon any Conversion Date there is not a sufficient number of authorized shares of Common Stock (that are not issued, outstanding or reserved for issuance) available to effect the entire conversion of the then outstanding shares of Series J Preferred Stock and the then outstanding common stock purchase warrants issued in conjunction therewith (an “Authorized Share Deficiency”), such conversion shall not exceed the Issuable Maximum (as defined in the Series J COD); however, the Company shall use its best efforts to obtain shareholder approval within two (2) years of the date of first issuance of Series J Preferred Stock to permit the balance of the conversion. If shareholder approval is not obtained due to an insufficient number of shareholder votes for passage, the Company shall continue to solicit for shareholder approval annually thereafter. As of June 30, 2017, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion, notwithstanding that the earliest possible Conversion Date is April 28, 2020.

Solely during any period of time during which an Authorized Share Deficiency exists commencing on or after the fourth anniversary of the Original Issue Date (“Dividend Commencement Date” and collectively the “Dividend Entitlement Period”), holders of Series J Preferred shall be entitled to receive, and the Company shall pay, dividends at the rate per share (as a percentage of the Stated Value per share) of 20% per annum, payable quarterly, in arrears, on January 1, April 1, July 1 and October 1, in cash or duly authorized, validly issued, fully paid and non-assessable shares of Series J Preferred, or a combination thereof (the amount to be paid in shares of Series J Preferred, the "Dividend Share Amount"). The form of dividend payments to each holder shall be made, at the option of the Holders, (i) in cash, to the extent that funds are legally available for the payment of dividends in cash, (ii) in shares of Series J Preferred Stock, or (iii) a combination thereof. The Series J Preferred shall rank senior to the common stock with respect to payment of dividends and pair passu to the common stock with respect to liquidation, dissolution or winding up of the Company.

The holders of the Series J Preferred shall have voting rights on any matter presented to the shareholders of the Company for their action or consideration at any meeting of shareholders of the Company (or by written consent of shareholders in lieu of meeting). Each holder shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series J Preferred held by the holder are convertible as of the record date for determining the shareholders entitled to vote on such matter regardless of whether an Authorized Share Deficiency Exists.

The Company has determined that the Series J Preferred host instrument was more akin to equity than debt and that the above identified conversion feature, subject to adjustments, was clearly and closely related to the host instrument, and accordingly bifurcation and classification of the conversion feature as a derivative liability was not required. The Company has accounted for the Series J Preferred as contingently redeemable preferred stock for which redemption is not probable. Accordingly, the Series J Preferred is presented in mezzanine equity based on their initial measurement amount (fair value), as required by ASC 480-10-S99, Distinguishing Liabilities from Equity – SEC Materials. No subsequent adjustment of the initial measurement amounts for these contingently redeemable Series J Preferred is necessary unless the redemption of the Series J Preferred becomes probable. Accordingly, the amount presented as temporary equity for the contingently redeemable Series J Preferred outstanding is its issuance-date fair value. The Series J Preferred was initially measured at its fair value, $13,903,957.

The fair value of the Series J Preferred issued by the Company pursuant to the exchange agreement was calculated using a Monte Carlo Simulation of stock price and expected future behaviors related to shareholder approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

April 28, 2017
Fair value of the Company's common stock	$0.1521
Initial exercise price	$0.1521
Number of Series J Preferred issued	24.0344
Fully diluted shares outstanding as of measurement date	923,392,780
Risk-free rate	2.30%
Volatility	90.00%
Shareholder approval threshold	$0.1521
Probability of approval is ending stock price is greater than threshold - midpoint	82.50%
Probability of approval is ending stock price is less than threshold - midpoint	17.50%

Authorized, issued and outstanding shares, along with carrying value and change in value as of the periods presented are as follows:

	June 30, 2017	March 31, 2017
Shares authorized	50	-
Shares outstanding	24.0344	-
Par value	$0.01	$-
Stated value	$1,000,000	$-
Conversion price	$0.1521	$-
Common shares to be issued upon redemption	158,017,321	-
Carrying value of Series J convertible preferred stock	$13,903,957	$-

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

A summary of warrant activity is as follows:

	June 30, 2017		March 31, 2017
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	9,379,219	$0.0625	41,586,066	$0.0625

Warrants granted pursuant to the issuance of Series J convertible preferred shares	79,008,661	$0.1521	-	$-

Warrants exercised, forfeited and/or expired, net	(2,910,532)		(32,206,847)

Balance at end of period	85,477,348	$0.1426	9,379,219	$0.0625

The fair value of the warrants issued by the Company prior April 1, 2017 (9,379,219 warrant shares) was calculated using the Black-Scholes model and the following assumptions:

	June 30, 2017	March 31, 2017
Fair value of the Company's common stock	$0.19	$0.15
Volatility (based on the Company's historical volatility)	62.2% - 62.8%	72.5% - 73.1%
Exercise price	$0.0625	$0.0625
Estimated life (in years)	0.8	1.0 - 1.1
Risk free interest rate (based on 1-year treasury rate)	1.10%	1.02% - 1.03%
Fair value of derivative financial instruments - warrants	$818,261	$843,464

On April 28, 2017, the Company entered into an exchange agreement (the “Exchange Agreement”) with Nasrat Hakim, the Chairman of the Board, President, and Chief Executive Officer of the Company, pursuant to which the Company issued to Mr. Hakim 23.0344 shares of its newly designated Series J Convertible Preferred Stock (“Series J Preferred”) and Warrants to purchase an aggregate of 79,008,661 shares of its Common Stock (the “Series J Warrants” and, along with the Series J Preferred issued to Mr. Hakim, the “Securities”) in exchange for 158,017,321 shares of Common Stock owned by Mr. Hakim. The fair value of the Series J Warrants was determined to be $6,474,673 upon issuance at April 28, 2017.

The Series J Warrants are exercisable for a period of 10 years from the date of issuance, commencing on the earlier of (i) the date that Shareholder Approval is obtained and the requisite corporate action has been effected; or (ii) April 28, 2020. The initial exercise price is $0.1521 per share and the Series J Warrants can be exercised for cash or on a cashless basis. The exercise price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then exercise price. Such exercise price adjustment feature prohibits the Company from being able to conclude the warrants are indexed to its own stock and thus such warrants are classified as liabilities and measured initially and subsequently at fair value. The Series J Warrants also provide for other standard adjustments upon the happening of certain customary events. The Series J Warrants are not exercisable during any period when an Authorized Share Deficiency exists and will expire on the expiry date, without regards to the existence of an Authorized Shares Deficiency (see Note 11). As of June 30, 2017, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion of the Series J Preferred, therefore the Series J Warrants are not currently exercisable. Please also see Note 11.

The fair value of the warrants issued by the Company pursuant to the issuance of Series J convertible preferred shares (79,008,661 warrant shares) was calculated using a Monte Carlo Simulation because of the probability assumptions associated with the Shareholder Approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

	June 30, 2017	April 28, 2017
Fair value of the Company's common stock	$0.19	$0.1521
Initial exercise price	$0.1521	$0.1521
Number of common warrants	79,008,661	79,008,661
Fully diluted shares outstanding as of measurement date	781,790,860	923,392,780
Warrant term (in years)	9.83	10.00
Risk-free rate	2.31%	2.30%
Volatility	90.00%	90.00%
Shareholder approval threshold	$0.1580	$0.1521
Probability of approval is ending stock price is greater than threshold - midpoint	82.50%	82.50%
Probability of approval is ending stock price is less than threshold - midpoint	17.50%	17.50%
Fair value of derivative financial instruments - warrants	$6,360,618	$6,474,673

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the three months ended June 30, 2017 were as follows:

Balance as of March 31, 2017	$843,464
Fair value of warrants granted pursuant to the issuance of Series J convertible preferred shares	6,474,674
Change in fair value of derivative financial instruments - warrants	(139,260)
Balance as of June 30, 2017	$7,178,878

NOTE 13. SHAREHOLDERS’ EQUITY (DEFICIT)

Lincoln Park Capital – April 10, 2014 Purchase Agreement

On April 10, 2014, the Company entered into a Purchase Agreement (the “2014 LPC Purchase Agreement”) and a Registration Rights Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2014 LPC Purchase Agreement, Lincoln Park had agreed to purchase from the Company up to $40 million of common stock (subject to certain limitations) from time to time over a 36-month period.

Upon execution of the Purchase Agreement, the Company issued 1,928,641 shares of our common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of our common stock under that agreement and were obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of the Company’s common stock is purchased by Lincoln Park.

The 2014 LPC Purchase Agreement expired on June 1, 2017. During the term of the 2014 LPC Purchase Agreement, the Company sold an aggregate of 110.6 million shares to Lincoln Park, for aggregate gross proceeds of approximately $27.0 million. In addition, the Company issued an aggregate of 3.2 million commitment shares.

Lincoln Park Capital – May 1, 2017 Purchase Agreement

On May 1, 2017, the Company entered into a purchase agreement (the “2017 LPC Purchase Agreement”), together with a registration rights agreement (the “2017 LPC Registration Rights Agreement”), with Lincoln Park.

Under the terms and subject to the conditions of the 2017 LPC Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase up to $40 million in shares of common stock, subject to certain limitations, from time to time, over the 36-month period commencing on June 5, 2017. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 500,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 1,000,000 shares, depending upon the closing sale price of the common stock (such purchases, “Regular Purchases”). However, in no event shall a Regular Purchase be more than $1,000,000. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases under certain circumstances. Sales of shares of common stock to Lincoln Park under the 2017 LPC Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of common stock.

In connection with the 2017 LPC Purchase Agreement, the Company issued to Lincoln Park 5,540,550 shares of common stock and are required to issue up to 5,540,550 additional shares of Common Stock pro rata as the Company requires Lincoln Park to purchase shares under the 2017 LPC Purchase Agreement over the term of the agreement. Lincoln Park has represented to the Company, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)). The Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The 2017 LPC Purchase Agreement and the 2017 LPC Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the 2017 LPC Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of common stock to Lincoln Park under the 2017 LPC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by us as to the appropriate sources of funding for us and our operations. There are no trading volume requirements or, other than the limitation on beneficial ownership discussed above, restrictions under the 2017 LPC Purchase Agreement. Lincoln Park has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed in accordance with the 2017 LPC Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

The net proceeds received by us under the 2017 LPC Purchase Agreement will depend on the frequency and prices at which the Company sell shares of common stock to Lincoln Park. A registration statement on form S-3 was filed with the SEC on May 10, 2017 and was declared effective on June 5, 2017.

Summary of Common Stock Activity

During the three months ended June 30, 2017, the Company issued the following shares of Common Stock:

Issuance of shares of common stock pursuant to the exercise of warrants

The Company issued 2,910,532 shares of its common stock totaling $181,908 in connection with the exercise of cash warrants.

Issuance of shares of common stock to Lincoln Park

The Company issued 5,540,550 shares of its common stock as initial commitment shares pursuant to the 2017 LPC Purchase Agreement, 58,697 shares of its common stock as additional commitment shares, pursuant to the 2017 LPC Purchase Agreement with Lincoln Park, as consideration for their commitment to purchase additional shares of the Company’s common stock. In addition, the Company issued 2,275,989 shares of its common stock for proceeds totaling $423,769 in connection with the 2017 LPC Purchase Agreement with Lincoln Park.

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

During the three months ended June 30, 2017, the Company did not issue any shares of common stock to its Directors in payment of director’s fees.

During the three months ended June 30, 2017, the Company accrued director’s fees totaling $30,000, which will be paid via cash payments totaling $10,000 and the issuance of 109,048 shares of Common Stock.

As of June 30, 2017, the Company owes its Directors a total of $20,000 in cash payments and 244,249 shares of Common Stock in payment of director fees totaling $60,000 due and owing. The Company anticipates that these shares of Common Stock will be issued during prior to the end of the current fiscal year.

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

During the three months ended June 30, 2017, the Company did not issue any shares pursuant to employment contracts with the Company’s President and Chief Executive Officer, Chief Financial Officer or certain other employees.

During the three months ended June 30, 2017, the Company accrued salaries and fees totaling $207,250 owed to the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees and consultants, which are to be paid via the issuance of a total of 1,130,011 shares of Common Stock.

As of June 30, 2017, the Company owes its President and Chief Executive Officer, Chief Financial Officer and certain other employees and consultants, a total of 2,531,027 shares of Common Stock in payment of salaries and fees totaling $414,500 due and owing. The Company anticipates that these shares of common stock will be issued prior to the end of the current fiscal year.

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

		Weighted	Weighted Average
	Shares	Average	Remaining Contractual	Aggregate Intrinsic
	Underlying Options	Exercise Price	Term (in years)	Value
Outstanding at April 1, 2017	6,737,667	$0.20	6.7	$258,747
Granted	300,000	0.21
Forfeited and expired	(60,000)	0.46
Outstanding at June 30, 2017	6,977,667	$0.21	6.7	$426,350
Exercisable at June 30, 2017	5,017,667	$0.19	5.8	$401,393

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company common stock as of June 30, 2017 and March 31, 2017 of $0.19 and $0.15, respectively.

The fair value of the options was calculated using the Black-Scholes model and the following assumptions:

	June 30, 2017	March 31, 2017
Volatility (based on the Company's historical volatility)	121.4% - 121.6%	120% - 121%
Exercise price	$ 0.15 - 0.24	$ 0.13 - 0.33
Estimated term (in years)	10	10
Risk free interest rate (based on 1-year treasury rate)	2.2% - 2.4%	1.5% - 2.5%
Forfeiture rate	4.7%	2.3% - 4.6%
Fair value of options granted	$59,462	$373,055
Non-cash compensation through issuance of stock options	$97,361	$357,955

NOTE 15. CONCENTRATIONS AND CREDIT RISK

Revenues

Three customers accounted for substantially all the Company’s revenues for the three months ended June 30, 2017. These three customers accounted for approximately 59%, 29% and 11% of revenues each, respectively.

Three customers accounted for substantially all the Company’s revenues for the three months ended June 30, 2016. These three customers accounted for approximately 45%, 34% and 13% of revenues each, respectively.

Accounts Receivable

Four customers accounted for all the Company’s accounts receivable as of June 30, 2017. These four customers accounted for approximately 46%, 37%, 15%, and 2% of accounts receivable each, respectively.

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2017. These four customers accounted for approximately 53%, 17%, 14%, and 12% of accounts receivable each, respectively.

Purchasing

Four suppliers accounted for more than 77% of the Company’s purchases of raw materials for the three months ended June 30, 2017. Included in these four suppliers are three suppliers that accounted for approximately 41%, 12%, and 12% of purchases each, respectively.

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended June 30,
	2017	2016
Revenue by Segment
ANDA	$1,452,770	$3,021,146
NDA	250,000	250,000
	$1,702,770	$3,271,146

The table below reconciles the Company’s operating loss by segment to (loss) income from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended June 30,
	2017	2016
Operating loss by segment	$(1,108,255)	$(435,756)
Corporate unallocated costs	(670,629)	(462,125)
Interest income	3,982	3,109
Interest expense and amortization of debt issuance costs	(70,731)	(68,943)
Depreciation and amortization expense	(6,776)	(22,392)
Significant non-cash items	(452,611)	(317,290)
Change in fair value of derivative instruments	139,260	2,399,921
(Loss) income from operations before the benefit from sale of state net operating loss credits	$(2,165,760)	$1,096,524

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

Please note that on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that it could take to obtain approval of SequestOx™. Based on this and the meeting minutes received from the FDA on January 23, 2017, the Company formulated a plan to address the issues cited by the FDA in the CRL, with such plan including, without limitation, modifying the SequestOx™ formulation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation. On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for SequestOx™. This study resulted in a mean Tmax of 4.6 hr., with a range of 0.5 hr. to 12 hr. and a mean Tmax of the comparator, Roxicodone® of 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective of this study was to determine if the reformulated SequestOx™ had a similar Tmax to the comparator when taken with a high fat meal. Based on these results, the Company will pause, not proceed, with the rest of the clinical trials, and seek clarity from the FDA before deciding on the next steps for immediate release SequestOx™. There can be no assurances of the success of any future clinical trials, or if such trials are successful, there can be no assurances that an intended future resubmission of the NDA product filing, if made, will be accepted by or receive marketing approval from the FDA, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

NOTE 18. COLLABORATIVE AGREEMENT WITH SUNGEN PHARMA LLC

On August 24, 2016, as amended, the Company entered into the SunGen Agreement. The SunGen Agreement provides that Elite and SunGen Pharma LLC will engage in the research, development, sales, and marketing of eight generic pharmaceutical products. Two of the products are classified as CNS stimulants (the “CNS Products”), two of the products are classified as beta blockers (the “Beta Blocker Products”) and the remaining four products consist of antidepressants, antibiotics and antispasmodics.

Under the terms of the SunGen Agreement, Elite and SunGen will share in the responsibilities and costs in the development of these products and will share substantially in the profits from sales of the Products. Upon approval, the know-how and intellectual property rights to the products will be owned jointly by Elite and SunGen. SunGen shall have the exclusive right to market and sell the Beta Blocker Products using SunGen’s label and Elite shall have the exclusive right to market and sell the CNS Products using Elite’s label. Elite will manufacture and package all four products on a cost-plus basis.

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

After marketing authorization is received from the FDA, Elite will receive a license fee which is based on profits achieved from the commercial sales of ELI-200. On January 14, 2016, the Company filed an NDA with the FDA for SequestOx™, thereby earning a $2.5 million milestone pursuant to the 2015 Epic License Agreement. The Company has received payment of this amount from Epic. Please note that on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that it could take to obtain approval of SequestOx™. Based on this and the meeting minutes received from the FDA on January 23, 2017, the Company formulated a plan to address the issues cited by the FDA in the CRL, with such plan including, without limitation, modifying the SequestOx™ formulation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation. On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for SequestOx™. This study resulted in a mean Tmax of 4.6 hr., with a range of 0.5 hr. to 12 hr. and a mean Tmax of the comparator, Roxicodone® of 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective of this study was to determine if the reformulated SequestOx™ had a similar Tmax to the comparator when taken with a high fat meal. Based on these results, the Company will pause, not proceed, with the rest of the clinical trials, and seek clarity from the FDA before deciding on the next steps for immediate release SequestOx™. There can be no assurances of the success of any future clinical trials, or if such trials are successful, there can be no assurances that an intended future resubmission of the NDA product filing, if made, will be accepted by or receive marketing approval from the FDA, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

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

NOTE 20. MANUFACTURING, LICENSE AND DEVELOPMENT AGREEMENTS

The Company has entered into the following active agreements:

•	License agreement with Precision Dose, dated September 10, 2010 (the “Precision Dose License Agreement”) and

•	Manufacturing and Supply Agreement with Ascend Laboratories Inc., dated June 23, 2011 and as amended on September 24, 2012, January 19, 2015 and July 20, 2015, and as extended on August 9, 2016 (the “Ascend Manufacturing Agreement”)

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

The Ascend Manufacturing Agreement provides for the manufacturing by Elite of Methadone 10mg for supply to Ascend Laboratories LLC (“Ascend”). Ascend is the owner of the approved ANDA for Methadone 10mg, and the Northvale Facility is an approved manufacturing site for this ANDA. There are no license fees or milestones relating to this agreement. All revenues earned are recognized as manufacturing revenues on the date of shipment of the product, when title for the goods is transferred, and for which the price is agreed to and it has been determined that collectability is reasonably assured. The initial shipment of Methadone 10mg pursuant to the Ascend Manufacturing Agreement occurred in January 2012 and expires on December 31, 2017. The Company is evaluating extension of this agreement and there have not been any formal negotiations of such with Ascend to date.

NOTE 21. RELATED PARTY AGREEMENTS WITH MIKAH PHARMA LLC

Pursuant to the asset acquisition as discussed in Note 2, on May 17, 2017, Elite Labs, executed an assignment agreement with Mikah, pursuant to which the Company acquired all rights, interests, and obligations under a supply and distribution agreement (the “Distribution Agreement”) with Dr. Reddy’s Laboratories, Inc. (“Dr. Reddy’s”) originally entered into by Mikah on May 7, 2017 and relating to the supply, sale and distribution of generic Trimipramine Maleate Capsules 25mg, 50mg and 100mg (“Trimipramine”).

On May 22, 2017, the Company executed an assignment agreement with Mikah, pursuant to which the Company acquired all rights, interests and obligations under a manufacturing and supply agreement with Epic Pharma LLC (“Epic”) originally entered into by Mikah on June 30, 2015 and relating to the manufacture and supply of Trimipramine (the “Manufacturing Agreement”).

Mikah is owned by Nasrat Hakim, the CEO, President and Chairman of the Board of the Company.

Under the Manufacturing Agreement, Epic will manufacture Trimipramine under license from the Company pursuant to the FDA approved and currently marketed ANDA that was acquired in conjunction with the Company’s entry into these agreements (see Note 2).

Under the Distribution Agreement, the Company will supply Trimipramine on an exclusive basis to Dr. Reddy’s and Dr. Reddy’s will be responsible for all marketing and distribution of Trimipramine in the United States, its territories, possessions and commonwealth. The Trimipramine will be manufactured by Epic and transferred to Dr. Reddy’s at cost, without markup.

Dr. Reddy’s will pay to the Company a share of the profits, calculated without any deduction for cost of sales and marketing, derived from the sale of Trimipramine. The Company’s share of these profits is in excess of 50%

NOTE 22. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 9, 2017, the date the accompanying financial statements were issued. The following are material subsequent events.

New Development and License Agreement with SunGen

On July 12, 2017, the Company announced that it had entered into a new Development and License Agreement with SunGen (the “July 12, 2017 SunGen Agreement”) to collaborate, develop and commercialize generic pharmaceutical products based upon a unique drug delivery platform used for extended release products. The Company and SunGen intend to begin with the development of five generic extended release products and to develop additional such products subsequently. More than a dozen products utilize this type of technology. This new co-development agreement will build upon the success of the first development agreement between the Company and SunGen and signed in 2016.

Under the terms of the July 12, 2017 SunGen Agreement, the Company and SunGen will share the responsibilities and costs of the development and marketing of the products. Upon FDA approval, the products will be owned jointly by Elite and SunGen. Elite will manufacture and package all products on a cost-plus basis.

Amended Collaborative Agreement with SunGen

On December 1, 2016 and July 24, 2017, Elite Labs and SunGen executed an amendment to the parties 2016 Development and License Agreement (as discussed in Note 18) (the “Amended Agreement”), to undertake and engage in the research, development, sales and marketing of four additional generic pharmaceutical products bringing the total number of products under the amended agreement to eight. The product classes for the additional four products include antidepressants, antibiotics, and antispasmodics.

Under the terms of the Amended Agreement, Elite and SunGen will share in the responsibilities and costs in the development of these products and will share substantially in the profits from sales of the products. Upon approval, the know-how and intellectual property rights to the products will be owned jointly by Elite and SunGen. Three products will be owned jointly by Elite and SunGen; three shall be owned by SunGen while Elite shall have the marketing rights once the products are approved by the FDA; and two shall be owned by Elite while SunGen shall have the marketing rights once the products are approved by the FDA. Elite will manufacture and package all eight products on a cost-plus basis.

Common Stock sold pursuant to the Lincoln Park Purchase Agreement

Subsequent to June 30, 2017 and up to August 2, 2017 (the latest practicable date), a total of 920,764 shares of Common Stock were sold and 15,618 additional commitment shares were issued, pursuant to the Lincoln Park Purchase Agreement. Proceeds received from such transactions totaled $112,754.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

COMPARED TO THE

THREE MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

The following discussion of our financial condition and results of operations for the three months ended June 30, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2017, as filed on June 14, 2017 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On January 17, 2012, Elite commenced shipping Methadone 10mg tablets to Ascend pursuant to a commercial manufacturing and supply agreement dated June 23, 2011, as amended on September 24, 2012 and January 19, 2015, July 20, 2015 and as extended on August 9, 2016 between Elite and Ascend (the “Methadone Manufacturing and Supply Agreement”). Under the terms of the Methadone Manufacturing and Supply Agreement, Elite performs manufacturing and packaging of Methadone 10mg for Ascend.

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

On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that it could take to obtain approval of SequestOx™. Based on this and the meeting minutes received from the FDA on January 23, 2017, the Company formulated a plan to address the issues cited by the FDA in the CRL, with such plan including, without limitation, modifying the SequestOx™ formulation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation.

On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for or SequestOx™. The mean Tmax (the amount of time that a drug is present at the maximum concentration in serum) of SequestOxTM was 4.6 hr with a range of 0.5 hr to 12 hr. and the mean Tmax of the comparator, Roxicodone®, was 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective for the study was to determine if the reformulated SequestOxTM had a similar Tmax to the comparator when taken with a high fat meal. Elite will pause, not proceed with the rest of the clinical trials, and seek clarity from FDA before deciding on the next steps for immediate release SequestOxTM. The Company will continue to pursue extended release products with its proprietary abuse deterrent technology.

There can be no assurances of the success of any future clinical trials, or if such trials are successful, there can be no assurances that a intended future resubmission of the NDA product filing, if made, will be accepted by or receive marketing approval from the FDA, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

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

Please see Note 21: Related Party Agreements with Mikah Pharma LLC to the Financial Statements above.

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

On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that it could take to obtain approval of SequestOx™. Based on this and the meeting minutes received from the FDA on January 23, 2017, the Company formulated a plan to address the issues cited by the FDA in the CRL, with such plan including, without limitation, modifying the SequestOx™ formulation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation.

On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for or SequestOx™. The mean Tmax (the amount of time that a drug is present at the maximum concentration in serum) of SequestOxTM was 4.6 hr with a range of 0.5 hr to 12 hr and the mean Tmax of the comparator, Roxicodone®, was 3.4 hr with a range of 0.5 hr to 12 hr. A key objective for the study was to determine if the reformulated SequestOxTM had a similar Tmax to the comparator when taken with a high fat meal. Elite will pause, not proceed with the rest of the clinical trials, and seek clarity from FDA before deciding on the next steps for immediate release SequestOxTM. The Company will continue to pursue extended release products with its proprietary abuse deterrent technology.

There can be no assurances of the success of any future clinical trials, or if such trials are successful, there can be no assurances that a intended future resubmission of the NDA product filing, if made, will be accepted by or receive marketing approval from the FDA, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

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

The Trimipramine Note bears interest at the rate of 10% per annum, payable quarterly. All principal and unpaid interest is due and payable on December 31, 2020. Pursuant to a security agreement, repayment of the Trimipramine Note is secured by the ANDA acquired in the Acquisition.

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

Methadone Manufacturing and Supply Agreement

On June 23, 2011, as amended and extended, we entered into an agreement to manufacture and supply Methadone 10mg to ThePharmaNetwork LLC (the “Methadone Manufacturing and Supply Agreement”). ThePharmaNetwork LLC was subsequently acquired by Alkem Laboratories Ltd (“Alkem”) and now goes by the name Ascend Laboratories LLC (“Ascend”) and is a wholly owned subsidiary of Alkem.

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

Master Development and License Agreement with SunGen Pharma LLC

On August 24, 2016, as amended we entered into an agreement with SunGen Pharma LLC (“SunGen”) (the “SunGen Agreement”) to undertake and engage in the research, development, sales and marketing of eight generic pharmaceutical products. Two of the products are classified as CNS stimulants (the “CNS Products”), two of the products are classified as beta blockers and the remaining four products consist of antidepressants, antibiotics and antispasmodics.

Under the terms of the SunGen Agreement, Elite and SunGen will share in the responsibilities and costs in the development of these products and will share substantially in the profits from sales. Upon approval, the know-how and intellectual property rights to the products will be owned jointly by Elite and SunGen. Three of the eight products will be jointly owned, three products will be owned by SunGen, with Elite having exclusive marketing rights and the remaining two products will be owned by Elite, with SunGen having exclusive marketing rights. Elite will manufacture and package all eight products on a cost-plus basis.

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

Research and development costs were $2.0 and $1.6 million for the three months ended June 30, 2017 and 2016, respectively. Costs incurred during the prior fiscal year relate almost entirely to the development of the abuse deterrent opioid product, SequestOx™, and costs incurred during the current fiscal year relate almost entirely to the development of the abuse deterrent opioid products, SequestOx™, Generic Oxy/APAP and Generic Hydrocodone/APAP.

On June 4, 2015, the Company entered into a sales and distribution licensing agreement which included a non-refundable payment of $5 million to Elite for prior research and development activities, with such representing the first material net cash inflows being generated by ELI-200. On January 14, 2016, the Company filed an NDA with the FDA for SequestOx™, thereby earning a non-refundable $2.5 million milestone. An additional $7.5 million non-refundable milestone is due upon the FDA’s approval of Elite’s NDA. Please note, as further detailed above, there can be no assurances of the Company receiving marketing authorization for SequestOx™, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. The non-receipt by the Company of these payments and or fees will materially and adversely affect our financial condition.

Please note that, while the FDA is required to review applications within certain timeframes, during the review process, the FDA frequently requests that additional information be submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is actually approved, there can be no assurances that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of our developed products are also subject to FDA regulation. Based on the foregoing, it is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product. In addition, there can be no assurances of the Company filing the required application(s) with the FDA or of the FDA approving such application(s) if filed, and the Company’s ability to successfully develop and commercialize products incorporating its abuse deterrent technology is subject to a high level of risk as detailed in “Item 1A-Risk Factors-Risks Related to our Business” of the Annual Report on Form 10-K filed with the SEC on June 14, 2017, and further detailed in “Item 1A-Risk Factors” in this quarterly report on Form 10-Q.

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

Three months ended June 30, 2017 compared to June 30, 2016

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended June 30,		Change
	2017	2016	Dollars	Percentage
Manufacturing fees	$1,010,896	$2,551,858	$(1,540,962)	-60%
Licensing fees	691,874	719,288	(27,414)	-4%
Total revenue	1,702,770	3,271,146	(1,568,376)	-48%
Cost of revenue	1,015,060	2,147,552	(1,132,492)	-53%
Gross profit	$687,710	$1,123,594	$(435,884)	-39%

Gross profit - percentage	40%	34%

Total revenues for the three-month period ended June 30, 2017 decreased by $1.6 million or 48%, to $1.7, as compared to $3.3 million, for the corresponding period in 2016 primarily due to the following:

Manufacturing fees decreased by $1.5 million, or 60%, due to a decrease in generic Methadone and Naltrexone sales.

Licensing fees decreased by $0.03 million, or 4%. This decrease is primarily due to the timing of in-market sales of the Company’s generic products, as well as margins achieved by the Company’s licensed marketing partners. License fees earned are based on in-market sales and accordingly, there is a natural lag between manufacturing revenues earned by the Company and related license fees being earned from in market sales occurring subsequent to the Company’s shipment of licensed generic products to its marketing partners. In market profits achieved by the Company’s marketing partners are also a factor, with a direct correlation to the license fee revenues earned by the Company.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue decreased by $1.1 million or 53%, to $1.0 million as compared to $2.1 million for the corresponding period in 2016. Costs of revenue consists of manufacturing and assembly costs. As such, the cost of revenue has decreased in conjunction with the decrease in manufacturing fees.

Our gross profit margin was 40% during the three months ended June 30, 2017 as compared to 34% during the three months ended June 30, 2016. The increase in gross margin is due to the product mix of generics manufactured during the quarter.

Operating expenses:

	For the Three Months Ended June 30,		Change
	2017	2016	Dollars	Percentage
Operating expenses:
Research and development	$1,965,883	$1,550,370	$415,513	27%
General and administrative	855,961	699,011	156,950	22%
Non-cash compensation	97,361	89,384	7,977	9%
Depreciation and amortization	6,776	22,392	(15,616)	-70%
Total operating expenses	$2,925,981	$2,361,157	$564,824	24%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three-month period ended June 30, 2017 increased by $0.6 million, or 24%, to $2.9 million, as compared to $2.4 million for the corresponding period in 2016.

Research and development costs for the three months ended June 30, 2017 were $2.0 million, an increase of $0.4 million or 27% from $1.6 million of such costs for the comparable period of the prior year. The increase was due to the timing and composition of ongoing development of our abuse deterrent opioid, products under development pursuant to the SunGen Agreement and other products.

General and administrative expenses for the three months ended June 30, 2017 and 2016 was $0.9 million and $0.7 million, respectively. The increase is due to additional regulatory personal, consultants and costs pursuant to the Company’s compliance activities and improvements in internal controls.

Non-cash compensation expense for the three months ended June 30, 2017 and 2016 was $0.1 million and $0.09 million, respectively. The increase in non-cash compensation expense derives from the timing in amortization of the value of employee stock options issued over the course of the last three years.

Depreciation and amortization expense for the three months ended June 30, 2017 was $0.007 million, a decrease of $0.016 million, or 70% from $0.02 million of such costs for the comparable period of the prior year. The decrease was due to the combination of increased facility utilization and higher depreciation absorption rates currently as a result of facility expansion and improvements over the last year.

As a result of the foregoing, our loss from operations for the three months ended June 30, 2017 was $2.2 million, compared to a loss from operations of $1.2 million for the three months ended June 30, 2016.

Other income (expense):

	For the Three Months Ended June 30,		Change
	2017	2016	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(70,731)	$(68,943)	$(1,788)	3%
Change in fair value of derivative instruments	139,260	2,399,921	(2,260,661)	-94%
Interest income	3,982	3,109	873	28%
Other income (expense), net	$72,511	$2,334,087	$(2,261,576)	-97%

Other income (expense), net for the three months ended June 30, 2017 was net other income of $0.07 million, a decrease in net other income of $2.26 million from the net other income of $2.33 million for the comparable period of the prior year. The decrease in other income was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended June 30, 2017 totaling a decrease in other income of $2.26 million, as compared to the prior period. Please note that derivative income (expenses) is determined in large part by the number of warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between derivative revenues and increases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net loss for the three months ended June 30, 2017 was $2.2 million, compared to a net income of $1.1 million for the comparable period of the prior year.

Change in value of convertible preferred share mezzanine equity:

There were no changes in the value of our convertible preferred stock, which is included in the calculation of net income (loss) attributable to common shareholders for the three months ended June 30, 2017, as compared to a decrease in net income of $2.1 million for the comparable period of the prior year. Accordingly, net income attributable to common shareholders for the three months ended June 30, 2017 was a net loss of $2.2 million, compared to a net loss of $1.0 million for the comparable period of the prior year.

Liquidity and Capital Resources

Capital Resources

	June 30, 2017	March 31, 2017	Change
Current assets	$16,435,721	$18,412,720	$(1,976,999)
Current liabilities	3,513,670	3,344,746	168,924
Working capital	12,922,051	15,067,974	(2,145,923)

The Company considers cash and working capital balances as several of the factors the Company uses in evaluating its performance, without limitation. As of June 30, 2017, the Company had cash on hand of $9.6 million and a working capital surplus of $12.9 million. We believe that such resources, combined with the Company’s access to part or all of the remaining $39.6 million available pursuant to the $40 million equity line with Lincoln Park is sufficient to fund operations through the current operating cycle. For the three months ended June 30, 2017, we had losses from operations totaling $2.24 million, and net other income totaling $0.07 million, resulting in a net loss of $2.17 million.

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

Summary of Cash Flows:

	For the Three Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(1,091,059)	$(764,172)
Net cash used in investing activities	(336,139)	(284,498)
Net cash provided by financing activities	405,410	2,351,442

Net cash used in operating activities for the three months ended June 30, 2017 was $1.1 million, which included net losses of $2.2 million, and change in fair value of derivative financial instruments – warrants of $0.1 million (non-cash). These instances of decreases in cash are offset by change in non-cash compensation accrued of $0.9 million, non-cash compensation from the issuance of common stock and options of $0.1 million, depreciation and amortization of $0.2 million and changes in operating assets and liabilities of $.002 million.

Net cash used in investing activities for the three months ended June 30, 2017 was $0.3 million. This consisted primarily of the purchase of property and equipment of $0.3 million.

Net cash provided by financing activities was $0.4 million for the three months ended June 30, 2017. This consisted of proceeds from the issuance of common stock of $0.4 million, proceeds from the exercise of cash warrants and stock options of $0.2 million; offset by payments of other loans of $0.2 million.

Lincoln Park Capital – May 1, 2017 Purchase Agreement

On May 1, 2017, the Company entered into a purchase agreement (the “2017 LPC Purchase Agreement”), together with a registration rights agreement (the “2017 LPC Registration Rights Agreement”), with Lincoln Park.

Under the terms and subject to the conditions of the 2017 LPC Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase up to $40 million in shares of common stock, subject to certain limitations, from time to time, over the 36-month period commencing on June 5, 2017.

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

In connection with the 2017 LPC Purchase Agreement, the Company issued to Lincoln Park 5,540,550 shares of common stock and the Company is required to issue up to 5,540,550 additional shares of common stock pro rata as the Company requires Lincoln Park to purchase shares under the 2017 LPC Purchase Agreement over the term of the agreement. Lincoln Park has represented to us, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)). We sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The 2017 LPC Purchase Agreement and the 2017 LPC Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the rights to terminate the 2017 LPC Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of common stock to Lincoln Park under the 2017 LPC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the common stock and determinations by us as to the appropriate sources of funding for us and our operations. There are no trading volume requirements or, other than the limitation on beneficial ownership discussed above, restrictions under the Purchase Agreement. Lincoln Park has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed in accordance with the2017 LPC Purchase Agreement Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares.

The net proceeds received by under the 2017 LPC Purchase Agreement will depend on the frequency and prices at which the Company sells shares of common stock to Lincoln Park.

A registration statement on form S-3 was filed with the SEC on May 10, 2017 and was declared effective on June 5, 2017.

Exchange Agreement

On April 28, 2017, we entered into an exchange agreement (the “Exchange Agreement”) with Nasrat Hakim, our Chief Executive Officer, pursuant to which we issued to Mr. Hakim 23.0344 shares of our newly designated Series J Convertible Preferred Stock (“Series J Preferred”) (see Note 11 to the financial statements) and Warrants (see Note 12 to the financial statements) to purchase an aggregate of 79,008,661 shares of our Common Stock (the “Warrants” and, along with the Series J Preferred issued to Mr. Hakim, the “Securities”) in exchange for 158,017,321 shares of our common stock owned by Mr. Hakim.

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

Warrants

The Warrants are exercisable for a period of 10 years from the date of issuance, commencing on the earlier of (i) the date that Shareholder Approval is obtained and the requisite corporate action has been effected; or (ii) April 28, 2020. The initial exercise price is $0.1521 per share and the Warrants can be exercised for cash or on a cashless basis. The exercise price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then exercise price. The Warrants provide for other standard adjustments upon the happening of certain customary events. The Warrants are not exercisable during any period when an Authorized Share Deficiency exists and will expire on the expiry date, without regards to the existence of an Authorized Shares Deficiency.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Pending Litigation

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended March 31, 2017.

Item 1A. Risk Factors.

The results of our recent pivotal bioequivalence fed study for SequestOx™ were not as expected. As a result, we will pause, not proceed with the rest of the clinical trials, and seek clarity from FDA before deciding on the next steps for immediate release SequestOxTM.

As disclosed in this Report, the topline results from a pivotal bioequivalence fed study for SequestOx™ indicated that the mean Tmax of SequestOxTM was 4.6 hr with a range of 0.5 hr to 12 hr and the mean Tmax of the comparator, Roxicodone®, was 3.4 hr with a range of 0.5 hr to 12 hr. A key objective for the study was to determine if the reformulated SequestOxTM had a similar Tmax to the comparator when taken with a high fat meal. It did not. As a result, we will pause, not proceed with the rest of the clinical trials, and seek clarity from FDA before deciding on the next steps for immediate release SequestOxTM. Please see “We received a Complete Response Letter from the FDA that indicated that our SequestOx™ NDA is not ready for approval in its present form. While we plan on proceeding with our application for SequestOx™, we cannot assure if or whether our efforts will be successful. If we are unable to obtain approval for SequestOx™ or if we incur significant costs or delays in obtaining such approval, our ability to commercialize SequestOx™ may be materially adversely affected” in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2017.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2017, which could materially affect our business, financial condition, or future results. The risks described herein and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2017, we issued 2,910,532 shares of common stock that were unregistered, all of which were issued pursuant to the exercise of cash warrants, with proceeds received totaling $181,908. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock. The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

3.1(p)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(q)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014

3.1(r)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.21	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.6	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.10	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.11	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.12	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.13	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.14	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.15	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.16	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.17	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.18	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.19	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.20	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.21	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.22	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.23	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14,2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.24	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.25	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.26	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.27	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.28	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.29	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.30	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.31	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.32	August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC, incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 and filed with the SEC on November 14, 2013

10.33	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.34	February 7,2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.35	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.36	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.37	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.38	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.39	January 19, 2015 Second Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 and First Amendment to the TPN-Elite Manufacturing and Supply Agreement dated September 21, 2012, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A for the period ended September 30, 2012, and filed with the SEC on November 17, 2016. Confidential Treatment granted with respect to portions of the Agreement.

10.40	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.41	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.42	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on July 11, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.43	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.

10.44	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.45	August 9, 2016 Amendment to Manufacturing and Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011 incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016.

10.46	July 20, 2015 Third Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.47	Purchase Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.48	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.49	April 28, 2017 Exchange Agreement between the Company and Nasrat Hakim, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28. 2017.

10.50	May 2017 Trimipramine Acquisition Agreement from Mikah Pharma, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K, for the period ended March, 31, 2017 and filed with the SEC on June 14, 2017.

10.51	May 2017 Secured Promissory Note from the Company to Mikah Pharma, incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K, for the period ended March, 31, 2017 and filed with the SEC on June 14, 2017.

10.52	May 2017 Security Agreement between the Company to Mikah Pharma, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, for the period ended March, 31, 2017 and filed with the SEC on June 14, 2017.

10.53	May 2017 Assignment of Supply and Distribution Agreement between Dr. Reddy's Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, for the period ended March, 31, 2017 and filed with the SEC on June 14, 2017.

10.54	May 2017 Assignment of Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, for the period ended March, 31, 2017 and filed with the SEC on June 14, 2017.

10.55	Supply and Distribution Agreement between Dr. Reddy's Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, for the period ended March, 31, 2017 and filed with the SEC on June 14, 2017 (Confidential Treatment granted with respect to portions of the Agreement).

10.56	Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K, for the period ended March, 31, 2017 and filed with the SEC on June 14, 2017 (Confidential Treatment granted with respect to portions of the Agreement).

10.57	Master Development and License Agreement For Products dated July 6, 2017 between Elite Laboratories, Inc. and SunGen Pharma LLC (“SunGen”). Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended

10.58	July 24, 2017 Amendment to August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended

10.59	December 1, 2016 Amendment to August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	On January 5, 2011, the Company changed its domicile from Delaware to Nevada. All corporate documents from Delaware have been superseded by Nevada corporate documents filed or incorporated by reference herein. All outstanding Delaware securities certificates are now outstanding Nevada securities certificates.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

August 9, 2017	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 9, 2017	By:	/s/ Carter J. Ward
Carter J. Ward Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)