Form 10-Q
period 2017-09-30
ELITE PHARMACEUTICALS INC /NV/
filed 2017-11-09
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 788,801,827 shares of common stock were issued and outstanding as of November 2, 2017.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$7,556,645	$10,594,693
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	1,085,278	934,059
Inventory	5,708,832	6,415,966
Prepaid expenses and other current assets	259,779	468,002
Total current assets	14,610,534	18,412,720

Property and equipment, net of accumulated depreciation of $7,837,382 and $7,426,752, respectively	9,266,841	9,039,404

Intangible assets, net of accumulated amortization of $-0-, respectively	7,694,365	6,419,091

Other assets:
Restricted cash - debt service for NJEDA bonds	390,006	389,081
Security deposits	50,846	50,846
Total other assets	440,852	439,927

Total assets	$32,012,592	$34,311,142

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$860,089	$1,049,815
Accrued expenses	1,336,722	794,628
Deferred revenue, current portion	1,013,333	1,013,333
Bonds payable, current portion (net of bond issuance costs)	75,822	70,822
Loans payable, current portion	363,533	416,148
Total current liabilities	3,649,499	3,344,746

Long-term liabilities:
Deferred revenue, net of current portion	1,758,890	2,265,557
Bonds payable, net of current portion and bond issuance costs	1,501,045	1,583,956
Senior secured promissory note - related party	1,200,000	-
Loans payable, net current portion	616,300	577,612
Derivative financial instruments - warrants	3,155,702	843,464
Other long-term liabilities	36,969	31,770
Total long-term liabilities	8,268,906	5,302,359

Total liabilities	11,918,405	8,647,105

Mezzanine equity

Series J convertible preferred stock; par value $0.01; 50 shares authorized, 24.0344 issued and outstanding as of September 30, 2017; 0 shares authorized, 0 issued and outstanding as of March 31, 2017	13,903,957	-

Shareholders' equity (deficit):
Common stock; par value $0.001; 995,000,000 shares authorized; 786,046,966 shares issued and 785,946,966 outstanding as of September 30, 2017; 928,031,448 shares issued and 927,931,448 outstanding as of March 31, 2017	786,049	928,034
Additional paid-in capital	144,918,165	163,896,410
Treasury stock; 100,000 shares as of September 30, 2017 and March 31, 2017; at cost	(306,841)	(306,841)
Accumulated deficit	(139,207,143)	(138,853,566)
Total shareholders' equity (deficit)	6,190,230	25,664,037
Total liabilities, mezzanine equity and shareholders' equity (deficit)	$32,012,592	$34,311,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016
Manufacturing fees	$1,066,227	$2,033,074	$2,077,123	$4,584,932
Licensing fees	557,354	652,624	1,249,228	1,371,912
Total revenue	1,623,581	2,685,698	3,326,351	5,956,844
Cost of revenue	614,941	1,850,769	1,630,001	4,029,246
Gross profit	1,008,640	834,929	1,696,350	1,927,598

Operating expenses:
Research and development	2,463,864	1,266,712	4,429,747	2,786,154
General and administrative	594,073	667,047	1,453,034	1,368,562
Non-cash compensation through issuance of stock options	73,397	84,785	170,758	174,169
Depreciation and amortization	7,177	20,984	13,953	43,376
Total operating expenses	3,138,511	2,039,528	6,067,492	4,372,261

Loss from operations	(2,129,871)	(1,204,599)	(4,371,142)	(2,444,663)

Other income (expense):
Interest expense and amortization of debt issuance costs	(82,541)	(57,377)	(153,272)	(126,320)
Change in fair value of derivative instruments	4,023,176	5,496,927	4,162,436	7,896,849
Interest income	4,419	3,147	8,401	6,256
Other income (expense), net	3,945,054	5,442,697	4,017,565	7,776,785

Income (loss) income from operations before the benefit from sale of state net operating loss credits	1,815,183	4,238,098	(353,577)	5,332,122

Net income (loss)	1,815,183	4,238,098	(353,577)	5,332,122

Change in carrying value of convertible preferred share mezzanine equity	-	22,857,143	-	20,714,286

Net income (loss) attributable to common shareholders'	$1,815,183	$27,095,241	$(353,577)	$26,046,408

Basic income (loss) per share attributable to common shareholders'	$0.00	$0.03	$(0.00)	$0.03

Diluted loss per share attributable to common shareholders'	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic weighted average common shares outstanding	782,424,624	806,868,491	800,772,162	765,055,707

Diluted weighted average common shares outstanding	788,793,861	816,026,737	807,141,399	774,213,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance at March 31, 2017	928,031,448	$928,034	$163,896,410	100,000	$(306,841)	$(138,853,566)	$25,664,037

Net loss						(353,577)	(353,577)

Issuance of common shares pursuant to the exercise of cash warrants	2,910,532	2,910	178,998				181,908

Common shares issued as initial commitment shares pursuant to the Lincoln Park purchase agreement	5,540,551	5,541	914,191				919,732

Common shares issued as additional commitment shares pursuant to the Lincoln Park purchase agreement	132,375	132	19,454				19,586

Common shares sold pursuant to the Lincoln Park purchase agreement	7,449,381	7,449	948,242				955,691

Costs associated with raising capital			(989,274)				(989,274)

Non-cash compensation through the issuance of employee stock options			170,758				170,758

Retirement of common shares pursuant to the issuance of Series J convertible preferred shares	(158,017,321)	(158,017)	(20,220,614)				(20,378,631)

Balance at September 30, 2017	786,046,966	$786,049	$144,918,165	100,000	$(306,841)	$(139,207,143)	$6,190,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(353,577)	$5,332,122
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	412,719	345,419
Change in fair value of derivative financial instruments - warrants	(4,162,436)	(7,896,849)
Non-cash compensation accrued	923,500	1,232,950
Non-cash compensation from the issuance of common stock and options	170,758	187,920
Non-cash rent expense and lease accretion	5,205	(12,171)
Change in operating assets and liabilities:
Accounts receivable	(151,219)	384,793
Inventory	707,134	(2,341,806)
Prepaid expenses and other current assets	208,223	75,889
Accounts payable, accrued expenses and other current liabilities	(571,135)	116,962
Deferred revenue and customer deposits	(506,667)	(506,664)
Net cash used in operating activities	(3,317,495)	(3,081,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(386,564)	(513,359)
Intellectual property costs	(75,274)	(6,033)
Restricted cash	(925)	-
Net cash used in investing activities	(462,763)	(519,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock	955,691	4,531,774
Proceeds from cash warrant and options exercises	181,908	1,277,678
Proceeds and repayments of line of credit, related party – net	-	(718,309)
Payment of bond principal	(85,000)	(220,000)
Other loan payments	(260,432)	(185,143)
Costs associated with raising capital	(49,957)	(17,669)
Net cash provided by financing activities	742,210	4,668,331

Net change in cash	(3,038,048)	1,067,504

Cash, beginning of period	10,594,693	11,512,179

Cash, end of period	$7,556,645	$12,579,683

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$38,215	$120,508
Financing of equipment purchases and insurance renewal	$251,504	$66,006
Issuance of Senior Secured Promissory Note pursuant ANDA asset acquisition	$1,200,000	$-
Commitment shares issued to Lincoln Park Capital	$939,318	$60,085
Change in carrying value of convertible preferred mezzanine equity	$-	$20,714,286
Conversion of Series I convertible preferred stock into common shares	$-	$23,571,429
Retirement of common shares pursuant to the issuance of Series J convertible preferred shares	$20,378,631	$-

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire year.

Going Concern

In connection with the preparation of the financial statements as of and for the six month period ended September 30, 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date the financial statements were available for issuance, noting that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Cash

As of September 30, 2017, and March 31, 2017, the Company had $390,006 and $389,081, respectively, of restricted cash, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 6).

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

As of September 30, 2017, the Company did not identify any indicators of impairment.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net income (loss) attributable to common shareholders - basic	$1,815,183	$27,095,241	$(353,577)	$26,046,408
Effect of dilutive instrument on net loss	(4,023,176)	(28,354,070)	(4,162,436)	(28,611,135)
Net income (loss) attributable to common shareholders - diluted	$(2,207,993)	$(1,258,829)	$(4,516,013)	$(2,564,727)

Denominator
Weighted average shares of common stock outstanding - basic	782,424,624	806,868,491	800,772,162	765,055,707

Dilutive effect of stock options, warrants and convertible securities	6,369,237	9,158,246	6,369,237	9,158,246

Weighted average shares of common stock outstanding - diluted	788,793,861	816,026,737	807,141,399	774,213,953

Net income (loss) per share
Basic	$0.00	$0.03	$(0.00)	$0.03
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Liabilities
Derivative financial instruments - warrants	$3,155,702	$-	$-	$3,155,702

March 31, 2017
Liabilities
Derivative financial instruments - warrants	$843,464	$-	$-	$843,464

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period. Topic 606 is effective for the Company in the first quarter of Fiscal 2019. The Company is currently evaluating the new revenue recognition guidance. The Company has completed its initial impact assessment and has commenced an in-depth evaluation of the adoption impact, which involves review of selected revenue arrangements. Based on the Company’s preliminary review, the Company believes that the timing and measurement of revenue for its customers will be similar to the Company’s current revenue recognition. However, this view is preliminary and could change based on further analysis associated with the conversion and implementation phases of our ASU 2014-09 project.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. ASSET ACQUISITION

On May 15, 2017, Elite Laboratories, Inc., a wholly-owned subsidiary of the Company entered into an asset purchase agreement with Mikah Pharma, LLC (“Mikah” and/or the “Seller”), a related party, to acquire the Abbreviated New Drug Applications for Trimipramine Maleate Capsules and testing data, studies, and formulations created in connection therewith including but not limited to (i) the ANDA(s) ( Trimipramine Maleate Capsules, 25, 50 and 100 mg ) (the “Product”), (ii) any correspondence with the United States Food and Drug Administration in Seller’s files with respect to the ANDA(s), (iii) the right of reference to the Drug Master Files, as set forth in the ANDA(s); (iv) the ANDA(s) Technology and Scientific Materials; (v) all rights to manufacture, sell or otherwise exploit any products resulting therefrom including all rights to revenues generated therefrom; and (vi) a royalty free limited license to use any ANDA(s) Technology and Scientific Materials which is common to the Product and any other product of Seller, but only for Buyer’s use in connection with the manufacture of any product (the “Purchased Assets”). Mikah is owned by Nasrat Hakim, the CEO, President and Chairman of the Board of the Company. For consideration of the purchased assets, the Company issued a Secured Promissory Note for the principal sum of $1,200,000 (see Note 8).

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

ANDA acquisition costs	$1,200,000
Total assets acquired	$1,200,000

NOTE 3. INVENTORY

Inventory consisted of the following:

	September 30, 2017	March 31, 2017
Finished goods	$257,353	$221,657
Work-in-progress	229,879	283,086
Raw materials	5,221,600	5,911,223
	5,708,832	6,415,966
Less: Inventory reserve	-	-
	$5,708,832	$6,415,966

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2017	March 31, 2017
Land, building and improvements	$7,620,550	$7,308,890
Laboratory, manufacturing and warehouse equipment	9,070,866	8,764,406
Office equipment and software	296,148	276,201
Furniture and fixtures	49,804	49,804
Transportation equipment	66,855	66,855
	17,104,223	16,466,156
Less: Accumulated depreciation	(7,837,382)	(7,426,752)
	$9,266,841	$9,039,404

Depreciation expense was $410,630 and $165,815 for the three months and $226,044 and $338,330 for the six months ended September 30, 2017 and 2016, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	September 30, 2017
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
Patent application costs	*	$371,774	$75,274	$-	$447,048
ANDA acquisition costs	Indefinite	6,047,317	1,200,000	-	7,247,317
		$6,419,091	$1,275,274	$-	$7,694,365

	March 31, 2017
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
Patent application costs	*	$364,482	$7,292	$-	$371,774
ANDA acquisition costs	Indefinite	6,047,317	-	-	6,047,317
		$6,411,799	$7,292	$-	$6,419,091

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

The following tables summarize the Company’s bonds payable liability:

	September 30, 2017	March 31, 2017
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,760,000	$1,845,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(90,000)	(85,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,670,000	$1,760,000

Bond offering costs	$354,453	$354,453
Less: Accumulated amortization	(171,320)	(164,231)
Bond offering costs, net	$183,133	$190,222

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$90,000	$85,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$75,822	$70,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$1,670,000	$1,760,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(168,955)	(176,044)
Long term portion of bonds payable, net of bond offering costs	$1,501,045	$1,583,956

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amortization expense was $3,544 for the three months and $7,089 for the six months ended September 30, 2017 and 2016, respectively.

NOTE 7. LOANS PAYABLE

Loans payable consisted of the following:

	September 30, 2017	March 31, 2017
Equipment and insurance financing loans payable, between 3% and 13% interest and maturing between October 2017 and December 2022	$979,833	$993,760
Less: Current portion of loans payable	(363,533)	(416,148)
Long-term portion of loans payable	$616,300	$577,612

The interest expense associated with the loans payable was $19,022 and $21,042 for the three months and $40,781 and $43,329 for the six months ended September 30, 2017 and 2016, respectively.

NOTE 8. RELATED PARTY SECURED PROMISSORY NOTE WITH MIKAH PHARMA LLC

For consideration of the assets acquired on May 15, 2017, as discussed in Note 2, the Company issued a Secured Promissory Note (the “Note”) to Mikah for the principal sum of $1,200,000. The Note matures on December 31, 2020 in which the Company shall pay the outstanding principal balance of the Note. Interest shall be computed on the unpaid principal amount at the per annum rate of ten percent (10%); provided, upon the occurrence of an Event of Default as defined within the Note, the principal balance shall bear interest from the date of such occurrence until the date of actual payment at the per annum rate of fifteen percent (15%). All interest payable hereunder shall be computed on the basis of actual days elapsed and a year of 360 days. Installment payments of interest on the outstanding principal shall be paid as follows: quarterly commencing August 1, 2017 and on November 1, February 1, May 1 and August 1 of each year thereafter. All unpaid principal and accrued but unpaid interest shall be due and payable in full on the Maturity Date. The interest expense associated with the Note was $15,000 for the three months and $45,000 for the six months ended September 30, 2017, respectively.

NOTE 9. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $2,772,223 as of September 30, 2017, were comprised of a current component of $1,013,333 and a long-term component of $1,758,890. Deferred revenues in the aggregate amount of $3,278,890 as of March 31, 2017, were comprised of a current component of $1,013,333 and a long-term component of $2,265,557. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Rent expense is recorded on the straight-line basis. Rents paid in excess is recognized as deferred rent. Rent expense under the 135 Ludlow Ave. modified lease for the three-month ended September 30, 2017 and 2016 was $54,909 and $45,213, respectively and $109,818 and $90,426 for the six months ended September 30, 2017 and 2016, respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations. Deferred rent as of September 30, 2017 and March 31, 2017 was $6,453 and $2,152, respectively and recorded as a component of other long-term liabilities.

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of September 30, 2017, and March 31, 2017, the Company had a liability of $30,516 and $29,616, respectively and recorded as a component of other long-term liabilities.

NOTE 11. MEZZANINE EQUITY

Series I convertible preferred stock

On February 6, 2014, the Company created the Series I Convertible Preferred Stock (“Series I Preferred”). A total of 495.758 shares of Series I Preferred were authorized, 100 shares are issued and outstanding, with a stated value of $100,000 per share and a par value of $0.01. On August 16, 2016, the 100 shares issued and outstanding were converted into 142,857,143 shares of common stock at the stated conversion price of $0.07. In conjunction with the Certificate of Designations (“COD”), the shares converted were retired, cancelled, and returned to the status of authorized by unissued preferred stock. There are 395.758 shares authorized, 0 issued and outstanding as of September 31, 2017 and March 31, 2017, respectively.

The COD for the Series I Preferred contained the following features:

•	Conversion feature - the Series I Preferred Shares may be converted, at the option of the Holder, into the Company’s Common Stock at a stated conversion price of $0.07
•	Subsequent dilutive issuances - if the Company issues options at a price below the Conversion Price, then the Conversion Price will be reduced.
•	Subsequent dividend issuances - if the Company issues Common Stock in lieu of cash in satisfaction of its dividend obligation on its Series C Certificate, the applicable Conversion Price of the Series I Preferred is adjusted.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Changes in carrying value are also subtracted from net income (loss), (in a manner like the treatment of dividends paid on preferred stock), in arriving at net income (loss) available to common shareholders used in the calculation of earnings per share.

Authorized, issued and outstanding shares, along with carrying value and change in value as of the periods presented are as follows:

	September 30, 2017	March 31, 2017
Shares authorized	395.758	395.758
Shares outstanding	-	-
Par value	$0.01	$0.01
Stated value	$100,000	$100,000
Conversion price	$0.07	$0.07
Common shares to be issued upon redemption	-	-
Closing price on valuation date	$0.10	$0.15

Carrying value of Series I convertible preferred stock	$-	$-

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016
Change in carrying value of convertible preferred share mezzanine equity - Series I	$-	$22,857,143	$-	$20,714,286

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, 24.0344 shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of September 30, 2017.

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

If upon any Conversion Date there is not a sufficient number of authorized shares of Common Stock (that are not issued, outstanding or reserved for issuance) available to effect the entire conversion of the then outstanding shares of Series J Preferred Stock and the then outstanding common stock purchase warrants issued in conjunction therewith (an “Authorized Share Deficiency”), such conversion shall not exceed the Issuable Maximum (as defined in the Series J COD); however, the Company shall use its best efforts to obtain shareholder approval within two (2) years of the date of first issuance of Series J Preferred Stock to permit the balance of the conversion. If shareholder approval is not obtained due to an insufficient number of shareholder votes for passage, the Company shall continue to solicit for shareholder approval annually thereafter. As of September 30, 2017, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion, notwithstanding that the earliest possible Conversion Date is April 28, 2020.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company has determined that the Series J Preferred host instrument was more akin to equity than debt and that the above identified conversion feature, subject to adjustments, was clearly and closely related to the host instrument, and accordingly bifurcation and classification of the conversion feature as a derivative liability was not required. The Company has accounted for the Series J Preferred as contingently redeemable preferred stock for which redemption is not probable. Accordingly, the Series J Preferred is presented in mezzanine equity based on their initial measurement amount (fair value), as required by ASC 480-10-S99, Distinguishing Liabilities from Equity – SEC Material. No subsequent adjustment of the initial measurement amounts for these contingently redeemable Series J Preferred is necessary unless the redemption of the Series J Preferred becomes probable. Accordingly, the amount presented as temporary equity for the contingently redeemable Series J Preferred outstanding is its issuance-date fair value. The Series J Preferred was initially measured at its fair value, $13,903,957.

The fair value of the Series J Preferred issued by the Company pursuant to the exchange agreement was calculated using a Monte Carlo Simulation of stock price and expected future behaviors related to shareholder approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

April 28, 2017
Fair value of the Company's common stock	$0.1521
Conversion price	$0.1521
Number of Series J Preferred issued	24.0344
Fully diluted shares outstanding as of measurement date	923,392,780
Risk-free rate	2.30%
Volatility	90.00%
Shareholder approval threshold	$0.1521
Probability of approval is ending stock price is greater than threshold – midpoint	82.50%
Probability of approval is ending stock price is greater than threshold – midpoint	17.50%

Authorized, issued and outstanding shares, along with carrying value and change in value as of the periods presented are as follows:

	September 30, 2017	March 31, 2017
Shares authorized	50	-
Shares outstanding	20.0344	-
Par value	$0.01	$-
Stated value	$1,000,000	$-
Conversion price	$0.15	$-
Common shares to be issued upon conversion	158,017,321	-
Carrying value of Series J convertible preferred stock	$13,903,957	$-

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

A summary of warrant activity is as follows:

	September 30, 2017		March 31, 2017
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	9,379,219	$0.0625	41,586,066	$0.0625

Warrants granted pursuant to the issuance of Series J convertible preferred shares	79,008,661	$0.1521	-	$-

Warrants exercised, forfeited and/or expired, net	(2,910,532)		(32,206,847)

Balance at end of period	85,477,348	$0.1426	9,379,219	$0.0625

The fair value of the warrants issued by the Company prior to April 1, 2017 (9,379,219 warrant shares) was calculated using the Black-Scholes model and the following assumptions:

	September 30, 2017	March 31, 2017
Fair value of the Company's common stock	$0.10	$0.15
Volatility (based on the Company's historical volatility)	98.1%-103.1%	72.5%-73.1%
Exercise price	$0.0625	$0.0625
Estimated life (in years)	0.5-0.6	1.0-1.1
Risk free interest rate (based on 1-year treasury rate)	1.20%-1.21%	1.02%-1.03%
Fair value of derivative financial instruments – warrants	$306,290	$843,464

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

The Series J Warrants are exercisable for a period of 10 years from the date of issuance, commencing on the earlier of (i) the date that Shareholder Approval is obtained and the requisite corporate action has been effected; or (ii) April 28, 2020. The initial exercise price is $0.1521 per share and the Series J Warrants can be exercised for cash or on a cashless basis. The exercise price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then exercise price. Such exercise price adjustment feature prohibits the Company from being able to conclude the warrants are indexed to its own stock and thus such warrants are classified as liabilities and measured initially and subsequently at fair value. The Series J Warrants also provide for other standard adjustments upon the happening of certain customary events. The Series J Warrants are not exercisable during any period when an Authorized Share Deficiency exists and will expire on the expiry date, without regards to the existence of an Authorized Shares Deficiency (see Note 11). As of September 30, 2017, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion of the Series J Preferred, therefore the Series J Warrants are not currently exercisable. Please also see Note 11.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the warrants issued by the Company pursuant to the issuance of Series J convertible preferred shares (79,008,661 warrant shares) was calculated using a Monte Carlo Simulation because of the probability assumptions associated with the Shareholder Approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

	September 30, 2017	April 28, 2017
Fair value of the Company's common stock	$0.1010	$0.1521
Initial exercise price	$0.1521	$0.1521
Number of common warrants	79,008,661	79,008,661
Fully diluted shares outstanding as of measurement date	781,736,280	923,392,780
Warrant term (in years)	9.58	10.00
Risk-free rate	2.31%	2.30%
Volatility	90.00%	90.00%
Shareholder approval threshold	$0.1580	$0.1521
Probability of approval is ending stock price is greater than threshold - midpoint	82.50%	82.50%
Probability of approval is ending stock price is greater than threshold - midpoint	17.50%	17.50%
Trials	100,000	200,000
Fair value of derivative financial instruments - warrants	$2,849,412	$6,474,673

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the six months ended September 30, 2017 were as follows:

Balance as of March 31, 2017	$843,464
Fair value of warrants granted pursuant to the issuance of Series J convertible preferred shares	6,474,674
Change in fair value of derivative financial instruments - warrants	(4,162,436)
Balance as of September 30, 2017	$3,155,702

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Summary of Common Stock Activity

During the six months ended September 30, 2017, the Company issued the following shares of Common Stock:

Issuance of shares of common stock pursuant to the exercise of warrants

The Company issued 2,910,532 shares of its common stock totaling $181,908 in connection with the exercise of cash warrants.

Issuance of shares of common stock to Lincoln Park

The Company issued 5,540,551 shares of its common stock as initial commitment shares pursuant to the 2017 LPC Purchase Agreement, 132,375 shares of its common stock as additional commitment shares, pursuant to the 2017 LPC Purchase Agreement with Lincoln Park, as consideration for their commitment to purchase additional shares of the Company’s common stock. In addition, the Company issued 7,449,381 shares of its common stock for proceeds totaling $955,691 in connection with the 2017 LPC Purchase Agreement with Lincoln Park.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the six months ended September 30, 2017, the Company did not issue any shares of common stock to its Directors in payment of director’s fees.

During the six months ended September 30, 2017, the Company accrued director’s fees totaling $60,000, which will be paid via cash payments totaling $20,000 and the issuance of 283,860 shares of Common Stock.

As of September 30, 2017, the Company owes its Directors a total of $30,000 in cash payments and 419,061 shares of Common Stock in payment of director fees totaling $60,000 due and owing. The Company anticipates that these shares of Common Stock will be issued during prior to the end of the current fiscal year.

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

During the six months ended September 30, 2017, the Company did not issue any shares pursuant to employment contracts with the Company’s President and Chief Executive Officer, Chief Financial Officer or certain other employees.

During the six months ended September 30, 2017, the Company accrued salaries and fees totaling $414,500 owed to the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees and consultants, which are to be paid via the issuance of a total of 2,941,503 shares of Common Stock.

As of September 30, 2017, the Company owes its President and Chief Executive Officer, Chief Financial Officer and certain other employees and consultants, a total of 4,342,519 shares of Common Stock in payment of salaries and fees totaling $621,750 due and owing. The Company anticipates that these shares of common stock will be issued prior to the end of the current fiscal year.

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

	Shares	Weighted	Weighted Average	Aggregate
	Underlying	Average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Term (in years)	Value
Outstanding at March 31, 2017	6,737,667	$0.20	6.7	$258,747
Granted	560,000	0.16
Forfeited and expired	(216,667)	1.20
Outstanding at September 30, 2017	7,081,000	$0.17	6.6	$93,740
Exercisable at September 30, 2017	5,041,000	$0.15	5.9	$93,290

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company common stock as of September 30, 2017 and March 31, 2017 of $0.10 and $0.15, respectively.

The fair value of the options was calculated using the Black-Scholes model and the following assumptions:

	September 30, 2017	March 31, 2017
Volatility (based on the Company's historical volatility)	121.4% - 123.2%	120% - 121%
Exercise price	$0.0935 - 0.2370	$0.13-0.33
Estimated term (in years)	10	10
Risk free interest rate (based on 1-year treasury rate)	2.2% - 2.4%	1.5% - 2.5%
Forfeiture rate	4.7% - 20.1%	2.3% - 4.6%
Fair value of options granted	$79,215	$373,055
Non-cash compensation through issuance of stock options	$170,758	$357,955

NOTE 15. CONCENTRATIONS AND CREDIT RISK

Revenues

Three customers accounted for substantially all the Company’s revenues for the six months ended September 30, 2017. These three customers accounted for approximately 56%, 29% and 5% of revenues each, respectively. The same three customers accounted for approximately 53%, 28% and 10% of revenues for the three months ended September 30, 2017.

Three customers accounted for substantially all the Company’s revenues for the six months ended September 30, 2016. These three customers accounted for approximately 48%, 31% and 17% of revenues each, respectively. The same three customers accounted for approximately 48%, 26% and 19% of revenues for the three months ended September 30, 2016.

Accounts Receivable

Three customers accounted for all the Company’s accounts receivable as of September 30, 2017. These three customers accounted for approximately 43%, 35%, and 15% of accounts receivable each, respectively.

Four customers accounted for all the Company’s accounts receivable as of March 31, 2017. These four customers accounted for approximately 53%, 17%, 14%, and 12% of accounts receivable as of March 31, 2017.

Purchasing

Seven suppliers accounted for more than 82% of the Company’s purchases of raw materials for the six months ended September 30, 2017. Included in these seven suppliers are two suppliers that accounted for approximately 38% and 11% of purchases each, respectively.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements.

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016
Revenue by Segment
ANDA	$1,373,581	$2,435,698	$2,826,351	$5,456,844
NDA	250,000	250,000	500,000	500,000
	$1,623,581	$2,685,698	$3,326,351	$5,956,844

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016
Operating Income (Loss) by Segment
ANDA	$(663,291)	$90,613	$(1,094,981)	$263,534
NDA	(688,124)	(280,222)	(1,364,689)	(888,899)
	$(1,351,415)	$(189,609)	$(2,459,670)	$(625,365)

The table below reconciles the Company’s operating loss by segment to income (loss) from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016
Operating loss by segment	$(1,351,415)	$(189,609)	$(2,459,670)	$(625,365)
Corporate unallocated costs	(601,132)	(541,307)	(1,271,761)	(1,003,432)
Interest income	4,419	3,147	8,401	6,256
Interest expense and amortization of debt issuance costs	(82,541)	(57,377)	(153,272)	(126,320)
Depreciation and amortization expense	(7,177)	(20,984)	(13,953)	(43,376)
Significant non-cash items	(170,147)	(452,699)	(625,758)	(772,490)
Change in fair value of derivative instruments	4,023,176	5,496,927	4,162,436	7,896,849
Income (loss) from operations	$1,815,183	$4,238,098	$(353,577)	$5,332,122

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Please note that on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that it could take to obtain approval of SequestOx™. Based on this and the meeting minutes received from the FDA on January 23, 2017, the Company formulated a plan to address the issues cited by the FDA in the CRL, with such plan including, without limitation, modifying the SequestOx™ formulation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation. On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for SequestOx™. This study resulted in a mean Tmax of 4.6 hr., with a range of 0.5 hr. to 12 hr. and a mean Tmax of the comparator, Roxicodone ® of 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective of this study was to determine if the reformulated SequestOx™ had a similar Tmax to the comparator when taken with a high fat meal. Based on these results, the Company will pause, not proceed, with the rest of the clinical trials, and seek clarity from the FDA before deciding on the next steps for immediate release SequestOx™. There can be no assurances of the success of any future clinical trials, or if such trials are successful, there can be no assurances that an intended future resubmission of the NDA product filing, if made, will be accepted by or receive marketing approval from the FDA, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

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

On December 1, 2016 and July 24, 2017, Elite Labs and SunGen executed an amendment to the parties’ 2016 Development and License Agreement (the “Amended Agreement”), to undertake and engage in the research, development, sales and marketing of four additional generic pharmaceutical products bringing the total number of products under the amended agreement to eight. The product classes for the additional four products include antidepressants, antibiotics, and antispasmodics.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

After marketing authorization is received from the FDA, Elite will receive a license fee which is based on profits achieved from the commercial sales of ELI-200. On January 14, 2016, the Company filed an NDA with the FDA for SequestOx™, thereby earning a $2.5 million milestone pursuant to the 2015 Epic License Agreement. The Company has received payment of this amount from Epic. Please note that on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that it could take to obtain approval of SequestOx™. Based on this and the meeting minutes received from the FDA on January 23, 2017, the Company formulated a plan to address the issues cited by the FDA in the CRL, with such plan including, without limitation, modifying the SequestOx™ formulation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation. On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for SequestOx™. This study resulted in a mean Tmax of 4.6 hr., with a range of 0.5 hr. to 12 hr. and a mean Tmax of the comparator, Roxicodone ® of 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective of this study was to determine if the reformulated SequestOx™ had a similar Tmax to the comparator when taken with a high fat meal. Based on these results, the Company will pause, not proceed, with the rest of the clinical trials, and seek clarity from the FDA before deciding on the next steps for immediate release SequestOx™. There can be no assurances of the success of any future clinical trials, or if such trials are successful, there can be no assurances that an intended future resubmission of the NDA product filing, if made, will be accepted by or receive marketing approval from the FDA, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 20. MANUFACTURING, LICENSE AND DEVELOPMENT AGREEMENTS

The Company has entered into the following active agreements:

•	License agreement with Precision Dose, dated September 10, 2010 (the “Precision Dose License Agreement”); and,
•	Manufacturing and Supply Agreement with Ascend Laboratories Inc., dated June 23, 2011 and as amended on September 24, 2012, January 19, 2015 and July 20, 2015, and as extended on August 9, 2016 (the “Ascend Manufacturing Agreement”)
•	Development and License Agreement with SunGen (the “July 2017 SunGen Agreement”)

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The license fees provided for in the Precision Dose Agreement are calculated as a percentage of net sales dollars realized from commercial sales of the related products. Net sales dollars consist of gross invoiced sales less those costs and deductions directly attributable to each invoiced sale, including, without limitation, cost of goods sold, cash discounts, Medicaid rebates, state program rebates, price adjustments, returns, short date adjustments, charge backs, promotions, and marketing costs. The rate applied to the net sales dollars to determine license fees due to the Company is equal to an amount negotiated and agreed to by the parties to the Precision Dose License Agreement, with the following significant factors, inputs, assumptions, and methods, without limitation, being considered by either or both parties:

•	Assessment of the opportunity for each generic product in the market, including consideration of the following, without limitation: market size, number of competitors, the current and estimated future regulatory, legislative, and social environment for each generic product, and the maturity of the market;
•	Assessment of various avenues for monetizing the generic products, including the various combinations of sites of manufacture and marketing options;
•	Capabilities of each party with regards to various factors, including, one or more of the following: manufacturing resources, marketing resources, financial resources, distribution capabilities, ownership structure, personnel, assessment of operational efficiencies and stability, company culture and image;
•	Stage of development of each generic product, all of which did not have FDA approval at the time of the discussions/negotiations and an assessment of the risks, probability, and time frame for achieving marketing authorizations from the FDA for the products;
•	Assessment of consideration offered by Precision and other entities with whom discussions were conducted; and,
•	Comparison of the above factors among the various entities with whom the Company was engaged in discussions relating to the commercialization of the generic products.

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

The new Development and License Agreement with SunGen is to collaborate, develop and commercialize generic pharmaceutical products based upon a unique drug delivery platform used for extended release products. The Company and SunGen intend to begin with the development of five generic extended release products and to develop additional such products subsequently. More than a dozen products utilize this type of technology. This new co-development agreement will build upon the success of the first development agreement between the Company and SunGen and signed in 2016.

Under the terms of the July 2017 SunGen Agreement, the Company and SunGen will share the responsibilities and costs of the development and marketing of the products. Upon FDA approval, the products will be owned jointly by Elite and SunGen. Elite will manufacture and package all products on a cost-plus basis.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 21. RELATED PARTY AGREEMENTS WITH MIKAH PHARMA LLC

Pursuant to the asset acquisition as discussed in Note 2 , on May 17, 2017, Elite Labs, executed an assignment agreement with Mikah, pursuant to which the Company acquired all rights, interests, and obligations under a supply and distribution agreement (the “Distribution Agreement”) with Dr. Reddy’s Laboratories, Inc. (“Dr. Reddy’s”) originally entered into by Mikah on May 7, 2017 and relating to the supply, sale and distribution of generic Trimipramine Maleate Capsules 25mg, 50mg and 100mg (“Trimipramine”).

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

The Company has evaluated subsequent events from the balance sheet date through November 2, 2017, the date the accompanying financial statements were issued. The following are material subsequent events.

Common Stock sold pursuant to the Lincoln Park Purchase Agreement

Subsequent to September 30, 2017 and up to November 2, 2017 (the latest practicable date), a total of 2,719,900 shares of Common Stock were sold and 34,961 additional commitment shares were issued, pursuant to the Lincoln Park Purchase Agreement. Proceeds received from such transactions totaled $252,409.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

COMPARED TO THE

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

The following discussion of our financial condition and results of operations for the three six months ended September 30, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2017, as filed on June 14, 2017 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Trimipramine 25mg, Trimipramine 50mg, and Trimipramine 100mg

Through Elite Labs, Elite acquired an approved and currently marketed ANDA for Trimipramine Maleate Capsules ("Trimipramine") 25, 50 and 100 mg, from Mikah Pharma. Through agreements assigned to Elite in the acquisition, Dr. Reddy's Laboratories, Inc. will market and sell the Trimipramine products and Epic Pharma will manufacture the products. The Epic Pharma agreement insures the uninterrupted supply of generic Trimipramine. Trimipramine is a generic version of Surmontil®, a tricyclic antidepressant. Surmontil® and generic Trimipramine have total US sales of approximately $2 million in 2016 according to IMS Health Data (“IMS”). The ANDA purchased by Elite is currently the only marketed generic Trimipramine product.

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

On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for or SequestOx™. The mean Tmax (the amount of time that a drug is present at the maximum concentration in serum) of SequestOx TM was 4.6 hr. with a range of 0.5 hr. to 12 hr. and the mean Tmax of the comparator, Roxicodone®, was 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective for the study was to determine if the reformulated SequestOx TM had a similar Tmax to the comparator when taken with a high fat meal. Elite will pause, not proceed with the rest of the clinical trials, and seek clarity from FDA before deciding on the next steps for immediate release SequestOx TM. The Company will continue to pursue extended release products with its proprietary abuse deterrent technology.

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

Oxycodone hydrochloride and acetaminophen USP CII (generic version of Percocet®)

On August 9, 2016, the Company filed an ANDA with the FDA for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen. Percocet® is a combination medication and is used to help relieve moderate to severe pain. On September 7, 2017, the Company received a CRL from the FDA for the ANDA filed for this product. The FDA stated that the response to “the CR letter will be considered to represent a MINOR AMENDMENT, given that the deficiencies have been classified as MINOR”. The Company intends to submit a “MINOR AMENDMENT” to address the deficiencies listed in the CRL.

Hydrocodone bitartrate and acetaminophen tablets USP CII (generic version of Norco®)

On December 12, 2016, the Company filed an ANDA with the FDA for a generic version of Norco® (hydrocodone bitartrate and acetaminophen tablets USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets. Norco® is a combination medication and is used to help relieve moderate to moderately severe pain. The combination products of hydrocodone and acetaminophen have total annual US sales of approximately $700 million, according to IMS Health Data. The Company received a CRL from the FDA in October 2017 regarding the ANDA filing and intends to submit a response to the FDA to address deficiencies listed.

Oxycodone Hydrochloride Extended Release (generic version of OxyContin®)

On September 20, 2017, the Company filed an ANDA with the FDA for a generic version of OxyContin® (extended release Oxycodone Hydrochloride) tablets. OxyContin® is approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. OxyContin® is formulated such that the tablets provide physical abuse deterrent properties. IMS reported approximately $2.3 billion in revenue for OxyContin® and its equivalents in 2016. The Company has not received a response from the FDA regarding this ANDA filing.

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

On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for or SequestOx™. The mean Tmax (the amount of time that a drug is present at the maximum concentration in serum) of SequestOx TM was 4.6 hr. with a range of 0.5 hr. to 12 hr. and the mean Tmax of the comparator, Roxicodone®, was 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective for the study was to determine if the reformulated SequestOx TM had a similar Tmax to the comparator when taken with a high fat meal. Elite will pause, not proceed with the rest of the clinical trials, and seek clarity from FDA before deciding on the next steps for immediate release SequestOx TM. The Company will continue to pursue extended release products with its proprietary abuse deterrent technology.

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

We filed an NDA for the first product to utilize our abuse deterrent technology, Immediate Release Oxycodone 5mg, 10mg, 15mg, 20mg and 30mg with sequestered Naltrexone (collectively and individually referred to as “SequestOx™”), on January 14, 2016. On July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that the Company can take to obtain approval of SequestOx™. Based on the FDA response, the Company believes there is a clear path forward to address the issues cited in the CRL. The meeting minutes, received from the FDA on January 23, 2017, supported a plan to address the issues cited by the FDA in the CRL by modifying the SequestOx ™ formulation. Such plan includes, without limitation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation. The fed study is in progress. The Company plans on initiating the fasted study after successful completion of the fed study. Resubmission of the SequestOx ™ application requires successful completion of all required studies, including these fed and fasted studies. Please note that there can be no assurances of the Company receiving marketing authorization for SequestOx™, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition.

On August 9, 2016, the Company filed an ANDA with the FDA for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen (“Generic Oxy/APAP”). Percocet® is a combination medication, with abuse deterrence, and is used to help relieve moderate to severe pain. On September 7, 2017, the Company received a CRL from the FDA for the ANDA filed for this product. The FDA stated that the response to “the CR letter will be considered to represent a MINOR AMENDMENT, given that the deficiencies have been classified as MINOR”. The Company intends to submit a “MINOR AMENDMENT” to address the deficiencies listed in the CRL. Please note that there can be no assurances of this product receiving marketing authorization, or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product.

On December 12, 2016, the Company filed an ANDA with the FDA for a generic version of Norco® (hydrocodone bitartrate and acetaminophen tablets USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets (“Generic Hydrocodone/APAP”). Norco® is a combination medication and is used to help relieve moderate to moderately severe pain. The Company received a CRL from the FDA in October 2017 regarding the ANDA filing and intends to submit a response to the FDA to address deficiencies listed. Please note that there can be no assurances of this product receiving marketing authorization, or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product.

On September 20, 2017, the Company filed an ANDA with the FDA for a generic version of OxyContin® (extended release Oxycodone Hydrochloride) tablets (“Generic Extended Release Oxycodone”). OxyContin® is approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. OxyContin® is formulated such that the tablets provide physical abuse deterrent properties. IMS reported approximately $2.3 billion in revenue for OxyContin® and its equivalents in 2016. The Company has not received a response from the FDA regarding this ANDA filing. Please note that there can be no assurances of this product receiving marketing authorization, or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product.

The Company believes that the abuse deterrent technology can be applied to and incorporated into a wide range of opioids used today for pain management and has, to date, identified 10 additional products for potential development. All of these products are at early stages of development, with research and development activities mainly consisting of in-house process development and laboratory studies. Extensive efficacy and safety studies, similar to those conducted for SequestOx™, Generic Oxy/APAP, Generic Hydrocodone/APAP, and Generic Extended Release Oxycodone have not yet been conducted for these other products. As a result, costs incurred in relation to the development of these 10 products have not been material.

Research and development costs were $2.5 and $1.3 million for the three months ended September 30, 2017 and 2016, respectively and $4.4 million and $2.8 million for the six months ended September 30, 2017 and 2016, respectively. Costs incurred during the prior fiscal year relate almost entirely to the development of the abuse deterrent opioid product, SequestOx™, and costs incurred during the current fiscal year relate almost entirely to the development of the abuse deterrent opioid products, SequestOx™, Generic Oxy/APAP, Generic Hydrocodone/APAP and Generic Extended Release Oxycodone.

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

Sources and Availability of Raw Materials; Manufacturing

A significant portion of our raw materials may be available only from foreign sources. Foreign sources can be subject to the special risks of doing business abroad, including:

•	greater possibility for disruption due to transportation or communication problems;
•	the relative instability of some foreign governments and economies;
•	interim price volatility based on labor unrest, materials or equipment shortages, export duties, restrictions on the transfer of funds, or fluctuations in currency exchange rates; and,
•	uncertainty regarding recourse to a dependable legal system for the enforcement of contracts and other rights.

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

Three months ended September 30, 2017 compared to September 30, 2016

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended September 30,		Change
	2017	2016	Dollars	Percentage
Manufacturing fees	$1,066,227	$2,033,074	$(966,847)	-48%
Licensing fees	557,354	652,624	(95,270)	-15%
Total revenue	1,623,581	2,685,698	(1,062,117)	-40%
Cost of revenue	614,941	1,850,769	(1,235,828)	-67%
Gross profit	$1,008,640	$834,929	$173,711	21%

Gross profit - percentage	62%	31%

Total revenues for the three-month period ended September 30, 2017 decreased by $1.1 million or 40%, to $1.6, as compared to $2.7 million, for the corresponding period in 2016 primarily due to the following:

Manufacturing fees decreased by $1.0 million, or 48%, due to a decrease in generic Methadone and Naltrexone sales.

Licensing fees decreased by $0.1 million, or 15%. This decrease is primarily due to the timing of in-market sales of the Company’s generic products, as well as margins achieved by the Company’s licensed marketing partners. License fees earned are based on in-market sales and accordingly, there is a natural lag between manufacturing revenues earned by the Company and related license fees being earned from in market sales occurring subsequent to the Company’s shipment of licensed generic products to its marketing partners. In market profits achieved by the Company’s marketing partners are also a factor, with a direct correlation to the license fee revenues earned by the Company.

Costs of revenue consists of manufacturing costs. Our costs of revenue decreased by $1.2 million or 67%, to $0.6 million as compared to $1.9 million for the corresponding period in 2016. Costs of revenue consists of manufacturing and assembly costs. As such, the cost of revenue has decreased in conjunction with the decrease in manufacturing fees.

Our gross profit margin was 62% during the three months ended September 30, 2017 as compared to 31% during the three months ended September 30, 2016. The increase in gross margin is due to the product mix of generics manufactured during the quarter.

Operating expenses:

	For the Three Months Ended September 30,		Change
	2017	2016	Dollars	Percentage
Operating expenses:
Research and development	$2,463,864	$1,266,712	$1,197,152	95%
General and administrative	594,073	667,047	(72,974)	-11%
Non-cash compensation	73,397	84,785	(11,388)	-13%
Depreciation and amortization	7,177	20,984	(13,807)	-66%
Total operating expenses	$3,138,511	$2,039,528	$1,098,983	54%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation through the issuance of stock options and depreciation and amortization expenses. Operating expenses for the three-month period ended September 30, 2017 increased by $1.1 million, or 54%, to $3.1 million, as compared to $2.0 million for the corresponding period in 2016.

Research and development costs for the three months ended September 30, 2017 were $2.5 million, an increase of $1.2 million or 95% from $1.3 million of such costs for the comparable period of the prior year. The increase was due to the timing and composition of ongoing development of our abuse deterrent opioid, products under development pursuant to the SunGen Agreement and other products.

General and administrative expenses for the three months ended September 30, 2017 and 2016 were $0.6 million and $0.7 million, respectively. The decrease is due to ongoing cost reduction efforts. Please note however, that regulatory fees and compliance costs, including, without limitation, fees and costs related to compliance with FDA, DEA and Sarbanes Oxley regulations have significantly increased and represent areas of costs that have a weak correlation to the Company’s cost reduction efforts.

Non-cash compensation expense through the issuance of stock options for the three months ended September 30, 2017 and 2016 was $0.073 million and $0.085 million, respectively. The decrease in non-cash compensation expense derives from the timing in amortization of the value of employee stock options issued over the course of the last three years.

Depreciation and amortization expense for the three months ended September 30, 2017 was $0.007 million, a decrease of $0.0014 million, or 66% from $0.021 million of such costs for the comparable period of the prior year. The decrease was due to the combination of increased facility utilization and higher depreciation absorption rates currently as a result of facility expansion and improvements over the last year.

As a result of the foregoing, our loss from operations for the three months ended September 30, 2017 was $2.1 million, compared to a loss from operations of $1.2 million for the three months ended September 30, 2016.

Other income (expense):

	For the Three Months Ended September 30,		Change
	2017	2016	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(82,541)	$(57,377)	$(25,164)	44%
Change in fair value of derivative instruments	4,023,176	5,496,927	(1,473,751)	-27%
Interest income	4,419	3,147	1,272	40%
Other income (expense), net	$3,945,054	$5,442,697	$(1,497643)	-28%

Other income (expense), net for the three months ended September 30, 2017 was net other income of $3.9 million, a decrease in net other income of $1.5 million from the net other income of $5.4 million for the comparable period of the prior year. The decrease in other income was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended September 30, 2017 totaling a decrease in other income of $1.5 million, as compared to the prior period. Please note that derivative income (expenses) is determined in large part by the number of warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between derivative revenues and increases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net income for the three months ended September 30, 2017 was $1.8 million, compared to a net income of $4.2 million for the comparable period of the prior year.

Change in value of convertible preferred share mezzanine equity:

There were no changes in the value of our convertible preferred stock, which is included in the calculation of net income (loss) attributable to common shareholders for the three months ended September 30, 2017, as compared to an increase in net income of $22.9 million for the comparable period of the prior year. Accordingly, net income attributable to common shareholders for the three months ended September 30, 2017 was a net loss of $1.8 million, compared to net income of $27.1 million for the comparable period of the prior year.

Six months ended September 30, 2017 compared to September 30, 2016

Revenue, Cost of revenue and Gross profit:

	For the Six Months Ended September 30,		Change
	2017	2016	Dollars	Percentage
Manufacturing fees	$2,077,123	$4,584,932	$(2,507,809)	-55%
Licensing fees	1,249,228	1,371,912	(122,684)	-9%
Total revenue	3,326,351	5,956,844	(2,630,493)	-44%
Cost of revenue	1,630,001	4,029,246	(2,399,245)	-60%
Gross profit	$1,696,350	$1,927,598	$(231,248)	-12%

Gross profit – percentage	51%	32%

Total revenues for the six-month period ended September 30, 2017 decreased by $2.6 million or 44%, to $3.3, as compared to $6.0 million, for the corresponding period in 2016 primarily due to the following:

Manufacturing fees decreased by $2.5 million, or 55%, due to a decrease in generic Methadone and Naltrexone sales.

Licensing fees decreased by $0.1 million, or 9%. This decrease is primarily due to the timing of in-market sales of the Company’s generic products, as well as margins achieved by the Company’s licensed marketing partners. License fees earned are based on in-market sales and accordingly, there is a natural lag between manufacturing revenues earned by the Company and related license fees being earned from in market sales occurring subsequent to the Company’s shipment of licensed generic products to its marketing partners. In market profits achieved by the Company’s marketing partners are also a factor, with a direct correlation to the license fee revenues earned by the Company.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue decreased by $2.4 million or 60%, to $1.6 million as compared to $4.0 million for the corresponding period in 2016. Costs of revenue consists of manufacturing and assembly costs. As such, the cost of revenue has decreased in conjunction with the decrease in manufacturing fees.

Our gross profit margin was 51% during the six months ended September 30, 2017 as compared to 32% during the six months ended September 30, 2016. The increase in gross margin is due to the product mix of generics manufactured during the quarter.

Operating expenses:

	For the Six Months Ended September 30,		Change
	2017	2016	Dollars	Percentage
Operating expenses:
Research and development	$4,429,747	$2,786,154	$1,643,593	59%
General and administrative	1,453,034	1,368,562	84,472	6%
Non-cash compensation	170,758	174,169	(3,411)	-2%
Depreciation and amortization	13,953	43,376	(29,423)	-68%
Total operating expenses	$6,067,492	$4,372,261	$1,695,231	39%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the six-month period ended September 30, 2017 increased by $1.7 million, or 39%, to $6.1 million, as compared to $4.4 million for the corresponding period in 2016.

Research and development costs for the six months ended September 30, 2017 were $4.4 million, an increase of $1.6 million or 59% from $2.8 million of such costs for the comparable period of the prior year. The increase was due to the timing and composition of ongoing development of our abuse deterrent opioid, products under development pursuant to the SunGen Agreement and other products.

General and administrative expenses for the six months ended September 30, 2017 and 2016 were $1.45 million and $1.37 million, respectively. The increase is due to additional regulatory personnel, consultants and costs pursuant to the Company’s compliance activities and improvements in internal controls. Please note that regulatory fees and compliance costs, including, without limitation, fees and costs related to compliance with FDA, DEA and Sarbanes Oxley regulations have significantly increased and represent areas of costs that have a weak correlation to the Company’s cost reduction efforts.

Non-cash compensation expense for the six months ended September 30, 2017 and 2016 was $0.171 million and $0.174 million, respectively. The decrease in non-cash compensation expense derives from the timing in amortization of the value of employee stock options issued over the course of the last three years.

Depreciation and amortization expense for the six months ended September 30, 2017 was $0.014 million, a decrease of $0.029 million, or 68% from $0.043 million of such costs for the comparable period of the prior year. The decrease was due to the combination of increased facility utilization and higher depreciation absorption rates currently as a result of facility expansion and improvements over the last year.

As a result of the foregoing, our loss from operations for the six months ended September 30, 2017 was $4.4 million, compared to a loss from operations of $2.4 million for the six months ended September 30, 2016.

Other income (expense):

	For the Six Months Ended September 30,		Change
	2017	2016	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(153,272)	$(126,320)	$(26,952)	21%
Change in fair value of derivative instruments	4,162,436	7,896,849	(3,734,413)	-47%
Interest income	8,401	6,256	2,145	34%
Other income (expense), net	$4,017,565	$7,776,785	$(3,759,220)	-48%

Other income (expense), net for the six months ended September 30, 2017 was net other income of $4.0 million, a decrease in net other income of $3.8 million from net other income of $7.8 million for the comparable period of the prior year. The decrease in other income was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended September 30, 2017 totaling a decrease in other income of $3.8 million, as compared to the prior period. Please note that derivative income (expenses) is determined in large part by the number of warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between derivative revenues and increases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net loss for the six months ended September 30, 2017 was $0.4 million, compared to a net income of $5.3 million for the comparable period of the prior year.

Change in value of convertible preferred share mezzanine equity:

There were no changes in the value of our convertible preferred stock, which is included in the calculation of net income (loss) attributable to common shareholders for the six months ended September 30, 2017, as compared to an increase in net income of $20.7 million for the comparable period of the prior year. Accordingly, net income attributable to common shareholders for the six months ended September 30, 2017 was a net loss of $0.4 million, compared to net income of $26.0 million for the comparable period of the prior year.

Liquidity and Capital Resources

Capital Resources

	September 30, 2017	March 31, 2017	Change
Current assets	$14,610,534	$18,412,720	$(3,802,186)
Current liabilities	3,649,499	3,344,746	304,753
Working capital	10,961,035	15,067,974	(4,106,939)

The Company considers cash and working capital balances as several of the factors the Company uses in evaluating its performance, without limitation. As of September 30, 2017, the Company had cash on hand of $7.6 million and a working capital surplus of $11.0 million. We believe that such resources, combined with the Company’s access to part or all of the remaining $39.0 million available pursuant to the $40.0 million equity line with Lincoln Park is sufficient to fund operations through the current operating cycle. For the six months ended September 30, 2017, we had losses from operations totaling $2.1 million, and net other income totaling $3.9 million, resulting in a net loss of $1.8 million.

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

Summary of Cash Flows:

	For the Six Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(3,317,495)	$(3,081,435)
Net cash used in investing activities	(462,763)	(519,392)
Net cash provided by financing activities	742,210	4,668,331

Net cash used in operating activities for the six months ended September 30, 2017 was $3.3 million, which included net losses of $0.4 million, and change in fair value of derivative financial instruments – warrants of $4.2 million (non-cash). These instances of decreases in cash are offset by change in non-cash compensation accrued of $0.9 million, non-cash compensation from the issuance of common stock and options of $0.2 million and depreciation and amortization of $0.3 million.

Net cash used in investing activities for the six months ended September 30, 2017 was $0.5 million. This consisted primarily of the purchase of property and equipment of $0.4 million.

Net cash provided by financing activities was $0.87 million for the six months ended September 30, 2017. This consisted of proceeds from the issuance of common stock of $1.0 million, proceeds from the exercise of cash warrants and stock options of $0.2 million; offset by payments of other loans of $0.3 million.

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

The 2017 LPC Purchase Agreement and the 2017 LPC Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the rights to terminate the 2017 LPC Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of common stock to Lincoln Park under the 2017 LPC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the common stock and determinations by us as to the appropriate sources of funding for us and our operations. There are no trading volume requirements or, other than the limitation on beneficial ownership discussed above, restrictions under the Purchase Agreement. Lincoln Park has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed in accordance with the 2017 LPC Purchase Agreement Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares.

The net proceeds received by under the 2017 LPC Purchase Agreement will depend on the frequency and prices at which the Company sells shares of common stock to Lincoln Park.

A registration statement on form S-3 was filed with the SEC on May 10, 2017 and was declared effective on June 5, 2017.

During the six months ended September 30, 2017, a total of 7,449,381 shares of Common Stock were sold to Lincoln Park pursuant to the 2017 LPC Purchase Agreement, with the proceeds of such sales of Common Stock totaling $955,691. An additional 132,375 shares of Common Stock were issued to Lincoln Park during this same period with such shares constituting additional commitment shares issued pursuant to the Purchase Agreement.

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

As disclosed in this Report, the topline results from a pivotal bioequivalence fed study for SequestOx™ indicated that the mean Tmax of SequestOx TM was 4.6 hr. with a range of 0.5 hr. to 12 hr. and the mean Tmax of the comparator, Roxicodone®, was 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective for the study was to determine if the reformulated SequestOx TM had a similar Tmax to the comparator when taken with a high fat meal. It did not. As a result, we will pause, not proceed with the rest of the clinical trials, and seek clarity from FDA before deciding on the next steps for immediate release SequestOxTM. Please see “We received a Complete Response Letter from the FDA that indicated that our SequestOx™ NDA is not ready for approval in its present form. While we plan on proceeding with our application for SequestOx™, we cannot assure if or whether our efforts will be successful. If we are unable to obtain approval for SequestOx™ or if we incur significant costs or delays in obtaining such approval, our ability to commercialize SequestOx™ may be materially adversely affected” in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended September 30, 2017, we issued 2,910,532 shares of common stock that were unregistered, all of which were issued pursuant to the exercise of cash warrants, with proceeds received totaling $181,908. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock. The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

3.1(p)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(q)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014

3.1(r)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.21	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.

10.57	Master Development and License Agreement for Products dated July 6, 2017 between Elite Laboratories, Inc. and SunGen Pharma LLC (“SunGen”), incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.58	July 24, 2017 Amendment to August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC.”), incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.59	December 1, 2016 Amendment to August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC.”), incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	On January 5, 2011, the Company changed its domicile from Delaware to Nevada. All corporate documents from Delaware have been superseded by Nevada corporate documents filed or incorporated by reference herein. All outstanding Delaware securities certificates are now outstanding Nevada securities certificates.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

November 9, 2017	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 9, 2017	By:	/s/ Carter J. Ward
Carter J. Ward Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

