Form 10-Q
period 2017-12-31
ELITE PHARMACEUTICALS INC /NV/
filed 2018-02-09
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 791,516,926 shares of common stock were issued and outstanding as of February 2, 2018.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$7,244,388	$10,594,693
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	1,161,240	934,059
Inventory	5,298,943	6,415,966
Prepaid expenses and other current assets	1,059,396	468,002
Total current assets	14,763,967	18,412,720

Property and equipment, net of accumulated depreciation of $8,122,878 and $7,426,752, respectively	9,132,998	9,039,404

Intangible assets, net of accumulated amortization of $-0-, respectively	7,704,609	6,419,091

Other assets:
Restricted cash - debt service for NJEDA bonds	390,654	389,081
Security deposits	81,932	50,846
Total other assets	472,586	439,927

Total assets	$32,074,160	$34,311,142

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,444,178	$1,049,815
Accrued expenses	1,785,603	794,628
Deferred revenue, current portion	1,013,333	1,013,333
Bonds payable, current portion, net of bond issuance costs	75,822	70,822
Loans payable, current portion	424,160	416,148
Total current liabilities	4,743,096	3,344,746

Long-term liabilities:
Deferred revenue, net of current portion	1,505,557	2,265,557
Bonds payable, net of current portion and bond issuance costs	1,504,589	1,583,956
Senior secured promissory note - related party	1,200,000	-
Loans payable, net current portion	636,701	577,612
Derivative financial instruments - warrants	2,550,254	843,464
Other long-term liabilities	39,587	31,770
Total long-term liabilities	7,436,688	5,302,359

Total liabilities	12,179,784	8,647,105

Mezzanine equity

Series J convertible preferred stock; par value $0.01; 50 shares authorized, 24.0344 issued and outstanding as of December 31, 2017; 0 shares authorized, 0 issued and outstanding as of March 31, 2017	13,903,957	-

Shareholders’ equity:
Common stock; par value $0.001; 995,000,000 shares authorized; 788,801,827 shares issued and 788,701,827 outstanding as of December 31, 2017; 928,031,448 shares issued and 927,931,448 outstanding as of March 31, 2017	788,804	928,034
Additional paid-in capital	145,205,780	163,896,410
Treasury stock; 100,000 shares as of December 31, 2017 and March 31, 2017; at cost	(306,841)	(306,841)
Accumulated deficit	(139,697,324)	(138,853,566)
Total shareholders’ equity	5,990,419	25,664,037
Total liabilities, mezzanine equity and shareholders’ equity	$32,074,160	$34,311,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F-1

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016
Manufacturing fees	$2,083,826	$1,885,765	$4,160,949	$6,470,697
Licensing fees	451,628	444,884	1,700,856	1,816,796
Total revenue	2,535,454	2,330,649	5,861,805	8,287,493
Cost of revenue	1,419,829	1,726,751	3,049,830	5,755,997
Gross profit	1,115,625	603,898	2,811,975	2,531,496

Operating expenses:
Research and development	2,514,435	1,526,183	6,944,182	4,312,337
General and administrative	614,994	694,321	2,068,028	2,060,380
Non-cash compensation through issuance of stock options	37,961	84,785	208,719	258,954
Depreciation and amortization	7,196	21,032	21,149	64,408
Total operating expenses	3,174,586	2,326,321	9,242,078	6,696,079

Loss from operations	(2,058,961)	(1,722,423)	(6,430,103)	(4,164,583)

Other income (expense):
Interest expense and amortization of debt issuance costs	(92,458)	(55,563)	(245,730)	(181,883)
Change in fair value of derivative instruments	605,448	1,571,471	4,767,884	9,468,320
Interest income	4,461	3,151	12,862	9,407
Other income (expense), net	517,451	1,519,059	4,535,016	9,295,844

Income (loss) from operations before income tax provision	(1,541,510)	(203,364)	(1,895,087)	5,131,261

Benefit from sale of state net operating loss credits	1,051,329	1,870,114	1,051,329	1,870,114

Net income (loss)	(490,181)	1,666,750	(843,758)	7,001,375

Change in carrying value of convertible preferred share mezzanine equity	-	-	-	20,714,286

Net income (loss) attributable to common shareholders’	$(490,181)	$1,666,750	$(843,758)	$27,715,661

Basic income (loss) per share attributable to common shareholders’	$(0.00)	$0.00	$(0.00)	$0.03

Diluted income (loss) per share attributable to common shareholders’	$(0.00)	$0.00	$(0.01)	$(0.00)

Basic weighted average common shares outstanding	788,442,363	904,763,177	796,647,284	811,794,206

Diluted weighted average common shares outstanding	795,122,364	910,505,291	803,327,285	817,536,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F-2

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Paid-In Capital	Shares	Amount	Deficit	Equity
Balance at March 31, 2017	928,031,448	$928,034	$163,896,410	100,000	$(306,841)	$(138,853,566)	$25,664,037

Net loss						(843,758)	(843,758)

Issuance of common shares pursuant to the exercise of cash warrants	2,910,532	2,910	178,998				181,908

Common shares issued as initial commitment shares pursuant to the Lincoln Park purchase agreement	5,540,551	5,541	914,191				919,732

Common shares issued as additional commitment shares pursuant to the Lincoln Park purchase agreement	167,336	167	22,755				22,922

Common shares sold pursuant to the Lincoln Park purchase agreement	10,169,281	10,169	1,197,931				1,208,100

Costs associated with raising capital			(992,610)				(992,610)

Non-cash compensation through the issuance of employee stock options			208,719				208,719

Retirement of common shares pursuant to the issuance of Series J convertible preferred shares	(158,017,321)	(158,017)	(20,220,614)				(20,378,631)

Balance at December 31, 2017	788,801,827	$788,804	$145,205,780	100,000	$(306,841)	$(139,697,324)	$5,990,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F-3

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(843,758)	$7,001,375
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	706,759	504,932
Change in fair value of derivative financial instruments - warrants	(4,767,884)	(9,468,320)
Non-cash compensation accrued	925,000	1,232,950
Non-cash compensation from the issuance of common stock and options	208,719	272,705
Non-cash rent expense and lease accretion	7,820	(18,250)
Change in operating assets and liabilities:
Accounts receivable	(227,181)	985,619
Inventory	1,117,023	(2,735,085)
Prepaid expenses and other current assets	(622,480)	(388,915)
Accounts payable, accrued expenses and other current liabilities	460,338	(434,885)
Deferred revenue and customer deposits	(760,000)	(759,997)
Net cash used in operating activities	(3,795,644)	(3,807,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(291,115)	(804,762)
Intellectual property costs	(85,518)	(7,292)
Restricted cash	(1,573)	-
Net cash used in investing activities	(378,206)	(812,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock	1,208,100	5,770,163
Proceeds from cash warrant and options exercises	181,908	1,856,480
Proceeds and repayments of line of credit, related party - net	-	(718,309)
Payment of bond principal	(85,000)	(209,366)
Other loan payments	(431,507)	(290,189)
Costs associated with raising capital	(49,956)	(17,671)
Net cash provided by financing activities	823,545	6,391,108

Net change in cash	(3,350,305)	1,771,183

Cash, beginning of period	10,594,693	11,512,179

Cash, end of period	$7,244,388	$13,283,362

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$67,573	$142,351
Financing of equipment purchases and insurance renewal	$498,604	$308,834
Issuance of Senior Secured Promissory Note pursuant ANDA asset acquisition	$1,200,000	$-
Commitment shares issued to Lincoln Park Capital	$942,654	$69,425
Change in carrying value of convertible preferred mezzanine equity	$-	$20,714,286
Conversion of Series I convertible preferred shares into common shares	$-	$23,571,429
Retirement of common shares pursuant to the issuance of Series J convertible preferred shares	$20,378,631	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F-4

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the entire year.

Going Concern

In connection with the preparation of the financial statements as of and for the nine month period ended December 31, 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date the financial statements were available for issuance, noting that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

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

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it determines the period over which the performance obligations will be performed, and revenue will be recognized. If it cannot reasonably estimate the timing and the level of effort to complete its performance obligations under a multiple-element arrangement, revenues are then recognized on a straight-line basis over the period encompassing the expected completion of such obligations, with such period being reassessed at each subsequent reporting period.

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

Restricted Cash

As of December 31, 2017, and March 31, 2017, the Company had $390,654 and $389,081, respectively, of restricted cash, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 6).

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

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

As of December 31, 2017, the Company did not identify any indicators of impairment.

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

Earnings (Loss) Per Share Applicable to Common Shareholders’

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive.

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016
Numerator
Net income (loss) attributable to common shareholders - basic	$(490,181)	$1,666,750	$(843,758)	$27,715,661
Effect of dilutive instrument on net income (loss)	(605,448)	(1,571,471)	(4,767,884)	(30,182,606)
Net income (loss) attributable to common shareholders - diluted	$(1,095,629)	$95,279	$(5,611,642)	$(2,466,945)

Denominator
Weighted average shares of common stock outstanding - basic	788,442,363	904,763,177	796,647,284	811,794,206

Dilutive effect of stock options, warrants and convertible securities	6,680,001	5,742,114	6,680,001	5,742,114

Weighted average shares of common stock outstanding - diluted	795,122,364	910,505,291	803,327,285	817,536,320

Net income (loss) per share
Basic	$(0.00)	$0.00	$(0.00)	$0.03
Diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) provides a framework for measuring fair value in accordance with generally accepted accounting principles.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Liabilities
Derivative financial instruments - warrants	$2,550,254	$-	$-	$2,550,254

March 31, 2017
Liabilities
Derivative financial instruments - warrants	$843,464	$-	$-	$843,464

See Note 12 for specific inputs used in determining fair value.

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

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of shareholders’ equity.

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-01, Business Combinations: Clarifying the Definition of a Business, which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. The guidance is effective for the annual period beginning after December 15, 2017, with early adoption permitted. The Company has elected to early adopt ASU 2017-01 and to apply it to any transaction, which occurred prior to the issuance date that has not been reported in financial statements that have been issued or made available for issuance.

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

From March 2016 through September 2017, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606):Narrow-Scope Improvements and Practical Expedients, ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. These amendments are intended to improve and clarify the implementation guidance of Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 and ASU No. 2015-14.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its unaudited condensed consolidated financial statements and related disclosures.

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

ANDA acquisition costs	$1,200,000
Total assets acquired	$1,200,000

NOTE 3. INVENTORY

Inventory consisted of the following:

	December 31, 2017	March 31, 2017
Finished goods	$126,663	$221,657
Work-in-progress	6,946	283,086
Raw materials	5,165,334	5,911,223
	5,298,943	6,415,966
Less: Inventory reserve	-	-
	$5,298,943	$6,415,966

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2017	March 31, 2017
Land, building and improvements	$7,655,317	$7,308,890
Laboratory, manufacturing and warehouse equipment	9,175,466	8,764,406
Office equipment and software	308,434	276,201
Furniture and fixtures	49,804	49,804
Transportation equipment	66,855	66,855
	17,255,876	16,466,156
Less: Accumulated depreciation	(8,122,878)	(7,426,752)
	$9,132,998	$9,039,404

Depreciation expense was $285,496 and $166,602 for the three months and $696,126 and $504,932 for the nine months ended December 31, 2017 and 2016, respectively.

NOTE 5. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of December 31, 2017 and March 31, 2017:

	December 31, 2017
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
Patent application costs	*	$371,774	$85,518	$-	$457,292
ANDA acquisition costs	Indefinite	6,047,317	1,200,000	-	7,247,317
		$6,419,091	$1,285,518	$-	$7,704,609

	March 31, 2017
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
Patent application costs	*	$364,482	$7,292	$-	$371,774
ANDA acquisition costs	Indefinite	6,047,317	-	-	6,047,317
		$6,411,799	$7,292	$-	$6,419,091

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

In relation to the Series A Notes, the Company is required to maintain a debt service reserve. The debt serve reserve is classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets. The NJEDA Bonds require the Company to make an annual principal payment on December 1st based on the amount specified in the loan documents and semi-annual interest payments on March 1st and December 1st, equal to interest due on the outstanding principal. The annual interest rate on the Series A Note is 6.5%. The NJEDA Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced bonds.

The following tables summarize the Company’s bonds payable liability:

	December 31, 2017	March 31, 2017
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,760,000	$1,845,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(90,000)	(85,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,670,000	$1,760,000

Bond offering costs	$354,453	$354,453
Less: Accumulated amortization	(174,864)	(164,231)
Bond offering costs, net	$179,589	$190,222

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$90,000	$85,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$75,822	$70,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$1,670,000	$1,760,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(165,411)	(176,044)
Long term portion of bonds payable, net of bond offering costs	$1,504,589	$1,583,956

Amortization expense was $3,544 for the three months and $10,633 for the nine months ended December 31, 2017 and 2016, respectively.

NOTE 7. LOANS PAYABLE

Loans payable consisted of the following:

	December 31, 2017	March 31, 2017
Equipment and insurance financing loans payable, between approximately 4% and 13% interest and maturing between August 2018 and November 2022	$1,060,861	$993,760
Less: Current portion of loans payable	(424,160)	(416,148)
Long-term portion of loans payable	$636,701	$577,612

The interest expense associated with the loans payable was $29,853 and $21,603 for the three months and $70,634 and $64,932 for the nine months ended December 31, 2017 and 2016, respectively.

NOTE 8. RELATED PARTY SECURED PROMISSORY NOTE WITH MIKAH PHARMA LLC

For consideration of the assets acquired on May 15, 2017, as discussed in Note 2, the Company issued a Secured Promissory Note (the “Note”) to Mikah for the principal sum of $1,200,000. The Note matures on December 31, 2020 in which the Company shall pay the outstanding principal balance of the Note. Interest shall be computed on the unpaid principal amount at the per annum rate of ten percent (10%); provided, upon the occurrence of an Event of Default as defined within the Note, the principal balance shall bear interest from the date of such occurrence until the date of actual payment at the per annum rate of fifteen percent (15%). All interest payable hereunder shall be computed on the basis of actual days elapsed and a year of 360 days. Installment payments of interest on the outstanding principal shall be paid as follows: quarterly commencing August 1, 2017 and on November 1, February 1, May 1 and August 1 of each year thereafter. All unpaid principal and accrued but unpaid interest shall be due and payable in full on the Maturity Date. The interest expense associated with the Note was $30,000 for the three months and $75,000 for the nine months ended December 31, 2017, respectively.

NOTE 9. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $2,518,890 as of December 31, 2017, were comprised of a current component of $1,013,333 and a long-term component of $1,505,557. Deferred revenues in the aggregate amount of $3,278,890 as of March 31, 2017, were comprised of a current component of $1,013,333 and a long-term component of $2,265,557. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

Rent expense is recorded on the straight-line basis. Rents paid in excess is recognized as deferred rent. Rent expense under the 135 Ludlow Ave. modified lease for the three-month ended December 31, 2017 and 2016 was $54,909 and $45,213, respectively and $164,727 and $135,639 for the nine months ended December 31, 2017 and 2016, respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations. Deferred rent as of December 31, 2017 and March 31, 2017 was $8,604 and $2,152, respectively and recorded as a component of other long-term liabilities.

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of December 31, 2017, and March 31, 2017, the Company had a liability of $30,976 and $29,616, respectively and recorded as a component of other long-term liabilities.

NOTE 11. MEZZANINE EQUITY

Series I convertible preferred stock

On February 6, 2014, the Company created the Series I Convertible Preferred Stock (“Series I Preferred”). A total of 495.758 shares of Series I Preferred were authorized, 100 shares are issued and outstanding, with a stated value of $100,000 per share and a par value of $0.01. On August 16, 2016, the 100 shares issued and outstanding were converted into 142,857,143 shares of common stock at the stated conversion price of $0.07. In conjunction with the Certificate of Designations (“COD”), the shares converted were retired, cancelled, and returned to the status of authorized by unissued preferred stock. There are 395.758 shares authorized, 0 issued and outstanding as of December 31, 2017 and March 31, 2017, respectively.

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

Authorized, issued and outstanding shares, along with carrying value and change in value as of the periods presented are as follows:

	December 31, 2017	March 31, 2017
Shares authorized	395.758	395.758
Shares outstanding	-	-
Par value	$0.01	$0.01
Stated value	$100,000	$100,000
Conversion price	$0.07	$0.07
Common shares to be issued upon redemption	-	-
Closing price on valuation date	$0.09	$0.15

Carrying value of Series I convertible preferred stock	$-	$-

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016
Change in carrying value of convertible preferred share mezzanine equity - Series I	$-	$-	$-	$20,714,286

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, 24.0344 shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of December 31, 2017.

The issued shares were pursuant to an Exchange Agreement with Nasrat Hakim, (“Hakim”) a related party and the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Per to the Exchange Agreement the Company exchanged 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of common stock at $1.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of common stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of common stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying unaudited condensed consolidated balance sheet (See Note 12).

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

If upon any Conversion Date there is not a sufficient number of authorized shares of Common Stock (that are not issued, outstanding or reserved for issuance) available to effect the entire conversion of the then outstanding shares of Series J Preferred Stock and the then outstanding common stock purchase warrants issued in conjunction therewith (an “Authorized Share Deficiency”), such conversion shall not exceed the Issuable Maximum (as defined in the Series J COD); however, the Company shall use its best efforts to obtain shareholder approval within two (2) years of the date of first issuance of Series J Preferred Stock to permit the balance of the conversion. If shareholder approval is not obtained due to an insufficient number of shareholder votes for passage, the Company shall continue to solicit for shareholder approval annually thereafter. As of December 31, 2017, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion, notwithstanding that the earliest possible Conversion Date is April 28, 2020.

Solely during any period of time during which an Authorized Share Deficiency exists commencing on or after the fourth anniversary of the Original Issue Date (“Dividend Commencement Date” and collectively the “Dividend Entitlement Period”), holders of Series J Preferred shall be entitled to receive, and the Company shall pay, dividends at the rate per share (as a percentage of the Stated Value per share) of 20% per annum, payable quarterly, in arrears, on January 1, April 1, July 1 and October 1, in cash or duly authorized, validly issued, fully paid and non-assessable shares of Series J Preferred, or a combination thereof (the amount to be paid in shares of Series J Preferred, the “Dividend Share Amount”). The form of dividend payments to each holder shall be made, at the option of the Holders, (i) in cash, to the extent that funds are legally available for the payment of dividends in cash, (ii) in shares of Series J Preferred Stock, or (iii) a combination thereof. The Series J Preferred shall rank senior to the common stock with respect to payment of dividends and pari passu to the common stock with respect to liquidation, dissolution or winding up of the Company.

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

The fair value of the Series J Preferred issued by the Company pursuant to the exchange agreement was calculated using a Monte Carlo Simulation of stock price and expected future behaviors related to shareholder approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

April 28, 2017
Fair value of the Company’s common stock	$0.1521
Conversion price	$0.1521
Number of Series J Preferred issued	24.0344
Fully diluted shares outstanding as of measurement date	923,392,780
Risk-free rate	2.30%
Volatility	90.00%
Shareholder approval threshold	$0.1521
Probability of approval if ending stock price is greater than threshold - midpoint	82.50%
Probability of approval if ending stock price is greater than threshold - midpoint	17.50%
Trials	200,000

Authorized, issued and outstanding shares, along with carrying value and change in value as of the periods presented are as follows:

	December 31, 2017	March 31, 2017
Shares authorized	50.000	-
Shares outstanding	20	-
Par value	$0.01	$-
Stated value	$1,000,000	$-
Conversion price	$0.15	$-
Common shares to be issued upon conversion	158,017,321	-
Carrying value of Series J convertible preferred stock	$13,903,957	$-

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

A summary of warrant activity is as follows:

	December 31, 2017		March 31, 2017
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	9,379,219	$0.0625	41,586,066	$0.0625

Warrants granted pursuant to the issuance of Series J convertible preferred shares	79,008,661	$0.1521	-	$-

Warrants exercised, forfeited and/or expired, net	(2,910,532)		(32,206,847)

Balance at end of period	85,477,348	$0.1426	9,379,219	$0.0625

The fair value of the warrants issued by the Company prior to April 1, 2017, net of warrant exercised, forfeited and/or expired, net (6,468,687 warrant shares) was calculated using the Black-Scholes model and the following assumptions:

	December 31, 2017	March 31, 2017
Fair value of the Company’s common stock	$0.09	$0.15
Volatility (based on the Company’s historical volatility)	58.2% - 58.4%	72.5% - 73.1%
Exercise price	$0.0625	$0.0625
Estimated life (in years)	0.2 - 0.3	1.0 - 1.1
Risk free interest rate (based on 1-year treasury rate)	1.39% - 1.45%	1.02% - 1.03%
Fair value of derivative financial instruments - warrants	$198,883	$843,464

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

The Series J Warrants are exercisable for a period of 10 years from the date of issuance, commencing on the earlier of (i) the date that Shareholder Approval is obtained, and the requisite corporate action has been effected; or (ii) April 28, 2020. The initial exercise price is $0.1521 per share and the Series J Warrants can be exercised for cash or on a cashless basis. The exercise price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then exercise price. Such exercise price adjustment feature prohibits the Company from being able to conclude the warrants are indexed to its own stock and thus such warrants are classified as liabilities and measured initially and subsequently at fair value. The Series J Warrants also provide for other standard adjustments upon the happening of certain customary events. The Series J Warrants are not exercisable during any period when an Authorized Share Deficiency exists and will expire on the expiry date, without regards to the existence of an Authorized Shares Deficiency (see Note 11). As of December 31, 2017, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion of the Series J Preferred, therefore the Series J Warrants are not currently exercisable. Please also see Note 11.

The fair value of the warrants issued by the Company pursuant to the issuance of Series J convertible preferred shares (79,008,661 warrant shares) was calculated using a Monte Carlo Simulation because of the probability assumptions associated with the Shareholder Approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

	December 31, 2017	April 28, 2017
Fair value of the Company’s common stock	$0.0920	$0.1521
Initial exercise price	$0.1521	$0.1521
Number of common warrants	79,008,661	79,008,661
Fully diluted shares outstanding as of measurement date	788,801,827	923,392,780
Warrant term (in years)	9.33	10.00
Risk-free rate	1.93%	2.30%
Volatility	90.00%	90.00%
Shareholder approval threshold	$0.1580	$0.1521
Probability of approval is ending stock price is greater than threshold - midpoint	75.00%	82.50%
Probability of approval is ending stock price is greater than threshold - midpoint	10.00%	17.50%
Trials	100,000	200,000
Fair value of derivative financial instruments - warrants	$2,351,371	$6,474,673

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the nine months ended December 31, 2017 were as follows:

Balance as of March 31, 2017	$843,464
Fair value of warrants granted pursuant to the issuance of Series J convertible preferred shares	6,474,674
Change in fair value of derivative financial instruments - warrants	(4,767,884)
Balance as of December 31, 2017	$2,550,254

NOTE 13. SHAREHOLDERS’ EQUITY

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

The 2017 LPC Purchase Agreement and the 2017 LPC Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the 2017 LPC Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of common stock to Lincoln Park under the 2017 LPC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by us as to the appropriate sources of funding for us and our operations. There are no trading volume requirements or, other than the limitation on beneficial ownership discussed above, restrictions under the 2017 LPC Purchase Agreement. Lincoln Park has no right to require any sales by the Company but is obligated to make purchases from the Company as directed in accordance with the 2017 LPC Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

The net proceeds received by us under the 2017 LPC Purchase Agreement will depend on the frequency and prices at which the Company sell shares of common stock to Lincoln Park. A registration statement on form S-3 was filed with the SEC on May 10, 2017 and was declared effective on June 5, 2017.

Summary of Common Stock Activity

During the nine months ended December 31, 2017, the Company issued the following shares of Common Stock:

Issuance of shares of common stock pursuant to the exercise of warrants

The Company issued 2,910,532 shares of its common stock totaling $181,908 in connection with the exercise of cash warrants.

Issuance of shares of common stock to Lincoln Park

The Company issued 5,540,551 shares of its common stock as initial commitment shares pursuant to the 2017 LPC Purchase Agreement, 167,336 shares of its common stock as additional commitment shares, pursuant to the 2017 LPC Purchase Agreement with Lincoln Park, as consideration for their commitment to purchase additional shares of the Company’s common stock. In addition, the Company issued 10,169,281 shares of its common stock for proceeds totaling $1,208,100 in connection with the 2017 LPC Purchase Agreement with Lincoln Park.

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

During the nine months ended December 31, 2017, the Company did not issue any shares of common stock to its Directors in payment of director’s fees.

During the nine months ended December 31, 2017, the Company accrued director’s fees totaling $90,000, which will be paid via cash payments totaling $30,000 and the issuance of 510,292 shares of Common Stock.

As of December 31, 2017, the Company owes its Directors a total of $40,000 in cash payments and 645,492 shares of Common Stock in payment of director fees totaling $80,000 due and owing. The Company anticipates that these shares of Common Stock will be issued during prior to the end of the current fiscal year.

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

During the nine months ended December 31, 2017, the Company did not issue any shares pursuant to employment contracts with the Company’s President and Chief Executive Officer, Chief Financial Officer or certain other employees.

During the nine months ended December 31, 2017, the Company accrued salaries and fees totaling $621,750 owed to the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees and consultants, which are to be paid via the issuance of a total of 5,287,898 shares of Common Stock.

As of December 31, 2017, the Company owes its President and Chief Executive Officer, Chief Financial Officer and certain other employees and consultants, a total of 6,688,914 shares of Common Stock in payment of salaries and fees totaling $829,000 due and owing. The Company anticipates that these shares of common stock will be issued prior to the end of the current fiscal year.

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

		Weighted	Weighted Average
	Shares	Average	Remaining Contractual	Aggregate Intrinsic
	Underlying Options	Exercise Price	Term (in years)	Value
Outstanding at March 31, 2017	6,737,667	$0.20	6.7	$258,747
Granted	560,000	0.16
Forfeited and expired	(516,667)	0.59
Outstanding at December 31, 2017	6,781,000	$0.17	6.3	$65,880
Exercisable at December 31, 2017	5,511,000	$0.17	5.7	$65,880

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company common stock as of December 31, 2017 and March 31, 2017 of $0.09 and $0.15, respectively.

The fair value of the options was calculated using the Black-Scholes model and the following assumptions:

	December 31, 2017	March 31, 2017
Volatility (based on the Company’s historical volatility)	121% - 123%	120% - 121%
Exercise price	$0.09 - 0.24	$0.13 - 0.33
Estimated term (in years)	10	10
Risk free interest rate (based on 1-year treasury rate)	2.2% - 2.4%	1.5% - 2.5%
Forfeiture rate	4.7% - 20.1%	2.3% - 4.6%
Fair value of options granted	$79,215	$373,055
Non-cash compensation through issuance of stock options	$208,719	$357,955

NOTE 15. SALE OF NEW JERSEY STATE NET OPERATING LOSSES

During the three months ended December 31, 2017, Elite Labs, a wholly owned subsidiary of Elite, received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $536,233 relating to New Jersey net operating losses and net tax benefits of $606,516 relating to R&D tax credits. The Company sold the net tax benefits approved for sale at a transfer price equal to ninety-two cents for every benefit dollar for total net proceeds of $1,051,329.

NOTE 16. CONCENTRATIONS AND CREDIT RISK

Revenues

Three customers accounted for substantially all the Company’s revenues for the three months ended December 31, 2017. These three customers accounted for approximately 53%, 21% and 17% of revenues each, respectively. The same three customers accounted for approximately 55%, 12% and 24% of revenues for the nine months ended December 31, 2017.

Three customers accounted for substantially all the Company’s revenues for the three months ended December 31, 2016. These three customers accounted for approximately 41%, 37% and 17% of revenues each, respectively. The same three customers accounted for approximately 46%, 32% and 17% of revenues for the nine months ended December 31, 2016.

Accounts Receivable

Three customers accounted for all the Company’s accounts receivable as of December 31, 2017. These three customers accounted for approximately 52%, 22%, and 12% of accounts receivable each, respectively.

Four customers accounted for all the Company’s accounts receivable as of March 31, 2017. These four customers accounted for approximately 53%, 17%, 14%, and 12% of accounts receivable as of March 31, 2017.

Purchasing

Seven suppliers accounted for more than 69% of the Company’s purchases of raw materials for the nine months ended December 31, 2017. Included in these seven suppliers are two suppliers that accounted for approximately 31% and 9% of purchases each, respectively.

Three suppliers accounted for more than 65% of the Company’s purchases of raw materials for the nine months ended December 31, 2016. These three suppliers accounted for approximately 48%, 9% and 9% of purchases each, respectively.

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016
Revenue by Segment
ANDA	$2,285,454	$2,080,649	$5,111,805	$7,537,493
NDA	250,000	250,000	750,000	750,000
	$2,535,454	$2,330,649	$5,861,805	$8,287,493

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016
Operating Loss by Segment
ANDA	$(322,063)	$(302,110)	$(1,417,044)	$(38,576)
NDA	(893,029)	(351,186)	(2,257,718)	(1,240,085)
	$(1,215,092)	$(653,296)	$(3,674,762)	$(1,278,661)

The table below reconciles the Company’s operating loss by segment to income (loss) from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016
Operating loss by segment	$(1,215,092)	$(653,296)	$(3,674,762)	$(1,278,661)
Corporate unallocated costs	(105,351)	(1,017,047)	(1,832,723)	(2,017,976)
Interest income	4,461	3,151	12,862	9,407
Interest expense and amortization of debt issuance costs	(92,458)	(55,563)	(245,730)	(181,883)
Depreciation and amortization expense	(7,196)	(21,032)	(21,149)	(64,408)
Significant non-cash items	(731,322)	(31,048)	(901,469)	(803,538)
Change in fair value of derivative instruments	605,448	1,571,471	4,767,884	9,468,320
Income (loss) from operations	$(1,541,510)	$(203,364)	$(1,895,087)	$5,131,261

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

Please note that on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that it could take to obtain approval of SequestOx™. Based on this and the meeting minutes received from the FDA on January 23, 2017, the Company formulated a plan to address the issues cited by the FDA in the CRL, with such plan including, without limitation, modifying the SequestOx™ formulation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation. On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for SequestOx™. This study resulted in a mean Tmax of 4.6 hr., with a range of 0.5 hr. to 12 hr. and a mean Tmax of the comparator, Roxicodone ® of 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective of this study was to determine if the reformulated SequestOx™ had a similar Tmax to the comparator when taken with a high fat meal. Based on these results, the Company paused clinical trials for this formulation of SequestOx™. On January 30, 2018, the Company reported positive topline results from a pilot study conducted for a modified SequestOx™ wherein, based on the results of this pilot study, the modified SequestOx™ formulation is expected to achieve bioequivalence with a Tmax range equivalent to the reference product when conducted in a pivotal trial under fed conditions. The Company intends to review these study results with the FDA and discuss pharmacokinetic study requirements for a re-submission of the NDA. There can be no assurances of the success of any future clinical trials, or if such trials are successful, there can be no assurances that an intended future resubmission of the NDA product filing, if made, will be accepted by or receive marketing approval from the FDA, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues or profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

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

After marketing authorization is received from the FDA, Elite will receive a license fee which is based on profits achieved from the commercial sales of ELI-200. On January 14, 2016, the Company filed an NDA with the FDA for SequestOx™, thereby earning a $2.5 million milestone pursuant to the 2015 Epic License Agreement. The Company has received payment of this amount from Epic. Please note that on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that it could take to obtain approval of SequestOx™. Based on this and the meeting minutes received from the FDA on January 23, 2017, the Company formulated a plan to address the issues cited by the FDA in the CRL, with such plan including, without limitation, modifying the SequestOx™ formulation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation. On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for SequestOx™. This study resulted in a mean Tmax of 4.6 hr., with a range of 0.5 hr. to 12 hr. and a mean Tmax of the comparator, Roxicodone ® of 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective of this study was to determine if the reformulated SequestOx™ had a similar Tmax to the comparator when taken with a high fat meal. On January 30, 2018, the Company reported positive topline results from a pilot study conducted for a modified SequestOx™ wherein, based on the results of this pilot study, the modified SequestOx™ formulation is expected to achieve bioequivalence with a Tmax range equivalent to the reference product when conducted in a pivotal trial under fed conditions. The Company intends to review these study results with the FDA and discuss pharmacokinetic study requirements for a re-submission of the NDA. There can be no assurances of the success of any future clinical trials, or if such trials are successful, there can be no assurances that an intended future resubmission of the NDA product filing, if made, will be accepted by or receive marketing approval from the FDA, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues or profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

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

NOTE 21. MANUFACTURING, LICENSE AND DEVELOPMENT AGREEMENTS

The Company has entered into the following active agreements:

•	License agreement with Precision Dose, dated September 10, 2010 (the “Precision Dose License Agreement”); and,
•	Manufacturing and Supply Agreement with Ascend Laboratories Inc., dated June 23, 2011 and as amended on September 24, 2012, January 19, 2015 and July 20, 2015, and as extended on August 9, 2016 (the “Ascend Manufacturing Agreement”); and,
•	Development and License Agreement with SunGen (the “July 2017 SunGen Agreement”).

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

NOTE 22. RELATED PARTY AGREEMENTS WITH MIKAH PHARMA LLC

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

Mikah is owned by Nasrat Hakim, the Chief Executive Officer, President and Chairman of the Board of the Company.

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

Dr. Reddy’s will pay to the Company a share of the profits, calculated without any deduction for cost of sales and marketing, derived from the sale of Trimipramine. The Company’s share of these profits is in excess of 50%

NOTE 23. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 2, 2018, the date the accompanying financial statements were issued. The following are material subsequent events.

Common Stock sold pursuant to the Lincoln Park Purchase Agreement

Subsequent to December 31, 2017 and up to February 2, 2017 (the latest practicable date), a total of 2,677,495 shares of Common Stock were sold and 37,604 additional commitment shares were issued, pursuant to the Lincoln Park Purchase Agreement. Proceeds received from such transactions totaled $271,475.

FDA Approval of Phendimetrazine Tartrate Tablets USP

On January 2, 2018, the Company announced that it received approval of its abbreviated new drug application (“ANDA”) from the U.S. Food and Drug Administration (“FDA”) for Phendimetrazine Tartrate Tablets USP, 35mg. This product approval is from an ANDA that the Company filed approximately six years ago. Subsequent to this filing, the Company obtained a second, approved ANDA for this product and the Company has been selling this product for more than five years. The Company is considering strategic options, including divestiture, for this newly approved ANDA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2017 (UNAUDITED)

COMPARED TO THE

THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 (UNAUDITED)

The following discussion of our financial condition and results of operations for the three and nine months ended December 31, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2017, as filed on June 14, 2017 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Elite”, the “Company”, “we”, “us”, and “our” refer to Elite Pharmaceuticals, Inc. and subsidiary.

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

Commercial Products

We own, license or contract manufacture the following products currently being sold commercially:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Lodrane D ® Immediate Release capsules (“Lodrane D”)	n/a	OTC Allergy	September 2011
Methadone HCl 10mg tablets (“Methadone 10mg”)	Dolophine®	Pain	January 2012
Hydromorphone HCl 8mg tablets (“Hydromorphone 8mg”)	Dilaudid®	Pain	March 2012
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	n/a	Cardiovascular	January 2015
Hydroxyzine HCl 10mg, 25mg and 50mg tablets (“Hydroxyzine 10mg” and “Hydroxyzine 25mg” and “Hydroxyzine 50mg”)	Atarax®, Vistaril®	Antihistamine	April 2015
Oxycodone HCl Immediate Release 5mg, 10mg, 15mg, 20mg and 30mg tablets (“OXY IR 5mg”, “Oxy IR 10mg”, “Oxy IR 15mg”, “OXY IR 20mg” and “Oxy IR 30mg”)	Roxicodone®	Pain	March 2016
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017

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

On January 2, 2018, the Company announced that an ANDA filed approximately six years ago for Phendimetrazine 35mg was approved by the FDA, resulting in the Company owning two approved ANDA’s for this product. The Company is considering strategic options, including divestiture, for this newly approved ANDA.

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

Trimipramine 25mg, Trimipramine 50mg, and Trimipramine 100mg

Through Elite Labs, Elite acquired an approved and currently marketed ANDA for Trimipramine Maleate Capsules (“Trimipramine”) 25, 50 and 100 mg, from Mikah Pharma. Through agreements assigned to Elite in the acquisition, Dr. Reddy’s Laboratories, Inc. will market and sell the Trimipramine products and Epic Pharma will manufacture the products. The Epic Pharma agreement insures the uninterrupted supply of generic Trimipramine. Trimipramine is a generic version of Surmontil®, a tricyclic antidepressant. Surmontil® and generic Trimipramine have total US sales of approximately $2 million in 2016 according to IMS Health Data (“IMS”). The ANDA purchased by Elite is currently the only marketed generic Trimipramine product.

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

On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for or SequestOx™. The mean Tmax (the amount of time that a drug is present at the maximum concentration in serum) of SequestOxTM was 4.6 hr. with a range of 0.5 hr. to 12 hr. and the mean Tmax of the comparator, Roxicodone®, was 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective for the study was to determine if the reformulated SequestOxTM had a similar Tmax to the comparator when taken with a high fat meal. Based on these results, the Company paused clinical trials for this formulation of SequestOx™. On January 30, 2018, the Company reported positive topline results from a pilot study conducted for a modified SequestOx™ wherein, based on the results of this pilot study, the modified SequestOx™ formulation is expected to achieve bioequivalence with a Tmax range equivalent to the reference product when conducted in a pivotal trial under fed conditions. The Company intends to review these study results with the FDA and discuss pharmacokinetic study requirements for a re-submission of the NDA. The Company will continue to pursue extended release products with its proprietary abuse deterrent technology.

There can be no assurances of the success of any future clinical trials, or if such trials are successful, there can be no assurances that an intended future resubmission of the NDA product filing, if made, will be accepted by or receive marketing approval from the FDA, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues or profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

Oxycodone hydrochloride and acetaminophen USP CII (generic version of Percocet®)

On August 9, 2016, the Company filed an ANDA with the FDA for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen. Percocet® is a combination medication and is used to help relieve moderate to severe pain. On September 7, 2017, the Company received a CRL from the FDA for the ANDA filed for this product. The Company has responded to the CRL and submitted the required amendment which the Company believes addresses the deficiencies identified in the CRL. As of the date of filing of this Quarterly Report on Form 10-Q, the Company has received no further communication from the FDA in relation to this product.

Hydrocodone bitartrate and acetaminophen tablets USP CII (generic version of Norco®)

On December 12, 2016, the Company filed an ANDA with the FDA for a generic version of Norco® (hydrocodone bitartrate and acetaminophen tablets USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets. Norco® is a combination medication and is used to help relieve moderate to moderately severe pain. The combination products of hydrocodone and acetaminophen have total annual US sales of approximately $700 million, according to IMS Health Data. The Company received a CRL from the FDA in October 2017 regarding this ANDA filing with actions required to resolve the deficiencies being in process. The Company intends to submit a response to the FDA addressing the deficiencies noted in the CRL and expects such response to be submitted prior to year end.

Oxycodone Hydrochloride Extended Release (generic version of OxyContin ®)

On September 20, 2017, the Company filed an ANDA with the FDA for a generic version of OxyContin ® (extended release Oxycodone Hydrochloride) tablets. OxyContin ® is approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. OxyContin ® is formulated such that the tablets provide physical abuse deterrent properties. IMS reported approximately $2.3 billion in revenue for OxyContin ® and its equivalents in 2016. The FDA has requested additional information related to this filing and the Company expects to submit a response to the FDA’s request later this year.

Undisclosed generic for management of pain

In 2017, the Company filed an ANDA with the FDA for a generic version of an undisclosed generic to a reference product approved for the management of pain. IMS reported approximately $40 million in revenue for this undisclosed product and its equivalents in 2016. The Company has not received a response from the FDA regarding this ANDA filing.

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

Please see Note 22: Related Party Agreements with Mikah Pharma LLC to the Financial Statements above.

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

The remaining $7.5 million in non-refundable payments due pursuant to the 2015 SequestOx™ License Agreement is due on the FDA’s approval of SequestOx™ for commercial sale in the United States of America (please see the paragraph below for further details). In addition, we will receive a license fee computed as a percentage (50%) of net sales of the products as defined in the 2015 SequestOx™ License Agreement and is entitled to multi-million-dollar minimum annual license fees we will manufacture the product for sale by Epic on a cost-plus basis and both parties agree to execute a separate Manufacturing and Supply Agreement. The license fee is payable quarterly for the term of the 2015 SequestOx™ License Agreement. The term of the 2015 SequestOx™ License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Elite can terminate the 2015 SequestOx™ License Agreement on 90 days’ written notice in the event that Epic does not pay us certain minimum annual license fees over the initial five-year term of the 2015 SequestOx™ License Agreement. Either party may terminate this 2015 SequestOx™ License Agreement upon a material breach and failure to cure that breach by the other party within a specified period. Please note that there was a change in management of Epic that occurred in May 2016, concurrent with a change in ownership of Epic. The new management of Epic has advised us of their desire to renegotiate the 2015 SequestOx™ License Agreement. Prior to conclusion of these renegotiations, in July 2016, the Company received a Complete Response Letter from the FDA stating that the FDA’s review of the Company’s NDA was complete and the application was not ready for approval in its present form. Subsequently, the Company has met with the FDA to discuss steps it could take to obtain approval of SequestOx™, conducted a pivotal bioequivalence fed study on a modified formulation, with results reported in July 2017, that did not indicate the required characteristics of a comparator, and a pilot study on a further modified formulation, with results reported in January 2018, that indicated the expectation of bioequivalence with the comparator when conducted in a pivotal trial under fed conditions. The Company intends to review the latest study results with the FDA and discuss pharmacokinetic study requirements for a re-submission of the NDA for SequestOx™. Negotiations with Epic have not been concluded due to the status of the application with the FDA, and the Company believes that the conclusion of such negotiations will be significantly influenced by the future status and potential approval of a re-submission with the FDA of the NDA for SequestOx™. While the 2015 SequestOx™ License Agreement is still in effect, achievement of the commercial terms and conditions strongly correlates to the status of the related product NDA. As a prudent business practice, we continue to cooperate and communicate with Epic, as well as maintaining other options relating to the license and/or distribution of SequestOx™. We believe that if agreement is reached with Epic on revised terms and conditions and amendment is made to the 2015 SequestOx™ License Agreement, such amendment may materially differ from the current 2015 SequestOx™ License Agreement.

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

On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for or SequestOx™. The mean Tmax (the amount of time that a drug is present at the maximum concentration in serum) of SequestOx TM was 4.6 hr. with a range of 0.5 hr. to 12 hr. and the mean Tmax of the comparator, Roxicodone®, was 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective for the study was to determine if the reformulated SequestOx TM had a similar Tmax to the comparator when taken with a high fat meal. Based on these results, the Company paused clinical trials for this formulation of SequestOx™.

On January 30, 2018, the Company reported positive topline results from a pilot study conducted for a modified SequestOx™ wherein, based on the results of this pilot study, the modified SequestOx™ formulation is expected to achieve bioequivalence with a Tmax range equivalent to the reference product when conducted in a pivotal trial under fed conditions. The Company intends to review these study results with the FDA and discuss pharmacokinetic study requirements for a re-submission of the NDA.

The Company will continue to pursue extended release products with its proprietary abuse deterrent technology.

There can be no assurances of the success of any future clinical trials, or if such trials are successful, there can be no assurances that an intended future resubmission of the NDA product filing, if made, will be accepted by or receive marketing approval from the FDA, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues or profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

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

If we manufacture any product for sale by Epic, then Epic shall pay us the same predetermined manufacturing cost per unit plus the cost of the API. The license fee is payable monthly for the term of the Epic Manufacturing and License Agreement. Epic shall pay to us certain milestone payments as defined by the Epic Manufacturing and License Agreement. The term of the Epic Manufacturing and License Agreement is five years and may be extended for an additional five years upon mutual agreement of the parties. Twelve months following the launch of a product covered by the Epic Manufacturing and License Agreement, we may terminate the marketing rights for any product if the license fee paid, by Epic, falls below a designated amount for a nine-month period of that product. We may also terminate the exclusive marketing rights if Epic is unable to meet the annual unit volume forecast for a designated product group for any year, subject to the ability of Epic, during the succeeding nine-month period, to achieve at least one-half of the prior year’s minimum annual unit forecast. The Epic Manufacturing and License Agreement may be terminated by mutual agreement, as a result of a breach by either party that is not cured within 60 days’ notice of the breach, or by us as a result of Epic Pharma becoming a party to a bankruptcy, reorganization or other insolvency proceeding that continues for a period of 30 days or more.

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

On August 26, 2016, the Methadone Manufacturing and Supply Agreement was amended and extended through December 31, 2017. The Company is discussing further extension of this agreement. We continue to manufacture this product pursuant to the terms of the agreement[?].

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

On January 10, 2018, the Company reported positive topline results from pivotal bioequivalence studies for an undisclosed extended-release generic product in co-development with SunGen Pharma. The topline results indicate that the generic product is bioequivalent to the branded product. The studies were single dose crossover comparative bioavailability studies in healthy male and female volunteers in both the fed and fasting states. A fasting study with product beads sprinkled on to applesauce also demonstrated bioequivalence to the branded product. MS Health reported approximately $1.6 billion in revenue for the generic market for this product in 2017.

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

On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for or SequestOx™. The mean Tmax (the amount of time that a drug is present at the maximum concentration in serum) of SequestOxTM was 4.6 hr. with a range of 0.5 hr. to 12 hr. and the mean Tmax of the comparator, Roxicodone®, was 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective for the study was to determine if the reformulated SequestOxTM had a similar Tmax to the comparator when taken with a high fat meal. Based on these results, the Company paused clinical trials for this formulation of SequestOx™. On January 30, 2018, the Company reported positive topline results from a pilot study conducted for a modified SequestOx™ wherein, based on the results of this pilot study, the modified SequestOx™ formulation is expected to achieve bioequivalence with a Tmax range equivalent to the reference product when conducted in a pivotal trial under fed conditions. The Company intends to review these study results with the FDA and discuss pharmacokinetic study requirements for a re-submission of the NDA. The Company will continue to pursue extended release products with its proprietary abuse deterrent technology.

There can be no assurances of the success of any future clinical trials, or if such trials are successful, there can be no assurances that an intended future resubmission of the NDA product filing, if made, will be accepted by or receive marketing approval from the FDA, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues or profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

On August 9, 2016, the Company filed an ANDA with the FDA for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen (“Generic Oxy/APAP”). Percocet® is a combination medication, with abuse deterrence, and is used to help relieve moderate to severe pain. On September 7, 2017, the Company received a CRL from the FDA for the ANDA filed for this product. The Company has responded to the CRL and submitted the required amendment which the Company believes addresses the deficiencies identified in the CRL. As of the date of filing of this Quarterly Report on Form 10-Q, the Company has received no further communication from the FDA in relation to this product. Please note that there can be no assurances of this product receiving marketing authorization, or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product.

On December 12, 2016, the Company filed an ANDA with the FDA for a generic version of Norco ® (hydrocodone bitartrate and acetaminophen tablets USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets (“Generic Hydrocodone/APAP”). Norco® is a combination medication and is used to help relieve moderate to moderately severe pain. The Company received a CRL from the FDA in October 2017 regarding this ANDA filing with actions required to resolve the deficiencies being in process. The Company intends to submit a response to the FDA addressing the deficiencies noted in the CRL and expects such response to be submitted prior to year end. Please note that there can be no assurances of this product receiving marketing authorization, or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product.

On September 20, 2017, the Company filed an ANDA with the FDA for a generic version of OxyContin® (extended release Oxycodone Hydrochloride) tablets (“Generic Extended Release Oxycodone”). OxyContin® is approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. OxyContin ® is formulated such that the tablets provide physical abuse deterrent properties. IMS reported approximately $2.3 billion in revenue for OxyContin® and its equivalents in 2016. The FDA has requested additional information related to this filing and the Company expects to submit a response to the FDA’s request later this year. Please note that there can be no assurances of this product receiving marketing authorization, or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product.

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

Research and development costs were $2.7 and $1.5 million for the three months ended December 31, 2017 and 2016, respectively and $7.1 million and $4.3 million for the nine months ended December 31, 2017 and 2016, respectively. Costs incurred during the prior fiscal year relate almost entirely to the development of the abuse deterrent opioid product, SequestOx™, Generic Oxy/APAP, Generic Hydrocodone/APAP and costs incurred during the current fiscal year relate almost entirely to the development of the abuse deterrent opioid products, SequestOx™, Generic Oxy/APAP, Generic Hydrocodone/APAP, Generic Extended Release Oxycodone, and the generic, undisclosed pain product.

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

Abuse-Deterrent and Sustained Release Opioids

The abuse-deterrent opioid products utilize our patented abuse-deterrent technology that is based on a pharmacological approach. These products are combinations of a narcotic agonist formulation intended for use in patients with pain, and an antagonist, formulated to deter abuse of the drug. Both, agonist and antagonist, have been on the market for a number of years and sold separately in various dose strengths. We have filed Investigational New Drug applications (“INDs”) for two abuse resistant products under development and have tested products in various pharmacokinetic and efficacy studies. We expect to continue to develop multiple abuse resistant products. Products utilizing the pharmacological approach to deter abuse such as Suboxone®, a product marketed in the United States by Reckitt Benckiser Pharmaceuticals, Inc., and Embeda®, a product marketed in the United States by Pfizer, Inc., have been approved by the FDA and are being marketed in the United States.

We have developed, licensed to Epic the marketing rights to SequestOx™, immediate release Oxycodone with Naltrexone, and have retained the rights to the remainder of these abuse resistant and sustained release opioid products. We may license these products at a later date to a third party who could provide funding for the remaining clinical studies and who could provide sales and distribution for the product.

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

Three months ended December 31, 2017 compared to December 31, 2016

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended December 31,		Change
	2017	2016	Dollars	Percentage
Manufacturing fees	$2,083,826	$1,885,765	$198,061	11%
Licensing fees	451,628	444,884	6,744	2%
Total revenue	2,535,454	2,330,649	204,805	9%
Cost of revenue	1,419,829	1,726,751	(306,922)	-18%
Gross profit	$1,115,625	$603,898	$511,727	85%

Gross profit - percentage	44%	26%

Total revenues for the three-month period ended December 31, 2017 increased by $0.2 million or 9%, to $2.5 as compared to $2.3 million, for the corresponding period in 2016 primarily due to the following:

Manufacturing fees increased by $0.2 million, or 11%, due to a growth in the generic product lines manufactured during the quarter.

Licensing fees increased by $0.006 million, or 2%. This increase is primarily due to the timing of in-market sales of the Company’s generic products, as well as margins achieved by the Company’s licensed marketing partners. License fees earned are based on in-market sales and accordingly, there is a natural lag between manufacturing revenues earned by the Company and related license fees being earned from in market sales occurring subsequent to the Company’s shipment of licensed generic products to its marketing partners. In market profits achieved by the Company’s marketing partners are also a factor, with a direct correlation to the license fee revenues earned by the Company.

Costs of revenue consists of manufacturing costs. Our costs of revenue decreased by $0.3 million or 18%, to $1.4 million as compared to $1.7 million for the corresponding period in 2016. Costs of revenue consists of manufacturing and assembly costs, with each product having a unique cost profile correlating to the underlying cost of the materials consumed, direct labor hours expended and overhead resources utilized. The decrease in overall costs of revenues is due in large part to manufacturing operations in the current quarter consisting of a lower cost profile product mix, as compared to manufacturing operations in the same quarter of the prior year, despite there being an increase in overall manufacturing revenues for the current quarter as compared to the same quarter of the prior year.

Our gross profit margin was 44% during the three months ended December 31, 2017 as compared to 26% during the three months ended December 31, 2016. The increase in gross margin is due to the product mix of generics manufactured during the quarter.

Operating expenses:

	For the Three Months Ended December 31,		Change
	2017	2016	Dollars	Percentage
Operating expenses:
Research and development	$2,514,435	$1,526,183	$988,252	65%
General and administrative	614,994	694,321	(79,327)	-11%
Non-cash compensation	37,961	84,785	(46,824)	-55%
Depreciation and amortization	7,196	21,032	(13,836)	-66%
Total operating expenses	$3,174,586	$2,326,321	$848,265	36%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation through the issuance of stock options and depreciation and amortization expenses. Operating expenses for the three-month period ended December 31, 2017 increased by $0.9 million, or 36%, to $3.2 million, as compared to $2.3 million for the corresponding period in 2016.

Research and development costs for the three months ended December 31, 2017 were $2.5 million, an increase of $1.0 million or 65% from $1.5 million of such costs for the comparable period of the prior year. The increase was due to increased product development activities culminating in positive topline results from pivotal and pilot studies for several products and progress made towards the filing of additional ANDA applications.

General and administrative expenses for the three months ended December 31, 2017 and 2016 were $0.6 million and $0.7 million, respectively. The decrease is due to ongoing cost reduction efforts. Please note however, that regulatory fees and compliance costs, including, without limitation, fees and costs related to compliance with FDA, DEA and Sarbanes Oxley regulations have significantly increased and represent areas of costs that have a weak correlation to the Company’s cost reduction efforts.

Non-cash compensation expense through the issuance of stock options for the three months ended December 31, 2017 and 2016 was $0.04 million and $0.08 million, respectively. The decrease in non-cash compensation expense derives from the timing in amortization of the value of employee stock options issued over the course of the last three years and a decrease in the number of options granted as compared to the corresponding period in 2016.

Depreciation and amortization expense for the three months ended December 31, 2017 was $0.01 million, a decrease of $0.01 million, or 66% from $0.02 million of such costs for the comparable period of the prior year. The decrease was due to the combination of increased facility utilization and higher depreciation absorption rates currently as a result of facility expansion and improvements over the last year, and the application of resources between commercial and product development activity.

As a result of the foregoing, our loss from operations for the three months ended December 31, 2017 was $2.1 million, compared to a loss from operations of $1.7 million for the three months ended December 31, 2016.

Other income (expense):

	For the Three Months Ended December 31,		Change
	2017	2016	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(92,458)	$(55,563)	$(36,895)	66%
Change in fair value of derivative instruments	605,448	1,571,471	(966,023)	-61%
Interest income	4,461	3,151	1,310	42%
Other income (expense), net	$517,451	$1,519,059	$(1,001,608)	-66%

Other income (expense), net for the three months ended December 31, 2017 was net other income of $0.5 million, a decrease in net other income of $1.0 million from the net other income of $1.5 million for the comparable period of the prior year. The decrease in other income was due to other income relating to changes in the fair value of our outstanding warrants during the three months ended December 31, 2017 totaling a decrease in other income of $1.0 million, as compared to the prior period. Please note that derivative income (expenses) is determined in large part by the number of warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between derivative income (expenses) and increases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net loss for the three months ended December 31, 2017 was $0.5 million, compared to a net income of $1.7 million for the comparable period of the prior year.

Change in value of convertible preferred share mezzanine equity:

There were no changes in the value of our convertible preferred stock, which is included in the calculation of net income (loss) attributable to common shareholders for the three months ended December 31, 2017 and 2016, respectively. Accordingly, net income attributable to common shareholders for the three months ended December 31, 2017 was a net loss of $0.5 million, compared to net income of $1.7 million for the comparable period of the prior year.

Nine months ended December 31, 2017 compared to December 31, 2016

Revenue, Cost of revenue and Gross profit:

	For the Nine Months Ended December 31,		Change
	2017	2016	Dollars	Percentage
Manufacturing fees	$4,160,949	$6,470,697	$(2,309,748)	-36%
Licensing fees	1,700,856	1,816,796	(115,940)	-6%
Total revenue	5,861,805	8,287,493	(2,425,688)	-29%
Cost of revenue	3,049,830	5,755,997	(2,706,167)	-47%
Gross profit	$2,811,975	$2,531,496	$280,479	11%

Gross profit - percentage	48%	31%

Total revenues for the nine-month period ended December 31, 2017 decreased by $2.4 million or 29%, to $5.9 million, as compared to $8.3 million, for the corresponding period in 2016 primarily due to the following:

Manufacturing fees decreased by $2.3 million, or 36%, due to a decrease (in the first two quarters of the year) related to generic Methadone and Naltrexone sales.

Licensing fees decreased by $0.1 million, or 6%. This decrease is primarily due to the timing of in-market sales of the Company’s generic products, as well as margins achieved by the Company’s licensed marketing partners. License fees earned are based on in-market sales and accordingly, there is a natural lag between manufacturing revenues earned by the Company and related license fees being earned from in market sales occurring subsequent to the Company’s shipment of licensed generic products to its marketing partners. In market profits achieved by the Company’s marketing partners are also a factor, with a direct correlation to the license fee revenues earned by the Company.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue decreased by $2.7 million or 47%, to $3.0 million as compared to $5.7 million for the corresponding period in 2016. In addition to the direct correlation between manufacturing revenues and costs of revenues, please note that cost of revenue consists of manufacturing and assembly costs, with each product having a unique cost profile correlating to the underlying cost of the materials consumed, direct labor hours expended and overhead resources utilized. The decrease in costs of revenues is due in large part to the strong correlation between manufacturing revenues and these costs, combined with effects of the difference in products manufactured as compared between the years.

Our gross profit margin was 48% during the nine months ended December 31, 2017 as compared to 31% during the nine months ended December 31, 2016. The increase in gross margin is due to the product mix of generics manufactured during the quarter and the application of resources between commercial and product development activity.

Operating expenses:

	For the Nine Months Ended December 31,		Change
	2017	2016	Dollars	Percentage
Operating expenses:
Research and development	$6,944,182	$4,312,337	$2,631,845	61%
General and administrative	2,068,028	2,060,380	7,648	0%
Non-cash compensation	208,719	258,954	(50,235)	-19%
Depreciation and amortization	21,149	64,408	(43,259)	-67%
Total operating expenses	$9,242,078	$6,696,079	$2,545,999	38%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the nine-month period ended December 31, 2017 increased by $2.5 million, or 38%, to $9.2 million, as compared to $6.7 million for the corresponding period in 2016.

Research and development costs for the nine months ended December 31, 2017 were $6.9 million, an increase of $2.6 million or 61% from $4.3 million of such costs for the comparable period of the prior year. The increase was due to increased product development activities culminating in positive topline results from pivotal and pilot studies of several products and the filing of two ANDA’s and progress made toward additional ANDA filings.

General and administrative expenses for the nine months ended December 31, 2017 and 2016 were $2.1 million and $2.1 million, respectively. Although these costs are almost unchanged as compared to the prior year, please note that while the Company continues diligent cost reduction efforts in this area, there have been significant increases in regulatory fees and costs relating to compliance with FDA, DEA and Sarbanes Oxley regulations, which have a weak correlation to the Company’s cost reduction efforts, and which have offset, in large part, cost reductions achieved elsewhere.

Non-cash compensation expense for the nine months ended December 31, 2017 and 2016 was $0.2 million and $0.3 million, respectively. The decrease in non-cash compensation expense derives from the timing in amortization of the value of employee stock options issued over the course of the last three years and a decrease in the number of options granted as compared to the corresponding period in 2016.

Depreciation and amortization expense for the nine months ended December 31, 2017 was $0.02 million, a decrease of $0.04 million, or 67% from $0.06 million of such costs for the comparable period of the prior year. The decrease was due to the combination of increased facility utilization and higher depreciation absorption rates currently as a result of facility expansion and improvements over the last year, and the application of resources between commercial and product development activity.

As a result of the foregoing, our loss from operations for the nine months ended December 31, 2017 was $6.4 million, compared to a loss from operations of $4.2 million for the nine months ended December 31, 2016.

Other income (expense):

	For the Nine Months Ended December 31,		Change
	2017	2016	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(245,730)	$(181,883)	$(63,847)	35%
Change in fair value of derivative instruments	4,767,884	9,468,320	(4,700,436)	-50%
Interest income	12,862	9,407	3,455	37%
Other income (expense), net	$4,535,016	$9,295,844	$(4,760,828)	-51%

Other income (expense), net for the nine months ended December 31, 2017 was net other income of $4.5 million, a decrease in net other income of $4.8 million from net other income of $9.3 million for the comparable period of the prior year. The decrease in other income was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended December 31, 2017 totaling a decrease in other income of $4.7 million, as compared to the prior period. Please note that derivative income (expenses) is determined in large part by the number of warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between derivative revenues and increases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net loss for the nine months ended December 31, 2017 was $0.8 million, compared to a net income of $7.0 million for the comparable period of the prior year.

Change in value of convertible preferred share mezzanine equity:

There was no change in the value of our convertible preferred stock, which is included in the calculation of net income (loss) attributable to common shareholders for the nine months ended December 31, 2017, and an increase of $20.7 million for the nine months ended December 31, 2016. Accordingly, net income attributable to common shareholders for the nine months ended December 31, 2017 was a net loss of $0.8 million, compared to net income of $27.7 million for the comparable period of the prior year.

Liquidity and Capital Resources

Capital Resources

	December 31, 2017	March 31, 2017	Change
Current assets	$14,763,967	$18,412,720	$(3,648,753)
Current liabilities	4,743,096	3,344,746	1,398,350
Working capital	10,020,871	15,067,974	(5,047,103)

The Company considers cash and working capital balances as several of the factors the Company uses in evaluating its performance, without limitation. As of December 31, 2017, the Company had cash on hand of $7.2 million and a working capital surplus of $10.0 million. We believe that such resources, combined with the Company’s access to part or all of the remaining $38.8 million available pursuant to the $40.0 million equity line with Lincoln Park is sufficient to fund operations through the current operating cycle. For the nine months ended December 31, 2017, we had losses from operations totaling $6.4 million, and net other income totaling $4.5 million, resulting in a net loss of $0.8 million.

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

Summary of Cash Flows:

	For the Nine Months Ended December 31,
	2017	2016
Net cash used in operating activities	$(3,795,644)	$(3,807,871)
Net cash used in investing activities	(378,206)	(812,054)
Net cash provided by financing activities	823,545	6,391,108

Net cash used in operating activities for the nine months ended December 31, 2017 was $3.8 million, which included net losses of $1.0 million, and change in fair value of derivative financial instruments – warrants of $4.8 million (non-cash). These instances of decreases in cash are offset by change in non-cash compensation accrued of $0.9 million, non-cash compensation from the issuance of common stock and options of $0.2 million and depreciation and amortization of $0.7 million.

Net cash used in investing activities for the nine months ended December 31, 2017 was $0.4 million. This consisted primarily of the purchase of property and equipment of $0.3 million.

Net cash provided by financing activities was $0.8 million for the nine months ended December 31, 2017. This consisted of proceeds from the issuance of common stock of $1.2 million, proceeds from the exercise of cash warrants and stock options of $0.2 million; offset by payments of other loans of $0.4 million.

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

The Company issued 5,540,551 shares of its common stock as initial commitment shares pursuant to the 2017 LPC Purchase Agreement, 167,336 shares of its common stock as additional commitment shares, pursuant to the 2017 LPC Purchase Agreement with Lincoln Park, as consideration for their commitment to purchase additional shares of the Company’s common stock. In addition, the Company issued 10,169,281 shares of its common stock for proceeds totaling $1,208,100 in connection with the 2017 LPC Purchase Agreement with Lincoln Park.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

While results of the recent pilot study for a modified formulation of SequestOx™ indicated the expected bioequivalence with a Tmax range equivalent to the reference product when conducted in a pivotal trial under fed conditions, there can be no assurances that such pivotal trials, when conducted, will produce such expected results.

As disclosed in this Report, the topline results from a pilot study on a modified formulation of SequestOx™ indicated expected bioequivalence with a Tmax range equivalent to the reference product when conducted in a pivotal trial under fed conditions. As a result, the Company intends to review the pilot study results with the FDA and discuss pharmacokinetic study requirements for a re-submission of the SequestOx™ NDA. Please note, we cannot assure if or whether our efforts to re-submit the NDA and receive approval from the FDA will be successful. If we are unable to obtain approval for SequestOx™, or if we incur significant costs or delays in obtaining such approval, our ability to commercialize SequestOx™ may be materially adversely affected.

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

Impact of New Tax Legislation

On December 22, 2017, President Trump signed into law new tax legislation, the Tax Act, that significantly changes the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Any federal net operating loss carryovers created in 2018 and thereafter will be carried forward indefinitely pursuant to the Tax Act. We continue to examine the impact this tax legislation may have on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended December 31, 2017, we issued 18,787,000 shares of common stock that were unregistered, all of which were issued pursuant to the exercise of cash warrants, with proceeds received totaling $2,332,662. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock. The securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

3.1(p)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(q)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

3.1(r)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.21	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.

10.57	Master Development and License Agreement for Products dated July 6, 2017 between Elite Laboratories, Inc. and SunGen Pharma LLC (“SunGen”), incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.58	July 24, 2017 Amendment to August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC.”), incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.59	December 1, 2016 Amendment to August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC.”), incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	On January 5, 2011, the Company changed its domicile from Delaware to Nevada. All corporate documents from Delaware have been superseded by Nevada corporate documents filed or incorporated by reference herein. All outstanding Delaware securities certificates are now outstanding Nevada securities certificates.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

February 9, 2018	By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

February 9, 2018	By:	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

