Form 10-K
period 2018-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2018-06-14
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED MARCH 31, 2018

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

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of determining this amount, only directors, executive officers and, based on Schedule 13(d) filings as of September 30, 2017, 10% or greater stockholders, and their respective affiliates, have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

Title of Class	Aggregate Market Value	As of Close of Business on
Common Stock - $0.001 par value	$79,380,644	September 30, 2017

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding	As of Close of Business on
Common Stock - $0.001 par value	803,638,617	June 7, 2018

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

ECR products have since been divested, and there have been several mergers relating to ECR and successor entities and transfer of brand name ownership, so that Lodrane D® is promoted and distributed in the United States of America (“U.S.”) now by Valeant Pharmaceuticals International Inc. Lodrane D® is available over-the-counter but also has physician promotion. Lodrane D® is one of the only adult brompheniramine containing products available to the consumer at this time.

Elite manufactured this product for Valeant during the fiscal year ended March 31, 2018 but does not expect to manufacture this product for Valeant in subsequent periods.

Methadone 10mg

Methadone 10mg is contract manufactured by Elite for Ascend Laboratories, LLC (“Ascend”), the owner of the approved ANDA.

On January 17, 2012, Elite commenced shipping Methadone 10mg tablets to Ascend pursuant to a commercial manufacturing and supply agreement dated June 23, 2011, as amended on September 24, 2012, January 19, 2015, July 20, 2015 and as extended on August 9, 2016, between Elite and Ascend (the “Methadone Manufacturing and Supply Agreement”). Under the terms of the Methadone Manufacturing and Supply Agreement, Elite performed manufacturing and packaging of Methadone 10mg for Ascend. The Methadone Manufacturing and Supply Agreement expired on December 31, 2017.

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

On January 2, 2018, the Company announced that it received approval of its abbreviated new drug application (“ANDA”) from the FDA for Phendimetrazine Tartrate Tablets USP, 35mg. This product approval is from an ANDA that the Company filed approximately six years ago. This approval resulted in the Company having a second, approved ANDA for this product. The Company has been selling this product pursuant to the marketing authorization achieved from the first approved ANDA. The Company is currently considering strategic options for utilization of this approved ANDA, with such options including, without limitation, divestiture.

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

There can be no assurances of the success of any future clinical trials, or if such trials are successful, there can be no assurances that an intended future resubmission of the NDA product filing, if made, will be accepted by or receive marketing approval from the FDA, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees (see “Licensing, Manufacturing and Development Agreements; Sales and Distribution Licensing Agreement with Epic Pharma LLC for SequestOx™” below). If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues or profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

Oxycodone hydrochloride and acetaminophen USP CII (generic version of Percocet®)

On August 9, 2016, the Company filed an ANDA with the FDA for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen. Percocet® is a combination medication and is used to help relieve moderate to severe pain. The FDA requested additional information relating to this filing, which was provided. The Company awaits the FDA’s response.

Hydrocodone bitartrate and acetaminophen tablets USP CII (generic version of Norco®)

On December 12, 2016, the Company filed an ANDA with the FDA for a generic version of Norco® (hydrocodone bitartrate and acetaminophen tablets USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets. Norco is a combination medication and is used to help relieve moderate to moderately severe pain. The combination products of hydrocodone and acetaminophen have total annual US sales of approximately $700 million, according to IMS Health Data. The FDA requested additional information relating to this filing, which was provided. The Company awaits the FDA’s response.

Generic version of a synthetic narcotic analgesic

On April 4, 2017, the Company filed an ANDA with the FDA for a generic version of a synthetic narcotic analgesic indicated for the management of pain. The branded product and its equivalents have annual sales in excess of $30 million according to IMS Health Data. The Company expects a response from the FDA relating to this ANDA during the third quarter of the calendar year ended December 31, 2018. This product is an identified product in the Strategic Marketing Alliance between the Company and Glenmark Pharmaceuticals Inc USA (“Glenmark”) dated May 29, 2018, pursuant to which, subsequent to ANDA approval by the FDA, it will be manufactured by Elite and marketed/distributed by Glenmark. Please see the section below titled “Strategic Marketing Alliance with Glenmark Pharmaceuticals, Inc. USA” for further details.

Oxycodone Hydrochloride extended release (generic version of Oxycontin®)

On September 20, 2017, the Company filed an ANDA with the FDA for generic version of Oxycontin® (extended release Oxycodone Hydrochloride). OxyContin® is approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. OxyContin® is formulated such that the tablets provide physical abuse deterrent properties. IMS reported approximately $2.3 billion in revenue for OxyContin® and its equivalents in 2016. The FDA requested additional information relating to this filing. The Company’s response to the FDA’s request is in progress.

Generic version of immediate release Central Nervous System stimulant

On February 8, 2018, the Company filed an ANDA with the FDA for a generic version of an immediate release central nervous system (“CNS”) stimulant. The ANDA represents the first filing for a product co-developed with SunGen Pharma LLC (“SunGen”) under the Development and License Agreement between SunGen and the Company dated August 24, 2016 (the “SunGen Agreement”). According to IMS Health data, the branded product and its equivalents had total U.S. sales of more than $400 million for the twelve months ended September 30, 2017. The Company has not yet received a response from the FDA on this filing.

Under the terms of the SunGen Agreement, the product will be owned jointly by the Company and SunGen. Elite shall have exclusive rights to market and sell the product under its own label. Elite will also manufacture and package the product on a cost-plus basis.

Generic version of extended release Central Nervous System stimulant

On May 24, 2018, the Company filed an ANDA with the FDA for a generic version of an extended release CNS stimulant. The ANDA represents the second filing for a product co-developed with SunGen under the SunGen Agreement. According to IMS Health data, the branded product and its equivalents had total U.S. sales of approximately $1.6 billion for the twelve months ended September 30, 2017. The Company has not yet received a response from the FDA on this filing.

Under the terms of the SunGen Agreement, the product will be owned jointly by the Company and SunGen. Elite shall have exclusive rights to market and sell the product under its own label. Elite will also manufacture and package the product on a cost-plus basis.

Please see the section below titled “Master Development and License Agreement with SunGen Pharma LLC” for further details on the SunGen Agreement.

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

Licensing, Manufacturing and Development Agreements

Sales and Distribution Licensing Agreement with Epic Pharma LLC for SequestOx™

On June 4, 2015, we executed an exclusive License Agreement (the “2015 SequestOx™ License Agreement”) with Epic, to market and sell in the U.S., SequestOx™, an immediate release oxycodone with sequestered naltrexone capsule, owned by us. Epic will have the exclusive right to market ELI-200 and its various dosage forms as listed in Schedule A of the Agreement. Epic is responsible for all regulatory and pharmacovigilance matters related to the products. Pursuant to the 2015 SequestOx™ License Agreement, Epic will pay us non-refundable payments totaling $15 million, with such amount representing the cost of an exclusive license to SequestOx™, the cost of developing the product, the filing of an NDA with the FDA and the receipt of the approval letter for the NDA from the FDA. As of the date of filing of this annual report on Form 10-K, the Company has received $7.5 million of the $15 million in non-refundable payments due pursuant to the 2015 SequestOx™ License Agreement, with such amount consisting of $5 million being due and owing on the execution date of the 2015 SequestOx™ License Agreement, and $2.5 million being earned as of January 14, 2016, the date of Elite’s filing of an NDA with the FDA for the relevant product. Both of these non-refundable fees (i.e., the $5 million fee and the $2.5 million fee), have been paid by Epic.

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

Please see the above section titled “SequestOx™ - Immediate Release Oxycodone with sequestered Naltrexone” for further details on this product and especially note that, as of the date of filing of this Annual Report on Form 10-K, the NDA filed for this product has not been approved by the FDA. Furthermore, the 2015 SequestOx™ License Agreement has a five-year term, expiring on June 4, 2020, and Epic has previously advised the Company of their desire to extend this agreement. While discussions are ongoing, they are directly correlated to the regulatory status of SequestOx™. Furthermore, there can be no assurances that the parties will reach mutual agreement to extend the term of this agreement and no assurances that the terms and conditions of the agreement will be similar in all material aspects in the event that the agreement is extended by mutual agreement of the parties.

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

The Epic Manufacturing and License Agreement expires on October 2, 2018. The Company is evaluating options available for the manufacture and marketing of products included in this agreement, with such options including, without limitation, extension of the agreement by mutual consent of Epic and Elite, marketing and/or manufacturing by a third party other than Epic, marketing and/or manufacturing by Elite, marketing and/or manufacturing by Epic under a new agreement. While Epic has launched four of the six exclusive products and Elite has collected $1.0 million of the $1.8 million total fee, collection of the remaining $800,000 is contingent upon Epic filing the required supplements with and receiving approval from the FDA for the remaining exclusive generic products. As the Epic Generic Agreement expires on October 2, 2018, it is unlikely that Epic will secure the required FDA approvals related to their payment to Elite of the remaining $800,000 milestones.

Trimipramine Acquisition

On May 16, 2017, we executed an asset purchase agreement with Mikah Pharma, and acquired from Mikah Pharma (the “Trimipramine Acquisition”) an FDA approved ANDA for Trimipramine for aggregate consideration of $1,200,000, payable pursuant to a senior secured note due on December 31, 2020 (the “Trimipramine Note”). Mikah Pharma is owned by Nasrat Hakim, the CEO, President, and a director of the Company.

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

Ascend is the owner of the approved ANDA for Methadone 10mg, and the Northvale Facility is an approved manufacturing site for this ANDA. The Methadone Manufacturing and Supply Agreement provides for the manufacturing and packaging by the Company of Ascend’s methadone hydrochloride 10mg tablets.

The initial shipment of Methadone 10mg pursuant to the Methadone Manufacturing and Supply Agreement occurred in January 2012.

On August 26, 2016, the Methadone Manufacturing and Supply Agreement was amended and extended through December 31, 2017.

Subsequent to the expiration of the Methadone Manufacturing and Supply Agreement, the Company honored purchase orders from Ascend, to manufacture Methadone. The commercial terms on those purchase orders honored were similar to those included in the expired agreement. There can be no assurances of purchase orders being received in the future from Ascend for the supply of Methadone. Furthermore, in the event that the Company receives a purchase order from Ascend for the manufacture/supply of Methadone, there can be no assurances of the Company’s acceptance of such purchase or of its ability to manufacture Methadone for Ascend going forward, as well as there being no assurances of the commercial terms of any such activities going forward.

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

Master Development and License Agreement with SunGen Pharma LLC

On August 24, 2016, as amended we entered into an agreement with SunGen Pharma LLC (“SunGen”) (the “SunGen Agreement”) to undertake and engage in the research, development, sales and marketing of eight generic pharmaceutical products. Two of the products are classified as CNS stimulants (the “CNS Products”), two of the products are classified as beta blockers and the remaining four products consist of antidepressants, antibiotics and antispasmodics. To date, the Company has filed ANDAs with the FDA for the two CNS Products identified in the SunGen Agreement.

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

On February 8, 2018, the Company filed an ANDA with the FDA for a generic version of an immediate release central nervous system (“CNS”) stimulant. The ANDA represents the first filing for a product co-developed with SunGen Pharma LLC (“SunGen”) under the Development and License Agreement between SunGen and the Company dated August 24, 2016 (the “SunGen Agreement”). According to IMS Health data, the branded product and its equivalents had total U.S. sales of more than $400 million for the twelve months ended September 30, 2017. The Company has not yet received a response from the FDA on this filing.

On May 24, 2018, the Company filed an ANDA with the FDA for a generic version of an extended release CNS stimulant. The ANDA represents the second filing for a product co-developed with SunGen under the SunGen Agreement. According to IMS Health data, the branded product and its equivalents had total U.S. sales of approximately $1.6 billion for the twelve months ended September 30, 2017. The Company has not yet received a response from the FDA on this filing.

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

Strategic Marketing Alliance with Glenmark Pharmaceuticals, Inc. USA

On May 29, 2018, we entered into a license, manufacturing and supply agreement with Glenmark Pharmaceuticals Inc. USA (“Glenmark”) to market the two Elite generic products described below in the United States with the option to add products in the future (the “Glenmark Alliance”).

Pursuant to the Glenmark Alliance, Glenmark will purchase the products from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees well in excess of 50% of gross profits. Gross profits is defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs.  Glenmark will have semi-exclusive marketing rights to the ANDA approved generic product, phendimetrazine 35mg tablets, and exclusive marketing rights to an undisclosed generic version of a synthetic narcotic analgesic indicated for the management of pain, currently under review by the FDA with an expected approval date in the third quarter of calendar year 2018. Collectively, the brand products and their generic equivalents had total annual sales of approximately $33.6 million in 2017, according to Quintiles IMS Health data. The Agreement has an initial term of three years and automatically renews for one year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Glenmark to terminate with regard to a product on at least three months’ prior written notice if it determines to stop marketing and selling such product, and it permits Elite to terminate with regard to a product if at anytime after the first twelvemonths from the first commercial sale, the average license fee paid by Glenmark for such product is less than a defined minimum amount.

Products Under Development

Elite’s research and development activities are primarily focused on developing its proprietary abuse deterrent technology and the development of a range of abuse deterrent opioid products that utilize this technology or other approaches to abuse deterrence.

Elite’s proprietary abuse-deterrent technology utilizes the pharmacological approach to abuse deterrence and consists of a multi-particulate capsule which contains an opioid agonist in addition to naltrexone, an opioid antagonist used primarily in the management of alcohol dependence and opioid dependence. When this product is taken as intended, the naltrexone is designed to pass through the body unreleased while the opioid agonist releases over time providing therapeutic pain relief for which it is prescribed. If the multi-particulate beads are crushed or dissolved, the opioid antagonist, naltrexone, is designed to release. The absorption of the naltrexone is intended to block the euphoria by preferentially binding to same receptors in the brain as the opioid agonist and thereby reducing the incentive for abuse or misuse by recreational drug abusers.

We filed an NDA for the first product to utilize our abuse deterrent technology, Immediate Release Oxycodone 5mg, 10mg, 15mg, 20mg and 30mg with sequestered Naltrexone (collectively and individually referred to as “SequestOx™”), on January 14, 2016. Please see “Filed products under FDA review; SequestOx™ - Immediate Release Oxycodone with sequestered Naltrexone” above.

On August 9, 2016, the Company filed an ANDA with the FDA for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen (“Generic Oxy/APAP”). Please see “Filed products under FDA review; Oxycodone hydrochloride and acetaminophen USP CII (generic version of Percocet®)” above. Please note that there can be no assurances of this product receiving marketing authorization or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product.

On December 12, 2016, the Company filed an ANDA with the FDA for a generic version of Norco® (hydrocodone bitartrate and acetaminophen tablets USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets (“Generic Hydrocodone/APAP”). Please see “Filed products under FDA review; Hydrocodone bitartrate and acetaminophen tablets USP CII (generic version of Norco)” above. Please note that there can be no assurances of this product receiving marketing authorization or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product.

On April 4, 2017, the Company filed an ANDA with the FDA for a generic version of a synthetic narcotic analgesic indicated for the management of pain. The branded product and its equivalents have annual sales in excess of $30 million according to IMS Health Data. The Company expects a response from the FDA relating to this ANDA during the third quarter of the calendar year ended December 31, 2018. This product is an identified product in the Glenmark Alliance pursuant to which, subsequent to ANDA approval by the FDA, it will be manufactured by Elite and marketed/distributed by Glenmark. Please see the section above titled “Strategic Marketing Alliance with Glenmark Pharmaceuticals, Inc. USA” for further details. Please note that there can be no assurances of this product receiving marketing authorization or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product.

On September 20, 2017, the Company filed an ANDA with the FDA for generic version of Oxycontin® (extended release Oxycodone Hydrochloride). Please see “Filed products under FDA review; Oxycodone Hydrochloride extended release (generic version of Oxycontin®” above. Please note that there can be no assurances of this product receiving marketing authorization or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product.

On February 8, 2018, the Company filed an ANDA with the FDA for a generic version of an immediate release central nervous system (“CNS”) stimulant. The ANDA represents the first filing for a product co-developed with SunGen Pharma LLC (“SunGen”) under the SunGen Agreement. Please see “Filed products under FDA review Generic version of immediate release Central Nervous System stimulant” above. Please note that there can be no assurances of this product receiving marketing authorization or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product. Please also see the section below titled “Master Development and License Agreement with SunGen Pharma LLC”.

On May 30, 2018, the Company filed an ANDA with the FDA for a generic version of an extended release CNS stimulant. The ANDA represents the second filing for a product co-developed with SunGen under the SunGen Agreement. Please see “Filed products under FDA review Generic version of extended release Central Nervous System stimulant” above. Please note that there can be no assurances of this product receiving marketing authorization or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product. Please also see the section below titled “Master Development and License Agreement with SunGen Pharma LLC”.

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

Research and development costs were $9.6 million, $8.3 million, and $12.4 million for years ended March 31, 2018, 2017, and 2016, respectively. Costs incurred during the prior fiscal years relate almost entirely to the development of the abuse deterrent opioid product, SequestOx™ and the ongoing development of our abuse deterrent opioid and other products in addition to a focus on clinical trials for generic products. Costs incurred during the current fiscal year relate to bio equivalency and pilot studies for SequestOx™ and related costs, various clinical trials and studies relating to the development of multiple generic products, resulting in the filing of four ANDAs since the conclusion of the prior fiscal year, and costs relating to the development of additional generic products and the transfer of manufacturing operations of ANDAs previously approved.

On June 4, 2015, the Company entered into a sales and distribution licensing agreement which included a non-refundable payment of $5.0 million to Elite for prior research and development activities, with such representing the first material net cash inflows being generated by ELI-200. On January 14, 2016, the Company filed an NDA with the FDA for SequestOx™, thereby earning a non-refundable $2.5 million milestone. An additional $7.5 million non-refundable milestone is due upon the FDA’s approval of Elite’s NDA. Please see the section above titled “Licensing, Manufacturing and Development Agreements – Sales and Distribution Licensing Agreement with Epic Pharma LLC for SequestOx™” for further details. Please also note that the non-receipt by the Company of these payments and or fees may materially and adversely affect our financial condition.

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

We also have pending applications for three additional U.S. patents  non-provisional patents and one provisional patent and one foreign patent. We intend to apply for patents for other products in the future; however, there can be no assurance that any of the pending applications or other applications which we may file will be granted. We have also filed corresponding foreign applications for key patents.

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

We currently plan to license at least some of our products to other entities in the marketing of pharmaceuticals but may also sell products under our own brand name in which case we may register trademarks for those products.

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

Terminated Agreement – Methadone Manufacturing and Supply Agreement

On December 31, 2017, the Methadone Manufacturing and Supply Agreement terminated in accordance with the terms of the agreement.

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

ANDAs

The FDA approval procedure for an ANDA differs from the procedure for an NDA in that the FDA waives the requirement of conducting complete clinical studies, although it normally requires bioavailability and/or bioequivalence studies. “Bioavailability” indicates the rate and extent of absorption and levels of concentration of a drug product in the blood stream needed to produce a therapeutic effect. “Bioequivalence” compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of the active drug substance in the body are equivalent for the generic drug and the previously approved drug. An ANDA may be submitted for a drug on the basis that it is the equivalent of a previously approved drug or, in the case of a new dosage form, is suitable for use for the indications specified.

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

cGMP

All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must be operated in conformity with cGMP regulations issued by the FDA. We engage in manufacturing on a commercial basis for distribution of products and operate our facilities in accordance with cGMP regulations. If we hire another company to perform contract manufacturing for us, we must ensure that our contractor’s facilities conform to cGMP regulations.

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

Our Reporting Segments

We currently operate in two segments, which are products whose marketing approvals were secured via an ANDA and products whose marketing approvals were secured via an NDA. ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. For the years ended March 31, 2018, 2017 and 2016 revenue from our ANDA segment was $6.5 million, $8.6 million and $9.2 million, respectively. For the years ended March 31, 2018, 2017 and 2016 revenue from our NDA segment was $1.0 million, $1.0 million and $3.3 million, respectively.

Segment information is consistent with the financial information regularly reviewed by our chief operating decision maker, who we have determined to be the chief executive office, for the purposes of making decisions about allocating resources and assessing performance of the Company. There are currently no intersegment revenues. Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment.

Employees

As of June 7, 2018, we had 43 full time employees. Full-time employees are engaged in operations, administration, research, and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain, and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

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

To date, we have not been profitable, and we may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have sustained losses from operations in each year since our incorporation in 1990. During the years ended March 31, 2018, 2017 and 2016, we incurred net losses from operations of approximately ($9.1) million, ($7.4) million, and ($8.3) million, respectively. We expect to continue to incur losses until we are able to generate sufficient revenues to support our operations and offset operating costs.

We may require additional financing to meet our business objectives

Although we believe that we have adequate financial resources on hand as of March 31, 2018 to support the anticipated commercial launch of SequestOx™ and also ensure operations through March 31, 2019, we cannot assure that we will not need additional funding to accomplish our plans to conduct the clinical development and commercialization of a range of multiple abuse resistant opioids on an accelerated pace.

As of March 31, 2018, we had cash on hand of approximately $7.2 million and a working capital surplus of $8.6 million, and, for the fiscal year ended March 31, 2018, we had losses from operations totaling ($9.1) million, net other income totaling $4.4 million and net loss of ($3.7) million.

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

We are anticipating that, with the growth of the current generic product line consisting of generic phentermine tablets and capsules, hydromorphone, naltrexone, phendimetrazine, isradipine, hydroxyzine and trimipramine, combined with the successful transfer of manufacturing site and commercial launch of the six remaining approved generic products acquired pursuant to the Mikah Thirteen ANDA Acquisition, profit splits earned from the commercial sale of Oxy-IR by Epic, pursuant to the Epic Strategic Alliance Agreement, profit splits earned from the commercial sale of products under the Epic Manufacturing and License Agreement, manufacturing revenues and profit splits earned from the commercial sales of products under the Glenmark Alliance, profit splits earned from the commercial sale of Trimipramine pursuant to the Reddy’s Trimipramine Distribution Agreement, revenues and profits earned pursuant to the SunGen Agreement and other opportunities in our pipeline, Elite eventually could be profitable. However, there can be no assurances of Elite becoming profitable, with such being attributed in large part to there being no assurances of the continuation of revenues being earned from the current generic product line, no assurances of Elite’s successful transfer of the six remaining approved generic products acquired pursuant to the Mikah Thirteen ANDA Acquisition, no assurances of continued profit splits being earned from the commercial sales Oxy-IR by Epic and no assurances of manufacturing revenues and profit splits being earned pursuant to the Glenmark Alliance. In addition, there can be no assurances of Elite being able to raise additional funds in a timely manner, on acceptable terms, if needed to support commercial operations, whether from the 2017 LPC Purchase Agreement or otherwise, resulting in a material detrimental effect on Elite’s ability to become profitable.

To sustain operations and meet our business objectives we must be able to commercialize our products and other products or pipeline opportunities. If we are unable to timely obtain additional financing, if necessary, and/or we are unable to timely generate greater revenues from our operations, we will be required to reduce and, possibly, cease operations and liquidate our assets. No assurance can be given that we will be able to commercialize the new opportunities or consummate such other financing or strategic alternative in the time necessary to avoid the cessation of our operations and liquidation of our assets.

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

Before obtaining regulatory approvals for the sale of any of our new product candidates, we must demonstrate through preclinical studies and clinical trials that the product is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and effectiveness of a product. Likewise, we may not be able to demonstrate through clinical trials that a product candidate’s therapeutic benefits outweigh its risks. Even promising results from preclinical and early clinical studies do not always accurately predict results in later, large scale trials. A failure to demonstrate safety and efficacy could or would result in our failure to obtain regulatory approvals. Clinical trials can be delayed for reasons outside of our control, which can lead to increased development costs and delays in regulatory approval. For example, due to competition to enroll patients in clinical trials, there have been instances of delays in clinical development of our products in the past, as a result of patients not enrolling in clinical trials at the rate expected, or patients dropping out of trials after enrolling, at rates that were higher than expected. In addition, we rely on collaboration partners and third-party subject matter experts that may recommend changes in trial protocol and design enhancements that are put into effect, or encounter clinical trial compliance-related issues, which may also delay clinical trials. Product supplies may be delayed or be insufficient to treat the patients participating in the clinical trials, or manufacturers or suppliers may not meet the requirements of the FDA or foreign regulatory authorities, such as those relating to Current Good Manufacturing Practices. We also may experience delays in obtaining, or we may not obtain, required initial and continuing approval of our clinical trials from institutional review boards. We cannot confirm to you that we will not experience delays or undesired results in these or any other of our clinical trials.

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

Moreover, even if our product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

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

Similar to other pharmaceutical companies, during Fiscal 2017, our facilities were subject to routine and new-product related inspections by the FDA. These inspections resulted in FDA Form 483 observations and a warning letter regarding post marketing adverse drug experience reporting. We have responded to all inspection observations within the required time frame and have implemented, or are continuing to implement, the corrective action plans as agreed with the relevant regulatory agencies. Please also see the risk factor titled “We received a Warning Letter from the U.S. Food and Drug Administration regarding Post marketing Adverse Drug Experience reporting. The Warning Letter does not restrict the production or shipment of any of the Company’s products, or the sale or marketing of the Company’s products, however, unless and until the Company is able to correct the outstanding issues identified, to the FDA’s satisfaction, the FDA may withhold approval of pending drug applications or take other actions that would have a material adverse impact on the Company”.

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

Furthermore, once a product receives marketing approval, the manufacturing, distribution, processing, formulation, packaging, labeling, promotion and sale of our products are subject to extensive regulation by federal agencies, including, without limitation, the FDA, DEA, FTC, Consumer Product Safety Commission, and Environmental Protection Agency, among others. We are also subject to state and local laws, regulations, and agencies in New Jersey and elsewhere. Such regulations are also subject to change by the relevant federal, state and local agencies. For instance, beginning from January 1, 2015, manufacturers, wholesale distributors, and repackages of certain prescription drugs are required to provide and capture certain product tracing information under the Drug Quality and Security Act (“DQSA”). Title II of the DQSA, referred to as the Drug Supply Chain Security Act, requires companies in certain prescription drugs’ chain of distribution to build electronic, interoperable systems to identify and trace the products as they are distributed in the United States. Compliance with the DQSA or any future federal or state electronic pedigree requirements may increase the Company's operational expenses and impose significant administrative burdens.

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

The Affordable Care Act contemplates the promulgation of significant future regulatory action which may also further affect our business. In addition, since its enactment, the legislative and executive branches of the federal government have proposed multiple revisions to the Affordable Care Act, the effect of which, if implemented, may result in changes to the health care laws or regulatory framework that could result in the reduction of revenues or increased costs which could also have a material adverse effect on our business, results of operations and financial condition.

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

This regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of our product candidates, is lengthy, expensive, and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that our product candidates are both safe and effective for each indication where approval is sought. Satisfaction of these requirements typically takes several years, and the time needed to satisfy them may vary substantially, based on the type, complexity, and novelty of the pharmaceutical product. We cannot predict if or when we might submit for regulatory approval any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use.

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

In order to obtain FDA approval to market a new drug product, we must demonstrate proof of safety and effectiveness in humans. To meet these requirements, we must conduct extensive preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming, and expensive process. Completion of necessary clinical trials may take several years or more. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, without limitation, for example:

•	ineffectiveness of our product candidate or perceptions by physicians that the product candidate is not safe or effective for a particular indication;
•	inability to manufacture sufficient quantities of the product candidate for use in clinical trials;
•	delay or failure in obtaining approval of our clinical trial protocols from the FDA or institutional review boards;
•	slower than expected rate of patient recruitment and enrollment;
•	inability to adequately follow and monitor patients after treatment;
•	difficulty in managing multiple clinical sites;
•	unforeseen safety issues;
•	government or regulatory delays; and,
•	clinical trial costs that are greater than we currently anticipate.

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

We have entered into several collaborations and licensing arrangements for the development of products. However, there can be no assurance that any of these agreements will result in FDA approvals, or that we will be able to market any such finished products at a profit. Collaboration and licensing arrangements pose the following risks:

•	collaborations and licensing arrangements may be terminated, in which case we will experience increased operating expenses and capital requirements if we elect to pursue further development of the related product candidate;
•	collaborators and licensees may delay clinical trials and prolong clinical development, under-fund a clinical trial program, stop a clinical trial, or abandon a product candidate;
•	expected revenue might not be generated because milestones may not be achieved, and product candidates may not be developed;

•	collaborators and licensees could independently develop, or develop with third parties, products that could compete with our future products;
•	the terms of our contracts with current or future collaborators and licensees may not be favorable to us in the future;
•	a collaborator or licensee with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;
•	disputes may arise delaying or terminating the research, development, or commercialization of our product candidates, or result in significant and costly litigation or arbitration; and,
•	one or more third-party developers could obtain approval for a similar product prior to the collaborator or licensee resulting in unforeseen price competition in connection with the development product.

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

Litigation is common in the pharmaceutical industry and can be protracted and expensive and could delay and/or prevent entry of our products into the market, which, in turn, could have a material adverse effect on our business.

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

As we expand our presence in the generic pharmaceuticals market our product candidates may face intense competition from brand-name companies that have taken aggressive steps to thwart competition from generic companies. In particular, brand-name companies continue to sell or license their products directly or through licensing arrangements or strategic alliances with generic pharmaceutical companies (so-called “authorized generics”). No significant regulatory approvals are required for a brand-name company to sell directly or through a third party to the generic market, and brand-name companies do not face any other significant barriers to entry into such market. In addition, such companies continually seek to delay generic introductions and to decrease the impact of generic competition, using tactics which include, without limitation:

•	obtaining new patents on drugs whose original patent protection is about to expire;
•	filing patent applications that are more complex and costly to challenge;
•	filing suits for patent infringement that automatically delay approval from the FDA;
•	filing citizens’ petitions with the FDA contesting approval of the generic versions of products due to alleged health and safety issues;
•	developing controlled-release or other “next-generation” products, which often reduce demand for the generic version of the existing product for which we may be seeking approval;
•	changing product claims and product labeling;
•	developing and marketing as over-the-counter products those branded products which are about to face generic competition; and,
•	making arrangements with managed care companies and insurers to reduce the economic incentives to purchase generic pharmaceuticals.

These strategies may increase the costs and risks associated with our efforts to introduce our generic products under development and may delay or prevent such introduction altogether.

If our product candidates do not achieve market acceptance among physicians, patients, health care payors and the medical community, they will not be commercially successful, and our business will be adversely affected.

The degree of market acceptance of any of our approved product candidates among physicians, patients, health care payors and the medical community will depend on a number of factors, including, without limitation:

•	acceptable evidence of safety and efficacy;
•	relative convenience and ease of administration;
•	the prevalence and severity of any adverse side effects;
•	availability of alternative treatments;
•	pricing and cost effectiveness;
•	effectiveness of sales and marketing strategies; and,
•	ability to obtain sufficient third-party coverage or reimbursement.

If we are unable to achieve market acceptance for our product candidates, then such product candidates will not be commercially successful, and our business will be adversely affected.

In addition, even if we are able to obtain regulatory approvals for our new products, the success of those products as well as the success of our previously approved products, is dependent upon market acceptance. Levels of market acceptance for our new products could be affected by several factors, including, without limitation:

•	the availability of alternative products from our competitors;
•	the prices of our products relative to those of our competitors;
•	the timing of our market entry;
•	the ability to market our products effectively at the retail level;
•	the perception of patients and the healthcare community, including third-party payers, regarding the safety, efficacy and benefits of our drug products compared to those of competing products; and,
•	the acceptance of our products by government and private formularies.

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

In addition, in September 2016, a group of U.S. Senators introduced legislation that would require pharmaceutical manufacturers to justify price increases of more than 10% in a 12-month period, and a large number of individual States have introduced legislation aimed at drug pricing regulation, transparency or both. While this proposed legislation has not been enacted into law to date, our revenue and future profitability could be negatively affected by the passage of this law or similar federal or state legislation. Furthermore, pressure from social activist groups and future government regulations may also put downward pressure on the price of drugs, which could result in downward pressure on the prices of our products in the future.

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

Our product development pipeline includes a range of abuse resistant opioid products, with full clinical testing activity being currently planned, in progress or successfully completed. In recent years, various generic manufacturers have filed ANDAs seeking FDA approval for generic versions of opioids and opioids with abuse resistant characteristics. In connection with our filings, these manufacturers may challenge the validity and/or enforceability of one or more of the underlying patents protecting our products. While it is the Company’s intention to vigorously defend and pursue all available legal and regulatory avenues in defense of the intellectual property rights protecting our products, it must also be stressed that litigation is inherently uncertain, and we cannot predict the timing or outcome of our efforts. There can also be no assurance that our efforts in defense of the intellectual property rights protecting our products will be successful.

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

Intangible assets represent a significant portion of our assets. As of March 31, 2018, intangible assets were approximately $7.7 million, or approximately 25% of our assets.

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

Many of our current products and products under development contain narcotics. Misuse or abuse of such drugs can lead to physical or other hard. The FDA and/or the DEA may impose new regulations concerning the manufacture, storage, transportation, distribution, and sale of prescription narcotics. Such regulations may include new labeling requirements, the development and implementation of a formal REMS, restrictions on prescription and sale of such products and mandatory reformulation in order to make abuse of such products more difficult. In 2007, Congress passed legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate REMS to confirm a drug’s benefits exceed its risks. In 2011, the FDA issued letters to manufacturers of long-acting and extended-release opioids requiring them to develop and submit to the FDA a post-market REMS plan to require that training is provided to prescribers of these products and that information is provided to prescribers that they can use in counseling patients on the risks and benefits of opioid drug use. Elite does not currently own a product that requires a REMS plan, but some of the products in our pipeline may require a REMS plan. The federal government has also released a comprehensive action plan to reduce prescription drug abuse, which may include proposed legislation to amended existing controlled substances laws to require healthcare practitioners who request DEA registration to prescribe controlled substances to receive training on opioid prescribing practices as a condition of registration. In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse.

Such new regulations or requirements may be difficult or cost prohibitive for us to comply with, resulting in delays in the commercialization of new products, and decreased profitability of existing and new products. Such occurrences may have material adverse effects on our business, financial condition, results of operations, cash flows and stock price.

Public concern over the abuse of opioid medications, including increased legal and regulatory action, could negatively affect our business.

Included in our commercial products and development pipeline are medications containing opioids. Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. State and local governmental agencies may investigate us as a manufacturer and/or distributor of medicines containing opioids or in conjunction with their investigation of other pharmaceutical wholesale distributors, and others in the supply chain that have a direct or indirect connection to our operations in relation to the distribution of opioid medications. In addition, multiple lawsuits have been filed against other pharmaceutical manufacturers and distributors alleging, among other claims, that they failed to provide effective controls and procedures to guard against the diversion of controlled substances, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of controlled substances in accordance with regulations. Additional governmental entities have indicated an intent to sue these other manufacturers and distributors. While no such actions have been taken against us, defense against such lawsuits could be prohibitive with regards to cost resulting in an adverse material effect on our business, financial condition, results of operations, cash flows and stock price. Similar allegations made against us, even without litigation, could also negatively affect our business in various ways, including through increased costs and harm to our reputation. In addition, an adverse resolution of any lawsuit or investigation could also have a material adverse effect on our business, results of operations, cash flows and stock price.

The DEA limits the availability of the active ingredients used in many of our current products and products in development, as well as the production and distribution of these products, and, as a result, our procurement, production, and distribution quotas may not be sufficient to meet commercial demand or complete clinical trials.

The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. The active ingredients in some of our current products and products in development, including, without limitation, hydromorphone, methadone, phentermine, phendimetrazine and oxycodone, are listed by the DEA as Scheduled substances under the Controlled Substances Act of 1970. Consequently, their manufacture, shipment, storage, sale, and use are subject to a high degree of regulation. Furthermore, the DEA limits the availability of the active ingredients used in many of our current products and products in development and we and/or our contract customers and suppliers, must annually apply to the DEA for procurement quotas in order to obtain and distribute these substances. As a result, our procurement and production quotas may not be sufficient to meet commercial demand or to complete clinical trials. Moreover, the DEA may adjust these quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Any delay or refusal by the DEA in establishing our quotas, or modification of our quotas, for controlled substances could delay or result in the stoppage of our clinical trials or product launches or could cause trade inventory disruptions for those products that already been launched, which could have a material adverse effect on our business, financial position, cash flows and stock price.

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

The development of branded products requires significant resources from the Company, as well as the potential for resources being acquired through collaborations, in-licensing, or third-party product acquisitions. The development of proprietary branded drugs involves processes and expertise that is different from that required by the development of generic products, resulting in an increased risk profile for branded development. For example, the time frame from discovery to commercial launch of a branded product can be more than 10 years, involving multiple stages which may consist of intensive preclinical and clinical testing and a highly complex, lengthy, and expensive approval process. The longer time frames and increased costs adds increasing risk of achieving product approvals, and if approved, our ability to recover development costs and generate profits.

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

Completion of clinical trials for our product candidates may be delayed or halted for the reasons noted above in addition to many other reasons, including, without limitation:

•	Delays in patient enrollment, and variability in the number and types of patients available for clinical trials;
•	Regulators or institutional review boards may not allow us to commence or continue a clinical trial;
•	Our inability, or the inability of our partners, if any, to manufacture or obtain from third parties those materials required to complete clinical trials;

•	Delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective clinical trial sites;
•	Risks associated with trial design, which may result in a failure of the trial to show statistically significant results even if the product candidate is effective;
•	Difficulty in maintaining contact with patients after treatment commences, resulting in incomplete data
•	Poor effectiveness of product candidates during clinical trials;
•	Safety issues, including adverse events associated with product candidates;
•	Failure of patients to complete clinical trials due to adverse side effects, dissatisfaction with the product candidate, or other reasons;
•	Governmental or regulatory delays or changes in regulatory requirements, policy, and guidelines; and,
•	Varying interpretation of data by the FDA or other relevant regulatory authorities.

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

We design the clinical trials for our product candidates but rely on contract research organizations and other third parties to assist us in managing, monitoring and otherwise carrying out these trials, including, without limitation, with respect to site selection, contract negotiation, analytical testing, and data management. We do not control these third parties and, as a result, delays may occur as a result of the priorities and operations of these third parties differing from those which we may feel would be most optimal to the completion of such activities in the most efficient manner possible.

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

Third parties could illegally distribute and sell counterfeit versions of our products, which do not meet the rigorous manufacturing and testing standards that our products undergo. Counterfeit products are frequently unsafe or ineffective and can be life-threatening. Counterfeit medicines may contain harmful substances, the wrong dose of the active pharmaceutical ingredient or no active pharmaceutical ingredients at all. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.

Reports of adverse reactions to counterfeit drugs or increased levels of counterfeiting could materially affect patient confidence in the authentic product. It is possible that adverse events caused by unsafe counterfeit products will mistakenly be attributed to the authentic product. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored, and which are sold through unauthorized channels could adversely impact patient safety, our reputation, and our business.

Public loss of confidence in the integrity of pharmaceutical products as a result of counterfeiting or theft could have a material adverse effect on our business, results of operations and financial condition.

Policies regarding returns, rebates, allowances and chargebacks, and marketing programs adopted by wholesalers may reduce our revenues in future fiscal periods.

Based on industry practice, generic drug manufacturers have liberal return policies and have been willing to give customers post-sale inventory allowances. Such industry practices apply to the current sales of our products by our marketing partners, which in turn effect profit splits and license fees received, and they will also affect prospective future sales made directly by Company.

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

We previously received a Warning Letter from the FDA regarding Postmarketing Adverse Drug Experience reporting. The Warning Letter did not restrict the production, sale, marketing or shipment of any of our products, however, until the we were able to correct the issues, the FDA withheld approval of pending drug applications. While we subsequently satisfied the FDA’s concerns, no assurance can be given that future similar issues will not arise.

On August 26, 2016, Elite received a Warning Letter from the FDA regarding Postmarketing Adverse Drug Experience (PADE) reporting. The Warning Letter related to certain observations that the FDA believed were inadequately addressed by the Company’s response to a Form 483 issued by the FDA from a recent inspection at its facility. The Warning Letter cited that Elite’s Standard Operating Procedures (SOPs) did not adequately address how to monitor and receive adverse drug experiences (ADEs). While Elite has a contract with an external service provider for follow-up to ADEs, Elite remains responsible for ensuring the ADEs are appropriately investigated and that follow-up information is submitted in a timely manner to the FDA. The FDA believed that Elite did not have adequate SOPS for ADEs, and failed to investigate, evaluate, and timely report ADEs. Elite successfully addressed the deficiencies cited in the letter and, on December 15, 2017, the FDA issued a closeout letter, removing any restrictions placed on us by the warning letter.

Despite the successful resolution of the warning letter previously received, there can be no assurances that Elite will not receive warning letters in the future, and furthermore there can be no assurances of the successful resolution of such future warning letter(s), if any. In addition to the approval of pending drug applications being delayed or denied as a result of the issuance of a warning letter, the cost of resolving any issues cited in such warning letter could be material. In all cases, the issuance of warning letter by the FDA could have a material detrimental effect on our business, results of operations, financial condition and stock price.

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

The risks described herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Natural disasters or other unexpected events may disrupt our operations, adversely affect our results of operations and financial condition, and may not be covered by insurance.

The occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods, and other forms of severe hazards in the United States or in other countries in which we or our suppliers operate or are located could adversely affect our operations and financial performance. We have lost power or had to shut down operations as a result of extreme weather, natural disasters, most notably Superstorm Sandy. These types of unexpected events could result in physical damage to and complete or partial closure of one or more of distribution centers or manufacturing facilities, or the temporary or long-term disruption in the supply of products, and/or disruption of our ability to deliver products to customers. Further, the long-term effects of climate change on general economic conditions and the pharmaceutical manufacturing and distribution industry in particular are unclear, and changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run our businesses. Existing insurance arrangements may not provide protection for the costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. Any long-term disruption in our ability to service our customers from one or more distribution centers or outsourcing facilities could have a material adverse effect on our operations, our business, results of operations and stock price.

Risk Related to Our Common Stock

Our stock price has been volatile and may fluctuate in the future.

The market price for the publicly traded stock of pharmaceutical companies is generally characterized by high volatility. There has been significant volatility in the market prices for our Common Stock. For the twelve months ended March 31, 2018, the closing sale price on the OTC Bulletin Board (“OTC-BB”) of our Common Stock fluctuated from a high of $0.24 per share to a low of $0.08 per share. The price per share of our Common Stock may not exceed or even remain at current levels in the future. The market price of our Common Stock may be affected by a number of factors, including, without limitation:

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

On May 1, 2017, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $40,000,000 of our common stock. Concurrently with the execution of the Purchase Agreement, we issued 5,540,551 shares of our common stock to Lincoln Park as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. Furthermore, for each additional purchase by Lincoln Park, additional commitment shares in commensurate amounts up to a total of 5,540,551 shares will be issued based upon the relative proportion of the aggregate amount of $40,000,000 purchased by Lincoln Park. The purchase shares that may be sold pursuant to the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after June 5, 2017. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

In addition, as of March 31, 2018, there were outstanding shares of preferred stock convertible into approximately 158 million shares of Common Stock and warrants to purchase an aggregate of approximately 79 million shares of Common Stock at an exercise price of $0.1521 per share, vested options to purchase an aggregate of approximately 5.4 million shares at a weighted average exercise price of $0.15. Additional shares of Common Stock may be issuable as a result of anti-dilution provisions in the outstanding preferred stock and warrants.

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

Any additional financing that involves the further sale of our securities could cause existing holders of our Common Stock to experience substantial dilution. On the other hand, if we incurred debt, we would be subject to risks associated with indebtedness, including the risk that interest rates might fluctuate, and cash flow would be insufficient to pay principal and interest on such indebtedness.

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

Provisions of our Articles of Incorporation and By-Laws could defer a change of our Management which could discourage, or delay offers to acquire us.

Provisions of our Articles of Incorporation and By-Laws law may make it more difficult for someone to acquire control of us or for our shareholders to remove existing management and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our shareholders. For example, as discussed above, our Articles of Incorporation allows us to issue shares of preferred stock without any vote or further action by our shareholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further shareholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, on November 15, 2013, we entered into a Shareholder Rights Plan and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of our common stock and one right for each share of Common Stock into which any of our outstanding Preferred Stock is convertible, to shareholders of record at the close of business on that date. Each Right entitles the registered holder to purchase from us one “Unit” consisting of one one-millionth (1/1,000,000) of a share of Series H Junior Participating preferred stock, at a purchase price of $2.10 per Unit, subject to adjustment, and may be redeemed prior to November 15, 2023, the expiration date, at $0.000001 per Right, unless earlier redeemed by the Company. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Mr. Hakim, our Chief Executive Officer, the Rights Plan’s the 15% threshold excludes shares beneficially owned by him as of November 15, 2013 and all shares issuable to him pursuant to his employment agreement and the Mikah Note. Our By-Laws provide for the classification of our Board of Directors into three classes.

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

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase, and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of the order entry. Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received, and processed by the OTCBB. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not be able to sell shares of Common Stock at the optimum trading prices.

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

The Company issued 24.0344 shares of Series J Convertible Preferred Stock (“Series J Preferred”) in April 2017, with such shares having an aggregate stated value of $23.0 million and are convertible, four years subsequent to their date of issue, into 158.0 million shares of Common Stock. The Company does not have sufficient unissued and unreserved shares in its currently authorized share capital and would require shareholder approval to increase the number of authorized shares to an amount that is sufficient to allow the issuance of Common Stock pursuant to a future conversion of Series J Preferred (the “Shareholder Approval”). In the event that such an increase in authorized shares is not approved by the shareholders on or before four years of the issuance of the Series J Preferred shares, holders of Series J Preferred shares are entitled to an annual dividend equal to twenty percent of the stated value of Series J Preferred shares held, with such dividends accruing from the date that is 4 years subsequent to the date of issuance of each share of Series J Preferred. This dividend is payable in cash, if such is legally available for the payment of this dividend, or payable by the issuance of additional shares of Series J Preferred. Accordingly, in the event that dividends become payable on Series J Preferred because the Company did not timely obtain Shareholder Approval, the Company will be required to use its cash resources to pay these dividends, if such cash is legally available for the payment of dividends, or will issue additional shares of Series J Preferred, which are convertible into additional shares of Common Stock, which in turn would require shareholder approval of a further increase in authorized shares. Both potential scenarios could result in the expenditure of Company resources, or a difficulty in the ability to sell our Common Stock for an optimum trading price or at all, or both, in the event that dividends become due and owing on shares of Series J Preferred.

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

The 135 Ludlow Ave. modified lease includes an initial term, which expires on December 31, 2016 with two tenant renewal options of five years each, at the sole discretion of the Company. On June 22, 2016, the Company exercised the first of these renewal options, with such option including a term that begins on January 1, 2017 and expires on December 31, 2021.

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

Quarter Ended	High	Low
Fiscal Year Ending March 31, 2018
March 31, 2018	$0.14	$0.10
December 31, 2017	$0.10	$0.08
September 30, 2017	$0.19	$0.09
June 30, 2017	$0.24	$0.14

Fiscal Year Ending March 31, 2017
March 31, 2017	$0.18	$0.13
December 31, 2016	$0.17	$0.13
September 30, 2016	$0.38	$0.15
June 30, 2016	$0.36	$0.29

As of June 7, 2018, the last reported sale price of our Common Stock, as reported by the OTCBB, was $0.09.

Holders

As of June 7, 2018, there were, respectively, approximately 122 and 1 holders of record of our Common Stock and Series J Preferred Stock.

Dividends

We have never paid cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

Stock Performance Graph

The following graph provide a comparison of the cumulative 5-year total shareholder return on the Company’s Common Stock with that of the cumulative total shareholder return on the Russell 3000 Index and a five stock custom composite index, with all cases assuming reinvestment of dividends. The custom composite index consists of the following companies which were selected as a peer group with comparable market segments and market capitalizations to those of the Company: Durect Corp, Biotime Inc., Biospecifics Technologies Corp, Athersys Inc, Acura Pharmaceuticals Inc. (the “Custom Composite Index”).

(performance data provided by: S&P Capital IQ)

	Value of $100 Invested on March 31, 2013
	March 31,
	2013	2014	2015	2016	2017	2018
Elite Pharmaceuticals Inc.	$100.00	$538.11	$321.94	$407.36	$194.35	$131.41

Russell 3000 Index	$100.00	$120.24	$132.58	$129.47	$149.81	$167.35

Custom Composite Index	$100.00	$113.16	$141.54	$105.90	$118.41	$119.77

(source: S&P Capital IQ)

Recent Sales of Unregistered Securities

During the year ended March 31, 2018, the Company issued an aggregate of 9.0 million shares of Common Stock, with such shares constituting unregistered securities, consisting of 3.3 million shares of Common Stock issued to Directors and Officers in payment of Directors Fees and Salaries in accordance with the Company’s policy on Director Compensation, or the employment agreements with officers of the Company, as appropriate, 5.7 million shares of Common Stock issued pursuant to the exercise of cash warrants. Please see Note 13 to the audited financial statements “Shareholders’ Equity (Deficit)”.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Elite’s equity compensation plans as of March 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	—	3,000,000
Equity compensation plans not approved by security holders	—	—	2,336,420	(2)
Total	—	—	5,336,420

(1) Represents securities reserved and available for grant under the 2014 Equity Incentive Plan

(2) Represents securities reserved and available for grant under the 2009 Equity Incentive Plan

2014 Equity Incentive Plan

Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by the Board on March 17, 2014, to attract, motivate and retain officers, employees, consultants, and directors by issuing common stock-based incentives to directors, officers, employees, and consultants who are selected for participation. By relating incentive compensation to increases in shareholder value, it is hoped that these individuals will both continue in the long-term service of the Company and be motivated to experience a heightened interest and participate in the future success of Company operations. An aggregate of 3,000,000 shares of Common Stock are reserved for grant and issuance pursuant to the 2014 Plan. The 2014 Plan is administered and interpreted by our Compensation Committee (the “Administrator”). Awards under the 2014 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-qualified stock options (“NSOs”); (iii) stock appreciation rights, which may be granted in tandem with options or on a stand-alone basis; (iv) shares of restricted stock; (v) shares of unrestricted stock; (vi) performance shares, and (vii) performance units.

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

2009 Equity Incentive Plan

Our 2009 Equity Incentive Plan was adopted by the Board on November 24, 2009, to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of Elite and its subsidiaries, by offering them an opportunity to participate in our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. An aggregate of 8,000,000 shares of Common Stock are reserved for grant and issuance pursuant to the 2009 Equity Incentive Plan. The 2009 Equity Incentive Plan is administered and interpreted by our Compensation Committee (the “Compensation Committee”). Under the 2009 Equity Incentive Plan, we are permitted to grant both incentive stock options (“Incentive Stock Options” or “ISOs”) within the meaning of Section 422 of the Internal Revenue Code (the “Code”) to employees, and other options which do not qualify as Incentive Stock Options (the “Non-Qualified Options”) to employees, officers, Directors of and consultants to Elite. The per share purchase price of options granted under the 2009 Equity Incentive Plan may not be less than the fair market value of the shares on the date of the grant, provided that the exercise price of any ISO granted to a ten percent stockholder will not be less than 110% of the fair market value on the date of the grant. Recipients of ISO’s and Non-Qualified Options have no voting, dividend, or other rights as stockholders with respect to shares of Common Stock covered by options prior to becoming the holders of record of such shares.

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

	Years Ended March 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$7,459	$9,638	$12,498	$5,015	$4,601
Loss from operations	(9,051)	(7,356)	(8,317)	(16,507)	(5,284)
Other income (expense), net	4,332	9,300	7,113	21,724	(36,270)
Benefit from sale of state net operating loss credits	1,046	1,868	520	3	293
Net (loss) income	(3,673)	3,811	(683)	5,221	(41,261)
Change in carrying value of convertible preferred share mezzanine equity	-	20,714	(9,286)	23,709	(55,314)
Net (loss) income attributable to common shareholders	(3,673)	24,525	(9,969)	28,930	(96,575)
Basic (loss) income per share attributable to common shareholders	(0.00)	0.03	(0.01)	0.05	(0.21)
Diluted loss per share attributable to common shareholders	(0.01)	(0.01)	(0.01)	(0.02)	(0.21)

Consolidated Balance Sheet Data:
Cash	$7,179	$10,595	$11,512	$7,464	$6,942
Current assets	13,702	18,413	16,714	12,331	9,925
Total assets	30,883	34,311	31,674	25,920	24,318
Current liabilities	5,115	3,345	4,640	5,069	6,161
Working capital	8,588	15,068	12,074	7,262	3,764
Long-term liabilities	7,292	5,302	15,870	20,583	38,373
Convertible preferred share mezzanine equity	13,904	-	44,286	35,000	60,982
Total shareholders' equity (deficit)	4,572	25,664	(33,122)	(34,731)	(81,198)

Other Financial Data:
Cash used in operating activities	$(4,809)	$(7,884)	$(2,765)	$(15,103)	$(4,217)
Cash (used in) provided by investing activities	(277)	(1,105)	(1,949)	2,879	(558)
Cash provided by financing activities	1,671	8,071	8,762	12,746	11,347

The comparability of the foregoing is impacted by the change in classification of the NJEDA bond liabilities made subsequent to the Company’s repayment of all amounts in arrears during the year ended March 31, 2015. Prior to the year ended March 31, 2015, the entire bond liability was recorded as a current liability as a result of a notice of default being issued pursuant to the Company’s non-payment of scheduled amounts due. As these in arrears amounts were paid in the year ended March 31, 2015, and the Company has remained current on all payments scheduled pursuant to the bond agreement, bond liabilities included in current liabilities consist only of those amounts due within 12 months of the balance sheet date, with all remaining amounts due being classified as non-current liabilities. Please see Note 6 to the audited financial statements: “NJEDA Bonds” for a further discussion of the bond liability.

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

Product Development Activities

In January 2016, we submitted a 505(b)(2) New Drug Application for SequestOx™, after receiving a waiver of the $2.3 million filing fee from the FDA. Please see the section entitled: “Filed Products Under FDA Review – SequestOx™ - Immediate Release Oxycodone with sequestered Naltrexone” for further details.

On August 9, 2016, the Company filed an ANDA with the FDA for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen (“Generic Oxy/APAP”). Please see the section entitled: “Filed Products Under FDA Review – Oxycodone hydrochloride and acetaminophen USP CII (generic version of Percocet®)” for further details.

On December 12, 2016, the Company filed an ANDA with the FDA for a generic version of Norco® (hydrocodone bitartrate and acetaminophen tablets USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets (“Generic Hydrocodone/APAP”). Please see section entitled: “Filed Products Under FDA Review – Hydrocodone bitartrate and acetaminophen tablets USP CII (generic version of Norco®)” for further details.

On April 4, 2017, the Company filed an ANDA with the FDA for a generic version of a synthetic narcotic analgesic indicated for the management of pain. Please see section entitled: “Filed Products Under FDA Review – Generic version of a synthetic narcotic analgesic” for further details.

On September 20, 2017, the Company filed an ANDA with the FDA for generic version of Oxycontin® (extended release Oxycodone Hydrochloride). Please see the section entitled: “Filed Products Under FDA Review – Oxycodone Hydrochloride extended release (generic version of Oxycontin®)” for further details.

On February 8, 2018, the Company filed an ANDA with the FDA for a generic version of an immediate release central nervous system (“CNS”) stimulant. The ANDA represents the first filing for a product co-developed with SunGen under the SunGen Agreement. Please see the section entitled: “Filed Products Under FDA Review – Generic version of immediate release Central Nervous System stimulant” for further details.

On May 24, 2018, the Company filed an ANDA with the FDA for a generic version of an extended release CNS stimulant. The ANDA represents the second filing for a product co-developed with SunGen under the SunGen Agreement. According to IMS Health data, the branded product and its equivalents had total U.S. sales of approximately $1.6 billion for the twelve months ended September 30, 2017. The Company has not yet received a response from the FDA on this filing. Please note that there can be no assurances of this product receiving marketing authorization or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product. Please also see the section entitled “Filed products under FDA review” as well as the section entitled “Master Development and License Agreement with SunGen Pharma LLC”. Under the terms of the SunGen Agreement, the product will be owned jointly by the Company and SunGen. Elite shall have exclusive rights to market and sell the product under its own label. Elite will also manufacture and package the product on a cost-plus basis. Please see the section entitled “Master Development and License Agreement with SunGen Pharma LLC” for further details on the SunGen Agreement.

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

Results of Operations:

Years Ended March 31, 2018 and 2017

Revenue, Cost of revenue and Gross profit:

	Years Ended March 31,		Change
	2018	2017	Dollars	Percentage
Manufacturing fees	$5,199,006	$7,326,959	$(2,127,953)	-29%
Licensing fees	2,259,705	2,310,756	(51,051)	-2%
Total revenue	7,458,711	9,637,715	(2,179,004)	-23%
Cost of revenue	3,511,123	5,898,405	(2,387,282)	-40%
Gross profit	$3,947,588	$3,739,310	$208,278	6%

Gross profit - percentage	53%	39%

Total revenues for the year ended March 31, 2018 decreased by $2.2 million or 23%, to $7.4 million, as compared to $9.6 million, for the corresponding year.

Manufacturing fees decreased by $2.1 million, or 29%, due to decreases in generic Methadone and Naltrexone sales, partially offset by increases in generic Phentermine and Hydromorphone sales.

Licensing fees decreased by $0.05 million, or 2% due to decreases in licensing fees earned from generic Naltrexone sales.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue decreased by $2.4 million or 40%, to $3.5 million as compared to $5.9 million for the corresponding period. The decrease in costs of revenue is due to decreased manufacturing operations and a greater allocation of manufacturing resources to product development.

Our gross profit margin was 53% during the year ended March 31, 2018 as compared to 39% during the year ended March 31, 2017. The increase in profit margin percentage is due to difference in manufacturing product mix on a year on year basis, combined with the Company’s greater allocation of available resources to product development activities, resulting in decreased overhead absorption by manufacturing operations.

Operating expenses:

	Years Ended March 31,		Change
	2018	2017	Dollars	Percentage
Operating expenses:
Research and development	$9,621,365	$8,301,693	$1,319,672	16%
General and administrative	2,332,289	2,083,226	249,063	12%
Non-cash compensation through issuance of stock options	244,753	357,955	(113,202)	-32%
Depreciation and amortization	800,460	352,369	448,091	127%
Total operating expenses	$12,998,867	$11,095,243	$1,903,624	17%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the year ended March 31, 2018 increased by $1.9 million, or 17%, to $13.0 million, as compared to $11.1 million for the prior year.

Research and development costs for the year ended March 31, 2018 were $9.6 million, an increase of $1.3 million or 16% from $8.3 million of such costs for the prior year. The increase was due to the timing and composition of ongoing development of our abuse deterrent opioid and other generic products combined with an increased focus of available resources on research and development activities.

General and administrative expenses for the year ended March 31, 2018 were $2.3 million, an increase of $0.2 million or 12% from $2.1 million of such costs for the prior year. The increase was due to increased regulatory and compliance costs, including, without limitation increases in FDA regulatory compliance and activities relating to the Company’s improvement in internal controls over financial reporting in accordance with requirements of Section 404 of the Sarbanes Oxley legislation and related regulations.

Non-cash compensation expense for the year ended March 31, 2018 was $0.245 million, a decrease of $0.113 million or 32% from $0.358 million of such costs for the prior year. Non-cash compensation expense derives from the timing in amortization of the value of employee stock options issued over the course of the last three years.

Depreciation and amortization expense for the year ended March 31, 2018 was $0.8 million, an increase of $0.4 million, or 127% from $0.4 million of such costs for the comparable period of the prior year. The increase was due to acquisitions of additional fixed assets as well as higher depreciation absorption rates as compared to the prior year.

As a result of the foregoing, our loss from operations for the year ended March 31, 2018 was ($9.1) million, compared to a loss from operations of ($7.4) million for the year ended March 31, 2017.

Other income (expense):

	Years Ended March 31,		Change
	2018	2017	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(335,498)	$(238,223)	$(97,275)	-41%
Change in fair value of derivative instruments	4,650,266	9,525,103	(4,874,837)	-51%
Interest income	17,510	12,620	4,890	39%
Other income, net	$4,332,278	$9,299,500	$(4,967,222)	-53%

Other income (expense), net for the year ended March 31, 2018 was net other income of $4.3 million, a decrease in net other income of $5.0 million from the net other income of $9.3 million for the comparable period of the prior year. The decrease in other income was due to the change in the fair value of our outstanding warrants (derivative instruments) during the year ended March 31, 2018 totaling other income of $4.7 million, as compared to $9.5 million for the prior year. Please note that the change in fair value of derivative instruments is determined in large part by the number of warrants outstanding and the change in the closing price of our Common Stock as of the end of the year, as compared to the closing price at the beginning of the year, with a strong inverse relationship between derivative revenues and increases in the closing price of our Common Stock.

As a result of the foregoing, our net loss from operations before the net benefit from sale of state net operating loss credits for the year ended March 31, 2018 was ($4.7) million, compared to net income of $1.9 million for the prior year.

Net benefit from sale of state net operating loss credits

During the year ended March 31, 2018, Elite Labs, a wholly owned subsidiary of Elite, received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits. The Company sold the net tax benefits approved for total net proceeds of $1.0 million, compared to $1.9 million for the prior year.

Change in value of convertible preferred share mezzanine equity:

There was no change in the value of our convertible preferred stock, which is included in the calculation of net income (loss) attributable to common shareholders for the year ended March 31, 2018, as compared to an increase in net income of $20.7 million for the prior year. Accordingly, net loss attributable to common shareholders for the year ended March 31, 2018 was ($3.7) million, as compared to net income of $24.5 million for the prior year.

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

Non-cash compensation expense for the year ended March 31, 2017 was $0.358 million, an increase of $0.025 million or 7% from $0.333 million of such costs for the prior year. Non-cash compensation expense derives from the timing in amortization of the value of employee stock options issued over the course of the last three years.

Depreciation and amortization expense for the year ended March 31, 2017 was $0.4 million, a decrease of $0.3 million, or 47% from $0.7 million of such costs for the comparable period of the prior year. The decrease was due to the combination of increased facility utilization and higher depreciation absorption rates currently as a result of facility expansion and improvements over the last year.

As a result of the foregoing, our loss from operations for the year ended March 31, 2017 was ($7.4) million, compared to a loss from operations of ($8.3) million for the year ended March 31, 2016.

Other income (expense):

	Years Ended March 31,		Change
	2017	2016	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(238,223)	$(280,670)	$42,447	15%
Change in fair value of derivative instruments	9,525,103	7,394,006	2,131,097	29%
Interest income	12,620	-	12,620	0%
Other income, net	$9,299,500	$7,113,336	$2,186,164	31%

Other income, net for the year ended March 31, 2017 was net other income of $9.3 million, an increase in net other income of $2.2 million from the net other income of $7.1 million for the comparable period of the prior year. The increase in other income was due to the change in the fair value of our outstanding warrants (derivative instruments) during the year ended March 31, 2017 totaling other income of $9.5 million, as compared to $7.4 million for the prior year. Please note that the change in fair value of derivative instruments is determined in large part by the number of warrants outstanding and the change in the closing price of our Common Stock as of the end of the year, as compared to the closing price at the beginning of the year, with a strong inverse relationship between derivative revenues and increases in the closing price of our Common Stock.

As a result of the foregoing, our net income from operations before the net benefit from sale of state net operating loss credits for the year ended March 31, 2017 was $1.9 million, compared to a net loss of ($1.2) million for the prior year.

Net benefit from sale of state net operating loss credits

During the year ended March 31, 2017, Elite Labs, a wholly owned subsidiary of Elite, received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits. The Company sold the net tax benefits approved for total net proceeds of $1.9 million, compared to $0.5 million for the prior year.

Change in value of Convertible Preferred Share Mezzanine Equity

Changes in the value in our Series I convertible preferred stock, which is included in the calculation of net income (loss) attributable to common shareholders resulted in an increase in net income of $20.7 million for the year ended March 31, 2017, as compared to an increase in net loss of $9.3 million for the prior year. Accordingly, net income attributable to common shareholders for the year ended March 31, 2017 was a net income of $24.5 million, compared to a net loss of ($10.0) million for the prior year.

Liquidity and Capital Resources

Capital Resources

	March 31,
	2018	2017	Change
Current assets	$13,702,401	$18,412,720	$(4,710,319)
Current liabilities	5,114,704	3,344,746	1,769,958
Working capital	8,587,697	15,067,974	(6,480,277)

The Company considers cash and working capital balances as several of the factors the Company uses in evaluating its performance, without limitation. As of March 31, 2018, the Company had cash on hand of $7.2 million and a working capital surplus of $8.6 million. The Company believes that such resources, combined with the Company’s access to the equity line with Lincoln Park Capital (see below), are sufficient to fund operations through the current operating cycle. For the year ended March 31, 2018, the Company had losses from operations totaling ($9.1) million, net other income totaling $4.3 million and net loss of ($3.7) million. In addition, there were no changes in the carrying value of preferred share mezzanine equity for the year ended March 31, 2018 as compared to an increase of $20.7 million in the prior fiscal year, with such amount being charged to net income (loss) available to common shareholders. Please note that the Company’s other income (expenses) and net income (loss) available to common shareholders are significantly influenced by the fluctuations in the fair value of warrant derivatives, change in carrying value of convertible preferred share mezzanine equity; such fair values bear a strong inverse correlation to the market share price of the Company’s Common Stock.

Our working capital (total current assets less total current liabilities) decreased by $6.5 million from $15.1 million as of March 31, 2017 to $8.6 million as of March 31, 2018, with such decrease being primarily related to the loss from operations of $9.1 million, combined with a $1.8 million increase in current liabilities and purchases of fixed assets and intellectual property costs totaling $0.3 million.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2019, due in large part to its plans to conduct clinical development and commercialization activities on a range of abuse deterrent opioid products, on an accelerated and simultaneous basis. Such activities require the investment of significant amounts in clinical trials, safety and efficacy studies, bioequivalence studies, product manufacturing, regulatory expertise and filings, as well as investments in manufacturing and lab equipment and software. In order to finance these significant expenditures, the Company entered into a new purchase agreement with Lincoln Park Capital Fund, with such agreement providing the Company with an equity line totaling $40.0 million. We believe this amount of financing, if received, is sufficient to fund the commercialization of the abuse deterrent opioid products identified. Please see below for further details on the financing transactions with Lincoln Park.

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

Summary of Cash Flows:

	Years Ended March 31,
	2018	2017	2016
Net cash used in operating activities	$(4,809,191)	$(7,883,861)	$(2,765,421)
Net cash used in investing activities	(277,332)	(1,104,976)	(1,948,829)
Net cash provided by financing activities	1,671,067	8,071,351	8,762,249

Year Ended March 31, 2018

Net cash used in operating activities for the year ended March 31, 2018 was $4.8 million, which included a net loss of ($3.7) million, and changes in operating assets and liabilities of $0.9 million. The changes in the balance of assets and liabilities include decreases in account receivables and inventory of $0.3 million and $1.5 million, respectively, which result in a net increase in cash offset by decreases in deferred revenues of $1.0 million, accounts payables, other current liabilities and prepaid expenses and other current assets of $0.5 million, each of which result in a net decrease in cash. These instances of decreases in cash are offset by change in non-cash compensation accrued of $0.9 million, non-cash change in fair value of derivative financial instruments – warrants of $4.7 million, and non-cash compensation from the issuance of common stock of $0.2 million.

Net cash used in investing activities for the year ended March 31, 2018 was $0.3 million, which primarily was for the purchases of property and equipment and intellectual property costs.

Net cash provided by financing activities for the year ended March 31, 2018 was $1.7 million. This consisted of proceeds from the sale of common stock to Lincoln Park Capital of $2.0 million, proceeds from cash warrants and options exercises of $0.4 million; offset by $0.5 million in loan principal payments, including repayment of an NJEDA Bonds of $0.1 million.

Overall, as a result of the foregoing, the Company had a net decrease in cash of $3.4 million during the year ended March 31, 2018.

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

Net cash provided by financing activities for the year ended March 31, 2017 was $8.1 million. This consisted of proceeds from the sale of common stock to Lincoln Park Capital of $7.6 million, proceeds from cash warrant and options exercises of $1.9 million; offset by $1.3 million in bond and loan principal payments, including repayment of a related party line of credit of $0.7 million.

Overall, as a result of the foregoing, the Company had a net decrease in cash of $0.9 million during the year ended March 31, 2017.

Year Ended March 31, 2016

Net cash used in operating activities for the year ended March 31, 2016 was $2.8 million, which included a net loss of ($0.7) million. This decrease in cash is offset by changes in operating assets and liabilities of $1.9 million. The changes in the balance of assets and liabilities include a decrease in account receivables and prepaid expenses totaling $0.2 million, and an increase in deferred revenues of $4.2 million, each of which result in a net increase in cash, offset by increases in inventories of $0.3 million and decreases in accounts payables and other current liabilities of $2.2 million, each of which result in a net decrease in cash. In addition, there was a non-cash change in the fair value of derivative financial instruments – warrants of $7.4 million, change in non-cash compensation accrued of $0.6 million, and non-cash compensation from the issuance of common stock of $0.3 million.

Net cash used in investing activities for the year ended March 31, 2016 was $1.9 million, which primarily was for the purchases of property and equipment.

Net cash provided by financing activities for the year ended March 31, 2017 was $8.8 million. This consisted of proceeds from the sale of common stock to Lincoln Park Capital of $6.2 million, proceeds from cash warrant and options exercises of $3.0 million; offset by $0.4 million in bond and loan principal payments.

Overall, as a result of the foregoing, the Company had a net increase in cash of $4.0 million during the year ended March 31, 2016.

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

In connection with the 2017 LPC Purchase Agreement, we issued to Lincoln Park 5,540,551 shares of Common Stock and we are required to issue up to 5,540,551 additional shares of Common Stock pro rata as we require Lincoln Park to purchase our shares under the Purchase Agreement over the term of the agreement. Lincoln Park has represented to us, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)). We sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The 2017 LPC Purchase Agreement and the 2017 LPC Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. We have the right to terminate the 2017 LPC Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by us as to the appropriate sources of funding for us and our operations. There are no trading volume requirements or, other than the limitation on beneficial ownership discussed above, restrictions under the Purchase Agreement. Lincoln Park has no right to require any sales by us but is obligated to make purchases from us as we direct in accordance with the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

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

During the fiscal year ended March 31, 2018, the Company issued under the 2017 LPC Purchase Agreement 5,540,551 shares of its common stock as initial commitment shares, 277,009 shares of its common stock as additional commitment shares and sold 17,818,950 shares of its common stock for proceeds totaling $1,999,878.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $14,179 for the fiscal year ended March 31, 2018.

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

Exchange Agreement

On April 28, 2017, we entered into an exchange agreement (the “Exchange Agreement”) with Nasrat Hakim, our Chief Executive Officer, pursuant to which we issued to Mr. Hakim 24.0344 shares of our newly designated Series J Convertible Preferred Stock and Warrants to purchase an aggregate of 79,008,661 shares of our Common Stock in exchange for 158,017,321 shares of our common stock owned by Mr. Hakim. Please see “Item 13 Certain Relationships And Related Transactions, And Director Independence; Certain Related Person Transactions; Transactions with Nasrat Hakim and Mikah Pharma LLC” in Part III.

Contractual Obligations

The following table lists our enforceable and legally binding non-cancellable obligations as of March 31, 2018:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$2,535,649	$289,167	$571,037	$315,445	$1,360,000
Capital lease obligations	31,979	31,979	-	-	-
Operating lease obligations (1)	1,045,434	212,085	436,971	396,378	-
Purchase obligations	-	-	-	-	-
Interest expense	1,075,335	173,503	269,796	197,511	434,525
Other Long-Term Liabilities	-	-	-	-	-

(1)	Consists of lease payments pursuant to the operating lease for 135 Ludlow Ave for a period, exclusive of taxes and insurance, expiring on December 31, 2021. The lease also includes an additional five-year option, exercised at the sole discretion of the Company and at fixed rates, which are defined in the lease. Due to the relevance to the Company’s operations, of the facility at 135 Ludlow Avenue, the Company expects to exercise the first five-year option. If such option were to be exercised, a new contractual obligation would be created, with payments totaling $1.2 million, exclusive of real estate taxes and insurance, over the full five-year term of the option period.

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

Cybersecurity

As of March 31, 2018, the Company had no reportable incidents of cybersecurity.

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

As of March 31, 2018, the Company did not identify any indicators of impairment.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework and additional quantitative disclosures regarding contract balances and remaining performance obligations. ASU No. 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.

On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. The Company has completed its assessment and has determined that this standard will have no material impact on its financial position or results of operations, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. On April 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and for all open contracts and related amendments as of April 1, 2018 using the modified retrospective method. Results for reporting periods beginning after April 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

From March 2016 through December 2017, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606):Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These amendments are intended to improve and clarify the implementation guidance of Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 and ASU No. 2015-14.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is effective for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is currently evaluating the effects of ASU 2016-02 on its audited consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the effects of ASU 2016-15 on its audited consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the effects of ASU 2016-18 on its audited consolidated financial statements.

In January 2017, the FASB issued ASU No 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effects of ASU 2017-04 on its audited consolidated financial statements.

In May 2017, the FASB issued ASU No 2017-09 Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2017-09 on its audited consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its audited consolidated financial statements and related disclosures.

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

We maintain all of our cash, cash equivalents and restricted cash in two financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions. However, no assurances can be given that the third-party institutions will retain acceptable credit ratings or investment practices.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and filed as a part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, with such assessment being pursuant to the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment, we determined that, based on those criteria, as of March 31, 2018, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has also issued its report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. This report appears on page F-1 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the year-ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

Name	Age	Position	Director/Officer Since	Director Tier
Nasrat Hakim	57	President, Chief Executive Officer and Director	August 2013	III
Barry Dash, Ph. D.	87	Director	April 2005	II
Jeffrey Whitnell	62	Director	October 2009	III
Eugene Pfeifer (1)	78	Director	April 2016	I
Davis Caskey	70	Director	April 2016	I
Carter J. Ward	54	Chief Financial Officer, Secretary and Treasurer	July 2009
Douglas Plassche	54	Executive Vice President of Operations	August 2013

(1)	Mr. Pfeifer was a Director of the Company from April 2016 until his passing on June 10, 2018

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

Jeffrey Whitnell

Jeffrey Whitnell has served as a Director since October 23, 2009, Chairman of the Audit Committee, member of the Compensation Committee since October 2009 and designated by the Board as an “audit committee financial expert” as defined under applicable rules under the Exchange Act. Since April 2015, Mr. Whitnell has provided financial advisory services, primarily to the healthcare industry, including LifeWatch Services, where he served as the Vice President, Finance & Controller. From June2010 to March 2015, Mr. Whitnell was the Chief Financial Officer for ReliefBand Medical Technologies, a medical device company. From June 2009 to June 2010, Mr. Whitnell provided financial advisory services to various healthcare companies, including ReliefBand Medical Technologies. From June 2004 to June 2009, Mr. Whitnell was Chief Financial Officer and Senior Vice President of Finance at Akorn, Inc. From June 2002 to June 2004, Mr. Whitnell was Vice President of Finance and Treasurer for Ovation Pharmaceuticals. From 1997 to 2001, Mr. Whitnell was Vice President of Finance and Treasurer for MediChem Research. Prior to 1997, Mr. Whitnell held various finance positions at Akzo Nobel and Motorola. Mr. Whitnell began his career as an auditor with Arthur Andersen & Co. He is a certified public accountant and holds an M.B.A. in Finance from the University of Chicago Booth School of Business and a B.S. in Accounting from the University of Illinois. Mr. Whitnell’s qualifications as an accounting and audit expert provide specific experience to serve as a director for the Company.

Eugene Pfeifer

Eugene Pfeifer has served as a Director from April 2016 and a member of the Nominating Committee and Compensation Committee from September 2016, until his passing on June 10, 2018. Mr. Pfeifer brought with him more than 45 years of regulatory and trade experience, most recently having served as a law partner at King & Spalding in Washington DC from 1986 to 2009 and prior to that as a law partner at the Burditt, Bowles & Radzius from 1980 to 1985. Since retiring from legal practice in 2009, Mr. Pfeifer worked as a consultant to companies, including consultation for the Company, by providing his expertise regarding FDA and FTC issues. Among his many accomplishments, he was a major participant in the development of the Drug Price Competition and Patent Term Restoration Act of 1984 and provided strategic counseling to companies affected by that statue. In addition, he has provided regulatory advice and representation on a wide variety of FDA, FTC, and DEA regulated activities, including product approval, advertising, promotion, and compliance issues, with such also being provided to the Company on a consulting basis, in addition to Mr. Pfeifer’s services as a Director and committee member.

Prior to working at Burditt, Bowles and Radzius, Mr. Pfeifer served from 1974 to 1975 in the General Counsel's office of the Federal Trade Commission, where he represented the FTC in Federal Court to enjoin violations of the Federal Trade Commission Act and served ten years in the Chief Counsel's Office at the FDA as Associated Chief Counsel for Enforcement, Associate Chief Counsel for Drugs and Deputy Chief Counsel for Regulations and Hearings. During his tenure at the FDA, he was the FDA's lead litigator and Appellate Court advocate, and he briefed the FDA's cases before the Supreme Court. Mr. Pfeifer is a graduate of Brown University and the Georgetown University Law Center. Mr. Pfeifer’s qualifications and extensive experience in the areas of regulatory affairs, legislation, and FDA representation, led the Board to conclude that Mr. Pfeifer is qualified to be a member of the Company’s Board of Directors.

Mr. Pfeifer passed away on June 10, 2018. The Company has not yet nominated his replacement.

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

Committees of the Board

The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating Committee.

Audit Committee

During Fiscal 2018, the members of the Audit Committee were Jeffrey Whitnell (Chairman of the Audit Committee), Dr. Barry Dash. Davis Caskey and Nasrat Hakim. We deem Messrs. Whitnell, Dash, and Caskey to be independent and Mr. Whitnell to be qualified as an audit committee financial expert. The Board of Directors has determined that Messrs. Whitnell, Dash and Caskey are independent directors as (i) defined in Rule 10A-3(b)(1)(ii) under the Exchange Act and (ii) under Sections 803A(2) and 803B(2)(a) of the NYSE MKT LLC Company Guide (although our securities are not listed on the NYSE MKT LLCE or any other national exchange).

Nominating Committee

During Fiscal 2018, the members of the Nominating Committee were Nasrat Hakim (Chairman of the Nominating Committee), Dr. Barry Dash, Eugene Pfeifer and Davis Caskey. There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our last Annual Report on Form 10-K. Please note that Mr. Pfeifer passed away on June 10, 2018. The Company has not yet nominated his replacement.

Compensation Committee

During Fiscal 2018, the members of the Compensation Committee were Dr. Barry Dash (Chairman of the Compensation Committee), Jeffrey Whitnell, Eugene Pfeifer, Davis Caskey and Nasrat Hakim. Please note that Mr. Pfeifer passed away on June 10, 2018. The Company has not yet nominated his replacement.

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

Role of the Compensation Committee

The Company formed the Compensation Committee in June 2007. Since the formation of the Compensation Committee all elements of the executives’ compensation are determined by the Compensation Committee, which currently is comprised of four independent non-employee directors, and one director who is also the Company’s Chief Scientific Officer. However, the Compensation Committee’s decisions concerning the compensation of the Company’s Chief Executive Officer are subject to ratification by the independent directors of the Board of Directors. From September 2016 to June 2018, the members of the Compensation Committee were Dr. Barry Dash (Chairman of the Compensation Committee), Jeffrey Whitnell, Eugene Pfeiffer, Davis Caskey and Nasrat Hakim. Mr. Pfeifer passed away on June 10, 2018 and the Company has not yet nominated a replacement. The Committee operates pursuant to a charter. Under the Compensation Committee charter, the Compensation Committee has authority to retain compensation consultants, outside counsel, and other advisors that the committee deems appropriate, in its sole discretion, to assist it in discharging its duties, and to approve the terms of retention and fees to be paid to such consultants. The Compensation Committee did not engage any advisors.

Named Executive Officers

The named executive officers for the fiscal year ended March 31, 2018 were:

•	Nasrat Hakim, Chief Executive Officer, and President for the full year;
•	Carter J. Ward, Chief Financial Officer, Secretary, and Treasurer for the full year;
•	Douglas Plassche, Executive Vice President for the full year.

These individuals are referred to collectively as the “Named Executive Officers”.

We also had one key employee during the fiscal year ended March 31, 2018 - George Kenneth Smith.

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

Post-Termination/Change of Control Compensation

Pursuant to his employment agreement, Nasrat Hakim, our Chief Executive Officer, is entitled to a payment in an amount equal to two year’s base annual salary in effect upon the date of termination, less applicable deductions, and withholdings, payable in Common Stock upon a Change of Control (as defined in the Hakim Employment Agreement). For more detailed information, please see “Agreements with Named Executive Officers” below.

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

Douglas Plassche

On July 20, 2013, the Company entered into an employment agreement with Mr. Douglas Plassche (the “Plassche Employment Agreement”). Pursuant to the Plassche Employment Agreement, Mr. Plassche serves as an at-will employee, in the position of Vice President of Operations, commencing on August 12, 2013. The Plassche Employment Agreement includes a total base compensation of $236,000, consisting of $211,000 being paid in accordance with the Company’s payroll practices and $25,000 being paid by the issuance of restricted shares of Common Stock in lieu of cash. Mr. Plassche is also eligible for an annual bonus in cash and/or equity-based awards for up to an equivalent of 30% of base salary, with such annual bonus being granted based upon the achievement of agreed milestones and at the discretion of the Company and its Chief Executive Officer. In addition, pursuant to the Plassche Employment Agreement, he was granted options to purchase 3,000,000 shares of Common Stock, at a price of $ 0.07 per share, (the closing price of the Common Stock on the date of the Plassche Employment Agreement). The options were issued pursuant to the 2004 Employee Stock Option Plan and vest over a period of three years with the vesting period commencing one year from the date of issuance.

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

Options Exercised and Stock Vested

No options have been exercised by our Named Executive Officers during the 2018 Fiscal Year.

Options to purchase an aggregate of 500,000 shares of Common Stock and issued to Named Executive Officers in prior fiscal years vested during Fiscal 2018.

Pension Benefits

We do not provide pension benefits to the Named Executive Officers.

Nonqualified Deferred Compensation

We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change of Control

We do not presently provide the Named Executive Officers with any plan or arrangement, other than those that may be contained in the employment contracts of Mr. Nasrat Hakim, Mr. Douglass Plassche, and Mr. George Kenneth Smith, as disclosed above, in connection with any termination, including, without limitation, through retirement, resignation, severance, or constructive termination (including a change in responsibilities) of such Named Executive Officer’s employment with the Company.

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

Compensation of named executive officers:

Name and Principal Position	Fiscal Year		Salary (1) ($)		Bonus (1) ($)		Option Awards (1) ($)	All Other Compensation (1) ($)		Total ($)
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors
	2018	(1)	500,000	(2)	500,000	(3)	—	18,000	(4)	1,018,000
	2017	(1)	500,000	(2)	500,000	(3)	—	18,000	(4)	1,018,000
	2016	(1)	387,500	(2)	387,500	(3)	—	18,000	(4)	793,000

Carter J. Ward, Chief Financial Officer
	2018	(1)	192,816	(5)	25,000	(6)	—	—		217,816
	2017	(1)	192,816	(5)	—		—	—		192,816
	2016	(1)	187,668	(5)	30,000	(6)	—	—		217,668

Douglas Plassche, Executive Vice President
	2018	(1)	253,552	(7)	75,000	(8)	—	6,000	(4)	334,552
	2017	(1)	253,552	(7)	76,066	(8)	—	6,000	(4)	335,618
	2016	(1)	244,613	(7)	73,140	(8)	—	6,000	(4)	323,753

George Kenneth Smith, Vice President
	2018	(1)	412,000	(9)	—		—	—		412,000
	2017	(1)	412,000	(9)	—		—	—		412,000
	2016	(1)	401,000	(9)	—		—	—		401,000

(1)	Represents amounts paid or accrued for the fiscal years ended March 31, 2018, 2017, and 2016, respectively.
(2)	Represents total salaries paid or accrued to Mr. Hakim pursuant to the Hakim Employment Agreement, with such amounts to be paid via the issuance of Common Stock in lieu of cash.
No Common Stock have been issued to Mr. Hakim in payment of salaries due for Fiscal 2018. A total of 4,329,135 shares of Common Stock are due and owing to Mr. Hakim in relation to salaries earned by Mr. Hakim during Fiscal 2018. A total of 1,832,626 shares of Common Stock have been issued and an additional 845,004 shares are due and owing to Mr. Hakim in relation to salaries earned by Mr. Hakim during Fiscal 2017. In aggregate, a total of 5,174,139 shares of Common Stock are due and owing to Mr. Hakim for salaries earned during Fiscal 2018 and Fiscal 2017. A total of 1,445,445 shares of Common Stock have been issued to Mr. Hakim in full payment of salaries earned by Mr. Hakim during Fiscal 2016.

(3)	Represents bonuses paid or accrued to Mr. Hakim pursuant to the Hakim Employment Agreement, with amounts accrued for periods prior to January 1, 2016 being paid via the issuance of Common Stock in lieu of cash and amounts accrued for periods subsequent to January 1, 2016 to be paid in accordance with the Company’s payroll practices.
Bonus earned by Mr. Hakim during Fiscal 2018 was accrued and is owing to Mr. Hakim. A total of $375,000 of bonuses earned by Mr. Hakim during Fiscal 2017 was paid in accordance with the Company’s payroll practices, with the balance of $125,000 in bonuses earned by Mr. Hakim during Fiscal 2017 being accrued and owing to Mr. Hakim. In aggregate, bonuses totaling $625,000 earned by Mr. Hakim during Fiscal 2018 and Fiscal 2018 are accrued and owing. Pursuant to the Hakim Employment Agreement, these bonuses are to be paid in accordance with the Company’s payroll practices. A total of 1,061,079 shares of Common Stock were issued to Mr. Hakim in payment of bonuses totaling $262,500 accrued during Fiscal 2016. The remaining $125,000 in bonuses owed to Mr. Hakim for Fiscal 2016 was paid in accordance with the Company’s payroll practices.
(4)	Represents amounts paid for auto allowances.
(5)	Represents salaries earned by Mr. Ward pursuant to the Ward Employment Agreement.
Fiscal 2018 salaries consist of $162,816 being paid in accordance with the Company’s payroll practices and $30,000 being paid via the issuance of 191,360 shares of Common Stock in lieu of cash with an additional 68,389 shares of Common Stock being owed. Fiscal 2017 salaries consist of $162,816 being paid in accordance with the Company’s payroll practices and $30,000 being paid via the issuance of 160,658 shares of Common Stock in lieu of cash. Fiscal 2016 salaries consist of $157,668 being paid in accordance with the Company’s payroll practices and $30,000 being paid via the issuance of 114,012 shares of Common Stock in lieu of cash.
(6)	Discretionary cash bonuses awarded by the Chief Executive Officer.
Bonus awarded during Fiscal 2018 was accrued as of March 31, 2018 and paid in April 2018 in accordance with the Company’s payroll practices.
(7)	Represents salaries earned by Mr. Plassche pursuant to the Plassche Employment Agreement.
Fiscal 2018 salaries consist of $228,552 being paid in accordance with the Company’s payroll practices and $25,000 being paid via the issuance of 159,467 shares of Common Stock in lieu of cash, with an additional 56,991 shares of Common Stock being owed. Fiscal 2017 salaries consist of $228,552 being paid in accordance with the Company’s payroll practices and $25,000 being paid via the issuance of 133,881 shares of Common Stock in lieu of cash. Fiscal 2016 salaries consist of $219,613 being paid in accordance with the Company’s payroll practices and $25,000 being paid via the issuance of 95,009 shares of Common Stock in lieu of cash.
(8)	Cash bonuses paid pursuant to the Plassche Employment Agreement.
Bonus awarded during Fiscal 2018 was accrued as of March 31, 2018 and paid in April 2018 in accordance with the Company’s payroll practices.
(9)	Represents salaries earned by Mr. Smith pursuant to the Smith Employment Agreement.
Fiscal 2018 salaries consist of $162,000 being paid in accordance with the Company’s payroll practices and $250,000 being paid via the issuance of 1,594,661 shares of Common Stock in lieu of cash with an additional 569,905 shares of Common stock being owed. Fiscal 2017 salaries consist of $162,000 being paid in accordance with the Company’s payroll practices and $250,000 being paid via the issuance of 1,338,815 shares of Common Stock in lieu of cash. Fiscal 2016 salaries consist of $151,800 being paid in accordance with the Company’s payroll practices and $250,000 being paid via the issuance of 950,097 shares of Common Stock in lieu of cash.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of the rest of our employees for the fiscal year ended March 31, 2018.

The annual total compensation for Mr. Nasrat Hakim, our Chief Executive Officer, as reported in the compensation table above was $1,018,000. Mr. Hakim’s annual compensation consists of $500,000 in salary, $500,000 in bonus and $18,000 in car allowance. To date, neither the salary or the bonus has been paid to Mr. Hakim, in accordance with Mr. Hakim’s instructions to defer such payments to a later, undetermined date. When paid, a total of 4,329,135 shares of Common Stock will be issued in lieu of cash for salaries due to Mr. Hakim and the bonus will be paid in accordance with the Company’s payroll practices.

The median annual total compensation of our employees, exclusive of our Chief Executive Officer was $60,631. To determine our median employee, we identified each individual employed by us at any time, whether employed on a full-time or part-time basis, during the twelve-month period ended March 31, 2018. Employee compensation was based on payroll records, with compensation for part-time employees and for employees that were employed by us for less than the full twelve-month period being adjusted to the full-time, full-year equivalent, to ensure that all amounts included in the ratio calculation represented equal employment status and periods of earning.

Based on the foregoing, the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee was approximately 16.8 to 1.

We believe that this pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. The SEC rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Outstanding Equity Awards at March 31, 2018

Name	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Options Exercise Price ($)	Option Expiration Date
Carter Ward	200,000	-	-	0.10	1/17/2020
Carter Ward	150,000	-	-	0.12	6/19/2022
Douglas Plassche	3,000,000	-	-	0.07	7/23/2023
George Kenneth Smith	1,500,000	-	-	0.29	10/20/2024

The following table sets forth information concerning director compensation for the year ended March 31, 2018:

Name	Fees Earned or Paid In Cash (1) ($)		Stock Awards (1) ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Barry Dash (2)	10,000	(3)	20,000	(4)	-	-	-	-	30,000
Jeffrey Whitnell (2)	10,000	(3)	20,000	(4)	-	-	-	-	30,000
Eugene Pfeifer (2)(5)	10,000	(3)	20,000	(4)	-	-	-	-	30,000
Davis Caskey (2)	10,000	(3)	20,000	(4)	-	-	-	-	30,000

(1)	Please refer to the section below titled “Director Fee Compensation” for details on the Company’s director fee compensation policy.

(2)	Amounts represent Director compensation earned during the fiscal year ended March 31, 2018.

(3)	$7,500 of this amount was paid in March 2018 and $2,500 is owed and expected to be paid on or before March 31, 2019.

(4)	A total of 127,574 shares of Common Stock were issued and 45,592 shares of Common Stock are due and owing to Dr. Dash, Mr. Whitnell, Mr. Pfeifer and Mr. Caskey for Director’s fees that are paid via the issuance of Common Stock and earned during Fiscal 2018.

(5)	Mr. Pfeifer passed away on June 10, 2018.

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

Members of the Board of Directors during the fiscal years ended March 31, 2018 and March 31, 2017 did not receive any options or equity compensation for serving as directors other than shares of Common Stock earned in lieu of cash in relation to Director fees due.

Other

The Company’s Articles of Incorporation provide for the indemnification of each of the Company’s directors to the fullest extent permitted under Nevada General Corporation Law.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 7, 2018 (except as otherwise indicated), regarding beneficial ownership of our Common Stock and our Series J Preferred Stock by (i) each person who is known by us to own beneficially more than 5% of each such class, (ii) each of our directors, (iii) each of our executive officers and (iv) all our directors and executive officers as a group. As of June 7, 2018, we had 803.6 million shares of Common Stock outstanding (exclusive of 0.1 million treasury shares) and 24.0344 shares of Series J Preferred Stock outstanding. On any matter presented to the holders of our Common Stock for their action or consideration at any meeting of our Shareholders, each share of Common Stock entitles the holder to one vote and each share of Series J Preferred Stock entitles the holder to the number of votes equal to the number of shares of Common Stock into which such share of Series J Preferred Stock is convertible (6,574,631 shares of Common Stock per whole share of Series J Preferred Stock).

As used in the table below and elsewhere in this report, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following June 7, 2018. Except as otherwise indicated, the Shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

	Amount and Nature of Beneficial Ownership				Percent (%) of Voting
Name and Address Of Beneficial Owner of Common Stock	Common Stock		Series J Preferred Stock		Securities Beneficially Owned (11)
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors*	16,971,700	(1)	24.0344	(2)	18.2%

Barry Dash, Director*	1,461,603	(3)			**	%

Jeffrey Whitnell, Director*	1,413,068	(4)			**	%

Eugene Pfeifer, Director*	275,484	(5)			**	%

Davis Caskey, Director*	279,006	(6)			**	%

Carter J. Ward, Chief Financial Officer *	4,190,308	(7)			**	%

Douglas Plassche, Executive Vice President *	3,554,587	(8)			**	%

Ashok Nigalaye, Former Director	50,115,539	(9)			5.2%

All Directors and Officers as a group	28,145,756	(10)	24.0344	(2)	19.4%

* The address is c/o Elite Pharmaceuticals Inc., 165 Ludlow Avenue, Northvale, NJ 07647.

** Less than 1%

(1)	Includes 11,797,561 shares of Common Stock held as per the most recent Form 4 filing, and 5,174,139 shares of Common Stock due and owing to Mr. Hakim as of March 31, 2018 (the latest practicable date) for compensation earned pursuant to Mr. Hakim’s employment agreement with the Company. Excludes warrants to purchase 79,008,661 shares of Common Stock which are not currently exercisable.
(2)	Series J Preferred Stock has an aggregate of 158,017,321 voting rights.
(3)	Includes 1,416,011 shares of Common Stock held as per the most recent Form 4 filing and 45,592 shares of Common Stock due and owing to Dr. Dash as of March 31, 2018 (the latest practicable date) for Directors fees accrued as of such date.
(4)	Includes 1,367,476 shares of Common Stock held as per the most recent Form 4 filing and 45,592 shares of Common Stock due and owing to Mr. Whitnell as of March 31, 2018 (the latest practicable date) for Directors fees accrued as of such date.
(5)

Mr. Pfeifer passed away on June 10, 2018.

Includes 229,892 shares of Common Stock held as per the most recent Form 4 filing and 45,592 shares of Common Stock due and owing to Mr. Pfeifer as of March 31, 2018 (the latest practicable date) for Directors fees accrued as of such date.

(6)	Includes 233,414 shares of Common Stock held as per the most recent Form 4 filing and 45,592 shares of Common Stock due and owing to Mr. Caskey as of March 31, 2018 (the latest practicable date) for Directors fees accrued as of such date.
(7)	Includes 3,771,919 shares of Common Stock held and 68,389 shares of Common Stock due and owing to Mr. Ward as of March 31, 2017 (the latest practicable date) for salaries earned pursuant to Mr. Ward’s employment agreement with the Company, and vested options to purchase 350,000 shares of Common Stock.
(8)	Includes 487,596 shares of Common Stock held as per the most recent Form 4 filing, 56,991 shares of Common Stock due and owing to Mr. Plassche as of March 31, 2017 (the latest practicable date) for salaries earned pursuant to Mr. Plassche’s employment agreement with the Company, and vested options to purchase 3,000,000 shares of Common Stock.
(9)	Dr. Nigalaye resigned on June 5, 2015. Address is c/o Granulation Technology Inc. 12 Industrial Road, Fairfield, NJ 07004. Includes 50,115,539 shares of Common Stock held with the Company’s transfer agent in account(s) that is (are) beneficially owned by Dr. Nigalaye.
(10)	Relates only to current directors and officers. Includes 19,303,869 shares of Common Stock held, as per the applicable most recent Form 3 or Form 4 filings, 5,481,887 shares of Common Stock due and owing as of March 31, 2018 (the latest practicable date) for director’s fees and salaries accrued as of such date, and vested options to purchase 3,350,000 shares of Common Stock. Excludes warrants to purchase 79,008,661 shares of Common Stock which are not currently exercisable and 24.0344 Series J Preferred Convertible Shares.
(11)	The denominator includes 158,017,321 votes attributable to the outstanding Series J Preferred Stock. Accordingly, the percentage of Common Stock beneficially owned by each Owner listed in the table other than Mr. Hakim is slightly greater than the percentage listed in this column.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Related Person Transactions

Transactions with Nasrat Hakim and Mikah Pharma LLC

On August 1, 2013, Elite Labs executed an asset purchase agreement (the “Mikah Purchase Agreement”) with Mikah Pharma and acquired from Mikah a total of 13 ANDAs consisting of 12 ANDAs approved by the FDA and one ANDA under active review with the FDA, and all amendments thereto (the “Acquisition”) for aggregate consideration of $10,000,000, inclusive of imputed interest payable pursuant to a non-interest bearing, secured convertible note due in August 2016 (the “Mikah Note”). The Mikah Note was amended on February 7, 2014 to make it convertible into shares of the Company’s Series I Convertible Preferred Stock.

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

On August 16, 2016, Mikah converted all 100 shares of Series I Preferred Stock for 142,857,143 shares of Common Stock.

On August 27, 2010, Elite executed an asset purchase with Mikah (the “Naltrexone Agreement”). Pursuant to the Naltrexone Agreement, Elite acquired from Mikah the Abbreviated New Drug Application number 75-274 (Naltrexone Hydrochloride Tablets USP, 50 mg), and all amendments thereto (the “Naltrexone Hydrochloride ANDA”), that have to date been filed with the FDA seeking authorization and approval to manufacture, package, ship and sell the products described in the Naltrexone Hydrochloride ANDA within the United States and its territories (including Puerto Rico) for aggregate consideration of $200,000. In lieu of cash, Mikah agreed to accept from Elite product development services to be performed by Elite and entered into a Development and License Agreement dated August 27, 2010 between the Company and Mikah (the “Mikah Development Agreement”). A current report on form 8-K was filed on August 27, 2010 in relation to this announcement, such filing being incorporated herein by this reference. Please also refer to exhibit 10.5 of the Quarterly Report on Form 10-Q filed with SEC on November 15, 2010, such filing being incorporated herein by this reference.

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

On April 28, 2017, Elite entered into an exchange agreement with Nasrat Hakim, pursuant to which the Company issued to Mr. Hakim 24.0344 shares of its newly designated Series J Convertible Preferred Stock (“Series J Preferred”) and Warrants to purchase an aggregate of 79,008,661 shares of Common Stock (the “Series J Warrants”) and, along with the Series J Preferred issued to Mr. Hakim, the “Securities”) in exchange for 158,017,321 shares of our common stock owned by Mr. Hakim.

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

Strategic Alliance Agreement/Transactions with Epic Pharma LLC and Epic Investments LLC

On March 18, 2009, the Company entered into the Epic Strategic Alliance Agreement with Epic Pharma, LLC and Epic Investments, LLC, a subsidiary controlled by Epic Pharma LLC. For more information on the Epic Strategic Alliance Agreement please see our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009 and June 5, 2009, which disclosures are incorporated herein by reference. Ashok G. Nigalaye, Jeenarine Narine and Ram Potti, each were elected as members of our Board of Directors, effective June 24, 2009, as the three directors that Epic was entitled to designate for appointment to the Board pursuant to the terms of the Epic Strategic Alliance Agreement. Mr. Potti resigned from his position as Director of the Company on December 31, 2012, Dr. Nigalaye resigned as a Company Director on June 5, 2015 and Mr. Narine resigned from his position as Director of Company on April 7, 2016. Messrs. Nigalaye, Narine and Potti were also officers of Epic Pharma, LLC, in the following capacities:

•	Mr. Nigalaye, Chairman and Chief Executive Officer of Epic Pharma, LLC;
•	Mr. Narine, President and Chief Operating Officer of Epic Pharma, LLC; and,
•	Mr. Potti, Vice President of Epic Pharma, LLC.

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

Manufacturing and Licensing Agreement with Epic Pharma LLC

The Company has entered into two agreements with Epic which may constitute agreements with a related party due to the management of Epic including a member on our Board of Directors at the time such agreements were executed.

On June 4, 2015, the Company entered into the 2015 Epic License Agreement. Please see “Item I Business; Licensing, Manufacturing and Development Agreements; Sales and Distribution Licensing Agreement with Epic Pharma LLC for SequestOx™” in Item I above.

On October 2, 2013, Elite executed the Epic Pharma Manufacturing and License Agreement. Please see “Item I Business; Licensing, Manufacturing and Development Agreements; Manufacturing and License Agreement with Epic Pharma LLC” in Item I above.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Buchbinder Tunick & Company LLP (“Buchbinder”).

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Buchbinder, for the audits of our financial statements and interim reviews of our quarterly financial statements.

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Audit Fees	$128,800	$117,000	$110,500
Audit-Related Fees	1,850	-	7,000
Tax Fees	7,000	7,000	12,200

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

The Audit Committee has determined that Buchbinder’s rendering of these audit-related services was compatible with maintaining auditor’s independence. The Board of Directors considered Buchbinder to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in Fiscal 2018.

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

(2) The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013 .

3.1(p)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(q)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

3.1(r)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.21	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.6	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.10	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.11	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.12	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.13	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.14	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.15	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.16	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.17	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.18	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.19	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.20	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.21	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.22	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.23	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.24	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.25	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013 , incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.26	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.27	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.28	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.29	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.30	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.31	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.33	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.34	February 7, 2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.35	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.36	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.37	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014 , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.38	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.39	January 19, 2015 Second Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 and First Amendment to the TPN-Elite Manufacturing and Supply Agreement dated September 21, 2012, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A for the period ended September 30, 2012, and filed with the SEC on November 17, 2016. Confidential Treatment granted with respect to portions of the Agreement.

10.40	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.41	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015 .

10.42	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on July 11, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.43	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.

10.44	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.45	August 9, 2016 Amendment to Manufacturing and Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011 incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016.

10.46	July 20, 2015 Third Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.47	Purchase Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.48	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.49	April 28, 2017 Exchange Agreement between the Company and Nasrat Hakim, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28. 2017.

10.50	May 2017 Trimipramine Acquisition Agreement from Mikah Pharma, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.51	May 2017 Secured Promissory Note from the Company to Mikah Pharma, incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.52	May 2017 Security Agreement between the Company to Mikah Pharma, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.53	May 2017 Assignment of Supply and Distribution Agreement between Dr. Reddy's Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.54	May 2017 Assignment of Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.55	Supply and Distribution Agreement between Dr. Reddy's Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.56	Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.57	Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. And Sungen dated July 6, 2017, incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.58	Second Amendment To Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. And Sungen Pharma, LLC, incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.59	First Amendment To Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. And Sungen Pharma, LLC, incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.60	May 29, 2018 License, Manufacturing and Supply Agreement with Glenmark Pharmaceuticals Inc. USA. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended

21	Subsidiaries of the Company**

23.1	Consent of Buchbinder Tunick & Company LLP, Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	On January 5, 2011, the Company changed its domicile from Delaware to Nevada. All corporate documents from Delaware have been superseded by Nevada corporate documents filed or incorporated by reference herein. All outstanding Delaware securities certificates are now outstanding Nevada securities certificates.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer

Dated: June 14, 2018

By:	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer

Dated: June 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nasrat Hakim	Chief Executive Officer, President and Chairman of the Board of Directors	June 14, 2018

/s/ Carter J. Ward	Chief Financial Officer, Treasurer, Secretary	June 14, 2018

/s/ Barry Dash	Director	June 14, 2018

/s/ Jeffrey Whitnell	Director	June 14, 2018

/s/ Davis Caskey	Director	June 14, 2018

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Elite Pharmaceuticals, Inc. and Subsidiary

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. and Subsidiary (the Company) as of March 31, 2018, and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three year period ended March 31, 2018, 2017 and 2016, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

Buchbinder Tunick & Company LLP

Little Falls, New Jersey 07424
June 14, 2018

We have served as the Company’s auditor since 2010

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (AUDITED)

	March 31,
	2018	2017
ASSETS
Current assets:
Cash	$7,179,237	$10,594,693
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	675,879	934,059
Inventory	4,898,001	6,415,966
Prepaid expenses and other current assets	949,284	468,002
Total current assets	13,702,401	18,412,720

Property and equipment, net of accumulated depreciation of $8,408,979 and $7,426,752, respectively	8,993,708	9,039,404

Intangible assets, net of accumulated amortization of $-0-, respectively	7,713,001	6,419,091

Other assets:
Restricted cash - debt service for NJEDA bonds	391,566	389,081
Security deposits	81,932	50,846
Total other assets	473,498	439,927

Total assets	$30,882,608	$34,311,142

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,658,137	$1,049,815
Accrued expenses	1,788,571	794,628
Deferred revenue, current portion	1,013,333	1,013,333
Bonds payable, current portion, net of bond issuance costs	75,822	70,822
Loans payable, current portion	578,841	416,148
Total current liabilities	5,114,704	3,344,746

Long-term liabilities:
Deferred revenue, net of current portion	1,252,223	2,265,557
Bonds payable, net of current portion and bond issuance costs	1,508,134	1,583,956
Senior secured promissory note - related party	1,200,000	-
Loans payable, net current portion	623,020	577,612
Derivative financial instruments – warrants	2,667,871	843,464
Other long-term liabilities	41,144	31,770
Total long-term liabilities	7,292,392	5,302,359

Total liabilities	12,407,096	8,647,105

Mezzanine equity

Series J convertible preferred stock; par value $0.01; 50 shares authorized, 24.0344 issued and outstanding as of March 31, 2018; 0 shares authorized, 0 issued and outstanding as of March 31, 2017	13,903,960	-

Shareholders' equity:
Common stock; par value $0.001; 995,000,000 shares authorized; 802,626,761 shares issued and 802,526,761 outstanding as of March 31, 2018; 928,031,448 shares issued and 927,931,448 outstanding as of March 31, 2017	802,629	928,034
Additional paid-in capital	146,602,502	163,896,410
Treasury stock; 100,000 shares as of March 31, 2018 and March 31, 2017; at cost	(306,841)	(306,841)
Accumulated deficit	(142,526,738)	(138,853,566)
Total shareholders' equity	4,571,552	25,664,037
Total liabilities, mezzanine equity and shareholders' equity	$30,882,608	$34,311,142

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS (AUDITED)

	Years Ended March 31,
	2018	2017	2016

Manufacturing fees	$5,199,006	$7,326,959	$8,002,866
Licensing fees	2,259,705	2,310,756	4,495,466
Total revenue	7,458,711	9,637,715	12,498,332
Cost of revenue	3,511,123	5,898,405	4,484,162
Gross profit	3,947,588	3,739,310	8,014,170

Operating expenses:
Research and development	9,621,365	8,301,693	12,428,783
General and administrative	2,332,289	2,083,226	2,903,178
Non-cash compensation through issuance of stock options	244,753	357,955	333,362
Depreciation and amortization	800,460	352,369	665,647
Total operating expenses	12,998,867	11,095,243	16,330,970

Loss from operations	(9,051,279)	(7,355,933)	(8,316,800)

Other income (expense):
Interest expense and amortization of debt issuance costs	(335,498)	(238,223)	(280,670)
Change in fair value of derivative instruments	4,650,266	9,525,103	7,394,006
Interest income	17,510	12,620	-
Other income, net	4,332,278	9,299,500	7,113,336

Income (loss) from operations before the benefit from sale of state net operating loss credits	(4,719,001)	1,943,567	(1,203,464)

Net benefit from sale of state net operating loss credits	1,045,829	1,867,614	520,452

Net (loss) income	(3,673,172)	3,811,181	(683,012)

Change in carrying value of convertible preferred share mezzanine equity	-	20,714,286	(9,285,715)

Net (loss) income attributable to common shareholders	$(3,673,172)	$24,525,467	$(9,968,727)

Basic (loss) income per share attributable to common shareholders	$(0.00)	$0.03	$(0.01)

Diluted loss per share attributable to common shareholders	$(0.01)	$(0.01)	$(0.01)

Basic weighted average Common Stock outstanding	796,069,419	838,665,804	673,905,485

Diluted weighted average Common Stock outstanding	798,169,419	844,506,245	673,905,485

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (AUDITED)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance at March 31, 2015	631,160,701	$631,162	$106,926,328	100,000	$(306,841)	$(141,981,735)	$(34,731,086)

Net loss						(683,012)	(683,012)

Change in value of convertible preferred mezzanine equity			(9,285,715)				(9,285,715)

Issuance of Common Stock pursuant to the exercise of cash warrants	48,283,968	48,284	2,969,464				3,017,748

Issuance of Common Stock pursuant to the exercise of cash options	112,500	113	23,638				23,751

Common Stock issued in payment of employee salaries	4,236,555	4,237	1,034,763				1,039,000

Common Stock issued in payment of Directors' Fees	408,892	409	99,662				100,071

Common Stock issued in payment of consulting expenses	97,467	97	23,903				24,000

Common Stock issued as commitment shares pursuant to the Lincoln Park purchase agreement	298,923	299	83,803				84,102

Costs associated with raising capital			(84,102)				(84,102)

Common Stock sold pursuant to the Lincoln Park purchase agreement	23,945,346	23,945	6,175,698				6,199,643

Non-cash compensation through the issuance of employee stock options			333,363				333,363

Milestone shares issued pursuant to EPIC Strategic Alliance Agreement	3,000,000	3,000	837,000				840,000

Balance at March 31, 2016	711,544,352	$711,546	$109,137,805	100,000	$(306,841)	$(142,664,747)	$(33,122,237)

Net income						3,811,181	3,811,181

Change in value of convertible preferred mezzanine equity			20,714,286				20,714,286

Issuance of Common Stock pursuant to the exercise of cash warrants	29,562,876	29,563	1,818,117				1,847,680

Issuance of Common Stock pursuant to the exercise of cash options	100,000	100	8,700				8,800

Common Stock issued in payment of employee salaries	3,633,397	3,634	819,117				822,751

Common Stock issued in payment of Directors' Fees	334,295	334	73,027				73,361

Common Stock issued in payment of consulting expenses	106,416	106	24,061				24,167

Common Stock issued as commitment shares pursuant to the Lincoln Park purchase agreement	366,118	366	82,595				82,961

Costs associated with raising capital			(121,587)				(121,587)

Common Stock sold pursuant to the Lincoln Park purchase agreement	39,526,851	39,527	7,553,762				7,593,289

Non-cash compensation through the issuance of employee stock options			357,955				357,955

Common Stock issued pursuant to the conversion of Series I Convertible Preferred Shares	142,857,143	142,858	23,428,572				23,571,430

Balance at March 31, 2017	928,031,448	$928,034	$163,896,410	100,000	$(306,841)	$(138,853,566)	$25,664,037

Net loss						(3,673,172)	(3,673,172)

Issuance of Common Stock pursuant to the exercise of cash warrants	5,658,295	5,658	347,985				353,643

Common Stock issued in payment of consulting expense	211,392	211	25,789				26,000

Common Stock issued in payment of employee salaries	2,460,941	2,461	302,539				305,000

Common Stock issued in payment of Directors' Fees	645,496	645	79,355				80,000

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	277,009	277	34,927				35,204

Common Stock issued as commitment shares pursuant to the Lincoln Park purchase agreement	5,540,551	5,541	914,191				919,732

Costs associated with raising capital			(1,004,892)				(1,004,892)

Common Stock sold pursuant to the Lincoln Park purchase agreement	17,818,950	17,819	1,982,059				1,999,878

Non-cash compensation through the issuance of employee stock options			244,753				244,753

Retirement of Common Stock	(158,017,321)	(158,017)	(20,220,614)				(20,378,631)

Balance at March 31, 2018	802,626,761	$802,629	$146,602,502	100,000	$(306,841)	$(142,526,738)	$4,571,552

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUITCALS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (AUDITED)

	Years Ended March 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,673,172)	$3,811,181	$(683,012)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	996,406	714,530	666,461
Change in fair value of derivative financial instruments - warrants	(4,650,266)	(9,525,103)	(7,394,006)
Non-cash compensation accrued	925,000	409,750	573,667
Salaries and Directors fees satisfied by the issuance of Common Stock	385,000	896,112	1,139,071
Consulting expenses paid via the issuance of Common Stock	26,000	24,167	24,000
Non-cash compensation from the issuance of Common Stock and options	244,753	357,955	333,363
Milestone shares issued pursuant to Epic Strategies Alliance Agreement	-	-	840,000
Non-cash rent expense	7,549	(17,374)	(22,996)
Non-cash lease accretion	1,828	1,721	1,621
Bad debt recovery	-	-	(117,095)
Change in operating assets and liabilities:
Accounts receivable	258,180	596,237	33,240
Inventory	1,517,965	(3,122,237)	(261,727)
Prepaid expenses and other current assets	(512,368)	(92,382)	160,076
Accounts payable, accrued expenses and other current liabilities	677,268	(925,088)	(2,211,414)
Deferred revenue and customer deposits	(1,013,334)	(1,013,330)	4,153,330
Net cash used in operating activities	(4,809,191)	(7,883,861)	(2,765,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(180,937)	(1,097,562)	(1,918,804)
Intellectual property costs	(93,910)	(7,292)	(30,025)
Restricted cash	(2,485)	(122)	-
Net cash used in investing activities	(277,332)	(1,104,976)	(1,948,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from cash warrant and options exercises	353,643	1,856,480	3,041,499
Proceeds and repayments of line of credit, related party - net	-	(718,309)	135,238
Other loan payments	(547,496)	(401,485)	(404,131)
Costs associated with raising capital	(49,957)	(38,624)	-
Payment of NJEDA Bonds	(85,001)	(220,000)	(210,000)
Proceeds from sale of Common Stock to Lincoln Park Capital	1,999,878	7,593,289	6,199,643
Net cash provided by financing activities	1,671,067	8,071,351	8,762,249

Net change in cash	(3,415,456)	(917,486)	4,047,999

Cash, beginning of period	10,594,693	11,512,179	7,464,180

Cash, end of period	$7,179,237	$10,594,693	$11,512,179

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$135,146	$142,351	$215,878
Cash paid for taxes	$5,500	$2,500	$4,048
Financing of equipment purchases and insurance renewal	$755,594	$308,834	$442,399
Issuance of Senior Promissory Note pursuant ANDA asset acquisition	$1,200,000	$-	$-
Conversion of Series I convertible preferred shares into Common Stock	$-	$23,571,430	$-
Commitment shares issued to Lincoln Park Capital	$954,936	$69,425	$84,102
Change in carrying value of convertible preferred mezzanine equity	$-	$20,714,286	$(9,285,715)
Retirement of Common Stock pursuant to the issuance of Series J convertible preferred shares	$20,378,631	$-	$-

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

Going Concern

In connection with the preparation of the financial statements for the year ended March 31, 2018, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date the financial statements were available for issuance, noting that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

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

Milestone payments are accounted for in accordance with ASC 605-28, Revenue Recognition – Milestone Method for any deliverables or units of accounting under which the Company must achieve a defined performance obligation which is contingent upon future events or circumstances that are uncertain as of the inception of the arrangement providing for such future milestone payment. Determination of the substantiveness of a milestone is a matter of subjective assessment performed at the inception of the arrangement, and with consideration earned from the achievement of a milestone meeting all of the following:

●	It must be either commensurate with the Company's performance in achieving the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company's performance to achieve the milestone; and

●	It relates solely to past performance; and

●	It is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

Collaborative Arrangements

Contracts are considered to be collaborative arrangements when they satisfy the following criteria defined in ASC 808, Collaborative Arrangements:

●	The parties to the contract must actively participate in the joint operating activity; and

●	The joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful.

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

Restricted Cash

As of March 31, 2018, and 2017, the Company had $391,566 and $389,081 of restricted cash, respectively, related to debt serve reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 6).

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

As of March 31, 2018, the Company did not identify any indicators of impairment.

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

Contingencies

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s consolidated financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2018, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2014 and forward, and State, 2010 and forward. The Company did not record unrecognized tax positions for the years ended March 31, 2018, 2017, and 2016.

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

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	For the Years Ended March 31,
	2018	2017	2016
Numerator
Net income (loss) attributable to common shareholders - basic	$(3,673,172)	$24,525,467	$(9,968,727)
Effect of dilutive instrument on net (loss) income	(4,650,266)	(30,239,389)	1,891,709
Net income (loss) attributable to common shareholders - diluted	$(8,323,438)	$(5,713,922)	$(8,077,018)

Denominator
Weighted average shares of common stock outstanding - basic	796,069,419	838,665,804	673,905,485

Dilutive effect of stock options, warrants and convertible securities	2,100,000	5,840,441	-

Weighted average shares of common stock outstanding - diluted	798,169,419	844,506,245	673,905,485

Net income (loss) per share
Basic	$(0.00)	$0.03	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.01)

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis as of March 31, 2018 and March 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Liabilities
Derivative financial instruments - warrants	$2,667,871	$-	$-	$2,667,871

March 31, 2017
Liabilities
Derivative financial instruments - warrants	$843,464	$-	$-	$843,464

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework and additional quantitative disclosures regarding contract balances and remaining performance obligations. ASU No. 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.

On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. The Company has completed its assessment and has determined that this standard will have no material impact on its financial position or results of operations, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. On April 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and for all open contracts and related amendments as of April 1, 2018 using the modified retrospective method. Results for reporting periods beginning after April 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

From March 2016 through December 2017, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606):Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These amendments are intended to improve and clarify the implementation guidance of Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 and ASU No. 2015-14.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the effects of ASU 2016-15 on its audited consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the effects of ASU 2016-18 on its audited consolidated financial statements.

In January 2017, the FASB issued ASU No 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effects of ASU 2017-04 on its audited consolidated financial statements.

In May 2017, the FASB issued ASU No 2017-09 Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2017-09 on its audited consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its audited consolidated financial statements and related disclosures.

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

ANDA acquisition costs	$1,200,000
Total assets acquired	$1,200,000

NOTE 3. INVENTORY

Inventory consisted of the following:

	March 31,
	2018	2017
Finished goods	$229,204	$221,657
Work-in-progress	297,350	283,086
Raw materials	4,371,447	5,911,223
	$4,898,001	$6,415,966

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,
	2018	2017
Land, building and improvements	$7,675,317	$7,308,890
Laboratory, manufacturing and warehouse equipment	9,302,277	8,764,406
Office equipment and software	308,434	276,201
Furniture and fixtures	49,804	49,804
Transportation equipment	66,855	66,855
	17,402,687	16,466,156
Less: Accumulated depreciation	(8,408,979)	(7,426,752)
	$8,993,708	$9,039,404

Depreciation expense was $982,227, $700,351and $652,284 for the years ended March 31, 2018, 2017, and 2016, respectively.

NOTE 5. INTANGIBLE ASSETS

The following tables summarize the Company’s intangible assets:

	March 31, 2018
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
Patent application costs	*	$371,774	$93,910	$-	$465,684
ANDA acquisition costs	Indefinite	6,047,317	1,200,000	-	7,247,317
		$6,419,091	$1,293,910	$-	$7,713,001

	March 31, 2017
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
Patent application costs	*	$364,482	$7,292	$-	$371,774
ANDA acquisition costs	Indefinite	6,047,317	-	-	6,047,317
		$6,411,799	$7,292	$-	$6,419,091

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

The following tables summarize the Company’s bonds payable liability:

	March 31,
	2018	2017
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,760,000	$1,845,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(90,000)	(85,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,670,000	$1,760,000

Bond offering costs	$-	$354,453
Less: Accumulated amortization	(178,409)	(164,231)
Bond offering costs, net	$(178,409)	$190,222

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$90,000	$85,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	14,178)
Current portion of bonds payable, net of bond offering costs	$75,822	$70,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$1,670,000	$1,760,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(161,866)	(176,044)
Long term portion of bonds payable, net of bond offering costs	$1,508,134	$1,583,956

Amortization expense was $14,178 for the years ended March 31, 2018, 2017, and 2016, respectively.

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
2019	$90,000
2020	95,000
2021	105,000
2022	110,000
2023	115,000
Thereafter	1,245,000
$1,760,000

NOTE 7. LOANS PAYABLE

Loans payable consisted of the following:

	March 31,
	2018	2017
Equipment and insurance financing loans payable, between 3% and 13% interest and maturing between August 2018 and January 2023	$1,201,861	$993,760
Less: Current portion of loans payable	(578,841)	(416,148)
Long-term portion of loans payable	$623,020	$577,612

The interest expense associated with the loans payable was $119,890, $87,307 and $95,822 for the years ended March 31, 2018, 2017, and 2016, respectively.

Loan principal payments for the next five years are as follows:

Years ending March 31,	Amount
2019	$578,840
2020	309,836
2021	151,533
2022	122,339
2023	39,313
$1,201,861

NOTE 8. RELATED PARTY SECURED PROMISSORY NOTE WITH MIKAH PHARMA LLC

For consideration of the assets acquired on May 15, 2017, the Company issued a Secured Promissory Note (the “Note”) to Mikah for the principal sum of $1,200,000. The Note matures on December 31, 2020 in which the Company shall pay the outstanding principal balance of the Note. Interest shall be computed on the unpaid principal amount at the per annum rate of ten percent (10%); provided, upon the occurrence of an Event of Default as defined within the Note, the principal balance shall bear interest from the date of such occurrence until the date of actual payment at the per annum rate of fifteen percent (15%). All interest payable hereunder shall be computed on the basis of actual days elapsed and a year of 360 days. Installment payments of interest on the outstanding principal shall be paid as follows: quarterly commencing August 1, 2017 and on November 1, February 1, May 1 and August 1 of each year thereafter. All unpaid principal and accrued but unpaid interest shall be due and payable in full on the maturity date. The interest expense associated with the Note was $105,000 for the year ended March 31, 2018.

NOTE 9. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $2,265,556 as of March 31, 2018, were comprised of a current component of $1,013,333 and a long-term component of $1,252,223. Deferred revenues in the aggregate amount of $3,278,890 as of March 31, 2017, were comprised of a current component of $1,013,333 and a long-term component of $2,265,557. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance date and the long-term component is equal to the amount of revenue to be earned thereafter.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business. The Company records a provision for a liability when it believes that is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s consolidated financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

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

The 135 Ludlow Ave. modified lease includes an initial term, which expires on December 31, 2016 with two tenant renewal options of five years each, at the sole discretion of the Company. On June 22, 2016, the Company exercised the first of these renewal options, with such option including a term that begins on January 1, 2017 and expires on December 31, 2021.

The 135 Ludlow Ave. property required significant leasehold improvements and qualifications, as a prerequisite, for its intended future use. Manufacturing, packaging, warehousing and regulatory activities are currently conducted at this location. Additional renovations and construction to further expand the Company’s manufacturing resources are in progress.

Rent expense is recorded on the straight-line basis. Rents paid in excess is recognized as deferred rent. Rent expense under the 135 Ludlow Ave. modified lease for the years ended March 31, 2018, 2017, and 2016 was $219,636, $190,550, and $180,854, respectively. Rent expense is recorded in general and administrative expense in the audited consolidated statements of operations. Deferred rent as of March 31, 2018 and 2017 was $9,702 and $2,152, respectively, and recorded as a component of other long-term liabilities. The tables below show the future minimum rental payments, exclusive of taxes, insurance and other costs, under the Ludlow Ave. lease:

Years ending March 31,	Amount
2019	$216,321
2020	220,650
2021	225,063
2022	229,563
2023	234,156
Thereafter	920,076
$2,045,829

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of March 31, 2018 and 2017, the Company had a liability of $31,443 and $29,616, respectively and recorded as a component of other long-term liabilities.

NOTE 11. MEZZANINE EQUITY

Series I convertible preferred stock

On February 6, 2014, the Company created the Series I Convertible Preferred Stock (“Series I Preferred”). A total of 495.758 shares of Series I Preferred were authorized, 100 shares are issued and outstanding, with a stated value of $100,000 per share and a par value of $0.01 as of March 31, 2016. On August 16, 2016, the 100 shares issued and outstanding were converted into 142,857,143 shares of common stock at the stated conversion price of $0.07 (See Note 13). In conjunction with the Certificate of Designations (“COD”), the shares converted were retired, cancelled, and returned to the status of authorized by unissued preferred stock, leaving a total of 395.758 shares of Series I Preferred authorized and 0 shares of Series I Preferred outstanding at March 31, 2018 and 2017, respectively.

The COD for the Series I Preferred contained the following features:

●	Conversion feature - the Series I Preferred Shares may be converted, at the option of the Holder, into the Company’s Common Stock at a stated conversion price of $0.07.

●	Subsequent dilutive issuances - if the Company issues options at a price below the Conversion Price, then the Conversion Price will be reduced.

●	Subsequent dividend issuances - if the Company issues Common Stock in lieu of cash in satisfaction of its dividend obligation on its Series C Certificate, the applicable Conversion Price of the Series I Preferred is adjusted.

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

Authorized, issued and outstanding shares, along with carrying value and change in value as of the periods presented are as follows:

	March 31,
	2018	2017
Shares authorized	395.758	395.758
Shares outstanding	-	-
Par value	$0.01	$0.01
Stated value	$100,000	$100,000
Conversion price	$0.07	$0.07
Common Stock to be issued upon redemption	-	-
Closing price on valuation date	$0.09	$0.15

Carrying value of Series I convertible preferred stock	$-	$-

	For the Years Ended March 31,
	2018	2017	2016
Change in carrying value of convertible preferred share mezzanine equity – Series I	$-	$20,714,286	$(9,285,715)

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, 24.0344 shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of March 31, 2018.

The issued shares were pursuant to an Exchange Agreement with Nasrat Hakim, (“Hakim”) a related party and the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Pursuant to the Exchange Agreement the Company exchanged 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of common stock at $0.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of common stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of common stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying consolidated balance sheet as of March 31, 2018 (See Note 12).

Each Series J Preferred is convertible at the option of the holder into shares of common stock, that is the earlier of (i) the date that shareholder approval is obtained and the requisite corporate action has been effected regarding a Fundamental Transaction (as defined in the Series J COD); or (ii) not less than three years subsequent to the Original Issue Date (the date of the first issuance of any shares of the Series J Preferred Stock) (the “Conversion Date”). The number of shares of Common Stock is calculated by dividing the Stated Value of such share of Series J Preferred by the Conversion Price. The conversion price for the Series J Preferred shall equal $0.1521, subject to adjustment as discussed below.

Based on the current conversion price, the Series J Preferred is convertible into 158,017,321 shares of Common Stock. The conversion price is subject to the following adjustments: (i) stock dividends and splits, (ii) sale or grant of shares below the conversion price, (iii) pro rata distributions; or (iv) fundamental changes (merger, consolidation, or sale of all or substantially all assets).

If upon any Conversion Date there is not a sufficient number of authorized shares of Common Stock (that are not issued, outstanding or reserved for issuance) available to effect the entire conversion of the then outstanding shares of Series J Preferred Stock and the then outstanding common stock purchase warrants issued in conjunction therewith (an “Authorized Share Deficiency”), such conversion shall not exceed the Issuable Maximum (as defined in the Series J COD); however, the Company shall use its best efforts to obtain shareholder approval within two (2) years of the date of first issuance of Series J Preferred Stock to permit the balance of the conversion. If shareholder approval is not obtained due to an insufficient number of shareholder votes for passage, the Company shall continue to solicit for shareholder approval annually thereafter. As of March 31, 2018, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion, notwithstanding that the earliest possible Conversion Date is April 28, 2020.

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

The Company has determined that the Series J Preferred host instrument was more akin to equity than debt and that the above identified conversion feature, subject to adjustments, was clearly and closely related to the host instrument, and accordingly bifurcation and classification of the conversion feature as a derivative liability was not required. The Company has accounted for the Series J Preferred as contingently redeemable preferred stock for which redemption is not probable. Accordingly, the Series J Preferred is presented in mezzanine equity based on their initial measurement amount (fair value), as required by ASC 480-10-S99, Distinguishing Liabilities from Equity – SEC Material. No subsequent adjustment of the initial measurement amounts for these contingently redeemable Series J Preferred is necessary unless the redemption of the Series J Preferred becomes probable. Accordingly, the amount presented as temporary equity for the contingently redeemable Series J Preferred outstanding is its issuance-date fair value. The Series J Preferred was initially measured at its fair value, $13,903,960 at April 28, 2017.

The fair value of the Series J Preferred issued by the Company pursuant to the exchange agreement was calculated using a Monte Carlo Simulation of stock price and expected future behaviors related to shareholder approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

April 28, 2017
Fair value of the Company's Common Stock	$0.1521
Conversion price	$0.1521
Number of Series J Preferred issued	24.0344
Fully diluted shares outstanding as of measurement date	923,392,780
Risk-free rate	2.30%
Volatility	90.00%
Shareholder approval threshold	$0.1521
Probability of approval if ending stock price is greater than threshold - midpoint	82.50%
Probability of approval if ending stock price is greater than threshold - midpoint	17.50%
Trials	200,000

Authorized, issued and outstanding shares, along with carrying value and change in value as of the periods presented are as follows:

	March 31, 2018	March 31, 2017
Shares authorized	50.000	-
Shares outstanding	24.0344	-
Par value	$0.01	$-
Stated value	$1,000,000	$-
Conversion price	$0.1521	$-
Common Stock to be issued upon conversion	158,017,321	-
Carrying value of Series J convertible preferred stock	$13,903,960	$-

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS – WARRANTS

The Company evaluates and accounts for its freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities.

The Company issued warrants, with terms of seven to ten years, to various corporations and individuals, in connection with the sale of securities, loan agreements and consulting agreements.

A summary of warrant activity is as follows:

	March 31,
	2018		2017		2016
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of year	9,379,219	$0.0625	41,586,066	$0.0625	89,870,034	$0.0625

Warrants granted pursuant to the issuance of Series J convertible preferred shares	79,008,661	$0.1521	-	$-	-	$-

Warrants exercised, forfeited and/or expired, net	(9,379,219)	$0.0625	(32,206,847)	$0.0625	(48,283,968)	$0.0625

Balance at end of year	79,008,661	$0.1521	9,379,219	$0.0625	41,586,066	$0.0625

Please note that all of the warrants issued prior to Fiscal 2018 were fully exercised, forfeited and/or expired on or before March 31, 2018. At March 31, 2018, the remaining warrants outstanding are held by Mr. Nasrat Hakim, the Company’s Chief Executive Officer in conjunction with the Exchange Agreement described below.

The fair value of the warrants issued prior to Fiscal 2018, all was calculated using the Black-Scholes model and the following assumptions:

	March 31,
	2017	2016
Fair value of the Company's common stock	$0.15	$0.31
Volatility (based on the Company's historical volatility)	72.5% - 73.1%	52% - 81%
Exercise price	$0.0625	$0.0625
Estimated life (in years)	1.0 - 1.1	0.2 - 2.1
Risk free interest rate (based on 1-year treasury rate)	1.02% - 1.03%	0.18% - 0.73%

On April 28, 2017, the Company entered into an exchange agreement (the “Exchange Agreement”) with Nasrat Hakim, the Chairman of the Board, President, and Chief Executive Officer of the Company, pursuant to which the Company issued to Mr. Hakim 24.0344 shares of its newly designated Series J Convertible Preferred Stock (“Series J Preferred”) and Warrants to purchase an aggregate of 79,008,661 shares of its Common Stock (the “Series J Warrants” and, along with the Series J Preferred issued to Mr. Hakim, the “Securities”) in exchange for 158,017,321 shares of Common Stock owned by Mr. Hakim. The fair value of the Series J Warrants was determined to be $6,474,674 upon issuance at April 28, 2017.

The Series J Warrants are exercisable for a period of 10 years from the date of issuance, commencing on the earlier of (i) the date that Shareholder Approval is obtained, and the requisite corporate action has been effected; or (ii) April 28, 2020. The initial exercise price is $0.1521 per share and the Series J Warrants can be exercised for cash or on a cashless basis. The exercise price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then exercise price. Such exercise price adjustment feature prohibits the Company from being able to conclude the warrants are indexed to its own stock and thus such warrants are classified as liabilities and measured initially and subsequently at fair value. The Series J Warrants also provide for other standard adjustments upon the happening of certain customary events. The Series J Warrants are not exercisable during any period when an Authorized Share Deficiency exists and will expire on the expiry date, without regards to the existence of an Authorized Shares Deficiency (see Note 11). As of March 31, 2018, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion of the Series J Preferred, therefore the Series J Warrants are not currently exercisable. Please also see Note 11.

The fair value of the warrants issued by the Company pursuant to the issuance of Series J convertible preferred shares (79,008,661 warrant shares) was calculated using a Monte Carlo Simulation because of the probability assumptions associated with the Shareholder Approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

	March 31, 2018	April 28, 2017
Fair value of the Company's Common Stock	$0.1000	$0.1521
Initial exercise price	$0.1521	$0.1521
Number of common warrants	79,008,661	79,008,661
Fully diluted shares outstanding as of measurement date	791,516,930	923,392,780
Warrant term (in years)	9.08	10.00
Risk-free rate	2.72%	2.30%
Volatility	90.00%	90.00%
Shareholder approval threshold	$0.1580	$0.1521
Probability of approval if ending stock price is greater than threshold - midpoint	82.50%	82.50%
Probability of approval if ending stock price is greater than threshold - midpoint	17.50%	17.50%
Trials	100,000	200,000
Fair value of derivative financial instruments - warrants	$2,667,871	$6,474,674

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the year ended March 31, 2018 were as follows:

Balance as of March 31, 2016	$10,368,567
Change in fair value of derivative financial instruments - warrants	(9,525,103)
Balance as of March 31, 2017	843,464
Fair value of warrants granted pursuant to the issuance of Series J convertible preferred shares	6,474,674
Change in fair value of derivative financial instruments - warrants	(4,650,267)
Balance as of March 31, 2018	$2,667,871

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

Upon execution of the Purchase Agreement, the Company issued 1,928,641 shares of common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of common stock under that agreement and the Company is obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40.0 million of common stock purchased by Lincoln Park.

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

In connection with the 2017 LPC Purchase Agreement, the Company issued to Lincoln Park 5,540,551 shares of common stock and are required to issue up to 5,540,551 additional shares of Common Stock pro rata as the Company requires Lincoln Park to purchase shares under the 2017 LPC Purchase Agreement over the term of the agreement. Lincoln Park has represented to the Company, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)). The Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements, and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, without limitation, market conditions, the trading price of the Common Stock and determinations by the Company as to appropriate sources of funding for the Company and its operations. There are no trading volume requirements or restrictions under the Purchase Agreement. Lincoln Park has no right to require any sales by the Company but is obligated to make purchases from the Company as it directs in accordance with the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of Company shares.

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. During the year ended March 31, 2018, a total of 17,818,950 shares were sold to Lincoln Park pursuant to the 2017 LPC Agreement for net proceeds totaling $1,999,878. In addition, 5,540,551 shares were issued to Lincoln Park as initial commitment shares and 277,009 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement.

Summary of Common Stock Activity

During the years ended March 2018, 2017, and 2016 the Company issued a total of 32,612,634, 216,487,096, and 80,383,651 shares of Common Stock, respectively, with such issuances of Common Stock being summarized as follows:

	Years Ended March 31,
	2018	2017	2016

Common Stock sold pursuant to the Lincoln Park Capital Purchase Agreements, with net proceeds of such shares totaling $1,999,878, $7,593,289 and $6,199,643 for the years ended March 31, 2018, 2017 and 2016, respectively.	17,818,950	39,526,851	23,945,346

Common Stock issued as initial and additional commitment shares pursuant to the Lincoln Park Capital Purchase Agreements	5,817,560	366,118	298,923

Common Stock issued pursuant to the conversion of Series I Convertible Preferred Share derivatives, with such derivative liabilities totaling $0, $23,571,430, and $0 for the years ended March 31, 2018, 2017 and 2016, respectively, at the time of their conversion.	-	142,857,143	-

Common Stock issued in payment of Director’s fees totaling $80,000, $73,361, and $100,071 for the years ended March 31, 2018, 2017 and 2016, respectively.	645,496	334,295	408,892

Common Stock issued in payment of employee salaries totaling $305,000, $822,751, and $1,039,000 for the years ended March 31, 2018, 2017 and 2016, respectively.	2,460,941	3,633,397	4,236,555

Common Stock issued in payment of consulting expenses totaling $26,000, $24,167, and $24,000 for the years ended March 31, 2018, 2017 and 2016, respectively.	211,392	106,416	97,467

Common Stock issued pursuant to the exercise of cash warrants	5,658,295	29,562,876	48,283,968

Common Stock issued pursuant to the exercise of cash options	-	100,000	112,500

Milestone Common Stock issued pursuant to EPIC Strategic Alliance Agreement totaling $0, $0, and $840,000 for the years ended March 31, 2018, 2017 and 2016, respectively.		-	3,000,000

	32,612,634	216,487,096	80,383,651

Retirement of Common Stock	(158,017,321)	-	-

Common Stock issued	802,626,761	928,031,448	711,544,352

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

During the years ended March 31, 2018, 2017, and 2016 the Company issued 645,496, 334,295, and 408,892 shares of its common stock, respectively, totaling $80,000, $73,361, and $100,071, respectively, in connection with director compensation.

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

During the year ended March 31, 2018, the Company issued 2,460,941 shares of common stock to certain employees, exclusive of the Company’s Chief Executive Officer, in payment of salaries in the aggregate amount of $305,000, consisting of $228,750 of related employee salaries earned during the year ended March 31, 2018 and $76,250 in related employee salaries due and owing as of March 31, 2017, the end of the immediately prior fiscal year. An additional 4,329,135 shares of Common Stock are due and owing to the Company’s Chief Executive Officer for salaries totaling $500,000 earned during the year ended March 31, 2018. Issuance of these shares of Common Stock have been deferred to an undetermined date.

As of March 31, 2018, the Company owes its President and Chief Executive Officer, Chief Financial Officer and certain other employees, a total of approximately 5.9 million shares of Common Stock in payment of salaries and fees totaling 1.3 million due and owing, inclusive of salaries earned by the Company’s Chief Executive Officer, as described in the paragraph above. The Company anticipates that these shares of common stock will be issued during the fiscal year ended March 31, 2019.

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

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2015	7,642,167	$0.48	7.4	$635,996
Granted	360,000	0.38
Forfeited and expired	(280,000)	0.60
Exercised	(112,500)	0.21
Outstanding at March 31, 2016	7,609,667	$0.48	6.5	$904,409
Granted	1,350,000	0.20
Forfeited and expired	(2,122,000)	1.18
Exercised	(100,000)	0.09
Outstanding at March 31, 2017	6,737,667	$0.20	6.7	$258,747
Granted	640,000	0.16
Forfeited and expired	-	-
Exercised	(759,667)	0.56
Outstanding at March 31, 2018	6,618,000	$0.16	6.1	$90,390
Exercisable at March 31, 2018	5,418,000	$0.15	5.6	$90,000

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company common stock as of March 31, 2018, 2017, and 2016 was $0.10, $0.15, and $0.31, respectively.

The fair value of the options was calculated using the Black-Scholes model and the following assumptions:

	March 31,
	2018	2017	2016
Volatility (based on the Company's historical volatility)	121% - 123%	120% - 121%	119% - 120%
Exercise price	$0.09 - 0.24	$0.13 - 0.33	$0.23 - 0.42
Estimated term (in years)	10	10	10
Risk free interest rate (based on 1-year treasury rate)	2.2% - 2.4%	1.5% - 2.5%	2.1% - 2.2%
Forfeiture rate	0.0% - 20.1%	2.3% - 4.6%	2.7%
Fair value of options granted	$79,215	$373,055	$129,913
Non-cash compensation through issuance of stock options	$244,753	$357,955	$333,362

NOTE 15. SALE OF NEW JERSEY STATE NET OPERATING LOSSES

During the year ended March 31, 2018, Elite Labs, a wholly owned subsidiary of Elite, received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $439,313 relating to New Jersey net operating losses and net tax benefits of $606,516 relating to R&D tax credits. The Company sold the net tax benefits approved for sale at a transfer price equal to ninety-two cents for every benefit dollar for total proceeds of $1,045,829.

NOTE 16. CONCENTRATIONS AND CREDIT RISK

Revenues

Four customers accounted for substantially all the Company’s revenues for the year ended March 31, 2018. These four customers accounted for approximately 52%, 24%, 15% and 8% of revenues each, respectively.

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

Accounts Receivable

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2018. These four customers accounted for approximately 52%, 14%, 12%, and 11% of accounts receivable as of March 31, 2018.

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2017. These four customers accounted for approximately 53%, 17%, 14%, and 12% of accounts receivable as of March 31, 2017

Three customers accounted for substantially all the Company’s accounts receivable as of March 31, 2016. These three customers accounted for approximately 54%, 30% and 8% of accounts receivable as of March 31, 2016.

Purchasing

Three suppliers accounted for more than 60% of the Company’s purchases of raw materials for year ended March 31, 2018. These three suppliers accounted for approximately 29%, 27% and 5% of purchases each, respectively.

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

The following represents selected information for the Company’s reportable segments:

	Years Ended March 31,
	2018	2017	2016
Revenue by Segment
ANDA	$6,458,711	$8,637,715	$9,164,999
NDA	1,000,000	1,000,000	3,333,333
	$7,458,711	$9,637,715	$12,498,332

	Years Ended March 31,
	2018	2017	2016
Operating Income (Loss) by Segment
ANDA	$(1,827,943)	$(522,160)	$4,940,515
NDA	(3,019,859)	(3,415,246)	(9,305,998)
	$(4,847,802)	$(3,937,406)	$(4,365,483)

The table below reconciles the Company’s operating income (loss) by segment to income from operations before provision for income taxes as reported in the Company’s audited consolidated statements of operations.

	Years Ended March 31,
	2018	2017	2016
Operating loss by segment	$(4,847,802)	$(3,937,406)	$(4,365,483)
Corporate unallocated costs	(2,234,264)	(1,917,437)	(1,772,237)
Interest income	17,510	12,620	-
Interest expense and amortization of debt issuance costs	(335,498)	(238,223)	(280,670)
Depreciation and amortization expense	(800,460)	(352,369)	(665,647)
Significant non-cash items	(1,168,753)	(1,148,721)	(1,513,433)
Change in fair value of derivative instruments	4,650,266	9,525,103	7,394,006
Income (loss) from operations before the benefit from sale of state net operating loss credits	$(4,719,001)	$1,943,567	$(1,203,464)

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

In June 2015, Elite received non-refundable payments totaling $5.0 million from Epic for the exclusive right to product development sales and distribution of SequestOx™ pursuant to the Epic Collaborative Agreement, under which it agreed to not permit marketing or selling of SequestOx™ within the United States of America to any other party. Such exclusive rights are considered a significant deliverable element of the Epic Collaborative Agreement pursuant to ASC 605-25, Revenue Recognition – Multiple Element Arrangements. These nonrefundable payments represent consideration for certain exclusive rights to ELI-200 and will be recognized ratably over the Epic Exclusivity Period.

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

Please note that on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. Based on subsequent meetings and communications with the FDA, the Company believes that there is a clear path forward to address the issues cited in the CRL. The Company believes that the meeting minutes, received from the FDA on January 23, 2017, supported a plan to address the issues cited by the FDA in the CRL by modifying the SequestOx™ formulation. Such plan includes, without limitation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation. the Company modified the SequestOx™ formulation and, on January 30, 2018 reported positive topline results from a pilot study indicating the likelihood of achieving the required bioequivalence in a pivotal trial under fed conditions. The Company is reviewing these results with the FDA and discussing pharmacokinetic study requirements for a re-submission of the NDA.

The 2015 Epic License Agreement expires on June 4, 2020, and Epic has previously advised the Company of their desire to extend this agreement. While discussions are ongoing, they are directly correlated to the regulatory status of SequestOx™. Furthermore, there can be no assurances that the parties will reach mutual agreement to extend the term of this agreement and no assurances that the terms and conditions of the agreement will be similar in all material aspects in the event that the agreement is extended by mutual consent of the parties. Non-receipt by the Company of the remaining $7.5 million milestone will have a material adverse effect on the Company’s financial condition.

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

On February 8, 2018, the Company filed an ANDA with the FDA for a generic version of an immediate release central nervous system (“CNS”) stimulant. The ANDA represents the first filing for a product co-developed with SunGen under the SunGen Agreement.

On May 24, 2018, the Company filed an ANDA with the FDA for a generic version of an extended release CNS stimulant. The ANDA represents the second filing for a product co-developed with SunGen under the SunGen Agreement.

There can be no assurances that any of these products, including the two products for which ANDAs have already been filed, will receive marketing authorization and achieve commercialization within a reasonable time period, or at all. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure these marketing authorizations.

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

On June 4, 2015, the Company entered into the 2015 Epic License Agreement (please see Note 18 above). The 2015 Epic License Agreement includes milestone payments totaling $10 million upon the filing with and approval of a New Drug Application (“NDA”) with the FDA. The Company has determined these milestones to be substantive, with such assessment being made at the inception of the 2015 Epic License Agreement, and based on the following:

●	The Company’s performance is required to achieve each milestone; and

●	The milestones will relate to past performance, when achieved; and

●	The milestones are reasonable relative to all of the deliverables and payment terms within the 2015 Epic License Agreement

After marketing authorization is received from the FDA, Elite will receive a license fee which is based on profits achieved from the commercial sales of ELI-200. On January 14, 2016, the Company filed an NDA with the FDA for SequestOx™, thereby earning a $2.5 million milestone pursuant to the 2015 Epic License Agreement. The Company has received payment of this amount from Epic. An additional milestone payment of $7.5 million is due upon the FDA’s approval of the SequestOx™ NDA. However, as described in Note 18 to these financial statements, collection of this milestone payment is unlikely without the parties to this agreement mutually agreeing to extend the existing term of the 2015 Epic License Agreement. There can be no assurances that the parties will reach mutual agreement to extend the term of this agreement and no assurances that the terms and conditions of the agreement will be similar in all material aspects in the event that the agreement is extended by mutual agreement of the parties. If the Company does not receive the milestone payment or license fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

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

Pursuant to the Epic Generic Agreement, Elite will receive $1.8 million, payable in increments that require the commercialization of all six exclusive products if the full amount is to be received, plus license fees equal to a percentage that is not less than 50% and not greater than 60% of profits achieved from commercial sales of the products, as defined in the Epic Generic Agreement. While Epic has launched four of the six exclusive products and Elite has collected $1.0 million of the $1.8 million total fee, collection of the remaining $800,000 is contingent upon Epic filing the required supplements with and receiving approval from the FDA for the remaining exclusive generic products. As the Epic Generic Agreement expires on October 2, 2018, it is unlikely that Epic will secure the required FDA approvals related to their payment to Elite of the remaining $800,000 milestones.

Both the 2015 Epic License Agreement and the Epic Generic Agreement contain license fees that will be earned and payable to the Company, after the FDA has issued marketing authorization(s) for the related product(s). License fees are based on commercial sales of the products achieved by Epic and calculated as a percentage of net sales dollars realized from such commercial sales. Net sales dollars consist of gross invoiced sales less those costs and deductions directly attributable to each invoiced sale, including, without limitation, cost of goods sold, cash discounts, Medicaid rebates, state program rebates, price adjustments, returns, short date adjustments, charge backs, promotions, and marketing costs. The rate applied to the net sales dollars to determine license fees due to the Company is equal to an amount negotiated and agreed to by the parties to each agreement, with the following significant factors, inputs, assumptions, and methods, without limitation, being considered by either or both parties:

●	Assessment of the opportunity for each product in the market, including consideration of the following, without limitation: market size, number of competitors, the current and estimated future regulatory, legislative, and social environment for abuse deterrent opioids and the other generic products to which the underlying contracts are relevant;

●	Assessment of various avenues for monetizing SequestOx™ and the twelve ANDA’s owned by the Company, including the various combinations of sites of manufacture and marketing options;

●	Elite’s resources and capabilities with regards to the concurrent development of abuse deterrent opioids and expansion of its generic business segment, including financial and operational resources required to achieve manufacturing site transfers for twelve approved ANDA’s;

●	Capabilities of each party with regards to various factors, including, one or more of the following: manufacturing, marketing, regulatory and financial resources, distribution capabilities, ownership structure, personnel, assessments of operational efficiencies and entity stability, company culture and image;

●	Stage of development of SequestOx™ and manufacturing site transfer and regulatory requirements relating to the commercialization of the generic products at the time of the discussions/negotiations, and an assessment of the risks, probability, and time frames for achieving marketing authorizations from the FDA for each product.

●	Assessment of consideration offered; and

●	Comparison of the above factors among the various entities with whom the Company was engaged in discussions relating to the commercialization of SequestOx™ and the manufacture/marketing of the twelve generics related to the Epic Generic Agreement.

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

The Development and License Agreement with SunGen is to collaborate, develop and commercialize generic pharmaceutical products based upon a unique drug delivery platform used for extended release products. The Company and SunGen intend to begin with the development of five generic extended release products and to develop additional such products subsequently. More than a dozen products utilize this type of technology. This new co-development agreement will build upon the success of the first development agreement between the Company and SunGen and signed in 2016.

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

NOTE 23. INCOME TAXES

The components of the credit for income taxes are as follows:

	Years Ended March 31,
	2018	2017	2016
Federal
Current	$-	$-	$-
Deferred	-	-	-

State
Current	(5,500)	(2,500)	(4,048)
Deferred	-	-	-

Benefit from sale of state net operating loss credits	1,051,329	1,870,114	524,500

Net benefit from sale of state net operating loss credits	$1,045,829	$1,867,614	$520,452

The major components of deferred tax assets and liabilities at March 31, 2018, 2017, and 2016 are as follows (amounts in thousands of dollars):

	Years Ended March 31,
	2018	2017	2016
Federal
Net operating loss carry forward	$19,213	$29,915	$27,033
Valuation allowance	(19,213)	(29,915)	(27,033)
	$-	$-	$-

State
Net operating loss carry forward	$1,796	$1,930	$2,722
Valuation allowance	(1,796)	(1,930)	(2,722)
	$-	$-	$-

At March 31, 2018, 2017, and 2016 a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty about the Company’s ability to generate the future taxable income necessary to use the net operating loss carryforwards.

The company believes that temporary timing differences between accrual and payment of income taxes are not material to the financial position of the Company.

As of March 31, 2018, Elite has a federal net operating loss carryforward of $92,516,164 and net operating loss carryforward in state tax jurisdictions of $20,991,389, some of which will begin to expire in 2019.

NOTE 24. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company’s consolidated results of operations are shown below:

(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year ended March 31, 2018
Total revenues	$1,597	$2,535	$1,624	$1,703
Costs of revenues	461	1,420	615	1,015
Gross profit	1,136	1,115	1,009	688
Operating expenses	3,759	3,175	3,139	2,926
Loss from operations	(2,623)	(2,060)	(2,130)	(2,238)
Other income (expense)	(203)	517	3,945	73
Income tax (credit) expense	3	-	-	(3)
Net (loss) income	(2,829)	(490)	1,815	(2,169)
Change in carrying value of convertible preferred mezzanine equity	-	-	-	-
Benefit from sale of state net operating loss credits	(5)	1,051	-	-
Net (loss) income attributable to common shareholders	(2,830)	(490)	1,815	(2,168)
Earnings per share – Basic	$(0.00)	$(0.00)	$0.00	$(0.00)
Earnings per share – Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year ended March 31, 2017
Total revenues	$1,350	$2,331	$2,686	$3,271
Costs of revenues	172	1,727	1,851	2,148
Gross profit	1,178	604	835	1,123
Operating expenses	4,368	2,326	2,040	2,361
Loss from operations	(3,190)	(1,722)	(1,205)	(1,238)
Other income (expense)	4	1,519	5,443	2,334
Income tax (credit) expense	-	1,870	-	(3)
Net (loss) income	(3,186)	1,667	4,238	1,099
Change in carrying value of convertible preferred mezzanine equity	-	-	22,857	(2,143)
Net (loss) income attributable to common shareholders	(3,186)	1,667	27,095	(1,044)
Earnings per share – Basic	$0.03	$0.00	$0.03	$(0.00)
Earnings per share – Diluted	$(0.01)	$0.00	$(0.00)	$(0.00)

(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year ended March 31, 2016
Total revenues	$5,195	$2,194	$2,947	$2,163
Costs of revenues	1,036	836	1,415	1,197
Gross profit	4,159	1,358	1,532	966
Operating expenses	3,588	4,071	5,299	3,373
Income (loss) from operations	571	(2,713)	(3,767)	(2,407)
Other income (expense)	7,408	(9,520)	2,086	7,139
Income tax credit	(520)	-	-	-
Net income (loss)	8,499	(12,233)	(1,681)	4,732
Change in carrying value of convertible preferred mezzanine equity	14,142	(24,786)	(5,071)	6,429
Net income (loss) attributable to common shareholders	22,641	(37,019)	(6,753)	11,161
Earnings per share – Basic	$0.03	$(0.05)	$(0.01)	$0.02
Earnings per share – Diluted	$0.00	$(0.05)	$(0.01)	$(0.00)

NOTE 25. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through June 7, 2018. The following are material subsequent events:

Common Stock issued and sold pursuant to the Lincoln Park Purchase Agreement

Subsequent to March 31, 2018 and up to June 7, 2018 (the latest practicable date), a total of 1,011,856 shares of Common Stock were issued to Lincoln Park, with such shares consisting of 1,000,000 purchase shares and 11,856 additional commitment shares. Total proceeds from these transactions was $85,600.

Strategic Marketing Alliance with Glenmark Pharmaceuticals Inc. USA (“Glenmark”)

On May 29, 2018 the Company signed a license, manufacturing and supply agreement with Glenmark (the “Glenmark Strategic Alliance”) to market two of Elite’s generic products in the United States, with an option to add products in the future. Through the Glenmark Strategic Alliance, Glenmark will sell and distribute the products and Elite will receive from Glenmark, manufacturing and license fees. Glenmark will have semi-exclusive marketing rights to the ANDA approved product, phendimetrazine 35mg tablets and exclusive marketing rights to an undisclosed pain product currently under review by the FDA with an expected approval date in the third quarter of this year. Collectively, the brand products and their generic equivalents had total annual sales of approximately $33.6 million in 2017, according to QuintilesIMS Health Data.

Filing of ANDA for Extended Release CNS Stimulant

On May 30, 2018, the Company filed an Abbreviated New Drug Application (“ANDA”) with the US Food and Drug Administration (“FDA”) for a generic version of an extended-release Central Nervous System (“CNS”) stimulant. The ANDA represents the filing of a second product co-developed with SunGen Pharma LLC (“SunGen”). According to QuntilesIMS Health data, the branded product for the extended release CNS simulant and its generic equivalents had total U.S. sales of approximately $1.6 billion for the twelve months ended September 30, 2017.

