Form 10-Q
period 2018-06-30
ELITE PHARMACEUTICALS INC /NV/
filed 2018-08-09
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 810,126,509 shares of common stock were issued and outstanding as of August 3, 2018.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30, 2018	March 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$5,644,053	$7,179,237
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	1,061,979	675,879
Inventory	4,140,190	4,898,001
Prepaid expenses and other current assets	611,305	949,284
Total current assets	11,457,527	13,702,401

Property and equipment, net of accumulated depreciation of $8,709,146 and $8,408,979, respectively	8,872,099	8,993,708

Intangible assets, net of accumulated amortization of $-0-, respectively	7,713,001	7,713,001

Other assets:
Restricted cash - debt service for NJEDA bonds	392,820	391,566
Security deposits	59,805	81,932
Total other assets	452,625	473,498

Total assets	$28,495,252	$30,882,608

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,065,435	$1,658,137
Accrued expenses	1,970,197	1,788,571
Deferred revenue, current portion	1,013,333	1,013,333
Bonds payable, current portion, net of bond issuance costs	75,822	75,822
Loans payable, current portion	546,186	578,841
Total current liabilities	4,670,973	5,114,704

Long-term liabilities:
Deferred revenue, net of current portion	998,890	1,252,223
Bonds payable, net of current portion and bond issuance costs	1,511,678	1,508,134
Senior secured promissory note - related party	1,200,000	1,200,000
Loans payable, net current portion	664,718	623,020
Derivative financial instruments - warrants	2,415,360	2,667,871
Other long-term liabilities	41,145	41,144
Total long-term liabilities	6,831,791	7,292,392

Total liabilities	$11,502,764	$12,407,096

Mezzanine equity

Series J convertible preferred stock; par value $0.01; 50 shares authorized, 24.0344 issued and outstanding as of June 30, 2018; 50 shares authorized, 24.0344 issued and outstanding as of March 31, 2018	13,903,960	13,903,960

Shareholders’ equity:
Common stock; par value $0.001; 995,000,000 shares authorized 804,650,058 shares issued and 804,550,058 outstanding as of June 30, 2018; 802,626,761 shares issued and 802,526,761 outstanding as of March 31, 2018	804,652	802,629
Additional paid-in capital	146,805,221	146,602,502
Treasury stock; 100,000 shares as of June 30, 2018 and March 31, 2018; at cost	(306,841)	(306,841)
Accumulated deficit	(144,214,504)	(142,526,738)
Total shareholders’ equity	3,088,528	4,571,552
Total liabilities, mezzanine equity and shareholders’ equity	$28,495,252	$30,882,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2018	2017
Manufacturing fees	$1,541,858	$1,010,896
Licensing fees	625,840	691,874
Total revenue	2,167,698	1,702,770
Cost of revenue	1,576,399	1,015,060
Gross profit	591,299	687,710

Operating expenses:
Research and development	1,326,628	1,965,883
General and administrative	882,812	855,961
Non-cash compensation through issuance of stock options	36,549	97,361
Depreciation and amortization	203,704	6,776
Total operating expenses	2,449,693	2,925,981

Loss from operations	(1,858,394)	(2,238,271)

Other income (expense):
Interest expense and amortization of debt issuance costs	(83,138)	(70,731)
Change in fair value of derivative instruments	252,511	139,260
Interest income	1,255	3,982
Other income, net	170,628	72,511

Loss from operations	(1,687,766)	(2,165,760)

Income tax provision	-	3,000

Net loss attributable to common shareholders	$(1,687,766)	$(2,168,760)

Basic loss per share attributable to common shareholders	$(0.00)	$(0.00)

Diluted loss per share attributable to common shareholders	$(0.00)	$(0.00)

Basic weighted average Common Stock outstanding	803,049,238	819,321,321

Diluted weighted average Common Stock outstanding	803,049,238	819,321,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total Shareholders’ Equity
Balance at March 31, 2018	802,626,761	$802,629	$146,602,502	100,000	$(306,841)	$(142,526,738)	$4,571,552

Net loss	-	-	-	-	-	(1,687,766)	(1,687,766)

Common Stock sold pursuant to the Lincoln Park purchase agreement	2,000,000	2,000	166,170	-	-	-	168,170

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	23,297	23	2,161	-	-	-	2,184

Costs associated with raising capital	-	-	(2,161)	-	-	-	(2,161)

Non-cash compensation through the issuance of employee stock options	-	-	36,549	-	-	-	36,549

Balance at June 30, 2018	804,650,058	$804,652	$146,805,221	100,000	$(306,841)	$(144,214,504)	$3,088,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,687,766)	$(2,168,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	303,711	188,130
Change in fair value of derivative financial instruments – warrants	(252,511)	(139,260)
Non-cash compensation accrued	953,750	923,500
Non-cash compensation from the issuance of Common Stock and options	36,549	97,361
Non-cash rent expense and lease accretion	1,573	2,595
Change in operating assets and liabilities:
Accounts receivable	(386,100)	212,907
Inventory	757,811	525,698
Prepaid expenses and other current assets	181,547	205,106
Accounts payable, accrued expenses and other current liabilities	(1,364,826)	(685,002)
Deferred revenue and customer deposits	(253,333)	(253,334)
Net cash used in operating activities	(1,709,595)	(1,091,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(178,558)	(275,344)
Intellectual property costs	-	(60,483)
Net cash used in investing activities	(178,558)	(335,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock	168,193	423,770
Proceeds from cash warrant and options exercises	-	181,909
Other loan proceeds (payments), net	186,030	(160,528)
Costs associated with raising capital	-	(39,741)
Net cash provided by financing activities	354,223	405,410

Net change in cash and restricted cash	(1,533,930)	(1,021,476)

Cash and restricted cash, beginning of period	7,570,803	10,983,774
Cash and restricted cash, end of period	$6,036,873	$9,962,298

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$24,044	$19,688
Financing of equipment purchases and insurance renewal	$-	$190,434
Issuance of Senior Secured Promissory Note pursuant ANDA asset acquisition	$-	$1,200,000
Commitment shares issued to Lincoln Park Capital	$2,161	$931,182
Retirement of Common Stock pursuant to the issuance of Series J convertible preferred shares	$-	$20,378,631

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire year.

Going Concern

In connection with the preparation of the financial statements as of and for the three months period ended June 30, 2018, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date the financial statements were available for issuance, noting that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

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

Revenue Recognition

The Company generates revenue from the development of pain management products, manufacturing of a line of generic pharmaceutical products with approved ANDA, commercialization of products either by license and the collection of royalties, or through the manufacture of formulations and the development of new products and the expansion of licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations. The Company also generates revenue through its focus on the development of various types of drug products, including branded drug products which require NDAs.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Under FASB Topic 606, Revenue from Contacts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognize revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

Nature of goods and services

The following is a description of the Company’s goods and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each, as applicable:

a) Manufacturing Fees

The Company is equipped to manufacture controlled-release products on a contract basis for third parties, if and when the products are approved. These products include products using controlled-release drug technology and products utilizing abuse deterrent technologies. The Company also develops and markets (either on its own or by license to other companies) generic and proprietary controlled-release and abuse deterrent pharmaceutical products.

The Company recognizes revenue when the customer obtains control of the Company’s product based on the contractual shipping terms of the contract. Revenue on product are presented gross because the Company is primarily responsible for fulfilling the promise to provide the product, is responsible to ensure that the product is produced in accordance with the related supply agreement and bears risk of loss while the inventory is in-transit to the commercial partner. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to a customer.

b) License Fees

The Company enters into licensing and development agreements, which may include multiple revenue generating activities, including milestones payments, licensing fees, product sales and services. The Company analyzes each element of its licensing and development agreements in accordance with ASC 606 to determine appropriate revenue recognition. The terms of the license agreement may include payment to the Company of licensing fees, non-refundable upfront license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

The Company recognizes revenue from non-refundable upfront payments at a point in time, typically upon fulfilling the delivery of the associated intellectual property to the customer. For those milestone payments which are contingent on the occurrence of particular future events (for example, payments due upon a product receiving FDA approval), the Company determined that these need to be considered for inclusion in the calculation of total consideration from the contract as a component of variable consideration using the most-likely amount method. As such, the Company assesses each milestone to determine the probability and substance behind achieving each milestone. Given the inherent uncertainty of the occurrence of future events, the Company will not recognize revenue from the milestone until there is not a high probability of a reversal of revenue, which typically occurs near or upon achievement of the event.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2018.

In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the customer’s products occurs.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended June 30,
	2018	2017
NDA:
Licensing fees	$250,000	$250,000
Total NDA revenue	250,000	250,000
ANDA:
Manufacturing fees	$1,541,858	$1,010,896
Licensing fees	375,840	441,874
Total ANDA revenue	1,917,698	1,452,770
Total revenue	$2,167,698	$1,702,770

Collaborative Arrangements

Contracts are considered to be collaborative arrangements when they satisfy the following criteria defined in ASC 808, Collaborative Arrangements:

•	The parties to the contract must actively participate in the joint operating activity; and,

•	The joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful.

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

Restricted Cash

As of June 30, 2018, and March 31, 2018, the Company had $392,820 and $391,566, respectively, of restricted cash, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

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

As of June 30, 2018, the Company did not identify any indicators of impairment.

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

Earnings (Loss) Per Share Applicable to Common Shareholders’

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS excluded all potential dilutive shares of 2,333,333 as their effect was anti-dilutive for the three months ended June 30, 2018.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended June 30,
	2018	2017
Numerator
Net loss attributable to common shareholders – basic	$(1,687,766)	$(2,168,760)
Effect of dilutive instrument on net loss	–	–
Net loss attributable to common shareholders – diluted	$(1,687,766)	$(2,168,760)

Denominator
Weighted average shares of common stock outstanding – basic	803,049,238	819,321,321

Dilutive effect of stock options, warrants and convertible securities	–	–

Weighted average shares of common stock outstanding – diluted	803,049,238	819,321,321

Net income (loss) per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis as of June 30, 2018 and March 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at Fair	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3
June 30, 2018
Liabilities
Derivative financial instruments - warrants	$2,415,360	$-	$-	$2,415,360

March 31, 2018
Liabilities
Derivative financial instruments - warrants	$2,667,871	$-	$-	$2,667,871

See Note 11, for specific inputs used in determining fair value.

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

Recently Adopted Accounting Pronouncements

On April 1, 2018, the Company adopted ASC 606. In accordance with ASC 606, the Company has not changed any characteristics of its revenue recognition policy and has implemented the enhanced disclosure requirements necessary to apply the new standard. ASC 606 was applied using the modified retrospective method. There was no cumulative effect of the initial application to be recognized as an adjustment to opening retained earnings at April 1, 2018 as the adoption did not have an impact on the Company’s results of operations or financial condition. Accordingly, results for reporting periods beginning after April 1, 2018 are presented in accordance with ASC 606, while the comparative information has not been restated and reported under the accounting standards in effect for those periods.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230): Statement of Cash Flows (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. As a result of the adoption of the new guidance, the Company increased the beginning of year total amount shown on the condensed consolidated statement of cash flows by $391,566 and $389,081 for the three months ended June 30, 2018 and 2017, respectively. These amounts represent the balance of restricted cash included in the consolidated balance sheets as of March 31, 2018 and 2017, respectively. Restricted cash is related to debt service reserve in regard to the NJEDA bonds (see Note 5).

As of April 1, 2018, the Company adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The adoption of this standard did not materially impact the Company’s stock-based compensation expense as no awards were modified during the three months ended June 30, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, to clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flow. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2017. The Company’s adoption of this standard as of April 1, 2018 had no impact to the Company’s condensed consolidated financial statements for the three months ended June 30, 2018.

Recently Issued Accounting Pronouncements

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. This update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is evaluating the effect that this update will have on its financial statements and related disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

NOTE 2. INVENTORY

Inventory consisted of the following:

	June 30, 2018	March 31, 2018
Finished goods	$10,016	$229,204
Work-in-progress	77,690	297,350
Raw materials	4,052,484	4,371,447
	$4,140,190	$4,898,001

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2018	March 31, 2018
Land, building and improvements	$5,260,523	$7,675,317
Laboratory, manufacturing and warehouse equipment	11,693,799	9,302,277
Office equipment and software	383,557	308,434
Furniture and fixtures	176,511	49,804
Transportation equipment	66,855	66,855
	17,581,245	17,402,687
Less: Accumulated depreciation	(8,709,146)	(8,408,979)
	$8,872,099	$8,993,708

Depreciation expense was $300,167 and $184,586 for the three months ended June 30, 2018 and 2017, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets

	June 30, 2018
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
Patent application costs	*	$465,684	$-	$-	$465,684
ANDA acquisition costs	Indefinite	7,247,317	-	-	7,247,317
		$7,713,001	$-	$-	$7,713,001

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 5. NJEDA BONDS

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

The following tables summarize the Company’s bonds payable liability:

	June 30, 2018	March 31, 2018
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,760,000	$1,760,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(90,000)	(90,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,670,000	$1,670,000

Bond offering costs	$-	$-
Less: Accumulated amortization	(181,952)	(178,409)
Bond offering costs, net	$(181,952)	$(178,409)

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$90,000	$90,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$75,822	$75,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$1,670,000	$1,670,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(158,322)	(161,866)
Long term portion of bonds payable, net of bond offering costs	$1,511,678	$1,508,134

Amortization expense was $3,544 for the three months ended June 30, 2018 and 2017.

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	June 30, 2018	March 31, 2018
Equipment and insurance financing loans payable, between 3% and 13% interest and maturing between February 2019 and January 2023	$1,210,904	$1,201,861
Less: Current portion of loans payable	(546,186)	(578,841)
Long-term portion of loans payable	$664,718	$623,020

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The interest expense associated with the loans payable was $24,043 and $21,759 for the three months ended June 30, 2018 and 2017, respectively.

NOTE 7. RELATED PARTY SECURED PROMISSORY NOTE WITH MIKAH PHARMA LLC

For consideration of the assets acquired on May 15, 2017, the Company issued a Secured Promissory Note (the “Note”) to Mikah for the principal sum of $1,200,000. The Note matures on December 31, 2020 in which the Company shall pay the outstanding principal balance of the Note. Interest shall be computed on the unpaid principal amount at the per annum rate of ten percent (10%); provided, upon the occurrence of an Event of Default as defined within the Note, the principal balance shall bear interest from the date of such occurrence until the date of actual payment at the per annum rate of fifteen percent (15%). All interest payable hereunder shall be computed on the basis of actual days elapsed and a year of 360 days. Installment payments of interest on the outstanding principal shall be paid as follows: quarterly commencing August 1, 2017 and on November 1, February 1, May 1 and August 1 of each year thereafter. All unpaid principal and accrued but unpaid interest shall be due and payable in full on the Maturity Date. The interest expense associated with the Note was $15,000 for the three months ended June 30, 2018 and 2017. Accrued interest due and owing on this note was $135,000 and $105,000 as of June 30, 2018 and March 31, 2018, respectively.

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $2,012,223 as of June 30, 2018, were comprised of a current component of $1,013,333 and a long-term component of $998,890. Deferred revenues in the aggregate amount of $2,265,556 as of March 31, 2018, were comprised of a current component of $1,013,333 and a long-term component of $1,252,223. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance date and the long-term component is equal to the amount of revenue to be earned thereafter.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

The 135 Ludlow Ave. modified lease includes an initial term, which expired on December 31, 2016 with two tenant renewal options of five years each, at the sole discretion of the Company. On June 22, 2016, the Company exercised the first of these renewal options, with such option including a term that begins on January 1, 2017 and expires on December 31, 2021.

The 135 Ludlow Ave. property required significant leasehold improvements and qualifications, as a prerequisite, for its intended future use. Manufacturing, packaging, warehousing and regulatory activities are currently conducted at this location. Additional renovations and construction to further expand the Company’s manufacturing resources are in progress.

Rent expense is recorded on the straight-line basis. Rents paid in excess is recognized as deferred rent. Rent expense under the 135 Ludlow Ave. modified lease for the three-month ended June 30, 2018 and 2017 was $54,909. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations. Deferred rent as of June 30, 2018 and March 31, 2018 was $10,804 and $9,702, respectively and recorded as a component of other long-term liabilities.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of June 30, 2018, and March 31, 2018, the Company had a liability of $31,917 and $31,443, respectively and recorded as a component of other long-term liabilities.

NOTE 10. MEZZANINE EQUITY

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, 24.0344 shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of June 30, 2018.

The issued shares were pursuant to an Exchange Agreement with Nasrat Hakim, (“Hakim”) a related party and the Company’s President, CEO and Chairman of the Board of Directors Pursuant to the Exchange Agreement the Company exchanged 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of common stock at $1.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of common stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of common stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2018 (See Note 11).

Each Series J Preferred is convertible at the option of the holder into shares of common stock, that is the earlier of (i) the date that shareholder approval is obtained, and the requisite corporate action has been effected regarding a Fundamental Transaction (as defined in the Series J COD); or (ii) not less than three years subsequent to the Original Issue Date (the date of the first issuance of any shares of the Series J Preferred Stock) (the “Conversion Date”). The number of common shares is calculated by dividing the Stated Value of such share of Series J Preferred by the Conversion Price. The conversion price for the Series J Preferred shall equal $0.1521, subject to adjustment as discussed below.

Based on the current conversion price, the Series J Preferred is convertible into 158,017,321 shares of common stock. The conversion price is subject to the following adjustments: (i) stock dividends and splits, (ii) sale or grant of shares below the conversion price, (iii) pro rata distributions; or (iv) fundamental changes (merger, consolidation, or sale of all or substantially all assets).

If upon any Conversion Date there is not a sufficient number of authorized shares of Common Stock (that are not issued, outstanding or reserved for issuance) available to effect the entire conversion of the then outstanding shares of Series J Preferred Stock and the then outstanding common stock purchase warrants issued in conjunction therewith (an “Authorized Share Deficiency”), such conversion shall not exceed the Issuable Maximum (as defined in the Series J COD); however, the Company shall use its best efforts to obtain shareholder approval within two (2) years of the date of first issuance of Series J Preferred Stock to permit the balance of the conversion. If shareholder approval is not obtained due to an insufficient number of shareholder votes for passage, the Company shall continue to solicit for shareholder approval annually thereafter. As of June 30, 2018, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion, notwithstanding that the earliest possible Conversion Date is April 28, 2020.

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

The fair value of the Series J Preferred issued by the Company pursuant to the exchange agreement was calculated using a Monte Carlo Simulation of stock price and expected future behaviors related to shareholder approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

April 28, 2017
Fair value of the Company’s common stock	$0.1521
Conversion price	$0.1521
Number of Series J Preferred issued	24.0344
Fully diluted shares outstanding as of measurement date	923,392,780
Risk-free rate	2.30%
Volatility	90%
Shareholder approval threshold	$0.1521
Probability of approval is ending stock price is greater than threshold - midpoint	82.50%
Probability of approval is ending stock price is less than threshold - midpoint	17.50%
Trials	200,000

Authorized, issued and outstanding shares, along with carrying value and change in value as of the periods presented are as follows:

	June 30, 2018	March 31, 2018
Shares authorized	50.000	50.000
Shares outstanding	24.0344	24.0344
Par value	$0.01	$0.01
Stated value	$1,000,000	$1,000,000
Conversion price	$0.1521	$0.1521
Common Stock to be issued upon conversion	158,017,321	158,017,321
Carrying value of Series J convertible preferred stock	$13,903,960	$13,903,960

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS – WARRANTS

The Company evaluates and accounts for its freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities.

The Company issued warrants, with terms of five to seven years, to various corporations and individuals, in connection with the sale of securities, loan agreements and consulting agreements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of warrant activity is as follows:

	June 30, 2018		March 31, 2018
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	79,008,661	$0.1521	9,379,219	$0.0625

Warrants granted pursuant to the issuance of Series J convertible preferred shares	-	-	79,008,661	$0.1521

Warrants exercised, forfeited and/or expired, net	-	-	(9,379,219)	$0.0625

Balance at end of period	79,008,661	$0.1521	79,008,661	$0.1521

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

The Series J Warrants are exercisable for a period of 10 years from the date of issuance, commencing on the earlier of (i) the date that Shareholder Approval is obtained, and the requisite corporate action has been effected; or (ii) April 28, 2020. The initial exercise price is $0.1521 per share and the Series J Warrants can be exercised for cash or on a cashless basis. The exercise price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then exercise price. Such exercise price adjustment feature prohibits the Company from being able to conclude the warrants are indexed to its own stock and thus such warrants are classified as liabilities and measured initially and subsequently at fair value. The Series J Warrants also provide for other standard adjustments upon the happening of certain customary events. The Series J Warrants are not exercisable during any period when an Authorized Share Deficiency exists and will expire on the expiry date, without regards to the existence of an Authorized Shares Deficiency (see Note 10). As of June 30, 2018, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion of the Series J Preferred, therefore the Series J Warrants are not currently exercisable.

The fair value of the warrants issued by the Company pursuant to the issuance of Series J convertible preferred shares (79,008,661 warrant shares) was calculated using a Monte Carlo Simulation because of the probability assumptions associated with the Shareholder Approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

	June 30, 2018	March 31, 2018
Fair value of the Company’s common stock	$0.09	$0.10
Initial exercise price	$0.1521	$0.1521
Number of common warrants	79,008,661	79,008,661
Fully diluted shares outstanding as of measurement date	803,638,620	791,516,930
Warrant term (in years)	8.83	9.08
Risk-free rate	2.83%	2.72%
Volatility	90.00%	90.00%
Shareholder approval threshold	$0.1580	$0.1580
Probability of approval is ending stock price is greater than threshold - midpoint	82.50%	82.50%
Probability of approval is ending stock price is greater than threshold - midpoint	17.50%	17.50%
Trials	100,000	100,000
Fair value of derivative financial instruments - warrants	$2,415,360	$2,667,871

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the three months ended June 30, 2018 were as follows:

Balance as of March 31, 2018	$2,667,871
Change in fair value of derivative financial instruments - warrants	(252,511)
Balance as of June 30, 2018	$2,415,360

NOTE 12. SHAREHOLDERS’ EQUITY

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

Upon execution of the 2014 LPC Purchase Agreement, the Company issued 1,928,641 shares of its common stock to Lincoln Park as consideration for its commitment to purchase additional shares of our common stock under that agreement and were obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40 million of the Company’s common stock is purchased by Lincoln Park.

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

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. During the three months ended June 30, 2018, a total of 2,000,000 shares were sold to Lincoln Park pursuant to the 2017 LPC Agreement for net proceeds totaling $168,170. In addition, 23,297 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement.

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

During the three months ended June 30, 2018, the Company did not issue any shares of common stock to its Directors in payment of director’s fees.

During the three months ended June 30, 2018, the Company accrued director’s fees totaling $28,750, which will be paid via cash payments totaling $9,583 and the issuance of 206,538 shares of Common Stock.

As of June 30, 2018, the Company owed its Directors a total of $17,083 in cash payments and 343,314 shares of Common Stock in payment of director fees totaling $51,250 due and owing. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

Stock-based Employee/Consultant Compensation

Employment contracts with the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees and engagement contracts with certain consultants include provisions for a portion of each employee’s salaries or consultant’s fees to be paid via the issuance of shares of the Company’s Common Stock, in lieu of cash, with the valuation of such shares being calculated on a quarterly basis and equal to the average closing price of the Company’s Common Stock.

During the three months ended June 30, 2018, the Company did not issue any shares pursuant to employment contracts with the Company’s President and Chief Executive Officer, Chief Financial Officer or certain other employees. During the three months ended June 30, 2018, the Company did not issue any shares pursuant to the engagement contracts with certain consultants.

During the three months ended June 30, 2018, the Company accrued salaries totaling $201,250 owed to the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees which will be paid via the issuance of 2,168,606 shares of Common Stock.

As of June 30, 2018, the Company owed its President and Chief Executive Officer, Chief Financial Officer and certain other employees’ salaries totaling $902,500 which will be paid via the issuance of 8,038,031 shares of Common Stock. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

During the three months ended June 30, 2018, the Company accrued consulting fees totaling $14,355 owed to certain consultants which will be paid via the issuance of 154,727 shares of Common Stock.

As of June 30, 2018, the Company owed certain consultants fees of $54,135 which will be paid via the issuance of 270,052 shares of Common Stock. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

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

		Weighted	Weighted Average
	Shares	Average	Remaining Contractual	Aggregate Intrinsic
	Underlying Options	Exercise Price	Term (in years)	Value
Outstanding at April 1, 2018	6,618,000	$0.16	6.1	$90,390
Granted	-	-	-	-
Forfeited and expired	(100,000)	0.21	-	-
Outstanding at June 30, 2018	6,518,000	$0.16	5.8	$60,000
Exercisable at June 30, 2018	5,635,000	$0.15	5.5	$60,000

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company common stock as of June 30, 2018 and March 31, 2018 of $0.09 and $0.10, respectively. The fair value of the options was calculated using the Black-Scholes model and the following assumptions:

	June 30, 2018	March 31, 2018
Volatility (based on the Company’s historical volatility)	121% - 123%	121% - 123%
Exercise price	$0.09 - 0.24	$0.09 - 0.24
Estimated term (in years)	10	10
Risk free interest rate (based on 1-year treasury rate)	2.2% - 2.8%	2.2% - 2.4%
Forfeiture rate	4.7% - 20.1%	0.0% - 20.1%
Fair value of options granted	$85,377	$79,215
Non-cash compensation through issuance of stock options	$36,549	$244,753

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Three customers accounted for substantially all the Company’s revenues for the three months ended June 30, 2018. These three customers accounted for approximately 56%, 21% and 9% of revenues each, respectively.

Three customers accounted for substantially all the Company’s revenues for the three months ended June 30, 2017. These three customers accounted for approximately 59%, 29% and 11% of revenues each, respectively.

Accounts Receivable

Three customers accounted for substantially all the Company’s accounts receivable as of June 30, 2018. These three customers accounted for approximately 59%, 17% and 11% of accounts receivable each, respectively.

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2018. These four customers accounted for approximately 52%, 14%, 12%, and 11% of accounts receivable each, respectively.

Purchasing

Four suppliers accounted for more than 90% of the Company’s purchases of raw materials for the three months ended June 30, 2018. These four suppliers accounted for approximately 40%, 19%, 17% and 14% of purchases each, respectively.

Four suppliers accounted for more than 75% of the Company’s purchases of raw materials for the three months ended June 30, 2017. These four suppliers accounted for approximately 41%, 12%, 12% and 12% of purchases each, respectively.

NOTE 15. SEGMENT RESULTS

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

	For the Three Months Ended June 30,
	2018	2017
Operating loss by segment	$(373,283)	$(1,108,255)
Corporate unallocated costs	(1,022,359)	(670,629)
Interest income	1,255	3,982
Interest expense and amortization of debt issuance costs	(83,138)	(70,731)
Depreciation and amortization expense	(203,704)	(6,776)
Significant non-cash items	(259,048)	(452,611)
Change in fair value of derivative instruments	252,511	139,260
Loss from operations	$(1,687,766)	$(2,165,760)

NOTE 16. COLLABORATIVE AGREEMENT WITH EPIC PHARMA LLC

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

In June 2015, Elite received non-refundable payments totaling $5 million from Epic for the exclusive right to product development sales and distribution of SequestOx™ pursuant to the Epic Collaborative Agreement, under which it agreed to not permit marketing or selling of SequestOx™ within the United States of America to any other party. These nonrefundable payments represent consideration for certain exclusive rights to ELI-200 and will be recognized ratably over the Epic Exclusivity Period. The Company determined that the performance obligations within the 2015 Epic License Agreement included the transfer of the license and the performance of the research and development services; the license is not distinct because the customer cannot obtain value from the license without the research and development services that the Company is uniquely able to perform.

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

NOTE 17. COLLABORATIVE AGREEMENT WITH SUNGEN PHARMA LLC

On August 24, 2016, the Company entered into the SunGen Agreement. The SunGen Agreement, as amended, provides that Elite and SunGen Pharma LLC will engage in the research, development, sales, and marketing of eight generic pharmaceutical products. Two of the products are classified as CNS stimulants (the “CNS Products”), two of the products are classified as beta blockers (the “Beta Blocker Products”) and the remaining four products consist of antidepressants, antibiotics and antispasmodics.

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

On June 4, 2015, the Company entered into the 2015 Epic License Agreement (please see Note 16 above). The 2015 Epic License Agreement includes milestone payments totaling $10 million upon the filing with and approval of an NDA with the FDA. The Company has determined these milestones to be substantive, with such assessment being made at the inception of the 2015 Epic License Agreement, and based on the following:

•	The Company’s performance is required to achieve each milestone; and

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	The milestones will relate to past performance, when achieved; and

•	The milestones are reasonable relative to all of the deliverables and payment terms within the 2015 Epic License Agreement

After marketing authorization is received from the FDA, Elite will receive a license fee which is based on profits achieved from the commercial sales of ELI-200. On January 14, 2016, the Company filed an NDA with the FDA for SequestOx™, thereby earning a $2.5 million milestone pursuant to the 2015 Epic License Agreement. The Company has received payment of this amount from Epic. An additional $7.5 million is due upon approval by the FDA of the NDA filed for SequestOx™. Please note that on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, the Company met with the FDA for an end-of-review meeting to discuss steps that it could take to obtain approval of SequestOx™. Based on this and the meeting minutes received from the FDA on January 23, 2017, the Company formulated a plan to address the issues cited by the FDA in the CRL, with such plan including, without limitation, modifying the SequestOx™ formulation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation. On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for SequestOx™. This study resulted in a mean Tmax of 4.6 hours, with a range of 0.5 hour to 12 hours and a mean Tmax of the comparator, Roxicodone® of 3.4 hours with a range of 0.5 hour to 12 hours. A key objective of this study was to determine if the reformulated SequestOx™ had a similar Tmax to the comparator when taken with a high fat meal. Based on these results, the Company will pause, not proceed, with the rest of the clinical trials, and seek clarity from the FDA before deciding on the next steps for immediate release SequestOx™. There can be no assurances of the success of any future clinical trials, or if such trials are successful, there can be no assurances that an intended future resubmission of the NDA product filing, if made, will be accepted by or receive marketing approval from the FDA, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees. If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

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

Pursuant to the Epic Generic Agreement, Elite will receive $1.8 million, payable in increments that require the commercialization of all six exclusive products if the full amount is to be received, plus license fees equal to a percentage that is not less than 50% and not greater than 60% of profits achieved from commercial sales of the products, as defined in the Epic Generic Agreement. While Epic has launched four of the six exclusive products and Elite has collected $1.0 million of the $1.8 million total fee, collection of the remaining $800,000 is contingent upon Epic filing the required supplements with and receiving approval from the FDA for the remaining exclusive generic products. The Epic Generic Agreement expires on October 2, 2018. There can be no assurances of Epic filing these supplements or getting approval of any supplements filed. Accordingly, there can be no assurances of Elite receiving the remaining $800,000 due under the Epic Generic Agreement, or future license fees related thereto. Please also note that all commercialization, regulatory, manufacturing, marketing and distribution activities are being conducted solely by Epic, without Elite’s participation.

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

NOTE 19. MANUFACTURING, LICENSE AND DEVELOPMENT AGREEMENTS

The Company has entered into the following active agreements:

•	License agreement with Precision Dose, dated September 10, 2010 (the “Precision Dose License Agreement”)

•	Master Development and License Agreement with SunGen Pharma LLC, dated August 24, 2016, as amended (the “SunGen Agreement”) and,

•	Strategic Marketing Alliance with Glenmark Pharmaceuticals, Inc. USA dated May 29, 2018 (the “Glenmark Alliance”)

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

The SunGen Agreement provides for the research, development, sales and marketing of eight generic pharmaceutical products. Two of the products are classified as CNS stimulants (the “CNS Products”), two of the products are classified as beta blockers and the remaining four products consist of antidepressants, antibiotics and antispasmodics. To date, the Company has filed ANDAs with the FDA for the two CNS Products identified in the SunGen Agreement.

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

The Glenmark Alliance, provides for the manufacture by Elite and marketing by Glenmark of identified generic products under license from Elite. In addition to the purchase prices for the products, Elite will receive license fees well in excess of 50% of gross profits. Gross profit is defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs. Glenmark will have semi-exclusive marketing rights to the ANDA approved generic product, phendimetrazine 35mg tablets, and exclusive marketing rights to generic Methadone HCl. Collectively, the brand products and their generic equivalents had total annual sales of approximately $33.6 million in 2017, according to Quintiles IMS Health data. The Agreement has an initial term of three years and automatically renews for one-year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Glenmark to terminate with regard to a product on at least three months’ prior written notice if it determines to stop marketing and selling such product, and it permits Elite to terminate with regard to a product if at any time after the first twelvemonths from the first commercial sale, the average license fee paid by Glenmark for such product is less than $100,000 for a six-month sales period.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 20. RELATED PARTY AGREEMENTS WITH MIKAH PHARMA LLC

Pursuant to an asset acquisition, on May 17, 2017, Elite Labs, executed an assignment agreement with Mikah, pursuant to which the Company acquired all rights, interests, and obligations under a supply and distribution agreement (the “Distribution Agreement”) with Dr. Reddy’s Laboratories, Inc. (“Dr. Reddy’s”) originally entered into by Mikah on May 7, 2017 and relating to the supply, sale and distribution of generic Trimipramine Maleate Capsules 25mg, 50mg and 100mg (“Trimipramine”).

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

Under the Manufacturing Agreement, Epic will manufacture Trimipramine under license from the Company pursuant to the FDA approved and currently marketed ANDA that was acquired in conjunction with the Company’s entry into these agreements.

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

NOTE 21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 3, 2018, the date the accompanying financial statements were issued. The following are material subsequent events.

Common Stock issued and sold pursuant to the Lincoln Park Purchase Agreement

Subsequent to June 30, 2018 and up to August 3, 2018 (the latest practicable date), a total of 4,970,349 shares of Common Stock were issued to Lincoln Park, with such shares consisting of 4,902,587 purchase shares and 67,762 additional commitment shares. Total proceeds from these transactions was $489,206.

Approval of Oxycodone Hydrochloride and Acetaminophen, USP CII

On July 2, 2018, the Company received approval by the U.S. Food and Drug Administration of the abbreviated new drug application (ANDA) filed for generic Percocet® (Oxycodone Hydrochloride and Acetaminophen, USP CII) 5 mg/325 mg, 7.5 mg/325 mg and 10 mg/325 mg tablets.

Approval of Methadone HCl 5mg and 10mg

On August 3, 2018, the Company received approval of by the U.S. Food and Drug Administration of the ANDA filed for generic Methadone HCl 5mg and 10mg tablets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

COMPARED TO THE

THREE MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

The following discussion of our financial condition and results of operations for the three months ended June 30, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2018, as filed on June 14, 2018 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for or SequestOx™. The mean Tmax (the amount of time that a drug is present at the maximum concentration in serum) of SequestOx™ was 4.6 hours with a range of 0.5 hour to 12 hours and the mean Tmax of the comparator, Roxicodone®, was 3.4 hours with a range of 0.5 hour to 12 hours. A key objective for the study was to determine if the reformulated SequestOx™ had a similar Tmax to the comparator when taken with a high fat meal. Elite will pause, not proceed with the rest of the clinical trials, and seek clarity from FDA before deciding on the next steps for immediate release SequestOx™. The Company will continue to pursue extended release products with its proprietary abuse deterrent technology.

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

Approved Products Not Yet Commercialized

Oxycodone Hydrochloride and Acetaminophen, USP CII 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets

On July 3, 2018, the Company received approval by the FDA of its ANDA filed for generic Percocet® (Oxycodone Hydrochloride and Acetaminophen, USP CII) 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets. This product is indicated for the management of pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. Based on Quintiles IMS Health data for the twelve months ending May 31, 2018, the retail sales for the brand and generic products were approximately $500 million. The Company is evaluating marketing options for this product.

Methadone Hydrochloride USP 5mg and 10mg tablets

On August 3, 2018, the Company received approval from the U.S. Food and Drug Administration (FDA) for the Company’s abbreviated new drug application (ANDA) for methadone hydrochloride 5 mg and 10 mg tablets. Methadone is indicated for the management of pain severe enough to require daily, around-the-clock long-term opioid treatment and for which alternative treatment options are inadequate. Methadone can also be used for maintenance treatment of opioid addiction (heroin or other morphine-like drugs) in conjunction with appropriate social and medical services. Glenmark Pharmaceuticals, Inc., Elite’s marketing alliance partner, will sell and distribute methadone for Elite for which Elite will receive manufacturing and license fees.

In addition to the above, we currently own seven different approved ANDAs, all of which were acquired as part of the Mikah ANDA Purchase. Each approved ANDA requires manufacturing site transfers as a prerequisite to commencement of commercial manufacturing and distribution. The products relating to each approved ANDA are included in the Epic Manufacturing and License Agreement, with Elite granting ANDA specific, exclusive or non-exclusive market rights (depending on the ANDA) to Epic. Commercial manufacturing of these products is expected to be transferred to either Epic or the Northvale Facility, with the required supplements to be filed with FDA in the manner and time frame that is economically beneficial to us.

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

Please see Note 20: Related Party Agreements with Mikah Pharma LLC to the Financial Statements above.

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

The Epic Manufacturing and License Agreement expires on October 2, 2018. We are evaluating options available for the manufacture and marketing of products included in this agreement, with such options including, without limitation, extension of the agreement by mutual consent of Epic and Elite, marketing and/or manufacturing by a third party other than Epic, marketing and/or manufacturing by Elite, marketing and/or manufacturing by Epic under a new agreement. While Epic has launched four of the six exclusive products and Elite has collected $1.0 million of the $1.8 million total fee, collection of the remaining $800,000 is contingent upon Epic filing the required supplements with and receiving approval from the FDA for the remaining exclusive generic products. As the Epic Generic Agreement expires on October 2, 2018, it is unlikely that Epic will secure the required FDA approvals related to their payment to Elite of the remaining $800,000 milestones.

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

On August 26, 2016, the Methadone Manufacturing and Supply Agreement was amended and extended through December 31, 2017 and expired. We made our final shipments of Methadone to Ascend during the quarter ended June 30, 2018.

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

Pursuant to the Glenmark Alliance, Glenmark will purchase the products from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees well in excess of 50% of gross profits. Gross profits is defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs. Glenmark will have semi-exclusive marketing rights to the ANDA approved generic product, phendimetrazine 35mg tablets, and exclusive marketing rights to Methadone 5mg and 10mg, products that were approved by the FDA on August 3, 2018. Collectively, the brand products and their generic equivalents had total annual sales of approximately $33.6 million in 2017, according to Quintiles IMS Health data. The Agreement has an initial term of three years and automatically renews for one-year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Glenmark to terminate with regard to a product on at least three months’ prior written notice if it determines to stop marketing and selling such product, and it permits Elite to terminate with regard to a product if at any time after the first twelvemonths from the first commercial sale, the average license fee paid by Glenmark for such product is less than a defined minimum amount.

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

Research and development costs were $1.3 and $2.0 million for the three months ended June 30, 2018 and 2017, respectively. Costs incurred during the prior fiscal year relate almost entirely to the development of the abuse deterrent opioid product, SequestOx™, and costs incurred during the current fiscal year relate almost entirely to the development of the abuse deterrent opioid products, SequestOx™, Generic Oxy/APAP and Generic Hydrocodone/APAP.

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

Please note that, while the FDA is required to review applications within certain timeframes, during the review process, the FDA frequently requests that additional information be submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is actually approved, there can be no assurances that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of our developed products are also subject to FDA regulation. Based on the foregoing, it is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product. In addition, there can be no assurances of the Company filing the required application(s) with the FDA or of the FDA approving such application(s) if filed, and the Company’s ability to successfully develop and commercialize products incorporating its abuse deterrent technology is subject to a high level of risk as detailed in “Item 1A-Risk Factors-Risks Related to our Business” of the Annual Report on Form 10-K filed with the SEC on June 14, 2018, and further detailed in “Item 1A-Risk Factors” in this quarterly report on Form 10-Q.

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

Dependence on One or a Few Major Customers

Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues, therefore the termination or restructuring of a contract with a customer may result in the loss of material amount or substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have agreements with Epic, Precision Dose and Glenmark for the licensing, sales and distribution of products that we manufacture. We are currently renegotiating a licensing contract with Epic, which may result in the termination of an existing contract or an amended licensing contract that is materially different from that already in place. We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products. Please see the Risk Factors in Part II, Item 1A entitled “We depend on a limited number of customers and any reduction, delay or cancellation of an order from these customers or the loss of any of these customers could cause our revenue to decline.”

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

Three months ended June 30, 2018 compared to June 30, 2017

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended June 30,		Change
	2018	2017	Dollars	Percentage
Manufacturing fees	$1,541,858	$1,010,896	$530,962	53%
Licensing fees	625,840	691,874	(66,034)	-10%
Total revenue	2,167,698	1,702,770	464,928	27%
Cost of revenue	1,576,399	1,015,060	561,339	55%
Gross profit	$591,299	$687,710	$(96,411)	-14%
Gross profit – percentage	27%	40%

Total revenues for the three-month period ended June 30, 2018 increased by $0.5 million or 27%, to $2.2, as compared to $1.7 million, for the corresponding period in 2017 primarily due to the following:

Manufacturing fees increased by $0.5 million, or 53%, due to increases in sales of generic Naltrexone and Phentermine and final shipments of Methadone to Ascend which occurred during the quarter ended June 30, 2018.

Licensing fees decreased by $0.1 million, or 10%. This decrease is primarily due to the timing of in-market sales of the Company’s generic products, especially, without limitation, generic Hydromorphone and Isradipine, as well as margins achieved by the Company’s licensed marketing partners. License fees earned are based on in-market sales and accordingly, there is a natural lag between manufacturing revenues earned by the Company and related license fees being earned from in market sales occurring subsequent to the Company’s shipment of licensed generic products to its marketing partners. In market profits achieved by the Company’s marketing partners are also a factor, with a direct correlation to the license fee revenues earned by the Company.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $0.6 million or 55%, to $1.6 million as compared to $1.0 million for the corresponding period in 2017. Costs of revenue consists of manufacturing and assembly costs. As such, the cost of revenue correlates directly with the increase in manufacturing fees.

Our gross profit margin was 27 % during the three months ended June 30, 2018 as compared to 40% during the three months ended June 30, 2017. The decrease in gross margin is due to the product mix of generics manufactured during the quarter.

Operating expenses:

	For the Three Months Ended June 30,		Change
	2018	2017	Dollars	Percentage
Operating expenses:
Research and development	$1,326,628	$1,965,883	$(639,255)	-33%
General and administrative	882,812	855,961	26,851	3%
Non-cash compensation	36,549	97,361	(60,814)	-62%
Depreciation and amortization	203,704	6,776	196,928	-29%
Total operating expenses	$2,449,693	$2,925,981	$(476,290)	-16%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three-month period ended June 30, 2018 decreased by $0.5, or 16%, to $2.4 million, as compared to $2.9 million for the corresponding period in 2017.

Research and development costs for the three months ended June 30, 2018 were $1.33 million, a decrease of $0.64 million or 33% from $1.97 million of such costs for the comparable period of the prior year. The decrease was due to the timing and composition of ongoing development of our abuse deterrent opioid, products under development pursuant to the SunGen Agreement and other products.

General and administrative expenses for the three months ended June 30, 2018 and 2017 remained at $0.9 million each year, indicating a consistent cost of overhead expenses on a year to year basis.

Non-cash compensation expense for the three months ended June 30, 2018 and 2017 was $0.04 million and $0.1 million, respectively. The decrease in non-cash compensation expense derives from the timing in amortization of the value of employee stock options issued over the course of the last three years.

Depreciation and amortization expense for the three months ended June 30, 2018 was $0.203 million, an increase of $0.197 million, or 29% from $0.006 million of such costs for the comparable period of the prior year. The increase was due to acquisitions of additional fixed assets as well as higher depreciation absorption rates as compared to the prior year.

As a result of the foregoing, our loss from operations for the three months ended June 30, 2018 was $1.9, compared to a loss from operations of $2.2 million for the three months ended June 30, 2017.

Other income (expense):

	For the Three Months Ended June 30,		Change
	2018	2017	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(83,138)	$(70,731)	$(12,407)	18%
Change in fair value of derivative instruments	252,511	139,260	113,251	81%
Interest income	1,255	3,982	(2,727)	-68%
Other income, net	$170,628	$72,511	$98,117	135%

Other income, net for the three months ended June 30, 2018 was net other income of $0.171 million, an increase in net other income of $0.098 million from the net other income of $0.073 million for the comparable period of the prior year. The increase in other income was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended June 30, 2018 totaling an increase in other income of $0.1 million, as compared to the prior period. Please note that derivative income (expenses) is determined in large part by the number of warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between derivative revenues and increases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net loss for the three months ended June 30, 2018 was $1.7 million, compared to a net loss of $2.2 million for the comparable period of the prior year.

Change in value of convertible preferred share mezzanine equity:

There were no changes in the value of our convertible preferred stock, which is included in the calculation of net loss attributable to common shareholders for the three months ended June 30, 2018, and June 30, 2017.

Liquidity and Capital Resources

Capital Resources

	June 30, 2018	March 31, 2018	Change
Current assets	$11,457,527	$13,702,401	$(2,244,874)
Current liabilities	4,670,973	5,114,704	(443,733)
Working capital	6,786,554	8,587,697	(1,801,141)

The Company considers cash and working capital balances as several of the factors the Company uses in evaluating its performance, without limitation. As of June 30, 2018, the Company had cash on hand of $5.6 million and a working capital surplus of $6.8 million. We believe that such resources, combined with the Company’s access to part or all of the remaining $37.3 million available pursuant to the $40 million equity line with Lincoln Park is sufficient to fund operations through the current operating cycle. For the three months ended June 30, 2018, we had losses from operations totaling $1.9 million, and net other income totaling $0.2 million, resulting in a net loss of $1.7 million.

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

Summary of Cash Flows:

	For the Three Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(1,709,595)	$(1,091,059)
Net cash used in investing activities	(178,558)	(335,827)
Net cash provided by financing activities	354,223	405,410

Net cash used in operating activities for the three months ended June 30, 2018 was $1.7 million, which included net losses of $1.7 million, change in fair value of derivative financial instruments – warrants of $0.3 million (non-cash), and changes in operating assets and liabilities of $1.1. These instances of decreases in cash are offset by change in non-cash compensation accrued of $1.0 million and depreciation and amortization of $0.3 million and million.

Net cash used in investing activities for the three months ended June 30, 2018 was $0.2 million. This consisted primarily of purchases of fixed assets.

Net cash provided by financing activities was $0.4 million for the three months ended June 30, 2018 which consist primarily from proceeds from the issuance of common stock.

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

As of June 30, 2018, the Company has issued 5,540,551 shares of its common stock as initial commitment shares pursuant to the 2017 LPC Purchase Agreement, 300,306 shares of its common stock as additional commitment shares, pursuant to the 2017 LPC Purchase Agreement with Lincoln Park, as consideration for their commitment to purchase additional shares of the Company’s common stock. In addition, as of June 30, 2018, the Company issued 19,818,950 shares of its common stock for proceeds totaling $2,168,078 in connection with the 2017 LPC Purchase Agreement with Lincoln Park.

Exchange Agreement

On April 28, 2017, we entered into an exchange agreement (the “Exchange Agreement”) with Nasrat Hakim, our Chief Executive Officer, pursuant to which we issued to Mr. Hakim 23.0344 shares of our newly designated Series J Convertible Preferred Stock (“Series J Preferred”) (see Note 10 to the financial statements) and Warrants (see Note 11 to the financial statements) to purchase an aggregate of 79,008,661 shares of our Common Stock (the “Warrants” and, along with the Series J Preferred issued to Mr. Hakim, the “Securities”) in exchange for 15,017,321 shares of our common stock owned by Mr. Hakim. The exchange was conducted pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Pending Litigation

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended March 31, 2018.

Item 1A. Risk Factors.

We depend on a limited number of customers and any reduction, delay or cancellation of an order from these customers or the loss of any of these customers could cause our revenue to decline.

Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues therefore the termination of a contract with a customer may result in the loss of substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have agreements with Epic, Glenmark and Precision Dose for the sales and distribution of products that we manufacture. We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products.

In addition, since a significant portion of our revenues is derived from a relatively few customers, any financial difficulties experienced by any one of these customers, or any delay in receiving payments from any one of these customers, could have a material adverse effect on our business, results of operations, financial condition, and cash flows. The contract manufacturing agreement with Ascend expired on December 31, 2017 and was not renewed or extended, with resultant adverse effects on revenues, results of operations, financial condition and cash flows. Furthermore, the two agreements with Epic expire in October 2018 and June 2020 and there can be no assurances of these agreements being renewed with Epic at all, or on terms that are not materially different from those currently in effect. The non-renewal of the current agreements with Epic or the renewal of such agreements on terms that are materially different from those currently in effect could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2018, which could materially affect our business, financial condition, or future results. The risks described herein and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits .

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

3.1(p)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(q)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

3.1(r)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGS PHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.21	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.6	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.10	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.11	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.12	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.13	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.14	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.15	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.16	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.17	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.18	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.19	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.20	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.21	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.22	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.23	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.24	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.25	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.26	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.27	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.28	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.29	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.30	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.31	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.32	August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC, incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 and filed with the SEC on November 14, 2013.

10.33	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.34	February 7, 2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.35	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.36	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.37	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.38	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.39	January 19, 2015 Second Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 and First Amendment to the TPN-Elite Manufacturing and Supply Agreement dated September 21, 2012, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A for the period ended September 30, 2012, and filed with the SEC on November 17, 2016. Confidential Treatment granted with respect to portions of the Agreement.

10.40	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.41	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.42	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on July 11, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.43	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.

10.44	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.45	August 9, 2016 Amendment to Manufacturing and Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011 incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016.

10.46	July 20, 2015 Third Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.47	Purchase Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.48	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.49	April 28, 2017 Exchange Agreement between the Company and Nasrat Hakim, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28. 2017.

10.50	May 2017 Trimipramine Acquisition Agreement from Mikah Pharma, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.51	May 2017 Secured Promissory Note from the Company to Mikah Pharma, incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.52	May 2017 Security Agreement between the Company to Mikah Pharma, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.53	May 2017 Assignment of Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.54	May 2017 Assignment of Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.55	Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.56	Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.57	Master Development and License Agreement for Products Between Elite Pharmaceuticals, Inc. And Sungen dated July 6, 2017, incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.58	Second Amendment to Master Development and License Agreement for Products Between Elite Pharmaceuticals, Inc. and Sungen Pharma, LLC, incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.59	First Amendment to Master Development and License Agreement for Products Between Elite Pharmaceuticals, Inc. And Sungen Pharma, LLC, incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.60	May 29, 2018 License, Manufacturing and Supply Agreement with Glenmark Pharmaceuticals Inc. USA., incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and filed with the SEC on June 14, 2018. (Confidential Treatment granted with respect to portions of the Agreement).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	On January 5, 2011, the Company changed its domicile from Delaware to Nevada. All corporate documents from Delaware have been superseded by Nevada corporate documents filed or incorporated by reference herein. All outstanding Delaware securities certificates are now outstanding Nevada securities certificates.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

August 9, 2018	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 9, 2018	By:	/s/ Carter J. Ward
Carter J. Ward Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

