Form 10-Q
period 2018-09-30
ELITE PHARMACEUTICALS INC /NV/
filed 2018-11-09
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 819,489,751 shares of common stock were issued and outstanding as of November 2, 2018.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	March 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$4,705,189	$7,179,237
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	1,015,846	675,879
Inventory	4,485,942	4,898,001
Prepaid expenses and other current assets	170,806	949,284
Total current assets	10,377,783	13,702,401

Property and equipment, net of accumulated depreciation of $9,022,541 and $8,408,979, respectively	8,755,340	8,993,708

Intangible assets, net of accumulated amortization of $-0-, respectively	7,713,001	7,713,001

Other assets:
Restricted cash - debt service for NJEDA bonds	394,402	391,566
Security deposits	80,575	81,932
Total other assets	474,977	473,498

Total assets	$27,321,101	$30,882,608

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,141,109	$1,658,137
Accrued expenses	2,662,385	1,788,571
Deferred revenue, current portion	1,013,333	1,013,333
Bonds payable, current portion, net of bond issuance costs	80,822	75,822
Loans payable, current portion	466,778	578,841
Total current liabilities	5,364,427	5,114,704

Long-term liabilities:
Deferred revenue, net of current portion	745,557	1,252,223
Bonds payable, net of current portion and bond issuance costs	1,420,224	1,508,134
Senior secured promissory note - related party	1,200,000	1,200,000
Loans payable, net current portion	631,510	623,020
Derivative financial instruments - warrants	2,241,500	2,667,871
Other long-term liabilities	44,295	41,144
Total long-term liabilities	6,283,086	7,292,392

Total liabilities	11,647,513	12,407,096

Mezzanine equity

Series J convertible preferred stock; par value $0.01; 50 shares authorized, 24.0344 issued and outstanding as of September 30, 2018; 50 shares authorized, 24.0344 issued and outstanding as of March 31, 2018	13,903,960	13,903,960

Shareholders' equity:
Common stock; par value $0.001; 995,000,000 shares authorized 816,962,249 shares issued and 816,862,249 outstanding as of September 30, 2018; 802,626,761 shares issued and 802,526,761 outstanding as of March 31, 2018	816,965	802,629
Additional paid-in capital	148,057,540	146,602,502
Treasury stock; 100,000 shares as of September 30, 2018 and March 31, 2018; at cost	(306,841)	(306,841)
Accumulated deficit	(146,798,036)	(142,526,738)
Total shareholders' equity	1,769,628	4,571,552
Total liabilities, mezzanine equity and shareholders' equity	$27,321,101	$30,882,608

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
Manufacturing fees	$806,487	$1,066,227	$2,348,345	$2,077,123
Licensing fees	556,562	557,354	1,182,402	1,249,228
Total revenue	1,363,049	1,623,581	3,530,747	3,326,351
Cost of revenue	542,551	614,941	2,118,950	1,630,001
Gross profit	820,498	1,008,640	1,411,797	1,696,350

Operating expenses:
Research and development	2,455,466	2,286,514	3,782,094	4,108,504
General and administrative	614,937	594,073	1,497,749	1,453,034
Non-cash compensation through issuance of stock options	36,545	73,397	73,094	170,758
Depreciation and amortization	366,522	184,527	570,226	335,196
Total operating expenses	3,473,470	3,138,511	5,923,163	6,067,492

Loss from operations	(2,652,972)	(2,129,871)	(4,511,366)	(4,371,142)

Other income (expense):
Interest expense and amortization of debt issuance costs	(106,002)	(82,541)	(189,140)	(153,272)
Change in fair value of derivative instruments	173,860	4,023,176	426,371	4,162,436
Interest income	1,582	4,419	2,837	8,401
Other income, net	69,440	3,945,054	240,068	4,017,565

Net (loss) income attributable to common shareholders	$(2,583,532)	$1,815,183	$(4,271,298)	$(353,577)

Basic (loss) income per share attributable to common shareholders	$(0.00)	$0.00	$(0.01)	$(0.00)

Diluted loss per share attributable to common shareholders	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average Common Stock outstanding	812,256,006	782,424,624	807,677,777	800,772,162

Diluted weighted average Common Stock outstanding	812,256,006	788,793,861	807,677,777	807,141,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at March 31, 2018	802,626,761	$802,629	$146,602,502	100,000	$(306,841)	$(142,526,738)	$4,571,552

Net loss	-	-	-	-	-	(4,271,298)	(4,271,298)

Common Stock sold pursuant to the Lincoln Park purchase agreement	14,142,083	14,142	1,382,142	-	-	-	1,396,284

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	193,405	194	20,123	-	-	-	20,317

Costs associated with raising capital	-	-	(20,321)	-	-	-	(20,321)

Non-cash compensation through the issuance of employee stock options	-	-	73,094	-	-	-	73,094

Balance at September 30, 2018	816,962,249	$816,965	$148,057,540	100,000	$(306,841)	$(146,798,036)	$1,769,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,271,298)	$(353,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	530,652	412,719
Change in fair value of derivative financial instruments - warrants	(426,371)	(4,162,436)
Non-cash compensation accrued	1,191,339	923,500
Non-cash compensation from the issuance of Common Stock and options	73,094	170,758
Non-cash rent expense and lease accretion	3,151	5,205
Change in operating assets and liabilities:
Accounts receivable	(339,967)	(151,219)
Inventory	412,059	707,134
Prepaid expenses and other current assets	779,835	208,223
Accounts payable, accrued expenses and other current liabilities	(834,553)	(571,135)
Deferred revenue and customer deposits	(506,666)	(506,667)
Net cash used in operating activities	(3,388,725)	(3,317,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(386,564)
Intellectual property costs	-	(75,274)
Net cash used in investing activities	-	(461,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock	1,396,280	955,691
Proceeds from cash warrant and options exercises	-	181,908
Payment of bond principal	(90,000)	(85,000)
Other loan proceeds (payments), net	(388,767)	(260,432)
Costs associated with raising capital	-	(49,957)
Net cash provided by financing activities	917,513	742,210

Net change in cash and restricted cash	(2,471,212)	(3,037,123)

Cash and restricted cash, beginning of period	7,570,803	10,983,774

Cash and restricted cash, end of period	$5,099,591	$7,946,651

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$24,044	$38,215
Financing of equipment purchases and insurance renewal	$375,194	$251,504
Issuance of Senior Secured Promissory Note pursuant ANDA asset acquisition	$-	$1,200,000
Commitment shares issued to Lincoln Park Capital	$20,321	$939,318
Retirement of Common Stock pursuant to the issuance of Series J convertible preferred shares	$-	$20,378,631

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Segment Information

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 280”), Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with GAAP when making decisions about allocating resources and assessing performance of the Company.

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

Under ASC 606, Revenue from Contacts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognize revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2018.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
NDA:
Licensing fees	$250,000	$250,000	$500,000	$500,000
Total NDA revenue	250,000	250,000	500,000	500,000
ANDA:
Manufacturing fees	$806,487	$1,066,227	$2,348,345	$2,077,123
Licensing fees	306,562	307,354	682,402	749,228
Total ANDA revenue	1,113,049	1,373,581	3,030,747	2,826,351
Total revenue	$1,363,049	$1,623,581	$3,530,747	$3,326,351

Collaborative Arrangements

Contracts are considered to be collaborative arrangements when they satisfy the following criteria defined in ASC 808, Collaborative Arrangements:

•	The parties to the contract must actively participate in the joint operating activity; and,

•	The joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful.

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

Restricted Cash

As of September 30, 2018, and March 31, 2018, the Company had $394,402 and $391,566, respectively, of restricted cash, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of September 30, 2018, the Company did not identify any indicators of impairment.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The cost of the stock-based payments to nonemployees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

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

Earnings (Loss) Per Share Applicable to Common Shareholders’

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS excluded all potential dilutive shares if their effect was anti-dilutive.

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net (loss) income attributable to common shareholders – basic	$(2,583,532)	$1,815,183	$(4,271,298)	$(353,577)
Effect of dilutive instrument on net (loss) income	-	(4,023,176)	-	(4,162,436)
Net loss attributable to common shareholders – diluted	$(2,583,532)	$(2,207,993)	$(4,271,298)	$(4,516,013)

Denominator
Weighted average shares of common stock outstanding – basic	812,256,006	782,424,624	807,677,777	800,772,162

Dilutive effect of stock options warrants and convertible securities	-	6,369,237	-	6,369,237

Weighted average shares of common stock outstanding – diluted	812,256,006	788,793,861	807,677,777	807,141,399

Net (loss) income per share
Basic	$(0.00)	$0.00	$(0.01)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) provides a framework for measuring fair value in accordance with generally accepted accounting principles.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described as follows:

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2018
Liabilities
Derivative financial instruments - warrants	$2,241,500	$-	$-	$2,241,500

March 31, 2018
Liabilities
Derivative financial instruments - warrants	$2,667,871	$-	$-	$2,667,871

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

Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (ASC 230): Statement of Cash Flows (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash and amounts generally described as restricted cash. Restricted cash will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. As a result of the adoption of the new guidance, the Company increased the beginning of year total amount shown on the condensed consolidated statement of cash flows by $391,566 and $389,081 for the six months ended September 30, 2018 and 2017, respectively. These amounts represent the balance of restricted cash included in the consolidated balance sheets as of March 31, 2018 and 2017, respectively. Restricted cash is related to debt service reserve in regard to the NJEDA bonds (see Note 5).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of April 1, 2018, the Company adopted ASU 2017-09, Compensation-Stock Compensation (ASC 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The adoption of this standard did not materially impact the Company’s stock-based compensation expense as no awards were modified during the six months ended September 30, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, to clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flow. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2017. The Company’s adoption of this standard as of April 1, 2018 had no impact to the Company’s condensed consolidated financial statements for the six months ended September 30, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to ASC 842 (Leases), and ASU 2018-11, Leases (ASC 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (ii) lessors with a practical expedient for separating components of a contract. All ASUs are effective for annual periods and interim periods within those annual periods beginning after December 15, 2018 and is effective for the Company for the year ending March 31, 2020. The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASC 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. This update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The Company is evaluating the effect that this update will have on its financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effect that this update will have on its financial statements and related disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

NOTE 2. INVENTORY

Inventory consisted of the following:

	September 30, 2018	March 31, 2018
Finished goods	$63,107	$229,204
Work-in-progress	112,285	297,350
Raw materials	4,310,550	4,371,447
	$4,485,942	$4,898,001

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2018	March 31, 2018
Land, building and improvements	$7,675,317	$7,675,317
Laboratory, manufacturing and warehouse equipment	9,480,837	9,302,277
Office equipment and software	505,068	308,434
Furniture and fixtures	49,804	49,804
Transportation equipment	66,855	66,855
	17,777,881	17,402,687
Less: Accumulated depreciation	(9,022,541)	(8,408,979)
	$8,755,340	$8,993,708

Depreciation expense was $313,395 and $226,044 for the three months and $613,562 and $410,630 for the six months ended September 30, 2018 and 2017, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	September 30, 2018
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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize the Company’s bonds payable liability:

	September 30, 2018	March 31, 2018
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,501,046	$1,760,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(80,822)	(90,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,420,224	$1,670,000

Bond offering costs	$354,453	$354,453
Less: Accumulated amortization	(185,497)	(178,409)
Bond offering costs, net	$168,956	$176,044

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$95,000	$90,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$80,822	$75,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$1,575,000	$1,670,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(154,776)	(161,866)
Long term portion of bonds payable, net of bond offering costs	$1,420,224	$1,508,134

Amortization expense was $3,544 for the three months and $7,090 for the six months ended September 30, 2018 and 2017, respectively.

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	September 30, 2018	March 31, 2018
Equipment and insurance financing loans payable, between 3.5% and 12.73% interest and maturing between December 2018 and April 2023	$1,098,288	$1,201,861
Less: Current portion of loans payable	(466,778)	(578,841)
Long-term portion of loans payable	$631,510	$623,020

The interest expense associated with the loans payable was $27,559 and $19,022 for the three months and $58,720 and $40,781 for the six months ended September 30, 2018 and 2017, respectively.

NOTE 7. RELATED PARTY SECURED PROMISSORY NOTE WITH MIKAH PHARMA LLC

For consideration of the assets acquired on May 15, 2017, the Company issued a Secured Promissory Note (the “Note”) to Mikah for the principal sum of $1,200,000. The Note matures on December 31, 2020 in which the Company shall pay the outstanding principal balance of the Note. Interest shall be computed on the unpaid principal amount at the per annum rate of ten percent (10%); provided, upon the occurrence of an Event of Default as defined within the Note, the principal balance shall bear interest from the date of such occurrence until the date of actual payment at the per annum rate of fifteen percent (15%). All interest payable hereunder shall be computed on the basis of actual days elapsed and a year of 360 days. Installment payments of interest on the outstanding principal shall be paid as follows: quarterly commencing August 1, 2017 and on November 1, February 1, May 1 and August 1 of each year thereafter. All unpaid principal and accrued but unpaid interest shall be due and payable in full on the Maturity Date. The interest expense associated with the Note was $30,000 for the three months and $60,000 for the six months ended September 30, 2018. Accrued interest due and owing on this note was $165,000 and $105,000 as of September 30, 2018 and March 31, 2018, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $1,758,890 as of September 30, 2018, were comprised of a current component of $1,013,333 and a long-term component of $745,557. Deferred revenues in the aggregate amount of $2,265,556 as of March 31, 2018, were comprised of a current component of $1,013,333 and a long-term component of $1,252,223. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

Rent expense is recorded on the straight-line basis. Rents paid in excess is recognized as deferred rent. Rent expense under the 135 Ludlow Ave. modified lease for the three months ended September 30, 2018 and 2017 was $54,909, and $109,818 for the six months ended September 30, 2018 and 2017. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations. Deferred rent as of September 30, 2018 and March 31, 2018 was $11,902 and $9,705, respectively and recorded as a component of other long-term liabilities.

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of September 30, 2018, and March 31, 2018, the Company had a liability of $32,398 and $31,443, respectively and recorded as a component of other long-term liabilities.

NOTE 10. MEZZANINE EQUITY

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, 24.0344 shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of September 30, 2018.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The issued shares were pursuant to an Exchange Agreement with Nasrat Hakim, (“Hakim”) a related party and the Company’s President, CEO and Chairman of the Board of Directors Pursuant to the Exchange Agreement the Company exchanged 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of common stock at $0.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of common stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of common stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2018 (See Note 11).

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

If upon any Conversion Date there is not a sufficient number of authorized shares of Common Stock (that are not issued, outstanding or reserved for issuance) available to effect the entire conversion of the then outstanding shares of Series J Preferred Stock and the then outstanding common stock purchase warrants issued in conjunction therewith (an “Authorized Share Deficiency”), such conversion shall not exceed the Issuable Maximum (as defined in the Series J COD); however, the Company shall use its best efforts to obtain shareholder approval within two (2) years of the date of first issuance of Series J Preferred Stock to permit the balance of the conversion. If shareholder approval is not obtained due to an insufficient number of shareholder votes for passage, the Company shall continue to solicit for shareholder approval annually thereafter. As of September 30, 2018, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion, notwithstanding that the earliest possible Conversion Date is April 28, 2020.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the Series J Preferred issued by the Company pursuant to the exchange agreement was calculated using a Monte Carlo Simulation of stock price and expected future behaviors related to shareholder approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

April 28, 2017
Fair value of the Company's common stock	$0.1521
Conversion price	$0.1521
Number of Series J Preferred issued	24.0344
Fully diluted shares outstanding as of measurement date	923,392,780
Risk-free rate	2.30%
Volatility	90%
Shareholder approval threshold	$0.1521
Probability of approval is ending stock price is greater than threshold - midpoint	82.50%
Probability of approval is ending stock price is less than threshold - midpoint	17.50%
Trials	200,000

Authorized, issued and outstanding shares, along with carrying value and change in value as of September 30, 2018 and March 31, 2018 are as follows:

Shares authorized	50.000
Shares outstanding	24.0344
Par value	$0.01
Stated value	$1,000,000
Conversion price	$0.1521
Common Stock to be issued upon conversion	158,017,321
Carrying value of Series J convertible preferred stock	$13,903,960

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

A summary of warrant activity is as follows:

	September 30, 2018		March 31, 2018
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	79,008,661	$0.1521	9,379,219	$0.0625

Warrants granted pursuant to the issuance of Series J convertible preferred shares	-	-	79,008,661	0.1521

Warrants exercised, forfeited and/or expired, net	-	-	(9,379,219)	0.0625

Balance at end of period	79,008,661	$0.1521	79,008,661	$0.1521

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Series J Warrants are exercisable for a period of 10 years from the date of issuance, commencing on the earlier of (i) the date that Shareholder Approval is obtained, and the requisite corporate action has been effected; or (ii) April 28, 2020. The initial exercise price is $0.1521 per share and the Series J Warrants can be exercised for cash or on a cashless basis. The exercise price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then exercise price. Such exercise price adjustment feature prohibits the Company from being able to conclude the warrants are indexed to its own stock and thus such warrants are classified as liabilities and measured initially and subsequently at fair value. The Series J Warrants also provide for other standard adjustments upon the happening of certain customary events. The Series J Warrants are not exercisable during any period when an Authorized Share Deficiency exists and will expire on the expiry date, without regards to the existence of an Authorized Shares Deficiency (see Note 10). As of September 30, 2018, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion of the Series J Preferred, therefore the Series J Warrants are not currently exercisable.

The fair value of the warrants issued by the Company pursuant to the issuance of Series J convertible preferred shares (79,008,661 warrant shares) was calculated using a Monte Carlo Simulation because of the probability assumptions associated with the Shareholder Approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

	September 30, 2018	March 31, 2018
Fair value of the Company's common stock	$0.0900	$0.1000
Initial exercise price	$0.1521	$0.1521
Number of common warrants	79,008,661	79,008,661
Fully diluted shares outstanding as of measurement date	810,126,510	791,516,930
Warrant term (in years)	8.58	9.08
Risk-free rate	3.03%	2.72%
Volatility	90.00%	90.00%
Shareholder approval threshold	$0.1580	$0.1580
Probability of approval is ending stock price is greater than threshold - midpoint	82.50%	82.50%
Probability of approval is ending stock price is greater than threshold - midpoint	17.50%	17.50%
Trials	100,000	100,000
Fair value of derivative financial instruments - warrants	$2,241,500	$2,667,871

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the six months ended September 30, 2018 were as follows:

Balance as of March 31, 2018	$2,667,871
Change in fair value of derivative financial instruments - warrants	(426,371)
Balance as of September 30, 2018	$2,241,500

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. During the six months ended September 30, 2018, a total of 14,142,083 shares were sold to Lincoln Park pursuant to the 2017 LPC Agreement for net proceeds totaling $14,142. In addition, 193,405 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement.

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

During the six months ended September 30, 2018, the Company did not issue any shares of common stock to its Directors in payment of director’s fees.

During the six months ended September 30, 2018, the Company accrued director’s fees totaling $55,089, which will be paid via cash payments totaling $18,363 and the issuance of 377,296 shares of Common Stock.

As of September 30, 2018, the Company owed its Directors a total of $28,363 in cash payments and 559,682 shares of Common Stock in payment of director fees totaling $85,089 due and owing. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

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

During the six months ended September 30, 2018, the Company did not issue any shares pursuant to employment contracts with the Company’s President and Chief Executive Officer, Chief Financial Officer or certain other employees. During the six months ended September 30, 2018, the Company did not issue any shares pursuant to the engagement contracts with certain consultants.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the six months ended September 30, 2018, the Company accrued salaries totaling $402,500 owed to the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees which will be paid via the issuance of 4,130,412 shares of Common Stock.

As of September 30, 2018, the Company owed its President and Chief Executive Officer, Chief Financial Officer and certain other employees’ salaries totaling $902,500 which will be paid via the issuance of 8,460,073 shares of Common Stock. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

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

		Weighted	Weighted Average
	Shares	Average	Remaining Contractual	Aggregate Intrinsic
	Underlying Options	Exercise Price	Term (in years)	Value
Outstanding at April 1, 2018	6,618,000	$0.16	6.1	$90,390
Forfeited and expired	403,000	$0.30
Outstanding at September 30, 2018	6,215,000	$0.15	5.5	$60,000
Exercisable at September 30, 2018	5,628,334	$0.15	5.2	$60,000

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company common stock as of September 30, 2018 and March 31, 2018 of $0.09 and $0.10, respectively.

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for substantially all the Company’s revenues for the six months ended September 30, 2018. These two customers accounted for approximately 56% and 25% of revenues each, respectively. The same two customers accounted for approximately 58% and 32% of revenues for the three months ended September 30, 2018.

Three customers accounted for substantially all the Company’s revenues for the six months ended September 30, 2017. These three customers accounted for approximately 56%, 29% and 10% of revenues each, respectively. The same three customers accounted for approximately 53%, 28% and 9% of revenues for the three months ended September 30, 2017.

Accounts Receivable

Three customers accounted for substantially all the Company’s accounts receivable as of September 30, 2018. These three customers accounted for approximately 39%, 20% and 17% of accounts receivable each, respectively.

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2018. These four customers accounted for approximately 52%, 14%, 12%, and 11% of accounts receivable each, respectively.

Purchasing

Seven suppliers accounted for more than 85% of the Company’s purchases of raw materials for the six months ended September 30, 2018. Included in these seven suppliers are two suppliers that accounted for approximately 43% and 13% of purchases each, respectively.

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
Operating Loss by Segment
ANDA	$(410,581)	$(663,291)	$(546,502)	$(1,094,981)
NDA	(268,665)	(688,124)	(506,027)	(1,364,689)
	$(679,246)	$(1,351,415)	$(1,052,529)	$(2,459,670)

The table below reconciles the Company’s operating loss by segment to (loss) income from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
Operating loss by segment	$(679,246)	$(1,351,415)	$(1,052,529)	$(2,459,670)
Corporate unallocated costs	(1,421,985)	(423,782)	(2,444,344)	(950,518)
Interest income	1,582	4,419	2,837	8,401
Interest expense and amortization of debt issuance costs	(106,002)	(82,541)	(189,140)	(153,272)
Depreciation and amortization expense	(366,522)	(184,527)	(570,226)	(335,196)
Significant non-cash items	(185,219)	(170,147)	(444,267)	(625,758)
Change in fair value of derivative instruments	173,860	4,023,176	426,371	4,162,436
(Loss) income from operations	$(2,583,532)	$1,815,183	$(4,271,298)	$(353,577)

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the Epic Generic Agreement, Elite will receive $1.8 million, payable in increments that require the commercialization of all six exclusive products if the full amount is to be received, plus license fees equal to a percentage that is not less than 50% and not greater than 60% of profits achieved from commercial sales of the products, as defined in the Epic Generic Agreement. The Epic Generic Agreement expired on October 2, 2018 with Epic launching four of the six exclusive products and Elite collecting $1.0 million of the total $1.8 million fee.

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

NOTE 20. RELATED PARTY AGREEMENTS WITH MIKAH PHARMA LLC

Pursuant to an asset acquisition, on May 17, 2017, Elite Labs, executed an assignment agreement with Mikah, pursuant to which the Company acquired all rights, interests, and obligations under a supply and distribution agreement (the “Reddy’s Distribution Agreement”) with Dr. Reddy’s Laboratories, Inc. (“Dr. Reddy’s”) originally entered into by Mikah on May 7, 2017 and relating to the supply, sale and distribution of generic Trimipramine Maleate Capsules 25mg, 50mg and 100mg (“Trimipramine”).

On May 22, 2017, the Company executed an assignment agreement with Mikah, pursuant to which the Company acquired all rights, interests and obligations under a manufacturing and supply agreement with Epic Pharma LLC (“Epic”) originally entered into by Mikah on June 30, 2015 and relating to the manufacture and supply of Trimipramine (the “Epic Trimipramine Manufacturing Agreement”). Pursuant to this agreement, Epic manufactured Trimipramine under license from Elite. In September 2018, Elite successfully transferred manufacturing of Trimipramine to the Northvale Facility, resulting in the irrelevance of the Epic Trimipramine Manufacturing Agreement. Trimipramine is currently manufactured by Elite.

Mikah is owned by Nasrat Hakim, the CEO, President and Chairman of the Board of the Company.

The Reddy’s Distribution Agreement was concluded by mutual consent in August 2018.

Trimipramine is one of the products included in the Glenmark Strategic Alliance and is currently marketed and distributed by Glenmark.

NOTE 21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 9, 2018, the date the accompanying financial statements were issued. The following are material subsequent events.

Common Stock issued and sold pursuant to the Lincoln Park Purchase Agreement

Subsequent to September 30, 2018 and up to November 5, 2018 (the latest practicable date), a total of 2,527,502 shares of Common Stock were issued to Lincoln Park, with such shares consisting of 2,500,000 purchase shares and 27,502 additional commitment shares. Total proceeds from these transactions was $198,550.

Commercial launch of generic Methadone HCl 5mg and 10mg

On November 5, 2018, the Company announced the commercial launch of generic Methadone Hydrochloride 5mg and 10mg tablets by Glenmark Pharmaceuticals, Inc., USA (“Glenmark”), Elite’s marketing alliance partner. Through this alliance, Glenmark will sell and distribute Elite’s Methadone, for which Elite receives manufacturing and licensing fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)
COMPARED TO THE

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

The following discussion of our financial condition and results of operations for the three and six months ended September 30, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2018, as filed on June 14, 2018 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Commercial Products

We own, license or contract manufacture the following products currently being sold commercially:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Lodrane D ® Immediate Release capsules (“Lodrane D”)	n/a	OTC Allergy	September 2011
Hydromorphone HCl 8mg tablets (“Hydromorphone 8mg”)	Dilaudid®	Pain	March 2012
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	n/a	Cardiovascular	January 2015
Hydroxyzine HCl 10mg, 25mg and 50mg tablets (“Hydroxyzine 10mg” and “Hydroxyzine 25mg” and “Hydroxyzine 50mg”)	Atarax®, Vistaril®	Antihistamine	April 2015
Oxycodone HCl Immediate Release 5mg, 10mg, 15mg, 20mg and 30mg tablets (“OXY IR 5mg”, “Oxy IR 10mg”, “Oxy IR 15mg”, “OXY IR 20mg” and “Oxy IR 30mg”)	Roxycodone®	Pain	March 2016
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017
Methadone HCl 5mg and 10mg tablets (“Methadone 5mg” and “Methadone 10mg”)	Dolophine®	Pain	November 2018

Note: Phentermine 15mg and Phentermine 30mg are collectively and individually referred to as “Phentermine Capsules”. Isradipine 2.5mg and Isradipine 5mg are collectively and individually referred to as “Isradipine Capsules”. Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg are collectively and individually referred to as “Hydroxyzine”. Oxy IR 5mg, Oxy IR 10mg, Oxy IR 15mg Oxy IR 20mg and Oxy IR 30mg are collectively and individually referred to as “Oxy IR”. Trimipramine 25mg, Trimipramine 50mg, and Trimipramine 100mg are collectively and individually referred to as “Trimipramine”. Methadone 5mg and Methadone 10mg are collectively and individually referred to as “Methadone”.

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

The first shipment of Naltrexone 50mg was made to TAGI, pursuant to the Precision Dose License Agreement, in September 2013, with such initial shipment triggering a milestone payment under this agreement. Naltrexone 50mg is currently being manufactured by Elite and distributed by TAGI under the Precision Dose License Agreement

Isradipine 2.5 mg and Isradipine 5mg

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

Trimipramine 25mg, Trimipramine 50mg, and Trimipramine 100mg

Through Elite Labs, Elite acquired an approved and currently marketed ANDA for Trimipramine Maleate Capsules (“Trimipramine”) 25, 50 and 100 mg, from Mikah Pharma. Trimipramine is currently manufactured by Elite and marketed by Glenmark pursuant to the Glenmark Strategic Alliance. Trimipramine is a generic version of Surmontil®, a tricyclic antidepressant. Surmontil® and generic Trimipramine have total US sales of approximately $2 million in 2016 according to IMS Health Data. The ANDA purchased by Elite is currently the only marketed generic Trimipramine product.

Methadone 5mg and Methadone 10mg

Methadone 5mg and Methadone 10mg tablets were developed by us, with Elite receiving approval of the related ANDA in August 2018.

Sales and marketing rights for Methadone are included in the Glenmark Strategic Alliance. Please see the section below titled “Strategic Marketing Alliance with Glenmark Pharmaceuticals, Inc. USA” for further details of this agreement.

The first shipments of Methadone were made to Glenmark in November 2018. Methadone is currently manufactured by Elite and distributed by Glenmark under the Glenmark Strategic Alliance.

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

Acetaminophen and codeine phosphate (generic version of Tylenol® with Codeine) 300mg/7.5mg, 300mg/15mg, 300mg/30mg, and 300mg/60mg tablets

On September 18, 2018, the Company filed an ANDA with the FDA for a generic version of Tylenol® with Codeine (acetaminophen and codeine phosphate) 300mg/7.5mg, 300mg/15mg, 300mg/30mg and 300mg/60mg tablets. The Company awaits the FDA’s response.

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

These products were initially manufactured and marketed pursuant to the Epic Pharma Manufacturing and License Agreement, which expired in October 2018. Phendimetrazine and Isradipine are currently being marketed on a semi-exclusive and exclusive basis, respectively pursuant to the Glenmark Strategic Alliance. The Company is currently considering strategic options for continued commercial activities relating to Hydroxyzine, as well as evaluating other options, including, without limitation, divestiture. Please also see below for further details on the expired Epic Pharma Manufacturing and License Agreement.

Trimipramine

In May 2017, through Elite Labs, we acquired from Mikah Pharma an FDA approved ANDA for Trimipramine for aggregate consideration of $1,200,000. In conjunction with this acquisition, we also acquired from Mikah Pharma all rights, interests, and obligations under a supply and distribution agreement with Dr. Reddy’s Laboratories, Inc. relating to the supply, sale and distribution of generic Trimipramine, and under a manufacturing and supply agreement with Epic Pharma relating to the manufacture and supply of Trimipramine. The agreement with Dr. Reddy’s Laboratories, Inc. was concluded by mutual consent and Trimipramine is currently marketed pursuant to the Glenmark Strategic Alliance.

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

Manufacturing and License Agreement with Epic Pharma LLC

On October 2, 2013, we executed the Epic Pharma Manufacturing and License Agreement (the “Epic Manufacturing and License Agreement”), which expired on October 2, 2018.

Pursuant to this now expired agreement, the Company granted Epic certain rights to manufacture, market and sell in the United States and Puerto Rico the twelve approved ANDAs acquired by us pursuant to the Mikah Thirteen ANDA Acquisition. Of the twelve approved ANDAs, Epic had exclusive rights to market six products as listed in Schedule A of the Epic Manufacturing and License Agreement, and non-exclusive rights to market six products as listed in Schedule D of the Epic Manufacturing and License Agreement. Epic manufactured those products for which manufacturing site transfer was achieved and Epic was responsible for all regulatory and pharmacovigilance matters related to the products. The Company received a license fee and milestone payments, as provided for in this agreement. Upon expiration of this agreement, Epic ceased having rights to manufacture and market any of the products included therein. The Company has already successfully transferred manufacturing of Isradipine to the Northvale Facility and is in the process of transferring manufacturing of several of the other products included in this agreement to the Northvale Facility. The Company is also evaluating strategic options, in addition to manufacturing site transfer for several of the products, with such options including, without limitation, divestiture.

During the life of the Epic Manufacturing and License Agreement, the Company received license fees and milestone payments. The license fee was computed as a percentage of gross profit, as defined in the agreement, which was earned by Epic as a result of sales of the product. The milestones, which totaled $1.8 million were based upon Epic’s signing and transfer of manufacturing to their manufacturing facilities. Please note that this agreement expired prior to successful transfer of manufacturing site for all products relating to the milestones, Elite received an aggregate of $1.0 million out of the total $1.8 million in milestones provided for in the agreement.

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

On May 22, 2017, the Company executed an assignment agreement with Mikah Pharma, pursuant to which the Company acquired all rights, interests and obligations under a manufacturing and supply agreement with Epic originally entered into by Mikah in 2011 and amended on June 30, 2015 and relating to the manufacture and supply of Trimipramine (the “Epic Trimipramine Manufacturing Agreement”).

Under the Epic Trimipramine Manufacturing Agreement, Epic manufactured Trimipramine under license from the Company pursuant to the FDA approved and currently marketed Abbreviated New Drug Application that was acquired in conjunction with the Company’s entry into these agreements.

Under the Reddy’s Trimipramine Distribution Agreement, the Company supplied Trimipramine on an exclusive basis to Dr. Reddy’s and Dr. Reddy’s was responsible for all marketing and distribution of Trimipramine in the United States, its territories, possessions, and commonwealth. The Trimipramine was manufactured by Epic and transferred to Dr. Reddy’s at cost, without markup.

The Reddy’s Trimipramine Distribution Agreement was concluded by mutual consent in August 2018.

Elite successfully transferred manufacturing of Trimipramine to the Northvale Facility in September 2018, resulting in the irrelevance of the Epic Manufacturing Agreement.

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

Pursuant to the Glenmark Alliance, Glenmark will purchase the products from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees well in excess of 50% of gross profits. Gross profits are defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs. Glenmark will have semi-exclusive marketing rights to the ANDA approved generic product, phendimetrazine 35mg tablets, and exclusive marketing rights to Methadone 5mg and 10mg, products that were approved by the FDA on August 3, 2018. Collectively, the brand products and their generic equivalents had total annual sales of approximately $33.6 million in 2017, according to Quintiles IMS Health data. The Agreement has an initial term of three years and automatically renews for one-year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Glenmark to terminate with regard to a product on at least three months’ prior written notice if it determines to stop marketing and selling such product, and it permits Elite to terminate with regard to a product if at any time after the first twelvemonths from the first commercial sale, the average license fee paid by Glenmark for such product is less than a defined minimum amount.

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

Please note that, while the FDA is required to review applications within certain timeframes, during the review process, the FDA frequently requests that additional information be submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is actually approved, there can be no assurances that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of our developed products are also subject to FDA regulation. Based on the foregoing, it is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product. In addition, there can be no assurances of the Company filing the required application(s) with the FDA or of the FDA approving such application(s) if filed, and the Company’s ability to successfully develop and commercialize products incorporating its abuse deterrent technology is subject to a high level of risk as detailed in “Item 1A-Risk Factors-Risks Related to our Business” of the Annual Report on Form 10-K filed with the SEC on June 14, 2018.

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

Three months ended September 30, 2018 compared to September 30, 2017

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
Manufacturing fees	$806,487	$1,066,227	$(259,740)	-24%
Licensing fees	556,562	557,354	(792)	0%
Total revenue	1,363,049	1,623,581	(260,532)	-16%
Cost of revenue	542,551	614,941	(72,390)	-12%
Gross profit	$820,498	$1,008,640	$(188,142)	-19%

Gross profit - percentage	60%	62%

Total revenues for the three-month period ended September 30, 2018 decreased by $0.26 million or 16%, to $1.36 million, as compared to $1.62 million, for the corresponding period in 2017 primarily due to decreases in revenues derived from the manufacture and sale of generic methadone, hydromorphone and phentermine. Please note that during the three months ended September 30, 2017, the Company earned revenues from the contract manufacturing of methadone for Ascend Laboratories. This contract expired on December 31, 2017 and accordingly there were no revenues earned from the contract manufacturing of methadone during the three months ended September 30, 2018. Elite’s ANDA for Methadone was approved in August 2013 and Elite achieved commercial launch of Methadone in November 2018 pursuant to the Glenmark Strategic Alliance. Revenues derived from the manufacture and sale of Methadone are expected to contribute to overall revenues earned during periods subsequent to September 30, 2018.

Manufacturing fees decreased by $0.26 million, or 24%, due to decreases in sales of generic methadone, hydromorphone and Phentermine, as more fully described above.

Licensing fees decreased by $0.001 million, or 0.1%. This decrease is primarily due to the timing of in-market sales of the Company’s generic products, especially, without limitation, generic Isradipine, Phentermine and Naltrexone, as well as margins achieved by the Company’s licensed marketing partners. License fees earned are based on in-market sales and accordingly, there is a natural lag between manufacturing revenues earned by the Company and related license fees being earned from in market sales occurring subsequent to the Company’s shipment of licensed generic products to its marketing partners. In market profits achieved by the Company’s marketing partners are also a factor, with a direct correlation to the license fee revenues earned by the Company.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue decreased by $0.07 million or 12%, to $0.54 million as compared to $0.61 million for the corresponding period in 2017. Costs of revenue consists of manufacturing and assembly costs. As such, the cost of revenue correlates directly with the decrease in manufacturing fees.

Our gross profit margin was 60% during the three months ended September 30, 2018 as compared to 62% during the three months ended September 30, 2017. The decrease in gross margin is due to the product mix of generics manufactured during the quarter.

Operating expenses:

	For the Three Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
Operating expenses:
Research and development	$2,455,466	$2,286,514	$168,952	7%
General and administrative	614,937	594,073	20,864	4%
Non-cash compensation	36,545	73,397	(36,852)	-50%
Depreciation and amortization	366,522	184,527	181,995	99%
Total operating expenses	$3,473,470	$3,138,511	$334,959	11%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three-month period ended September 30, 2018 increased by $0.33, or 11%, to $3.47 million, as compared to $3.14 million for the corresponding period in 2017.

Research and development costs for the three months ended September 30, 2018 was $2.46 million, an increase of $0.17 million, or 7%, from $2.29 million of such costs for the comparable period of the prior year. The increase was a result of additional resources being utilized in product development activities during the relevant quarterly periods from this fiscal year and the prior fiscal year.

General and administrative expenses for the three months ended September 30, 2018 and 2017 were $0.61 million, an increase of $0.02 million or 4% from $0.59 million of such costs for the comparable period of the prior year with such increase being attributed in large part to increased costs relating to compliance with various regulatory authorities.

Non-cash compensation expense for the three months ended September 30, 2018 and 2017 was $0.037 million and $0.073 million, respectively. The decrease in non-cash compensation expense derives from the timing in amortization of the value of employee stock options issued over the course of the last three years.

Depreciation and amortization expenses for the three months ended September 30,2018 was $0.367 million, an increase of $0.182 million or 99% from $0.185 million of such costs for the comparable period of the prior year. The increase was due to acquisitions of additional fixed assets as well as additional equipment being placed into service during the current fiscal quarter.

As a result of the foregoing, our loss from operations for the three months ended September 30, 2018 was $2.7, compared to a loss from operations of $2.1 million for the three months ended September 30, 2017.

Other income (expense):

	For the Three Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(106,002)	$(82,541)	$(23,461)	28%
Change in fair value of derivative instruments	173,860	4,023,176	(3,849,316)	-96%
Interest income	1,582	4,419	(2,837)	-64%
Other income, net	$69,440	$3,945,054	$(3,875,614)	-98%

Other income, net for the three months ended September 30, 2018 was a net other income of $0.07 million, a decrease in net other income of $3.88 million from the net other income of $3.95 million for the comparable period of the prior year. The decrease in other income was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended September 30, 2017. Please note that the change in the fair value of derivative instruments is determined in large part by the number of warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and increases in the closing price of the Company’s Common Stock. The warrants related to revenues earned in relation to the change in fair value of derivative instruments for the quarter ended September 30, 2017 expired prior to the quarter ended September 30, 2018 and accordingly had no impact on other income (expense) during the current fiscal quarter.

As a result of the foregoing, our net loss for the three months ended September 30, 2018 was $2.6 million, compared to net income of $1.8 million for the comparable period of the prior year.

Change in value of convertible preferred share mezzanine equity:

There were no changes in the value of our convertible preferred stock, which is included in the calculation of net loss attributable to common shareholders for the three months ended September 30, 2018, and September 30, 2017.

Six months ended September 30, 2018 compared to September 30, 2017

Revenue, Cost of revenue and Gross profit:

	For the Six Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
Manufacturing fees	$2,348,345	$2,077,123	$271,222	13%
Licensing fees	1,182,402	1,249,228	(66,826)	-5%
Total revenue	3,530,747	3,326,351	204,396	6%
Cost of revenue	2,118,950	1,630,001	488,949	30%
Gross profit	$1,411,797	$1,696,350	$(284,553)	-17%

Gross profit - percentage	40%	51%

Total revenues for the six-month period ended September 30, 2018 increased by $0.2 million or 6%, to $3.5 million, as compared to $3.3 million, for the corresponding period in 2017 primarily due to increases in revenues related to the manufacture and sale of generic Naltrexone as compared to the comparable period of the prior fiscal year.

Manufacturing fees increased by $0.3 million, or 13%, due to an increase in fees earned from the manufacture of generic Naltrexone.

Licensing fees decreased by $0.1 million, or 5%. This decrease is primarily due to the timing of in-market sales of the Company’s generic products, especially, without limitation, generic Isradipine and Phentermine, as well as margins achieved by the Company’s licensed marketing partners. License fees earned are based on in-market sales and accordingly, there is a natural lag between manufacturing revenues earned by the Company and related license fees being earned from in market sales occurring subsequent to the Company’s shipment of licensed generic products to its marketing partners. In market profits achieved by the Company’s marketing partners are also a factor, with a direct correlation to the license fee revenues earned by the Company.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $0.49 million or 30%, to $2.12 million as compared to $1.63 million for the corresponding period in 2017. Costs of revenue consists of manufacturing and assembly costs. As such, the cost of revenue correlates directly with the increase in manufacturing fees.

Our gross profit margin was 40% during the six months ended September 30, 2018 as compared to 51% during the six months ended September 30, 2017. The decrease in gross margin is due to the product mix of generics manufactured during the quarter.

Operating expenses:

	For the Six Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
Operating expenses:
Research and development	$3,782,094	$4,108,504	$(326,410)	-8%
General and administrative	1,497,749	1,453,034	44,715	3%
Non-cash compensation	73,094	170,758	(97,664)	-57%
Depreciation and amortization	570,226	335,196	235,030	70%
Total operating expenses	$5,923,163	$6,067,492	$(144,329)	-2%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the six-month period ended September 30, 2018 decreased by $0.1, or 2%, to $5.9 million, as compared to $6.0 million for the corresponding period in 2017.

Research and development costs for the six months ended September 30, 2018 were $3.78 million, a decrease of $0.33 million or 8% from $4.11 million of such costs for the comparable period of the prior year. The decrease was due to the timing and composition of ongoing development of our abuse deterrent opioid, products under development pursuant to the SunGen Agreement and other products.

General and administrative expenses for the six months ended September 30, 2018 and 2017 were $1.49 million, an increase of $0.04 million or 3% from $1.45 million of such costs for the comparable period of the prior year with such increase being primarily due to increases in regulatory compliance costs.

Non-cash compensation expense for the six months ended September 30, 2018 and 2017 was $0.073 million and $0.171 million, respectively. The decrease in non-cash compensation expense derives from the timing in amortization of the value of employee stock options issued over the course of the last three years.

Depreciation and amortization expenses for the six months ended September 30,2018 was $0.570 million, an increase of $0.235 million or 70% from $0.335 million of such costs for the comparable period of the prior year. The increase was due to acquisitions of additional fixed assets as well as additional equipment being placed into service during the current fiscal quarter.

As a result of the foregoing, our loss from operations for the six months ended September 30, 2018 was $4.5 million, compared to a loss from operations of $4.4 million for the six months ended September 30, 2017.

Other income (expense):

	For the Six Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(189,140)	$(153,272)	$(35,868)	23%
Change in fair value of derivative instruments	426,371	4,162,436	(3,736,065)	-90%
Interest income	2,837	8,401	(5,564)	-66%
Other income (expense), net	$240,068	$4,017,565	$(3,777,497)	-94%

Other income, net for the six months ended September 30, 2018 was net other income of $0.2 million, a decrease in net other income of $3.8 million from the net other income of $4.0 million for the comparable period of the prior year. The decrease in other income was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended September 30, 2018 totaling a decrease in other income of $3.8 million, as compared to the prior period. Please note that derivative income (expenses) is determined in large part by the number of warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between derivative revenues and increases in the closing price of the Company’s Common Stock. Please also note that the warrants related to revenues earned in relation to the change in fair value of derivative instruments for the six months ended September 30, 2017 had substantially been exercised or expired prior to the six-month period ended September 30, 2018 and accordingly had no impact on other income (expense) during the current fiscal quarter.

As a result of the foregoing, our net loss for the six months ended September 30, 2018 was $4.3 million, compared to $0.4 million for the comparable period of the prior year.

Change in value of convertible preferred share mezzanine equity:

There were no changes in the value of our convertible preferred stock, which is included in the calculation of net loss attributable to common shareholders for the six months ended September 30, 2018, and September 30, 2017.

Liquidity and Capital Resources

Capital Resources

	September 30, 2018	March 31, 2018	Change
Current assets	$10,377,783	$13,702,401	$(3,324,618)
Current liabilities	5,364,427	5,114,704	249,723
Working capital	5,013,356	8,587,697	(3,574,341)

The Company considers cash and working capital balances as several of the factors the Company uses in evaluating its performance, without limitation. As of September 30, 2018, the Company had cash on hand of $4.7 million and a working capital surplus of $5.0 million. We believe that such resources, combined with the Company’s access to part or all of the remaining $37 million available pursuant to the $40 million equity line with Lincoln Park is sufficient to fund operations through the current operating cycle. For the six months ended September 30, 2018, we had losses from operations totaling $4.5 million, and net other income totaling $0.2 million, resulting in a net loss of $4.3 million.

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

Summary of Cash Flows:

	For the Six Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(3,388,725)	$(3,317,495)
Net cash used in investing activities	-	(461,838)
Net cash provided by financing activities	917,513	742,210

Net cash used in operating activities for the six months ended September 30, 2018 was $3.4 million, which included net losses of $4.3 million, change in fair value of derivative financial instruments – warrants of $0.4 million (non-cash), and changes in operating assets and liabilities of $0.5 million. These instances of decreases in cash are offset by change in non-cash compensation accrued of $1.3 million and depreciation and amortization of $0.5 million.

Net cash used in investing activities for the six months ended September 30, 2018 was $0.

Net cash provided by financing activities was $0.9 million for the six months ended September 30, 2018 which consist primarily from proceeds from the issuance of common stock pursuant to the 2017 LPC Purchase Agreement (see below).

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

As of September 30, 2018, the Company issued 5,540,551 shares of its Common Stock as initial commitment shares and 470,414 shares of its Common Stock as additional commitment shares, both being pursuant to the 2017 LPC Purchase Agreement. In addition, as of September 30, 2018, the Company sold 31,961,033 shares of its common stock for proceeds totaling $3,396,162 in connection with the 2017 LPC Purchase Agreement with Lincoln Park.

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

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Pending Litigation

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended March 31, 2018.

ITEM 1A.	RISK FACTORS

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

In addition, since a significant portion of our revenues is derived from a relatively few customers, any financial difficulties experienced by any one of these customers, or any delay in receiving payments from any one of these customers, could have a material adverse effect on our business, results of operations, financial condition, and cash flows. The contract manufacturing agreement with Ascend expired on December 31, 2017 and was not renewed or extended, with resultant adverse effects on revenues, results of operations, financial condition and cash flows. Furthermore, one of the agreements with Epic expired in October 2018 and the other one expires in June 2020. The agreement that expired in October 2018 has not been renewed or extended and there can be no assurances of the other agreement being renewed with Epic at all, or on terms that are not materially different from those currently in effect. The non-renewal of the current agreement with Epic or the renewal of the other agreement on terms that are materially different from those currently in effect could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On November 7, 2018, Dr. Aqeel Fatmi resigned from our Board of Directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

3.1(p)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(q)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

3.1(r)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on March 15, 2006 (the “Series B Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.5	Form of Warrant to purchase shares of Common Stock issued to purchasers in the Series B Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.6	Form of Warrant to purchase shares of Common Stock issued to the Placement Agent, in connection with the Series B Financing, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.7	Form of Warrant to purchase 600,000 shares of Common Stock issued to Indigo Ventures, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated July 12, 2006 and filed with the SEC on July 18, 2006.*

4.8	Form of Warrant to purchase up to 478,698 shares of Common Stock issued to VGSPHARMA, LLC, incorporated by reference as Exhibit 3(a) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*
4.9	Form of Non-Qualified Stock Option Agreement for 1,750,000 shares of Common Stock granted to Veerappan Subramanian, incorporated by reference as Exhibit 3(b) to the Current Report on Form 8-K, dated December 6, 2006 and filed with the SEC on December 12, 2006.*

4.10	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on April 24, 2007 (the “Series C Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.11	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series C Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.12	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.13	Form of Warrant to purchase shares of Common Stock issued to purchasers in the private placement which closed on September 15, 2008 (the “Series D Financing”), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.14	Form of Warrant to purchase shares of Common Stock issued to the placement agent in the Series D Financing, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.15	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.16	Warrant to purchase shares of Common Stock issued to Epic Investments, LLC in the initial closing of the Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.17	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.18	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.19	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.20	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.21	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.6	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.10	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.11	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.12	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.13	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.14	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.15	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.16	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.17	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.18	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.19	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.20	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.21	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.22	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.23	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.24	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.25	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.26	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.27	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A, dated August 1, 2013 and filed with the SEC on August 30, 2018. (Confidential Treatment granted with respect to portions of the Agreement).

10.28	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.29	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.30	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.31	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on October 17, 2018.

10.32	August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC, incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 and filed with the SEC on November 14, 2013.

10.33	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.34	February 7, 2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.35	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.36	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.37	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.38	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.39	January 19, 2015 Second Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 and First Amendment to the TPN-Elite Manufacturing and Supply Agreement dated September 21, 2012, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A for the period ended September 30, 2012, and filed with the SEC on November 17, 2016. Confidential Treatment granted with respect to portions of the Agreement.

10.40	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.41	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.42	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on July 11, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.43	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.

10.44	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.45	August 9, 2016 Amendment to Manufacturing and Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011 incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016.

10.46	July 20, 2015 Third Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.47	Purchase Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.48	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.49	April 28, 2017 Exchange Agreement between the Company and Nasrat Hakim, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28. 2017.

10.50	May 2017 Trimipramine Acquisition Agreement from Mikah Pharma, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.51	May 2017 Secured Promissory Note from the Company to Mikah Pharma, incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.52	May 2017 Security Agreement between the Company to Mikah Pharma, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.53	May 2017 Assignment of Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.54	May 2017 Assignment of Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.55	Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.56	Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.57	Master Development and License Agreement for Products Between Elite Pharmaceuticals, Inc. And Sungen dated July 6, 2017, incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.58	Second Amendment to Master Development and License Agreement for Products Between Elite Pharmaceuticals, Inc. and Sungen Pharma, LLC, incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.59	First Amendment to Master Development and License Agreement for Products Between Elite Pharmaceuticals, Inc. And Sungen Pharma, LLC, incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.60	May 29, 2018 License, Manufacturing and Supply Agreement with Glenmark Pharmaceuticals Inc. USA., incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and filed with the SEC on June 14, 2018. (Confidential Treatment granted with respect to portions of the Agreement).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	On January 5, 2011, the Company changed its domicile from Delaware to Nevada. All corporate documents from Delaware have been superseded by Nevada corporate documents filed or incorporated by reference herein. All outstanding Delaware securities certificates are now outstanding Nevada securities certificates.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

November 9, 2018	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 9, 2018	By:	/s/ Carter J. Ward
Carter J. Ward Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

