Form 10-Q
period 2018-12-31
ELITE PHARMACEUTICALS INC /NV/
filed 2019-02-11
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 820,500,139 shares of common stock were issued and outstanding as of February 6, 2019.

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$3,680,559	$7,179,237
Accounts Receivable, net of allowance for doubtful accounts of $-0- and $-0-, respectively	660,443	675,879
Inventory	4,192,385	4,898,001
Prepaid expenses and other current assets	897,817	949,284
Total current assets	9,431,204	13,702,401

Property and equipment, net of accumulated depreciation of $9,340,159 and $8,408,979, respectively	8,755,408	8,993,708

Intangible assets, net of accumulated amortization of $-0- and $-0-, respectively	7,713,001	7,713,001

Other assets:
Restricted cash - debt service for NJEDA bonds	396,135	391,566
Security deposits	81,616	81,932
Total other assets	477,751	473,498

TOTAL ASSETS	$26,377,364	$30,882,608

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts Payable	$2,309,109	$1,658,137
Accrued expenses	3,031,398	1,788,571
Deferred revenue, current portion	1,013,333	1,013,333
Bonds payable, current portion, net of bond issuance costs	80,822	75,822
Loans payable, current portion	505,747	578,841
Total current liabilities	6,940,409	5,114,704

Long-term liabilities:
Deferred revenue, net of current portion	492,223	1,252,223
Bonds payable, net of current portion and bond issuance costs	1,423,769	1,508,134
Senior secured promissory note - related party	1,200,000	1,200,000
Loans payable, net current portion	775,188	623,020
Derivative financial instruments - warrants	1,860,524	2,667,871
Other long-term liabilities	45,885	41,144
Total long-term liabilities	5,797,589	7,292,392

TOTAL LIABILITIES	12,737,998	12,407,096

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

	December 31, 2018	March 31, 2018
	(Unaudited)	(Audited)
Mezzanine equity

Series J convertible preferred stock; par value $0.01; 50 shares authorized, 24.0344 issued and outstanding as of December 31, 2018; 50 shares authorized, 24.0344 issued and outstanding as of March 31, 2018	$13,903,960	$13,903,960

Shareholders’ equity:
Common stock; par value $0.001; 995,000,000 shares authorized; 820,500,139 shares issued and 820,400,139 outstanding as of December 31, 2018; 802,626,761 shares issued and 802,526,761 shares outstanding as of March 31, 2018	820,502	802,629
Additional paid-in capital	148,364,099	146,602,502
Treasury stock; 100,000 shares as of December 31, 2018 and March 31, 2018; at cost	(306,841)	(306,841)
Accumulated deficit	(149,142,354)	(142,526,738)
TOTAL SHAREHOLDERS’ EQUITY	(264,594)	4,571,552

TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY	$26,377,364	$30,882,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
Manufacturing Fees	$2,108,487	$2,083,826	$4,456,832	$4,160,949
Licensing Fees	585,479	451,628	1,767,881	1,700,856
Total revenue	2,693,966	2,535,454	6,224,713	5,861,805
Cost of revenue	1,771,136	1,419,829	3,890,086	3,049,830
Gross Profit	922,830	1,115,625	2,334,627	2,811,975

Operating expenses:
Research and development	2,454,098	2,289,273	6,236,192	6,397,777
General and administrative	748,151	614,994	2,245,900	2,068,028
Non-cash compensation through issuance of stock options	36,547	37,961	109,641	208,719
Depreciation and amortization	321,164	232,358	891,390	567,554
Total operating expenses	3,559,960	3,174,586	9,483,123	9,242,078

Loss from operations	(2,637,130)	(2,058,961)	(7,148,496)	(6,430,103)

Other income (expense):
Interest expense and amortization of debt issuance costs	(89,897)	(92,458)	(279,037)	(245,730)
Change in fair value of derivative instruments	380,976	605,448	807,347	4,767,884
Interest income	1,733	4,461	4,570	12,862
Other income, net	292,812	517,451	532,880	4,535,016

Income (loss) from operations before income taxes	(2,344,318)	(1,541,510)	(6,615,616)	(1,895,087)

Net benefit from sale of state net operating loss credits	-	1,051,329	-	1,051,329

Net income (loss)	(2,344,318)	(490,181)	(6,615,616)	(843,758)

Change in carrying value of convertible preferred share mezzanine equity	-	-	-	-

Net income (loss) attributable to common shareholders	(2,344,318)	(490,181)	(6,615,616)	(843,758)

Basic loss per share attributable to common shareholders	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Diluted loss per share attributable to common shareholders	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average Common Stock outstanding	819,412,807	788,442,363	811,603,678	796,647,284

Diluted weighted average Common Stock outstanding	819,468,881	795,122,364	811,659,752	803,327,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at March 31, 2018	802,626,761	$802,629	$146,602,502	100,000	$(306,841)	$(142,526,738)	$4,571,552

Net loss	-	-	-	-	-	(6,615,616)	(6,615,616)

Common Stock sold pursuant to the Lincoln Park purchase agreement	17,642,083	17,642	1,652,187	-	-	-	1,669,829

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	231,295	231	23,222	-	-	-	23,453

Costs associated with raising capital	-	-	(23,453)	-	-	-	(23,453)

Non-cash compensation through the issuance of employee stock options	-	-	109,641	-	-	-	109,641

Balance at December 31, 2018	820,500,139	$820,502	$148,364,099	100,000	$(306,841)	$(149,142,354)	$(264,594)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,615,616)	$(843,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	941,814	706,759
Change in fair value of derivative financial instruments - warrants	(807,347)	(4,767,884)
Non-cash compensation accrued	1,365,000	925,000
Non-cash compensation from the issuance of Common Stock and options	109,641	208,719
Non-cash rent expense and lease accretion	4,738	7,820
Change in operating assets and liabilities:
Accounts receivable	15,436	(227,181)
Inventory	705,616	1,117,023
Prepaid expenses and other current assets	(144,849)	(622,480)
Accounts payable, accrued expenses and other current liabilities	528,805	460,338
Deferred revenue and customer deposits	(760,000)	(760,000)
Net cash used in operating activities	(4,656,762)	(3,795,644)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,130)	(291,115)
Intellectual property costs	-	(85,518)
Net cash used in investing activities	(19,130)	(376,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock	1,669,829	1,208,100
Proceeds from cash warrant and options exercises	-	181,908
Payment of bond principal	(90,000)	(85,000)
Other loan proceeds (payments), net	(398,046)	(431,507)
Costs associated with raising capital	-	(49,956)
Net cash (used in) provided by financing activities	1,181,783	823,545

Net change in cash and restricted cash	(3,494,109)	(3,348,732)

Cash and restricted cash, beginning of period	7,570,803	10,983,774

Cash and restricted cash, end of period	$4,076,694	$7,635,042

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$151,754	$67,573
Financing of equipment purchases and insurance renewal	$477,116	$498,604
Issuance of Senior Secured Promissory Note pursuant ANDA asset acquisition	---	$1,200,000
Commitment shares issued to Lincoln Park Capital	$23,453	$942,654
Retirement of Common Stock pursuant to the issuance of Series J convertible preferred shares	---	$20,378,631

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the entire year.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2018.

In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the customer’s products occurs.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
NDA:
Licensing fees	$250,000	$250,000	$750,000	$750,000
Total NDA revenue	250,000	250,000	750,000	750,000
ANDA:
Manufacturing fees	$2,108,487	$2,083,826	$4,456,832	$4,160,949
Licensing fees	335,479	201,628	1,017,881	950,856
Total ANDA revenue	2,443,966	2,285,454	5,474,713	5,111,805
Total revenue	$2,693,966	$2,535,454	$6,224,713	$5,861,805

Collaborative Arrangements

Contracts are considered to be collaborative arrangements when they satisfy the following criteria defined in ASC 808, Collaborative Arrangements:

●	The parties to the contract must actively participate in the joint operating activity; and,

●	The joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful.

The Company entered into a sales and distribution licensing agreement with Epic Pharma LLC, (“Epic”) dated June 4, 2015 (the “2015 Epic License Agreement”), which has been determined to satisfy the criteria for consideration as a collaborative agreement, and is accounted for accordingly, in accordance with GAAP.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Cash

As of December 31, 2018, and March 31, 2018, the Company had $396,135 and $391,566, respectively, of restricted cash, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

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

As of December 31, 2018, the Company did not identify any indicators of impairment.

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

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
Numerator
Net loss attributable to common shareholders - basic	$(2,344,318)	$(490,181)	$(6,615,616)	$(843,758)
Effect of dilutive instrument on net loss	(380,976)	(605,448)	(807,347)	(4,767,884)
Net loss attributable to common shareholders - diluted	$(2,725,294)	$(1,095,629)	$(7,422,963)	$(5,611,642)

Denominator
Weighted average shares of common stock outstanding - basic	819,412,807	788,442,363	811,603,678	796,647,284

Dilutive effect of stock options, warrants and convertible securities	56,074	6,680,001	56,074	6,680,001

Weighted average shares of common stock outstanding - diluted	819,468,881	795,122,364	811,659,752	803,327,285

Net income (loss) per share
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 – Inputs that are unobservable for the asset or liability.

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Liabilities
Derivative financial instruments - warrants	$1,860,524	$-	$-	$1,860,524

March 31, 2018
Liabilities
Derivative financial instruments - warrants	$2,667,871	$-	$-	$2,667,871

See Note 11, for specific inputs used in determining fair value.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (ASC 230): Statement of Cash Flows (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash and amounts generally described as restricted cash. Restricted cash will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. As a result of the adoption of the new guidance, the Company increased the beginning of year total amount shown on the condensed consolidated statement of cash flows by $391,566 and $389,081 for the nine months ended December 31, 2018 and 2017, respectively. These amounts represent the balance of restricted cash included in the consolidated balance sheets as of March 31, 2018 and 2017, respectively. Restricted cash is related to debt service reserve in regard to the NJEDA bonds (see Note 5).

As of April 1, 2018, the Company adopted ASU 2017-09, Compensation-Stock Compensation (ASC 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The adoption of this standard did not materially impact the Company’s stock-based compensation expense as no awards were modified during the nine months ended December 31, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, to clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flow. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2017. The Company’s adoption of this standard as of April 1, 2018 had no impact to the Company’s condensed consolidated financial statements for the nine months ended December 31, 2018.

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

NOTE 2. INVENTORY

Inventory consisted of the following:

	December 31, 2018	March 31, 2018
Finished goods	$251,230	$229,204
Work-in-progress	-	297,350
Raw materials	3,941,155	4,371,447
	$4,192,385	$4,898,001

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2018	March 31, 2018
Land, building and improvements	$2,845,731	$7,675,317
Laboratory, manufacturing and warehouse equipment	14,358,157	9,302,277
Office equipment and software	242,132	308,434
Furniture and fixtures	582,692	49,804
Transportation equipment	66,855	66,855
	18,095,567	17,402,687
Less: Accumulated depreciation	(9,340,159)	(8,408,979)
	$8,755,408	$8,993,708

Depreciation expense was $317,618 and $232,358 for the three months and $931,180 and $567,554 for the nine months ended December 31, 2018 and 2017, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	December 31, 2018
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
Patent application costs	*	$465,684	$-	$-	$465,684
ANDA acquisition costs	Indefinite	7,247,317	-	-	7,247,317
		$7,713,001	$-	$-	$7,713,001

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	March 31, 2018
	Estimated	Gross
	Useful	Carrying		Accumulated	NetBook
	Life	Amount	Additions	Amortization	Value
Patent application costs	*	$371,774	$93,910	$-	$465,684
ANDA acquisition costs	Indefinite	6,047,317	1,200,000	-	7,247,317
		$6,419,091	$1,293,910	$-	$7,713,001

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

The following tables summarize the Company’s bonds payable liability:

	December 31, 2018	March 31, 2018
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,670,000	$1,760,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(95,000)	(90,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,575,000	$1,670,000

Bond offering costs	$354,453	$354,453
Less: Accumulated amortization	(189,045)	(178,409)
Bond offering costs, net	$165,408	$176,044

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	95,000	$90,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$80,822	$75,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	1,575,000	$1,670,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(151,231)	(161,866)
Long term portion of bonds payable, net of bond offering costs	$1,423,769	$1,508,134

Amortization expense was $3,544 and $3,544 for the three months and $10,636 and $10,633 for the nine months ended December 31, 2018 and 2017, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	December 31, 2018	March 31, 2018
Equipment and insurance financing loans payable, between 5.7% and 12.73% interest and maturing between March 2019 and December 2023	$1,280,935	$1,201,861
Less: Current portion of loans payable	(505,747)	(578,841)
Long-term portion of loans payable	$775,188	$623,020

The interest expense associated with the loans payable was $28,025 and $29,853 for the three months and $86,765 and $70,634 for the nine months ended December 31, 2018 and 2017, respectively.

NOTE 7. RELATED PARTY SECURED PROMISSORY NOTE WITH MIKAH PHARMA LLC

For consideration of the assets acquired on May 15, 2017, the Company issued a Secured Promissory Note (the “Note”) to Mikah for the principal sum of $1,200,000. The Note matures on December 31, 2020 in which the Company shall pay the outstanding principal balance of the Note. Interest shall be computed on the unpaid principal amount at the per annum rate of ten percent (10%); provided, upon the occurrence of an Event of Default as defined within the Note, the principal balance shall bear interest from the date of such occurrence until the date of actual payment at the per annum rate of fifteen percent (15%). All interest payable hereunder shall be computed on the basis of actual days elapsed and a year of 360 days. Installment payments of interest on the outstanding principal shall be paid as follows: quarterly commencing August 1, 2017 and on November 1, February 1, May 1 and August 1 of each year thereafter. All unpaid principal and accrued but unpaid interest shall be due and payable in full on the Maturity Date. The interest expense associated with the Note was $30,000 for the three months and $90,000 for the nine months ended December 31, 2018. Accrued interest due and owing on this note was $195,000 and $105,000 as of December 31, 2018 and March 31, 2018, respectively.

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $1,505,566 as of December 31, 2018, were comprised of a current component of $1,013,333 and a long-term component of $492,223. Deferred revenues in the aggregate amount of $2,265,556 as of March 31, 2018, were comprised of a current component of $1,013,333 and a long-term component of $1,252,223. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

Rent expense is recorded on the straight-line basis. Rents paid in excess is recognized as deferred rent. Rent expense under the 135 Ludlow Ave. modified lease for the three months ended December 31, 2018 and 2017 was $54,909, and $164,727 for the nine months ended December 31, 2018 and 2017. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations. Deferred rent as of December 31, 2018 and March 31, 2018 was $13,001 and $9,705, respectively and recorded as a component of other long-term liabilities.

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of December 31, 2018, and March 31, 2018, the Company had a liability of $32,887 and $31,443, respectively and recorded as a component of other long-term liabilities.

NOTE 10. MEZZANINE EQUITY

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, 24.0344 shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of December 31, 2018.

The issued shares were pursuant to an Exchange Agreement with Nasrat Hakim, (“Hakim”) a related party and the Company’s President, CEO and Chairman of the Board of Directors Pursuant to the Exchange Agreement the Company exchanged 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of common stock at $0.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of common stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of common stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying unaudited condensed consolidated balance sheet as of December 31, 2018 (See Note 11).

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

If upon any Conversion Date there is not a sufficient number of authorized shares of Common Stock (that are not issued, outstanding or reserved for issuance) available to effect the entire conversion of the then outstanding shares of Series J Preferred Stock and the then outstanding common stock purchase warrants issued in conjunction therewith (an “Authorized Share Deficiency”), such conversion shall not exceed the Issuable Maximum (as defined in the Series J COD); however, the Company shall use its best efforts to obtain shareholder approval within two (2) years of the date of first issuance of Series J Preferred Stock to permit the balance of the conversion. If shareholder approval is not obtained due to an insufficient number of shareholder votes for passage, the Company shall continue to solicit for shareholder approval annually thereafter. As of December 31, 2018, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion, notwithstanding that the earliest possible Conversion Date is April 28, 2020.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Series J Preferred issued by the Company pursuant to the exchange agreement was calculated using a Monte Carlo Simulation of stock price and expected future behaviors related to shareholder approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

April 28, 2017
Fair value of the Company’s common stock	$0.1521
Conversion price	$0.1521
Number of Series J Preferred issued	24.0344
Fully diluted shares outstanding as of measurement date	923,392,780
Risk-free rate	2.30%
Volatility	90%
Shareholder approval threshold	$0.1521
Probability of approval is ending stock price is greater than threshold - midpoint	82.50%
Probability of approval is ending stock price is less than threshold - midpoint	17.50%
Trials	200,000

Authorized, issued and outstanding shares, along with carrying value and change in value as of December 31, 2018 and March 31, 2018 are as follows:

	December 31, 2018	March 31, 2018
Shares authorized	50.000	50.000
Shares outstanding	24.0344	24.0344
Par value	$0.01	$0.01
Stated value	$1,000,000	$1,000,000
Conversion price	$0.1521	$0.1521
Common Stock to be issued upon conversion	158,017,321	158,017,321
Carrying value of Series J convertible preferred stock	$13,903,960	$13,903,960

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

A summary of warrant activity is as follows:

	December 31, 2018		March 31, 2018
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	79,008,661	$0.1521	9,379,219	$0.0625

Warrants granted pursuant to the issuance of Series J convertible preferred shares	---	---	79,008,661	$0.1521

Warrants exercised, forfeited and/or expired, net	---	---	(9,379,219)	$0.0625

Balance at end of period	79,008,661	$0.1521	79,008,661	$0.1521

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

The Series J Warrants are exercisable for a period of 10 years from the date of issuance, commencing on the earlier of (i) the date that Shareholder Approval is obtained, and the requisite corporate action has been effected; or (ii) April 28, 2020. The initial exercise price is $0.1521 per share and the Series J Warrants can be exercised for cash or on a cashless basis. The exercise price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then exercise price. Such exercise price adjustment feature prohibits the Company from being able to conclude the warrants are indexed to its own stock and thus such warrants are classified as liabilities and measured initially and subsequently at fair value. The Series J Warrants also provide for other standard adjustments upon the happening of certain customary events. The Series J Warrants are not exercisable during any period when an Authorized Share Deficiency exists and will expire on the expiry date, without regards to the existence of an Authorized Shares Deficiency (see Note 10). As of December 31, 2018, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion of the Series J Preferred, therefore the Series J Warrants are not currently exercisable.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the warrants issued by the Company pursuant to the issuance of Series J convertible preferred shares (79,008,661 warrant shares) was calculated using a Monte Carlo Simulation because of the probability assumptions associated with the Shareholder Approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

	December 31, 2018	March 31, 2018
Fair value of the Company’s common stock	$0.0749	$0.1000
Initial exercise price	$0.1521	$0.1521
Number of common warrants	79,008,661	79,008,661
Fully diluted shares outstanding as of measurement date	819,489,750	791,516,930
Warrant term (in years)	8.33	9.08
Risk-free rate	2.63%	2.72%
Volatility	90.00%	90.00%
Shareholder approval threshold	$0.1580	$0.1580
Probability of approval is ending stock price is greater than threshold - midpoint	82.50%	82.50%
Probability of approval is ending stock price is greater than threshold - midpoint	17.50%	17.50%
Trials	99,998	100,000
Fair value of derivative financial instruments - warrants	$1,860,524	$2,667,871

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the nine months ended December 31, 2018 were as follows:

Balance as of March 31, 2018	$2,667,871
Change in fair value of derivative financial instruments - warrants	(807,347)
Balance as of December 31, 2018	$1,860,524

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

In addition to Regular Purchases, on any business day on which the Company has properly submitted a Regular Purchase notice and the closing sale price is not below $0.10, the Company may purchase (an “Accelerated Purchase”) an additional “accelerated amount” under certain circumstances. The amount of any Accelerated Purchase cannot exceed the lesser of three times the number of purchase shares purchased pursuant to the corresponding Regular Purchase; and 30% of the aggregate shares of the Company’s common stock traded during normal trading hours on the purchase date. The purchase price per share for each such Accelerated Purchase will be equal to the lower of (i) 97% of the volume weighted average price during the purchase date; or (ii) the closing sale price of the Company’s common stock on the purchase date.

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

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. During the nine months ended December 31, 2018, a total of 17,642,083 shares were sold to Lincoln Park pursuant to the 2017 LPC Agreement for net proceeds totaling $1,669,829. In addition, 231,295 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement.

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

During the nine months ended December 31, 2018, the Company did not issue any shares of common stock to its Directors in payment of director’s fees.

During the nine months ended December 31, 2018, the Company accrued director’s fees totaling $73,750, which will be paid via cash payments totaling $28,750 and the issuance of 490,494 shares of Common Stock.

As of December 31, 2018, the Company owed its Directors a total of $30,000 in cash payments and 627,283 shares of Common Stock in payment of director fees totaling $90,000 due and owing. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

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

During the nine months ended December 31, 2018, the Company did not issue any shares pursuant to employment contracts with the Company’s President and Chief Executive Officer, Chief Financial Officer or certain other employees. During the nine months ended December 31, 2018, the Company did not issue any shares pursuant to the engagement contracts with certain consultants.

During the nine months ended December 31, 2018, the Company accrued salaries totaling $603,750 owed to the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees which will be paid via the issuance of 6,580,791 shares of Common Stock.

As of December 31, 2018, the Company owed its President and Chief Executive Officer, Chief Financial Officer and certain other employees’ salaries totaling $1,305,000 which will be paid via the issuance of 12,450,882 shares of Common Stock. The Company anticipates that 3,988,691 shares of Common Stock, representing salaries owed to the Company’s Chief Financial Officer and certain other employees’ salaries totaling $305,000 will be issued prior to the end of the current fiscal year.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2018	6,618,000	$0.16	6.1	$90,390
Forfeited and expired	(403,000)	$0.30
Outstanding at December 31, 2018	6,215,000	$0.15	5.2	$14,700
Exercisable at December 31, 2018	5,668,334	$0.15	5.00	$14,700

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company common stock as of December 31, 2018 and March 31, 2018 of $0.0749 and $0.1000, respectively.

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Three customers accounted for substantially all the Company’s revenues for the nine months ended December 31, 2018. These three customers accounted for approximately 63%, 17% and 16% of revenues each, respectively. The same three customers accounted for approximately 58%, 21% and 7% of revenues for the three months ended December 31, 2018.

Three customers accounted for substantially all the Company’s revenues for the nine months ended December 31, 2017. These three customers accounted for approximately 55%, 12% and 24% of revenues each, respectively. The same three customers accounted for approximately 53%, 21% and 17% of revenues for the three months ended December 31, 2017.

Accounts Receivable

Three customers accounted for substantially all the Company’s accounts receivable as of December 31, 2018. These three customers accounted for approximately 45%, 41% and 11% of accounts receivable each, respectively.

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2018. These four customers accounted for approximately 52%, 14%, 12%, and 11% of accounts receivable each, respectively.

Purchasing

Four suppliers accounted for more than 75% of the Company’s purchases of raw materials for the nine months ended December 31, 2018. Included in these four suppliers are three suppliers that accounted for approximately 40%, 16% and 15% of purchases each, respectively.

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

The Company has determined that its reportable segments are Abbreviated New Drug Applications for generic products and New Drug Applications (“NDA”) for branded products. The Company identified its reporting segments based on the marketing authorization relating to each and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the reporting segments.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements.

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
Operating Income (Loss) by Segment
ANDA	$(582,822)	$(322,063)	$(1,129,324)	$(1,417,044)
NDA	(744,393)	(893,029)	(1,250,420)	(2,257,718)
	$(1,327,215)	$(1,215,092)	$(2,379,744)	$(3,674,762)

The table below reconciles the Company’s operating loss by segment to (loss) income from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
Operating loss by segment	$(1,327,215)	$(1,215,092)	$(2,379,744)	$(3,674,762)
Corporate unallocated costs	(667,002)	(335,800)	(3,111,346)	(1,286,318)
Interest income	1,733	4,461	4,570	12,862
Interest expense and amortization of debt issuance costs	(89,897)	(92,458)	(279,037)	(245,730)
Depreciation and amortization expense	(321,164)	(232,358)	(891,390)	(567,554)
Significant non-cash items	(321,749)	(275,711)	(766,016)	(901,469)
Change in fair value of derivative instruments	380,976	605,448	807,347	4,767,884
Loss from operations	$(2,344,318)	$(1,541,510)	$(6,615,616)	$(1,895,087)

NOTE 16. COLLABORATIVE AGREEMENT WITH EPIC PHARMA LLC

On June 4, 2015, the Company entered into the 2015 Epic License Agreement, which provides for the exclusive right to market, sell and distribute, by Epic of SequestOx™, an abuse deterrent opioid which employs the Company’s proprietary pharmacological abuse-deterrent technology. Epic will be responsible for payment of product development and pharmacovigilance costs, sales, and marketing of SequestOx™, and Elite will be responsible for the manufacture of the product. Under the 2015 Epic License Agreement, Epic will pay Elite non-refundable payments totaling $15 million, with such amount representing the cost of an exclusive license to ELI-200, the cost of developing the product and certain filings and a royalty based on an amount equal to 50% of profits derived from net product sales as defined in the 2015 Epic License Agreement. The initial term of the exclusive right to product development sales and distribution is five years (“Epic Exclusivity Period”); the license is renewable upon mutual agreement at the end of the initial term.

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

Please note that on July 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. Based on subsequent meetings and communications with the FDA, the Company believes that there is a clear path forward to address the issues cited in the CRL. The Company believes that the meeting minutes, received from the FDA on January 23, 2017, supported a plan to address the issues cited by the FDA in the CRL by modifying the SequestOx™ formulation. Such plan includes, without limitation, conducting bioequivalence and bioavailability fed and fasted studies, comparing the modified formulation to the original formulation. the Company modified the SequestOx™ formulation and, on January 30, 2018 reported positive topline results from a pilot study indicating the likelihood of achieving the required bioequivalence in a pivotal trial under fed conditions. The Company has provided the pilot data to the FDA, requesting clarification as to requirements for resubmission of the NDA. The FDA has provided guidance for repeated bio-equivalence studies in order to bridge the new formulation to the original SequestOx studies and also extended our filing fee waiver until December 2019.

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

On February 8, 2018, the Company filed an ANDA with the FDA for a generic version of an immediate release central nervous system (“CNS”) stimulant. The ANDA represents the first filing for a product co-developed with SunGen under the SunGen Agreement. This product, a generic version of Adderall®, an immediate-release mixed salt of a single entity amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate), with strengths of 5mg, 7.5mg. 10mg, 12.5mg, 15mg, 20mg, and 30mg tablets. The product is indicated for the treatment of Attention Deficit Hyperactivity Disorder (ADHD) and Narcolepsy.

On May 24, 2018, the Company filed an ANDA with the FDA for a generic version of an extended release CNS stimulant. The ANDA represents the second filing for a product co-developed with SunGen under the SunGen Agreement.

On January 3, 2019, the Company filed and ANDA with the FDA for a generic version of an antibiotic product. This is the third ANDA that Elite co-developed and filed with SunGen under the SunGen Agreement.

There can be no assurances that any of these products, including the two products for which ANDAs have already been filed, will receive marketing authorization and achieve commercialization within a reasonable time period, or at all. In addition, even if marketing authorization is received, and as applies to the ANDA for which marketing approval has already been received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure these marketing authorizations.

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

On October 2, 2013, Elite executed the Epic Pharma Manufacturing and License Agreement (the “Epic Generic Agreement”). The Epic Generic Agreement, which expired on October 2, 2018 granted rights to Epic to manufacture twelve generic products whose ANDA’s are owned by Elite, and to market, in the United States and Puerto Rico, six of these products on an exclusive basis, and the remaining six products on a non-exclusive basis. These products were to be manufactured at Epic, with Epic being responsible for the manufacturing site transfer supplements that are a prerequisite to each product being approved for commercial sale. In addition, Epic was to be responsible for all regulatory and pharmacovigilance matters, as well as all marketing and distribution activities. Elite has no further obligations or deliverables under the Epic Generic Agreement.

Pursuant to the Epic Generic Agreement, Elite was to receive $1.8 million, payable in increments that require the commercialization of all six exclusive products if the full amount is to be received, plus license fees equal to a percentage that is not less than 50% and not greater than 60% of profits achieved from commercial sales of the products, as defined in the Epic Generic Agreement. The Epic Generic Agreement expired on October 2, 2018 with Epic launching four of the six exclusive products and Elite collecting $1.0 million of the total $1.8 million fee.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The 2015 Epic License Agreement contains license fees that will be earned and payable to the Company, after the FDA has issued marketing authorization(s) for the related product(s). License fees are based on commercial sales of the products achieved by Epic and calculated as a percentage of net sales dollars realized from such commercial sales. Net sales dollars consist of gross invoiced sales less those costs and deductions directly attributable to each invoiced sale, including, without limitation, cost of goods sold, cash discounts, Medicaid rebates, state program rebates, price adjustments, returns, short date adjustments, charge backs, promotions, and marketing costs. The rate applied to the net sales dollars to determine license fees due to the Company is equal to an amount negotiated and agreed to by the parties to each agreement, with the following significant factors, inputs, assumptions, and methods, without limitation, being considered by either or both parties:

●	Assessment of the opportunity for each product in the market, including consideration of the following, without limitation: market size, number of competitors, the current and estimated future regulatory, legislative, and social environment for abuse deterrent opioids and the other generic products to which the underlying contracts are relevant;

●	Assessment of various avenues for monetizing SequestOx™ including the various combinations of sites of manufacture and marketing options;

●	Elite’s resources and capabilities with regards to the concurrent development of abuse deterrent opioids and expansion of its generic business segment, including financial and operational resources required to achieve manufacturing site transfers for twelve approved ANDA’s;

●	Capabilities of each party with regards to various factors, including, one or more of the following: manufacturing, marketing, regulatory and financial resources, distribution capabilities, ownership structure, personnel, assessments of operational efficiencies and entity stability, company culture and image;

●	Stage of development of SequestOx™ and manufacturing site transfer and regulatory requirements relating to the commercialization of the generic products at the time of the discussions/negotiations, and an assessment of the risks, probability, and time frames for achieving marketing authorizations from the FDA for each product.

●	Assessment of consideration offered; and

●	Comparison of the above factors among the various entities with whom the Company was engaged in discussions relating to the commercialization of SequestOx™ and the manufacture/marketing of the twelve generics related to the Epic Generic Agreement.

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

NOTE 19. MANUFACTURING, LICENSE AND DEVELOPMENT AGREEMENTS

The Company has entered into the following active agreements:

●	License agreement with Precision Dose, dated September 10, 2010 (the “Precision Dose License Agreement”);

●	Master Development and License Agreement with SunGen Pharma LLC, dated August 24, 2016, as amended (the “SunGen Agreement”); and

●	Strategic Marketing Alliance with Glenmark Pharmaceuticals, Inc. USA dated May 29, 2018 (the “Glenmark Alliance”).

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

The license fees provided for in the Precision Dose Agreement are calculated as a percentage of net sales dollars realized from commercial sales of the related products. Net sales dollars consist of gross invoiced sales less those costs and deductions directly attributable to each invoiced sale, including, without limitation, cost of goods sold, cash discounts, Medicaid rebates, state program rebates, price adjustments, returns, short date adjustments, charge backs, promotions, and marketing costs. The rate applied to the net sales dollars to determine license fees due to the Company is equal to an amount negotiated and agreed to by the parties to the Precision Dose License Agreement, with the following significant factors, inputs, assumptions, and methods, without limitation, being considered by either or both parties:

●	Assessment of the opportunity for each generic product in the market, including consideration of the following, without limitation: market size, number of competitors, the current and estimated future regulatory, legislative, and social environment for each generic product, and the maturity of the market;

●	Assessment of various avenues for monetizing the generic products, including the various combinations of sites of manufacture and marketing options;

●	Capabilities of each party with regards to various factors, including, one or more of the following: manufacturing resources, marketing resources, financial resources, distribution capabilities, ownership structure, personnel, assessment of operational efficiencies and stability, company culture and image;

●	Stage of development of each generic product, all of which did not have FDA approval at the time of the discussions/negotiations and an assessment of the risks, probability, and time frame for achieving marketing authorizations from the FDA for the products;

●	Assessment of consideration offered by Precision and other entities with whom discussions were conducted; and

●	Comparison of the above factors among the various entities with whom the Company was engaged in discussions relating to the commercialization of the generic products.

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

NOTE 21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 11, 2019, the date the accompanying financial statements were issued. The following are material subsequent events.

Sale of New Jersey State Net Operating Losses

In January 2019, Elite Laboratories Inc., a wholly owned subsidiary of Elite Pharmaceuticals Inc. received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $296,883, relating to NJ net operating losses and net tax benefits of $376,133, relating to R&D tax credits. The Company sold the net tax benefits approved for sale at a transfer price equal to ninety-two cents for every benefit dollar, equating to net proceeds of $619,175.

Filing of ANDA for generic version of an antibiotic

On January 3, 2019, the Company filed an ANDA for a generic version of an antibiotic. This is the third ANDA that Elite has co-developed and filed pursuant to the SunGen Agreement. According to QVIA (formerly QuintilesIMS Heath) data, the branded product for this antibiotic and its equivalents had total annual U.S. sales of approximately $94 million for the twelve months ended September 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2018 (UNAUDITED)

COMPARED TO THE

THREE AND NINE MONTHS ENDED DECEMBER 31, 2017 (UNAUDITED)

The following discussion of our financial condition and results of operations for the three and nine months ended December 31, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2018, as filed on June 14, 2018 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Commercial Products

We own, license or contract manufacture the following products currently being sold commercially:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Hydromorphone HCl 8mg tablets (“Hydromorphone 8mg”)	Dilaudid®	Pain	March 2012
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	n/a	Cardiovascular	January 2015
Oxycodone HCl Immediate Release 5mg, 10mg, 15mg, 20mg and 30mg tablets (“OXY IR 5mg”, “Oxy IR 10mg”, “Oxy IR 15mg”, “OXY IR 20mg” and “Oxy IR 30mg”)	Roxycodone®	Pain	March 2016
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017
Brompheniramine/Pseudoephedrine Immediate Release capsules (formerly known as Lodrane D ® Immediate Release capsules)	n/a	OTC Allergy	September 2011
Hydroxyzine HCl 10mg, 25mg and 50mg tablets (“Hydroxyzine 10mg” and “Hydroxyzine 25mg” and “Hydroxyzine 50mg”)	Atarax®, Vistaril®	Antihistamine	April 2015
Methadone HCl 5mg and 10mg tablets (“Methadone 5mg” and “Methadone 10mg”)	Dolophine®	Pain	November 2018

Note: Phentermine 15mg and Phentermine 30mg are collectively and individually referred to as “Phentermine Capsules”. Isradipine 2.5mg and Isradipine 5mg are collectively and individually referred to as “Isradipine Capsules”. Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg are collectively and individually referred to as “Hydroxyzine”. In January 2019, the Company transferred the ANDAs for Hydroxyzine to Epic Pharma LLC. Oxy IR 5mg, Oxy IR 10mg, Oxy IR 15mg Oxy IR 20mg and Oxy IR 30mg are collectively and individually referred to as “Oxy IR”. Trimipramine 25mg, Trimipramine 50mg, and Trimipramine 100mg are collectively and individually referred to as “Trimipramine”. Methadone 5mg and Methadone 10mg are collectively and individually referred to as “Methadone”. Brompheniramine/Pseudoephedrine Immediate Release Capsules are referred to as “Brom/Pseud Capsules”.

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

Hydromorphone 8mg

The approved ANDA for Hydromorphone 8mg was acquired pursuant to an asset purchase agreement with Mikah Pharma LLC (“Mikah Pharma”) dated May 18, 2010 (the “Hydromorphone Purchase Agreement”). Transfer of the manufacturing process of Hydromorphone 8mg to the Northvale Facility, a prerequisite of the Company’s commercial launch of the product, was approved by the United States Food and Drug Administration (the “FDA”) on January 23, 2012.

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

Phendimetrazine 35mg is currently a commercial product being manufactured by Elite and distributed by Glenmark Pharmaceutical, Inc. USA (“Glenmark”), pursuant to the Glenmark Strategic Alliance, on a non-exclusive basis, and by Elite. Please see the section below titled “Strategic Marketing Alliance with Glenmark Pharmaceuticals, Inc. USA” for further details of this agreement.

On January 2, 2018, the Company announced that it received approval of its ANDA from the FDA for Phendimetrazine Tartrate Tablets USP, 35mg. This product approval is from an ANDA that the Company filed approximately six years ago. This approval resulted in the Company having a second, approved ANDA for this product. The Company has been selling this product pursuant to the marketing authorization achieved from the first approved ANDA. The Company is currently considering strategic options for utilization of this approved ANDA, with such options including, without limitation, divestiture.

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

Sales and marketing rights for Isradipine 2.5mg and Isradipine 5mg were included in the Epic Manufacturing and License Agreement until the expiry of this agreement in October 2018. Please see the section below titled “Manufacturing and License Agreement with Epic Pharma LLC” for further details of this agreement.

Sales and marketing rights for Isradipine 2.5mg and Isradipine 5mg are currently included the Glenmark Strategic Alliance. Please see the section below titled “Strategic Marketing Alliance with Glenmark Pharmaceuticals, Inc. USA” for further details of this agreement.

The first shipments of Isradipine 2.5mg and Isradipine 5mg were made in January 2015 to Epic, pursuant to the now expired Epic Manufacturing and License Agreement.

Isradipine 2.5mg and Isradipine 5mg are currently being manufactured by Elite.

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

Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg

The approved ANDAs for Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg were acquired by Elite as part of the Mikah ANDA Purchase.

Sales and marketing rights for Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg were included in the Epic Manufacturing and License Agreement, which expired in October 2018. The first shipment of Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg were made by Epic, pursuant to the Epic Manufacturing and License Agreement, in April 2015. In January 2019, Elite transferred these ANDAs to Epic.

Brompheniramine/Pseudoephedrine Immediate Release Capsules

On September 27, 2011, the Company, along with ECR Pharmaceuticals (“ECR”), launched Brom/Pseud Capsules under the brand name, Lodrane D®, an immediate release formulation of brompheniramine maleate and pseudoephedrine HCl, an effective, low-sedating antihistamine combined with a decongestant.

Brom/Pseud Capsules are marketed under the Over-the-Counter Monograph (the “OTC Monograph”) and accordingly, under the Code of Federal Regulations can be lawfully marketed in the US without prior approval of the FDA. Within the past few years, the FDA has revised its enforcement policies, significantly limiting the circumstances under which these unapproved products may be marketed. If the FDA determines that a company is distributing an unapproved product that requires approval, the FDA may take enforcement action in a variety of ways, including, without limitation, product seizures and seeking a judicial injunction against distribution.

Elite manufactures this product, but there have been several mergers and successor entities effecting the marketing of this product and transfer of brand name ownership since this product was originally launched. Marketing of this product under the Lodrane D® was last conducted by Valeant Pharmaceuticals International Inc. (“Valeant”), but Elite has received no new orders for this product during the current fiscal year and does not anticipate any further orders from Valeant for this product.

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

On January 30, 2018, the Company reported positive topline results from a pilot study conducted for SequestOx™. An objective of the study was to assess whether the reformulated SequestOx could achieve a Tmax comparable to the reference drug, Roxicodone, when dosed with the standard high fat meal specified by FDA. As opposed to the earlier formulation, based on these pilot results, the modified SequestOx™ is expected to achieve bioequivalence with a Tmax range equivalent to the reference product when conducted in a pivotal trial under fed conditions.

The Company has provided the pilot data to the FDA, requesting clarification as to requirements for resubmission of the NDA. The FDA has provided guidance for repeated bio-equivalence studies in order to bridge the new formulation to the original SequestOx studies, and also extended our filing fee waiver until December 2019.

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

Generic version of an antibiotic product

On January 3, 2019, filed an ANDA with the FDA for a generic version of an antibiotic product.

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

Hydrocodone bitartrate and acetaminophen tablets USP CII (generic version of Norco)

On November 20, 2018, the FDA approved the Company’s ANDA for a generic version of Norco (hydrocodone bitartrate and acetaminophen tablets, USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets. Norco is a combination medication and is used to help relieve moderate to moderately severe pain. The combination products of hydrocodone and acetaminophen have total annual US sales of approximately $700 million, according to IMS Health Data.

Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate (generic version of Adderall)

On December 10, 2018, the Company received approval from the FDA for a generic version of Adderall®, an immediate-release mixed salt of a single entity Amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate) with strengths of 5 mg, 7.5 mg, 10 mg, 12.5 mg, 15 mg, 20 mg, and 30 mg tablets. The product is indicated for the treatment of Attention Deficit Hyperactivity Disorder (ADHD) and Narcolepsy. It was co-developed with SunGen and is included in the Master Development and License Agreement with SunGen Pharma LLC. Please see the section below titled “Master Development and License Agreement with SunGen Pharma LLC for further details on this agreement.

In addition to the above, we currently own two different approved ANDAs, all of which were acquired as part of the Mikah ANDA Purchase. Each approved ANDA requires manufacturing site transfers as a prerequisite to commencement of commercial manufacturing and distribution. The products relating to each approved ANDA were included in the Epic Manufacturing and License Agreement which expired in October 2018 without such manufacture site transfers to Epic being achieved. Transfer of commercial manufacturing to the Northvale Facility is in progress.

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

As of the date of filing of this Quarterly Report on Form 10-Q, the following products included in the Mikah Purchase Agreement have successfully achieved manufacturing site transfers:

●	Phendimetrazine 35mg

●	Isradipine 2.5mg and Isradipine 5mg

●	Hydroxyzine 10mg, Hydroxyzine 25mg and Hydroxyzine 50mg

These products were initially manufactured and marketed pursuant to the Epic Pharma Manufacturing and License Agreement, which expired in October 2018. Phendimetrazine and Isradipine are currently being marketed on a semi-exclusive and exclusive basis, respectively pursuant to the Glenmark Strategic Alliance. Hydroxyzine was transferred to Epic in January 2019 for aggregate cash consideration of $450,000.

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

On December 10, 2018, the Company received approval from the FDA for a generic version of Adderall®, an immediate-release mixed salt of a single entity amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate) with strengths of 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg tablets. The product is a central nervous system stimulant and is indicated for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”) and Narcolepsy. According to QVIA (formerly QuintilesIMS Health) data, the branded product and its equivalents had total U.S. sales of $365 million for the twelve months ending September 30, 2018. This product is jointly owned by the Company and SunGen, pursuant to the SunGen Agreement.

On January 3, 2019, the Company filed an ANDA for a generic version of an antibiotic. This is the third ANDA that Elite has co-developed and filed pursuant to the SunGen Agreement. According to QVIA (formerly QuintilesIMS Heath) data, the branded product for this antibiotic and its equivalents had total annual U.S. sales of approximately $94 million for the twelve months ended September 30, 2018.

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

On September 18, 2018, the Company filed an ANDA for a generic version of Tylenol® with Codeine (acetaminophen and codeine phosphate) 300mg/7.5mg, 300mg/30mg and 300mg/60mg tablets. Acetaminophen with codeine is a combination medication indicated for the management of mild to moderate pain, where treatment with an opioid is appropriate and for which the alternative treatments are inadequate. Acetaminophen with codeine products have annual U.S. sales of approximately $45 million according to IQVIA (formerly QuintilesIMS Health Data).

On January 3, 2019, the Company filed an ANDA for a generic version of an antibiotic. This is the third ANDA that Elite has co-developed and filed pursuant to the SunGen Agreement. According to QVIA (formerly QuintilesIMS Heath) data, the branded product for this antibiotic and its equivalents had total annual U.S. sales of approximately $94 million for the twelve months ended September 30, 2018.

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

Sources and Availability of Raw Materials; Manufacturing

A significant portion of our raw materials may be available only from foreign sources. Foreign sources can be subject to the special risks of doing business abroad, including:

●	greater possibility for disruption due to transportation or communication problems;

●	the relative instability of some foreign governments and economies;

●	interim price volatility based on labor unrest, materials or equipment shortages, export duties, restrictions on the transfer of funds, or fluctuations in currency exchange rates; and

●	uncertainty regarding recourse to a dependable legal system for the enforcement of contracts and other rights.

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

Three months ended December 31, 2018 compared to December 31, 2017

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended December 31,		Change
	2018	2017	Dollars	Percentage
Manufacturing fees	$2,108,487	$2,083,826	$24,661	1%
Licensing fees	585,479	451,628	133,851	30%
Total revenue	2,693,966	2,535,454	158,512	6%
Cost of revenue	1,771,136	1,419,829	351,307	25%
Gross profit	$922,830	$1,115,625	$(192,795)	-17%

Gross profit - percentage	34%	44%

Total revenues for the three-month period ended December 31, 2018 increased by $0.2 million or 6%, to $2.7 million, as compared to $2.5 million, for the corresponding period in 2017 primarily due to the launch, in November 2018, of the recently approved Methadone products being marketed pursuant to the Glenmark Strategic Alliance, and increased profit splits earned from Isradipine, Naltrexone and Phentermine.

Manufacturing fees increased by $0.02 million, or 1%, due to the methadone launch, as more fully described above.

Licensing fees increased by $0.1 million, or 30%. This increase is primarily due to the timing of in-market sales of the Company’s generic products, especially, without limitation, generic Isradipine, Phentermine and Naltrexone, as well as margins achieved by the Company’s licensed marketing partners. License fees earned are based on in-market sales and accordingly, there is a natural lag between manufacturing revenues earned by the Company and related license fees being earned from in market sales occurring subsequent to the Company’s shipment of licensed generic products to its marketing partners. In market profits achieved by the Company’s marketing partners are also a factor, with a direct correlation to the license fee revenues earned by the Company.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $0.4 million or 25%, to $1.8 million as compared to $1.4 million for the corresponding period in 2017. This increase was due in large part to manufacturing operations consisting of a greater proportion of lower margin products, as compared to the prior year. Costs of revenue consists of manufacturing and assembly costs, with there being a strong correlation with manufacturing fees, as well as the product components of such manufacturing fees.

Our gross profit margin was 34% during the three months ended December 31, 2018 as compared to 44% during the three months ended December 31, 2017. The decrease in gross margin is due to the product mix of generics manufactured during the quarter.

Operating expenses:

	For the Three Months Ended December 31,		Change
	2018	2017	Dollars	Percentage
Operating expenses:
Research and development	$2,454,098	$2,289,273	$164,825	7%
General and administrative	748,151	614,994	133,157	22%
Non-cash compensation	36,547	37,961	(1,414)	-4%
Depreciation and amortization	321,164	232,358	88,806	38%
Total operating expenses	$3,559,960	$3,174,586	$385,374	12%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three-month period ended December 31, 2018 increased by $0.4 million, or 12%, to $3.6 million, as compared to $3.2 million for the corresponding period in 2017.

Research and development costs for the three months ended December 31, 2018 was $2.5 million, an increase of $0.2 million, or 7%, from $2.3 million of such costs for the comparable period of the prior year. The increase was a result of the timing, nature and resources utilized during the current quarter as compared to such activities and resources employed in the prior fiscal year.

General and administrative expenses for the three months ended December 31, 2018 were $0.7 million, an increase of $0.1 million or 22% from $0.6 million of such costs for the comparable period of the prior year with such increase being attributed in large part to increased costs relating to compliance with various regulatory authorities and increased FDA regulatory fees.

Non-cash compensation expense for the three months ended December 31, 2018 and 2017 was $0.04 million and $0.04 million, respectively.

Depreciation and amortization expenses for the three months ended December 31,2018 was $0.3 million, an increase of $0.1 million or 38% from $0.2 million of such costs for the comparable period of the prior year. The increase was due to acquisitions of additional fixed assets as well as additional equipment being placed into service during the current fiscal quarter.

As a result of the foregoing, our loss from operations for the three months ended December 31, 2018 was $2.6 million, compared to a loss from operations of $2.1 million for the three months ended December 31, 2017.

Other income (expense):

	For the Three Months Ended December 31,		Change
	2018	2017	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(89,897)	$(92,458)	$2,561	-3%
Change in fair value of derivative instruments	380,976	605,448	(224,472)	-37%
Interest income	1,733	4,461	(2,728)	-61%
Other income, net	$292,812	$517,451	$(224,639)	-43%

Other income, net for the three months ended December 31, 2018 was a net other income of $0.3 million, a decrease in net other income of $0.2 million from the net other income of $0.5 million for the comparable period of the prior year. The decrease in other income was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended December 31, 2017. Please note that the change in the fair value of derivative instruments is determined in large part by the number of warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and increases in the closing price of the Company’s Common Stock. The warrants related to revenues earned in relation to the change in fair value of derivative instruments for the quarter ended December 31, 2017 expired prior to the quarter ended December 31, 2018 and accordingly had no impact on other income (expense) during the current fiscal quarter.

As a result of the foregoing, our net loss for the three months ended December 31, 2018 was $2.3 million, compared to a net loss of $0.5 million for the comparable period of the prior year.

Change in value of convertible preferred share mezzanine equity:

There were no changes in the value of our convertible preferred stock, which is included in the calculation of net loss attributable to common shareholders for the three months ended December 31, 2018, and December 31, 2017.

Nine months ended December 31, 2018 compared to December 31, 2017

Revenue, Cost of revenue and Gross profit:

	For the Nine Months Ended December 31,		Change
	2018	2017	Dollars	Percentage
Manufacturing fees	$4,456,832	$4,160,949	$295,883	7%
Licensing fees	1,767,881	1,700,856	67,025	4%
Total revenue	6,224,713	5,861,805	362,908	6%
Cost of revenue	3,890,086	3,049,830	840,256	28%
Gross profit	$2,334,627	$2,811,975	$(477,348)	-17%

Gross profit - percentage	39%	48%

Total revenues for the nine-month period ended December 31, 2018 increased by $0.4 million or 6%, to $6.2 million, as compared to $5.9 million, for the corresponding period in 2017 primarily due to increases in revenues related to the manufacture and sale of generic Naltrexone as compared to the comparable period of the prior fiscal year and the November 2018 launch of Methadone.

Manufacturing fees increased by $0.3 million, or 7%, due to an increase in fees earned from the manufacture of generic Naltrexone.

Licensing fees increased by $0.1 million, or 4%. This increase is primarily due to the timing of in-market sales of the Company’s generic products, especially, without limitation, generic Isradipine and Phentermine, as well as margins achieved by the Company’s licensed marketing partners. License fees earned are based on in-market sales and accordingly, there is a natural lag between manufacturing revenues earned by the Company and related license fees being earned from in market sales occurring subsequent to the Company’s shipment of licensed generic products to its marketing partners. In market profits achieved by the Company’s marketing partners are also a factor, with a direct correlation to the license fee revenues earned by the Company.

Our costs of revenue increased by $0.8 million or 28%, to $3.9 million as compared to $3.0 million for the corresponding period in 2017. Costs of revenue consists of manufacturing and assembly costs, with there being a strong correlation with manufacturing fees, as well as the product components of such manufacturing fees.

Our gross profit margin was 38% during the nine months ended December 31, 2018 as compared to 48% during the nine months ended December 31, 2017. The decrease in gross margin is due to the product mix of generics manufactured during the period, with the current year period specifically consisting of a greater proportion of naltrexone manufacturing as compared to the prior year. .

Operating expenses:

	For the Nine Months Ended December 31,		Change
	2018	2017	Dollars	Percentage
Operating expenses:
Research and development	$6,236,192	$6,397,777	$(161,585)	-3%
General and administrative	2,245,900	2,068,028	177,872	9%
Non-cash compensation	109,641	208,719	(99,078)	-47%
Depreciation and amortization	891,390	567,554	323,836	57%
Total operating expenses	$9,483,123	$9,242,078	$241,045	3%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the nine-month period ended December 31, 2018 increased by $0.2 million , or 3%, to $9.5 million, as compared to $9.2 million for the corresponding period in 2017.

Research and development costs for the nine months ended December 31, 2018 were $6.2 million, a decrease of $0.2 million or 3% from $6.9 million of such costs for the comparable period of the prior year. The decrease was due to the timing and composition of ongoing development of our abuse deterrent opioid, products under development pursuant to the SunGen Agreement and other products.

General and administrative expenses for the nine months ended December 31, 2018 were $2.2 million, an increase of $0.2 million or 9% from $2.1 million of such costs for the comparable period of the prior year with such increase being primarily due to increases in regulatory compliance costs.

Non-cash compensation expense for the nine months ended December 31, 2018 and 2017 was $0.1 million and $0.2 million, respectively. The decrease in non-cash compensation expense derives from the timing in amortization of the value of employee stock options issued over the course of the last three years.

Depreciation and amortization expenses for the nine months ended December 31,2018 was $0.9 million, an increase of $0.3 million or 57% from $0.6 million of such costs for the comparable period of the prior year. The increase was due to acquisitions of additional fixed assets as well as additional equipment being placed into service during the current fiscal year, in particular equipment required for compliance with new serialization regulations.

As a result of the foregoing, our loss from operations for the nine months ended December 31, 2018 was $7.1 million, compared to a loss from operations of $6.4 million for the nine months ended December 31, 2017.

Other income (expense):

	For the Nine Months Ended December 31,		Change
	2018	2017	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(279,037)	$(245,730)	$(33,307)	14%
Change in fair value of derivative instruments	807,347	4,767,884	(3,960,537)	-83%
Interest income	4,570	12,862	(8,292)	-64%
Other income (expense), net	$532,880	$4,535,016	$(4,002,136)	-88%

Other income, net for the nine months ended December 31, 2018 was net other income of $0.5 million, a decrease in net other income of $4.0 million from the net other income of $4.5 million for the comparable period of the prior year. The decrease in other income was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended December 31, 2018 totaling a decrease in other income of $4.0 million, as compared to the prior period. Please note that derivative income (expenses) is determined in large part by the number of warrants outstanding and the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between derivative revenues and increases in the closing price of the Company’s Common Stock. Please also note that the warrants related to revenues earned in relation to the change in fair value of derivative instruments for the nine months ended December 31, 2017 had substantially been exercised or expired prior to the nine-month period ended December 31, 2018 and accordingly had no impact on other income (expense) during the current fiscal quarter.

As a result of the foregoing, our net loss for the nine months ended December 31, 2018 was $6.6 million, compared to $0.8 million for the comparable period of the prior year.

Change in value of convertible preferred share mezzanine equity:

There were no changes in the value of our convertible preferred stock, which is included in the calculation of net loss attributable to common shareholders for the nine months ended December 31, 2018, and December 31, 2017.

Liquidity and Capital Resources

Capital Resources

	December 31, 2018	March 31, 2018	Change
Current assets	$9,431,204	$13,702,401	$(4,271,197)
Current liabilities	6,940,409	5,114,704	1,825,705
Working capital	2,490,795	8,587,697	(6,096,902)

The Company considers cash and working capital balances as several of the factors the Company uses in evaluating its performance, without limitation. As of December 31, 2018, the Company had cash on hand of $3.7 million and a working capital surplus of $2.5 million. We believe that such resources, combined with the Company’s access to part or all of the remaining $36.0 million available pursuant to the $40 million equity line with Lincoln Park is sufficient to fund operations through the current operating cycle. For the nine months ended December 31, 2018, we had losses from operations totaling $7.1 million, and net other income totaling $0.5 million, resulting in a net loss of $6.6 million.

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

Summary of Cash Flows:

	For the Nine Months Ended December 31,
	2018	2017
Net cash used in operating activities	$(4,656,762)	$(3,795,644)
Net cash used in investing activities	$(19,130)	$(376,633)
Net cash (used in) provided by financing activities	$1,181,783	$823,545

Net cash used in operating activities for the nine months ended December 31, 2018 was $4.7 million, which included net losses of $6.5 million and change in fair value of derivative financial instruments – warrants of $0.8 million (non-cash). These instances of decreases in cash are offset by non-cash expenses including depreciation and amortization of $0.9 million, non-cash compensation accrued of $1.4 million, non-cash compensation from the issuance of options of $0.1 million, as well as changed in operating assets and liabilities of $0.3 million.

Net cash used in investing activities for the nine months ended December 31, 2018 was $0.02 million.

Net cash provided by financing activities was $1.2 million for the nine months ended December 31, 2018 which consist primarily from proceeds from the issuance of common stock pursuant to the 2017 LPC Purchase Agreement (see below).

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

As of December 31, 2018, the Company issued 5,540,550 shares of its Common Stock as initial commitment shares and 508,304 shares of its Common Stock as additional commitment shares, both being pursuant to the 2017 LPC Purchase Agreement. In addition, as of December 31, 2018, the Company sold 35,461,033 shares of its common stock for proceeds totaling 3,669,713 in connection with the 2017 LPC Purchase Agreement with Lincoln Park.

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

ITEM 1. LEGAL PROCEDURES

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2018, and in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2018 and June 30, 2018, which could materially affect our business, financial condition, or future results. The risks described herein and in our Annual and Quarterly Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 7, 2018, Dr. Aqeel Fatmi resigned from our Board of Directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Elite Pharmaceuticals, Inc., a Delaware corporation (“Elite-Delaware”) and Elite Pharmaceuticals, Inc., a Nevada corporation (“Elite-Nevada”), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Incorporation of Elite-Delaware, together with all other amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to (a) Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-101686), filed with the SEC on December 6, 2002 (the “Form S-4”), (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2004 and filed with the SEC on July 29, 2004, (c) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 26, 2008 and filed with the SEC on July 2, 2008, and (d) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2008 and filed with the SEC on December 23, 2008.*

3.1(c)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated October 6, 2004, and filed with the SEC on October 12, 2004.*

3.1(d)	Certificate of Retirement with the Secretary of the State of the Delaware to retire 516,558 shares of the Series A Preferred Stock, as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 10, 2006, and filed with the SEC on March 14, 2006.*

3.1(e)	Certificate of Designations, Preferences and Rights of Series B 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 15, 2006, and filed with the SEC on March 16, 2006.*

3.1(f)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(g)	Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(h)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 24, 2007, and filed with the SEC on April 25, 2007.*

3.1(i)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series B 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(j)	Amended Certificate of Designations, Preferences and Rights of Series C 8% Convertible Preferred Stock, as filed with the Secretary of the State of Delaware, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(k)	Amended Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated September 15, 2008, and filed with the SEC on September 16, 2008.*

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2009, and filed with the SEC on June 5, 2009.*

3.1(m)	Amended Certificate of Designations of the Series D 8% Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(n)	Amended Certificate of Designations of the Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on June 29, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, dated June 24, 2010 and filed with the SEC on July 1, 2010.*

3.1(o)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

3.1(p)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(q)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

3.1(r)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

3.2(b)	By-Laws of Elite-Delaware, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-90633) made effective on February 28, 2000 (the “Form SB-2”).*

4.1	Form of specimen certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Form SB-2.*

4.2	Form of specimen certificate for Series B 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated March 15, 2006 and filed with the SEC on March 16, 2006.*

4.3	Form of specimen certificate for Series C 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 24, 2007 and filed with the SEC on April 25, 2007.*

4.4	Form of specimen certificate for Series D 8% Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated September 15, 2008 and filed with the SEC on September 16, 2008.*

4.5	Form of specimen certificate for Series E Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.*

4.6	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.7	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.8	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.9	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.10	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.6	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Consulting Agreement, dated as of July 27, 2007, between the Registrant and Willstar Consultants, Inc., incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending September 30, 2007 and filed with the SEC on November 14, 2007.

10.10	Compensation Agreement, dated as of December 1, 2008, by and between the Company and Jerry I. Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 1, 2008 and filed with the SEC on December 4, 2008.

10.11	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.12	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.13	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.14	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.15	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.16	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.17	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.18	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.19	Product Development Agreement between the Company and Hi-Tech Pharmacal Co., Inc. dated as of January 4, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 4, 2011 and filed with the SEC on January 10, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.20	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.21	Treppel $500,000 Bridge Loan Agreement dated June 12, 2012, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2012.

10.22	December 5, 2012 amendment to the Treppel Bridge Loan Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

10.23	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.24	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.25	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 19, 2013, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

10.26	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.27	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A, dated August 1, 2013 and filed with the SEC on August 30, 2018. (Confidential Treatment granted with respect to portions of the Agreement).

10.28	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.29	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.30	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.31	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on October 17, 2018.

10.32	August 19, 2013, Master Services Agreement with Camargo Pharmaceutical Services, LLC, incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 and filed with the SEC on November 14, 2013.

10.33	November 21, 2013 Unsecured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 26, 2013 and filed with the SEC on November 26, 2013.

10.34	February 7, 2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.35	February 7, 2014 Amendment to Secured Convertible Note from the Company to Jerry Treppel, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.36	Purchase Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.37	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated April 10, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 10, 2014 and filed with the SEC on April 14, 2014.

10.38	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.39	January 19, 2015 Second Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 and First Amendment to the TPN-Elite Manufacturing and Supply Agreement dated September 21, 2012, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A for the period ended September 30, 2012, and filed with the SEC on November 17, 2016. Confidential Treatment granted with respect to portions of the Agreement.

10.40	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.41	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.42	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on July 11, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.43	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.

10.44	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.45	August 9, 2016 Amendment to Manufacturing and Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011 incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016.

10.46	July 20, 2015 Third Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.47	Purchase Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.48	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.49	April 28, 2017 Exchange Agreement between the Company and Nasrat Hakim, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28. 2017.

10.50	May 2017 Trimipramine Acquisition Agreement from Mikah Pharma, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.51	May 2017 Secured Promissory Note from the Company to Mikah Pharma, incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.52	May 2017 Security Agreement between the Company to Mikah Pharma, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.53	May 2017 Assignment of Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.54	May 2017 Assignment of Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.55	Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.56	Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.57	Master Development and License Agreement for Products Between Elite Pharmaceuticals, Inc. And Sungen dated July 6, 2017, incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.58	Second Amendment to Master Development and License Agreement for Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.59	First Amendment to Master Development and License Agreement for Products Between Elite Pharmaceuticals, Inc. And SunGen Pharma, LLC, incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.60	May 29, 2018 License, Manufacturing and Supply Agreement with Glenmark Pharmaceuticals Inc. USA., incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and filed with the SEC on June 14, 2018. (Confidential Treatment granted with respect to portions of the Agreement).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	On January 5, 2011, the Company changed its domicile from Delaware to Nevada. All corporate documents from Delaware have been superseded by Nevada corporate documents filed or incorporated by reference herein. All outstanding Delaware securities certificates are now outstanding Nevada securities certificates.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

February 11, 2019	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

February 11, 2019	By:	/s/ Carter J. Ward
Carter J. Ward Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)