Form 10-K
period 2019-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2019-06-21
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED MARCH 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NUMBER: 001-15697

ELITE PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	22-3542636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 LUDLOW AVENUE NORTHVALE, NEW JERSEY	07647
(Address of principal executive offices)	(Zip Code)

(201) 750-2646
(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Securities Registered pursuant to Section 12(g) of the Act:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ELTP	OTCQB

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates at September 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter was $73,517,602.

The number of shares of the registrant’s Common Stock outstanding as of June 7, 2019 was 828,388,501.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein contain “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan”, “intend”, “may,” “will,” “expect,” “believe”, “could,” “anticipate,” “estimate,” “forecast”, “contemplate”, “envisage”, or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. All statements other than statements of historical fact included in this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note, without limitation, that statements regarding the preliminary nature of the clinical program results and the potential for further product development, that involve known and unknown risks, delays, uncertainties and other factors not under our control, the requirement of substantial future testing, clinical trials, regulatory reviews and approvals by the Food and Drug Administration and other regulatory authorities prior to the commercialization of products under development, our ability to fund all of our activities and our ability to manufacture and sell any products, gain market acceptance earn a profit from sales or licenses of any drugs or our ability to discover new drugs in the future are all forward-looking in nature. These risks and other factors are discussed in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

i

ii

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

Commercial Products

We own, license or contract manufacture the following products currently being sold commercially:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Hydromorphone HCl 8mg tablets (“Hydromorphone 8mg”)	Dilaudid®	Pain	March 2012
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	n/a	Cardiovascular	January 2015
Oxycodone HCl Immediate Release 5mg, 10mg, 15mg, 20mg and 30mg tablets (“OXY IR 5mg”, “Oxy IR 10mg”, “Oxy IR 15mg”, “OXY IR 20mg” and “Oxy IR 30mg”)	Roxycodone®	Pain	March 2016
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017
Methadone HCl 5mg and 10mg tablets (“Methadone 5mg” and “Methadone 10mg”)	Dolophine®	Pain	November 2018
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Immediate Release 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg tablets (“Amphetamine IR 5mg”, “Amphetamine IR 7.5mg”, “Amphetamine IR 10mg”, “Amphetamine IR 12.5mg”, “Amphetamine IR 15mg”, “Amphetamine IR 20mg” and “Amphetamine IR 30mg”)	Adderall®	Central Nervous System (“CNS”) Stimulant	April 2019

Note: Phentermine 37.5mg is also referred to as “Phentermine Tablets”. Phentermine 15mg and Phentermine 30mg are collectively and individually referred to as “Phentermine Capsules”. Hydromorphone 8mg is also referred to as “Hydromorphone Tablets”. Phendimetrazine 35mg is also referred to as “Phendimetrazine Tablets”. Naltrexone 50mg is also referred to as “Naltrexone Tablets”. Isradipine 2.5mg and Isradipine 5mg are collectively and individually referred to as “Isradipine Capsules”. Oxy IR 5mg, Oxy IR 10mg, Oxy IR 15mg Oxy IR 20mg and Oxy IR 30mg are collectively and individually referred to as “Oxy IR”. Trimipramine 25mg, Trimipramine 50mg, and Trimipramine 100mg are collectively and individually referred to as “Trimipramine Capsules”. Methadone 5mg and Methadone 10mg are collectively and individually referred to as “Methadone Tablets”. Amphetamine IR 5mg, Amphetamine IR 7.5mg, Amphetamine IR 10mg, Amphetamine IR 12.5mg, Amphetamine IR 15mg, Amphetamine IR 20mg and Amphetamine IR 30mg are collectively and individually referred to as “Amphetamine IR Tablets”.

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

Phendimetrazine Tartrate 35mg

The ANDA for Phendimetrazine 35mg was acquired by Elite as part of the asset purchase agreement between the Company and Mikah Pharma, dated August 1, 2013 (the “Mikah ANDA Purchase”). Please see “2013 ANDA Purchase Agreement” below for more information on this agreement. The Northvale Facility was already an approved manufacturing site for this product as of the date of the Mikah ANDA Purchase. Prior to the acquisition of this ANDA, Elite had been manufacturing this product on a contract basis pursuant to a manufacturing and supply agreement with Mikah Pharma, dated June 1, 2011.

Phendimetrazine 35mg is currently a commercial product being manufactured by Elite and distributed by Glenmark Pharmaceuticals Inc., USA (“Glenmark”) on a non-exclusive basis, and by Elite.

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

Isradipine 2.5mg and Isradipine 5mg are currently a commercial product being manufactured by Elite and distributed by Glenmark, on an exclusive basis.

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

Trimipramine 25mg, Trimipramine 50mg and Trimipramine 100mg are currently a commercial product being manufactured by Elite and distributed by Glenmark, on an exclusive basis.

Amphetamine IR Tablets

On December 10, 2018, the Company received approval from the FDA for Amphetamine IR Tablets, a generic version of Adderall® , an immediate-release mixed salt of a single entity Amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate) with strengths of 5 mg, 7.5 mg, 10 mg, 12.5 mg, 15 mg, 20 mg, and 30 mg tablets.  The product is a central nervous system stimulant and is indicated for the treatment of Attention Deficit Hyperactivity Disorder (ADHD) and Narcolepsy.  According to QVIA (formerly QuintilesIMS Health) data the branded product and its equivalents had total U.S. sales of $365 million for the twelve months ending September 30, 2018. This is the first product approval for our Elite and SunGen Pharma LLC (“SunGen”) collaboration.  The product is jointly owned.  Elite will manufacture and package the product on a cost-plus basis and the parties are negotiating an agreement for sales of the product. Amphetamine IR Tablets are currently sold pursuant to the Lannett Alliance, with first commercial shipment of this product occurring in April 2019. Please see the section below titled “Strategic Marketing Alliance with Lannett Company Inc.” for further details on the Lannett Alliance

Filed products under FDA review

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

On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for or SequestOx™. The mean Tmax (the amount of time that a drug is present at the maximum concentration in serum) of SequestOxTM was 4.6 hr. with a range of 0.5 hr. to 12 hr. and the mean Tmax of the comparator, Roxicodone®, was 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective for the study was to determine if the reformulated SequestOxTM had a similar Tmax to the comparator when taken with a high fat meal. Based on these results, the Company paused clinical trials for this formulation of SequestOx™. On January 30, 2018, the Company reported positive topline results from a pilot study conducted for a modified SequestOx™ wherein, based on the results of this pilot study, the modified SequestOx™ formulation is expected to achieve bioequivalence with a Tmax range equivalent to the reference product when conducted in a pivotal trial under fed conditions. The Company has provided the pilot data to the FDA, requesting clarification as to the requirements for resubmission of the NDA. The FDA has provided guidance for repeated bio-equivalence studies in order to bridge the new formulation to the original SequestOx studies and also extended our filing fee waiver until July 2020. Due to the prohibitive cost of such repeated bio-equivalence studies, the Company has paused development of this product.

There can be no assurances of the Company conducting future clinical trials, or if such trials are conducted, there can be no assurances of the success of any future clinical trials, or if such trials are successful, there can be no assurances that an intended future resubmission of the NDA product filing, if made, will be accepted by or receive marketing approval from the FDA, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees (see “Licensing, Manufacturing and Development Agreements; Sales and Distribution Licensing Agreement with Epic Pharma LLC for SequestOx™” below). If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues or profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

Oxycodone Hydrochloride extended release (generic version of Oxycontin®)

On September 20, 2017, the Company filed an ANDA with the FDA for generic version of Oxycontin® (extended release Oxycodone Hydrochloride). OxyContin® is approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. IMS reported approximately $2.3 billion in revenue for OxyContin® and its equivalents in 2016. The FDA requested additional information relating to this filing, compliance with which would require significant resources. Development of this product is currently paused, with the Company evaluating the feasibility of the continued development of this product.

Generic version of extended release Central Nervous System stimulant

On May 24, 2018, the Company filed an ANDA with the FDA for a generic version of an extended release CNS stimulant. The ANDA represents the second filing for a product co-developed with SunGen under the SunGen Agreement. According to IMS Health data, the branded product and its equivalents had total U.S. sales of approximately $1.6 billion for the twelve months ended September 30, 2017. The Company received a request from the FDA for additional information to which the Company has responded. The response is under review by the FDA.

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

Acetaminophen and Codeine Phosphate

On September 18, 2018, the Company filed an ANDA with the FDA for a generic version of Tylenol® with Codeine (acetaminophen and codeine phosphate) 300mg/7.5mg, 300mg/15mg, 300mg/30mg and 300mg/60mg tablets. Acetaminophen with codeine is a combination medication indicated for the management of mild to moderate pain, where treatment with an opioid is appropriate and for which alternative treatments are inadequate. Acetaminophen with codeine products have annual U.S. sales of approximately $45 million according to IQVIA (formerly QuintilesIMS Health Data).

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

Approved Products Not Yet Commercialized

Oxycodone hydrochloride and acetaminophen USP CII (generic version of Percocet®)

On August 9, 2016, the Company filed an ANDA with the FDA for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen. Percocet® is a combination medication and is used to help relieve moderate to severe pain. The Company received approval of this ANDA in July 2018. Elite has not yet launched this product and is seeking a partner for this product.

Hydrocodone bitartrate and acetaminophen tablets USP CII (generic version of Norco®)

In December 2016, the Company filed an ANDA with the FDA for a generic version of Norco® (hydrocodone bitartrate and acetaminophen tablets USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets. The Company received approval of this ANDA in November 2018. Norco is a combination medication and is used to help relieve moderate to moderately severe pain. The combination products of hydrocodone and acetaminophen have total annual US sales of approximately $700 million, according to IMS Health Data. .. Elite has not yet launched this product and is seeking a partner for this product.

Dantrolene Sodium Capsules

In March 2019, the Company’s prior approval supplement (“PAS”) filed with the FDA was approved, thereby successfully transferring manufacture of Dantrolene Sodium 25mg, 50mg and 100mg capsules (“Dantrolene Capsules”) to the Northvale Facility. The approved ANDAs for Dantrolene Capsules were acquired as part of the 2013 ANDA acquisition between the Company and Mikah Pharma. Please see the section below titled “Asset Acquisition Agreements” for further details on the 2013 ANDA acquisition agreement. Dantrolene Capsules will be marketed by Lannett Company, pursuant to the marketing alliance agreement between the Company and Lannett. Please see the section below titled “Strategic Marketing Alliances with Lannett Company Inc.” for further details on this marketing alliance. The Company expects commercial launch of Dantrolene Capsules during this year.

Loxapine 5mg, 10mg, 25mg and 50mg capsules (“Loxapine Capsules”)

A PAS has been filed with the FDA for transfer of manufacturing of this product to the Northvale Facility, with such PAS being under review by the FDA. The approved ANDAs for Loxapine Capsules were acquired as part of the 2013 ANDA acquisition between the Company and Mikah Pharma. Please see the section below titled “Asset Acquisition Agreements” for further details on the 2013 ANDA acquisition agreement.

Discontinued and Transferred Products

The FDA’s Generic Drug User Fee Amendment (“GDUFA”) fee structure includes fee brackets that are based on the number of ANDAs owned as of the April 1st annual measurement date. As of the measurement date in 2018, The Company qualified as a medium sized company, which is defined as an entity that owns between 6 and 19 ANDAs. During the fiscal year ending March 31, 2019, the Company received approval for several ANDAs, which, when added to those approved in prior periods resulted in the Company owning in excess of 19 ANDA’s and would have required classification as a large sized company as of the 2019 measurement date. Based on the latest fee schedule published by the FDA in August 2018, the annual fee for a large company is $1.1 million higher than the fee we paid as a qualified medium company. Qualifying as a large sized company would accordingly result in a significant increase in annual regulatory fees.

Prior to the April 1, 2019 measurement date, the Company conducted an evaluation of all ANDAs owned to determine the feasibility of incurring such increased annual fees in relation to the value and place of each ANDA in the company’s current and future operations and strategic plans. Based on this study, the Company identified the following ANDAs for sale and, if sale was not possible prior to the measurement date, discontinuance, so as to ensure that total ANDAs owned at the measurement date were not greater than 19, allowing the Company to qualify as a medium sized entity, as opposed to a large sized entity, which would have resulted in increased regulatory costs in excess of $1 million annually.

Hydroxyzine HCl

Approved ANDAs for Hydroxyzine HCl 10mg, 25mg and 50mg tablets (“Hydroxzine Tablets”) were sold to Epic Pharma LLC for cash consideration totaling $450,000. The three related approved ANDA’s had an aggregate carrying value of $787,000, with such sale resulting in a recognized loss of $337,000 during the fiscal year ended March 31, 2019.

Phentermine Capsules

Approved ANDAs for Phentermine 30mg and 15mg capsules and Phentermine 30mg seeded capsules were discontinued in March 2019. These three ANDAs had an aggregate carrying value of $291,000, which was recognized as a loss during the fiscal year ended March 31, 2019.

Asset Acquisition Agreements

Generic Phentermine Capsules

On September 10, 2010, together with our wholly owned subsidiary, Elite Laboratories, Inc., executed a purchase agreement (the “Phentermine Purchase Agreement”) with Epic for the purpose of acquiring from Epic, an ANDA for a generic phentermine product (the ”Phentermine ANDA”), with such being filed with the FDA at the time the Phentermine Purchase Agreement was executed. On February 4, 2011, the FDA approved the Phentermine ANDA. The acquisition of the Phentermine ANDA closed on March 31, 2011 and Elite paid the full acquisition price of $450,000 from the purchase agreement with Epic Pharma.

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

2013 ANDA Purchase Agreement

On August 1, 2013, Elite executed a purchase agreement with Mikah (the “2013 ANDA Purchase Agreement”) pursuant to which, Elite acquired, for aggregated consideration of $10,000,000, inclusive of imputed interest, approved ANDAs for the following products: Hydroxyzine HCl 10mg, 25mg and 50mg tablets (“Hydroxyzine Tablets”), Phentermine Capsules, Phentermine Tablets, Phendimetrazine Tablets, Isradipine Capsules, Dantrolene Capsules and Loxapine 5mg, 10mg, 25mg and 50mg capsules (“Loxapine Capsules”). In addition, Elite acquired one ANDA under review by the FDA, which is not expected to be approved and for which no value was assigned.

The Company issued a secured, non interest bearing, convertible note for the aggregate consideration, with such note being due in August 2016. This note was amended on February 7, 2014 to make it convertible into shares of the Company’s Series I Convertible Preferred Stock. On February 7, 2014, this note was converted into 100 shares of the Company’s Series I Preferred Stock, and retired.

On August 16, 2016, these 100 shares of Series I Preferred Stock were converted into 142,857,143 shares of Common Stock, with such shares being included in the exchange agreement dated April 28, 2017 pursuant to which shares were returned to the company, in exchange for shares of Series J Preferred Stock and Warrants, both of which are still outstanding. Please see “Certain Relationships And Related Transactions, And Director Independence”, below for further details of these transactions.

The following is a summary of the status of the ANDAs acquired pursuant to the 2013 ANDA Purchase Agreement:

Product	Status
Hydroxzine Tablets	Transferred to Epic Pharma
Phentermine Capsules	Discontinued
Phentermine Tablets	Commercial
Phendimetrazine Tablets	Commercial
Isradipine Capsules	Commercial
Dantrolene Capsules	Manufacturing transferred to Northvale facility; Commercial launch expected this year
Loxapine Capsules	Manufacturing site transfer in progress

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

Manufacturing and License Agreement with Epic Pharma LLC

On October 2, 2013, we executed the Epic Pharma Manufacturing and License Agreement (the “Epic Manufacturing and License Agreement”). This agreement, which expired on October 2, 2018, granted Epic certain rights to manufacture, market and sell in the United States and Puerto Rico the twelve approved ANDAs acquired by us pursuant to the 2013 ANDA Purchase Agreement. Of the twelve approved ANDAs, Epic had an exclusive right to market six products as listed in Schedule A of the Epic Manufacturing and License Agreement, and a non-exclusive right to market six products as listed in Schedule D of the Epic Manufacturing and License Agreement. Pursuant to the Epic Manufacturing and License Agreement, we received a license fee and milestone payments. The license fee was computed as a percentage of the gross profit, as defined in the Epic Manufacturing and License Agreement, earned by Epic from the sale of the products. The manufacturing cost used for the calculation of the license fee was a predetermined amount per unit plus the cost of the active pharmaceutical ingredient (”API”) and the sales cost for the calculation was predetermined based on net sales.

The Epic Manufacturing and License Agreement expired on October 2, 2018, in accordance with terms and conditions therein.

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

Under the Trimipramine Manufacturing Agreement, Epic manufactured Trimipramine under license from the Company pursuant to the FDA approved and currently marketed Abbreviated New Drug Application that was acquired in conjunction with the Company’s entry into these agreements.

Under the Reddy’s Trimipramine Distribution Agreement, the Company supplied Trimipramine on an exclusive basis to Dr. Reddy’s and Dr. Reddy’s was responsible for all marketing and distribution of Trimipramine in the United States, its territories, possessions, and commonwealth. The Trimipramine was manufactured by Epic and transferred to Dr. Reddy’s at cost, without markup.

Dr. Reddy’s paid the Company a share of the profits, calculated without any deduction for cost of sales and marketing, derived from the sale of Trimipramine. The Company’s share of these profits was in excess of 50%.

The Reddy’s Trimipramine Distribution Agreement was terminated by mutual consent of the parties on August 1, 2018.

Ascend Methadone Manufacturing and Supply Agreement

On June 23, 2011 and as amended on September 24, 2012, January 19, 2015, July 20, 2015 and as extended on August 9, 2016, we entered into an agreement to manufacture and supply Methadone 10mg tablets (the “Ascend Methadone”) to ThePharmaNetwork LLC (the “Ascend Methadone Manufacturing and Supply Agreement”). ThePharmaNetwork LLC was subsequently acquired by Alkem Laboratories Ltd (“Alkem”) and now goes by the name Ascend Laboratories LLC (“Ascend”) and is a wholly owned subsidiary of Alkem.

Ascend is the owner of the approved ANDA for Ascend Methadone, and the Northvale Facility is an approved manufacturing site for this ANDA. The Ascend Methadone Manufacturing and Supply Agreement provides for the manufacturing and packaging by the Company of Ascend Methadone.

The initial shipment of Ascend Methadone pursuant to the Ascend Methadone Manufacturing and Supply Agreement occurred in January 2012.

On August 26, 2016, the Ascend Methadone Manufacturing and Supply Agreement was amended and extended through December 31, 2017.

Subsequent to the expiration of the Ascend Methadone Manufacturing and Supply Agreement, the Company honored purchase orders from Ascend, to manufacture Ascend Methadone. The commercial terms on those purchase orders honored were similar to those included in the expired agreement. The last shipment of Ascend Methadone pursuant to purchase orders honored subsequent to the expiration of the Ascend Methadone Manufacturing and Supply Agreement occurred in April 2018 and there will be no further manufacture or shipments of Ascend Methadone.

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

Master Development and License Agreement with SunGen Pharma LLC

On August 24, 2016, as amended we entered into an agreement with SunGen Pharma LLC (“SunGen”) (the “SunGen Agreement”) to undertake and engage in the research, development, sales and marketing of eight generic pharmaceutical products. Two of the products are classified as CNS stimulants (the “CNS Products”), two of the products are classified as beta blockers and the remaining four products consist of antidepressants, antibiotics and antispasmodics. To date, the Company has received approval from the FDA for Amphetamine IR Tablets (the first of the two CNS Products) and has filed ANDA’s for the second CNS Product as well as ANDA filed for an antibiotic product.

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

On May 24, 2018, the Company filed an ANDA with the FDA for a generic version of an extended release CNS stimulant. The ANDA represents the second filing for a product co-developed with SunGen under the SunGen Agreement. According to IMS Health data, the branded product and its equivalents had total U.S. sales of approximately $1.6 billion for the twelve months ended September 30, 2017. The Company received a request from the FDA for additional information to which the Company has responded. The filing is under review by the FDA.

On December 10, 2018, the Company received approval from the FDA for Amphetamine IR Tablets, a generic version of Adderall®, an immediate-release mixed salt of a single entity Amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate) with strengths of 5 mg, 7.5 mg, 10 mg, 12.5 mg, 15 mg, 20 mg, and 30 mg tablets.  The product is a central nervous system stimulant and is indicated for the treatment of Attention Deficit Hyperactivity Disorder (ADHD) and Narcolepsy.  According to QVIA (formerly QuintilesIMS Health) data the branded product and its equivalents had total U.S. sales of $365 million for the twelve months ending September 30, 2018. This is the first product approval for our Elite and SunGen Pharma LLC (“SunGen”) collaboration.  The product is jointly owned.  Elite will manufacture and package the product on a cost-plus basis and the parties are negotiating an agreement for sales of the product. Amphetamine IR Tablets is currently sold pursuant to the Lannett Alliance, with first commercial shipment of this product occurring in April 2019. Please see the section below titled “Strategic Marketing Alliance with Lannett Company Inc.” for further details n the Lannett Alliance

On January 3, 2019, the Company filed an ANDA with the FDA for a generic version of an antibiotic product. According to QVIA (formerly QuintilesIMS Health) data, the branded product for this antibiotic and its equivalents had total annual U.S. sales of approximately $94 million for the twelve months ending September 30, 2018. The product is jointly owned by Elite and SunGen. Upon approval by the FDA of this ANDA, Elite will manufacture and package the product on a cost-plus basis. The ANDA is currently under review by the FDA.

There can be no assurances that any of these products will receive marketing authorization and achieve commercialization within this time period, or at all. In addition, even if marketing authorization is received, and even for those products for which marketing authorization has already been received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure these marketing authorizations or provide sufficient financial contributions to support costs of operations and overheads.

Strategic Marketing Alliance with Glenmark Pharmaceuticals, Inc. USA

On May 29, 2018, and as amended on August 1, 2018, we entered into a license, manufacturing and supply agreement with Glenmark Pharmaceuticals Inc. USA (“Glenmark”) to market the two Elite generic products described below in the United States with the option to add products in the future (the “Glenmark Alliance”).

Pursuant to the Glenmark Alliance, Glenmark will purchase the products from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees well in excess of 50% of gross profits. Gross profits is defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs.  Glenmark will have semi-exclusive marketing rights to the ANDA approved generic product, phendimetrazine 35mg tablets, and exclusive marketing rights to the following ANDA approved generic products: Methadone 10mg, Methadone 5mg, Trimipramine 25mg, Trimipramine 50mg, Trimipramine 100mg, and effective October 2, 2018, upon expiration of the Epic Manufacturing and License Agreement, exclusive marketing rights to the following ANDA approved generic products: Isradipine 2.5mg and Isradipine 5mg. The Glenmark Alliance has an initial term of three years and automatically renews for one year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Glenmark to terminate with regard to a product on at least three months’ prior written notice if it determines to stop marketing and selling such product, and it permits Elite to terminate with regard to a product if at anytime after the first twelvemonths from the first commercial sale, the average license fee paid by Glenmark for such product is less than $100,000 for a six month sales period.

The first commercial shipment of Methadone Tablets pursuant to the Glenmark Alliance occurred in November 2018. The first commercial shipment of Isradipine Capsules pursuant to the Glenmark Alliance occurred in March 2019. The first commercial shipment of Trimipramine Capsules occurred in April 2019.

There can be no assurances that there will be future revenues of profits, earned pursuant to the Glenmark Alliance, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure the marketing authorizations for products included in the Glenmark Alliance or provide sufficient financial contributions to support costs of operations and overheads.

Strategic Marketing Alliances with Lannett Company Inc.

The Company has entered into two separate license, supply and distribution agreements with Lannett Company Inc. (“Lannett”). The first agreement, dated March 6, 2019 relates to products that were co-developed with SunGen (the “Lannett-SunGen Product Alliance”). The second agreement, dated April 9, 2019 relates to products that were solely developed by Elite (the “Lannett-Elite Product Alliance”). Both agreements are collectively and individually referred to as the “Lannett Alliance”)

Pursuant to Lannett-SunGen Product Alliance with Lannett, Lannett will be the exclusive U.S. marketer and distributor for two generic products co-developed and co-owned by Elite and SunGen – Amphetamine IR Tablets and a second product which is an extended release CNS stimulant that is currently under review by the FDA. Elite will manufacture and Lannett will purchase the products from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees in excess of 50% of net profits, which will be shared equally with SunGen, pursuant to the SunGen Agreement. The Lannett-SunGen Product Alliance has an initial term of three years and automatically renews for one year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least six months’ prior written notice, and it permits Elite or Lannett to terminate with regard to a product if at anytime after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $300,000 for a six month sales period. In addition to manufacturing fees and license fees, Lannett will also pay a milestone, of $750,000 upon commercial launch of the extended release CNS stimulant product that is currently under review by the FDA. This milestone payment will be shared equally by Elite and SunGen, pursuant to the SunGen Agreement.

The first commercial shipment of Amphetamine IR Tablets, a generic version of Adderall®, with strengths of 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg, pursuant to the Lannett-SunGen Product Alliance occurred in April 2019.

Pursuant to the Lannett-Elite Product Alliance, Lannett will be the exclusive U.S. marketer and distributor for Dantrolene Capsules. Elite will manufacture and Lannett will purchase Dantrolene Capsules from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees in excess of 50% of net profits. Net profits is defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs. The Lannett-Elite Product Alliance has an initial term of three years and automatically renews for one year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least six months’ prior written notice and it permits Elite or Lannett to terminate with regard to a product if at anytime after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $300,000 for a six month sales period.

Products Under Development

Elite’s research and development activities include developing its proprietary abuse deterrent technology and the development of a range of abuse deterrent opioid products that utilize this technology or other approaches to abuse deterrence.

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

We filed an NDA for the first product to utilize our abuse deterrent technology, Immediate Release Oxycodone 5mg, 10mg, 15mg, 20mg and 30mg with sequestered Naltrexone (collectively and individually referred to as “SequestOx™”), on January 14, 2016. Please see “Filed products under FDA review; SequestOx™ - Immediate Release Oxycodone with sequestered Naltrexone” above and please note that continued development of this product is currently paused.

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

On September 18, 2018, the Company filed an Abbreviated New Drug Application with the US Food and Drug Administration (the “FDA”) for a generic version of Tylenol® with Codeine (acetaminophen and codeine phosphate) 300mg/7.5mg, 300mg/15mg, 300mg/30mg and 300mg/60mg tablets. Please see “Filed products under FDA review” above.  Please note that there can be no assurances of this product receiving marketing authorization or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product.

On January 3, 2019, the Company filed an Abbreviated New Drug Application with the US Food and Drug Administration for a generic version of an antibiotic product. Please see “Filed products under FDA review” above. Please note that there can be no assurances of this product receiving marketing authorization or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product. Please also see the section below titled “Master Development and License Agreement with SunGen Pharma LLC”.

The Company believes that the abuse deterrent technology can be applied to and incorporated into a wide range of opioids used today for pain management and has, to date, identified additional products for potential development. All of these products are at early stages of development, with research and development activities mainly consisting of in-house process development and laboratory studies. Extensive efficacy and safety studies, similar to those conducted for SequestOx™, Generic Oxy/APAP and Generic Hydrocodone/APAP, have not yet been conducted for these other products. As a result, costs incurred in relation to the development of these products have not been material.

Research and development costs were $7.6 million and $9.6 million for years ended March 31, 2019 and 2018, respectively. Costs incurred relate to the development of the abuse deterrent opioid product, SequestOx™ , the ongoing development of our abuse deterrent opioid and other products in addition to a focus on clinical trials for generic products.

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

Patents

Since our incorporation, we have secured the following patents, of which two have been assigned for a fee to another pharmaceutical company. Our patents are:

PATENT	EXPIRATION DATE
U.S. patent 6,620,439	October 2020
U.S. patent 6,926,909	April 2023
U.S. patent 8,182,836	April 2024
U.S. patent 8,425,933	April 2024
U.S. patent 8,703,186	April 2024
Canadian patent 2,521,655	April 2024
Canadian patent 2,541,371	September 2024
U.S. patent 9,056,054	June 2030
E.P. patent 1615623	April 2024
U.S. patent 10213388	April 2030

We also have pending applications for two additional U.S. patents  non-provisional patents and one provisional patent application and one foreign patent application. We intend to apply for patents for other products in the future; however, there can be no assurance that any of the pending applications or other applications which we may file will be granted. We have also filed corresponding foreign applications for key patents.

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

Trademarks

SequestOx™ is a trademark owned by Elite, for which United States trademark registration is being sought.

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

An increasing number of pharmaceutical companies have become interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of these companies have greater financial and other resources as well as more experience than we do in commercializing pharmaceutical products. Certain companies have a track record of success in developing controlled-release drugs. Significant among these are, without limitation, Pfizer, Sandoz (a Novartis company), Mylan Laboratories, Inc., Endo Pharmaceuticals, Inc., Teva Pharmaceuticals Industries Ltd., Amneal Laboratories, Inc., Mallinckrodt, and Aurobindo. Each of these companies has developed expertise in certain types of drug delivery systems, although such expertise does not carry over to developing a controlled-release version of all drugs. Such companies may develop new drug formulations and products or may improve existing drug formulations and products more efficiently than we can. In addition, almost all of our competitors have vastly greater resources than we do. While our product development capabilities and, if obtained, patent protection may help us to maintain our market position in the field of advanced drug delivery, there can be no assurance that others will not be able to develop such capabilities or alternative technologies outside the scope of our patents, if any, or that even if patent protection is obtained, such patents will not be successfully challenged in the future.

In addition to competitors that are developing products based on drug delivery technologies, there are also companies that have announced that they are developing opioid abuse-deterrent products that might compete directly or indirectly with Elite’s products. These include, but are not limited to Pfizer Inc., , Collegium Pharmaceuticals, Inc., and Purdue Pharma LP

We also face competition in the generic pharmaceutical market. The principal competitive factors in the generic pharmaceutical market include: (i) introduction of other generic drug manufacturers’ products in direct competition with our products under development, (ii) introduction of authorized generic products in direct competition with any of our products under development, particularly if such products are approved and sold during exclusivity periods, (iii) consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups, (iv) ability of generic competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits, (v) the willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, (vi) pricing pressures and product deletions by competitors, (vii) a company’s reputation as a manufacturer and distributor of quality products, (viii) a company’s level of service (including maintaining sufficient inventory levels for timely deliveries), (ix) product appearance and labeling and (x) a company’s breadth of product offerings.

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

Our Reporting Segments

We currently operate in two segments, which are products whose marketing approvals were secured via an ANDA and products whose marketing approvals were secured via an NDA. ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. For the years ended March 31, 2019 and 2018 revenue from our ANDA segment was $6.6 million and $6.5 million respectively. For the years ended March 31, 2019 and 2018 revenue from our NDA segment was $1.0 million and $1.0 million, respectively.

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

Employees

As of June 14, 2019, we had 35 full time employees. Full-time employees are engaged in operations, administration, research, and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain, and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

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

Risks Related to Our Business

Our revenues and operating results could fluctuate significantly

Our revenues and operating results may vary significantly from year-to-year and quarter-to-quarter as well as in comparison to the corresponding quarter of the preceding year. Variations my result from one or more factors, including, without limitation:

●	Timing of approval of applications filed with the FDA;

●	Timing of process validation, product launches and market acceptance of products launched;

●	Changes in the amounts spent to research, develop, acquire, license or promote new and existing products;

●	Results of clinical trial programs;

●	Serious or unexpected health or safety concerns with our products, brand products which we have genericized, products currently under development or any other product candidates;

●	Introduction of new products by others that render our products obsolete or noncompetitive;

●	The ability to maintain selling prices and gross margin on our products;

●	The cost and outcome of litigation, in the event that such occurs in relation to, without limitation, intellectual property issues, regulatory or other matters;

●	The ability to comply with complex and numerous governmental regulations and regulatory authorities which oversee and regulate many aspects of our business and operations;

●	Changes in coverage and reimbursement policies of health plans and other health insurers, including changes to Medicare, Medicaid, and similar state programs, especially in relation to those products that are currently manufactured, under development or identified for future development by the Company;

●	Increases in the cost of raw materials contained within our products;

●	Manufacturing and supply interruptions, including product rejections or recalls due to failure to comply with manufacturing specifications;

●	Timing of revenue recognition relating to our licensing and other agreements;

●	The ability to avoid infringing the intellectual property of others;

●	The ability to protect our intellectual property from being acquired by other entities;

●	Our ability to manage growth and integrate acquired products and assets successfully; and

●	The addition or loss of customers.

A negative variation in one, many or all of the above factors could, may or will have a material adverse effect on Elite’s business, results of operations, financial condition, and cash flow and ability to operate in the future, depending on the nature of the variation(s).

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

Although we have been in operation since 1990, we have a relatively short operating history and limited financial data upon which you may evaluate our business and prospects. In addition, our business model is likely to continue to evolve as we attempt to expand our product offerings and our presence in the generic pharmaceutical market. As a result, our potential for future profitability must be considered in view of the risks, uncertainties, expenses, and difficulties frequently encountered by companies that are attempting to move into new markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

●	develop new products;

●	obtain regulatory approval of our products;

●	manage our growth, control expenditures and align costs with revenues;

●	attract, retain, and motivate qualified personnel; and respond to competitive developments.

If we do not effectively address the risks we face, our business model may become unworkable and we may not achieve or sustain profitability or successfully develop any products, resulting in a material adverse effect on Elite’s business, results of operations, financial condition, and cash flow and ability to operate in the future.

We have not been profitable and expect future losses.

To date, we have not been profitable, and we may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have sustained losses from operations in each year since our incorporation in 1990. During the years ended March 31, 2019 and 2018, we incurred net losses from operations of approximately $9.2 million and $9.1 million, respectively. In addition, as noted below, the auditor’s opinion on the financial statements for the year ended March 31, 2019 is qualified with respect to there being substantial doubt as to the Company’s ability to continue as a going concern and we expect to continue to incur losses until we are able to generate sufficient revenues to support our operations and offset operating costs. Failure to generate such sufficient revenues will have a material adverse effect on our business, results of operations, financial condition, cash flow and ability to operate in the future.

We most likely will require additional financing to meet our business objectives.

We most likely will need additional funding to accomplish our plans to conduct the clinical development and commercialization of a range of multiple abuse resistant opioids or initiate, continue or complete the development of additional generic products already identified for development or currently in development.

As of March 31, 2019, we had cash on hand of approximately $2.3 million and a working capital surplus of $2.0 million, and, for the fiscal year ended March 31, 2019, we had losses from operations totaling $9.2 million, net other expenses totaling $0.8 million and net loss of $9.3 million.

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

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock, which has decreased from $0.166 on May 1, 2017 to $0.099 on March 31, 2019, and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all shares under the 2017 LPC Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans. For more information on the Lincoln Park Capital transaction, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Lincoln Park Capital”.

While growth in our current generic product line, consisting of Phentermine Tablets, Phentermine Capsules, Phendimetrazine Tablets, Naltrexone Tablets, Isradipine Capsules, Oxy IR, Trimipramine Capsules, Methadone Tablets and Amphetamine IR Tablets, combined with manufacturing, profit split and royalty revenues earned pursuant to the Lannett Alliance, the Glenmark Alliance, the Precision Dose License Agreement, from sales of Oxy IR by Epic, and successful commercialization of other products in our product development pipeline, may lead to eventual profitability, there can be no assurances of Elite becoming profitable. Furthermore, there can be no assurances of the continuation revenues being earned from the current generic product line, no assurances of Elite’s successful commercialization of other products in our development pipeline, and no assurances of Elite’s ability to continue as a going concern. In addition, there can be no assurances of Elite being able to raise additional funds in a timely manner, on acceptable terms, if needed to support commercial operations, whether from the 2017 LPC Purchase Agreement or otherwise, resulting in a material detrimental effect on Elite’s ability to become profitable and accordingly being a material factor to the detriment of Elite’s ability to continue as a going concern as well as having a material adverse effect on our business, results of operations, financial condition, and cash flow and ability to operate in the future.

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

As noted in the next risk factor, we will need to increase our authorized shares of Common Stock.

If we are unable to increase our authorized shares of common stock, our ability to raise additional funds most likely will be materially adversely affected. Our inability to increase our authorized shares also will result in a requirement to pay significant annual dividends pursuant to our outstanding shares of Series J Preferred Stock.

As of June 14, 2019, all of our 995,000,000 authorized shares of Common Stock were issued or reserved for issuance upon conversion of our outstanding shares of Series J Preferred Stock, exercise of outstanding option and warrants, as well as issuance pursuant to the Purchase Agreement with Lincoln Park Capital. To meet our obligations under the foregoing instruments and to raise additional funding through the sale of our common stock, we need to increase the number of authorized shares of our common stock.

Pursuant to the terms of the Series J Preferred Stock we are obligated to use our best efforts to obtain shareholder approval to increase the number of authorized shares to an amount that is sufficient to allow the issuance of Common Stock pursuant to conversion of all of the outstanding shares of Series J Preferred Stock by April 28, 2019. Furthermore, if such shareholder approval is not timely obtained and our authorized shares of Common Stock are not sufficiently increased by April 28, 2021, Nasrat Hakim, the holder of the Series J Preferred Stock, is entitled to an annual dividend equal to twenty percent of the stated value ($1,000 per share) of Series J Preferred Stock commencing on such date. We plan on holding an annual meeting of shareholders during the calendar year 2019, at which time we will seek an increase in our authorized shares of Common Stock (the “Proposal”).

If our shareholders do not approve the Proposal, our ability to raise additional funds most likely will be materially adversely affected and we will be required to pay the dividend on the outstanding shares of Series J Preferred Stock.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

As of March 31, 2019, we had cash on hand of approximately $2.3 million and a working capital surplus of $2.0 million, and, for the fiscal year ended March 31, 2019, we had losses from operations totaling $9.2 million, net other expenses totaling $0.8 million and net loss of $9.3 million. Because of the foregoing, in their report on our financial statements for the year ended March 31, 2019, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. We will continue to experience net operating losses in the foreseeable future. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales, reducing overhead or obtaining loan from various financial institutions where possible.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Based on reviews conducted by management, the Company’s Independent Auditors and specific guidance from subject matter experts engaged by the Company, we have concluded that material weaknesses in the Company’s internal controls over financial report existed. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has identified certain remediation actions and is in the process of implementing them, but such efforts are not complete, most likely require the retention of additional personnel or consultants (which is subject to the Company’s financial condition). Although no material misstatement of our historical financial statements was identified, if we are unable to complete our remediation in a timely manner or if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and there will continue to be an increased risk of future misstatements. In our periodic review and evaluation of internal controls systems to allow management to report on the effectiveness of our internal controls over financial reporting, we may discover additional weaknesses in our internal controls over financial reporting or disclosure controls and procedures. The next time we evaluate our internal controls over financial reporting and disclosure controls and procedures, if we identify one or more new material weaknesses or have been unable to timely remediate our existing material weaknesses, we would be unable to conclude that our internal controls over financial reporting or disclosure controls and procedures are effective. If we are unable to conclude that our internal controls over financial reporting or our disclosure controls and procedures are effective, or if our independent registered public accounting firm expresses an opinion that our internal controls over financial reporting is ineffective, we may not be able to report our financial condition and results of operations in a timely and accurate manner, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. In addition, any potential future restatements could subject us to additional adverse consequences, including sanctions by the SEC, shareholder litigation and other adverse actions. Moreover, we may be the subject of further negative publicity focusing on such financial statement adjustments and resulting restatement and negative reactions from our shareholders, creditors or others with whom we do business. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. Please see Item 9A “Controls And Procedures” in Part II.

We depend on a limited number of customers and any reduction, delay or cancellation of an order from these customers or the loss of any of these customers could cause our revenue to decline.

Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues therefore the termination of a contract with a customer may result in the loss of substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have agreements with Epic and Precision Dose for the sales and distribution of products that we manufacture. We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products.

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

Although we are current in our payments under the NJEDA Bonds, we previously were in default and a notice of default was issued in March 2009. There can be no assurances of Elite making principal and interest payments in the amounts and on the dates specified the NJEDA Bond agreement. The failure by Elite to make principal and/or interest payments required by the NJEDA Bonds, could result in the increased possibility of an acceleration of amounts due pursuant to such notice of default previously issued, with such an acceleration having a material adverse effect on Elite’s business, results of operations, financial condition, cash flow and ability to operate in the future.

For more information on the NJEDA Bonds, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; NJEDA Bonds”.

Elite’s pipeline consists of products in various stages of development, including products in early development.

Elite’s product pipeline, including its abuse deterrent opioid products, are in various stages of development. Prior to commercialization, product development must be completed that could include scale-up, clinical studies, regulatory filing, regulatory review, approval by the FDA, and/or other development steps. Additionally, Elite has one approved generic product for which a PAS for transfer of manufacturing site has been filed with the FDA. Development is subject to risks. We cannot assure you that development will be successful, or that during development unexpected delays might occur or additional costs might be incurred. Failure to bring to commercialization any of the products already in development by Elite will have a material adverse effect on Elite’s ability to operate in the future.

The failure to successfully identify and develop additional generic products or to introduce these generic products on a timely basis most likely will result in a material adverse effect on our ability to operate in the future.

We may not be successful in our efforts to continue to create a pipeline of product candidates or develop commercially successful products. Identifying, developing and obtaining regulatory approval and commercializing additional product candidates is prone to all direct, indirect, known and unknown risks inherent in the development of pharmaceuticals, including, without limitation, products which initially show promise in preliminary pharmacological or marketing studies, but fail to yield the positive results initially expected. No assurances can be given that we will be able to successfully identify additional product candidates, advance any additional product candidates through the development process or successfully commercialize any such additional product candidates. The inability or failure of Elite to successfully identify, develop and commercialize additional product candidates, most likely will have a material adverse effect on our business, results of operations, financial condition, cash flow and ability to operate in the future.

The failure to successfully develop, commercialize and market new products most likely will result in a material adverse effect on our ability to operate in the future.

To sustain current operations, engender business growth, achieve current and future revenues and profitability, we significantly depend on our ability to successfully develop, commercialize and market new pharmaceutical products, including, without limitation, our own products as well as those developed with SunGen. As a result, we must continually develop, test and manufacture new products, which must meet regulatory standards to receive requisite marketing authorizations.

The process of developing and obtaining regulatory approvals for new products is time-consuming, costly and inherently unpredictable. Products we are currently developing may not receive the regulatory approvals or clearances necessary for us to market them and, if approved, we may be unable to successfully commercialize them on a timely basis or at all, or if commercialized, revenues and profits achieved from the sale of such products might not reach levels that provide sufficient return on those costs incurred during the commercialization process.

The successful commercialization of a product is subject to a number of factors, including:

●	The timely filing of any NDA, ANDA or other regulatory submission applicable to our product candidates;

●	Any adverse development or perceived adverse development with respect to the applicable regulatory agency’s review of such regulatory submission and approval for the indication sought;

●	The effectiveness, ease of use and safety of our products as compared to existing products;

●	Customer demand and the willingness of physicians and customers to adopt our products over products with which they may have more loyalty or familiarity and overcoming any biases towards our products;

●	The cost of our product compared to alternative products and the pricing and commercialization strategies of our competitors;

●	The success of our launch and marketing efforts;

●	Adverse publicity about us, our products, our competitors and their products or the industry as a whole or favorable publicity about competitors;

●	The advent of new and innovative alternative products; and

●	Any unforeseen issues or adverse developments in connection with a product and any resulting litigation or regulatory scrutiny and harm to our reputation or the reputation or acceptance of the product in the market.

In addition, there are many risks associated with developing, commercializing and marketing new products that are beyond our control. For example, without limitation, our collaboration partner(s) may decide to make substantial changes to a product’s formulation or design, may experience financial difficulties or may have limited financial resources. Any of the foregoing may delay the development, commercialization and/or marketing of new products. In addition, if a codeveloper on a new product terminates our collaboration agreement or does not perform under the agreement, we may experience delays and additional costs in developing and marketing that product, with no assurances of us having the resources that may be required to overcome such delays or additional costs that were beyond our control.

We conduct research and development to enable us to manufacture and market pharmaceutical products in accordance with specific government regulations. Our drug development efforts relating to SequestOx and certain generics are focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. Typically, expenses related to research, development and regulatory approval of compounds for SequestOx, which is a branded pharmaceutical product are significantly greater than those expenses associated with generic products. Expanded research and development efforts are required, resulting in increased research expenses. Because of the inherent risk associated with research and development efforts in the healthcare industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful regulatory approval and introduction of new pharmaceutical products and failure in the development of any new product can occur at any point in the process, including late in the process after substantial investment. Also, after we submit a regulatory application, the relevant governmental health authority may require that we conduct additional studies, including, for example, studies to assess the product’s interaction with alcohol. As a result, we may be unable to reasonably predict the total research and development costs to develop a particular product and there is a significant risk that the funds we invest in research and development will not generate financial returns. In addition, our operating results and financial condition may fluctuate as the amount we spend to research and develop, commercialize, acquire or license new products, technologies and businesses changes. Much of the preceding occurred with the development of SequestOx, which has not yet received marketing approval from the FDA, with material adverse effects on our business, results of operations, financial condition, cash flows and ability to operate resulting in the past, as well as the risk remaining for the future.

If our manufacturing facilities are unable to manufacture our products or the manufacturing process is interrupted due to failure to comply with regulations or for other reasons, it could have a material adverse impact on our business.

If our manufacturing facility or the facilities of any of our suppliers fail to comply with regulatory requirements or encounter other manufacturing difficulties, it could adversely affect our ability to manufacture and supply products. All facilities and manufacturing processes used for the manufacture of pharmaceutical products are subject to inspection by regulatory agencies at any time and must be operated in conformity with current good manufacturing practice (“cGMP”) and, in the case of controlled substances, DEA regulations. Compliance with the FDA’s cGMP and DEA requirements applies to both drug products seeking regulatory approval and to approved drug products. In complying with cGMP requirements, pharmaceutical manufacturing facilities must continually expend significant time, money and effort in production, recordkeeping, quality assurance and quality control so that their products meet applicable specifications and other requirements for product safety, efficacy and quality. Failure to comply with applicable legal requirements subjects us, our manufacturing facilities and the facilities of our third party suppliers to possible legal or regulatory action, including, without limitation, shutdown, which may adversely affect our ability to supply the product. Additionally, our manufacturing facilities, and those of our third party suppliers may face other significant disruptions due to labor strikes, failure to reach acceptable agreement with labor unions, infringement of intellectual property rights, vandalism, natural disaster, storm or other environmental damage, civil or political unrest, export or import restrictions or other events. Were we not able to manufacture products at our manufacturing facilities, or were our third party suppliers unable to manufacture products at their facilities because of regulatory, business or any other reasons, the manufacture and marketing of these products would be interrupted. This could have a material adverse impact on our business, results of operation, financial condition, cash flows, competitive position and ability to operate.

We may decide to sell or withdraw approved ANDAs, which could result in a material adverse effect on our ability to operate in the future.

We may, from time to time, sell and/or withdraw approved ANDAs if we determine that the costs of maintaining such ANDAs is excessive when compared to their actual current value and their perceived value and place in our strategic plans. For example, and without limitation, during the twelve months ended March 31, 2019, we received new product approvals that would have resulted in us owning a number of ANDAs that would have required us to self identify as a large size ANDA holder, on the measurement date, as per the FDA’s Generic Drug User Fee Amendment (“GDUFA”) program fee structure, as opposed to the medium size ANDA classification in effect prior to these new ANDA approvals. Based on the GDUFA program fees in effect for the period October 1, 2018 through September 30, 2019, the annual fee for large sized ANDA holders was approximately $1.1 million greater than the fee for medium sized ANDA holders. After conducting a study of ANDAs held, we identified three ANDAs relating to Hydroxyzine Tablets and three ANDAs relating to Phentermine Capsules for sale or if we were not able to sell them, withdrawal, which, after such disposal, qualified us to once again self identify as a medium sized ANDA holder on the measurement date, thereby qualifying for an annual fee that was $1.1m lower, based on the latest published fee schedule.

Although our expectations are to engage only in the sale or withdrawal of ANDAs if they advance or otherwise support our overall strategy, any such ANDA sale by definition reduces the size and scope of our business, with a direct correlation to opportunities with respect to certain markets, products or therapeutic categories, resulting in the potential for any such ANDA sale or withdrawal having a material adverse effect on our business, results of operations, financial condition, cash flow and ability to operate in the future.

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

The FDA and the DEA have important and complementary responsibilities with respect to our business. The FDA administers an application and post-approval monitoring process to confirm that products that are available in the market are safe, effective, and consistently of uniform, high quality. The DEA administers registration, drug allotment and accountability systems to satisfy against loss and diversion of controlled substances. Both agencies have trained investigators that routinely, or for cause, conduct inspections, and both have authority to seek to enforce their statutory authority and regulations through administrative remedies as well as civil and criminal enforcement actions. The FDA regulates and monitors the quality of drug clinical trials to provide human subject protection and to support marketing applications. The FDA may place a hold on a clinical trial and may cause a suspension or withdrawal of product approvals if regulatory standards are not maintained. The FDA also regulates the facilities, processes, and procedures used to manufacture and market pharmaceutical products in the U.S. Manufacturing facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with the latest cGMP regulations, which are enforced by the FDA. Compliance with clinical trial requirements and cGMP regulations requires the dedication of substantial resources and requires significant expenditures. In the event an approved manufacturing facility for a particular drug is required by the FDA to curtail or cease operations, or otherwise becomes inoperable, or a third-party contract manufacturing facility faces manufacturing problems, obtaining the required FDA authorization to manufacture at the same or a different manufacturing site could result in production delays, which could adversely affect our business, results of operations, financial condition, and cash flow and ability to operate in the future.

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

Furthermore, once a product receives marketing approval, the manufacturing, distribution, processing, formulation, packaging, labeling, promotion and sale of our products are subject to extensive regulation by federal agencies, including, without limitation, the FDA, DEA, FTC, Consumer Product Safety Commission, and Environmental Protection Agency, among others. We are also subject to state and local laws, regulations, and agencies in New Jersey and elsewhere. Such regulations are also subject to change by the relevant federal, state and local agencies. For instance, beginning from January 1, 2015, manufacturers, wholesale distributors, and repackages of certain prescription drugs are required to provide and capture certain product tracing information under the Drug Quality and Security Act (“DQSA”). Title II of the DQSA, referred to as the Drug Supply Chain Security Act, requires companies in certain prescription drugs’ chain of distribution to build electronic, interoperable systems to identify and trace the products as they are distributed in the United States. Compliance with the DQSA or any future federal or state electronic pedigree requirements may increase the Company’s operational expenses and impose significant administrative burdens.

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

If pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory and other efforts, our sales of generic products may suffer.

Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

●	Pursuing new patents for existing products which may be granted just before the expiration of earlier patents, which could extend patent protection for additional years;

●	Using the Citizen Petition process (for example, under 21 C.F.R. s. 10.30) to request amendments to FDA standards;

●	Attempting to use the legislative and regulatory process to have drugs reclassified or rescheduled or to set definitions of abuse-deterrent formulations to protect patents and profits; and

●	Engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs.

If pharmaceutical companies or other third parties are successful in limiting the use of generic products through these or other means, our sales of generic products and our growth prospects may decline. A material decline in generic product sales will have a material adverse effect on our results of operations, financial condition, cash flows and our ability to operate.

The availability of third party reimbursement for our products is uncertain, and thus we may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third party reimbursement is not adequately provided.

Our ability to commercialize and generate revenues and profit splits relating to the sale of our products depends, in part, on the extent to which reimbursement for the costs of these products is available from government healthcare programs, such as Medicaid and Medicare, private health insurers and others. We cannot be certain that, over time, third party reimbursements for our products will be adequate for us to maintain price levels sufficient for realization of an appropriate return on our investment. Government payers, private insurers and other third party payers are increasingly attempting to contain healthcare costs by: (i) limiting both coverage and the level of reimbursement (including adjusting co-pays) for drugs, (ii) refusing, in some cases, to provide any coverage for off-label uses for drugs and (iii) requiring or encouraging, through more favorable reimbursement levels or otherwise, the substitution of generic alternatives to branded drugs. The Trump Administration also has been targeting drug prices in ways that could affect reimbursement for our products. For example, beginning in January 2019, Medicare Advantage Plans will be permitted to apply “step therapy” to products covered under Part B, which could impact our ability to negotiate for favorable product access in this sector. Additionally, in October 2018, President Trump announced a new initiative to contain drug costs by establishing an “international pricing index” that would be used as a benchmark in deciding how much to pay for Medicare Part B drugs. The Centers for Medicare and Medicaid Services (CMS) issued an Advance Notice of Proposed Rulemaking for the Medicare Program that would reduce Part B drug spending and reimbursement in part based on the prices that manufacturers charge to customers in foreign countries (also referred to as reference pricing). This proposal targets physician-administered drugs, and it is therefore possible that any final rule could adversely affect reimbursement for certain products that we sell, and we cannot anticipate the adverse impact of this or similar developments on our business. Additionally, the new Congress is considering multiple proposals impacting healthcare. There can be no assurance as to which proposals, if any, will be adopted, the final terms of any such proposals and the ultimate impact that such proposals would have on our business, but there can be no assurances given that any such impact will not be materially detrimental to our business, results of operations, financial condition, cash flows and ability to operate in the future.

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

In order to obtain FDA approval to market a new drug product, we must demonstrate proof of safety and effectiveness in humans. To meet these requirements, we must conduct extensive preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming, and expensive process. Completion of necessary clinical trials may take several years or more. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, without limitation, for example:

●	ineffectiveness of our product candidate or perceptions by physicians that the product candidate is not safe or effective for a particular indication;

●	inability to manufacture sufficient quantities of the product candidate for use in clinical trials;

●	delay or failure in obtaining approval of our clinical trial protocols from the FDA or institutional review boards;

●	slower than expected rate of patient recruitment and enrollment;

●	inability to adequately follow and monitor patients after treatment;

●	difficulty in managing multiple clinical sites;

●	unforeseen safety issues;

●	government or regulatory delays; and,

●	clinical trial costs that are greater than we currently anticipate.

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

We have entered into several collaborations and licensing arrangements for the development of products. However, there can be no assurance that any of these agreements will result in FDA approvals, or that we will be able to market any such finished products at a profit. Collaboration and licensing arrangements pose the following risks:

●	collaborations and licensing arrangements may be terminated, in which case we will experience increased operating expenses and capital requirements if we elect to pursue further development of the related product candidate;

●	collaborators and licensees may delay clinical trials and prolong clinical development, under-fund a clinical trial program, stop a clinical trial, or abandon a product candidate;

●	expected revenue might not be generated because milestones may not be achieved, and product candidates may not be developed;

●	collaborators and licensees could independently develop, or develop with third parties, products that could compete with our future products;

●	the terms of our contracts with current or future collaborators and licensees may not be favorable to us in the future;

●	a collaborator or licensee with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;

●	disputes may arise delaying or terminating the research, development, or commercialization of our product candidates, or result in significant and costly litigation or arbitration; and,

●	one or more third-party developers could obtain approval for a similar product prior to the collaborator or licensee resulting in unforeseen price competition in connection with the development product.

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

We currently hold ten patents and we have three patent applications. We intend to file further patent applications in the future. We cannot be certain that our pending patent applications will result in the issuance of patents. If patents are issued, third parties may sue us to challenge our patent protection, and although we know of no reason why they should prevail, it is possible that they could. In addition to modification or revocation of patents in legal proceedings, issued patents may later be modified or revoked by the U.S. Patent and Trademark Office or by analogous foreign offices. It is likewise possible that our patent rights may not prevent or limit our present and future competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

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

As we expand our presence in the generic pharmaceuticals market our product candidates may face intense competition from brand-name companies that have taken aggressive steps to thwart competition from generic companies. In particular, brand-name companies continue to sell or license their products directly or through licensing arrangements or strategic alliances with generic pharmaceutical companies (so-called “authorized generics”). No significant regulatory approvals are required for a brand-name company to sell directly or through a third party to the generic market, and brand-name companies do not face any other significant barriers to entry into such market. In addition, such companies continually seek to delay generic introductions and to decrease the impact of generic competition, using tactics which include, without limitation:

●	obtaining new patents on drugs whose original patent protection is about to expire;

●	filing patent applications that are more complex and costly to challenge;

●	filing suits for patent infringement that automatically delay approval from the FDA;

●	filing citizens’ petitions with the FDA contesting approval of the generic versions of products due to alleged health and safety issues;

●	developing controlled-release or other “next-generation” products, which often reduce demand for the generic version of the existing product for which we may be seeking approval;

●	changing product claims and product labeling;

●	developing and marketing as over-the-counter products those branded products which are about to face generic competition; and,

●	making arrangements with managed care companies and insurers to reduce the economic incentives to purchase generic pharmaceuticals.

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

The degree of market acceptance of any of our approved product candidates among physicians, patients, health care payors and the medical community will depend on a number of factors, including, without limitation:

●	acceptable evidence of safety and efficacy;

●	relative convenience and ease of administration;

●	the prevalence and severity of any adverse side effects;

●	availability of alternative treatments;

●	pricing and cost effectiveness;

●	effectiveness of sales and marketing strategies; and,

●	ability to obtain sufficient third-party coverage or reimbursement.

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

In addition, even if we are able to obtain regulatory approvals for our new products, the success of those products as well as the success of our previously approved products, is dependent upon market acceptance. Levels of market acceptance for our new products could be affected by several factors, including, without limitation:

●	the availability of alternative products from our competitors;

●	the prices of our products relative to those of our competitors;

●	the timing of our market entry;

●	the ability to market our products effectively at the retail level;

●	the perception of patients and the healthcare community, including third-party payers, regarding the safety, efficacy and benefits of our drug products compared to those of competing products; and,

●	the acceptance of our products by government and private formularies.

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

New tariffs and evolving trade policy between the United States and other countries, including China and Mexico, may have an adverse effect on our sourcing of critical raw materials from suppliers located outside of the United States and corresponding adverse effects on our business and results of operations.

Some of our suppliers, including those of critical active pharmaceutical ingredients are located outside of the United States. There is currently significant uncertainty about the future relationship between the U.S. and various other countries, including China and Mexico, with respect to trade policies, treaties, government regulations and tariffs. The Trump Administration has called for substantial changes to U.S. foreign trade policy, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. In September 2018, the U.S. Trade Representative (USTR) enacted a tariff on the import of certain Chinese products with a combined import value of approximately $200 billion, including non-U.S. sourced APIs and starting materials used in our products. The tariff became effective on September 24, 2018, with an initial rate of 10%, and the Trump Administration has expressed a willingness to potentially increase tariffs to 25%. These tariffs could potentially disrupt our existing supply chains and impose additional costs on our business, including, without limitation, costs with respect to raw materials upon which our business depends. Furthermore, if tariffs, trade restrictions or trade barriers are placed on products such as ours by foreign governments, especially China, it could cause us to raise prices for our products, which may result in the loss of customers with a corresponding detrimental impact on our business, financial condition, results of operations, cash flow and ability to operate. If we are unable to pass along increased costs to our customers, our margins could be adversely affected, with a corresponding detrimental impact on our business, financial condition, results of operations, cash flow and ability to operate. Additionally, it is possible further tariffs may be imposed that could affect imports of active pharmaceutical ingredients and excipients used in our products, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to such raw materials used in our products, causing us to raise prices or make changes to our products, which could require significant resources and time for regulatory compliance. This would have a corresponding detrimental impact on our business, financial condition, results of operations, cash flow and ability to operate. Furthermore, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales profit margins, profit splits, raw material costs and ability to source raw materials. Given the unpredictable regulatory environment in China and the U.S. and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures in the future could occur with a corresponding detrimental impact on our business, financial condition, results of operations, cash flow and ability to operate.

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

Even after regulatory approval, we will be subject to ongoing significant regulatory obligations and oversight as evidenced by the FDA’s removal from the market of our Lodrane® extended release product line in 2011.

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

In March 2011, the FDA issued a directive removing from the market approximately 500 cough/cold and allergy products, including our Lodrane® extended release product line. At that time, the Lodrane® extended release products constituted approximately 97% of our revenues.

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

In addition, marketing of our branded product, SequestOx™ will require much greater use of a direct sales force compared to marketing of our generic products. Our ability to realize significant revenues from marketing and sales activities depends on our ability or the ability of our partners to attract and retain qualified sales personnel. Competition for qualified sales personnel is intense. Any failure to attract or retain qualified sales personnel could negatively impact our sales revenue and have a material adverse effect on our business, results of operations and financial condition.

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

In jurisdictions including, without limitation, the United States, a company is not permitted to promote drugs for uses that are not described in the product’s labeling and that differ from those that were approved or cleared by the FDA. Such users are commonly referred to as “off-label uses”. Under what is known as the “practice of medicine”, physicians and other healthcare practitioners may prescribe drug products for off-label or unapproved uses. While the FDA does not regulate a physician’s choice of medications, treatments, or product uses, the Federal Food Drug and Cosmetic Act (”FFDC”) and FDA regulations significantly restrict permissible communications on the subject of off-label uses of drug products by pharmaceutical companies. The FDA, FTC, the Office of the Inspector General of the Department of Health and Human Services (“HHS”), the DOJ and various state Attorneys General actively enforce laws and regulations that prohibit the promotion of off-label uses. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages, exclusion from federal funded healthcare programs and potential liability under the federal False Claims Act and any applicable state false claims act. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons claiming to be harmed by such conduct.

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

Intangible assets represent a significant portion of our assets. As of March 31, 2019, intangible assets were approximately $6.6 million, or approximately 27% of our assets.

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

Included in our commercial products and development pipeline are medications containing opioids. Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. State and local governmental agencies may investigate us as a manufacturer and/or distributor of medicines containing opioids or in conjunction with their investigation of other pharmaceutical wholesale distributors, and others in the supply chain that have a direct or indirect connection to our operations in relation to the distribution of opioid medications. In addition, multiple lawsuits have been filed against other pharmaceutical manufacturers and distributors alleging, among other claims, that they failed to provide effective controls and procedures to guard against the diversion of controlled substances, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of controlled substances in accordance with regulations. Additional governmental entities have indicated an intent to sue these other manufacturers and distributors. While no such actions have been taken against us, the immediate effect on the Company has been an inability to commercialize and market two opioid products approved during the twelve months ended March 31, 2019 and a cessation of orders for another opioid that had been marketed by one or our marketing partners. Further, defense against any such opioid related lawsuits could be prohibitive with regards to cost resulting in an adverse material effect on our business, financial condition, results of operations, cash flows and stock price. Similar allegations made against us, even without litigation, could also negatively affect our business in various ways, including through increased costs and harm to our reputation. In addition, an adverse resolution of any lawsuit or investigation could also have a material adverse effect on our business, results of operations, cash flows and stock price.

Our business and financial condition may be adversely affected by legislation or regulatory reform of the healthcare system in the United States.

In April 2018, New York enacted a statute called the Opioid Stewardship Act (the Stewardship Act), which, among other things, provided for certain sellers and distributors of certain opioids in the state of New York (the Contributing Parties) to make payments to a newly created Opioid Stewardship Fund (the Fund). By its terms, the Stewardship Act required Contributing Parties to pay a total of up to $100 million annually into the Fund, with each Contributing Party’s share based on the total amount of morphine milligram equivalents of certain opioids sold or distributed by the Contributing Party in the state of New York during the preceding calendar year, subject to potential adjustments by the New York State Department of Health. Failure of a Contributing Party to make required reports or pay its ratable share, or a Contributing Party passing on the cost of its ratable share to a purchaser, could subject the Contributing Party to penalties. In December 2018, the U.S. District Court for the Southern District of New York held the Stewardship Act unconstitutional. This ruling is on appeal. If the decision is reversed, we may be deemed to be a Contributing Party under the Stewardship Act and even if we are not considered to be a Contributing Party, or such a determination is never made, other entities may attempt to seek reimbursement from Endo for payments made related to products manufactured by Endo and distributed in New York. Furthermore, the application of the Stewardship Act may require additional regulatory guidance, which could be substantially delayed, increasing the uncertainty as to the ultimate effect of the Stewardship Act on us. If we are ultimately deemed to be a Contributing Party under the Stewardship Act, or similar legislation that could be enacted by New York or other jurisdictions, compliance with those laws could have an adverse effect on our business, results of operations, financial condition and cash flows. Additionally, in October 2018, the U.S. Congress enacted the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (H.R. 6). Intended to achieve sweeping reform to combat the opioid epidemic, H.R. 6, among other provisions, amends related laws administered by the FDA, DEA and CMS. Among other things, the law: amends requirements related to the FDA’s authority to include packaging requirements in REMS requirements; increases civil and criminal penalties for drug manufacturers and distributors for failing to maintain effective controls against diversion of opioids or for failing to report suspicious opioid orders; requires the DEA to estimate the amount of opioid diversion when establishing manufacturing and procurement quotas; implements expanded anti-kickback and financial disclosure provisions; and authorizes the Department of Health and Human Services to implement a demonstration program which would award grants to hospitals and emergency departments to develop, implement, enhance or study alternative pain management protocols and treatments that limit the use and prescription of opioids in emergency departments. While the effect of this legislation is still uncertain, it is likely that our products will be affected by enforcement of the legislation, including through related policies and implementing regulations. There can be no assurances that the effects of this legislation will not be determinant to our business, results of operations, financial condition, cash flow or ability to operate.

Furthermore, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively commonly referred to as the “Affordable Care Act” may affect the operational results of companies in the pharmaceutical industry such as ours by imposing additional costs. Effective January 1, 2010, the Affordable Care Act, amongst other changes, increased the minimum Medicaid drug rebates for pharmaceutical companies and revised the definition of “average manufacturer price” for reporting purposes, which may affect the amount of Medicaid drug rebates to states related to the sales of our products, whether such sales are made directly by Company or by one of the Company’s licensees. Beginning in 2011, the law also imposed a significant annual fee on companies that manufacture or import branded prescription drug products.

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

Please also see the above risk factor titled “The availability of third party reimbursement for our products is uncertain, and thus we may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third party reimbursement is not adequately provided”.

Legislative or regulatory programs that may influence prices of prescription drugs or decrease the degree to which individuals are covered by healthcare insurance could have a material adverse effect on our business.

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

Furthermore, employers may seek to reduce costs by reducing or eliminating employer group healthcare plans or transferring a greater portion of healthcare costs to their employees. Job losses or other economic hardships may also result in reduced levels of coverage for some individuals, potentially resulting in lower levels of healthcare coverage for themselves or their families. Further, in addition to the fact that the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the Patient Protection and Affordable Care Act (“PPCA”) requirement that individuals maintain insurance or face a penalty, additional steps by the Trump Administration or other parties to limit or end cost-sharing subsidies to lower income Americans may increase instability in the insurance marketplace and the number of uninsured Americans. These economic conditions may affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations and lost healthcare insurance coverage or for other reasons. We believe such conditions could lead to changes in patient behavior and spending patterns that negatively affect usage of certain of our products, including some patients delaying treatment, rationing prescription medications, leaving prescriptions unfilled, reducing the frequency of visits to healthcare facilities, utilizing alternative therapies or foregoing healthcare insurance coverage. Such changes may result in reduced demand for our products, with no assurances given that such would result in an impact which is not detrimental to our business, results of operations, financial condition, cash flows or ability to operate.

In December 2018, the U.S. District Court for the Northern District of Texas held in Texas v. Azar that, because the provisions of the PPACA requiring certain individuals to either obtain health insurance or pay a shared responsibility payment are no longer permissible under the U.S. Congress’ taxing power, the entire PPACA is no longer constitutional. While this decision is appealable to the U.S. Court of Appeals, changes in law resulting from this ongoing lawsuit or other court challenges to the PPACA could materially and adversely affect the sales of our products, our business, results of operations, financial position, cash flows and ability to operate.

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

Completion of clinical trials for our product candidates may be delayed or halted for the reasons noted above in addition to many other reasons, including, without limitation:

●	Delays in patient enrollment, and variability in the number and types of patients available for clinical trials;

●	Regulators or institutional review boards may not allow us to commence or continue a clinical trial;

●	Our inability, or the inability of our partners, if any, to manufacture or obtain from third parties those materials required to complete clinical trials;

●	Delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective clinical trial sites;

●	Risks associated with trial design, which may result in a failure of the trial to show statistically significant results even if the product candidate is effective;

●	Difficulty in maintaining contact with patients after treatment commences, resulting in incomplete data

●	Poor effectiveness of product candidates during clinical trials;

●	Safety issues, including adverse events associated with product candidates;

●	Failure of patients to complete clinical trials due to adverse side effects, dissatisfaction with the product candidate, or other reasons;

●	Governmental or regulatory delays or changes in regulatory requirements, policy, and guidelines; and,

●	Varying interpretation of data by the FDA or other relevant regulatory authorities.

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

In July 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, we met with the FDA for an end-of-review meeting to discuss steps that we could take to obtain approval of SequestOx. Based on the FDA response, we believe there is a path forward to address the issues cited in the CRL, with such path forward including modification of the SequestOx formulation, and the successful completion of in vitro and in vivo studies. If we are unable to modify the formulation or if we are unable to successfully complete the required studies, we will not meet the requirements specified by the FDA for resubmission of the NDA. Furthermore, there can be no assurances given that the FDA will eventually approve our NDA. If we are unable to obtain approval for SequestOx, or if we incur significant costs or delays in obtaining such approval, our ability to commercialize SequestOx may be materially adversely affected. Furthermore, in the event that the Company does receive marketing approval for SequestOx™, there can be no assurances of the Company realizing future revenues or profits related to this product, or that any such future revenues and profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization. The Company has currently paused further development of SequestOx due to the prohibitive cost of such and attendant risks related thereto.

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

The market price for the publicly traded stock of pharmaceutical companies is generally characterized by high volatility. There has been significant volatility in the market prices for our Common Stock. For the twelve months ended March 31, 2019, the closing sale price on the OTC Bulletin Board (“OTC-BB”) of our Common Stock fluctuated from a high of $0.1167 per share to a low of $0.0735 per share. The price per share of our Common Stock may not exceed or even remain at current levels in the future. The market price of our Common Stock may be affected by a number of factors, including, without limitation:

●	Results of our clinical trials;

●	Approval or disapproval of our ANDAs or NDAs;

●	Announcements of innovations, new products, or new patents by us or by our competitors;

●	Announcements of other material events;

●	Governmental regulation;

●	Patent or proprietary rights developments;

●	Proxy contests or litigation;

●	News regarding the efficacy of, safety of or demand for drugs or drug technologies;

●	Economic and market conditions, generally and related to the pharmaceutical industry;

●	Healthcare legislation;

●	Changes in third-party reimbursement policies for drugs; and

●	Fluctuations in our operating results.

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

In addition, as of March 31, 2019, there were outstanding shares of preferred stock convertible into approximately 158 million shares of Common Stock and warrants to purchase an aggregate of approximately 79 million shares of Common Stock at an exercise price of $0.1521 per share, vested options to purchase an aggregate of approximately 5.6 million shares at a weighted average exercise price of $0.14. Additional shares of Common Stock may be issuable as a result of anti-dilution provisions in the outstanding preferred stock and warrants.

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

Pursuant to the Company’s policies relating to the compensation of Directors, 2/3 of all director fees are paid via the issuance of shares of Common Stock, with such shares being valued at the simple average of the closing price of the Company’s Common Stock for each day in the period for which the director fees were incurred. In addition, members of the Company’s management, certain employees and consultants receive a portion of their salaries or compensation via the issuance of shares Common Stock, with such shares being valued by the same method as that used for the shares issued in payment of director fees.

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

Our common stock is a “low-priced” security or “penny stock” under rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will likely decrease the willingness of broker-dealers to make a market in our Common Stock, will decrease liquidity of our Common Stock and will increase transaction costs for sales and purchases of our Common Stock as compared to other securities.

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

The Company issued 24.0344 shares of Series J Convertible Preferred Stock (“Series J Preferred”) in April 2017, with such shares having an aggregate stated value of $23.0 million and are convertible, two years subsequent to their date of issue, into 158.0 million shares of Common Stock. The Company does not have sufficient unissued and unreserved shares in its currently authorized share capital and would require shareholder approval to increase the number of authorized shares to an amount that is sufficient to allow the issuance of Common Stock pursuant to a future conversion of Series J Preferred (the “Shareholder Approval”). In the event that such an increase in authorized shares is not approved by the shareholders on or before four years of the issuance of the Series J Preferred shares, holders of Series J Preferred shares are entitled to an annual dividend equal to twenty percent of the stated value of Series J Preferred shares held, with such dividends accruing from the date that is four years subsequent to the date of issuance of each share of Series J Preferred. This dividend is payable in cash, if such is legally available for the payment of this dividend, or payable by the issuance of additional shares of Series J Preferred. Accordingly, in the event that dividends become payable on Series J Preferred because the Company did not timely obtain Shareholder Approval, the Company will be required to use its cash resources to pay these dividends, if such cash is legally available for the payment of dividends, or will issue additional shares of Series J Preferred, which are convertible into additional shares of Common Stock, which in turn would require shareholder approval of a further increase in authorized shares. Both potential scenarios could result in the expenditure of Company resources, or a difficulty in the ability to sell our Common Stock for an optimum trading price or at all, or both, in the event that dividends become due and owing on shares of Series J Preferred. Please see the risk factor “If we are unable to increase our authorized shares of common stock, our ability to raise additional funds most likely will be materially adversely affected. Our inability to increase our authorized shares also will result in a requirement to pay significant annual dividends pursuant to our outstanding shares of Series J Preferred Stock”.

The requirements of the Sarbanes-Oxley Act of 2002 and other U.S. securities laws impose substantial costs, and may drain our resources and distract our management

We are subject to certain of the requirements of the Sarbanes-Oxley Act of 2002, as well as the reporting requirements under the Exchange Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In prior years, we have incurred significant costs and expended resources in creating, implementing and maintaining such effective disclosure controls and procedures and internal controls. During the most current fiscal year reporting period, however, we identified material weaknesses in internal controls. As a company with limited resources and staff, it is challenging to maintain effective controls, especially in regards to achieving adequate segregation of duties. Control weaknesses, such as those identified, can require significant financial and other resources to remediate and the existence of unremediated control weaknesses raise the risk of future material errors in the Company’s financial statements. In addition, ongoing weaknesses can subject the Company to SEC enforcement action, which might include monetary fines or other equitable remedies that could have a material adverse effect on our business, operations, financial condition, results of operations and cash flows. Please see Item 9A “Controls And Procedures” in Part II.

We have no plans to pay regular dividends on our ordinary shares or to conduct ordinary share repurchases.

We do not intend to pay any cash dividends either currently or in the foreseeable future on our ordinary shares. Additionally, we do not intend to conduct ordinary share repurchases either currently or in the foreseeable future.

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

The 135 Ludlow Ave. property required significant leasehold improvements and qualifications, as a prerequisite, for its intended future use. While manufacturing, packaging, warehousing and regulatory activities are currently conducted at this location, additional renovations and construction continue to occur as required by operations.

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

Quarter Ended	High	Low
Fiscal Year Ending March 31, 2019
March 31, 2019	$0.11	$0.07
December 31, 2018	$0.11	$0.07
September 30, 2018	$0.13	$0.08
June 30, 2018	$0.10	$0.08

Fiscal Year Ending March 31, 2018
March 31, 2018	$0.14	$0.10
December 31, 2017	$0.10	$0.08
September 30, 2017	$0.19	$0.09
June 30, 2017	$0.24	$0.14

As of June 10, 2019, the last reported sale price of our Common Stock, as reported by the OTCBB, was $0.767.

Holders

As of June 7, 2019, there were, respectively, approximately 122 and 1 holders of record of our Common Stock and Series J Preferred Stock.

Dividends

Pursuant to our Series J Preferred Stock, if our shareholders do not approve the proposal to increase the number of authorized shares of Common Stock at its next meeting, Nasrat Hakim, the holder of the Series J Preferred Stock, is entitled to an annual dividend equal to twenty percent of the stated value ($1,000 per share) of Series J Preferred Stock commencing on April 28, 2021.

We have never paid cash dividends on our Common Stock. Unless required to pay dividends on our Series J Preferred Stock, we currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Elite’s equity compensation plans as of March 31, 2019:

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

The independent auditor’s reports on our financial statements for the years ended March 31, 2019, and 2018, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1. Summary Of Significant Accounting Policies-Going Concern, to the consolidated financial statements filed herein. In addition, our independent auditors report on Internal Control over Financial Reporting contains an adverse opinion in its report on the effectiveness of our internal control over financial reporting as of March 31, 2019. Please see Item 9A “Controls And Procedures” in Part II and the related risk factors in Item 1A-“Risk Factors”.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Results of Operations:

Years Ended March 31, 2019 and 2018

Revenue, Cost of revenue and Gross profit:

	Years Ended March 31,		Change
	2019	2018	Dollars	Percentage
Manufacturing fees	$5,387,696	$5,199,006	$188,690	4%
Licensing fees	2,180,812	2,259,705	(78,893)	-3%
Total revenue	7,568,508	7,458,711	109,797	1%
Cost of revenue	4,700,978	3,511,123	1,189,855	34%
Gross profit	$2,867,530	$3,947,588	$(1,080,058)	-27%

Gross profit - percentage	38%	53%

Total revenues for the year ended March 31, 2019 increased by $0.1 million or 1%, to $7.6 million, as compared to $7.5 million, for the corresponding period of the prior year.

Manufacturing fees increase by $0.2 million, or 4%, due to  the launch of Methadone Tablets during the last part of the fiscal year ended March 31, 2019.

Licensing fees decreased by $0.1 million, or 3% due to  increased in-market sales costs, especially with regards to opioid taxes imposed in New York State, resulting in lower profit margins achieved by our marketing partners and corresponding decreases in profit splits being paid to the Company.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $1.2 million or 34%, to $4.7 million as compared to $3.5 million for the corresponding period of the prior year. The increase in costs of revenue is due to a product mix that included higher cost materials and increased overhead costs due in large part to increased costs of regulatory compliance.

Our gross profit margin was 38% during the year ended March 31, 2019 as compared to 53% during the year ended March 31, 2018. The decrease in profit margin percentage is due to difference in manufacturing product mix on a year on year basis, combined with increased overhead costs due in large part to increased costs of regulatory compliance.

Operating expenses:

	Years Ended March 31,		Change
	2019	2018	Dollars	Percentage
Operating expenses:
Research and development	$7,599,820	$9,621,365	$(2,021,545)	-21%
General and administrative	3,083,546	2,332,289	751,256	32%
Non-cash compensation	136,369	244,753	(108,384)	-44%
Depreciation and amortization	1,206,495	800,460	406,035	51%
Total operating expenses	$12,026,230	$12,998,867	$(972,638)	-7%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the year ended March 31, 2019 decreased by $1.0 million, or 7%, to $12.0 million, as compared to $13.0 million for the prior year.

Research and development costs for the year ended March 31, 2019 were $7.6 million, a decrease of $2.0 million or 21% from $9.6 million of such costs for the prior year. The decrease was due to the timing and composition of ongoing development of our generic product pipeline, combined with limited development activities relating to our abuse deterrent opioid resulting in a product development cost profile that is more heavily weighted towards lower cost activities.

General and administrative expenses for the year ended March 31, 2019 were $3.1 million, an increase of $0.8 million or 32% from $2.3 million of such costs for the prior year. The increase was due to increased regulatory compliance and health and commercial insurance costs, combined with lower manufacturing facility utilization as compared to the prior year.

Non-cash compensation expense for the year ended March 31, 2019 was $0.1 million, a decrease of $0.1 million or 44% from $0.2 million of such costs for the prior year. Non-cash compensation expense derives from the timing in amortization of the value of employee stock options issued over the course of the last three years.

Depreciation and amortization expense for the year ended March 31, 2019 was $1.2 million, an increase of $0.4 million, or 51% from $0.8 million of such costs for the comparable period of the prior year. The increase was due to acquisitions of additional fixed assets as well as higher depreciation absorption rates as compared to the prior year.

As a result of the foregoing, our loss from operations for the year ended March 31, 2019 was $9.2 million, compared to a loss from operations of $9.1 million for the year ended March 31, 2018.

Other income (expense):

	Years Ended March, 31		Change
	2019	2018	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(369,174)	$(335,498)	$(33,676)	10%
Change in fair value of derivative instruments	180,042	4,650,266	(4,470,224)	-96%
Interest income	21,461	17,510	3,951	23%
(Loss) realized from transfer / discontinuance of intangible assets	(628,966)	-	(628,966)	n/a
Other income, net	$(796,637)	$4,332,278	$(4,499,949)	-104%

Other income (expense), net for the year ended March 31, 2019 was net other expense of $0.2 million, an increase in net other expenses of $4.5 million from the net other income of $4.3 million for the comparable period of the prior year. The increase in other expense was due to the change in the fair value of our outstanding warrants (derivative instruments) during the year ended March 31, 2019 totaling other income of $0.2 million, as compared to $4.7 million for the prior year, combined with a loss realized from the transfer/discontinuance of intangible assets of $0.6 million being recorded in the year ended March 31, 2019, as compared to there being no corresponding loss realized in the comparable period of the prior year. Please note that the change in fair value of derivative instruments is determined in large part by the number of warrants outstanding and the change in the closing price of our Common Stock as of the end of the year, as compared to the closing price at the beginning of the year, with a strong inverse relationship between derivative revenues and increases in the closing price of our Common Stock.

As a result of the foregoing, our net loss from operations before the net benefit from sale of state net operating loss credits for the year ended March 31, 2019 was $10.0 million, compared to net loss of $4.7 million for the comparable period of the prior year.

Net benefit from sale of state net operating loss credits

During the year ended March 31, 2019, Elite Labs, a wholly owned subsidiary of Elite, received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits. The Company sold the net tax benefits approved for total net proceeds of $0.7 million, compared to $1.0 million for the prior year.

Change in value of convertible preferred share mezzanine equity:

There was no change in the value of our convertible preferred stock, which is included in the calculation of net income (loss) attributable to common shareholders for the years ended March 31, 2019 and March 31, 2018.

Liquidity and Capital Resources

Capital Resources

	March 31, 2019	March 31, 2018	Change
Current assets	$8,856,542	$13,702,401	$(4,845,859)
Current liabilities	6,906,132	5,114,704	1,791,430
Working capital	1,950,410	8,587,697	(6,637,289)

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States applicable to a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative cash flows since inception. For the twelve months ended March 31, 2019 and 2018, the Company recorded a net loss from operations of approximately $9.2 million and $9.1 million, respectively. For the twelve months ended March 31, 2019 and 2018, the Company recorded net decreases in cash of approximately $4.9 million and $3.4 million, respectively. Furthermore, during the twelve months ended March 31, 2019, the Company realized a net decrease in working capital, defined as current assets less current liabilities, of approximately $6.6 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

In connection with the preparation of the financial statements for the year ended March 31, 2019, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance, or the date the financial statements were available for issuance, noting that there did appear to be evidence of substantial doubt of its ability to continue as a going concern. To continue as a going concern, the Company will need to do some or all of the following, without limitation: obtainment additional financing, increase sales of existing products, bring additional products in the pipe line to market and/or reduce expenses. the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern. In addition, the auditor’s opinion on the financial statements for the year ended March 31, 2019 contains an explanatory paragraph with respect to there being substantial doubt as to the Company’s ability to continue as a going concern.

Please also note that while the equity line available under the 2017 LPC Purchase Agreement had approximately $36 million available for purchase of shares of Common Stock, the ability of the Company to access these funds is strongly and directly correlated to the trading price of Common Stock in the OTC Market. Accordingly, absent an increase in the such trading price of Common Stock, to a price that is significantly above the closing price of $0.099 on March 31, 2019, the Company will be unable to realize a significant portion of the remaining equity line through sales of Common Stock to Lincoln Park pursuant to the 2017 LPC Purchase Agreement, resulting in substantial doubt as to the availability of adequate financial resources required for continued operations on a going concern basis.

Our working capital (total current assets less total current liabilities) decreased by $6.6 million from $8.6 million as of March 31, 2018 to $2.0 million as of March 31, 2019, with such decrease being primarily related to the loss from operations of $9.2 million, combined with a $1.8 million increase in current liabilities.

The Company does not anticipate being profitable for the fiscal year ending March 31, 2020, due in large part to manufacture revenues and license fees not being at volumes and contributions sufficient to fund increased operating and product development costs. In order to finance these significant costs, the Company entered into the 2017 LPC Purchase Agreement. Due to the factors described above, the Company’s ability to access funds available under the 2017 LPC Purchase Agreement may be limited, resulting in an adverse effect on the Company’s liquidity and ability to operate. Please see below for further details on the financing transactions with Lincoln Park.

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

Summary of Cash Flows:

	Year ended March 31,
	2019	2018
Net cash used in operating activities	$(6,792,760)	$(4,809,191)
Net cash provided by (used in) investing activities	330,870	(277,332)
Net cash provided by financing activities	1,566,855	1,671,067

Year Ended March 31, 2019

Net cash used in operating activities for the year ended March 31, 2019 was $6.8 million, which included a net loss of $9.3 million, and net use of cash resulting from changes in operating assets and liabilities of $0.9 million. The changes in the balance of assets and liabilities include increases in account receivables of $0.5 million and decrease in deferred revenues of $1.0 million, which result in a net decrease in cash offset by decreases in inventory of $0.4 million, which results in a net increase in operating cash flow. The net loss of $9.3 million is offset by non cash expenses which include, without limitation, depreciation and amortization of $1.3 million, non cash compensation of $1.7 million and non cash loss realized on the sale and discontinuance of intangible assets of $0.6 million.

Net cash provided by investing activities for the year ended March 31, 2019 was $0.3 million, which primarily resulted from cash proceeds realized from the sale of intangible assets.

Net cash provided by financing activities for the year ended March 31, 2018 was $1.6 million. This consisted of proceeds from the sale of common stock to Lincoln Park Capital of $2.1 million, offset by $0.5 million in loan principal payments, including repayment of an NJEDA Bonds of $0.1 million.

Overall, as a result of the foregoing, the Company had a net decrease in cash of $4.9 million during the year ended March 31, 2019.

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

Lincoln Park Capital

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

During the fiscal year ended March 31, 2019, the Company issued 285,831 shares of its common stock as additional commitment shares and sold 22,033,967 shares of its common stock for proceeds totaling $2,063,541.

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

Bond issue costs of $354,000 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $14,179 for the fiscal year ended March 31, 2019.

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

Cybersecurity

As of March 31, 2019, the Company had no reportable incidents of cybersecurity.

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

Under ASC 606, Revenue from Contacts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

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

In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the customer’s products occurs.

Collaborative Arrangements

Contracts are considered to be collaborative arrangements when they satisfy the following criteria defined in ASC 808, Collaborative Arrangements:

☐	The parties to the contract must actively participate in the joint operating activity; and,

☐	The joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful.

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

Inventory

Inventory is recorded at the lower of cost or market on a specific identification by lot number basis.

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

Please also see the section titled “Recently Issued Accounting Pronouncements” regarding accounting standards relating to leases that will be implemented effective as of April 1, 2019.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2019, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2014 and forward, and State, 2010 and forward. The Company did not record unrecognized tax positions for the years ended March 31, 2019 and 2018.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which was subsequently amended and supplemented by several additional ASUs, including, without limitation:

●	ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, issued in August 2015, which deferred the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017.

●	ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), issued in March 2016;

●	ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, issued in April 2016

●	ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting;

●	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606):Narrow-Scope Improvements and Practical Expedients, issued in May 2016; and

●	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, issued in December 2016.

These ASUs have generally been codified in Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers”, and are collectively referred herein as “ASC 606”. ASC 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition” (“ASC 605”), and requires entities to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which entities expect to be entitled in exchange for those goods or services.

The Company adopted ASC 606 on April 1, 2018 for all open contracts and related amendments as of such date, using the modified retrospective method. Under the modified retrospective method, results beginning on April 1, 2018 are presented under ASC 606, while the comparative prior period(s) results continue to be presented under ASC 605, based on the accounting standards originally in effect for such periods. As a result of adopting ASC 606, the Company recorded no change in its accumulated deficit at April 1, 2018, representing the cumulative impact of adopting ASC 606.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for fiscal years beginning after December 15, 2017. The Company’s adoption of this standard as of April 1, 2018 had no impact to the Company’s consolidated financial statements for the twelve months ended March 31, 2019.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (ASC 230): Statement of Cash Flows (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash and amounts generally described as restricted cash. Restricted cash will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. As a result of the adoption of the new guidance, the Company increased the beginning of year total amount shown on the consolidated statement of cash flows by $391,566 and $389,081 for the fiscal years ended March 31, 2019 and 2018, respectively. These amounts represent the balance of restricted cash included in the consolidated balance sheets as of March 31, 2019 and 2018, respectively. Restricted cash is related to debt service reserve in regard to the NJEDA bonds.

In May 2017, the FASB issued ASU No 2017-09 Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-09 on April 1, 2018. The adoption of this standard did not materially impact the Company’s stock-based compensation expense as no awards were modified during the twelve months ended March 31, 2019.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to ASC 842 (Leases), and ASU 2018-11, Leases (ASC 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (ii) lessors with a practical expedient for separating components of a contract. All ASUs are effective for annual periods and interim periods within those annual periods beginning after December 15, 2018 and is effective for the Company for the year ending March 31, 2020. The Company has evaluated the effects of ASU 2016-02 and determined that a right-of-use asset, lease liability and increase in accumulated deficit due to cumulative effect of change in accounting principal valued at approximately $1.1 million, $1.5 million and $0.3 million, respectively will be recorded as of April 1, 2019.

In January 2017, the FASB issued ASU No 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effects of ASU 2017-04 on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASC 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. This update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The Company is evaluating the effect that this update will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effect that this update will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The guidance provided generally means that an intangible asset is recognized for the software license and, to the extent that the payments attributable to the software license are made over time, a liability also is recognized. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This generally means that the fees associated with the hosting element (service) of the arrangement are expensed as incurred. ASU 2018-15 is effective for fiscal years beginning subsequent to December 15, 2019. The Company is currently assessing the potential impact of adopting ASU 2018-15 on its consolidated financial statements and related disclosures.

In March 2019, the FASB issued ASU 2019-1, Leases (Topic 842) Codification Improvements (“ASU 2019-1”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions. The amendments ASU 2019-1 include the following items:

●	Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers (Issue 1);

●	Presentation on the statement of cash flows—sales-type and direct financing leases (Issue 2), and

●	Transition disclosures related to Topic 250, Accounting Changes and Error Corrections (Issue 3).

The amendments in ASU 2019-1 amend Topic 842 and are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is evaluating the effect that this update will have on its consolidated financial statements and related disclosures.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control (“COSO”). Based on that evaluation, and as disclosed in “Management’s Annual Report on Internal Control over Financial Reporting” below, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019 to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of March 31, 2019, we identified the following control deficiencies that we believe constituted individually, and in the aggregate, material weaknesses in the design and operation components of our internal controls within the COSO framework:

●	We were unable to revise, formalize and implement revised controls, policies and procedure documentation to evidence a system of internal controls, including testing of such revised controls that is consistent with our current personnel and available resources.

●	We failed to maintain effective control activities over our control environment, risk assessment, information technology and monitoring components.

●	We had insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions due to limited personnel and resources. Management’s conclusion regarding insufficient segregation of duties is founded on the loss, without replacement, of key personnel and resources that had previously achieved adequate segregation of duties, combined with excessive reliance on our Chief Financial Officer to assume most of those activities that were previously performed by personnel that left us without replacement.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting was designed to provide reasonable assurance regarding the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019, with such assessment being pursuant to the criteria set forth by COSO in Internal Control-Integrated Framework (2013). Based on our assessment, utilizing those criteria, we determined that, as of March 31, 2019, there were material weaknesses in both the design and operation of our internal control over financial reporting.

The deficiencies in our internal controls over financial reporting and disclosure controls and procedures are described above and our efforts to remediate these deficiencies are described below.

Our independent registered public accounting firm, in its report on the effectiveness of our internal control over financial reporting, contains an adverse opinion on the effectiveness of our internal control over financial reporting as of March 31, 2019. This report is included in this Annual Report on Form 10-K. Please see Item 1A-“Risk Factors; We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition, cash flows and results of operations in a timely and accurate manner and/or increase the risk of future misstatements, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline”.

Changes in internal control over financial reporting

Subsequent to the quarter ended December 31, 2018, due to loss of key personnel and constraints on resources, material weaknesses in internal control over financial reporting were identified, as further detailed above. The Company’s remediation efforts are detailed below, with such activities expected to result in further changes in internal control over financial reporting as necessary to remediate the identified material weaknesses.

Remediation Efforts to Address Material Weaknesses

We intend to revise the existing control environment documentation, designing and implementing controls, policies and procedure documentation that is consistent with our current personnel, resources and capabilities. Please note that these material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time, allowing management, through testing, to reach a conclusion on such controls design and operational efficacy. There is also a strong direct correlation between resources and our ability to remediate, in accordance with COSO criteria, the above referenced material weaknesses in internal controls. Accordingly, improvement in our financial position is a critical component of our ability to achieve effective disclosure controls and procedures.

ITEM 9B OTHER INFORMATION

Annual Shareholders’ Meeting. The Company will be holding an annual shareholders’ meeting on or about September 25, 2019 (the “2019 Annual Meeting”. Shareholders may submit written proposals to the Company on matters appropriate for shareholder action at the 2019 Annual Meetings by following the rules of the SEC and the requirements of the Company’s Amended and Restated Bylaws. The Company must receive proposals intended for inclusion in its proxy statement and proxy card for the 2019 Annual Meeting no later than June 25, 2019. Any such proposal when submitted must be in full compliance with applicable law, including Rule 14a-8 of the Exchange Act, and the Company’s Amended and Restated Bylaws. Additionally, the Company’s Amended and Restated By-Laws permit shareholders to propose business to be considered and to nominate Directors for election by the shareholders at future annual meetings. To propose business or to nominate a Director for the September 2019 Annual Meeting not for inclusion in the proxy statement and proxy card for that meeting, the Shareholder must deliver written notice to the Company on or before June 24, 2019 setting forth the information required to be included in such notice under the Company’s Amended and Restated Bylaws. Any such proposal or nomination when submitted must be in full compliance with the Company’s Amended and Restated Bylaws.

If a Shareholder gives notice of a proposal or a nomination after the applicable deadline specified above, the notice will not be considered timely, and the Shareholder will not be permitted to present the proposal or the nomination to the Shareholders for a vote at the meeting.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

Name	Age	Position	Director/Officer Since	Director Tier
Nasrat Hakim	58	President, Chief Executive Officer and Director	August 2013	III
Barry Dash, Ph. D.	88	Director	April 2005	II
Jeffrey Whitnell	63	Director	October 2009	III
Eugene Pfeifer(1)	-	Director	April 2016	I
Davis Caskey	71	Director	April 2016	I
Carter J. Ward	55	Chief Financial Officer, Secretary and Treasurer	July 2009
Douglas Plassche	56	Executive Vice President of Operations	August 2013

(1)	Mr. Pfeifer was a Director of the Company from April 2016 until his passing on June 10, 2018

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

Eugene Pfeifer

Eugene Pfeifer served as a Director from April 2016 and a member of the Nominating Committee and Compensation Committee from September 2016, until his passing on June 10, 2018. Mr. Pfeifer brought with him more than 45 years of regulatory and trade experience, most recently having served as a law partner at King & Spalding in Washington DC from 1986 to 2009 and prior to that as a law partner at the Burditt, Bowles & Radzius from 1980 to 1985. After retiring from legal practice in 2009, Mr. Pfeifer worked as a consultant to companies, including consultation for the Company, by providing his expertise regarding FDA and FTC issues. Among his many accomplishments, he was a major participant in the development of the Drug Price Competition and Patent Term Restoration Act of 1984 and provided strategic counseling to companies affected by that statue. In addition, he provided regulatory advice and representation on a wide variety of FDA, FTC, and DEA regulated activities, including product approval, advertising, promotion, and compliance issues, with such also being provided to the Company on a consulting basis, in addition to Mr. Pfeifer’s services as a Director and committee member.

Prior to working at Burditt, Bowles and Radzius, Mr. Pfeifer served from 1974 to 1975 in the General Counsel's office of the Federal Trade Commission, where he represented the FTC in Federal Court to enjoin violations of the Federal Trade Commission Act and served ten years in the Chief Counsel's Office at the FDA as Associated Chief Counsel for Enforcement, Associate Chief Counsel for Drugs and Deputy Chief Counsel for Regulations and Hearings. During his tenure at the FDA, he was the FDA's lead litigator and Appellate Court advocate, and he briefed the FDA's cases before the Supreme Court. Mr. Pfeifer was a graduate of Brown University and the Georgetown University Law Center. Mr. Pfeifer’s qualifications and extensive experience in the areas of regulatory affairs, legislation, and FDA representation, led the Board to conclude that Mr. Pfeifer was qualified to be a member of the Company’s Board of Directors.

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

Carter J. Ward

Carter J. Ward has served as Chief Financial Officer, Secretary, and Treasurer of the Company since July 1, 2009. Prior to joining the Company, from July 2005 to April 2009, Mr. Ward filled multiple finance and supply chain leadership roles with the Actavis Group and its U.S. subsidiary, Amide Pharmaceuticals. From September 2004 to June 2005, Mr. Ward was a consultant, mainly engaged in improving internal controls and supporting Sarbanes Oxley compliance of Centennial Communications Inc., a NASDAQ listed wireless communications provider. From 1999 to September 2004, Mr. Ward was the Chief Financial Officer for Positive Healthcare/Ceejay Healthcare, a U.S.-Indian joint venture engaged in the manufacture and distribution of generic pharmaceuticals and nutraceuticals in India. Mr. Ward began his career as a certified public accountant in the audit department of KPMG and is a Certified Supply Chain Professional (“CSCP”). Mr. Ward holds a B.S. in Accounting from Long Island University, Brooklyn, NY, from where he graduated summa cum laude. Mr. Ward’s experience and expertise in the area of finance and supply chain, provides the qualifications, attributes, and skills to serve as an officer for the Company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our Officers, Directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we found that, during the fiscal year ended December 31, 2018, all of our Officers and Directors had complied with all applicable Section 16(a) filing requirements on a timely basis with regard to transactions occurring in 2018.

Committees of the Board

The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating Committee.

Audit Committee

During Fiscal 2019, the members of the Audit Committee were Jeffrey Whitnell (Chairman of the Audit Committee), Dr. Barry Dash, Davis Caskey and Nasrat Hakim. We deem Messrs. Whitnell, Dash, and Caskey to be independent and Mr. Whitnell to be qualified as an audit committee financial expert. The Board of Directors has determined that Messrs. Whitnell, Dash and Caskey are independent directors as (i) defined in Rule 10A-3(b)(1)(ii) under the Exchange Act and (ii) under Sections 803A(2) and 803B(2)(a) of the NYSE American LLC Company Guide (although our securities are not listed on the NYSE American LLC or any other national exchange).

Nominating Committee

During Fiscal 2019, the members of the Nominating Committee were Nasrat Hakim (Chairman of the Nominating Committee), Dr. Barry Dash and Davis Caskey. There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our last Annual Report on Form 10-K.

Compensation Committee

During Fiscal 2019, the members of the Compensation Committee were Dr. Barry Dash (Chairman of the Compensation Committee), Jeffrey Whitnell, Davis Caskey and Nasrat Hakim.

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

Named Executive Officers

The named executive officers for the fiscal year ended March 31, 2019 were:

●	Nasrat Hakim, Chief Executive Officer, and President for the full year;

●	Carter J. Ward, Chief Financial Officer, Secretary, and Treasurer for the full year;

●	Douglas Plassche, Executive Vice President for the full year.

These individuals are referred to collectively as the “Named Executive Officers”.

We also had one key employee during the fiscal year ended March 31, 2019 - George Kenneth Smith.

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

Options Exercised and Stock Vested

No options have been exercised by our Named Executive Officers during the 2019 Fiscal Year.

There was no vesting during Fiscal 2019 of options to purchase Common Stock that were issued to Named Executive Officers in prior periods.

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

Compensation of named executive officers:

Name and Principal Position	Fiscal Year		Salary (1) ($)		Bonus (1) ($)		Option Awards (1) ($)	All Other Compensation(1) ($)		Total ($)
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors
	2019	(1)	500,000	(2)	500,000	(3)	—	48,000	(4)	1,048,000
	2018	(1)	500,000	(2)	500,000	(3)	—	18,000	(4)	1,018,000

Carter J. Ward, Chief Financial Officer
	2019	(1)	192,816	(5)	-		—	—		192,816
	2018	(1)	192,816	(5)	25,000	(6)	—	—		217,816

Douglas Plassche, Executive Vice President
	2019	(1)	253,552	(7)	75,000	(8)	—	6,000	(9)	259,552
	2018	(1)	253,552	(7)	75,000	(8)	—	6,000	(9)	334,552

George Kenneth Smith, Vice President
	2018	(1)	412,000	(10)	—		—	—		412,000
	2018	(1)	412,000	(10)	—		—	—		412,000

(1)	Represents amounts paid or accrued for the fiscal years ended March 31, 2019 and 2018, respectively.

(2)	Represents total salaries paid or accrued to Mr. Hakim pursuant to the Hakim Employment Agreement, with such amounts to be paid via the issuance of Common Stock in lieu of cash.

No shares of Common Stock have been issued to Mr. Hakim in payment of salaries due for Fiscal 2019. A total of 5,473,559 shares of Common Stock are due and owing to Mr. Hakim in payment of salaries earned by Mr. Hakim during Fiscal 2019.

No Common Stock have been issued to Mr. Hakim in payment of salaries due for Fiscal 2018. A total of 4,329,135 shares of Common Stock are due and owing to Mr. Hakim in relation to salaries earned by Mr. Hakim during Fiscal 2018.

In aggregate, a total of $1,125,000 is accrued, due and owing to Mr. Hakim for salaries earned during Fiscal 2019, Fiscal 2018 and the twelve months ended March 31, 2017, but not paid. This amount is to be paid via the issuance of 10,648,303 shares of Common Stock, with the date of such issuance of shares of Common Stock being undetermined.

(3)	Represents bonuses paid or accrued to Mr. Hakim pursuant to the Hakim Employment Agreement.

Bonus earned by Mr. Hakim during Fiscal 2019 was accrued and is owing to Mr. Hakim.

Bonus earned by Mr. Hakim during Fiscal 2018 was accrued and is owing to Mr. Hakim.

In aggregate, bonuses totaling $1,125,000 earned by Mr. Hakim during Fiscal 2019, Fiscal 2018 and the twelve months ended March 31, 2017 are accrued and owing.

Pursuant to the Hakim Employment Agreement, these bonuses are to be paid in accordance with the Company’s payroll practices.

(4)	Represents amounts paid for auto and housing allowances in Fiscal 2019 and amounts paid for auto allowances only in Fiscal 2018

(5)	Represents salaries earned by Mr. Ward pursuant to the Ward Employment Agreement.

Fiscal 2019 salaries consist of $162,816 being paid in accordance with the Company’s payroll practices and $30,000 being accrued, due and owing to be paid via the issuance of 328,414 shares of Common Stock.

Fiscal 2018 salaries consist of $162,816 being paid in accordance with the Company’s payroll practices and $30,000 being paid via the issuance of 191,360 shares of Common Stock in lieu of cash with an additional 68,389 shares of Common Stock being owed.

In aggregate, salaries totaling $37,500 are accrued, due and owing to Mr. Ward for salaries earned and not paid during Fiscal 2019 and Fiscal 2018, with such accrued amount to be paid via the issuance of 396,808 shares of Common Stock, with the date of such issuance of shares of Common Stock being undetermined.

(6)	Discretionary cash bonuses awarded by the Chief Executive Officer.
Bonus awarded during Fiscal 2018 was accrued as of March 31, 2018 and paid in April 2018 in accordance with the Company’s payroll practices.

(7)	Represents salaries earned by Mr. Plassche pursuant to the Plassche Employment Agreement.

Fiscal 2019 salaries consist of $228,552 being paid in accordance with the Company’s payroll practices and $25,000 being accrued, due and owing and to be paid via the issuance of 276,678 shares of Common Stock.

Fiscal 2018 salaries consist of $228,552 being paid in accordance with the Company’s payroll practices and $25,000 being paid via the issuance of 159,467 shares of Common Stock in lieu of cash, with an additional 56,991 shares of Common Stock being owed.

In aggregate, salaries totaling $31,250 are accrued, due and owing to Mr. Plassche for salaries earned and not paid during Fiscal 2019 and Fiscal 2018, with such accrued amount to be paid via the issuance of 330,674 shares of Common Stock, with the date of such issuance of shares of Common Stock being undetermined.

(8)	Cash bonuses paid pursuant to the Plassche Employment Agreement
Bonus awarded during Fiscal 2018 was accrued as of March 31, 2018 and paid in April 2018 in accordance with the Company’s payroll practices.
Bonus awarded during Fiscal 2019 was accrued as of March 31, 2019 and paid in May 2018 in accordance with the Company’s payroll practices.

(9)	Represents amounts paid for auto allowances

(10)	Represents salaries earned by Mr. Smith pursuant to the Smith Employment Agreement.

Fiscal 2019 salaries consist of $162,000 being paid in accordance with the Company’s payroll practices and $250,000 being accrued, due and owing and to be paid via the issuance of 2,736,780 shares of Common Stock.

Fiscal 2018 salaries consist of $162,000 being paid in accordance with the Company’s payroll practices and $250,000 being paid via the issuance of 1,594,661 shares of Common Stock in lieu of cash with an additional 569,905 shares of Common stock being owed.

In aggregate, salaries totaling $312,500 are accrued, due and owing to Mr. Smith for salaries earned and not paid during Fiscal 2019 and Fiscal 2018, with such accrued amount to be paid via the issuance of 3,306,685 shares of Common Stock, with the date of such issuance of shares of Common Stock being undetermined.

Outstanding Equity Awards at March 31, 2018

Name	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Options Exercise Price ($)	Option Expiration Date
Carter Ward	200,000	-	-	0.10	1/17/2020
Carter Ward	150,000	-	-	0.12	6/19/2022
Douglas Plassche	3,000,000	-	-	0.07	7/23/2023
George Kenneth Smith	1,500,000	-	-	0.29	10/20/2024

The following table sets forth information concerning director compensation for the year ended March 31, 2019:

Name	Fees Earned or Paid In Cash (1) ($)		Stock Awards (1) ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Barry Dash	10,000	(2)	20,000	(3)	-	-	-	-	30,000
Jeffrey Whitnell	10,000	(2)	20,000	(3)	-	-	-	-	30,000
Eugene Pfeifer (4)	5,651	(5)	-		-	-	-	-	5,651
Davis Caskey	10,000	(2)	20,000	(3)	-	-	-	-	30,000

(1)	Please refer to the section below titled “Director Fee Compensation” for details on the Company’s director fee compensation policy.

(2)	Amounts represent Director fees earned during the fiscal year ended March 31, 2019 which are to be paid in cash. These fees were accrued and unpaid as of March 31, 2019, with a payment date being undetermined.

(3)	Director fees earned during the fiscal year ended March 31, 2019 which are to be paid via the issuance of an aggregate of 656,826 shares of Common Stock, with Dr. Dash, Mr. Whitnell and Mr. Caskey each receiving 218,942 shares of Common Stock. These shares were not issued as of March 31, 2019, and the amount due was accrued. Payment of this amount due via share issuance will be made at an undetermined date

(4)	Mr. Pfeifer passed away on June 10, 2018.

(5)	Represents director fees earned by Mr. Pfeifer from April 1, 2018 through June 10, 2018. After Mr. Pfeifer’s passing, the Board directed that all directors fees due and owing to Mr. Pfeifer be paid to his estate in cash.

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

Members of the Board of Directors during the fiscal years ended March 31, 2019 and March 31, 2018 did not receive any options or equity compensation for serving as directors other than shares of Common Stock earned in lieu of cash in relation to Director fees due.

Other

The Company’s Articles of Incorporation provide for the indemnification of each of the Company’s directors to the fullest extent permitted under Nevada General Corporation Law.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 7, 2019 (except as otherwise indicated), regarding beneficial ownership of our Common Stock and our Series J Preferred Stock by (i) each person who is known by us to own beneficially more than 5% of each such class, (ii) each of our directors, (iii) each of our executive officers and (iv) all our directors and executive officers as a group. As of June 7, 2019, we had 828.4 million shares of Common Stock outstanding (exclusive of 0.1 million treasury shares) and 24.0344 shares of Series J Preferred Stock outstanding. On any matter presented to the holders of our Common Stock for their action or consideration at any meeting of our Shareholders, each share of Common Stock entitles the holder to one vote and each share of Series J Preferred Stock entitles the holder to the number of votes equal to the number of shares of Common Stock into which such share of Series J Preferred Stock is convertible (6,574,631 shares of Common Stock per whole share of Series J Preferred Stock).

As used in the table below and elsewhere in this report, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following June 7, 2019. Except as otherwise indicated, the Shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

	Amount and Nature of Beneficial Ownership				Percent (%) of Voting
Name and Address Of Beneficial Owner of Common Stock	Common Stock		Series J Preferred Stock		Securities Beneficially Owned (11)
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors*	22,445,864	(1)	24.0344	(2)	18.0%

Barry Dash, Director*	1,680,550	(3)			**	%

Jeffrey Whitnell, Director*	1,632,015	(4)			**	%

Eugene Pfeifer, Director*	233,414	(5)			**	%

Davis Caskey, Director*	494,431	(6)			**	%

Carter J. Ward, Chief Financial Officer *	4,518,727	(7)			**	%

Douglas Plassche, Executive Vice President *	3,818,270	(8)			**	%

Ashok Nigalaye, Former Director	50,265,539	(9)			5.1%

All Directors and Officers as a group	34,589,857	(10)	24.0344	(2)	19.22%

*	The address is c/o Elite Pharmaceuticals Inc., 165 Ludlow Avenue, Northvale, NJ 07647.
**	Less than 1%

(1)	Includes 11,797,561 shares of Common Stock held as per the most recent Form 4 filing, and 10,648,303 shares of Common Stock due and owing to Mr. Hakim as of March 31, 2019 (the latest practicable date) for compensation earned pursuant to Mr. Hakim’s employment agreement with the Company. Excludes warrants to purchase 79,008,661 shares of Common Stock which are not currently exercisable.

(2)	Series J Preferred Stock has an aggregate of 158,017,321 voting rights.

(3)	Includes 1,416,011 shares of Common Stock held as per the most recent Form 4 filing and 264,539 shares of Common Stock due and owing to Dr. Dash as of March 31, 2019 (the latest practicable date) for Directors fees accrued as of such date.

(4)	Includes 1,367,476 shares of Common Stock held as per the most recent Form 4 filing and 264,539 shares of Common Stock due and owing to Mr. Whitnell as of March 31, 2018 (the latest practicable date) for Directors fees accrued as of such date.

(5)	Mr. Pfeifer passed away on June 10, 2018. Includes 233,414 shares still held in Mr. Pfeifer’s account with the Company’s transfer agent.

(6)	Includes 229,892 shares of Common Stock held as per the most recent Form 4 filing and 264,539 shares of Common Stock due and owing to Mr. Caskey as of March 31, 2019 (the latest practicable date) for Directors fees accrued as of such date.

(7)	Includes 3,771,919 shares of Common Stock held and 396,808 shares of Common Stock due and owing to Mr. Ward as of March 31, 2019 (the latest practicable date) for salaries earned pursuant to Mr. Ward’s employment agreement with the Company, and vested options to purchase 350,000 shares of Common Stock.

(8)	Includes 487,596 shares of Common Stock held as per the most recent Form 4 filing, 330,674 shares of Common Stock due and owing to Mr. Plassche as of March 31, 2019 (the latest practicable date) for salaries earned pursuant to Mr. Plassche’s employment agreement with the Company, and vested options to purchase 3,000,000 shares of Common Stock.
Dr. Nigalaye resigned on June 5, 2015. Address is c/o Granulation Technology Inc. 12 Industrial Road, Fairfield, NJ 07004. Includes 50,265,539 shares of Common Stock held with the Company’s transfer agent in account(s) that is (are) beneficially owned by Dr. Nigalaye.

(10)	Relates only to current directors and officers. Includes 19,070,455 shares of Common Stock held, as per the applicable most recent Form 3 or Form 4 filings, 12,169,402 shares of Common Stock due and owing as of March 31, 2019 (the latest practicable date) for director’s fees and salaries accrued as of such date, and vested options to purchase 3,350,000 shares of Common Stock. Excludes warrants to purchase 79,008,661 shares of Common Stock which are not currently exercisable and 24.0344 Series J Preferred Convertible Shares.

(11)	The denominator includes 158,017,321 votes attributable to the outstanding Series J Preferred Stock. Accordingly, the percentage of Common Stock beneficially owned by each Owner listed in the table other than Mr. Hakim is slightly greater than the percentage listed in this column.

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

On December 3, 2018, Elite entered into a Development Agreement for products with Mikah Pharma. The agreement provides for the Company and Mikah to collaborate on the development and commercialization of generic products. Mikah will provide, at its sole cost and expense, including API costs and bioequivalence studies, an approvable generic bioequivalent formulation. The Company and Mikah will collaborate to transfer the formulation and methods to Elite’s facility and to file the product(s) with the FDA. Mikah shall pay Elite for services rendered on a cost-plus basis. Mikah shall own any ANDA produced by the collaboration. The Company and Mikah will negotiate in good faith a manufacturing and supply agreement to produce the products on a cost-plus basis. Either party may terminate the agreement with 30 days written notice. As of March 31st 2019, Mikah had prepaid for an API with the intent to develop a generic product, but had not yet received the API and no service work by the Company had been completed.

Series J Preferred

Each share of Series J Preferred has a stated value of $1,000,000 (the “Stated Value”). Commencing on the earlier of four years from the date of issuance of the Series J Preferred or the date that shareholder approval of an increase in the authorized shares of common stock is obtained (the “Shareholder Approval”) and the requisite corporate action has been effected, each share of Series J Preferred is convertible into shares of Company Common Stock at a rate calculated by dividing the Stated Value by $0.1521 (the “Conversion Price”) (prior to any adjustment, 6,574,622 shares of Common Stock per whole share of Series J Preferred). At present, there is not a sufficient number of authorized but unissued or unreserved shares of Common Stock to permit full conversion of the Securities (the “Authorized Share Deficiency”). Accordingly, the Series J Preferred will not be convertible to the extent that there are not a sufficient number of shares available for issuance upon conversion unless and until Shareholder Approval has been obtained and the requisite corporate action has been effected. Subject to certain exceptions, the Conversion Price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then Conversion Price. The Conversion price also is adjustable upon the happening of certain customary events such as stock dividends and splits, pro rata distributions and fundamental transactions.

Holders of Series J Preferred vote, along with the holders of Common Stock, on any matter presented to the shareholders. Each holder of Series J Preferred is entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series J Preferred held by such holder are convertible regardless of whether an Authorized Share Deficiency Exists.

The Series J Preferred ranks senior to the Common Stock with respect to the payment of dividends. So long as any shares of Series J Preferred remain outstanding, the Company cannot declare, pay, or set aside any dividends on shares of any other of its capital stock, unless the holders receive, a dividend on each outstanding share of Series J Preferred in an amount equal to the dividend the holders would have been entitled to receive upon conversion, in full, of the shares of Series J Preferred regardless of whether an Authorized Share Deficiency Exists. In addition, solely during any period commencing four years after the issuance of the Series J Preferred, provided that the Authorized Share Deficiency still exists, until such time as the Authorized Share Deficiency no longer exists, holders of the Series J Preferred are entitled to receive dividends at the rate per share (as a percentage of the Stated Value per share) of 20% per annum, payable quarterly. As discussed above, in the risk factor “If we are unable to increase our authorized shares of common stock, our ability to raise additional funds most likely will be materially adversely affected. Our inability to increase our authorized shares also will result in a requirement to pay significant annual dividends pursuant to our outstanding shares of Series J Preferred Stock” we plan on holding an annual meeting of shareholders on a date during the calendar year 2019 which has not yet been determined, at which time the Company will seek an increase in our authorized shares of Common Stock (the “Proposal”).

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

Strategic Alliance Agreement/Transactions with Epic Pharma LLC and Epic Investments LLC

On March 18, 2009, the Company entered into the Epic Strategic Alliance Agreement with Epic Pharma, LLC and Epic Investments, LLC, a subsidiary controlled by Epic Pharma LLC. For more information on the Epic Strategic Alliance Agreement please see our Current Reports on Form 8-K, filed with the SEC on March 23, 2009, May 6, 2009 and June 5, 2009, which disclosures are incorporated herein by reference. Ashok G. Nigalaye, Jeenarine Narine and Ram Potti, each were elected as members of our Board of Directors, effective June 24, 2009, as the three directors that Epic was entitled to designate for appointment to the Board pursuant to the terms of the Epic Strategic Alliance Agreement. Mr. Potti resigned from his position as Director of the Company on December 31, 2012, Dr. Nigalaye resigned as a Company Director on June 5, 2015 and Mr. Narine resigned from his position as Director of Company on April 7, 2016. Messrs. Nigalaye, Narine and Potti were also officers of Epic Pharma, LLC, in the following capacities:

●	Mr. Nigalaye, Chairman and Chief Executive Officer of Epic Pharma, LLC;

●	Mr. Narine, President and Chief Operating Officer of Epic Pharma, LLC; and,

●	Mr. Potti, Vice President of Epic Pharma, LLC.

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

On October 2, 2013, Elite executed the Epic Pharma Manufacturing and License Agreement. Please see “Item I Business; Licensing, Manufacturing and Development Agreements; Manufacturing and License Agreement with Epic Pharma LLC” in Item I above. This agreement expired on October 2, 2018.

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

	Fiscal 2019	Fiscal 2018
Audit Fees	$122,000	$128,800
Audit-Related Fees	1,850	1,850
Tax Fees	7,000	7,000

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

The Audit Committee has determined that Buchbinder’s rendering of these audit-related services was compatible with maintaining auditor’s independence. The Board of Directors considered Buchbinder to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in Fiscal 2019.

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

(2) The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013 .

3.1(c)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(d)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

3.1(e)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

4.1	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.2	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.3	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.4	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.5	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.6	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.10	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.11	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.12	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.13	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.14	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.15	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.16	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.17	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.18	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.19	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.20	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.21	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.22	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.23	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.24	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.25	February 7, 2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.26	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.27	January 19, 2015 Second Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 and First Amendment to the TPN-Elite Manufacturing and Supply Agreement dated September 21, 2012, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A for the period ended September 30, 2012, and filed with the SEC on November 17, 2016. Confidential Treatment granted with respect to portions of the Agreement.

10.28	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.29	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.30	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on July 11, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.31	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.

10.32	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.33	August 9, 2016 Amendment to Manufacturing and Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011 incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016.

10.34	July 20, 2015 Third Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.35	Purchase Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.36	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.37	April 28, 2017 Exchange Agreement between the Company and Nasrat Hakim, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28. 2017.

10.38	May 2017 Trimipramine Acquisition Agreement from Mikah Pharma, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.39	May 2017 Secured Promissory Note from the Company to Mikah Pharma, incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.40	May 2017 Security Agreement between the Company to Mikah Pharma, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.41	May 2017 Assignment of Supply and Distribution Agreement between Dr. Reddy's Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.42	May 2017 Assignment of Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.43	Supply and Distribution Agreement between Dr. Reddy's Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.44	Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.45	Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. And SunGen dated July 6, 2017, incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.46	Second Amendment To Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.47	First Amendment To Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.48	May 29, 2018 License, Manufacturing and Supply Agreement with Glenmark Pharmaceuticals Inc. USA, incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and filed with the SEC on June 14, 2018. (Confidential treatment granted with respect to portions of the Agreement).

10.49	License, Supply And Distribution Agreement effective April 9, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))*

10.50	License, Supply And Distribution Agreement effective March 6, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))*

10.51

Development Agreement effective December 3, 2018 by and between Mikah Pharma LLC and Elite Laboratories, Inc. (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))*

21	Subsidiaries of the Company***

23.1	Consent of Buchbinder Tunick & Company LLP, Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer

Dated: June 21, 2019

By:	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer

Dated: June 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nasrat Hakim	Chief Executive Officer, President and Chairman of the Board of Directors	June 21, 2019

/s/ Carter J. Ward	Chief Financial Officer, Treasurer, Secretary	June 21, 2019

/s/ Barry Dash	Director	June 21, 2019

/s/ Jeffrey Whitnell	Director	June 21, 2019

/s/ Davis Caskey	Director	June 21, 2019

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Elite Pharmaceuticals, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. and Subsidiary (the Company) as of March 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2019 and 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 21, 2019, expressed an adverse opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

Buchbinder Tunick & Company LLP

Little Falls, New Jersey 07424

June 21, 2019 We have served as the Company’s auditor since 2010

The accompanying notes are an integral part of these audited consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Elite Pharmaceuticals, Inc. and Subsidiary

Adverse Opinion on Internal Control over Financial Reporting

We have audited Elite Pharmaceuticals, Inc. and Subsidiary’s (the Company’s) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March, 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

●	The Company did not revise, formalize and implement revised controls, policies and procedure documentation to evidence a system of internal controls, including testing of such revised controls that is consistent with their current personnel and available resources.

●	The Company failed to maintain effective control activities over there control environment, risk assessment, information technology and monitoring components.

●	The Company had insufficient segregation of duties, oversight of work performed and lack of compensating controls in there finance and accounting functions due to limited personnel and resources. Management’s conclusion regarding insufficient segregation of duties is founded on the loss, without replacement, of key accounting personnel and resources that had previously achieved adequate segregation of duties, combined with excessive reliance on our Chief Financial Officer to assume most of those activities that were previously performed by personnel that left us without replacement.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated June 21, 2019, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended March 31, 2019 of the Company, and our report dated June 21, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Buchbinder Tunick & Company LLP

Little Falls, New Jersey 07424

We have served as the Company’s auditor since 2010

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	March 31, 2019	March 31, 2018
ASSETS
Current assets:
Cash	$2,277,643	$7,179,237
Accounts Receivable, net of allowance for doubtful accounts of $-0-, respectively	1,321,805	675,879
Inventory	4,515,723	4,898,001
Prepaid expenses and other current assets	741,371	949,284
Total current assets	8,856,542	13,702,401

Property and equipment, net of accumulated depreciation of $9,651,718 and $8,408,979, respectively	8,443,849	8,993,708

Intangible assets, net of accumulated amortization of $-0-, respectively	6,634,035	7,713,001

Other assets:
Restricted cash - debt service for NJEDA bonds	398,125	391,566
Security deposits	69,383	81,932
Total other assets	467,508	473,498

Total assets	$24,401,934	$30,882,608

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts Payable	$1,375,347	$1,658,137
Accrued expenses	3,713,601	1,788,571
Deferred revenue, current portion	1,013,333	1,013,333
Bonds payable, current portion, net of bond issuance costs	80,822	75,822
Loans payable, current portion	573,029	578,841
Customer Deposits	150,000	-
Total current liabilities	6,906,132	5,114,704

Long-term liabilities:
Deferred revenue, net of current portion	238,890	1,252,223
Bonds payable, net of current portion and bond issuance costs	1,427,315	1,508,134
Senior secured promissory note - related party	1,200,000	1,200,000
Loans payable, net current portion	699,269	623,020
Derivative financial instruments - warrants	2,487,830	2,667,871
Other long-term liabilities	46,402	41,144
Total long-term liabilities	6,099,706	7,292,392

Total liabilities	13,005,838	12,407,096

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(continued)

	March 31, 2019	March 31, 2018
Mezzanine equity

Series J convertible preferred stock; par value $0.01; 50 shares authorized, 24.0344 issued and outstanding as of March 31, 2019; 50 shares authorized, 24.0344 issued and outstanding as of March 31, 2018	13,903,960	13,903,960

Shareholders’ equity:
Common stock; par value $0.001; 995,000,000 shares authorized; 824,946,559 shares issued and 824,846,559 outstanding as of March 31, 2019; 802,626,761 shares issued and 802,526,761 shares outstanding as of March 31, 2018	824,949	802,629
Additional paid-in capital	148,780,087	146,602,502
Treasury stock; 100,000 shares as of March 31, 2019 and March 31, 2018; at cost	(306,841)	(306,841)
Accumulated deficit	(151,806,059)	(142,526,738)
Total shareholders' equity	(2,507,864)	4,571,552
Total liabilities, mezzanine equity and shareholders' equity	$24,401,934	$30,882,608

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	Years ended March 31,
	2019	2018

Manufacturing Fees	$5,387,696	$5,199,006
Licensing Fees	2,180,812	2,259,705
Total revenue	7,568,508	7,458,711
Cost of revenue	4,700,978	3,511,123
Gross Profit	2,867,530	3,947,588

Operating expenses:
Research and development	7,599,820	9,621,365
General and administrative	3,083,546	2,332,289
Non-cash compensation through issuance of stock options	136,369	244,753
Depreciation and amortization	1,206,495	800,460
Total operating expenses	12,026,230	12,998,867

Loss from operations	(9,158,700)	(9,051,279)

Other income (expense):
Interest expense and amortization of debt issuance costs	(369,173)	(335,498)
Change in fair value of derivative instruments	180,041	4,650,266
Interest income	21,461	17,510
(Loss) realized from transfer/discontinuance of intangible assets	(628,966)
Other (expense) income, net	(796,637)	4,332,278

(Loss) from operations before net benefit from sale of state net operating loss credits	(9,955,337)	(4,719,001)

Net benefit from sale of state net operating loss credits	676,016	1,045,829
Net (loss) attributable to common shareholders	$(9,279,321)	$(3,673,172)
Basic loss per share attributable to common shareholders	$(0.01)	$(0.00)

Diluted loss per share attributable to common shareholders	$(0.01)	$(0.01)

Basic weighted average Common Stock outstanding	814,172,891	796,069,419

Diluted weighted average Common Stock outstanding	816,312,992	798,169,419

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(AUDITED)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders' Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit)

Balance at March 31, 2017	928,031,448	$928,034	$163,896,410	100,000	$(306,841)	$(138,853,566)	$25,664,037

Net loss						(3,673,172)	(3,673,172)

Issuance of Common Stock pursuant to the exercise of cash warrants	5,658,295	5,658	347,985				353,643

Common Stock issued in payment of consulting expense	211,392	211	25,789				26,000

Common Stock issued in payment of employee salaries	2,460,941	2,461	302,539				305,000

Common Stock issued in payment of Directors' Fees	645,496	645	79,355				80,000

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	277,009	277	34,927				35,204

Common Stock issued as commitment shares pursuant to the Lincoln Park purchase agreement	5,540,551	5,541	914,191				919,732

Costs associated with raising capital			(1,004,892)				(1,004,892)

Common Stock sold pursuant to the Lincoln Park purchase agreement	17,818,950	17,819	1,982,059				1,999,878

Non-cash compensation through the issuance of employee stock options			244,753				244,753

Retirement of Common Stock	(158,017,321)	(158,017)	(20,220,614)				(20,378,631)

Balance at March 31, 2018	802,626,761	$802,629	$146,602,502	100,000	$(306,841)	$(142,526,738)	$4,571,552

Net loss						(9,279,321)	(9,279,321)

Common Stock sold pursuant to the Lincoln Park purchase agreement	22,033,967	22,034	2,041,502				2,063,536

Common Stock issued as commitment shares pursuant to the Lincoln Park purchase agreement	285,831	286	28,444				28,730

Costs associated with raising capital			(28,730)				(28,730)

Non-cash compensation through the issuance of employee stock options			136,369				136,369

Balance at March 31, 2019	824,946,559	$824,949	$148,780,087	100,000	$(306,841)	$(151,806,059)	$(2,507,864)

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	Years ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,279,321)	$(3,673,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,256,917	996,406
Change in fair value of derivative financial instruments - warrants	(180,042)	(4,650,266)
Non-cash compensation accrued	1,581,250	925,000
Salaries & Directors fees satisfied by the issuance of Common Stock	-	385,000
Consulting expenses paid via the issuance of Common Stock	-	26,000
Non-cash compensation from the issuance of Common Stock and options	136,369	244,753
Non-cash rent expense and lease accretion	5,254	9,377
Non-cash Loss on sale and discontinuance of intangible assets	628,966	-
Change in operating assets and liabilities:	-
Accounts receivable	(545,926)	258,180
Inventory	382,278	1,517,965
Prepaid expenses and other current assets	23,826	(512,368)
Accounts payable, accrued expenses and other current liabilities	61,002	677,268
Deferred revenue and customer deposits	(863,333)	(1,013,334)
Net cash used in operating activities	(6,792,760)	(4,809,191)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,130)	(180,937)
Intellectual property costs	-	(93,910)
Proceeds from sale of intangible assets	350,000	-
Net cash from (used in) investing activities	330,870	(274,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Stock to Lincoln Park Capital	2,092,265	1,999,878
Proceeds from cash warrant and options exercises	-	353,643
Payment of bond principal	(90,000)	(85,001)
Other loan proceeds (payments), net	(406,681)	(547,496)
Costs associated with raising capital	(28,729)	(49,957)
Net cash provided by financing activities	1,566,855	1,671,067

Net change in cash and restricted cash	(4,895,035)	(3,412,971)

Cash and restricted cash, beginning of period	7,570,803	10,983,774

Cash and restricted cash, end of period	$2,675,768	$7,570,803

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$226,455	$135,146
Cash paid for taxes	$-	$5,500
Financing of equipment purchases and insurance renewal	$686,968	$755,594
Issuance of Senior Secured Promissory Note pursuant ANDA asset acquisition	$-	$1,200,000
Commitment shares issued to Lincoln Park Capital	$28,729	$954,936
Retirement of Common Stock pursuant to the issuance of Series J convertible preferred shares	$-	$20,378,631

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

Going Concern

At March 31, 2019, the Company had unrestricted cash balances totaling $2.3 million. The Company has incurred losses and negative cash flows from operations every year since its inception, including operating losses and negative overall cash flows of $9.1 million and $4.9 million for the year ended March 31, 2019, respectively. In addition, overall working capital, defined as current assets minus current liabilities decreased by approximately $6.6 million during the year ended March 31, 2019.

Based on the foregoing, the Company has determined that there did appear to be evidence of substantial doubt of its ability to continue as a going concern. To continue as a going concern, the Company will need to do some or all of the following, without limitation: obtainment additional financing, increase sales of existing products, bring additional products in the pipe line to market and/or reduce expenses. the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements included herein do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Under ASC 606, Revenue from Contacts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the year ended March 31,
	2019	2018
NDA:
Licensing fees	$1,000,000	$1,000,000
Total NDA revenue	1,000,000	1,000,000
ANDA:
Manufacturing fees	$5,387,696	$5,199,006
Licensing fees	1,180,812	1,259,705
Total ANDA revenue	6,568,508	6,458,711
Total revenue	$7,568,508	$7,458,711

Collaborative Arrangements

Contracts are considered to be collaborative arrangements when they satisfy the following criteria defined in ASC 808, Collaborative Arrangements:

●	The parties to the contract must actively participate in the joint operating activity; and

●	The joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful.

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

Restricted Cash

As of March 31, 2019, and 2018, the Company had $398,125 and $391,566 of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 6).

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

Inventory

Inventory is recorded at the lower of cost or market on a specific identification by lot number basis.

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

As of March 31, 2019, the Company did not identify any indicators of impairment.

Please also see Note 5 for further details on intangible assets.

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

Please also see the section titled “Recently Issued Accounting Pronouncements” regarding accounting standards relating to leases that will be implemented effective as of April 1, 2019.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2019, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2014 and forward, and State, 2010 and forward. The Company did not record unrecognized tax positions for the years ended March 31, 2019 and 2018.

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

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	Years ended March 31,
	2019	2018
Numerator
Net loss attributable to common shareholders - basic	$(9,279,320)	$(3,673,172)
Effect of dilutive instrument on net loss	(180,042)	(4,650,266)
Net loss attributable to common shareholders - diluted	$(9,459,362)	$(8,323,438)

Denominator
Weighted average shares of common stock outstanding - basic	814,172,891	796,069,419

Dilutive effect of stock options, warrants and convertible securities	2,140,101	2,100,000

Weighted average shares of common stock outstanding - diluted	816,312,992	798,169,419

Net income (loss) per share
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.01)

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis as of March 31, 2019 and March 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Liabilities
Derivative financial instruments - warrants	$2,487,830	$-	$-	$2,487,830

March 31, 2018
Liabilities
Derivative financial instruments - warrants	$2,667,871	$-	$-	$2,667,871

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which was subsequently amended and supplemented by several additional ASUs, including, without limitation:

●	ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, issued in August 2015, which deferred the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017.

●	ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), issued in March 2016;

●	ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, issued in April 2016

●	ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting;

●	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606):Narrow-Scope Improvements and Practical Expedients, issued in May 2016; and

●	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, issued in December 2016.

These ASUs have generally been codified in Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers”, and are collectively referred herein as “ASC 606”. ASC 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition” (“ASC 605”), and requires entities to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which entities expect to be entitled in exchange for those goods or services.

The Company adopted ASC 606 on April 1, 2018 for all open contracts and related amendments as of such date, using the modified retrospective method. Under the modified retrospective method, results beginning on April 1, 2018 are presented under ASC 606, while the comparative prior period(s) results continue to be presented under ASC 605, based on the accounting standards originally in effect for such periods. As a result of adopting ASC 606, the Company recorded no change in its accumulated deficit at April 1, 2018, representing the cumulative impact of adopting ASC 606.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for fiscal years beginning after December 15, 2017. The Company’s adoption of this standard as of April 1, 2018 had no impact to the Company’s consolidated financial statements for the twelve months ended March 31, 2019.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (ASC 230): Statement of Cash Flows (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash and amounts generally described as restricted cash. Restricted cash will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. As a result of the adoption of the new guidance, the Company increased the beginning of year total amount shown on the consolidated statement of cash flows by $391,566 and $389,081for the fiscal years ended March 31, 2019 and 2018, respectively. These amounts represent the balance of restricted cash included in the consolidated balance sheets as of March 31, 2019 and 2018, respectively. Restricted cash is related to debt service reserve in regard to the NJEDA bonds (see Note 6).

In May 2017, the FASB issued ASU No 2017-09 Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-09 on April 1, 2018. The adoption of this standard did not materially impact the Company’s stock-based compensation expense as no awards were modified during the twelve months ended March 31, 2019.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to ASC 842 (Leases), and ASU 2018-11, Leases (ASC 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (ii) lessors with a practical expedient for separating components of a contract. All ASUs are effective for annual periods and interim periods within those annual periods beginning after December 15, 2018 and is effective for the Company for the year ending March 31, 2020. The Company has evaluated the effects of ASU 2016-02 and determined that a right-of-use asset, lease liability and increase in accumulated deficit due to cumulative effect of change in accounting principal valued at approximately $1.1 million, $1.5 million and $0.3 million, respectively will be recorded as of April 1, 2019.

In January 2017, the FASB issued ASU No 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effects of ASU 2017-04 on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASC 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. This update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The Company is evaluating the effect that this update will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effect that this update will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The guidance provided generally means that an intangible asset is recognized for the software license and, to the extent that the payments attributable to the software license are made over time, a liability also is recognized. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This generally means that the fees associated with the hosting element (service) of the arrangement are expensed as incurred. ASU 2018-15 is effective for fiscal years beginning subsequent to December 15, 2019. The Company is currently assessing the potential impact of adopting ASU 2018-15 on its consolidated financial statements and related disclosures.

In March 2019, the FASB issued ASU 2019-1, Leases (Topic 842) Codification Improvements (“ASU 2019-1”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions. The amendments ASU 2019-1 include the following items:

●	Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers (Issue 1);

●	Presentation on the statement of cash flows—sales-type and direct financing leases (Issue 2), and

●	Transition disclosures related to Topic 250, Accounting Changes and Error Corrections (Issue 3).

The amendments in ASU 2019-1 amend Topic 842 and are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is evaluating the effect that this update will have on its consolidated financial statements and related disclosures.

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

ANDA acquisition costs	$1,200,000
Total assets acquired	$1,200,000

NOTE 3. INVENTORY

Inventory consisted of the following:

	March 31, 2019	March 31, 2018
Finished goods	$575,699	$229,204
Work-in-progress	189,069	297,350
Raw materials	3,750,955	4,371,447
	4,515,723	4,898,001
Less: Inventory reserve	-	-
	$4,515,723	$4,898,001

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,
	2019	2018
Land, building and improvements	$5,260,523	$5,260,524
Laboratory, manufacturing, warehouse and transportation equipment	12,078,340	11,715,805
Office equipment and software	373,601	176,965
Furniture and fixtures	383,103	249,393
	18,095,567	17,402,687
Less: Accumulated depreciation	(9,651,718)	(8,408,979)
	$8,443,849	$8,993,708

Depreciation expense was $1,242,739 and $982,227for the years ended March 31, 2019 and 2018, respectively.

NOTE 5. INTANGIBLE ASSETS

The following tables summarize the Company’s intangible assets:

	March 31, 2019
	Estimated	Gross
	Useful	Carrying			Accumulated	Net Book
	Life	Amount	Additions	Reductions	Amortization	Value
Patent application costs	*	$465,684	$-	$-	$-	$465,684
ANDA acquisition costs	Indefinite	7,247,317	-	(1,078,966)	-	6,168,351
		$7,713,001	$-	$(1,078,966)	$-	$6,634,035

	March 31, 2018
	Estimated	Gross
	Useful	Carrying			Accumulated	Net Book
	Life	Amount	Additions	Reductions	Amortization	Value
Patent application costs	*	$371,774	$93,910	$-	$-	$465,684
ANDA acquisition costs	Indefinite	6,047,317	1,200,000	-	-	7,247,317
		$6,419,091	$1,293,910	$-	$-	$7,713,001

* Patent application costs were incurred in relation to the Company’s abuse deterrent opioid technology. Amortization of the patent costs will begin upon the issuance of marketing authorization by the FDA. Amortization will then be calculated on a straight-line basis through the expiry of the related patent(s).

The following ANDA’s, with an aggregate carrying amount of $291,491 were discontinued during Fiscal 2019:

●	40227 – Phentermine 30mg capsules

●	40448 – Phentermine 30mg capsules

●	40460 – Phentermine 15mg capsules

The following ANDA’s, with an aggregate carrying amount of $787,475 were transferred to Epic Pharma for cash consideration totaling $450,000:

●	40600 – Hydroxyzine 10mg

●	40602 – Hydroxyzine 25mg

●	40604 – Hydroxyzine 50mg

The primary catalyst for the discontinuance and transfer of the above referenced ANDA’s was the FDA’s Generic Drug User Fee Amendment (“GDUFA”) fee structure, which provides for additional annual fees in excess of $1.1 million (as per the most current fee schedule published in August 2018) for entities that own in excess of 19 ANDA’s as of the annual April 15 measurement date.

The ANDA’s approved by the FDA subsequent to the prior year’s measurement date, when added to those previously approved and owned by the Company, would have resulted in the Company owning more than 19 ANDA’s. Management conducted an evaluation of all ANDA’s held and the feasibility of incurring the additional GDUFA fees and identified the above ANDA’s as being not significant to the Company’s plans. The ANDA’s that were discontinued were duplicates of ANDA’s currently in commercial production and the ANDA’s sold to Epic Pharma were related to products that were not qualified for manufacture at the Northvale Facility.

The aggregate carrying amount of the six ANDAs discontinued or transferred was $1,078,966 and the aggregate cash consideration received in relation to the transfer of ANDAs was $450,000, resulting in a realized loss on transfer/discontinuance of intangible assets of $628,966.

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

The following tables summarize the Company’s bonds payable liability:

	March 31, 2019	March 31, 2018
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,670,000	$1,760,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(95,000)	(90,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,575,000	$1,670,000

Bond offering costs	$354,453	$354,453
Less: Accumulated amortization	(192,591)	(178,409)
Bond offering costs, net	$161,862	$176,044

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	95,000	$90,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$80,822	$75,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	1,575,000	$1,670,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(147,685)	(161,866)
Long term portion of bonds payable, net of bond offering costs	$1,427,315	$1,508,134

Amortization expense was $14,178 for the years ended March 31, 2019 and 2018, respectively.

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
2020	$95,000
2021	105,000
2022	110,000
2023	115,000
2024	125,000
Thereafter	1,120,000
$1,670,000

NOTE 7. LOANS PAYABLE

Loans payable consisted of the following:

	March 31, 2019	March 31, 2018
Equipment and insurance financing loans payable, between 3.5% and 12.73% interest and maturing between July 2019 and December 2023	$1,272,298	$1,201,861
Less: Current portion of loans payable	(573,029)	(578,841)
Long-term portion of loans payable	$699,269	$623,020

The interest expense associated with the loans payable was $114,980 and $119,890 for the years ended March 31, 2019 and 2018, respectively.

Loan principal payments for the next five years are as follows:

Years ending March 31,	Amount
2020	$573,029
2021	260,358
2022	239,802
2023	162,111
2024	36,998
$1,272,298

NOTE 8. RELATED PARTY SECURED PROMISSORY NOTE WITH MIKAH PHARMA LLC

For consideration of the assets acquired on May 15, 2017, the Company issued a Secured Promissory Note (the “Note”) to Mikah for the principal sum of $1,200,000. The Note matures on December 31, 2020 in which the Company shall pay the outstanding principal balance of the Note. Interest shall be computed on the unpaid principal amount at the per annum rate of ten percent (10%); provided, upon the occurrence of an Event of Default as defined within the Note, the principal balance shall bear interest from the date of such occurrence until the date of actual payment at the per annum rate of fifteen percent (15%). All interest payable hereunder shall be computed on the basis of actual days elapsed and a year of 360 days. Installment payments of interest on the outstanding principal shall be paid as follows: quarterly commencing August 1, 2017 and on November 1, February 1, May 1 and August 1 of each year thereafter. No principal or interest payments have been made on the Note since its issuance. All unpaid principal and accrued but unpaid interest shall be due and payable in full on the maturity date. The interest expense associated with the Note was $120,000 for the year ended March 31, 2019 and total accrued interest due and owing as of March 31, 2019 is $225,000.

NOTE 9. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $1,252,223 as of March 31, 2019, were comprised of a current component of $1,013,333 and a long-term component of $238,890. Deferred revenues in the aggregate amount of $2,265,557 as of March 31, 2018, were comprised of a current component of $1,013,333 and a long-term component of $1,252,223. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

Rent expense is recorded on the straight-line basis. Rents paid in excess is recognized as deferred rent. Rent expense under the 135 Ludlow Ave. modified lease for the years ended March 31, 2019 and 2018 was $219,638 and $219,636, respectively. Rent expense is recorded in general and administrative expense in the audited consolidated statements of operations. Deferred rent as of March 31, 2019 and 2018 was $13,022 And $9,702, respectively, and recorded as a component of other long-term liabilities. The tables below show the future minimum rental payments, exclusive of taxes, insurance and other costs, under the Ludlow Ave. lease:

Years ending March 31,	Amount
2020	$220,650
2021	225,063
2022	229,563
2023	234,156
2024	238,836
Thereafter	681,240
$1,829,508

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of March 31, 2019 and 2018, the Company had a liability of $33,383 and $31,443, respectively and recorded as a component of other long-term liabilities.

NOTE 11. MEZZANINE EQUITY

Series I convertible preferred stock

On February 6, 2014, the Company created the Series I Convertible Preferred Stock (“Series I Preferred”). A total of 495.758 shares of Series I Preferred were authorized, 100 shares are issued and outstanding, with a stated value of $100,000 per share and a par value of $0.01 as of March 31, 2016. On August 16, 2016, the 100 shares issued and outstanding were converted into 142,857,143 shares of common stock at the stated conversion price of $0.07 (See Note 13 ). In conjunction with the Certificate of Designations (“COD”), the shares converted were retired, cancelled, and returned to the status of authorized by unissued preferred stock, leaving a total of 395.758 shares of Series I Preferred authorized and 0 shares of Series I Preferred outstanding at March 31, 2019 and 2018, respectively.

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

Authorized, issued and outstanding shares, along with carrying value and change in value as of the periods presented are as follows:

	March 31,
	2019	2018
Shares authorized	395.758	395.758
Shares outstanding	-	-
Par value	$0.01	$0.01
Stated value	$100,000	$100,000
Conversion price	$0.07	$0.07
Common Stock to be issued upon redemption	-	-
Closing price on valuation date	$0.10	$0.09

Carrying value of Series I convertible preferred stock	$-	$-

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, 24.0344 shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of March 31, 2019.

The issued shares were pursuant to an Exchange Agreement with Nasrat Hakim, (“Hakim”) a related party and the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Pursuant to the Exchange Agreement the Company exchanged 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of common stock at $0.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of common stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of common stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying consolidated balance sheet as of March 31, 2019 (See Note 12).

Each Series J Preferred is convertible at the option of the holder into shares of common stock, that is the earlier of (i) the date that shareholder approval is obtained and the requisite corporate action has been effected regarding a Fundamental Transaction (as defined in the Series J COD); or (ii) not less than four years subsequent to the Original Issue Date (the date of the first issuance of any shares of the Series J Preferred Stock) (the “Conversion Date”). The number of shares of Common Stock is calculated by dividing the Stated Value of such share of Series J Preferred by the Conversion Price. The conversion price for the Series J Preferred shall equal $0.1521, subject to adjustment as discussed below.

Based on the current conversion price, the Series J Preferred is convertible into 158,017,321 shares of Common Stock. The conversion price is subject to the following adjustments: (i) stock dividends and splits, (ii) sale or grant of shares below the conversion price, (iii) pro rata distributions; or (iv) fundamental changes (merger, consolidation, or sale of all or substantially all assets).

If upon any Conversion Date there is not a sufficient number of authorized shares of Common Stock (that are not issued, outstanding or reserved for issuance) available to effect the entire conversion of the then outstanding shares of Series J Preferred Stock and the then outstanding common stock purchase warrants issued in conjunction therewith (an “Authorized Share Deficiency”), such conversion shall not exceed the Issuable Maximum (as defined in the Series J COD); however, the Company shall use its best efforts to obtain shareholder approval within two (2) years of the date of first issuance of Series J Preferred Stock to permit the balance of the conversion. If shareholder approval is not obtained due to an insufficient number of shareholder votes for passage, the Company shall continue to solicit for shareholder approval annually thereafter. As of March 31, 2019, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion, notwithstanding that the earliest possible Conversion Date is April 28, 2020.

Solely during any period of time during which an Authorized Share Deficiency exists commencing on or after the second anniversary of the Original Issue Date (“Dividend Commencement Date” and collectively the “Dividend Entitlement Period”), holders of Series J Preferred shall be entitled to receive, and the Company shall pay, dividends at the rate per share (as a percentage of the Stated Value per share) of 20% per annum, payable quarterly, in arrears, on January 1, April 1, July 1 and October 1, in cash or duly authorized, validly issued, fully paid and non-assessable shares of Series J Preferred, or a combination thereof (the amount to be paid in shares of Series J Preferred, the “Dividend Share Amount”). The form of dividend payments to each holder shall be made, at the option of the Holders, (i) in cash, to the extent that funds are legally available for the payment of dividends in cash, (ii) in shares of Series J Preferred Stock, or (iii) a combination thereof. The Series J Preferred shall rank senior to the common stock with respect to payment of dividends and pari passu to the common stock with respect to liquidation, dissolution or winding up of the Company.

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

The fair value of the Series J Preferred issued by the Company pursuant to the exchange agreement was calculated using a Monte Carlo Simulation of stock price and expected future behaviors related to shareholder approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

April 28, 2017
Fair value of the Company's Common Stock	$0.1521
Conversion price	$0.1521
Number of Series J Preferred issued	24.0344
Fully diluted shares outstanding as of measurement date	923,392,780
Risk-free rate	2.30%
Volatility	90.00%
Shareholder approval threshold	$0.1521
Probability of approval if ending stock price is greater than threshold - midpoint	82.50%
Probability of approval if ending stock price is greater than threshold - midpoint	17.50%
Trials	200,000

Authorized, issued and outstanding shares, along with carrying value and change in value as of the periods presented are as follows:

	March 31, 2019	March 31, 2018
Shares authorized	50.000	50.000
Shares outstanding	24.0344	24.0344
Par value	$0.01	$0.01
Stated value	$1,000,000	$1,000,000
Conversion price	$0.1521	$0.1521
Common Stock to be issued upon conversion	158,017,321	158,017,321
Carrying value of Series J convertible preferred stock	$13,903,960	$13,903,960

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

A summary of warrant activity is as follows:

	Year ended March 31,
	2019		2018
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of year	79,008,661	$0.1521	9,379,219	$0.0625

Warrants granted pursuant to the issuance of Series J convertible preferred shares	-	$-	79,008,661	$0.1521

Warrants exercised, forfeited and/or expired, net	-	$-	(9,379,219)	$0.0625

Balance at end of year	79,008,661	$0.1521	79,008,661	$0.1521

Please note that all of the warrants issued prior to Fiscal 2018 were fully exercised, forfeited and/or expired on or before March 31, 2018. At March 31, 2018, the remaining warrants outstanding are held by Mr. Nasrat Hakim, the Company’s Chief Executive Officer in conjunction with the Exchange Agreement described below.

The fair value of the warrants issued prior to Fiscal 2018, all was calculated using the Black-Scholes model and the following assumptions:

March 31 2017
Fair value of the Company's common stock	$0.15
Volatility (based on the Company's historical volatility)	72.5% - 73.1%
Exercise price	$0.0625
Estimated life (in years)	1.0 - 1.1
Risk free interest rate (based on 1-year treasury rate)	1.02% - 1.03%

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

The Series J Warrants are exercisable for a period of 10 years from the date of issuance, commencing on the earlier of (i) the date that Shareholder Approval is obtained, and the requisite corporate action has been effected; or (ii) April 28, 2020. The initial exercise price is $0.1521 per share and the Series J Warrants can be exercised for cash or on a cashless basis. The exercise price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then exercise price. Such exercise price adjustment feature prohibits the Company from being able to conclude the warrants are indexed to its own stock and thus such warrants are classified as liabilities and measured initially and subsequently at fair value. The Series J Warrants also provide for other standard adjustments upon the happening of certain customary events. The Series J Warrants are not exercisable during any period when an Authorized Share Deficiency exists and will expire on the expiry date, without regards to the existence of an Authorized Shares Deficiency (see Note 11). As of March 31, 2019, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion of the Series J Preferred, therefore the Series J Warrants are not currently exercisable. Please also see Note 11.

The fair value of the warrants issued by the Company pursuant to the issuance of Series J convertible preferred shares (79,008,661 warrant shares) was calculated using a Monte Carlo Simulation because of the probability assumptions associated with the Shareholder Approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

	March 31, 2019	March 31, 2018
Fair value of the Company's Common Stock	$0.990	$0.100
Initial exercise price	$0.1521	$0.1521
Number of common warrants	79,008,661	79,008,661
Fully diluted shares outstanding as of measurement date	824,946,559	791,516,930
Warrant term (in years)	8.08	9.08
Risk-free rate	2.35%	2.72%
Volatility	90.00%	90.00%
Shareholder approval threshold	$0.1580	$0.1580
Probability of approval if ending stock price is greater than threshold - midpoint	82.50%	82.50%
Probability of approval if ending stock price is greater than threshold - midpoint	17.50%	17.50%
Trials	100,000	100,000
Fair value of derivative financial instruments - warrants	$2,487,830	$2,667,871

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the year ended March 31, 2019 were as follows:

Balance as of March 31, 2017	843,464
Fair value of warrants granted pursuant to the issuance of Series J convertible preferred shares	6,474,674
Change in fair value of derivative financial instruments - warrants	(4,650,267)
Balance as of March 31, 2018	$2,667,871
Change in fair value of derivative financial instruments - warrants	(180,041)
Balance as of March 31, 2019	$2,487,830

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

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. During the year ended March 31, 2019, a total of 22,033,967 shares were sold to Lincoln Park pursuant to the 2017 LPC Agreement for net proceeds totaling $2,063,541. In addition, 285,831 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement. During the year ended March 31, 2018, a total of 17,818,950 shares were sold to Lincoln Park pursuant to the 2017 LPC Agreement for net proceeds totaling $1,999,878. In addition, 5,540,551 shares were issued to Lincoln Park as initial commitment shares and 277,009 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement.

Summary of Common Stock Activity

During the years ended March 2019 and 2018, the Company issued a total of 32,612,634 and 216,487,096 shares of Common Stock, respectively, with such issuances of Common Stock being summarized as follows:

	Years ended March 31,
	2019	2018
Common Stock sold pursuant to the Lincoln Park Capital Purchase Agreements, with net proceeds of such shares totaling $2,063,541 and $1,999,878 for the years ended March 31, 2019 and 2018, respectively.	22,033,967	17,818,950

Common Stock issued as initial and additional commitment shares pursuant to the Lincoln Park Capital Purchase Agreements	285,831	5,817,560

Common Stock issued in payment of Director’s fees totaling $0 and $80,000 for the years ended March 31, 2019 and 2018, respectively.	-	645,496

Common Stock issued in payment of employee salaries totaling $0 and $305,000 for the years ended March 31, 2019 and 2018, respectively.	-	2,460,941

Common Stock issued in payment of consulting expenses totaling $0 and $26,000 for the years ended March 31, 2019 and 2018, respectively.	-	211,392

Common Stock issued pursuant to the exercise of cash warrants	-	5,658,295

Common Stock Issued during the fiscal year	22,319,798	32,612,634

Retirement of Common Stock during the fiscal year	-	(158,017,321)

Common Stock issued as of March 31, 2019 and 2018, respectively	824,946,559	802,626,761

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

During the year ended March 31, 2019, the Company accrued a total of 793,617 shares of Common Stock as being due and owing in relation to director compensation totaling $75,000 earned and accrued during the period January 1, 2018 through March 31, 2019, and consisting of 656,827 shares accrued for director compensation totaling $60,000 for the 12 months ended March 31, 2019 and 136,790 shares accrued for director compensation totaling $15,000 for the 3 months ended March 31, 2018. Issuance of these shares has been deferred to an undetermined date.

During the years ended March 31, 2019 and 2018, the Company issued 645,496 and 334,295 shares of its Common Stock, respectively, relating to director compensation totaling $80,000 and $73,361, for each year, respectively.

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

During the year ended March 31, 2019, the Company accrued a total of 4,034,219 shares of common stock as being due and owing to certain employees, exclusive of the Company’s Chief Executive Officer and relating to accrued salaries in the aggregate amount of $381,250 earned but not paid during the period January 1, 2018 through March 31, 2019 and consisting of 3,338,871 shares accrued for salaries totaling $305,000 for the 12 months ended March 31, 2019 and 695,348 shares accrued for salaries totaling $76,250 for the 3 months ended March 31, 2018. Issuance of these shares has been deferred to an undetermined date.

During the year ended March 31, 2019, the Company accrued a total of 10,648,343 shares of common stock as being due and owing to its Chief Executive Officer and relating to accrued salaries in the aggregate amount of $1,125,000 earned, but not paid during the period January 1, 2017 through March 31, 2019. Of this amount, 5,473,559 shares was accrued for salaries totaling $500,000 for the 12 months ended March 31, 2019, 4,329,661 shares was accrued for salaries totaling $500,000 for the 12 months ended March 31, 2018 and 845,083 shares was accrued for salaries totaling $125,000 for the 3 month period ended March 31, 2017. Issuance of these shares has been deferred to an undetermined date.

As of March 31, 2019, the Company owes its President and Chief Executive Officer, Chief Financial Officer and certain other employees, a total of approximately 14.7 million shares of Common Stock in payment of salaries and fees totaling 1.5 million due and owing, inclusive of salaries earned by the Company’s Chief Executive Officer, as described in the paragraph above. Issuance of these shares of common stock has been deferred to an undetermined date.

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

			Weighted Average
	Shares Underlying	Weighted Average Exercise	Remaining Contractual Term	Aggregate Intrinsic
	Options	Price	(in years)	Value
Outstanding at March 31, 2017	6,737,667	$0.20	6.7	$258,747
Granted	640,000	0.16
Forfeited and expired	-	-
Exercised	(759,667)	0.56
Outstanding at March 31, 2018	6,618,000	$0.16	6.1	$90,390
Granted	-
Forfeited and expired	(460,000)
Exercised	-
Outstanding at March 31, 2019	6,158,000	$0.15	5.0	$87,330
Exercisable at March 31, 2019	5,635,002	$0.14	4.7	87,330

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company common stock as of March 31, 2019 and 2018 was $0.10 and $0.10.

The fair value of the options was calculated using the Black-Scholes model and the following assumptions:

	March 31,
	2019	2018
Volatility (based on the Company's historical volatility)	n/a	121% - 123%
Exercise price	n/a	$0.09 - 0.24
Estimated term (in years)	n/a	10
Risk free interest rate (based on 1-year treasury rate)	n/a	2.2% - 2.4%
Forfeiture rate	n/a	0.0% - 20.1%
Fair value of options granted	n/a	$79,215
Non-cash compensation through issuance of stock options	n/a	$244,753

NOTE 15. SALE OF NEW JERSEY STATE NET OPERATING LOSSES

During the year ended March 31, 2019, Elite Labs, a wholly owned subsidiary of Elite, received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $296,883 relating to New Jersey net operating losses and net tax benefits of $376,133 relating to R&D tax credits. The Company sold the net tax benefits approved for sale at a transfer price equal to ninety-two cents for every benefit dollar for total proceeds of $619,175.

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

NOTE 16. CONCENTRATIONS AND CREDIT RISK

Revenues

Four customers accounted for substantially all the Company’s revenues for the year ended March 31, 2019. These four customers accounted for approximately 57%, 22%, 9% and 8% of revenues each, respectively.

Four customers accounted for substantially all the Company’s revenues for the year ended March 31, 2018. These four customers accounted for approximately 52%, 24%, 15% and 8% of revenues each, respectively.

Accounts Receivable

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2019. These four customers accounted for approximately 38%, 34%, 19%, and 4% of accounts receivable as of March 31, 2019.

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2018. These four customers accounted for approximately 52%, 14%, 12%, and 11% of accounts receivable as of March 31, 2018.

Purchasing

Three suppliers accounted for more than 60% of the Company’s purchases of raw materials for year ended March 31, 2019. These three suppliers accounted for approximately 35%, 17% and 11% of purchases each, respectively.

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

The following represents selected information for the Company’s reportable segments:

	Years ended March 31,
	2019	2018
Revenue by Segment
ANDA	$6,568,508	$6,458,711
NDA	1,000,000	1,000,000
	$7,568,508	$7,458,711

	Years ended March 31,
	2019	2018
Operating Income (Loss) by Segment
ANDA	$(4,361,649)	$(1.827,943)
NDA	122,961	(3,019,859)
	$(4,238,688)	$(4,847,802)

The table below reconciles the Company’s operating income (loss) by segment to income from operations before provision for income taxes as reported in the Company’s audited consolidated statements of operations.

	Years ended March 31,
	2019	2018
Operating loss by segment	$(4,238,688)	$(4,847,802)
Corporate unallocated costs	(2,683,720)	(2,234,264)
Interest income	8,448	17,510
Interest expense and amortization of debt issuance costs	(369,174)	(335,498)
Depreciation and amortization expense	(1,206,495)	(800,460)
Significant non-cash items	(1,645,750)	(1,168,753)
Change in fair value of derivative instruments	180,042	4,650,266
Income (loss) from operations before the benefit from sale of state net operating loss credits	$(9,955,337)	$(4,719,001)

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

On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for or SequestOx™. The mean Tmax (the amount of time that a drug is present at the maximum concentration in serum) of SequestOxTM was 4.6 hr. with a range of 0.5 hr. to 12 hr. and the mean Tmax of the comparator, Roxicodone®, was 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective for the study was to determine if the reformulated SequestOxTM had a similar Tmax to the comparator when taken with a high fat meal. Based on these results, the Company paused clinical trials for this formulation of SequestOx™. On January 30, 2018, the Company reported positive topline results from a pilot study conducted for a modified SequestOx™ wherein, based on the results of this pilot study, the modified SequestOx™ formulation is expected to achieve bioequivalence with a Tmax range equivalent to the reference product when conducted in a pivotal trial under fed conditions. The Company has provided the pilot data to the FDA, requesting clarification as to the requirements for resubmission of the NDA. The FDA has provided guidance for repeated bio-equivalence studies in order to bridge the new formulation to the original SequestOx studies and also extended our filing fee waiver until July 2020. Due to the prohibitive cost of such repeated bio-equivalence studies, the Company has paused development of this product.

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

On December 10, 2018, the Company received approval from the FDA for an ANDA filed for a generic version of Adderall®, an immediate-release mixed salt of a single entity amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate), with strengths of 5mg, 7.5mg. 10mg, 12.5mg, 15mg, 20mg, and 30mg tablets. The product is indicated for the treatment of Attention Deficit Hyperactivity Disorder (ADHD) and Narcolepsy. This approval represents the first FDA approval received for a product co-developed with SunGen under the SunGen Agreement. The first commercial shipment of this product occurred in April 2019. The product is currently marketed by Lannett Company Inc. (“Lannett”) under license granted pursuant a strategic marketing alliance dated March 11, 2019 (“the Lannett Alliance”).

On May 24, 2018, the Company filed an ANDA with the FDA for a generic version of an extended release CNS stimulant. The ANDA represents the second filing for a product co-developed with SunGen under the SunGen Agreement. This product will also be marketed by Lannett pursuant to the Lannett Alliance.

On January 3, 2019, the Company filed an ANDA with the FDA for a generic version of an antibiotic product. The ANDA represents the third filing for a product co-developed with SunGen under the SunGen Agreement.

There can be no assurances that any of these products, even those for which ANDAs have been filed, will receive marketing authorization and achieve commercialization within a reasonable time period, or at all. In addition, even if marketing authorization is received, including the product for which such marketing authorization has already been received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure these marketing authorizations.

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

NOTE 21. MANUFACTURING, LICENSE AND DEVELOPMENT AGREEMENTS

The Company has entered into the following active agreements:

●	License agreement with Precision Dose, dated September 10, 2010 (the “Precision Dose License Agreement”);

●	Development and License Agreement with SunGen (the “SunGen Agreement”);

●	Strategic Marketing Alliance with Glenmark Pharmaceuticals, Inc. USA dated May 29, 2018 (the “Glenmark Alliance”);

●	Strategic Marketing Alliance with Lannett Company. Inc. dated March 11, 2019 (the “Lannett-SunGen Product Alliance”)

●	Strategic Marketing Alliance with Lannett Company. Inc. dated April 9, 2019 (the “Lannett-Elite Product Alliance”)

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

The SunGen Agreement provides for the research, development, sales and marketing of eight generic pharmaceutical products. Two of the products are classified as CNS stimulants (the “CNS Products”), two of the products are classified as beta blockers and the remaining four products consist of antidepressants, antibiotics and antispasmodics. To date, the Company has filed ANDAs with the FDA for the two CNS Products and one antibiotic identified in the SunGen Agreement. The Company received FDA approval of the ANDA filed for the first CNS Product in December 2018 and achieved commercial launch in April 2019, with such product being marketed pursuant to the Lannett Alliance.

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

Pursuant to Lannett-SunGen Product Alliance with Lannett Company Inc. (“Lannett”), Lannett will be the exclusive U.S. marketer and distributor for two generic products co-developed and co-owned by Elite and SunGen – Amphetamine IR Tablets and a second product which is an extended release CNS stimulant that is currently under review by the FDA. Elite will manufacture and Lannett will purchase the products from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees in excess of 50% of net profits, which will be shared equally with SunGen, pursuant to the SunGen Agreement. The Lannett-SunGen Product Alliance has an initial term of three years and automatically renews for one year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least six months’ prior written notice, and it permits Elite or Lannett to terminate with regard to a product if at anytime after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $300,000 for a six month sales period. In addition to manufacturing fees and license fees, Lannett will also pay a milestone, of $750,000 upon commercial launch of the extended release CNS stimulant product that is currently under review by the FDA. This milestone payment will be shared equally by Elite and SunGen, pursuant to the SunGen Agreement.

The first commercial shipment of Amphetamine IR Tablets, a generic version of Adderall®, with strengths of 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg, pursuant to the Lannett-SunGen Product Alliance occurred in April 2019.

Pursuant to the Lannett-Elite Product Alliance, Lannett will be the exclusive U.S. marketer and distributor for Dantrolene Capsules. Elite will manufacture and Lannett will purchase Dantrolene Capsules from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees in excess of 50% of net profits. Net profits is defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs.   The Lannett-Elite Product Alliance has an initial term of three years and automatically renews for one year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least six months’ prior written notice and it permits Elite or Lannett to terminate with regard to a product if at anytime after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $300,000 for a six month sales period.

NOTE 22. RELATED PARTY AGREEMENTS WITH MIKAH PHARMA LLC

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

NOTE 23. INCOME TAXES

The components of the credit for income taxes are as follows:

	Years ended March 31,
	2019	2018
Federal
Current	$-	$-
Deferred	-	-

State
Current	3,000	(5,500)
Deferred	-	-

Benefit from sale of state net operating loss credits	673,016	1,051,329

Net benefit from sale of state net operating loss credits	$676,016	$1,045,829

The major components of deferred tax assets and liabilities at March 31, 2019 and 2018 are as follows (amounts in thousands of dollars):

	Years ended March 31,
	2019	2018
Federal
Net operating loss carry forward	$21,005	$19,213
Valuation allowance	(21,005)	(19,213)
	$-	$-

State
Net operating loss carry forward	$2,239	$1,796
Valuation allowance	(2,239)	(1,796)
	$-	$-

At March 31, 2019 and 2018 a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty about the Company’s ability to generate the future taxable income necessary to use the net operating loss carryforwards.

The company believes that temporary timing differences between accrual and payment of income taxes are not material to the financial position of the Company.

As of March 31, 2019, Elite has a federal net operating loss carryforward of $100,024,740 and net operating loss carryforward in state tax jurisdictions of $24,873,437 some of which will begin to expire in 2020.

NOTE 24. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through June 21, 2019. The following are material subsequent events:

Common Stock issued and sold pursuant to the Lincoln Park Purchase Agreement

Subsequent to March 31, 2019 and up to June 7, 2019 (the latest practicable date), a total of 3,541,942 shares of Common Stock were issued to Lincoln Park, with such shares consisting of 3,500,000 purchase shares and 41,942 additional commitment shares. Total proceeds from these transactions was $302,800.