Form 10-Q
period 2019-06-30
ELITE PHARMACEUTICALS INC /NV/
filed 2019-08-09
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 828,993,695 shares of common stock were issued, and 828,893,695 shares of common stock were outstanding as of August 2, 2019, respectively.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$2,576,948	$2,277,643
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	998,854	1,321,805
Inventory	4,539,714	4,515,723
Prepaid expenses and other current assets	416,458	741,371
Total current assets	8,531,974	8,856,542

Property and equipment, net of accumulated depreciation of $9,979,126 and $9,651,718, respectively	8,139,321	8,443,849

Intangible assets, net of accumulated depreciation of $-0-, respectively	6,634,035	6,634,035

Operating lease - right to use asset	507,452	-

Other assets:
Restricted cash - debt service for NJEDA bonds	398,125	398,125
Security deposits	74,046	69,383
Total other assets	472,171	467,508

Total assets	$24,284,953	$24,401,934

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,085,954	$1,375,347
Accrued expenses	3,634,860	3,713,601
Deferred revenue, current portion	930,000	1,013,333
Bonds payable, current portion, net of bond issuance costs	80,822	80,822
Loans payable, current portion	458,807	573,029
Lease obligation – operating lease	195,812	-
Customer deposits	225,205	150,000
Total current liabilities	7,611,460	6,906,132

Long-term liabilities:
Deferred revenue, net of current portion	68,890	238,890
Bonds payable, net of current portion and bond issuance costs	1,430,860	1,427,315
Senior secured promissory note - related party	1,200,000	1,200,000
Loans payable, net current portion	607,104	699,269
Lease obligation - operating lease, net of current portion	324,684	-
Derivative financial instruments - warrants	965,799	2,487,830
Other long-term liabilities	33,864	46,402
Total long-term liabilities	4,631,201	6,099,706

Total liabilities	12,242,661	13,005,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

	June 30, 2019	March 31, 2019
	(Unaudited)	(Audited)
Mezzanine equity

Series J convertible preferred stock; par value $0.01; 50 shares authorized, 24.0344 issued and outstanding as of June 30, 2019 and March 31, 2019, respectively	13,903,960	13,903,960

Shareholders’ deficit:
Common stock; par value $0.001; 995,000,000 shares authorized; 828,993,695 shares issued and 828,893,695 outstanding as of June 30, 2019; 824,946,559 shares issued and 824,846,559 shares outstanding as of March 31, 2019	828,996	824,949
Additional paid-in capital	149,142,534	148,780,087
Treasury stock; 100,000 shares as of June 30, 2019 and March 31, 2019; at cost	(306,841)	(306,841)
Accumulated deficit	(151,526,357)	(151,806,059)
Total shareholders’ deficit	(1,861,668)	(2,507,864)
Total liabilities, mezzanine equity and shareholders’ deficit	$24,284,953	$24,401,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2019	2018
Manufacturing fees	$2,927,358	$1,541,858
Licensing fees	431,882	625,840
Total revenue	3,359,240	2,167,698
Cost of revenue	2,060,286	1,576,399
Gross profit	1,298,954	591,299

Operating expenses:
Research and development	1,408,036	1,326,628
General and administrative	681,476	882,812
Non-cash compensation through issuance of stock options	26,194	36,549
Depreciation and amortization	330,953	203,704
Total operating expenses	2,446,659	2,449,693

Loss from operations	(1,147,705)	(1,858,394)

Other income (expense):
Interest expense and amortization of debt issuance costs	(97,670)	(83,138)
Change in fair value of derivative instruments	1,522,031	252,511
Interest income	3,046	1,255
Other income, net	1,427,407	170,628

Income (loss) from operations	279,702	(1,687,766)

Net income (loss) attributable to common shareholders	$279,702	$(1,687,766)

Basic net income (loss) per share attributable to common shareholders	$0.00	$(0.00)

Diluted net loss per share attributable to common shareholders	$(0.00)	$(0.00)

Basic weighted average Common Stock outstanding	827,524,981	803,049,238

Diluted weighted average Common Stock outstanding	827,524,981	803,049,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance as of March 31, 2019	824,946,559	$824,949	$148,780,087	100,000	$(306,841)	$(151,806,059)	$(2,507,864)

Net income	-	-	-	-	-	279,702	279,702

Common Stock sold pursuant to the Lincoln Park purchase agreement	4,000,000	4,000	336,300	-	-	-	340,300

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	47,136	47	4,153	-	-	-	4,200

Costs associated with raising capital	-	-	(4,200)	-	-	-	(4,200)

Non-cash compensation through the issuance of employee stock options	-	-	26,194	-	-	-	26,194

Balance at June 30, 2019	828,993,695	$828,996	$149,142,534	100,000	$(306,841)	$(151,526,357)	$(1,861,668)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2018	802,626,761	$802,629	$146,602,502	100,000	$(306,841)	$(142,526,738)	$4,571,552

Net loss	-	-	-	-	-	(1,687,766)	(1,687,766)

Common Stock sold pursuant to the Lincoln Park purchase agreement	2,000,000	2,000	166,170	-	-	-	168,170

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	23,297	23	2,161	-	-	-	2,184

Costs associated with raising capital	-	-	(2,161)	-	-	-	(2,161)

Non-cash compensation through the issuance of employee stock options	-	-	36,549	-	-	-	36,549

Balance at June 30, 2018	804,650,058	$804,652	$146,805,221	100,000	$(306,841)	$(144,214,504)	$3,088,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$279,702	$(1,687,766)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	330,953	303,711
Amortization of operating leases - right to use assets	(46,635)	-
Change in fair value of derivative financial instruments - warrants	(1,522,031)	(252,511)
Non-cash compensation accrued	216,250	953,750
Non-cash compensation through the issuance of employee stock options	26,194	36,549
Non-cash rent expense	506	1,573
Change in operating assets and liabilities:
Accounts receivable	322,951	(386,100)
Inventory	(23,991)	757,811
Prepaid expenses and other current assets	320,250	181,547
Accounts payable, accrued expenses and other current liabilities	415,638	(1,364,826)
Deferred revenue and customer deposits	(178,128)	(253,333)
Lease obligations - operating leases	46,614	-
Net cash provided by (used in) operating activities	188,273	(1,709,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,978)	(178,558)
Net cash used in investing activities	(2,978)	(178,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock	340,300	168,193
Other loan (payments) proceeds	(226,290)	186,030
Net cash provided by financing activities	114,010	354,223

Net change in cash and restricted cash	299,305	(1,533,930)

Cash and restricted cash, beginning of period	2,675,768	7,570,803

Cash and restricted cash, end of period	$2,975,073.00	$6,036,873

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$20,237	$24,044
Financing of equipment purchases and insurance renewal	$226,290	$-
Commitment shares issued to Lincoln Park Capital	$4,200	$2,161
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$554,088	$-

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire year.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Going Concern

At June 30, 2019, the Company had unrestricted cash balances totaling $2.6 million. The Company has incurred losses and negative cash flows from operations every, including operating losses of $1.1 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively. In addition, overall working capital, defined as current assets minus current liabilities decreased by approximately $1.1 million during the three months ended June 30, 2019.

Based on the foregoing, the Company has determined that there did appear to be evidence of substantial doubt of its ability to continue as a going concern. To continue as a going concern, the Company will need to do some or all of the following, without limitation: obtain additional financing, increase sales of existing products, bring additional products in the pipeline to market and/or reduce expenses. The successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

There are currently no intersegment revenues. Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed unaudited consolidated financial statements. Please see Note 15 for further details.

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

Nature of goods and services

The following is a description of the Company’s goods and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each, as applicable:

a) Manufacturing Fees

The Company is equipped to manufacture controlled-release products on a contract basis for third parties, if, and when, the products are approved. These products include products using controlled-release drug technology and products utilizing abuse deterrent technologies. The Company also develops and markets (either on its own or by license to other companies) generic and proprietary controlled-release and abuse deterrent pharmaceutical products.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2019.

In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the customer’s products occurs.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended June 30,
	2019	2018
NDA:
Licensing fees	$250,000	$250,000
Total NDA revenue	250,000	250,000
ANDA:
Manufacturing fees	$2,927,358	$1,541,858
Licensing fees	181,882	375,840
Total ANDA revenue	3,109,240	1,917,698
Total revenue	$3,359,240	$2,167,698

Collaborative Arrangements

Contracts are considered to be collaborative arrangements when they satisfy the following criteria defined in ASC 808, Collaborative Arrangements:

●	The parties to the contract must actively participate in the joint operating activity; and,

●	The joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful.

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

Restricted Cash

As of June 30, 2019, and March 31, 2019, the Company had $398,125 of restricted cash, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

Inventory

Inventory is recorded at the lower of cost or market on specific identification by lot number basis.

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

As of June 30, 2019, the Company did not identify any indicators of impairment.

Please also see Note 4 for further details on intangible assets.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) Per Share Attributable to Common Shareholders’

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended June 30,
	2019	2018
Numerator
Net loss attributable to common shareholders - basic	$279,702	$(1,687,766)
Effect of dilutive instrument on net loss	(1,522,031)	-
Net loss attributable to common shareholders - diluted	$(1,242,329)	$(1,687,766)

Denominator
Weighted average shares of common stock outstanding - basic	827,524,981	803,049,238

Dilutive effect of stock options, warrants and convertible securities	-	-

Weighted average shares of common stock outstanding - diluted	827,524,981	803,049,238

Net income (loss) per share attributable to common shareholders
Basic	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Liabilities
Derivative financial instruments – warrants	$965,799	$-	$-	$965,799

March 31, 2019
Liabilities
Derivative financial instruments – warrants	$2,487,830	$-	$-	$2,487,830

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

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of shareholders’ deficit.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) in February 2016 and subsequent ASUs in 2018 and 2019 (collectively referred to as “Topic 842”) on the treatment of leases, which guidance is effective for annual reporting periods beginning after December 15, 2019 and early adoption is permitted. Under Topic 842, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Entities are allowed to apply Topic 842 using a modified retrospective approach either (1) retrospectively to each reporting period presented in the financial statements with the cumulative effect adjustment recognized at the beginning of the earliest comparative period; or (2) retrospectively at the beginning of the period of adoption through a cumulative-effective adjustment.  The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.

On April 1, 2019, the Company adopted Topic 842 using the modified retrospective basis with a cumulative-effect adjustment at the beginning of the period of adoption and therefore did not revise prior period information or disclosure.  Further, the Company elected the package of practical expedients upon transition that allows the Company not to reassess the lease classification for expired and existing leases, whether initial direct costs qualify for capitalization for any expired or existing leases or whether any expired contracts are or contain leases.  The adoption of ASU 2016-02 resulted in the recognition of operating leases and lease liabilities of approximately $0.5 million on the condensed consolidated balance sheet as of April 1, 2019. The operating leases and lease liabilities relate to a real estate lease.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The impact of the adoption of Topic 842 on the accompanying condensed consolidated balance sheet as of April 1, 2019 was as follows:

	March 31, 2019	Adoption adjustment	April 1, 2019
Operating lease – right to use asset	$-	$554,088	$554,088
Deferred rent liability	13,022	(13,022)	-
Lease obligation – operating lease	-	191,817	191,817
Lease obligation – operating lease, net of current portion	-	375,293	375,293

See additional lease disclosures in Note 9.

Recently Issued Accounting Pronouncements

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief. The ASU allows companies to elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The ASU is effective when the entity adopts ASU 2016-13.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The ASU changes the effective date of ASU 2016-13, Financial Instruments - Credit Losses, to fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact the standard will have on our consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

NOTE 2. INVENTORY

Inventory consisted of the following:

	June 30, 2019	March 31, 2019
Finished goods	$142,097	$575,699
Work-in-progress	271,724	189,069
Raw materials	4,125,893	3,750,955
	4,539,714	4,515,723
Less: Inventory reserve	-	-
	$4,539,714	$4,515,723

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2019	March 31, 2019
Land, building and improvements	$5,260,524	$5,260,523
Laboratory, manufacturing, warehouse and transportation equipment	12,101,219	12,078,340
Office equipment and software	373,601	373,601
Furniture and fixtures	383,103	383,103
	18,118,447	18,095,567
Less: Accumulated depreciation	(9,979,126)	(9,651,718)
	$8,139,321	$8,443,849

Depreciation expense was $327,408 and $300,167 for the three months ended June 30, 2019 and 2018, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	June 30, 2019
	Estimated	Gross
	Useful	Carrying			Accumulated	Net Book
	Life	Amount	Additions	Reductions	Amortization	Value
Patent application costs	*	$465,684	$-	$-	$	$465,684
ANDA acquisition costs	Indefinite	6,168,351	-	-	-	6,168,351
		$6,634,035	$-	$-	$-	$6,634,035

	March 31, 2019
	Estimated	Gross
	Useful	Carrying			Accumulated	Net Book
	Life	Amount	Additions	Reductions	Amortization	Value
Patent application costs	*	$465,684	$-	$-	$-	$465,684
ANDA acquisition costs	Indefinite	7,247,317	-	(1,078,966)	-	6,168,351
		$7,713,001	$-	$(1,078,966)	$-	$6,634,035

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize the Company’s bonds payable liability:

	June 30, 2019	March 31, 2019
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,670,000	$1,670,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(95,000)	(95,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,575,000	$1,575,000

Bond offering costs	$354,453	$354,453
Less: Accumulated amortization	(196,136)	(192,591)
Bond offering costs, net	$158,317	$161,862

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$95,000	$95,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$80,822	$80,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$1,575,000	$1,575,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(144,140)	(147,685)
Long term portion of bonds payable, net of bond offering costs	$1,430,860	$1,427,315

Amortization expense was $3,545 and $3,544 for the three months ended June 30, 2019 and 2018, respectively.

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	June 30, 2019	March 31, 2019
Equipment and insurance financing loans payable, between 3.5% and 12.73% interest and maturing between July 2019 and December 2023	$1,065,911	$1,272,298
Less: Current portion of loans payable	(458,807)	(573,029)
Long-term portion of loans payable	$607,104	$699,269

The interest expense associated with the loans payable was $24,087 and $24,043 for the three months ended June 30, 2019 and 2018, respectively.

NOTE 7. RELATED PARTY SECURED PROMISSORY NOTE WITH MIKAH PHARMA LLC

For consideration of the assets acquired on May 15, 2017, the Company issued a Secured Promissory Note (the “Note”) to Mikah for the principal sum of $1,200,000. The Note matures on December 31, 2020 in which the Company shall pay the outstanding principal balance of the Note. Interest shall be computed on the unpaid principal amount at the per annum rate of ten percent (10%); provided, upon the occurrence of an Event of Default as defined within the Note, the principal balance shall bear interest from the date of such occurrence until the date of actual payment at the per annum rate of fifteen percent (15%). All interest payable hereunder shall be computed on the basis of actual days elapsed and a year of 360 days. Installment payments of interest on the outstanding principal shall be paid as follows: quarterly commencing August 1, 2017 and on November 1, February 1, May 1 and August 1 of each year thereafter. No principal or interest payments have been made on the Note since its issuance. All unpaid principal and accrued but unpaid interest shall be due and payable in full on the Maturity Date. The interest expense associated with the Note was $30,000 and $15,000 for the three months ended June 30, 2019 and 2018, respectively. Accrued interest due and owing on this note was $255,000 and $225,000 as of June 30, 2019 and March 31, 2019, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $998,890 as of June 30, 2019, were comprised of a current component of $930,000 and a long-term component of $68,890. Deferred revenues in the aggregate amount of $1,252,223 as of March 31, 2019, were comprised of a current component of $1,013,333 and a long-term component of $238,890. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

The Company assesses whether an arrangement is a lease or contains a lease at inception.  For arrangements considered leases or that contain a lease that is accounted for separately, the Company determines the classification and initial measurement of the right-of-use asset and lease liability at the lease commencement date, which is the date that the underlying asset becomes available for use. The Company has elected to account for non-lease components associated with our leases and lease components as a single lease component.

The Company recognizes a right-of use asset, which represents the Company’s right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments arising over the lease term. The present value of the lease payments is calculated using either the implicit interest rate in the lease or an incremental borrowing rate.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Lease assets and liabilities are classified as follows on the condensed consolidated balance sheet at June 30, 2019:

Lease	Classification	Balance at June 30, 2019
Assets
Operating	Operating lease – right to use asset	$507,452
Total leased assets		$507,452

Liabilities
Current
Operating	Lease obligation – operating lease	$195,812

Long-term
Operating	Lease obligation – operating lease, net of current portion	324,684
Total lease liabilities		$520,496

Rent expense is recorded on the straight-line basis. Rent expense under the 135 Ludlow Ave. modified lease for the three months ended June 30, 2019 and 2018 was $54,888. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations. The table below show the future minimum rental payments, exclusive of taxes, insurance and other costs, under the 135 Ludlow Ave. modified lease:

Years ending March 31,	Amount
2020	$165,762
2021	225,063
2022	171,315
Total future minimum lease payments	562,140
Less: interest	(41,644)
Present value of lease payments	$520,496

The weighted-average remaining lease term and the weighted-average discount rate of our lease was as follows:

Lease Term and Discount Rate	June 30, 2019
Remaining lease term (years)
Operating leases	2.5

Discount rate
Operating leases	6%

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations . The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of June 30, 2019, and March 31, 2019, the Company had a liability of $46,908 and $33,383, respectively and recorded as a component of other long-term liabilities.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10. MEZZANINE EQUITY

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, 24.0344 shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of June 30, 2019.

The issued shares were pursuant to an Exchange Agreement with Nasrat Hakim, (“Hakim”) a related party and the Company’s President, CEO and Chairman of the Board of Directors Pursuant to the Exchange Agreement the Company exchanged 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of common stock at $0.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of common stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of common stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2019 (See Note 11).

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

If upon any Conversion Date there is not a sufficient number of authorized shares of Common Stock (that are not issued, outstanding or reserved for issuance) available to effect the entire conversion of the then outstanding shares of Series J Preferred Stock and the then outstanding common stock purchase warrants issued in conjunction therewith (an “Authorized Share Deficiency”), such conversion shall not exceed the Issuable Maximum (as defined in the Series J COD); however, the Company shall use its best efforts to obtain shareholder approval within two (2) years of the date of first issuance of Series J Preferred Stock to permit the balance of the conversion. If shareholder approval is not obtained due to an insufficient number of shareholder votes for passage, the Company shall continue to solicit for shareholder approval annually thereafter. As of June 30, 2019, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion, notwithstanding that the earliest possible Conversion Date is April 28, 2020.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has determined that the Series J Preferred host instrument was more akin to equity than debt and that the above identified conversion feature, subject to adjustments, was clearly and closely related to the host instrument, and accordingly bifurcation and classification of the conversion feature as a derivative liability was not required. The Company has accounted for the Series J Preferred as contingently redeemable preferred stock for which redemption is not probable. Accordingly, the Series J Preferred is presented in mezzanine equity based on their initial measurement amount (fair value), as required by ASC 480-10-S99, Distinguishing Liabilities from Equity – SEC Materials . No subsequent adjustment of the initial measurement amounts for these contingently redeemable Series J Preferred is necessary unless the redemption of the Series J Preferred becomes probable. Accordingly, the amount presented as temporary equity for the contingently redeemable Series J Preferred outstanding is its issuance-date fair value. The Series J Preferred was initially measured at its fair value, $13,903,960 at April 28, 2017.

The fair value of the Series J Preferred issued by the Company pursuant to the exchange agreement was calculated using a Monte Carlo Simulation of stock price and expected future behaviors related to shareholder approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

April 28, 2017
Fair value of the Company’s common stock	$0.1521
Conversion price	$0.1521
Number of Series J Preferred issued	24.0344
Fully diluted shares outstanding as of measurement date	923,392,780
Risk-free rate	2.30%
Volatility	90%
Shareholder approval threshold	$0.1521
Probability of approval is ending stock price is greater than threshold - midpoint	82.50%
Probability of approval is ending stock price is less than threshold - midpoint	17.50%
Trials	200,000

Authorized, issued and outstanding shares, along with carrying value and change in value are as follows:

	June 30, 2019	March 31, 2019
Shares authorized	50.000	50.000
Shares outstanding	24.0344	24.0344
Par value	$0.01	$0.01
Stated value	$1,000,000	$1,000,000
Conversion price	$0.1521	$0.1521
Common Stock to be issued upon conversion	158,017,321	158,017,321
Carrying value of Series J convertible preferred stock	$13,903,960	$13,903,960

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of warrant activity is as follows:

	June 30, 2019		March 31, 2019
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	79,008,661	$0.1521	79,008,661	$0.1521

Warrants granted pursuant to the issuance of Series J convertible preferred shares	-		-	$-

Warrants exercised, forfeited and/or expired, net	-		-	$-

Balance at end of period	79,008,661	$0.1521	79,008,661	$0.1521

The fair value of the warrants issued prior to Fiscal 2018, all was calculated using the Black-Scholes model and the following assumptions:

March 31, 2017
Fair value of the Company’s common stock	$0.15
Volatility (based on the Company’s historical volatility)	72.5% - 73.1%
Exercise price	$0.0625
Estimated life (in years)	1.0 - 1.1
Risk free interest rate (based on 1-year treasury rate)	1.02% - 1.03%

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

The Series J Warrants are exercisable for a period of 10 years from the date of issuance, commencing on the earlier of (i) the date that Shareholder Approval is obtained, and the requisite corporate action has been effected; or (ii) April 28, 2020. The initial exercise price is $0.1521 per share and the Series J Warrants can be exercised for cash or on a cashless basis. The exercise price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then exercise price. Such exercise price adjustment feature prohibits the Company from being able to conclude the warrants are indexed to its own stock and thus such warrants are classified as liabilities and measured initially and subsequently at fair value. The Series J Warrants also provide for other standard adjustments upon the happening of certain customary events. The Series J Warrants are not exercisable during any period when an Authorized Share Deficiency exists and will expire on the expiry date, without regards to the existence of an Authorized Shares Deficiency (see Note 10). As of June 30, 2019, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion of the Series J Preferred, therefore the Series J Warrants are not currently exercisable. Please also see Note 10.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the warrants issued by the Company pursuant to the issuance of Series J convertible preferred shares (79,008,661 warrant shares) was calculated using a Monte Carlo Simulation because of the probability assumptions associated with the Shareholder Approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

	June 30, 2019	March 31, 2019
Fair value of the Company’s common stock	$0.0440	$0.9900
Initial exercise price	$0.1521	$0.1521
Number of common warrants	79,008,661	79,008,661
Fully diluted shares outstanding as of measurement date	828,993,695	824,946,559
Warrant term (in years)	7.83	8.08
Risk-free rate	1.91%	2.35%
Volatility	90.00%	90.00%
Shareholder approval threshold	$0.1580	$0.1580
Probability of approval is ending stock price is greater than threshold - midpoint	82.50%	82.50%
Probability of approval is ending stock price is greater than threshold - midpoint	17.50%	17.50%
Trials	100,000	100,000
Fair value of derivative financial instruments - warrants	$965,799	$2,487,830

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the three months ended June 30, 2019 were as follows:

Outstanding at March 31, 2019	$2,487,830
Change in fair value of derivative financial instruments - warrants	(1,522,031)
Balance at June 30, 2019	$965,799

NOTE 12. SHAREHOLDERS’ EQUITY

Lincoln Park Capital – April 10, 2014 Purchase Agreement

In April 2014, the Company entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement” and/or “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the Purchase Agreement, Lincoln Park agreed to purchase from the Company up to $40 million of common stock (subject to certain limitations) from time to time over a 36-month period that ended June 1, 2017. Pursuant to the terms of the Registration Rights Agreement, the Company filed with the SEC registration statements to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the Purchase Agreement.

Upon execution of the Purchase Agreement, the Company issued 1,928,641 shares of common stock to Lincoln Park pursuant to the Purchase Agreement as consideration for its commitment to purchase additional shares of common stock under that agreement and the Company was obligated to issue up to an additional 1,928,641 commitment shares to Lincoln Park pro rata as up to $40.0 million of common stock purchased by Lincoln Park.

The Purchase Agreement expired on June 1, 2017. During the term of the Purchase Agreement, the Company sold an aggregate of 110.6 million shares to Lincoln Park, for aggregate gross proceeds of approximately $27.0 million. In addition, the Company issued an aggregate of 3.2 million commitment shares.

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

In connection with the 2017 LPC Purchase Agreement, the Company issued to Lincoln Park 5,540,551 shares of common stock and is required to issue up to 5,540,551 additional shares of Common Stock pro rata as the Company requires Lincoln Park to purchase shares under the 2017 LPC Purchase Agreement over the term of the agreement. Lincoln Park has represented to the Company, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)). The Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

The net proceeds received by the Company under the 2017 LPC Purchase Agreement will depend on the frequency and prices at which the Company sells shares of common stock to Lincoln Park. A registration statement on form S-3 was filed with the SEC on May 10, 2017 and was declared effective on June 5, 2017.

During the three months ended June 30, 2019, a total of 4,000,000 shares were sold to Lincoln Park pursuant to the 2017 LPC Agreement for net proceeds totaling $340,300. In addition, 47,136 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement. During the three months ended June 30, 2018, a total of 2,000,000 shares were sold to Lincoln Park pursuant to the 2017 LPC Agreement for net proceeds totaling $168,200. In addition, 23,297 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement.

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

During the three months ended June 30, 2019, the Company did not issue any shares of common stock to its Directors in payment of director’s fees.

During the three months ended June 30, 2019, the Company accrued director’s fees totaling $22,500, which will be paid via cash payments totaling $7,500 and the issuance of 185,124 shares of Common Stock.

As of June 30, 2019, the Company owed its Directors a total of $45,000 in cash payments and 978,740 shares of Common Stock in payment of director fees totaling $135,000 due and owing. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

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

During the three months ended June 30, 2019, the Company did not issue any shares pursuant to employment contracts with the Company’s President and Chief Executive Officer, Chief Financial Officer or certain other employees. During the three months ended June 30, 2019, the Company did not issue any shares pursuant to the engagement contracts with certain consultants.

During the three months ended June 30, 2019, the Company accrued salaries totaling $201,250 owed to the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees which will be paid via the issuance of 2,483,740 shares of Common Stock.

As of June 30, 2019, the Company owed its President and Chief Executive Officer, Chief Financial Officer and certain other employees’ salaries totaling $1,707,500 which will be paid via the issuance of 17,166,262 shares of Common Stock.

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

			Weighted Average
	Shares Underlying	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (in years)	Value
Outstanding at April 1, 2019	6,158,000	$0.15	5.0	$87,330
Forfeited and expired	(60,000)	$0.15	7.76	-
Outstanding at June 30, 2019	6,098,000	$0.15	4.7	$87,330
Exercisable at June 30, 2019	5,615,002	$0.15	5	$87,330

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company common stock as of June 30, 2019 and March 31, 2019 of $0.11 and $0.10, respectively.

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Four customers accounted for substantially all the Company’s revenues for the three months ended June 30, 2019. These four customers accounted for approximately 39%, 30%, 14%, and 12% of revenues each, respectively.

Three customers accounted for substantially all the Company’s revenues for the three months ended June 30, 2018. These three customers accounted for approximately 56%, 29% and 11% of revenues each, respectively.

Accounts Receivable

Four customers accounted for all of the Company’s accounts receivable as of June 30, 2019. These four customers accounted for approximately 35%, 32%, 20%, and 13% of accounts receivable each, respectively.

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2019. These four customers accounted for approximately 38%, 34%, 19%, and 4% of accounts receivable each, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Purchasing

Three suppliers accounted for more than 83% of the Company’s purchases of raw materials for the three months ended June 30, 2019. These three suppliers accounted for approximately 49%, 19% and 15% of purchases each, respectively.

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

The Company has determined that its reportable segments are Abbreviated New Drug Applications for generic products and NDAs for branded products. The Company identified its reporting segments based on the marketing authorization relating to each and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the reporting segments.

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements.

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended June 30,
	2019	2018
Operating Income (Loss) by Segment
ANDA	$(652,395)	$(135,921)
NDA	207,704	(237,362)
	$(444,691)	$(373,283)

The table below reconciles the Company’s operating loss by segment to (loss) income from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended June 30,
	2019	2018
Operating loss by segment	$(444,691)	$(373,283)
Corporate unallocated costs	(207,117)	(1,022,359)
Interest income	3,046	1,255
Interest expense and amortization of debt issuance costs	(97,670)	(83,138)
Depreciation and amortization expense	(330,953)	(203,704)
Significant non-cash items	(164,944)	(259,048)
Change in fair value of derivative instruments	1,522,031	252,511
Income (loss) from operations	$279,702	$(1,687,766)

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

Pursuant to Lannett-SunGen Product Alliance with Lannett Company Inc. (“Lannett”), Lannett will be the exclusive U.S. marketer and distributor for two generic products co-developed and co-owned by Elite and SunGen – Amphetamine IR Tablets and a second product which is an extended release CNS stimulant that is currently under review by the FDA. Elite will manufacture and Lannett will purchase the products from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees in excess of 50% of net profits, which will be shared equally with SunGen, pursuant to the SunGen Agreement. The Lannett-SunGen Product Alliance has an initial term of three years and automatically renews for one year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least six months’ prior written notice, and it permits Elite or Lannett to terminate with regard to a product if at any time after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $300,000 for a six month sales period. In addition to manufacturing fees and license fees, Lannett will also pay a milestone, of $750,000 upon commercial launch of the extended release CNS stimulant product that is currently under review by the FDA. This milestone payment will be shared equally by Elite and SunGen, pursuant to the SunGen Agreement.

The first commercial shipment of Amphetamine IR Tablets, a generic version of Adderall®, with strengths of 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg, pursuant to the Lannett-SunGen Product Alliance occurred in April 2019.

Pursuant to the Lannett-Elite Product Alliance, Lannett will be the exclusive U.S. marketer and distributor for Dantrolene Capsules. Elite will manufacture and Lannett will purchase Dantrolene Capsules from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees in excess of 50% of net profits. Net profits is defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs.   The Lannett-Elite Product Alliance has an initial term of three years and automatically renews for one year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least six months’ prior written notice and it permits Elite or Lannett to terminate with regard to a product if at any time after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $300,000 for a six month sales period.

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

On December 3, 2018, the Company executed a development agreement with Mikah, pursuant to which Mikah and the Company will collaborate to develop and commercialize generic products including formulation development, analytical method development, bioequivalence studies and manufacture of development batches of generic products.

The Company received $150,000 from Mikah in January of 2019 as an advance payment for the purchase of pharmaceutical materials relating to future product development conducted pursuant to this agreement. This amount was recorded as a deposit and contained within the customer deposits financial statement line item on the condensed consolidated balance sheet. As of the date of this report, the Company has purchased raw materials with an aggregate cost of $67,500 pursuant to this agreement. As of June 30, 2019, the balance of the customer deposit from Mikah was $82,500 and was included in the financial statement line of customer deposits on the accompanying condensed consolidated balance sheet.

NOTE 21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet date through August 9, 2019 and determined that there were no material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

COMPARED TO THE

THREE MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

The following discussion of our financial condition and results of operations for the three months ended June 30, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2019, as filed on June 21, 2019 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Commercial Products

We own, license or contract manufacture the following products currently being sold commercially:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Hydromorphone HCl 8mg tablets (“Hydromorphone 8mg”)	Dilaudid®	Pain	March 2012
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	n/a	Cardiovascular	January 2015
Oxycodone HCl Immediate Release 5mg, 10mg, 15mg, 20mg and 30mg tablets (“OXY IR 5mg”, “Oxy IR 10mg”, “Oxy IR 15mg”, “OXY IR 20mg” and “Oxy IR 30mg”)	Roxycodone®	Pain	March 2016
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017
Methadone HCl 5mg and 10mg tablets (“Methadone 5mg” and “Methadone 10mg”)	Dolophine®	Pain	November 2018
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Immediate Release 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg tablets (“Amphetamine IR 5mg”, “Amphetamine IR 7.5mg”, “Amphetamine IR 10mg”, “Amphetamine IR 12.5mg”, “Amphetamine IR 15mg”, “Amphetamine IR 20mg” and “Amphetamine IR 30mg”)	Adderall	Central Nervous System (“CNS”) Stimulant	April 2019
Dantrolene Sodium Capsules 25mg, 50mg and 100mg (“Dantrolene 25mg”, “Dantrolene 50mg”, “Dantrolene 100mg”

Note: Phentermine 37.5mg is also referred to as “Phentermine Tablets”. Phentermine 15mg and Phentermine 30mg are collectively and individually referred to as “Phentermine Capsules”. Hydromorphone 8mg is also referred to as “Hydromorphone Tablets”. Phendimetrazine 35mg is also referred to as “Phendimetrazine Tablets”. Naltrexone 50mg is also referred to as “Naltrexone Tablets”. Isradipine 2.5mg and Isradipine 5mg are collectively and individually referred to as “Isradipine Capsules”. Oxy IR 5mg, Oxy IR 10mg, Oxy IR 15mg Oxy IR 20mg and Oxy IR 30mg are collectively and individually referred to as “Oxy IR”. Trimipramine 25mg, Trimipramine 50mg, and Trimipramine 100mg are collectively and individually referred to as “Trimipramine Capsules”. Methadone 5mg and Methadone 10mg are collectively and individually referred to as “Methadone Tablets”. Amphetamine IR 5mg, Amphetamine IR 7.5mg, Amphetamine IR 10mg, Amphetamine IR 12.5mg, Amphetamine IR 15mg, Amphetamine IR 20mg and Amphetamine IR 30mg are collectively and individually referred to as “Amphetamine IR Tablets”. Dantrolene 25mg, Dantrolene 50mg and Dantrolene 100mg are collectively and individually referred to as “Dantrolene Capsules”.

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

Amphetamine IR Tablets

On December 10, 2018, the Company received approval from the FDA for Amphetamine IR Tablets, a generic version of Adderall® , an immediate-release mixed salt of a single entity Amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate) with strengths of 5 mg, 7.5 mg, 10 mg, 12.5 mg, 15 mg, 20 mg, and 30 mg tablets.  The product is a central nervous system stimulant and is indicated for the treatment of Attention Deficit Hyperactivity Disorder (ADHD) and Narcolepsy.  According to QVIA (formerly QuintilesIMS Health) data the branded product and its equivalents had total U.S. sales of $365 million for the twelve months ending September 30, 2018. This is the first product approval for our Elite and SunGen Pharma LLC (“SunGen”) collaboration.  The product is jointly owned.  Elite manufactures and packages the product on a cost-plus basis. Amphetamine IR Tablets are currently sold pursuant to the Lannett Alliance, with first commercial shipment of this product occurring in April 2019. Please see the section below titled “Strategic Marketing Alliance with Lannett Company Inc.” for further details on the Lannett Alliance.

Dantrolene 25mg, Dantrolene 50mg and Dantrolene 100mg

The approved ANDAs for Isradipine 2.5mg and Isradipine 5mg were acquired by Elite as part of the Mikah ANDA Purchase. Elite manufactures and packages Dantrolene Capsules on a cost-plus basis. Dantrolene Capsules are currently sold pursuant to the Lannett Alliance, with the first commercial shipment of this product occurring in June 2019. Please see the section below titled “Strategic Marketing Alliance with Lannett Company Inc.” for further details on the Lannett Alliance.

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

Under the terms of the SunGen Agreement, the product will be owned jointly by the Company and SunGen. Elite will also manufacture and package the product on a cost-plus basis. This product is included in the Lannett Alliance and accordingly, upon approval, will be marketed and distributed by Lannett. Please see the section below titled “Strategic Marketing Alliance with Lannett Company Inc.” for further details on the Lannett Alliance.

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

Oxycodone Hydrochloride and Acetaminophen, USP CII (generic version of Percocet®)

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

Hydrocodone bitartrate and acetaminophen tablets USP CII (generic version of Norco)

In December 2016, the Company filed an ANDA with the FDA for a generic version of Norco® (hydrocodone bitartrate and acetaminophen tablets USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets. The Company received approval of this ANDA in November 2018. Norco is a combination medication and is used to help relieve moderate to moderately severe pain. The combination products of hydrocodone and acetaminophen have total annual US sales of approximately $700 million, according to IMS Health Data. . Elite has not yet launched this product and is seeking a partner for this product.

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

Hydroxyzine HCl

Approved ANDAs for Hydroxyzine HCl 10mg, 25mg and 50mg tablets (“Hydroxyzine Tablets”) were sold to Epic Pharma LLC for cash consideration totaling $450,000. The three related approved ANDA’s had an aggregate carrying value of $787,000, with such sale resulting in a recognized loss of $337,000 during the fiscal year ended March 31, 2019.

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

The Company issued a secured, non-interest bearing, convertible note for the aggregate consideration, with such note being due in August 2016. This note was amended on February 7, 2014 to make it convertible into shares of the Company’s Series I Convertible Preferred Stock. On February 7, 2014, this note was converted into 100 shares of the Company’s Series I Preferred Stock and retired.

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

The following is a summary of the status of the ANDAs acquired pursuant to the 2013 ANDA Purchase Agreement:

Product	Status
Hydroxyzine Tablets	Transferred to Epic Pharma
Phentermine Capsules	Discontinued
Phentermine Tablets	Commercial
Phendimetrazine Tablets	Commercial
Isradipine Capsules	Commercial
Dantrolene Capsules	Commercial
Loxapine Capsules	Manufacturing site transfer in progress

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

Please see the above section titled “SequestOx™ - Immediate Release Oxycodone with sequestered Naltrexone” for further details on this product and especially note that, as of the date of filing of this Quarterly Report on Form 10-Q, the NDA filed for this product has not been approved by the FDA. Furthermore, the 2015 SequestOx™ License Agreement has a five-year term, expiring on June 4, 2020, and Epic has previously advised the Company of their desire to extend this agreement. While discussions are ongoing, they are directly correlated to the regulatory status of SequestOx™. Furthermore, there can be no assurances that the parties will reach mutual agreement to extend the term of this agreement and no assurances that the terms and conditions of the agreement will be similar in all material aspects in the event that the agreement is extended by mutual agreement of the parties.

Manufacturing and License Agreement with Epic Pharma LLC

On October 2, 2013, we executed the Epic Pharma Manufacturing and License Agreement (the “Epic Manufacturing and License Agreement”). This agreement, which expired on October 2, 2018, granted Epic certain rights to manufacture, market and sell in the United States and Puerto Rico the twelve approved ANDAs acquired by us pursuant to the 2013 ANDA Purchase Agreement. Of the twelve approved ANDAs, Epic had an exclusive right to market six products as listed in Schedule A of the Epic Manufacturing and License Agreement, and a non-exclusive right to market six products as listed in Schedule D of the Epic Manufacturing and License Agreement. Pursuant to the Epic Manufacturing and License Agreement, we received a license fee and milestone payments. The license fee was computed as a percentage of the gross profit, as defined in the Epic Manufacturing and License Agreement, earned by Epic from the sale of the products. The manufacturing cost used for the calculation of the license fee was a predetermined amount per unit plus the cost of the active pharmaceutical ingredient (“API”) and the sales cost for the calculation was predetermined based on net sales.

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

There can be no assurances that any of these products will receive marketing authorization and achieve commercialization within this time period, or at all. In addition, even if marketing authorization is received, and even for those products for which marketing authorization has already been received, there can be no assurances that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure these marketing authorizations or provide sufficient financial contributions to support costs of operations and overheads

Strategic Marketing Alliance with Glenmark Pharmaceuticals, Inc. USA

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

Strategic Marketing Alliances with Lannett Company Inc.

The Company has entered into two separate license, supply and distribution agreements with Lannett Company Inc. (“Lannett”). The first agreement, dated March 6, 2019 relates to products that were co-developed with SunGen (the “Lannett-SunGen Product Alliance”). The second agreement, dated April 9, 2019 relates to products that were solely developed by Elite (the “Lannett-Elite Product Alliance”). Both agreements are collectively and individually referred to as the “Lannett Alliance”)

Pursuant to Lannett-SunGen Product Alliance with Lannett, Lannett will be the exclusive U.S. marketer and distributor for two generic products co-developed and co-owned by Elite and SunGen – Amphetamine IR Tablets and a second product which is an extended release CNS stimulant that is currently under review by the FDA. Elite will manufacture and Lannett will purchase the products from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees in excess of 50% of net profits, which will be shared equally with SunGen, pursuant to the SunGen Agreement. The Lannett-SunGen Product Alliance has an initial term of three years and automatically renews for one year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least six months’ prior written notice, and it permits Elite or Lannett to terminate with regard to a product if at any time after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $300,000 for a six month sales period. In addition to manufacturing fees and license fees, Lannett will also pay a milestone, of $750,000 upon commercial launch of the extended release CNS stimulant product that is currently under review by the FDA. This milestone payment will be shared equally by Elite and SunGen, pursuant to the SunGen Agreement.

The first commercial shipment of Amphetamine IR Tablets, a generic version of Adderall®, with strengths of 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg, pursuant to the Lannett-SunGen Product Alliance occurred in April 2019.

Pursuant to the Lannett-Elite Product Alliance, Lannett will be the exclusive U.S. marketer and distributor for Dantrolene Capsules. Elite will manufacture and Lannett will purchase Dantrolene Capsules from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees in excess of 50% of net profits. Net profits is defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs. The Lannett-Elite Product Alliance has an initial term of three years and automatically renews for one year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least six months’ prior written notice and it permits Elite or Lannett to terminate with regard to a product if at any time after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $300,000 for a six month sales period.

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

Please note that, while the FDA is required to review applications within certain timeframes, during the review process, the FDA frequently requests that additional information be submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is actually approved, there can be no assurances that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of our developed products are also subject to FDA regulation. Based on the foregoing, it is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product. In addition, there can be no assurances of the Company filing the required application(s) with the FDA or of the FDA approving such application(s) if filed, and the Company’s ability to successfully develop and commercialize products incorporating its abuse deterrent technology is subject to a high level of risk as detailed in “Item 1A-Risk Factors-Risks Related to our Business” of the Annual Report on Form 10-K filed with the SEC on June 21, 2019.

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

Compliance with Environmental Laws

We are subject to comprehensive federal, state and local environmental laws and regulations that govern, among other things, air polluting emissions, wastewater discharges, solid and hazardous waste disposal, and the remediation of contamination associated with current or past generation handling and disposal activities, including the past practices of corporations as to which we are the legal successor or in possession. We do not expect that compliance with such environmental laws will have a material effect on our capital expenditures, earnings, or competitive position in the foreseeable future. There can be no assurance, however, that future changes in environmental laws or regulations, administrative actions or enforcement actions, or remediation obligations arising under environmental laws will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

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

In addition to competitors that are developing products based on drug delivery technologies, there are also companies that have announced that they are developing opioid abuse-deterrent products that might compete directly or indirectly with Elite’s products. These include, but are not limited to Pfizer Inc., Collegium Pharmaceuticals, Inc., and Purdue Pharma LP

We also face competition in the generic pharmaceutical market. The principal competitive factors in the generic pharmaceutical market include: (i) introduction of other generic drug manufacturers’ products in direct competition with our products under development, (ii) introduction of authorized generic products in direct competition with any of our products under development, particularly if such products are approved and sold during exclusivity periods, (iii) consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups, (iv) ability of generic competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits, (v) the willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, (vi) pricing pressures and product deletions by competitors, (vii) a company’s reputation as a manufacturer and distributor of quality products, (viii) a company’s level of service (including maintaining sufficient inventory levels for timely deliveries), (ix) product appearance and labeling and (x) a company’s breadth of product offerings.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP, and our discussion and analysis of its financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 –Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q describes the significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Results of Operations

The following set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Three months ended June 30,2019 compared to June 30, 2018

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
Manufacturing fees	$2,927,358	$1,541,858	$1,385,500	90%
Licensing fees	431,882	625,840	(193,958)	-31%
Total revenue	3,359,240	2,167,698	1,191,542	55%
Cost of revenue	2,060,286	1,576,399	483,887	31%
Gross profit	$1,298,954	$591,299	$707,655	120%

Gross profit - percentage	39%	27%

Total revenues for the three-month period ended June 30, 2019 increased by $1.2 million or 55%, to $3.4 million, as compared to $2.2 million, for the corresponding period in 2018 primarily due to the launch of Amphetamine IR Tablets in April 2019 and increased sales of Naltrexone during the three month period ended June 30, 2019 as compared to the three month period ended June 30, 2018.

Manufacturing fees increased by $1.4 million, or 90%, due to the launch of Amphetamine IR Tablets in April 2019 and increased sales of Naltrexone during the three month period ended June 30, 2019 as compared to the three month period ended June 30, 2018.

Licensing fees decreased by $0.2 million, or 31%. This decrease is primarily due to the timing of in market sales of Phentermine and Naltrexone, which are the primary drivers of licensing fees.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $0.5 million or 31%, to $2.1 million as compared to $1.6 million for the corresponding period in 2018. This increase was due in large part to the launch of Amphetamine IR Tablets in April 2019 and increased sales of Naltrexone during the three month period ended June 30, 2019 as compared to the three month period ended June 30, 2018.

Our gross profit margin was 39% during the three months ended June 30, 2019 as compared to 27% during the three months ended June 30, 2018. The increase in gross margin is due to margins earned on Amphetamine IR Tablets.

Operating expenses:

	For the Three Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
Operating expenses:
Research and development	$1,408,036	$1,326,628	$81,408	6%
General and administrative	681,476	882,812	(201,336)	-23%
Non-cash compensation	26,194	36,549	(10,355)	-28%
Depreciation and amortization	330,953	203,704	127,249	62%
Total operating expenses	$2,446,659	$2,449,693	$(3,034)	0%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Total operating expenses for the three-month period ended June 30, 2019 and 2018 remained relatively the same as the corresponding period in 2018 of $2.4 million.

Research and development costs for the three months ended June 30, 2019 was $1.4 million, an increase of $.01 million, or 6%, from $1.3 million of such costs for the comparable period of the prior year. The increase was a result of the timing and nature of product development activities during the three months ended June 30, 2019 as compared to the comparable period of the prior year.

General and administrative expenses for the three months ended June 30, 2019 were $0.7 million, a decrease of $0.2 million or 23% from $0.9 million of such costs for the comparable period of the prior year with such decrease being attributed in large part to reduced overhead headcounts and the effects of ongoing cost reduction and control initiatives.

Non-cash compensation expense for the three months ended June 30, 2019 and 2018 was $0.03 million and $0.04 million, respectively.

Depreciation and amortization expenses for the three months ended June 30, 2019 was $0.3 million, an increase of $0.1 million or 62% from $.2 million of such costs for the comparable period of the prior year. The increase was due to The increase was due to acquisitions of additional fixed assets as well as additional equipment being placed into service during the current fiscal year, in particular equipment required for compliance with new serialization regulations.

As a result of the foregoing, our loss from operations for the three months ended June 30, 2019 was $1.1 million, compared to a loss from operations of $1.7 million for the three months ended June 30, 2018.

Other income (expense):

	For the Three Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(97,670)	$(83,138)	$(14,532)	17%
Change in fair value of derivative instruments	1,522,031	252,511	1,269,520	503%
Interest income	3,046	1,255	1,791	143%
Other income (expense), net	$1,427,407	$170,628	$1,256,779	737%

Other income, net for the three months ended June 30, 2019 was a net other income of $1.4 million, an increase in net other income of $1.3 million from the net other income of $0.2 million for the comparable period of the prior year. The increase in other income was due to derivative income relating to changes in the fair value of our outstanding warrants during the quarter ended June 30, 2019. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net income for the three months ended June 30, 2019 was $0.3 million, compared to a net loss of $1.7 million for the comparable period of the prior year.

Change in value of convertible preferred share mezzanine equity:

There were no changes in the value of our convertible preferred stock, which is included in the calculation of net loss attributable to common shareholders for the three months ended June 30, 2019, and June 30, 2018.

Liquidity and Capital Resources

Capital Resources

	June 30, 2019	March 31, 2019	Change
Current assets	$8,531,974	$8,856,542	$(324,568)
Current liabilities	$7,611,460	$6,906,132	$705,328
Working capital	$920,514	$1,950,410	$(1,029,896)

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States applicable to a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2019 and 2018, the Company recorded a net loss from operations of approximately $1.1 million and $1.9 million, respectively. For the three months ended June 30, 2019 and 2018, the Company recorded a net increase in cash of approximately $0.3 million and a net decrease in cash of $1.5 million, respectively. Furthermore, during the three months ended March 31, 2019, the Company realized a net decrease in working capital, defined as current assets less current liabilities, of approximately $1.1 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

In connection with the preparation of the financial statements for the three months ended March 31, 2019, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance, or the date the financial statements were available for issuance, noting that there did appear to be evidence of substantial doubt of its ability to continue as a going concern. To continue as a going concern, the Company will need to do some or all of the following, without limitation: obtain additional financing, increase sales of existing products, bring additional products in the pipeline to market and/or reduce expenses. the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Please also note that while the equity line available under the 2017 LPC Purchase Agreement had approximately $36 million available for purchase of shares of Common Stock, the ability of the Company to access these funds is strongly and directly correlated to the trading price of Common Stock in the OTC Market. Accordingly, absent an increase in the such trading price of Common Stock, to a price that is significantly above the closing price of $0.044 on June 30, 2019, the Company will be unable to realize a significant portion of the remaining equity line through sales of Common Stock to Lincoln Park pursuant to the 2017 LPC Purchase Agreement, resulting in substantial doubt as to the availability of adequate financial resources required for continued operations on a going concern basis.

Our working capital (total current assets less total current liabilities) decreased by $1.1 million from $2.0 million as of March 31, 2019 to $0.9 million as of June 30, 2019, with such decrease being primarily related to the loss from operations of $1.1 million.

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

In addition, the Company had previously received Notices of Default from the Trustee of the NJEDA Bonds as a result of the utilization of the debt service reserve being used to pay interest payments as well as the company’s failure to make scheduled principal payments. All monetary defaults were cured during Fiscal 2015 and the Company is current on all NJEDA Bond interest and principal payments. See “NJEDA Bonds” below and the Risk Factor in Part I, Item 1A entitled “A notice of default was issued by the New Jersey Economic Development Authority in relation to prior obligations of our tax-exempt bonds. Although we are current in our payments under these bonds, If the principal balances due under these bonds are accelerated pursuant to the notice of default, our ability to operate in the future will be materially and adversely affected”.

Summary of Cash Flows:

	For the Three Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$188,273	$(1,709,595)
Net cash used in investing activities	(2,978)	(178,558)
Net cash provided by financing activities	114,010	354,223

Net cash used in operating activities for the three months ended June 30, 2019 was $0.2 million, which included net income of $0.3 million and change in fair value of derivative financial instruments – warrants of $1.5 million (non-cash). These instances of increases in cash are offset by non-cash expenses including depreciation and amortization of $0.3 million, non-cash compensation accrued of $0.2 million, non-cash compensation from the issuance of options of $0.03 million, as well as changed in operating assets and liabilities of $0.9 million.

Net cash provided by financing activities was $0.1 million for the three months ended June 30, 2019 which consist primarily from proceeds from the issuance of common stock pursuant to the 2017 LPC Purchase Agreement (see below).

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

In connection with the 2017 LPC Purchase Agreement, the Company issued to Lincoln Park 5,540,551 shares of common stock and the Company is required to issue up to 5,540,551 additional shares of common stock pro rata as the Company requires Lincoln Park to purchase shares under the 2017 LPC Purchase Agreement over the term of the agreement. Lincoln Park has represented to us, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)). We sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

As of June 30, 2019, the Company sold 4,000,000 shares of its common stock for proceeds totaling $340,300 in connection with the 2017 LPC Purchase Agreement with Lincoln Park. In addition, as of June 30, 3019, the Company issued 47,136 shares of its Common Stock as additional commitment shares pursuant to the 2017 LPC Purchase Agreement.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, specifically with respect to insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions due to limited personnel and resources that were disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the end of the period covered by this Quarterly Report. As of March 31, 2019, we identified a material weakness related to the ineffective review and verification of internally prepared reports and analyses utilized in the financial closing process, that was disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Remediation Efforts to Address Material Weaknesses

We intend to revise the existing control environment documentation, designing and implementing controls, policies and procedure documentation that is consistent with our current personnel, resources and capabilities. Please note that these material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time, allowing management, through testing, to reach a conclusion on such controls design and operational efficacy. There is also a strong direct correlation between resources and our ability to remediate, in accordance with COSO criteria, the above referenced material weaknesses in internal controls. Accordingly, improvement in our financial position is a critical component of our ability to achieve effective disclosure controls and procedures. As such, the Company has taken steps to hire additional resources for the accounting and finance function to help remediate identified material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDURES

Pending Litigation

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Annual Shareholders’ Meeting. The Company will be holding an annual shareholders’ meeting on or about December 3, 2019 (the “2019 Annual Meeting”). Shareholders may submit written proposals to the Company on matters appropriate for shareholder action at the 2019 Annual Meeting by following the rules of the SEC and the requirements of the Company’s Amended and Restated Bylaws (the “Bylaws”). The Company must receive proposals intended for inclusion in its proxy statement and proxy card for the 2019 Annual Meeting no later than September 3, 2019. Any such proposal when submitted must be in full compliance with applicable law, including Rule 14a-8 of the Exchange Act, and the Company’s Bylaws. Additionally, the Company’s Bylaws permit shareholders to propose business to be considered and to nominate Directors for election by the shareholders at future annual meetings. To propose business or to nominate a Director for the 2019 Annual Meeting pursuant to the provisions of the Bylaws not for inclusion in the proxy statement and proxy card for that meeting, the Shareholder must deliver written notice to the Company on or before August 19, 2019 setting forth the information required to be included in such notice under the Company’s. Any such proposal or nomination when submitted must be in full compliance with the Company’s Bylaws.

If a Shareholder gives notice of a proposal or a nomination after the applicable deadline specified above, the notice will not be considered timely, and the Shareholder will not be permitted to present the proposal or the nomination to the Shareholders for a vote at the meeting.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

3.1(c)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(d)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

3.1(e)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

4.1	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.2	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.3	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.4	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.5	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.6	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.10	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.11	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.12	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.13	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.14	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.15	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.16	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.17	Manufacturing & Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011, incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K, for the period ended March 31, 2011 and filed with the SEC on June 29, 2011 (Confidential Treatment granted with respect to portions of the Agreement).

10.18	Letter Agreement between the Company and ThePharmaNetwork LLC, dated September 21, 2012 incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012 (Confidential Treatment granted with respect to portions of the Agreement).

10.19	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.20	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.21	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.22	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.23	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.24	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.25	February 7, 2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.26	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.27	January 19, 2015 Second Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 and First Amendment to the TPN-Elite Manufacturing and Supply Agreement dated September 21, 2012, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A for the period ended September 30, 2012, and filed with the SEC on November 17, 2016. Confidential Treatment granted with respect to portions of the Agreement.

10.28	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.29	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.30	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on July 11, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.31	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.

10.32	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.33	August 9, 2016 Amendment to Manufacturing and Supply Agreement between the Company and ThePharmaNetwork, LLC, dated as of June 23, 2011 incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016.

10.34	July 20, 2015 Third Amendment to TPN-Elite Manufacturing and Supply Agreement dated June 23, 2011 incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.35	Purchase Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.36	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.37	April 28, 2017 Exchange Agreement between the Company and Nasrat Hakim, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28. 2017.

10.38	May 2017 Trimipramine Acquisition Agreement from Mikah Pharma, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.39	May 2017 Secured Promissory Note from the Company to Mikah Pharma, incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.40	May 2017 Security Agreement between the Company to Mikah Pharma, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.41	May 2017 Assignment of Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.42	May 2017 Assignment of Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.43	Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.44	Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.45	Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. And SunGen dated July 6, 2017, incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.46	Second Amendment To Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.47	First Amendment To Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.48	May 29, 2018 License, Manufacturing and Supply Agreement with Glenmark Pharmaceuticals Inc. USA, incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and filed with the SEC on June 14, 2018. (Confidential treatment granted with respect to portions of the Agreement).

10.49	License, Supply And Distribution Agreement effective April 9, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.50	License, Supply And Distribution Agreement effective March 6, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.51	Development Agreement effective December 3, 2018 by and between Mikah Pharma LLC and Elite Laboratories, Inc., incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

August 9, 2019	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 9, 2019	By:	/s/ Carter J. Ward
Carter J. Ward Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)