Form 10-Q
period 2019-09-30
ELITE PHARMACEUTICALS INC /NV/
filed 2019-11-12
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 832,942,060 shares of common stock were issued, and 832,842,060 shares of common stock were outstanding as of November 5, 2019.

		PAGE
PART I	FINANCIAL INFORMATION	F-1

ITEM 1.	Financial Statements	F-1
	Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and March 31, 2019 (Audited)	F-1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2019 and 2018 (Unaudited)	F-3
	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the Three and Six Months Ended September 30, 2019 and 2018 (Unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2019, and 2018 (Unaudited)	F-6
	Notes to the Unaudited Condensed Consolidated Financial Statements	F-7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	23
ITEM 4.	Controls and Procedures	23

PART II	OTHER INFORMATION	24

ITEM 1.	Legal Proceedings	24
ITEM 1A.	Risk Factors	24
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
ITEM 3.	Defaults Upon Senior Securities	24
ITEM 4.	Mine Safety Disclosures	24
ITEM 5.	Other Information	24
ITEM 6.	Exhibits	25

SIGNATURES		29

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	March 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$2,256,388	$2,277,643
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	2,030,055	1,321,805
Inventory	3,732,222	4,515,723
Prepaid expenses and other current assets	97,735	741,371
Total current assets	8,116,400	8,856,542

Property and equipment, net of accumulated depreciation of $10,307,266 and $9,651,718, respectively	7,845,911	8,443,849

Intangible assets, net of accumulated amortization of $-0-, respectively	6,634,035	6,634,035

Operating lease - right to use asset	460,114	-

Other assets:
Restricted cash - debt service for NJEDA bonds	401,473	398,125
Security deposits	75,534	69,383
Total other assets	477,007	467,508

Total assets	$23,533,467	$24,401,934

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,729,856	$1,375,347
Accrued expenses	4,051,473	3,713,601
Deferred revenue, current portion	680,000	1,013,333
Bonds payable, current portion, net of bond issuance costs	90,822	80,822
Loans payable, current portion	361,182	573,029
Lease obligation - operating lease	199,867	-
Customer deposits	55,653	150,000
Total current liabilities	7,168,853	6,906,132

Long-term liabilities:
Deferred revenue, net of current portion	65,557	238,890
Bonds payable, net of current portion and bond issuance costs	1,329,400	1,427,315
Senior secured promissory note - related party	1,200,000	1,200,000
Loans payable, net current portion	597,457	699,269
Lease obligation - operating lease, net of current portion	273,313	-
Derivative financial instruments - warrants	2,018,830	2,487,830
Other long-term liabilities	34,397	46,402
Total long-term liabilities	5,518,954	6,099,706

Total liabilities	12,687,807	13,005,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

	September 30, 2019	March 31, 2019
	(Unaudited)	(Audited)
Mezzanine equity

Series J convertible preferred stock; par value $0.01; 50 shares authorized, 24.0344 issued and outstanding as of September 30, 2019 and March 31, 2019, respectively	13,903,960	13,903,960

Shareholders' deficit:
Common stock; par value $0.001; 995,000,000 shares authorized; 832,942,060 shares issued and 832,842,060 outstanding as of September 30, 2019; 824,946,559 shares issued and 824,846,559 shares outstanding as of March 31, 2019	832,944	824,949
Additional paid-in capital	149,537,695	148,780,087
Treasury stock; 100,000 shares as of September 30, 2019 and March 31, 2019; at cost	(306,841)	(306,841)
Accumulated deficit	(153,122,098)	(151,806,059)
Total shareholders' deficit	(3,058,300)	(2,507,864)
Total liabilities, mezzanine equity and shareholders' deficit	$23,533,467	$24,401,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
Manufacturing fees	$4,169,346	$806,487	$7,096,704	$2,348,345
Licensing fees	465,641	556,562	897,523	1,182,402
Total revenue	4,634,987	1,363,049	7,994,227	3,530,747
Cost of revenue	3,306,256	542,551	5,366,542	2,118,950
Gross profit	1,328,731	820,498	2,627,685	1,411,797

Operating expenses:
Research and development	637,489	2,455,466	2,045,525	3,782,094
General and administrative	798,572	614,937	1,480,048	1,497,749
Non-cash compensation through issuance of stock options	15,522	36,545	41,716	73,094
Depreciation and amortization	331,680	366,522	662,633	570,226
Total operating expenses	1,783,263	3,473,470	4,229,922	5,923,163

Loss from operations	(454,532)	(2,652,972)	(1,602,237)	(4,511,366)

Other (expense) income:
Interest expense and amortization of debt issuance costs	(91,465)	(106,002)	(189,135)	(189,140)
Change in fair value of derivative instruments	(1,053,031)	173,860	469,000	426,371
Interest income	5,287	1,582	8,333	2,837
Other (expense) income, net	(1,139,209)	69,440	288,198	240,068

Loss from operations before income tax	(1,593,741)	(2,583,532)	(1,314,039)	(4,271,298)

Income tax provision	(2,000)	-	(2,000)	-

Net loss attributable to common shareholders	$(1,595,741)	$(2,583,532)	$(1,316,039)	$(4,271,298)

Basic net loss per share attributable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Diluted net loss per share attributable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic weighted average Common Stock outstanding	829,394,203	812,256,006	828,466,951	807,677,777

Diluted weighted average Common Stock outstanding	829,394,203	812,256,006	828,466,951	807,677,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance as of March 31, 2019	824,946,559	$824,949	$148,780,087	100,000	$(306,841)	$(151,806,059)	$(2,507,864)

Net income	-	-	-	-	-	279,702	279,702

Common Stock sold pursuant to the Lincoln Park purchase agreement	4,000,000	4,000	336,300	-	-	-	340,300

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	47,136	47	4,153	-	-	-	4,200

Costs associated with raising capital	-	-	(4,200)	-	-	-	(4,200)

Non-cash compensation through the issuance of employee stock options	-	-	26,194	-	-	-	26,194

Balance at June 30, 2019	828,993,695	$828,996	$149,142,534	100,000	$(306,841)	$(151,526,357)	$(1,861,668)

Net loss	-	-	-	-	-	(1,595,741)	(1,595,741)

Common Stock sold pursuant to the Lincoln Park purchase agreement	3,895,233	3,895	379,692	-	-	-	383,587

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	53,132	53	5,915	-	-	-	5,968

Costs associated with raising capital	-	-	(5,968)	-	-	-	(5,968)

Non-cash compensation through the issuance of employee stock options	-	-	15,522	-	-	-	15,522

Balance at September 30, 2019	832,942,060	$832,944	$149,537,695	100,000	$(306,841)	$(153,122,098)	$(3,058,300)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(continued)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2018	802,626,761	$802,629	$146,602,502	100,000	$(306,841)	$(142,526,738)	$4,571,552

Net loss	-	-	-	-	-	(1,687,766)	(1,687,766)

Common Stock sold pursuant to the Lincoln Park purchase agreement	2,000,000	2,000	166,170	-	-	-	168,170

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	23,297	23	2,161	-	-	-	2,184

Costs associated with raising capital	-	-	(2,161)	-	-	-	(2,161)

Non-cash compensation through the issuance of employee stock options	-	-	36,549	-	-	-	36,549

Balance at June 30, 2018	804,650,058	$804,652	$146,805,221	100,000	$(306,841)	$(144,214,504)	$3,088,528

Net loss	-	-	-	-	-	(2,583,532)	(2,583,532)

Common Stock sold pursuant to the Lincoln Park purchase agreement	12,142,083	12,142	1,215,972	-	-	-	1,228,114

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	170,108	171	17,962	-	-	-	18,133

Costs associated with raising capital	-	-	(18,160)	-	-	-	(18,160)

Non-cash compensation through the issuance of employee stock options	-	-	36,545	-	-	-	36,545

Balance at September 30, 2018	816,962,249	$816,965	$148,057,540	100,000	$(306,841)	$(146,798,036)	$1,769,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,316,039)	$(4,271,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	662,637	530,652
Amortization of operating leases - right to use assets	(93,974)	-
Change in fair value of derivative financial instruments - warrants	(469,000)	(426,371)
Non-cash compensation accrued	492,755	1,191,339
Non-cash compensation through the issuance of employee stock options	41,716	73,094
Non-cash rent expense and lease accretion	1,036	3,151
Change in operating assets and liabilities:
Accounts receivable	(708,250)	(339,967)
Inventory	783,501	412,059
Prepaid expenses and other current assets	637,485	779,835
Accounts payable, accrued expenses and other current liabilities	199,714	(834,553)
Deferred revenue and customer deposits	(601,036)	(506,666)
Lease obligations-operating leases	93,930	-
Net cash used in operating activities	(275,525)	(3,388,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,148)	-
Net cash used in investing activities	(3,148)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock	723,887	1,396,280
Payment of bond principal	(95,000)	(90,000)
Other loan payments	(368,121)	(388,767)
Net cash provided by financing activities	260,766	917,513

Net change in cash and restricted cash	(17,907)	(2,471,212)

Cash and restricted cash, beginning of period	2,675,768	7,570,803

Cash and restricted cash, end of period	$2,657,861	$5,099,591

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$129,649	$24,044
Financing of equipment purchases and insurance renewal	$54,462	$375,194
Commitment shares issued to Lincoln Park Capital	$10,168	$20,321
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$554,088	$-

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire year.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Going Concern

At September 30, 2019, the Company had unrestricted cash balances totaling $2,256,388. The Company has incurred losses and negative cash flows from operations, including operating losses of $454,532 and $2,652,972 for the three months ended September 30, 2019 and 2018, respectively, and $1,602,237 and $4,511,366 for the six months ended September 30, 2019 and 2018, respectively. In addition, overall working capital, defined as current assets minus current liabilities decreased by $1,002,863 as of September 30, 2019.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2019.

In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the customer’s products occurs.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
NDA:
Licensing fees	$250,000	$250,000	$500,000	$500,000
Total NDA revenue	250,000	250,000	500,000	500,000
ANDA:
Manufacturing fees	$4,169,346	$806,487	$7,096,704	$2,348,345
Licensing fees	215,641	306,562	397,523	682,402
Total ANDA revenue	4,384,987	1,113,049	7,494,227	3,030,747
Total revenue	$4,634,987	$1,363,049	$7,994,227	$3,530,747

Collaborative Arrangements

Contracts are considered to be collaborative arrangements when they satisfy the following criteria defined in ASC 808, Collaborative Arrangements:

●	The parties to the contract must actively participate in the joint operating activity; and,

●	The joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful.

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

Restricted Cash

As of September 30, 2019, and March 31, 2019, the Company had $401,473 and $398,125 of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

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

As of September 30, 2019, the Company did not identify any indicators of impairment.

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

Earnings (Loss) Per Share Attributable to Common Shareholders’

The Company follows ASC 260, Earnings Per Share , which requires presentation of basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS excluded all potential dilutive shares if their effect was anti-dilutive.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net loss attributable to common shareholders – basic	$(1,595,741)	$(2,583,532)	$(1,316,039)	$(4,271,298)
Effect of dilutive instrument on net loss	-	-	-	-
Net loss attributable to common shareholders - diluted	$(1,595,741)	$(2,583,532)	$(1,316,039)	$(4,271,298)

Denominator
Weighted average shares of common stock outstanding - basic	829,394,203	812,256,006	828,466,951	807,677,777

Dilutive effect of stock options, warrants and convertible securities	-	-	-	-

Weighted average shares of common stock outstanding – diluted	829,394,203	812,256,006	828,466,951	807,677,777

Net loss per share attributable to common shareholders
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Liabilities
Derivative financial instruments – warrants	$2,018,830	$-	$-	$2,018,830

March 31, 2019
Liabilities
Derivative financial instruments – warrants	$2,487,830	$-	$-	$2,487,830

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

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842 ) in February 2016 and subsequent ASUs in 2018 and 2019 (collectively referred to as “Topic 842”) on the treatment of leases, which guidance is effective for annual reporting periods beginning after December 15, 2019 and early adoption is permitted. Under Topic 842, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Entities are allowed to apply Topic 842 using a modified retrospective approach either (1) retrospectively to each reporting period presented in the financial statements with the cumulative effect adjustment recognized at the beginning of the earliest comparative period; or (2) retrospectively at the beginning of the period of adoption through a cumulative-effective adjustment. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.

On April 1, 2019, the Company adopted Topic 842 using the modified retrospective basis with a cumulative-effect adjustment at the beginning of the period of adoption and therefore did not revise prior period information or disclosure. Further, the Company elected the package of practical expedients upon transition that allows the Company not to reassess the lease classification for expired and existing leases, whether initial direct costs qualify for capitalization for any expired or existing leases or whether any expired contracts are or contain leases. The adoption of ASU 2016-02 resulted in the recognition of operating leases and lease liabilities of approximately $0.6 million on the condensed consolidated balance sheet as of April 1, 2019. The operating leases and lease liabilities relate to a real estate lease.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The impact of the adoption of Topic 842 on the accompanying condensed consolidated balance sheet as of April 1, 2019 was as follows:

	March 31, 2019	Adoption Adjustment	April 1, 2019
Operating lease - right of use	$-	$554,088	$554,088
Deferred rent liability	13,022	(13,022)	-
Lease obligation - operating lease	-	191,817	191,817
Lease obligation - operating lease, net of current portion	-	375,293	375,293

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

NOTE 2. INVENTORY

Inventory consisted of the following:

	September 30, 2019	March 31, 2019
Finished goods	$5,156	$575,699
Work-in-progress	313,025	189,069
Raw materials	3,414,041	3,750,955
	3,732,222	4,515,723
Less: Inventory reserve	-	-
	$3,732,222	$4,515,723

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2019	March 31, 2019
Land, building and improvements	$5,260,523	$5,260,523
Laboratory, manufacturing, warehouse and transportation equipment	12,135,950	12,078,340
Office equipment and software	373,601	373,601
Furniture and fixtures	383,103	383,103
	18,153,177	18,095,567
Less: Accumulated depreciation	(10,307,266)	(9,651,718)
	$7,845,911	$8,443,849

Depreciation expense was $328,140 and $313,395 for the three months, and $655,548 and $613,562 for the six months, ended September 30, 2019 and 2018, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	September 30, 2019
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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize the Company’s bonds payable liability:

	September 30, 2019	March 31, 2019
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,575,000	$1,670,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(105,000)	(95,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,470,000	$1,575,000

Bond offering costs	$354,453	$354,453
Less: Accumulated amortization	(199,676)	(192,591)
Bond offering costs, net	$154,777	$161,862

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$105,000	$95,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$90,822	$80,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$1,470,000	$1,575,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(140,600)	(147,685)
Long term portion of bonds payable, net of bond offering costs	$1,329,400	$1,427,315

Amortization expense was $3,540 and $3,544 for the three months, and $7,085 and $7,090 for the six months, ended September 30, 2019 and 2018, respectively.

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	September 30, 2019	March 31, 2019
Equipment and insurance financing loans payable, between 3.5% and 12.73% interest and maturing between March 2019 and July 2024	$958,639	$1,272,298
Less: Current portion of loans payable	(361,182)	(573,029)
Long-term portion of loans payable	$597,457	$699,269

The interest expense associated with the loans payable was $20,792 and $27,599 for the three months, and $44,879 and $58,720 for the six months, ended September 30, 2019 and 2018, respectively.

NOTE 7. RELATED PARTY SECURED PROMISSORY NOTE WITH MIKAH PHARMA LLC

For consideration of the assets acquired on May 15, 2017, the Company issued a Secured Promissory Note (the “Note”) to Mikah for the principal sum of $1,200,000. The Note matures on December 31, 2020 in which the Company shall pay the outstanding principal balance of the Note. Interest shall be computed on the unpaid principal amount at the per annum rate of ten percent (10%); provided, upon the occurrence of an Event of Default as defined within the Note, the principal balance shall bear interest from the date of such occurrence until the date of actual payment at the per annum rate of fifteen percent (15%). All interest payable hereunder shall be computed on the basis of actual days elapsed and a year of 360 days. Installment payments of interest on the outstanding principal shall be paid as follows: quarterly commencing August 1, 2017 and on November 1, February 1, May 1 and August 1 of each year thereafter. No principal or interest payments have been made on the Note since its issuance. All unpaid principal and accrued but unpaid interest shall be due and payable in full on the Maturity Date. The interest expense associated with the Note was $30,000 for the three months and $60,000 for the six months ended September 30, 2019 and 2018, respectively. Accrued interest due and owing on this note was $285,000 and $225,000 as of September 30, 2019 and March 31, 2019, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $745,557 as of September 30, 2019, were comprised of a current component of $680,000 and a long-term component of $65,557. Deferred revenues in the aggregate amount of $1,252,223 as of March 31, 2019, were comprised of a current component of $1,013,333 and a long-term component of $238,890. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Lease assets and liabilities are classified as follows on the condensed consolidated balance sheet at September 30, 2019:

Lease	Classification	As of September 30, 2019
Assets
Operating	Operating lease – right to use asset	$460,114
Total leased assets		$460,114

Liabilities
Current
Operating	Lease obligation – operating lease	$199,867

Long-term
Operating	Lease obligation – operating lease, net of current portion	273,313
Total lease liabilities		$473,180

Rent expense is recorded on the straight-line basis. Rent expense under the 135 Ludlow Ave. modified lease for the three months ended September 30, 2019 and 2018 was $54,888 and $54,909, and $109,776 and $109,818 for the six months ended September 30, 2019 and 2018, respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations. The table below show the future minimum rental payments, exclusive of taxes, insurance and other costs, under the 135 Ludlow Ave. modified lease:

Years ending March 31,	Amount
2020 — Remaining	$110,874
2021	225,063
2022	171,315
Total future minimum lease payments	507,252
Less: interest	(34,072)
Present value of lease payments	$473,180

The weighted-average remaining lease term and the weighted-average discount rate of our lease was as follows:

Lease Term and Discount Rate	September 30, 2019
Remaining lease term (years)
Operating leases	2.3

Discount rate
Operating leases	6%

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of September 30, 2019, and March 31, 2019, the Company had a liability of $34,397 and $33,383 respectively and recorded as a component of other long-term liabilities.

NOTE 10. MEZZANINE EQUITY

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, 24.0344 shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of September 30, 2019.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The issued shares were pursuant to an Exchange Agreement with Nasrat Hakim, (“Hakim”) a related party and the Company’s President, CEO and Chairman of the Board of Directors Pursuant to the Exchange Agreement the Company exchanged 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of common stock at $0.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of common stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of common stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2019 (See Note 11).

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

If upon any Conversion Date there is not a sufficient number of authorized shares of Common Stock (that are not issued, outstanding or reserved for issuance) available to effect the entire conversion of the then outstanding shares of Series J Preferred Stock and the then outstanding common stock purchase warrants issued in conjunction therewith (an “Authorized Share Deficiency”), such conversion shall not exceed the Issuable Maximum (as defined in the Series J COD); however, the Company shall use its best efforts to obtain shareholder approval within two (2) years of the date of first issuance of Series J Preferred Stock to permit the balance of the conversion. If shareholder approval is not obtained due to an insufficient number of shareholder votes for passage, the Company shall continue to solicit for shareholder approval annually thereafter. As of September 30, 2019, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion, notwithstanding that the earliest possible Conversion Date is April 28, 2020.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the Series J Preferred issued by the Company pursuant to the exchange agreement was calculated using a Monte Carlo Simulation of stock price and expected future behaviors related to shareholder approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

April 28, 2017
Fair value of the Company's common stock	$0.1521
Conversion price	$0.1521
Number of Series J Preferred issued	24.0344
Fully diluted shares outstanding as of measurement date	923,392,780
Risk-free rate	2.30%
Volatility	90%
Shareholder approval threshold	$0.1521
Probability of approval is ending stock price is greater than threshold - midpoint	82.50%
Probability of approval is ending stock price is less than threshold - midpoint	17.50%
Trials	200,000

Authorized, issued and outstanding shares, along with carrying value and change in value are as follows:

	September 30, 2019	March 31, 2019
Shares authorized	50.000	50.000
Shares outstanding	24.0344	24.0344
Par value	$0.01	$0.01
Stated value	$1,000,000	$1,000,000
Conversion price	$0.1521	$0.1521
Common Stock to be issued upon conversion	158,017,321	158,017,321
Carrying value of Series J convertible preferred stock	$13,903,960	$13,903,960

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

A summary of warrant activity is as follows:

	September 30, 2019		March 31, 2019
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	79,008,661	$0.1521	79,008,661	$0.1521

Warrants granted pursuant to the issuance of Series J convertible preferred shares	-	-	-	-

Warrants exercised, forfeited and/or expired, net	-	-	-	-

Balance at end of period	79,008,661	$0.1521	79,008,661	$0.1521

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the warrants issued prior to Fiscal 2018, were all calculated using the Black-Scholes model and the following assumptions:

March 31, 2017
Fair value of the Company’s common stock	$0.15
Volatility (based on the Company’s historical volatility)	72.5% - 73.1%
Exercise price	$0.0625
Estimated life (in years)	1.0 - 1.1
Risk free interest rate (based on 1-year treasury rate)	1.02% - 1.03%

On April 28, 2017, the Company entered into an exchange agreement (the “Exchange Agreement” ) with Nasrat Hakim, the Chairman of the Board, President, and Chief Executive Officer of the Company, pursuant to which the Company issued to Mr. Hakim 23.0344 shares of its newly designated Series J Convertible Preferred Stock ( “Series J Preferred ”) and Warrants to purchase an aggregate of 79,008,661 shares of its Common Stock (the “Series J Warrants” and, along with the Series J Preferred issued to Mr. Hakim, the “Securities”) in exchange for 158,017,321 shares of Common Stock owned by Mr. Hakim. The fair value of the Series J Warrants was determined to be $6,474,674 upon issuance at April 28, 2017.

The Series J Warrants are exercisable for a period of 10 years from the date of issuance, commencing on the earlier of (i) the date that Shareholder Approval is obtained, and the requisite corporate action has been effected; or (ii) April 28, 2020. The initial exercise price is $0.1521 per share and the Series J Warrants can be exercised for cash or on a cashless basis. The exercise price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then exercise price. Such exercise price adjustment feature prohibits the Company from being able to conclude the warrants are indexed to its own stock and thus such warrants are classified as liabilities and measured initially and subsequently at fair value. The Series J Warrants also provide for other standard adjustments upon the happening of certain customary events. The Series J Warrants are not exercisable during any period when an Authorized Share Deficiency exists and will expire on the expiry date, without regards to the existence of an Authorized Shares Deficiency (see Note 10). As of September 30, 2019, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion of the Series J Preferred, therefore the Series J Warrants are not currently exercisable. Please also see Note 10.

The fair value of the warrants issued by the Company pursuant to the issuance of Series J convertible preferred shares (79,008,661 warrant shares) was calculated using a Monte Carlo Simulation because of the probability assumptions associated with the Shareholder Approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

	September 30, 2019	March 31, 2019
Fair value of the Company's common stock	$0.0857	$0.9900
Initial exercise price	$0.1521	$0.1521
Number of common warrants	79,008,661	79,008,661
Fully diluted shares outstanding as of measurement date	832,942,060	824,946,559
Warrant term (in years)	7.58	8.08
Risk-free rate	1.63%	2.35%
Volatility	90.00%	90.00%
Shareholder approval threshold	$0.1580	$0.1580
Probability of approval is ending stock price is greater than threshold - midpoint	82.50%	82.50%
Probability of approval is ending stock price is greater than threshold - midpoint	17.50%	17.50%
Trials	100,000	100,000
Fair value of derivative financial instruments - warrants	$2,018,830	$2,487,830

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the six months ended September 30, 2019 were as follows:

Outstanding at March 31, 2019	$2,487,830
Change in fair value of derivative financial instruments - warrants	(469,000)
Balance at September 30, 2019	$2,018,830

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

Under the terms and subject to the conditions of the 2017 LPC Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase up to $40 million in shares of common stock, subject to certain limitations, from time to time, over the 36-month period commencing on June 5, 2017. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 500,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 1,000,000 shares, depending upon the closing sale price of the common stock (such purchases, “ Regular Purchases ”). However, in no event shall a Regular Purchase be more than $1,000,000. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases under certain circumstances. In the case of both Regular Purchases and accelerated purchases, the purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring during the business days used to compute the purchase price. Sales of shares of common stock to Lincoln Park under the 2017 LPC Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of common stock.

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

During the six months ended September 30, 2019, a total of 7,895,233 shares were sold to Lincoln Park pursuant to the 2017 LPC Agreement for net proceeds totaling $723,887. In addition, 100,268 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement. During the six months ended September 30, 2018, a total of 14,142,083 shares were sold to Lincoln Park pursuant to the 2017 LPC Agreement for net proceeds totaling $1,396,284. In addition, 193,405 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement.

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

During the six months ended September 30, 2019, the Company did not issue any shares of common stock to its Directors in payment of director’s fees.

During the six months ended September 30, 2019, the Company accrued director’s fees totaling 45,000, which will be paid via cash payments totaling $15,000 and the issuance of 413,854 shares of Common Stock.

As of September 30, 2019, the Company owed its Directors a total of $52,500 in cash payments and 1,207,470 shares of Common Stock in payment of director fees totaling $157,500 due and owing. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

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

During the six months ended September 30, 2019, the Company did not issue any shares pursuant to employment contracts with the Company’s President and Chief Executive Officer, Chief Financial Officer or certain other employees. During the six months ended September 30, 2019, the Company did not issue any shares pursuant to the engagement contracts with certain consultants.

As of September 30, 2019, the Company accrued salaries totaling $402,500 owed to the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees which will be paid via the issuance of 4,967,480 shares of Common Stock.

As of September 30, 2019, the Company owed its President and Chief Executive Officer, Chief Financial Officer and certain other employees’ salaries totaling $1,908,750 which will be paid via the issuance of 19,650,002 shares of Common Stock.

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

			Weighted Average
	Shares	Weighted Average	Remaining Contractual	Aggregate
	Underlying Options	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at April 1, 2019	6,158,000	$0.15	5.0	$87,330
Forfeited and expired	(283,000)	$0.15	7.8	$-
Outstanding at September 30, 2019	5,875,000	$0.14	4.3	$-
Exercisable at September 30, 2019	5,541,668	$0.14	4.3	$-

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company common stock as of September 30, 2019 and March 31, 2019 of $0.09 and $0.10, respectively.

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Three customers accounted for approximately 87% of the Company’s revenues for the six months ended September 30, 2019. These three customers accounted for approximately 44%, 30%, and 13% of revenues each. The same three customers accounted for approximately 55%, 23%, and 11% of revenues each, respectively, for the three months ended September 30, 2019.

Two customers accounted for substantially all the Company’s revenues for the six months ended September 30, 2018. These two customers accounted for approximately 56% and 25% of revenues each, respectively. The same two customers accounted for approximately 58% and 32% of revenues each, respectively, for the three months ended September 30, 2018.

Accounts Receivable

Three customers accounted for approximately 84% the Company’s accounts receivable as of September 30, 2019. These three customers accounted for approximately 60%, 14% and 10% of accounts receivable each.

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2019. These four customers accounted for approximately 38%, 34%, 19%, and 4% of accounts receivable each.

Purchasing

Seven suppliers accounted for more than 85% of the Company’s purchases of raw materials for the six months ended September 30, 2019. Included in these seven suppliers were three suppliers that accounted for approximately 35%, 18%, and 15% of purchases each.

Seven suppliers accounted for more than 85% of the Company’s purchases of raw materials for the six months ended September 30, 2018. Included in these seven suppliers are two suppliers that accounted for approximately 43% and 13% of purchases each.

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
Operating Loss by Segment
ANDA	$759,049	$(410,581)	$106,654	$(546,502)
NDA	64,041	(268,665)	271,745	(506,027)
	$823,090	$(679,246)	$378,399	$(1,052,529)

The table below reconciles the Company’s operating loss by segment to loss from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
Operating loss by segment	$823,090	$(679,246)	$378,399	$(1,052,529)
Corporate unallocated costs	(793,672)	(1,421,985)	(1,000,789)	(2,444,344)
Interest income	5,287	1,582	8,333	2,837
Interest expense and amortization of debt issuance costs	(91,464)	(106,002)	(189,134)	(189,140)
Depreciation and amortization expense	(331,680)	(366,522)	(662,633)	(570,226)
Significant non-cash items	(154,271)	(185,219)	(319,215)	(444,267)
Change in fair value of derivative instruments	(1,053,031)	173,860	469,000	426,371
Loss from operations	$(1,593,741)	$(2,583,532)	$(1,316,039)	$(4,271,298)

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

On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for or SequestOx™. The mean Tmax (the amount of time that a drug is present at the maximum concentration in serum) of SequestOx™ was 4.6 hr. with a range of 0.5 hr. to 12 hr. and the mean Tmax of the comparator, Roxicodone®, was 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective for the study was to determine if the reformulated SequestOx™ had a similar Tmax to the comparator when taken with a high fat meal. Based on these results, the Company paused clinical trials for this formulation of SequestOx™. On January 30, 2018, the Company reported positive topline results from a pilot study conducted for a modified SequestOx™ wherein, based on the results of this pilot study, the modified SequestOx™ formulation is expected to achieve bioequivalence with a Tmax range equivalent to the reference product when conducted in a pivotal trial under fed conditions. The Company has provided the pilot data to the FDA, requesting clarification as to the requirements for resubmission of the NDA. The FDA has provided guidance for repeated bio-equivalence studies in order to bridge the new formulation to the original SequestOx™ studies and also extended our filing fee waiver until July 2020. Due to the prohibitive cost of such repeated bio-equivalence studies, the Company has paused development of this product.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On December 10, 2018, the Company received approval from the FDA for an ANDA filed for a generic version of Adderall®, an immediate-release mixed salt of a single entity amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate), with strengths of 5mg, 7.5mg. 10mg, 12.5mg, 15mg, 20mg, and 30mg tablets. The product is indicated for the treatment of Attention Deficit Hyperactivity Disorder (ADHD) and Narcolepsy. This approval represents the first FDA approval received for a product co-developed with SunGen under the SunGen Agreement. The first commercial shipment of this product occurred in April 2019. The product is currently marketed by Lannett Company Inc. (“Lannett”) under license granted pursuant a strategic marketing alliance dated March 11, 2019 (the “Lannett Alliance”).

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

Pursuant to Lannett-SunGen Product Alliance with Lannett Company Inc. (“Lannett”), Lannett will be the exclusive U.S. marketer and distributor for two generic products co-developed and co-owned by Elite and SunGen – Amphetamine IR Tablets and a second product which is an extended release CNS stimulant that is currently under review by the FDA. Elite will manufacture and Lannett will purchase the products from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees in excess of 50% of net profits, which will be shared equally with SunGen, pursuant to the SunGen Agreement. The Lannett-SunGen Product Alliance has an initial term of three years and automatically renews for one-year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least six months’ prior written notice, and it permits Elite or Lannett to terminate with regard to a product if at any time after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $300,000 for a six month sales period. In addition to manufacturing fees and license fees, Lannett will also pay a milestone, of $750,000 upon commercial launch of the extended release CNS stimulant product that is currently under review by the FDA. This milestone payment will be shared equally by Elite and SunGen, pursuant to the SunGen Agreement.

The first commercial shipment of Amphetamine IR Tablets, a generic version of Adderall®, with strengths of 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg, pursuant to the Lannett-SunGen Product Alliance occurred in April 2019.

Pursuant to the Lannett-Elite Product Alliance, Lannett will be the exclusive U.S. marketer and distributor for Dantrolene Capsules. Elite will manufacture and Lannett will purchase Dantrolene Capsules from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees in excess of 50% of net profits. Net profits is defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs. The Lannett-Elite Product Alliance has an initial term of three years and automatically renews for one-year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least six months’ prior written notice and it permits Elite or Lannett to terminate with regard to a product if at any time after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $300,000 for a six month sales period.

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

The Company received $150,000 from Mikah in January of 2019 as an advance payment for the purchase of pharmaceutical materials relating to future product development conducted pursuant to this agreement. This amount was recorded as a deposit and contained within the customer deposits financial statement line item on the condensed consolidated balance sheet. As of the date of this report, the Company has purchased raw materials with an aggregate cost of $397,500 pursuant to this agreement. As of September 30, 2019, the balance of the customer deposit from Mikah was $55,652 and was included in the financial statement line of customer deposits on the accompanying condensed consolidated balance sheet.

NOTE 21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 12, 2019, the date the accompanying financial statements were issued. The following are material subsequent events.

Common Stock issued and sold pursuant to the Lincoln Park Purchase Agreement

Subsequent to September 30, 2019 and up to November 12, 2019, a total of 505,755 shares of Common Stock were issued to Lincoln Park, with such shares consisting of 500,000 purchase shares and 5,755 additional commitment shares. Total proceeds from these transactions was $41,550.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

COMPARED TO THE

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

The following discussion of our financial condition and results of operations for the three and six months ended September 30, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2019. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Commercial Products

We own, license or contract manufacture the following products currently being sold commercially:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Hydromorphone HCl 8mg tablets (“Hydromorphone 8mg”)	Dilaudid®	Pain	March 2012
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	n/a	Cardiovascular	January 2015
Oxycodone HCl Immediate Release 5mg, 10mg, 15mg, 20mg and 30mg tablets (“OXY IR 5mg”, “Oxy IR 10mg”, “Oxy IR 15mg”, “OXY IR 20mg” and “Oxy IR 30mg”)	Roxycodone®	Pain	March 2016
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017
Methadone HCl 5mg and 10mg tablets (“Methadone 5mg” and “Methadone 10mg”)	Dolophine®	Pain	November 2018
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Immediate Release 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg tablets (“Amphetamine IR 5mg”, “Amphetamine IR 7.5mg”, “Amphetamine IR 10mg”, “Amphetamine IR 12.5mg”, “Amphetamine IR 15mg”, “Amphetamine IR 20mg” and “Amphetamine IR 30mg”)	Adderall	Central Nervous System (“CNS”) Stimulant	April 2019
Dantrolene Sodium Capsules 25mg, 50mg and 100mg (“Dantrolene 25mg”, “Dantrolene 50mg”, “Dantrolene 100mg”	Dantrium®	Muscle Relaxant	June 2019

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

Trimipramine 25mg, Trimipramine 50mg, and Trimipramine 100mg

Through Elite Labs, Elite acquired an approved and currently marketed ANDA for Trimipramine Maleate Capsules (“Trimipramine”) 25mg, 50mg and 100mg, from Mikah Pharma.

Trimipramine 25mg, Trimipramine 50mg and Trimipramine 100mg are currently a commercial product being manufactured by Elite and distributed by Glenmark, on an exclusive basis.

Amphetamine IR Tablets

On December 10, 2018, the Company received approval from the FDA for Amphetamine IR Tablets, a generic version of Adderall ®, an immediate-release mixed salt of a single entity Amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate) with strengths of 5 mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg, and 30mg tablets. The product is a central nervous system stimulant and is indicated for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”) and Narcolepsy. According to QVIA (formerly QuintilesIMS Health) data the branded product and its equivalents had total U.S. sales of $365 million for the twelve months ending September 30, 2018. This is the first product approval for our Elite and SunGen Pharma LLC (“SunGen”) collaboration. The product is jointly owned. Elite manufactures and packages the product on a cost-plus basis. Amphetamine IR Tablets are currently sold pursuant to the Lannett Alliance, with first commercial shipment of this product occurring in April 2019. Please see the section below titled “Strategic Marketing Alliance with Lannett Company Inc.” for further details on the Lannett Alliance.

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

There can be no assurances of the Company conducting future clinical trials, or if such trials are conducted, there can be no assurances of the success of any future clinical trials, or if such trials are successful, there can be no assurances that an intended future resubmission of the NDA product filing, if made, will be accepted by or receive marketing approval from the FDA, and accordingly, there can be no assurances that the Company will earn and receive the additional $7.5 million or future license fees (please see “Licensing, Manufacturing and Development Agreements; Sales and Distribution Licensing Agreement with Epic Pharma LLC for SequestOx™” below). If the Company does not receive these payments or fees, it will materially and adversely affect our financial condition. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues or profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

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

Acetaminophen and Codeine Phosphate, USP CII (generic version of Tylenol® with Codeine)

On September 18, 2018, the Company filed an ANDA with the FDA for a generic version of Tylenol® with Codeine (acetaminophen and codeine phosphate) 300mg/15mg, 300mg/30mg and 300mg/60mg tablets. Acetaminophen with codeine is a combination medication indicated for the management of mild to moderate pain, where treatment with an opioid is appropriate and for which alternative treatments are inadequate. Acetaminophen with codeine products have annual U.S. sales of approximately $45 million according to IQVIA (formerly QuintilesIMS Health Data). The Company received approval of this ANDA in September 2019. Elite has not yet launched this product and is seeking a partner for this product.

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

Please see the above section titled “SequestOx™ - Immediate Release Oxycodone with sequestered Naltrexone” for further details on this product and especially note that, as of the date of filing of this Quarterly Report on Form 10-Q, the NDA filed for this product has not been approved by the FDA. Furthermore, the 2015 SequestOx™ License Agreement has a five-year term, expiring on June 4, 2020, and Epic has previously advised the Company of their desire to extend this agreement. While discussions are ongoing, they are directly correlated to the regulatory status of SequestOx ™. Furthermore, there can be no assurances that the parties will reach mutual agreement to extend the term of this agreement and no assurances that the terms and conditions of the agreement will be similar in all material aspects in the event that the agreement is extended by mutual agreement of the parties.

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

On December 10, 2018, the Company received approval from the FDA for Amphetamine IR Tablets, a generic version of Adderall®, an immediate-release mixed salt of a single entity Amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate) with strengths of 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg, and 30mg tablets. The product is a central nervous system stimulant and is indicated for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”) and Narcolepsy. According to QVIA (formerly QuintilesIMS Health) data the branded product and its equivalents had total U.S. sales of $365 million for the twelve months ending June 30, 2018. This is the first product approval for our Elite and SunGen Pharma LLC (“SunGen”) collaboration. The product is jointly owned. Elite will manufacture and package the product on a cost-plus basis and the parties are negotiating an agreement for sales of the product. Amphetamine IR Tablets is currently sold pursuant to the Lannett Alliance, with first commercial shipment of this product occurring in April 2019. Please see the section below titled “Strategic Marketing Alliance with Lannett Company Inc.” for further details on the Lannett Alliance.

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

Pursuant to the Glenmark Alliance, Glenmark will purchase the products from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees well in excess of 50% of gross profits. Gross profit is defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs. Glenmark will have semi-exclusive marketing rights to the ANDA approved generic product, phendimetrazine 35mg tablets, and exclusive marketing rights to the following ANDA approved generic products: Methadone 10mg, Methadone 5mg, Trimipramine 25mg, Trimipramine 50mg, Trimipramine 100mg, and effective October 2, 2018, upon expiration of the Epic Manufacturing and License Agreement, exclusive marketing rights to the following ANDA approved generic products: Isradipine 2.5mg and Isradipine 5mg. The Glenmark Alliance has an initial term of three years and automatically renews for one-year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Glenmark to terminate with regard to a product on at least three months’ prior written notice if it determines to stop marketing and selling such product, and it permits Elite to terminate with regard to a product if at any time after the first twelvemonths from the first commercial sale, the average license fee paid by Glenmark for such product is less than $100,000 for a six month sales period.

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

Strategic Marketing Alliances with Lannett Company Inc.

The Company has entered into two separate license, supply and distribution agreements with Lannett Company Inc. (“Lannett”). The first agreement, dated March 6, 2019, relates to products that were co-developed with SunGen (the “Lannett-SunGen Product Alliance”). The second agreement, dated April 9, 2019, relates to products that were solely developed by Elite (the “Lannett-Elite Product Alliance”). Both agreements are collectively and individually referred to as the “Lannett Alliance”.

Pursuant to Lannett-SunGen Product Alliance with Lannett, Lannett will be the exclusive U.S. marketer and distributor for two generic products co-developed and co-owned by Elite and SunGen – Amphetamine IR Tablets and a second product which is an extended release CNS stimulant that is currently under review by the FDA. Elite will manufacture and Lannett will purchase the products from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees in excess of 50% of net profits, which will be shared equally with SunGen, pursuant to the SunGen Agreement. The Lannett-SunGen Product Alliance has an initial term of three years and automatically renews for one-year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least six months’ prior written notice, and it permits Elite or Lannett to terminate with regard to a product if at any time after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $300,000 for a six month sales period. In addition to manufacturing fees and license fees, Lannett will also pay a milestone, of $750,000 upon commercial launch of the extended release CNS stimulant product that is currently under review by the FDA. This milestone payment will be shared equally by Elite and SunGen, pursuant to the SunGen Agreement.

The first commercial shipment of Amphetamine IR Tablets, a generic version of Adderall®, with strengths of 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg, pursuant to the Lannett-SunGen Product Alliance occurred in April 2019.

Pursuant to the Lannett-Elite Product Alliance, Lannett will be the exclusive U.S. marketer and distributor for Dantrolene Capsules. Elite will manufacture and Lannett will purchase Dantrolene Capsules from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees in excess of 50% of net profits. Net profit is defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs. The Lannett-Elite Product Alliance has an initial term of three years and automatically renews for one-year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least six months’ prior written notice and it permits Elite or Lannett to terminate with regard to a product if at any time after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $300,000 for a six month sales period.

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

On September 20, 2017, the Company filed an ANDA with the FDA for generic version of OxyContin® (extended release Oxycodone Hydrochloride). Please see “Filed products under FDA review; Oxycodone Hydrochloride extended release (generic version of OxyContin ®” above. Please note that there can be no assurances of this product receiving marketing authorization or achieving commercialization. In addition, even if marketing authorization is received and the product is commercialized, there can be no assurances of future revenues or profits in such amounts that would provide adequate return on the significant investments made to secure marketing authorization for this product.

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

Research and development costs were $7.6 million and $9.6 million for years ended March 31, 2019 and 2018, respectively. Costs incurred relate to the development of the abuse deterrent opioid product, SequestOx™, the ongoing development of our abuse deterrent opioid and other products in addition to a focus on clinical trials for generic products.

Please note that, while the FDA is required to review applications within certain timeframes, during the review process, the FDA frequently requests that additional information be submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is actually approved, there can be no assurances that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of our developed products are also subject to FDA regulation. Based on the foregoing, it is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product. In addition, there can be no assurances of the Company filing the required application(s) with the FDA or of the FDA approving such application(s) if filed, and the Company’s ability to successfully develop and commercialize products incorporating its abuse deterrent technology is subject to a high level of risk as detailed in “Item 1A-Risk Factors-Risks Related to our Business” of the Annual Report on Form 10-K for the year ended March 31, 2019.

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

Competition

We have competition with respect to our principal areas of operation. We develop and manufacture generic products, products using controlled-release drug technology, products utilizing abuse deterrent technologies, and we develop and market (either on our own or by license to other companies) generic and proprietary controlled-release and abuse deterrent pharmaceutical products. In both areas, our competition consists of those companies which develop controlled release, abuse deterrent drugs and alternative drug delivery systems. We do not represent a significant presence in the pharmaceutical industry.

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

Three months ended September 30, 2019 compared to September 30, 2018

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
Manufacturing fees	$4,169,346	$806,487	$3,362,859	417%
Licensing fees	465,641	556,562	(90,921)	-16%
Total revenue	4,634,987	1,363,049	3,271,938	240%
Cost of revenue	3,306,256	542,551	2,763,705	509%
Gross profit	$1,328,731	$820,498	$508,233	62%

Gross profit - percentage	29%	60%

Total revenues for the three months ended September 30, 2019 increased by $3.27 million or 240%, to $4.63 million, as compared to $1.36 million for the corresponding period in 2018, primarily due to revenues earned from Amphetamine IR Tablets and Dantrolene Tablets, which were launched during the current fiscal year and increased sales of Naltrexone during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Manufacturing fees increased by $3.36 million, or 417%, primarily due to revenues earned from Amphetamine IR Tablets and Dantrolene Tablets, which were launched during the current fiscal year and increased sales of Naltrexone during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Licensing fees decreased by $0.09 million, or 16%. This decrease is primarily due to the timing of in market sales of Phentermine Naltrexone, Amphetamine IR and Dantrolene, which are the primary drivers of licensing fees.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $2.76 million or 509%, to $3.3 million as compared to $0.54 million for the corresponding period in 2018. This increase was due in large part to the increase in manufacturing revenues as compared to the comparable period of the prior year, which have a strong positive correlation to these costs of revenues.

Our gross profit margin was 29% during the three months ended September 30, 2019 as compared to 60% during the three months ended September 30, 2018. The decrease in gross margin is due to the product mix during the current fiscal year consisting of lower manufacturing margin products, as compared with the comparable period of the prior year, combined with the timing of in market sales of the recently launched Amphetamine IR and Dantrolene products resulting in a lag in the timing of license fees, which are correlated to in market sales.

Operating expenses:

	For the Three Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
Operating expenses:
Research and development	$637,489	$2,455,466	$(1,817,977)	-74%
General and administrative	798,572	614,937	183,635	30%
Non-cash compensation	15,522	36,545	(21,023)	-58%
Depreciation and amortization	331,680	366,522	(34,842)	-10%
Total operating expenses	$1,783,263	$3,473,470	$(1,690,207)	-49%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three months ended September 30, 2019 decreased by $1.69 million or 49% to $1.78 million, as compared to $3.47 million for the corresponding period in 2018.

Research and development costs for the three months ended September 30, 2019 were $0.64 million, a decrease of $1.82 million, or 74%, from $2.46 million of such costs for the comparable period of the prior year. The decrease was a result of the timing and nature of product development activities during the three months ended September 30, 2019 as compared to the comparable period of the prior year.

General and administrative expenses for the three months ended September 30, 2019 were $0.79 million, an increase of $0.18 million or 30% from $0.61 million of such costs for the comparable period of the prior year with such increase being attributed in large part to increased costs and headcounts relating to regulatory compliance and remediation of internal control weaknesses being in excess of ongoing cost reduction and control initiatives.

Non-cash compensation expense for the three months ended September 30, 2019 and 2018 was $0.016 million and $0.037 million, respectively.

Depreciation and amortization expenses for the three months ended September 30, 2019 were $0.332 million, a decrease of $0.035 million or 10% from $0.367 million of such costs for the comparable period of the prior year. The decrease was due to the depreciation relating to acquisitions of additional fixed assets as well as additional equipment being placed into service during the current fiscal year, being exceeded by depreciation expenses incurred in the comparable period of the prior year for assets that were fully depreciated during or prior to the three months ended September 30, 2019.

As a result of the foregoing, our loss from operations for the three months ended September 30, 2019 was $0.5 million, compared to a loss from operations of $2.7 million for the three months ended September 30, 2018.

Other income (expense):

	For the Three Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(91,465)	$(106,002)	$14,537	-14%
Change in fair value of derivative instruments	(1,053,031)	173,860	(1,226,891)	-706%
Interest income	5,287	1,582	3,705	234%
Other (expense) income, net	$(1,139,209)	$69,440	$(1,208,649)	-1741%

Other expense, net for the three months ended September 30, 2019 was $1.1 million, a decrease in net other income of $1.2 million from the net other income of $0.1 million for the comparable period of the prior year. The decrease in other income (expense) was due to derivative income relating to changes in the fair value of our outstanding warrants during the three months ended September 30, 2019. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net loss for the three months ended September 30, 2019 was $1.6 million, compared to a net loss of $2.6 million for the comparable period of the prior year.

Change in value of convertible preferred share mezzanine equity:

There were no changes in the value of our convertible preferred stock, which is included in the calculation of net loss attributable to common shareholders for the three months ended September 30, 2019, and September 30, 2018.

Six months ended September 30,2019 compared to September 30, 2018

Revenue, Cost of revenue and Gross profit:

	For the Six Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
Manufacturing fees	$7,096,704	$2,348,345	$4,748,359	202%
Licensing fees	897,523	1,182,402	(284,879)	-24%
Total revenue	7,994,227	3,530,747	4,463,480	126%
Cost of revenue	5,366,542	2,118,950	3,247,592	153%
Gross profit	$2,627,685	$1,411,797	$1,215,888	86%

Gross profit - percentage	33%	40%

Total revenues for the six months ended September 30, 2019 increased by $4.5 million or 126%, to $8 million, as compared to $3.5 million, for the corresponding period in 2018 primarily due to revenues earned from Amphetamine IR Tablets and Dantrolene Tablets, which were launched during the current fiscal year and increased sales of Naltrexone during the six months ended September 30, 2019 as compared to the six months ended September 30, 2018.

Manufacturing fees increased by $4.75 million, or 202%, due to revenues earned from Amphetamine IR Tablets and Dantrolene Tablets, which were launched during the current fiscal year and increased sales of Naltrexone during the six months ended September 30, 2019 as compared to the six months ended September 30, 2018.

Licensing fees decreased by $0.28 million, or 24%. This decrease is primarily due to the timing of in market sales of Phentermine and Naltrexone, which are the primary drivers of licensing fees.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $3.25 million or 153%, to $5.37 million as compared to $2.12 million for the corresponding period in 2018. This increase was due in large part to increase in manufacturing revenues compared to the comparable period of the prior year, which have a strong positive correlation to these costs of revenues.

Our gross profit margin was 33% during the six months ended September 30, 2019 as compared to 40% during the six months ended September 30, 2018. The decrease in gross margin is due to the product mix during the current fiscal year consisting of lower manufacturing margin products, as compared with the comparable period of the prior year, combined with the timing of in market sales of the recently launched Amphetamine IR and Dantrolene products resulting in a lag in the timing of license fees, which are correlated to in market sales.

Operating expenses:

	For the Six Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
Operating expenses:
Research and development	$2,045,525	$3,782,094	$(1,736,569)	-46%
General and administrative	1,480,048	1,497,749	(17,701)	-1%
Non-cash compensation	41,716	73,094	(31,378)	-43%
Depreciation and amortization	662,633	570,226	92,407	16%
Total operating expenses	$4,229,922	$5,923,163	$(1,693,241)	-29%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the six months ended September 30, 2019 decreased by $1.7 million or 29% to $4.2 million, as compared to $5.9 million for the corresponding period in 2018.

Research and development costs for the six months ended September 30, 2019 were $2.04 million, a decrease of $1.74 million, or 46%, from $3.78 million of such costs for the comparable period of the prior year. The decrease was a result of the timing and nature of product development activities during the six months ended September 30, 2019 as compared to the comparable period of the prior year.

General and administrative expenses for the six months ended September 30, 2019 were $1.48 million, a decrease of $0.02 million or 1% from $1.50 million of such costs for the comparable period of the prior year with such decrease being attributed in large part to reduced overhead headcounts during the early part of the six month period, as compared to the six months ended September 30, 2018, and the effects of ongoing cost reduction and control initiatives.

Non-cash compensation expense for the six months ended September 30, 2019 and 2018 was $0.042 million and $0.073 million, respectively.

Depreciation and amortization expenses for the six months ended September 30, 2019 were $0.66 million, an increase of $0.09 million or 16% from $0.57 million of such costs for the comparable period of the prior year. The increase was due to acquisitions of additional fixed assets as well as additional equipment being placed into service during the current fiscal year, in particular equipment required for compliance with new serialization regulations.

As a result of the foregoing, our loss from operations for the six months ended September 30, 2019 was $1.6 million, compared to a loss from operations of $4.5 million for the six months ended September 30, 2018.

Other income (expense):

	For the Six Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(189,135)	$(189,140)	$5	0%
Change in fair value of derivative instruments	469,000	426,371	42,629	10%
Interest income	8,333	2,837	5,496	194%
Other income, net	$288,198	$240,068	$48,130	20%

Other income, net for the six months ended September 30, 2019 was $0.3 million, an increase in net other income of $0.1 million from the net other income of $0.2 million for the comparable period of the prior year. The increase in other income was due to derivative income relating to changes in the fair value of our outstanding warrants during the six months ended September 30, 2019. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net loss for the six months ended September 30, 2019 was $1.3 million, compared to a net loss of $4.3 million for the comparable period of the prior year.

Change in value of convertible preferred share mezzanine equity:

There were no changes in the value of our convertible preferred stock, which is included in the calculation of net loss attributable to common shareholders for the six months ended September 30, 2019, and September 30, 2018.

Liquidity and Capital Resources

Capital Resources

	September 30, 2019	March 31, 2019	Change
Current assets	$8,116,400	$8,856,542	$(740,142)
Current liabilities	$7,168,853	$6,906,132	$262,721
Working capital	$947,547	$1,950,410	$(1,002,863)

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States applicable to a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended September 30, 2019 and 2018, the Company recorded a net loss from operations of approximately $1.6 million and $4.5 million, respectively. For the six months ended September 30, 2019 and 2018, the Company recorded a net decrease in cash of approximately $0.02 million and $2.5 million, respectively. Furthermore, as of September 30, 2019, the Company realized a net decrease in working capital, defined as current assets less current liabilities, of approximately $1.0 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

In connection with the preparation of the financial statements for the three and six months ended September 30, 2019, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance, or the date the financial statements were available for issuance, noting that there did appear to be evidence of substantial doubt of its ability to continue as a going concern. To continue as a going concern, the Company will need to do some or all of the following, without limitation: obtain additional financing, increase sales of existing products, bring additional products in the pipeline to market and/or reduce expenses. the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Please also note that while the equity line available under the 2017 LPC Purchase Agreement had approximately $35 million available for purchase of shares of Common Stock, the ability of the Company to access these funds is strongly and directly correlated to the trading price of Common Stock in the OTC Market. Accordingly, absent an increase in the such trading price of Common Stock, to a price that is significantly above the closing price of $0.0852 on September 30, 2019, the Company will be unable to realize a significant portion of the remaining equity line through sales of Common Stock to Lincoln Park pursuant to the 2017 LPC Purchase Agreement, resulting in substantial doubt as to the availability of adequate financial resources required for continued operations on a going concern basis.

Our working capital (total current assets less total current liabilities) decreased by $1.0 million from $1.95 million as of March 31, 2019 to $0.95 million as of September 30, 2019, with such decrease being primarily related to the loss from operations of $1.6 million.

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

In addition, the Company had previously received Notices of Default from the Trustee of the NJEDA Bonds as a result of the utilization of the debt service reserve being used to pay interest payments as well as the company’s failure to make scheduled principal payments. All monetary defaults were cured during Fiscal 2015 and the Company is current on all NJEDA Bond interest and principal payments. See “NJEDA Bonds” below and the Risk Factor in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2019 entitled “A notice of default was issued by the New Jersey Economic Development Authority in relation to prior obligations of our tax-exempt bonds. Although we are current in our payments under these bonds, If the principal balances due under these bonds are accelerated pursuant to the notice of default, our ability to operate in the future will be materially and adversely affected”.

Summary of Cash Flows:

	For the Six Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(275,525)	$(3,388,725)
Net cash used in investing activities	$(3,148)	$-
Net cash provided by financing activities	$260,766	$917,513

Net cash used in operating activities for the six months ended September 30, 2019 was $0.3 million, which included net loss of $1.3 million, amortization of operating leases – right of use assets (non-cash) of $0.1 million, and change in fair value of derivative financial instruments – warrants of $0.5 million (non-cash). These instances of decreases in cash are offset by non-cash expenses including depreciation and amortization of $0.66 million, non-cash compensation accrued of $0.49 million, non-cash compensation from the issuance of options of $0.04 million and by the changes in operating assets and liabilities of $0.41 million.

Net cash used in investing activities for the six months ended September 30, 2019 was $0.003 million.

Net cash provided by financing activities was $0.26 million for the six months ended September 30, 2019 which consist primarily of proceeds from the issuance of common stock pursuant to the 2017 LPC Purchase Agreement (see below) offset by loan and bond payments.

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

As of September 30, 2019, the Company sold 7,895,233 shares of its common stock for proceeds totaling $723,887 in connection with the 2017 LPC Purchase Agreement with Lincoln Park. In addition, as of September 30, 2019, the Company issued 100,268 shares of its Common Stock as additional commitment shares pursuant to the 2017 LPC Purchase Agreement.

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

Remediation Efforts to Address Material Weaknesses

We intend to revise the existing control environment documentation, designing and implementing controls, policies and procedure documentation that is consistent with our current personnel, resources and capabilities. Please note that these material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time, allowing management, through testing, to reach a conclusion on such controls design and operational efficacy. There is also a strong direct correlation between resources and our ability to remediate, in accordance with COSO criteria, the above referenced material weaknesses in internal controls. Accordingly, improvement in our financial position is a critical component of our ability to achieve effective disclosure controls and procedures. As such, the Company has hired and engaged additional personnel and resources for the accounting and finance function to help remediate identified material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDURES

Pending Litigation

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

3.1(c)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(d)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

3.1(e)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

4.1	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.2	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.3	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.4	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.5	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.6	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.10	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.11	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.12	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.13	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.14	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.15	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.16	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.17	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.18	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013. (Confidential Treatment granted with respect to portions of the Agreement).

10.19	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.20	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.21	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.22	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.23	February 7, 2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.24	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.25	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.26	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.27	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on July 11, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.28	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.

10.29	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.30	Purchase Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.31	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.32	April 28, 2017 Exchange Agreement between the Company and Nasrat Hakim, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28. 2017.

10.33	May 2017 Trimipramine Acquisition Agreement from Mikah Pharma, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.34	May 2017 Secured Promissory Note from the Company to Mikah Pharma, incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.35	May 2017 Security Agreement between the Company to Mikah Pharma, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.36	May 2017 Assignment of Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.37	May 2017 Assignment of Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.38	Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.39	Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.40	Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. And SunGen dated July 6, 2017, incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.41	Second Amendment To Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.42	First Amendment To Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.43	May 29, 2018 License, Manufacturing and Supply Agreement with Glenmark Pharmaceuticals Inc. USA, incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and filed with the SEC on June 14, 2018. (Confidential treatment granted with respect to portions of the Agreement).

10.44	License, Supply And Distribution Agreement effective April 9, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.45	License, Supply And Distribution Agreement effective March 6, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.46	Development Agreement effective December 3, 2018 by and between Mikah Pharma LLC and Elite Laboratories, Inc., incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

November 12, 2019	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 12, 2019	By:	/s/ Carter J. Ward
Carter J. Ward Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)