Form 10-Q
period 2019-12-31
ELITE PHARMACEUTICALS INC /NV/
filed 2020-02-10
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 839,290,672 shares of common stock were issued, and 839,190,670 shares of common stock were outstanding as of February 4, 2020

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2019 (Unaudited) and March 31, 2019 (Audited)	F-1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2019 and 2018 (Unaudited)	F-3
	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended December 31, 2019 and 2018 (Unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2019, and 2018 (Unaudited)	F-6
	Notes to the Unaudited Condensed Consolidated Financial Statements	F-7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	22
ITEM 4.	Controls and Procedures	23

PART II	OTHER INFORMATION	24

ITEM 1.	Legal Proceedings	24
ITEM 1A.	Risk Factors	24
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
ITEM 3.	Defaults Upon Senior Securities	24
ITEM 4.	Mine Safety Disclosures	24
ITEM 5.	Other Information	24
ITEM 6.	Exhibits	25

SIGNATURES		29

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,870,080	$2,277,643
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	2,565,323	1,321,805
Inventory	3,810,401	4,515,723
Prepaid expenses and other current assets	796,496	741,371
Total current assets	9,042,300	8,856,542

Property and equipment, net of accumulated depreciation of $10,634,174 and $9,651,718, respectively	7,519,003	8,443,849

Intangible assets, net of accumulated amortization of $-0-, respectively	6,634,035	6,634,035

Operating lease - right to use asset	412,063	-

Other assets:
Restricted cash - debt service for NJEDA bonds	403,575	398,125
Security deposits	75,534	69,383
Total other assets	479,109	467,508

Total assets	$24,086,510	$24,401,934

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$986,016	$1,375,347
Accrued expenses	4,423,761	3,713,601
Deferred revenue, current portion	430,000	1,013,333
Bonds payable, current portion, net of bond issuance costs	90,822	80,822
Loans payable, current portion	356,137	573,029
Lease obligation - operating lease	203,984	-
Customer deposits	55,652	150,000
Senior secured promissory note - related party	1,200,000	-
Total current liabilities	7,746,372	6,906,132

Long-term liabilities:
Deferred revenue, net of current portion	62,224	238,890
Bonds payable, net of current portion and bond issuance costs	1,332,945	1,427,315
Senior secured promissory note - related party	-	1,200,000
Loans payable, net current portion	530,480	699,269
Lease obligation - operating lease, net of current portion	221,166	-
Derivative financial instruments - warrants	5,078,525	2,487,830
Other long-term liabilities	34,916	46,402
Total long-term liabilities	7,260,256	6,099,706

Total liabilities	15,006,628	13,005,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

	December 31, 2019	March 31, 2019
	(Unaudited)	(Audited)
Mezzanine equity

Series J convertible preferred stock; par value $0.01; 50 shares authorized, 24.0344 issued and outstanding as of March 31, 2019	-	13,903,960

Shareholders’ equity (deficit):
Series J convertible preferred stock; par value of $0.01; 50 shares authorized; 24.0344 issued and outstanding as of December 31, 2019	13,903,960	-
Common stock; par value $0.001; 1,445,000,000 shares authorized, 833,953,570 shares issued and 833,853,570 outstanding as of December 31, 2019; 995,000,000 shares authorized, 824,946,559 shares issued and 824,846,559 shares outstanding as of March 31, 2019	833,956	824,949
Additional paid-in capital	149,631,585	148,780,087
Treasury stock; 100,000 shares as of December 31, 2019 and March 31, 2019; at cost	(306,841)	(306,841)
Accumulated deficit	(154,982,778)	(151,806,059)
Total shareholders’ equity (deficit)	9,079,882	(2,507,864)
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$24,086,510	$24,401,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Manufacturing fees	$3,754,721	$2,108,487	$10,851,425	$4,456,832
Licensing fees	1,300,392	585,479	2,197,915	1,767,881
Total revenue	5,055,113	2,693,966	13,049,340	6,224,713
Cost of revenue	2,163,376	1,771,136	7,529,918	3,890,086
Gross profit	2,891,737	922,830	5,519,422	2,334,627

Operating expenses:
Research and development	986,832	2,454,098	3,032,357	6,236,192
General and administrative	878,540	748,151	2,358,588	2,245,900
Non-cash compensation through issuance of stock options	11,802	36,547	53,518	109,641
Depreciation and amortization	323,368	321,164	986,001	891,390
Total operating expenses	2,200,542	3,559,960	6,430,464	9,483,123

Income (loss) from operations	691,195	(2,637,130)	(911,042)	(7,148,496)

Other (expense) income:
Interest expense	(94,514)	(89,897)	(283,649)	(279,037)
Change in fair value of derivative instruments - warrants	(3,059,695)	380,976	(2,590,695)	807,347
Proceeds from sale of ANDAs	600,000	-	600,000	-
Interest income	2,334	1,733	10,667	4,570
Other (expense) income, net	(2,551,875)	292,812	(2,263,677)	532,880

Loss from operations before income tax	(1,860,680)	(2,344,318)	(3,174,719)	(6,615,616)

Income tax provision	-	-	(2,000)	-

Net loss attributable to common shareholders	$(1,860,680)	$(2,344,318)	$(3,176,719)	$(6,615,616)

Basic net loss per share attributable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Diluted net loss per share attributable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic weighted average Common Stock outstanding	829,394,203	819,412,807	828,466,951	811,603,678

Diluted weighted average Common Stock outstanding	829,394,203	819,468,881	828,466,951	811,659,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance as of March 31, 2019	-	$-	824,946,559	$824,949	$148,780,087	100,000	$(306,841)	$(151,806,059)	$(2,507,864)

Net income	-	-	-	-	-	-	-	279,702	279,702

Common Stock sold pursuant to the Lincoln Park purchase agreement	-	-	4,000,000	4,000	336,300	-	-	-	340,300

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	-	-	47,136	47	4,153	-	-	-	4,200

Costs associated with raising capital	-	-	-	-	(4,200)	-	-	-	(4,200)

Non-cash compensation through the issuance of employee stock options	-	-	-	-	26,194	-	-	-	26,194

Balance at June 30, 2019	-	$-	828,993,695	$828,996	$149,142,534	100,000	$(306,841)	$(151,526,357)	$(1,861,668)

Net loss	-	-	-	-	-	-	-	(1,595,741)	(1,595,741)

Common Stock sold pursuant to the Lincoln Park purchase agreement	-	-	3,895,233	3,895	379,692	-	-	-	383,587

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	-	-	53,132	53	5,915	-	-	-	5,968

Costs associated with raising capital	-	-	-	-	(5,968)	-	-	-	(5,968)

Non-cash compensation through the issuance of employee stock options	-	-	-	-	15,522	-	-	-	15,522

Balance at September 30, 2019	-	$-	832,942,060	$832,944	$149,537,695	100,000	$(306,841)	$(153,122,098)	$(3,058,300)

Net loss	-	-	-	-	-	-	-	(1,860,680)	(1,860,680)

Common Stock sold pursuant to the Lincoln Park purchase agreement	-	-	1,000,000	1,000	82,100	-	-	-	83,100

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	-	-	11,510	12	1,030	-	-	-	1,042

Costs associated with raising capital	-	-	-	-	(1,042)	-	-	-	(1,042)

Non-cash compensation through the issuance of employee stock options	-	-	-	-	11,802	-	-	-	11,802

Reclassification of mezzanine equity to permanent equity	24	$13,903,960	-	-	-	-	-	-	13,903,960

Balance at December 31, 2019	24	$13,903,960	833,953,570	$833,956	$149,631,585	100,000	$(306,841)	$(154,982,778)	$9,079,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(continued)

	Series J Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total Shareholders' Equity
Balance as of March 31, 2018	-	$-	802,626,761	$802,629	$146,602,502	100,000	$(306,841)	$(142,526,738)	$4,571,552

Net loss	-	-	-	-	-	-	-	(1,687,766)	(1,687,766)

Common Stock sold pursuant to the Lincoln Park purchase agreement	-	-	2,000,000	2,000	166,170	-	-	-	168,170

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	-	-	23,297	23	2,161	-	-	-	2,184

Costs associated with raising capital	-	-	-	-	(2,161)	-	-	-	(2,161)

Non-cash compensation through the issuance of employee stock options	-	-	-	-	36,549	-	-	-	36,549

Balance at June 30, 2018	-	$-	804,650,058	$804,652	$146,805,221	100,000	$(306,841)	$(144,214,504)	$3,088,528

Net loss	-	-	-	-	-	-	-	(2,583,532)	(2,583,532)

Common Stock sold pursuant to the Lincoln Park purchase agreement	-	-	12,142,083	12,142	1,215,972	-	-	-	1,228,114

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	-	-	170,108	171	17,962	-	-	-	18,133

Costs associated with raising capital	-	-	-	-	(18,160)	-	-	-	(18,160)

Non-cash compensation through the issuance of employee stock options	-	-	-	-	36,545	-	-	-	36,545

Balance at September 30, 2018	-	$-	816,962,249	$816,965	$148,057,540	100,000	$(306,841)	$(146,798,036)	$1,769,628

Net loss	-	-	-	-	-	-	-	(2,344,318)	(2,344,318)

Common Stock sold pursuant to the Lincoln Park purchase agreement	-	-	3,500,000	3,500	270,045	-	-	-	273,545

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	-	-	37,890	37	3,099	-	-	-	3,136

Costs associated with raising capital	-	-	-	-	(3,132)	-	-	-	(3,132)

Non-cash compensation through the issuance of employee stock options	-	-	-	-	36,547	-	-	-	36,547

Balance at December 31, 2018	-	$-	820,500,139	$820,502	$148,364,099	100,000	$(306,841)	$(149,142,354)	$(264,594)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,176,719)	$(6,615,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	993,086	941,814
Amortization of operating leases - right to use assets	(142,025)	-
Change in fair value of derivative financial instruments - warrants	2,590,695	(807,347)
Non-cash compensation accrued	723,720	1,365,000
Non-cash compensation through the issuance of employee stock options	53,518	109,641
Non-cash rent expense and lease accretion	1,555	4,738
Change in operating assets and liabilities:
Accounts receivable	(1,243,518)	15,436
Inventory	705,322	705,616
Prepaid expenses and other current assets	21,849	(144,849)
Accounts payable, accrued expenses and other current liabilities	(402,759)	528,805
Deferred revenue and customer deposits	(854,368)	(760,000)
Lease obligations - operating leases	141,960	-
Net cash used in operating activities	(587,684)	(4,656,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,148)	(19,130)
Net cash used in investing activities	(3,148)	(19,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock	806,987	1,669,829
Payment of bond principal	(95,000)	(90,000)
Other loan payments	(523,268)	(398,046)
Net cash provided by financing activities	188,719	1,181,783

Net change in cash and restricted cash	(402,113)	(3,494,109)

Cash and restricted cash, beginning of period	2,675,768	7,570,803

Cash and restricted cash, end of period	$2,273,655	$4,076,694

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$168,560	$151,754
Financing of equipment purchases and insurance renewal	$54,462	$477,116
Commitment shares issued to Lincoln Park Capital	$11,098	$23,453
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$554,088	$-

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the entire year.

Going Concern

At December 31, 2019, the Company had unrestricted cash balances totaling $1,870,080. The Company has incurred losses and negative cash flows from operations, including operating income of $691,195 and loss of $2,637,130 for the three months ended December 31, 2019 and 2018, and operating losses of $911,042 and $7,148,496 for the nine months ended December 31, 2019 and 2018, respectively. In addition, overall working capital, defined as current assets minus current liabilities decreased by $654,482 as of December 31, 2019.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2019.

In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the customer’s products occurs.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
NDA:
Licensing fees	$250,000	$250,000	$750,000	$750,000
Total NDA revenue	250,000	250,000	750,000	750,000
ANDA:
Manufacturing fees	$3,754,721	$2,108,487	$10,851,425	$4,456,832
Licensing fees	1,050,392	335,479	1,447,915	1,017,881
Total ANDA revenue	4,805,113	2,443,966	12,299,340	5,474,713
Total revenue	$5,055,113	$2,693,966	$13,049,340	$6,224,713

Collaborative Arrangements

Contracts are considered to be collaborative arrangements when they satisfy the following criteria defined in ASC 808, Collaborative Arrangements:

●	The parties to the contract must actively participate in the joint operating activity; and,

●	The joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful.

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

Restricted Cash

As of December 31, 2019, and March 31, 2019, the Company had $403,575 and $398,125 of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

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

As of December 31, 2019, the Company did not identify any indicators of impairment.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Numerator
Net loss attributable to common shareholders – basic	$(1,860,680)	$(2,344,318)	$(3,176,719)	$(6,615,616)
Effect of dilutive instrument on net loss	-	(380,976)	-	(807,347)
Net loss attributable to common shareholders - diluted	$(1,860,680)	$(2,725,924)	$(3,176,719)	$(7,422,963)

Denominator
Weighted average shares of common stock outstanding - basic	829,394,203	819,412,807	828,446,951	811,603,678

Dilutive effect of stock options, warrants and convertible securities	-	56,074	-	56,074

Weighted average shares of common stock outstanding – diluted	829,394,203	819,468,881	828,466,951	811,659,752

Net loss per share attributable to common shareholders
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
December 31 2019
Liabilities
Derivative financial instruments – warrants	$5,078,525	$-	$-	$5,078,525

March 31, 2019
Liabilities
Derivative financial instruments – warrants	$2,487,830	$-	$-	$2,487,830

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The impact of the adoption of Topic 842 on the accompanying condensed consolidated balance sheet as of April 1, 2019 was as follows:

	March 31, 2019	Adoption Adjustment	April 1, 2019
Operating lease - right of use	$-	$554,088	$554,088
Deferred rent liability	$13,022	$(13,022)	$-
Lease obligation - operating lease	$-	$191,817	$191,817
Lease obligation - operating lease, net of current portion	$-	$375,293	$375,293

See additional lease disclosures in Note 9.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606. The ASU clarifies when transactions between collaborative participants are in the scope of ASC 606. The ASU also provides some guidance on presentation of transactions not in the scope of ASC 606. ASU 2018-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years. The Company is currently evaluating the impact the standard will have on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact the standard will have on our condensed consolidated financial statements. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The ASU changes the effective date of ASU 2016-13, Financial Instruments - Credit Losses, to fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief. The ASU allows companies to elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The ASU is effective when the entity adopts ASU 2016-13. In October 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842). The ASU amends and defers the effective dates of credit losses, derivatives and leases standards for certain companies. The ASU allows deferral of the credit losses standard to January 1, 2023 for SEC filers considered small reporting companies. The ASU allows deferral of the derivatives and hedging and leasing standards to January 1, 2021 for non-public entities. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The ASU amends ASU 2016-13 and extends the recovery guidance to purchased financial assets with credit deterioration. The ASU is effective when the entity adopts ASU 2016-13. The Company is currently evaluating the impact the standard will have on our condensed consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our condensed consolidated financial statements and related disclosures.

NOTE 2. INVENTORY

Inventory consisted of the following:

	December 31, 2019	March 31, 2019
Finished goods	$55,521	$575,699
Work-in-progress	238,052	189,069
Raw materials	3,516,828	3,750,955
	3,810,401	4,515,723
Less: Inventory reserve	-	-
	$3,810,401	$4,515,723

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2019	March 31, 2019
Land, building and improvements	$5,260,523	$5,260,523
Laboratory, manufacturing, warehouse and transportation equipment	12,135,950	12,078,340
Office equipment and software	373,601	373,601
Furniture and fixtures	383,103	383,103
	18,153,177	18,095,567
Less: Accumulated depreciation	(10,634,174)	(9,651,718)
	$7,519,003	$8,443,849

Depreciation expense was $326,908 and $317,618 for the three months, and $982,456 and $931,180 for the nine months, ended December 31, 2019 and 2018, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	December 31 2019
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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize the Company’s bonds payable liability:

	December 31, 2019	March 31, 2019
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,575,000	$1,670,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(105,000)	(95,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,470,000	$1,575,000

Bond offering costs	$354,454	$354,453
Less: Accumulated amortization	(203,221)	(192,591)
Bond offering costs, net	$151,233	$161,862

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$105,000	$95,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$90,822	$80,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$1,470,000	$1,575,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(137,055)	(147,685)
Long term portion of bonds payable, net of bond offering costs	$1,332,945	$1,427,315

Amortization expense was $3,545 and $3,544 for the three months, and $10,630 and $10,636 for the nine months, ended December 31, 2019 and 2018, respectively.

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	December 31, 2019	March 31, 2019
Equipment and insurance financing loans payable, between 3.5% and 12.73% interest and maturing between March 2019 and July 2024	$886,817	$1,272,298
Less: Current portion of loans payable	(356,137)	(573,029)
Long-term portion of loans payable	$530,480	$699,269

The interest expense associated with the loans payable was $18,291 and $28,025 for the three months, and $63,170 and $86,765 for the nine months, ended December 31, 2019 and 2018, respectively.

NOTE 7. RELATED PARTY SECURED PROMISSORY NOTE WITH MIKAH PHARMA LLC

For consideration of the assets acquired on May 15, 2017, the Company issued a Secured Promissory Note (the “Note”) to Mikah for the principal sum of $1,200,000. The Note matures on December 31, 2020 in which the Company shall pay the outstanding principal balance of the Note. Interest shall be computed on the unpaid principal amount at the per annum rate of ten percent (10%); provided, upon the occurrence of an Event of Default as defined within the Note, the principal balance shall bear interest from the date of such occurrence until the date of actual payment at the per annum rate of fifteen percent (15%). All interest payable hereunder shall be computed on the basis of actual days elapsed and a year of 360 days. Installment payments of interest on the outstanding principal shall be paid as follows: quarterly commencing August 1, 2017 and on November 1, February 1, May 1 and August 1 of each year thereafter. No principal or interest payments have been made on the Note since its issuance. All unpaid principal and accrued but unpaid interest shall be due and payable in full on the Maturity Date. The interest expense associated with the Note was $30,000 for the three months and $90,000 for the nine months ended December 31, 2019 and 2018, respectively. Accrued interest due and owing on this note was $315,000 and $225,000 as of December 31, 2019 and March 31, 2019, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $492,224 as of December 31, 2019, were comprised of a current component of $430,000 and a long-term component of $62,224. Deferred revenues in the aggregate amount of $1,252,223 as of March 31, 2019, were comprised of a current component of $1,013,333 and a long-term component of $238,890. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

Lease assets and liabilities are classified as follows on the condensed consolidated balance sheet at December 31, 2019:

Lease	Classification	As of December 31, 2019
Assets
Operating	Operating lease – right to use asset	$412,063
Total leased assets		$412,063

Liabilities
Current
Operating	Lease obligation – operating lease	$203,984

Long-term
Operating	Lease obligation – operating lease, net of current portion	221,166
Total lease liabilities		$425,150

Rent expense is recorded on the straight-line basis. Rent expense under the 135 Ludlow Ave. modified lease for the three months ended December 31, 2019 and 2018 was $18,296 and $54,909, and $128,072 and $164,757 for the nine months ended December 31, 2019 and 2018, respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below show the future minimum rental payments, exclusive of taxes, insurance and other costs, under the 135 Ludlow Ave. modified lease:

Years ending March 31,	Amount
2020 — Remaining	$55,986
2021	225,063
2022	171,315
Total future minimum lease payments	452,634
Less: interest	(27,214)
Present value of lease payments	$425,150

The weighted-average remaining lease term and the weighted-average discount rate of our lease was as follows:

Lease Term and Discount Rate	December 31, 2019
Remaining lease term (years)
Operating leases	2.0

Discount rate
Operating leases	6%

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of December 31, 2019, and March 31, 2019, the Company had a liability of $34,916 and $33,383, respectively, and recorded as a component of other long-term liabilities.

NOTE 10. PREFERRED STOCK

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, 24.0344 shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of December 31, 2019.

The shares were issued pursuant to an Exchange Agreement with Nasrat Hakim, (“Hakim”) a related party and the Company’s President, CEO and Chairman of the Board of Directors. Pursuant to the Exchange Agreement the Company exchanged 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of common stock at $0.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of common stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of common stock at $0.1521 per share, and such warrants were classified as liabilities on the accompanying unaudited condensed consolidated balance sheet as of December 31, 2019 (See Note 11).

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

The fair value of the Series J Preferred issued by the Company pursuant to the exchange agreement was calculated using a Monte Carlo Simulation because of the probability assumptions associated with the shareholder approval provisions; the following are the Monte Carlo inputs:

April 28, 2017
Fair value of the Company’s common stock	$0.1521
Initial exercise price	$0.1521
Number of Series J Preferred issued	24.0344
Fully diluted shares outstanding as of measurement date	923,392,780
Risk-free rate	2.30%
Volatility	90.00%
Shareholder approval threshold	$0.1521
Probability of approval is ending stock price is greater than threshold - midpoint	82.50%
Probability of approval is ending stock price is greater than threshold - midpoint	17.50%
Trials	200,000

Authorized, issued and outstanding shares, along with carrying value as of March 31, 2019 are as follows:

Shares authorized	50
Shares outstanding	24.0344
Par value	$0.01
Stated value	$1,000,000
Conversion price	$0.1521
Common shares to be issued upon redemption	158,017,321
Carrying value of Series J convertible preferred stock	$13,903,960

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Increase in Authorized Shares

An amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 995,000,000 shares to 1,445,000,000 shares was approved at the Company’s Annual Meeting of Shareholders held on December 4, 2019. Prior to the approval of the increase in the number of authorized shares, there were insufficient authorized shares if the Series J Preferred Stock were converted. As a result, the shares were classified in mezzanine equity. After the approval of the increase in the number of authorized shares, there are now sufficient authorized shares if the Series J Preferred Stock were converted. With the approval of the increase in the number of authorized shares, there is no longer the presumption that a cash settlement will be required. Therefore, the Series J Preferred has been reclassified from mezzanine equity to permanent equity at its current carrying amount of $13,903,960 on the accompanying condensed consolidated balance sheet.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS – WARRANTS

The Company evaluates and accounts for its freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities.

The Company issued warrants, with a term of seven years, to Nasrat Hakim, pursuant to the Exchange Agreement detailed below.

A summary of warrant activity is as follows:

	December 31 2019		March 31, 2019
	Warrant Shares	Weighted Avg. Exercise Price	Warrant Shares	Weighted Avg. Exercise Price
Balance at beginning of period	79,008,661	$0.1521	79,008,661	$0.1521

Warrants granted pursuant to the issuance of Series J convertible preferred shares	-	-	-	-

Warrants exercised, forfeited and/or expired, net	-	-	-	-

Balance at end of period	79,008,661	$0.1521	79,008,661	$0.1521

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the warrants issued by the Company pursuant to the issuance of Series J convertible preferred shares (79,008,661 warrant shares) was calculated using a Monte Carlo Simulation because of the probability assumptions associated with the Shareholder Approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

March 31, 2019
Fair value of the Company’s common stock	$0.9900
Initial exercise price	$0.1521
Number of common warrants	79,008,661
Fully diluted shares outstanding as of measurement date	824,946,559
Warrant term (in years)	8.08
Risk-free rate	2.35%
Volatility	90.00%
Shareholder approval threshold	$0.1580
Probability of approval is ending stock price is greater than threshold - midpoint	82.50%
Probability of approval is ending stock price is greater than threshold - midpoint	17.50%
Trials	100,000
Fair value of derivative financial instruments - warrants	$2,487,830

The fair value of the warrants issued by the Company pursuant to the issuance of Series J convertible preferred shares (79,008,661 warrant shares) was calculated using a Black-Scholes model instead of a Monte Simulation because the probability with the shareholder approval provisions was no longer a factor. The following assumptions were used in the Black-Scholes model to calculate the fair value of warrants issued by the Company pursuant to the issuance of Series J convertible preferred shares (79,008,661 warrant shares):

December 31, 2019
Fair value of the Company’s common stock	$0.0925
Volatility	83.89%
Initial exercise price	$0.1521
Warrant term (in years)	7.3
Risk free rate	1.83%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the nine months ended December 31, 2019 were as follows:

Outstanding at March 31, 2019	$2,487,830
Change in fair value of derivative financial instruments - warrants	2,590,695
Balance at December 31, 2019	$5,078,525

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

Under the terms and subject to the conditions of the 2017 LPC Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase up to $40 million in shares of common stock, subject to certain limitations, from time to time, over the 36-month period commencing on June 5, 2017. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 500,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 1,000,000 shares, depending upon the closing sale price of the common stock (such purchases, “ Regular Purchases “). However, in no event shall a Regular Purchase be more than $1,000,000. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases under certain circumstances. In the case of both Regular Purchases and accelerated purchases, the purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring during the business days used to compute the purchase price. Sales of shares of common stock to Lincoln Park under the 2017 LPC Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of common stock.

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

During the nine months ended December 31, 2019, a total of 8,895,233 shares were sold to Lincoln Park pursuant to the 2017 LPC Agreement for net proceeds totaling $806,987. In addition, 111,778 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement. During the nine months ended December 31, 2018, a total of 17,642,083 shares were sold to Lincoln Park pursuant to the 2017 LPC Agreement for net proceeds totaling $1,669,829. In addition, 231,295 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement.

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

During the nine months ended December 31, 2019, the Company did not issue any shares of common stock to its Directors in payment of director’s fees.

During the nine months ended December 31, 2019, the Company accrued director’s fees totaling 67,500, which will be paid via cash payments totaling $22,500 and the issuance of 585,417 shares of Common Stock.

As of December 31, 2019, the Company owed its Directors a total of $60,000 in cash payments and 1,379,033 shares of Common Stock in payment of director fees totaling $180,000 due and owing. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

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

During the nine months ended December 31, 2019, the Company did not issue any shares pursuant to employment contracts with the Company’s President and Chief Executive Officer, Chief Financial Officer or certain other employees. During the nine months ended December 31, 2019, the Company did not issue any shares pursuant to the engagement contracts with certain consultants.

As of December 31, 2019, the Company accrued salaries totaling $603,750 owed to the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees which will be paid via the issuance of 7,854,334 shares of Common Stock.

As of December 31, 2019, the Company owed its President and Chief Executive Officer, Chief Financial Officer and certain other employees’ salaries totaling $2,110,000 which will be paid via the issuance of 22,536,856 shares of Common Stock.

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

			Weighted Average
	Shares	Weighted Average	Remaining Contractual	Aggregate
	Underlying Options	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at April 1, 2019	6,158,000	$0.15	5.0	$87,330
Forfeited and expired	(283,000)	$0.15	7.8	$-
Outstanding at December 31, 2019	5,875,000	$0.14	4.0	$-
Exercisable at December 31 2019	5,541,668	$0.14	4.0	$67,500

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company common stock as of December 31, 2019 and March 31, 2019 of $0.0925 and $0.10, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Three customers accounted for approximately 94% of the Company’s revenues for the nine months ended December 31, 2019. These three customers accounted for approximately 57%, 24%, and 13% of revenues each. The same three customers accounted for approximately 69%, 12%, and 13% of revenues each, respectively, for the three months ended December 31, 2019.

Three customers accounted for substantially all the Company’s revenues for the nine months ended December 31, 2018. These three customers accounted for approximately 63%, 17%, and 16% of revenues each, respectively. The same three customers accounted for approximately 58%, 21%, and 7% of revenues each, respectively, for the three months ended December 31, 2018.

Accounts Receivable

Three customers accounted for approximately 90% the Company’s accounts receivable as of December 31, 2019. These three customers accounted for approximately 60%, 22% and 8% of accounts receivable each.

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2019. These four customers accounted for approximately 38%, 34%, 19%, and 4% of accounts receivable each.

Purchasing

Eight suppliers accounted for more than 85% of the Company’s purchases of raw materials for the nine months ended December 31, 2019. Included in these eight suppliers were three suppliers that accounted for approximately 34%, 25%, and 11% of purchases each.

Seven suppliers accounted for more than 75% of the Company’s purchases of raw materials for the nine months ended December 31, 2018. Included in these seven suppliers are two suppliers that accounted for approximately 40%, 16%, and 15% of purchases each.

NOTE 15. SEGMENT RESULTS

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

The Company has determined that its reportable segments are ANDAs for generic products and NDAs for branded products. The Company identified its reporting segments based on the marketing authorization relating to each and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the reporting segments.

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements.

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Operating Income (Loss) by Segment
ANDA	$2,431,906	$(582,822)	$2,538,560	$(1,129,324)
NDA	135,500	(744,393)	407,245	(1,250,420)
	$2,567,406	$(1,327,215)	$2,945,805	$(2,379,744)

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below reconciles the Company’s operating loss by segment to loss from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Operating income (loss) by segment	$2,567,406	$(1,327,215)	$2,945,805	$(2,379,744)
Corporate unallocated costs	(739,790)	(667,002)	(1,740,579)	(3,111,346)
Interest income	2,334	1,733	10,667	4,570
Interest expense	(94,515)	(89,897)	(283,649)	(279,037)
Depreciation and amortization expense	(323,368)	(321,164)	(986,001)	(891,390)
Non-cash items	(213,052)	(321,749)	(532,267)	(766,016)
Change in fair value of derivative instruments – warrants	(3,059,695)	380,976	(2,590,695)	807,347
Loss from operations	$(1,860,680)	$(2,344,318)	$(3,176,719)	$(6,615,616)

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

On December 10, 2018, the Company received approval from the FDA for an ANDA filed for a generic version of Adderall®, an immediate-release mixed salt of a single entity amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate), with strengths of 5mg, 7.5mg. 10mg, 12.5mg, 15mg, 20mg, and 30mg tablets. The product is indicated for the treatment of Attention Deficit Hyperactivity Disorder (ADHD) and Narcolepsy. This approval represents the first FDA approval received for a product co-developed with SunGen under the SunGen Agreement. The first commercial shipment of this product occurred in April 2019. The product is currently marketed by Lannett Company Inc. (“Lannett”) under license granted pursuant a strategic marketing alliance dated March 6, 2019 (the “Lannett Alliance”).

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

NOTE 19. MANUFACTURING, LICENSE AND DEVELOPMENT AGREEMENTS

The Company has entered into the following active agreements:

●	License agreement with Precision Dose, dated September 10, 2010 (the “Precision Dose License Agreement”);

●	Development and License Agreement with SunGen (the “SunGen Agreement”);

●	Strategic Marketing Alliance with Glenmark Pharmaceuticals, Inc. USA dated May 22, 2018 (the “Glenmark Alliance”).

●	Strategic Marketing Alliance with Lannett Company. Inc. dated March 6, 2019 (the “Lannett-SunGen Product Alliance”)

●	Strategic Marketing Alliance with Lannett Company. Inc. dated April 9, 2019 (the “Lannett-Elite Product Alliance”)

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company received a total of $480,000 from Mikah, $150,000 and $330,000 in January and September of 2019, respectively, as an advance payment for the purchase of pharmaceutical materials relating to future product development conducted pursuant to this agreement. This amount was recorded as a deposit and contained within the customer deposits financial statement line item on the condensed consolidated balance sheet. As of the date of this report, the Company has purchased raw materials with an aggregate cost of $452,348 pursuant to this agreement. As of December 31, 2019, the balance of the customer deposit from Mikah was $55,653 and was included in the financial statement line of customer deposits on the accompanying condensed consolidated balance sheet.

NOTE 21. OTHER INCOME – PROCEEDS FROM SALE OF ANDAs

Sale of ANDAs for Oxycodone Hydrochloride and Acetaminophen, USP CII (generic version of Percocet®)

Approved ANDAs for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen were sold to Nostrum Laboratories Inc. (“Nostrum”) for cash consideration totaling $300,000. The three related approved ANDA’s were developed by Elite, with the costs of such development being charged to expense in the periods incurred, in accordance with generally accepted accounting principles.

Sale of ANDAs for Hydrocodone bitartrate and acetaminophen tablets USP CII (generic version of Norco)

Approved ANDAs for a generic version of Norco® (hydrocodone bitartrate and acetaminophen tablets USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets were sold to Nostrum for cash consideration totaling $300,000. The four related approved ANDA’s were developed by Elite, with the costs of such development being charged to expense in the periods incurred, in accordance with generally accepted accounting principles.

NOTE 22. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet date through February 10, 2020. The following are material subsequent events:

Common Stock issued and sold pursuant to the Lincoln Park Purchase Agreement

Subsequent to December 31, 2019 and up to February 4, 2020 (the latest practicable date), a total of 5,337,102 shares of Common Stock were issued to Lincoln Park, with such shares consisting of 5,265,484 purchase shares and 71,618 additional commitment shares. Total proceeds from these transactions was $517,037.

Sale of ANDA for Hydromorphone HCl oral tablet – 8mg

On February 3, 2020, Elite sold the ANDA for generic Hydromorphone HCl 8mg tablet to Nostrum for cash consideration totaling $300,000. The carrying value for the asset related to the ANDA was $0.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

COMPARED TO THE

THREE AND NINE MONTHS ENDED DECEMBER 31, 2018 (UNAUDITED)

The following discussion of our financial condition and results of operations for the three and nine months ended December 31, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2019. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Pursuant to an asset purchase agreement executed on January 16, 2020, on February 3, 2020, Elite sold the ANDA for Hydromorphone tablet to Nostrum Laboratories Inc. (“Nostrum”)  for cash consideration totaling $300,000. The carrying value for the asset related to the ANDA was zero, due to an asset impairment recorded during the fiscal year ended March 31, 2011.

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

Generic version of extended release Central Nervous System stimulant (generic version of Adderall XR®)

On May 24, 2018, the Company filed an ANDA with the FDA for a generic version of an extended release CNS stimulant. The ANDA represents the second filing for a product co-developed with SunGen under the SunGen Agreement. According to IMS Health data, the branded product and its equivalents had total U.S. sales of approximately $1.6 billion for the twelve months ended September 30, 2017. On December 12, 2019, the Company reported that it received approval from the US Food and Drug Administration for a generic version of Adderall XR®, an extended-release mixed salt of a single entity Amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate) with strengths of 5 mg, 10 mg, 15 mg, 20 mg, 25 mg and 30 mg tablets. This is the second product approval for our Elite and SunGen Pharma LLC (“SunGen”) collaboration. The product is jointly owned. Elite manufactures and packages the product on a cost-plus basis. Amphetamine XR Tablets will be sold pursuant to the Lannett Alliance. The Company expects to launch this product during the current fiscal year ending March 31, 2020. Please see the section below titled “Strategic Marketing Alliance with Lannett Company Inc.” for further details on the Lannett Alliance.

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

Phentermine Capsules

Approved ANDAs for Phentermine 30mg and 15mg capsules and Phentermine 30mg seeded capsules were discontinued in March 2019. These three ANDAs had an aggregate carrying value of $291,000, which was recognized as a loss during the fiscal year ended March 31, 2019

Oxycodone Hydrochloride and Acetaminophen, USP CII (generic version of Percocet®)

Approve ANDAs for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen were sold to Nostrum for cash consideration totaling $300,000. The three related approved ANDA’s were developed by Elite, with the costs of such development being charged to expense in the periods incurred, in accordance with generally accepted accounting principles.

Hydrocodone bitartrate and acetaminophen tablets USP CII (generic version of Norco)

Approved ANDAs for a generic version of Norco® (hydrocodone bitartrate and acetaminophen tablets USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets were sold to Nostrum for cash consideration totaling $300,000. The four related approved ANDA’s were developed by Elite, with the costs of such development being charged to expense in the periods incurred, in accordance with generally accepted accounting principles.

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

Strategic Marketing Alliance with Glenmark Pharmaceuticals, Inc. USA

On May 22, 2018, and as amended on August 1, 2018, we entered into a license, manufacturing and supply agreement with Glenmark Pharmaceuticals Inc. USA (“Glenmark”) to market the two Elite generic products described below in the United States with the option to add products in the future (the “Glenmark Alliance”).

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

Three months ended December 31, 2019 compared to December 31, 2018

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended December 31,		Change
	2019	2018	Dollars	Percentage
Manufacturing fees	$3,754,721	$2,108,487	$1,646,234	78%
Licensing fees	1,300,392	585,479	714,913	122%
Total revenue	5,055,113	2,693,966	2,361,147	88%
Cost of revenue	2,163,376	1,771,136	392,420	22%
Gross profit	$2,891,737	$922,830	$1,968,907	213%

Gross profit - percentage	57%	34%

Total revenues for the three months ended December 31, 2019 increased by $2.4 million or 88%, to $5.1 million, as compared to $2.7 million for the corresponding period in 2018, primarily due to revenues earned from Amphetamine IR Tablets, which were launched during the current fiscal year and increased sales of Isradipine during the three months ended December 31, 2019 as compared to the three months ended December 31, 2018.

Manufacturing fees increased by $1.65 million, or 78%, primarily due to revenues earned from the manufacture of Amphetamine IR Tablets, which were launched during the current fiscal year and increased revenues earned from the manufacture of Isradipine during the three months ended December 31, 2019 as compared to the three months ended December 31, 2018.

Licensing fees increased by $0.7 million, or 122%. This increase is primarily due to license fees earned from in-market sales of Amphetamine IR Tablets, which were launched during the current fiscal year.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $0.4 million or 22%, to $2.2 million as compared to $1.8 million for the corresponding period in 2018. This increase was due in large part to the increase in manufacturing revenues as compared to the comparable period of the prior year, which have a strong positive correlation to these costs of revenues.

Our gross profit margin was 57% during the three months ended December 31, 2019 as compared to 34% during the three months ended December 31, 2018. The increase in gross margin is due to the product mix during the current fiscal year consisting of lower manufacturing margin products, as compared with the comparable period of the prior year, combined with the timing of in market sales of the recently launched Amphetamine IR and Dantrolene products resulting in a lag in the timing of license fees, which are correlated to in market sales.

Operating expenses:

	For the Three Months Ended December 31,		Change
	2019	2018	Dollars	Percentage
Operating expenses:
Research and development	$986,832	$2,454,098	$(1,467,266)	-60%
General and administrative	878,540	748,151	130,389	17%
Non-cash compensation	11,802	36,547	(24,745)	-68%
Depreciation and amortization	323,368	321,164	2,204	1%
Total operating expenses	$2,200,542	$3,559,960	$(1,359,418)	-38%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three months ended December 31, 2019 decreased by $1.4 million or 38% to $2.2 million, as compared to $3.6 million for the corresponding period in 2018.

Research and development costs for the three months ended December 31, 2019 were $1.0 million, a decrease of $1.5 million, or 60%, from $2.5 million of such costs for the comparable period of the prior year. The decrease was a result of the timing and nature of product development activities during the three months ended December 31, 2019 as compared to the comparable period of the prior year.

General and administrative expenses for the three months ended December 31, 2019 were $0.88 million, an increase of $0.13 million or 17% from $0.75 million of such costs for the comparable period of the prior year with such increase being attributed in large part to increased costs and headcounts relating to regulatory compliance and remediation of internal control weaknesses being in excess of ongoing cost reduction and control initiatives.

Non-cash compensation expense for the three months ended December 31, 2019 and 2018 was $0.01 million and $0.04 million, respectively.

Depreciation and amortization expenses for the three months ended December 31, 2019 were $0.323 million, a decrease of $0.002 million or approximately 1% from $0.321 million of such costs for the comparable period of the prior year. The decrease was due to capital expenditures for the current fiscal quarter, and related depreciation charges for such expenditures being less than decreased depreciation charges contained in depreciation schedules for assets placed into service in prior periods.

As a result of the foregoing, our loss from operations for the three months ended December 31, 2019 was $0.7 million, compared to a loss from operations of $2.6 million for the three months ended December 31, 2018.

Other income (expense):

	For the Three Months Ended December 31,		Change
	2019	2018	Dollars	Percentage
Other income (expense):
Interest expense	$(94,514)	$(89,897)	$(4,617)	5%
Change in fair value of derivative instruments – warrants	(3,059,695)	380,976	(3,440,671)	-903%
Proceeds from sale of ANDAs	600,000	-	600,000	100%
Interest income	2,334	1,733	601	35%
Other (expense) income, net	$(2,551,875)	$292,812	$(2,844,687)	-972%

Other (expense) income, net for the three months ended December 31, 2019 was other expense of $2.55 million, a decrease of $2.84 million from the net other income of $0.29 million for the comparable period of the prior year. The decrease in other income (expense) was due to derivative income relating to changes in the fair value of our outstanding warrants during the three months ended December 31, 2019. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock. Please see Note 10 to the unaudited condensed consolidated financial statements above.

As a result of the foregoing, our net loss for the three months ended December 31, 2019 was $1.9 million, compared to a net loss of $2.3 million for the comparable period of the prior year.

Nine months ended December 31,2019 compared to December 31, 2018

Revenue, Cost of revenue and Gross profit:

	For the Nine Months Ended December 31,		Change
	2019	2018	Dollars	Percentage
Manufacturing fees	$10,851,425	$4,456,832	$6,394,593	143%
Licensing fees	2,197,915	1,767,881	430,034	24%
Total revenue	13,049,340	6,224,713	6,824,627	110%
Cost of revenue	7,529,918	3,890,086	3,639,832	94%
Gross profit	$5,519,422	$2,334,627	$3,184,795	136%

Gross profit - percentage	42%	38%

Total revenues for the nine months ended December 31, 2019 increased by $6.8 million or 110%, to $13.0 million, as compared to $6.2 million, for the corresponding period in 2018 primarily due to revenues earned from Amphetamine IR Tablets and Dantrolene Tablets, which were launched during the current fiscal year and increased sales of Isradipine during the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018.

Manufacturing fees increased by $6.4 million, or 143%, due to revenues earned from the manufacture of Amphetamine IR Tablets and Dantrolene Tablets, which were launched during the current fiscal year and revenues earned from manufacture of Isradipine during the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018.

Licensing fees increased by $0.4 million, or 24%. This increase is primarily due to license fees earned from in-market sales of Amphetamine IR Tablets, which were launched during the current fiscal year.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $3.6 million or 94%, to $7.5 million as compared to $3.9 million for the corresponding period in 2018. This increase was due in large part to increase in manufacturing revenues compared to the comparable period of the prior year, which have a strong positive correlation to these costs of revenues.

Our gross profit margin was 42% during the nine months ended December 31, 2019 as compared to 38% during the nine months ended December 31, 2018. The increase in gross margin is due to the product mix during the current fiscal year consisting of lower manufacturing margin products, as compared with the comparable period of the prior year, combined with the timing of in market sales of the recently launched Amphetamine IR and Dantrolene products resulting in a lag in the timing of license fees, which are correlated to in market sales.

Operating expenses:

	For the Nine Months Ended December 31,		Change
	2019	2018	Dollars	Percentage
Operating expenses:
Research and development	$3,032,357	$6,236,192	$(3,203,835)	-51%
General and administrative	2,358,588	2,245,900	112,688	5%
Non-cash compensation	53,518	109,641	(56,123)	-51%
Depreciation and amortization	986,001	891,390	94,611	11%
Total operating expenses	$6,430,464	$9,483,123	$(3,052,659)	-32%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the nine months ended December 31, 2019 decreased by $3.1 million or 32% to $6.4 million, as compared to $9.5 million for the corresponding period in 2018.

Research and development costs for the nine months ended December 31, 2019 were $3.0 million, a decrease of $3.2 million, or 51%, from $6.2 million of such costs for the comparable period of the prior year. The decrease was a result of the timing and nature of product development activities during the nine months ended December 31, 2019 as compared to the comparable period of the prior year.

General and administrative expenses for the nine months ended December 31, 2019 were $2.4 million, an increase of $0.1 million or 5% from $2.2 million of such costs for the comparable period of the prior year with such increase being attributed in large part to increased costs and headcounts relating to regulatory compliance and remediation of internal control weaknesses being in excess of ongoing cost reduction and control initiatives.

Non-cash compensation expense for the nine months ended December 31, 2019 and 2018 was $0.05 million and $0.1 million, respectively.

Depreciation and amortization expenses for the nine months ended December 31, 2019 were $1.0 million, an increase of $0.1 million or 11% from $0.9 million of such costs for the comparable period of the prior year. The increase was due to acquisitions of additional fixed assets as well as additional equipment being placed into service during the current fiscal year, in particular equipment required for compliance with new serialization regulations.

As a result of the foregoing, our loss from operations for the nine months ended December 31, 2019 was $0.9 million, compared to a loss from operations of $7.1 million for the nine months ended December 31, 2018.

Other income (expense):

	For the Nine Months Ended December 31,		Change
	2019	2018	Dollars	Percentage
Other income (expense):
Interest expense	$(283,649)	$(279,037)	$(4,612)	2%
Change in fair value of derivative instruments – warrants	(2,590,695)	807,347	(3,398,042)	-421%
Proceeds from sale of ANDAs	600,000	-	600,000	100%
Interest income	10,667	4,570	6,097	133%
Other (expense) income, net	$(2,263,677)	$532,880	$(2,796,557)	-525%

Other (expense) income, net for the nine months ended December 31, 2019 was other expense of $2.3 million, a decrease of $2.8 million from the net other income of $0.5 million for the comparable period of the prior year. The decrease in other income (expense) was due to derivative income relating to changes in the fair value of our outstanding warrants during the nine months ended December 31, 2019. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net loss for the nine months ended December 31, 2019 was $3.2 million, compared to a net loss of $6.6 million for the comparable period of the prior year.

Liquidity and Capital Resources

Capital Resources

	December 31, 2019	March 31, 2019	Change
Current assets	$9,042,300	$8,856,542	$185,758
Current liabilities	$7,746,372	$6,906,132	$840,240
Working capital	$1,295,928	$1,950,410	$(654,482)

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States applicable to a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended December 31, 2019 and 2018, the Company recorded a net loss from operations of approximately $0.9 million and $7.1 million, respectively. For the nine months ended December 31, 2019 and 2018, the Company recorded a net decrease in cash of approximately $0.4 million and $3.5 million, respectively. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

In connection with the preparation of the financial statements for the three and nine months ended December 31, 2019, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance, or the date the financial statements were available for issuance, noting that there did appear to be evidence of substantial doubt of its ability to continue as a going concern. To continue as a going concern, the Company will need to do some or all of the following, without limitation: obtain additional financing, increase sales of existing products, bring additional products in the pipeline to market and/or reduce expenses. the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Please also note that while the equity line available under the 2017 LPC Purchase Agreement had approximately $35 million available for purchase of shares of Common Stock, the ability of the Company to access these funds is strongly and directly correlated to the trading price of Common Stock in the OTC Market. Accordingly, absent an increase in the such trading price of Common Stock, to a price that is significantly above the closing price of $0.0925 on December 31, 2019, the Company will be unable to realize a significant portion of the remaining equity line through sales of Common Stock to Lincoln Park pursuant to the 2017 LPC Purchase Agreement, resulting in substantial doubt as to the availability of adequate financial resources required for continued operations on a going concern basis.

Our working capital (total current assets less total current liabilities) decreased by $0.65 million from $1.95 million as of March 31, 2019 to $1.30 million as of December 31, 2019, with such decrease being primarily related to the income from operations of $0.7 million offset by the reclassification from long term to current liabilities of the $1.2 million note payable to related party.

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

Summary of Cash Flows:

	For the Nine Months Ended December 31,
	2019	2018
Net cash used in operating activities	$(587,684)	$(4,656,762)
Net cash used in investing activities	$(3,148)	$(19,130)
Net cash provided by financing activities	$188,719	$1,181,783

Net cash used in operating activities for the nine months ended December 31, 2019 was $0.6 million, which included net loss of $3.2 million, amortization of operating leases – rights to use assets of $0.1 million and changes in operating assets and liabilities of $1.63 million. These instances of decreases in cash are offset by non-cash expenses including depreciation and amortization of $1.0 million, change in fair value of derivative financial instruments – warrants of $2.6 million, non-cash compensation accrued of $0.7 million and non-cash compensation from the issuance of options of $0.05 million.

Net cash used in investing activities for the nine months ended December 31, 2019 was $0.003 million.

Net cash provided by financing activities was $0.2 million for the nine months ended December 31, 2019 which consist primarily of proceeds from the issuance of common stock pursuant to the 2017 LPC Purchase Agreement (see below) offset by loan and bond payments.

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

During the nine months ended December 31, 2019, the Company sold 8,895,233 shares of its common stock for proceeds totaling $806,987 in connection with the 2017 LPC Purchase Agreement with Lincoln Park. In addition, during the nine months ended December 31, 2019, the Company issued 111,778 shares of its Common Stock as additional commitment shares pursuant to the 2017 LPC Purchase Agreement.

Increase in Authorized Shares

An amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 995,000,000 shares to 1,445,000,000 shares was approved at the Company’s Annual Meeting of Shareholders held on December 4, 2019. Prior to the approval of the increase in the number of authorized shares, there were insufficient authorized shares if the Series J Preferred Stock were converted. As a result, the shares were classified in mezzanine equity. After the approval of the increase in the number of authorized shares, there are now sufficient authorized shares if the Series J Preferred Stock were converted. With the approval of the increase in the number of authorized shares, there is no longer the presumption that a cash settlement will be required. Therefore, the Series J Preferred has been reclassified from mezzanine equity to permanent equity at its current carrying amount of $13,903,960 on the accompanying condensed consolidated balance sheet.

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

Remediation Efforts to Address Material Weaknesses

We continue to revise and evaluate the existing control environment documentation, designing and implementing controls, policies and procedure documentation that is consistent with our current personnel, resources and capabilities. Please note that these material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time, allowing management, through testing, to reach a conclusion on such controls design and operational efficacy. There is also a strong direct correlation between resources and our ability to remediate, in accordance with COSO criteria, the above referenced material weaknesses in internal controls. Accordingly, improvement in our financial position is a critical component of our ability to achieve effective disclosure controls and procedures. As such, the Company has hired and engaged additional personnel and resources for the accounting, and material management functions to help remediate identified material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDURES

Pending Litigation

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

3.1(c)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(d)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

3.1(e)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 17, 2014 and filed with the SEC on March 18, 2014.

4.1	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.2	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.3	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.4	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.5	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.6	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.10	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.11	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.12	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.13	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.14	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.15	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.16	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.17	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.18	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A, dated August 1, 2013 and filed with the SEC on August 30, 2018. (Confidential Treatment granted with respect to portions of the Agreement).

10.19	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.20	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.21	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.22	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.23	February 7, 2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.24	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.25	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.26	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.27	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on July 11, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.28	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.

10.29	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.30	Purchase Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.31	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.32	April 28, 2017 Exchange Agreement between the Company and Nasrat Hakim, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28. 2017.

10.33	May 2017 Trimipramine Acquisition Agreement from Mikah Pharma, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.34	May 2017 Secured Promissory Note from the Company to Mikah Pharma, incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.35	May 2017 Security Agreement between the Company to Mikah Pharma, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.36	May 2017 Assignment of Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.37	May 2017 Assignment of Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.38	Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.39	Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.40	Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. And SunGen dated July 6, 2017, incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.41	First Amendment To Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.42

Second Amendment To Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.43	May 22, 2018 License, Manufacturing and Supply Agreement with Glenmark Pharmaceuticals Inc. USA, incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and filed with the SEC on June 14, 2018. (Confidential treatment granted with respect to portions of the Agreement).

10.44	August 1, 2018 Amendment to the Glenmark Pharmaceuticals Inc. USA License, Supply and Distribution Agreement (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).*

10.45	License, Supply And Distribution Agreement effective March 6, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).*

10.46	License, Supply And Distribution Agreement effective April 9, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.47	License, Supply And Distribution Agreement effective March 6, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.48	Development Agreement effective December 3, 2018 by and between Mikah Pharma LLC and Elite Laboratories, Inc., incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.49	Asset Purchase Agreement dated November 13, 2019 by and between the Company and Nostrum Laboratories Inc.*

10.50	January 2, 2020 Amendment to the Glenmark Pharmaceuticals Inc. USA License, Supply and Distribution Agreement (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).*

10.51	Asset Purchase Agreement executed January 16, 2020 by and between the Company and Nostrum Laboratories Inc.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

February 10, 2020	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

February 10, 2020	By:	/s/ Carter J. Ward
Carter J. Ward Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)