Form 10-K
period 2020-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2020-06-30
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED MARCH 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates at September 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter was $65,061,607.

The number of shares of the registrant’s Common Stock outstanding as of June 24, 2020 was 840,404,367.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact are forward-looking statements, and include, without limitation, estimated future results of operations, estimates of future revenues, future expenses, future net income and future net income per share, as well as statements regarding future financing activities, the impact of the novel strain of coronavirus referred to as COVID-19 on the health and welfare of our employees and on our business, including any response to COVID-19 such as anticipated return to historical purchasing decisions by customers, the economic impact of COVID-19, changes in consumer spending, decisions to engage in certain medical procedures, future governmental orders that could impact our operations and the ability of our manufacturing facilities and suppliers to fulfill their obligations to us, and any other statements that refer to our expected, estimated or anticipated future results. Without limiting the foregoing, the words “plan”, “intend”, “may,” “will,” “expect,” “believe”, “could,” “would”, “continue”, “pursue”, “anticipate,” “estimate,” “forecast”, “contemplate”, “envisage”, “project”, or “continue” or the negative other variations thereof, or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. All statements other than statements of historical fact included in this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note, without limitation, that statements regarding the preliminary nature of the clinical program results and the potential for further product development, that involve known and unknown risks, delays, uncertainties and other factors not under our control, the requirement of substantial future testing, clinical trials, regulatory reviews and approvals by the Food and Drug Administration and other regulatory authorities prior and subsequent to the commercialization of products under development and those currently related to commercial operations, our ability to fund all of our activities and our ability to manufacture and sell any products, gain market acceptance earn a profit from sales or licenses of any drugs or our ability to discover new drugs in the future are all forward-looking in nature.

In addition, because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties including, without limitation, the risks related to the impact of COVID-19 (such as, without limitation, the scope and duration of the pandemic and the resulting economic crisis and levels of unemployment, governmental actions and restrictive measures implemented in response, material delays and cancellations of certain medical procedures, potential manufacturing and supply chain disruptions and other potential impacts to the business as a result of COVID-19) and the other risks and uncertainties more fully described under the caption “Risk Factors” in Part I, Item 1A of this document. These risks and uncertainties, many of which are outside of our control, and any other risks and uncertainties that we are not currently able to predict or identify, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause our actual results to differ materially and adversely from those expressed in forward-looking statements contained or incorporated by reference in this document. Additionally, the prolonged impact of COVID-19 could heighten the impact of one or more of such risk factors.

We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities law. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission (the “SEC”). Also, please note that in Part 1, Item 1A, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 27E of the Exchange Act. You are notified and should understand that it is not possible to predict or identify all such factors and consequently should not consider this to be a complete, all-inclusive discussion of all potential risks or uncertainties.

i

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

Strategy

We focus our efforts on the following areas: (i) manufacturing of a line of generic pharmaceutical products with approved Abbreviated New Drug Applications (“ANDAs”); (ii) development of additional generic pharmaceutical products; (iii) development of the other products in our pipeline including the products with our partners; (iv) commercial exploitation of our products either by license and the collection of royalties, or through the manufacture of our formulations; and (v) development of new products and the expansion of our licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

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

Commercial Products

We own, license, contract manufacture or receive royalties from the following products currently being sold commercially:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	n/a	Cardiovascular	January 2015
Oxycodone HCl Immediate Release 5mg, 10mg, 15mg, 20mg and 30mg tablets (“OXY IR 5mg”, “Oxy IR 10mg”, “Oxy IR 15mg”, “OXY IR 20mg” and “Oxy IR 30mg”)	Roxycodone®	Pain	March 2016
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Immediate Release 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg tablets (“Amphetamine IR 5mg”, “Amphetamine IR 7.5mg”, “Amphetamine IR 10mg”, “Amphetamine IR 12.5mg”, “Amphetamine IR 15mg”, “Amphetamine IR 20mg” and “Amphetamine IR 30mg”)	Adderall®	Central Nervous System (“CNS”) Stimulant	April 2019
Dantrolene Sodium Capsules 25mg, 50mg and 100mg (“Dantrolene 25mg”, “Dantrolene 50mg”, Dantrolene 100mg”)	Dantrium®	Muscle Relaxant	June 2019
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Extended Release 5mg, 10mg, 15mg, 20mg, 25mg, and 30mg capsules (“Amphetamine ER 5mg”, “Amphetamine ER 10mg”, “Amphetamine ER 15mg”, “Amphetamine ER 20mg”, “Amphetamine ER 25mg”, and “Amphetamine ER 30mg”)	Adderall XR®	Central Nervous System (“CNS”) Stimulant	March 2020

Note: Phentermine 37.5mg is also referred to as “Phentermine Tablets”. Phentermine 15mg and Phentermine 30mg are collectively and individually referred to as “Phentermine Capsules”. Phendimetrazine 35mg is also referred to as “Phendimetrazine Tablets”. Naltrexone 50mg is also referred to as “Naltrexone Tablets”. Isradipine 2.5mg and Isradipine 5mg are collectively and individually referred to as “Isradipine Capsules”. Oxy IR 5mg, Oxy IR 10mg, Oxy IR 15mg Oxy IR 20mg and Oxy IR 30mg are collectively and individually referred to as “Oxy IR”. Trimipramine 25mg, Trimipramine 50mg, and Trimipramine 100mg are collectively and individually referred to as “Trimipramine Capsules”. Amphetamine IR 5mg, Amphetamine IR 7.5mg, Amphetamine IR 10mg, Amphetamine IR 12.5mg, Amphetamine IR 15mg, Amphetamine IR 20mg and Amphetamine IR 30mg are collectively and individually referred to as “Amphetamine IR Tablets”. Dantrolene 25mg, Dantrolene 50mg and Dantrolene 100mg are collectively and individually referred to as “Dantrolene Capsules”. Amphetamine ER 5mg, Amphetamine ER 10mg, Amphetamine ER 15mg. Amphetamine ER 20mg, Amphetamine ER 25mg and Amphetamine ER 30mg are collectively and individually referred to as “Amphetamine ER Capsules”.

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

Phendimetrazine Tartrate 35mg

The ANDA for Phendimetrazine was acquired by Elite in 2013.

Phendimetrazine 35mg is currently a commercial product being manufactured at the Northvale Facility and distributed by Elite.

Phentermine 15mg and Phentermine 30mg

Phentermine 15mg capsules and Phentermine 30mg capsules were developed by the Company, with Elite receiving approval from the United States Food and Drug Administration (“FDA”) of the related ANDA in September 2012.

Sales and marketing rights for Phentermine 15mg and Phentermine 30mg are included in the Precision Dose License Agreement. Please see the section below titled “Precision Dose License Agreement” for further details of this agreement.

Phentermine 15mg and Phentermine 30mg are currently being manufactured by Elite and distributed by TAGI under the Precision Dose License Agreement.

Naltrexone 50mg

The ANDA for Naltrexone 50mg was acquired by Elite in 2010.

Sales and marketing rights for Naltrexone 50mg are included in the Precision Dose License Agreement. Please see the section below titled “Precision Dose License Agreement” for further details of this agreement. Naltrexone 50mg is currently being manufactured by Elite and distributed by TAGI under the Precision Dose License Agreement.

Isradipine 2.5mg and Isradipine 5mg

The approved ANDAs for Isradipine 2.5mg and Isradipine 5mg were acquired by Elite in 2013

Isradipine 2.5mg and Isradipine 5mg are currently a commercial product being manufactured by Elite at the Northvale Facility and distributed by Glenmark, on an exclusive basis.

Oxycodone 5mg, Oxycodone 10mg, Oxycodone 15mg, Oxycodone 20mg and Oxycodone 30mg (“Oxy IR”)

We received notification from Epic in October 2015 of the approval by the FDA of the ANDA for Oxy IR which is owned by Epic. This product was an Identified IR Product in the Epic Strategic Alliance Agreement Dated March 18, 2009 (the “Epic Strategic Alliance”). Oxy IR was developed at the Northvale Facility pursuant to the Epic Strategic Alliance, in which we are entitled to a Product Fee of 15% of Profits through March 2026, as defined in the Epic Strategic Alliance. The first commercial sale of Oxy IR occurred in March 2016, and sales by Epic of this product are ongoing.

Trimipramine 25mg, Trimipramine 50mg and Trimipramine 100mg

The approved ANDA for Trimipramine was acquired by Elite in 2017.

Trimipramine 25mg, Trimipramine 50mg and Trimipramine 100mg are currently a commercial product being manufactured by Elite at the Northvale Facility and distributed by Glenmark, on an exclusive basis.

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

Amphetamine IR Tablets are currently a commercial product being manufactured by Elite and distributed by Lannett Company Inc. (“Lannett”), on an exclusive basis.

Dantrolene Capsules

The approved ANDAs for Dantrolene 25mg, Dantrolene 50mg and Dantrolene 100mg were acquired by Elite in 2013. Dantrolene Capsules are currently a commercial product being manufactured by Elite at the Northvale Facility and distributed by Lannett, on an exclusive basis.

Amphetamine ER Capsules

On December 12, 2019, the Company received approval from the FDA for Amphetamine ER Capsules, a generic version of Adderall XR®, an extended-release mixed salt of a single entity Amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate) with strengths of 5mg, 10mg, 15mg, 20mg, 25mg, and 30 mg tablets.  The product is a central nervous system stimulant and is indicated for the treatment of ADHD and Narcolepsy.

Amphetamine ER Capsules are currently a commercial product being manufactured by Elite and distributed by Lannett, on an exclusive basis.

Filed products under FDA review

SequestOx™ - Immediate Release Oxycodone with sequestered Naltrexone

SequestOx™ is our abuse-deterrent candidate for the management of moderate to severe pain where the use of an opioid analgesic is appropriate. SequestOx™ is an immediate-release Oxycodone Hydrochloride containing sequestered Naltrexone which incorporates 5mg, 10mg, 15mg, 20mg and 30mg doses of oxycodone into capsules.

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

There can be no assurances of the Company conducting future clinical trials, or if such trials are conducted, there can be no assurances of the success of any future clinical trials, or if such trials are successful, there can be no assurances that an intended future resubmission of the NDA product filing, if made, will be accepted by or receive marketing approval from the FDA. In addition, even if marketing authorization is received, there can be no assurances that there will be future revenues or profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization.

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

Generic version of an antibiotic product

On January 3, 2019, the Company filed an ANDA with the FDA for a generic version of an antibiotic product. According to QVIA (formerly QuintilesIMS Health) data, the branded product for this antibiotic and its equivalents had total annual U.S. sales of approximately $85 million for the twelve months ending September 30, 2019. The product is jointly owned by Elite and SunGen Pharma LLC. Upon approval by the FDA of this ANDA, Elite will manufacture and package the product on a cost-plus basis. The ANDA is currently under review by the FDA.

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

Approved Products Not Yet Commercialized

Loxapine 5mg, 10mg, 25mg and 50mg capsules (“Loxapine Capsules”)

The FDA approved a transfer for manufacturing of Loxapine Capsules at the Northvale Facility. The Company will provide an update upon launch of the product. The approved ANDAs for Loxapine Capsules were acquired as part of the 2013 ANDA acquisition between the Company and Mikah Pharma. Please see the section below titled “Asset Acquisition Agreements” for further details on the 2013 ANDA acquisition agreement. There can be no assurances that there will be future revenues or profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure these marketing authorizations.

Acetaminophen and Codeine Phosphate

The Company received approval from the FDA of an ANDA for a generic version of Tylenol® with Codeine (acetaminophen and codeine phosphate) 300mg/7.5mg, 300mg/15mg, 300mg/30mg and 300mg/60mg tablets. Acetaminophen with codeine is a combination medication indicated for the management of mild to moderate pain, where treatment with an opioid is appropriate and for which alternative treatments are inadequate. Acetaminophen with codeine products have annual U.S. sales of approximately $45 million according to IQVIA (formerly QuintilesIMS Health Data). The Company is not pursuing licensing deals for any opioids at this time until the market changes. The Company will wait for the market to stabilize before pursuing these opportunities.

There can be no assurances in relation to any of the above approved products not yet commercialized, that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure these marketing authorizations.

Discontinued and Transferred Products

As part of standard operating practices, the Company, from time to time, as relevant, conducts evaluations of all ANDAs owned, consisting, without limitation, of ANDAs acquired or approved prior to the fiscal year ended March 31, 2020 (“Fiscal 2020”) and ANDAs acquired or approved during the Fiscal 2020. Such evaluations include, without limitation, costs and benefits relating to each ANDA owned, with such costs including those fees required under the FDA’s Generic Drug User Fee Amendment (“GDUFA”) which is significantly influenced by the number of ANDAs owned, and other costs and benefits taking into consideration various specific market factors for each ANDA. Those ANDAs with a cost/benefit profile not consistent with management criteria for continuation are identified for disposition and effort is made to determine the optimal course of action to achieve disposition of the ANDA.

During Fiscal 2020, approved ANDAs for the following products were identified for disposition and transferred to third parties in exchange for cash consideration received:

-	Methadone 5mg and 10mg tablets (“Methadone Tablets”)
-	Phendimetrazine 35mg tablets (the “Second Phendimetrazine Product”)
-	Hydromorphone 8mg tablets (“Hydromorphone Tablets”)
-	Oxycodone and Acetaminophen 5mg/325mg, 7.5mg/325mg, 10mg/325mg tablets (“Oxycodone and Acetaminophen Tablets”)
-	Hydrocodone and Acetaminophen 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg, 10mg/325mg tablets (“Hydrocodone and Acetaminophen Tablets”)

Methadone 5mg and 10mg tablets

The Approved ANDA for Methadone 5mg and 10mg tablets was sold to Nostrum Laboratories Inc. (“Nostrum”) for cash consideration totaling $300,000 in February 2020. This ANDA was developed by Elite prior to Fiscal 2020, with the costs of such development being charged against income in the periods incurred. The sale of this ANDA resulted in the recognition of other income during Fiscal 2020 in an amount equal to the cash consideration received.

Phendimetrazine 35mg tablets

The Approved ANDA for Phendimetrazine 35mg tablets was sold to Nostrum for cash consideration totaling $300,000 in February 2020. This ANDA was developed by Elite prior to Fiscal 2020, with the costs of such development being charged against income in the periods incurred. The sale of this ANDA resulted in the recognition of other income during Fiscal 2020 in an amount equal to the cash consideration received.

Please note that, at the time of this transaction, the Company had two approved ANDAs for phendimetrazine 35mg tablets. After selling one of these ANDAs, the Company retained one approved ANDA for this product, with this ANDA being included in current commercial operations. Please see the section above titled “Commercial Products” for more details on the ANDA retained.

Hydromorphone 8mg tablets

The Approved ANDA for Hydromorphone 8mg tablets was sold to Nostrum for cash consideration totaling $300,000 in December 2019. This ANDA had a book value of zero at the time of its sale to Nostrum. The sale of this ANDA resulted in the recognition of other income during Fiscal 2020 in an amount equal to the cash consideration received.

Oxycodone and Acetaminophen 5mg/325mg, 7.5mg/325mg, 10mg/325mg tablets

The Approved ANDA for Oxycodone and Acetaminophen 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets was sold to Nostrum for cash consideration totaling $300,000 in November 2019. This ANDA was developed by Elite prior to Fiscal 2020, with the costs of such development being charged against income in the periods incurred. The sale of this ANDA resulted in the recognition of other income during Fiscal 2020 in an amount equal to the cash consideration received.

Hydrocodone and Acetaminophen 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg, 10mg/325mg tablets

The Approved ANDA for Hydrocodone and Acetaminophen 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets was sold to Nostrum for cash consideration totaling $300,000 in November 2019. This ANDA was developed by Elite prior to Fiscal 2020, with the costs of such development being charged against income in the periods incurred. The sale of this ANDA resulted in the recognition of other income during Fiscal 2020 in an amount equal to the cash consideration received.

Licensing, Manufacturing and Development Agreements

Sales and Distribution Licensing Agreement with Epic Pharma LLC for SequestOx™

On June 4, 2015, we executed an exclusive License Agreement (the “2015 SequestOx™ License Agreement”) with Epic, to market and sell in the U.S., SequestOx™, an immediate release oxycodone with sequestered naltrexone capsule, owned by us. Epic will have the exclusive right to market ELI-200 and its various dosage forms as listed in Schedule A of the Agreement. Epic is responsible for all regulatory and pharmacovigilance matters related to the products. Pursuant to the 2015 SequestOx™ License Agreement, Epic will pay us non-refundable milestone payments totaling $15 million, with such amount representing the cost of an exclusive license to SequestOx™, the cost of developing the product, the filing of an NDA with the FDA and the receipt of the approval letter for the NDA from the FDA. The 2015 SequestOx™ License Agreement expired on June 4, 2020. During the term of this agreement, the Company received $7.5 million in non-refundable payments, with such amount consisting of $5 million due and owing on the execution date of the 2015 SequestOx™ License Agreement and $2.5 million being earned upon the Company’s filing of an NDA with the FDA for the relevant product in January 2016. The remaining $7.5 million in non-refundable payments required FDA approval of the relevant product, a milestone that was not achieved prior to the expiration of the agreement.

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

Pursuant to the Precision Dose License Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Precision Dose License Agreement, earned by Precision Dose as a result of sales of the products. The license fee is payable monthly for the term of the Precision Dose License Agreement. The milestone payments will be paid in six instalments. The first instalment was paid upon execution of the Precision Dose License Agreement. The remaining instalments are to be paid upon FDA approval and initial shipment of the products to Precision Dose. The term of the Precision Dose License Agreement is 15 years and may be extended for 3 successive terms, each of 5 years.

Master Development and License Agreement with SunGen Pharma LLC

On August 24, 2016, as amended we entered into an agreement with SunGen Pharma LLC (“SunGen”) (the “SunGen Agreement”) to undertake and engage in the research, development, sales and marketing of eight generic pharmaceutical products. Two of the products are classified as CNS stimulants (the “CNS Products”), two of the products are classified as beta blockers and the remaining four products consist of antidepressants, antibiotics and antispasmodics. The Company has received approval from the FDA for Amphetamine IR Tablets, Amphetamine ER Capsules and has filed an ANDA for an antibiotic product.

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

On December 10, 2018, the Company received approval from the FDA for Amphetamine IR Tablets, a generic version of Adderall®, an immediate-release mixed salt of a single entity Amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate) with strengths of 5 mg, 7.5 mg, 10 mg, 12.5 mg, 15 mg, 20 mg, and 30 mg tablets.  The product is a central nervous system stimulant and is indicated for the treatment of Attention Deficit Hyperactivity Disorder (ADHD) and Narcolepsy.  The product is jointly owned by Elite and SunGen.  Elite manufactures and packages this product, at the Northvale Facility, on a cost-plus basis, and it is currently sold pursuant to the Lannett Alliance, with the first commercial shipment of this product occurring in April 2019. Please see the section below titled “Strategic Marketing Alliance with Lannett Company Inc.” for further details on the Lannett Alliance

On January 3, 2019, the Company filed an ANDA with the FDA for a generic version of an antibiotic product. According to QVIA (formerly QuintilesIMS Health) data, the branded product for this antibiotic and its equivalents had total annual U.S. sales of approximately $94 million for the twelve months ending September 30, 2018. The product is jointly owned by Elite and SunGen. Upon approval by the FDA of this ANDA, Elite will manufacture and package the product on a cost-plus basis. The ANDA is currently under review by the FDA.

On December 12, 2019, the Company received approval from the FDA for Amphetamine ER Capsules, a generic version of Adderall XR®, an extended-release mixed salt of a single entity Amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate) with strengths of 5mg, 10mg, 15mg, 20mg, 25mg and 30mg capsules. The product is a central nervous system stimulant and is indicated for the treatment of Attention Deficit Hyperactivity Disorder (ADHD). The product is jointly owned by Elite and SunGen. Elite manufactures and packages this product, at the Northvale Facility, on a cost plus basis and it is currently sold pursuant to the Lannett Alliance, with the first commercial shipment of this product occurring in March 2020. Please see the section below titled “Strategic Marketing Alliance with Lannett Company Inc.” for further details on the Lannett Alliance.

On April 3, 2020, Elite and SunGen mutually agreed to discontinue any further joint product development activities under the SunGen Agreement.

In May 2020, SunGen, under an asset purchase agreement, assigned its rights and obligations under the SunGen Agreement for Amphetamine IR and Amphetamine ER to Mikah Pharmaceuticals. The ANDAs for Amphetamine IR and Amphetamine ER are now registered under Elite’s name. Mikah will now be Elite’s partner with respect to Amphetamine IR and ER and will assume all the rights and obligations for these products from SunGen.

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

Pursuant to the Glenmark Alliance, Glenmark will purchase the products from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees well in excess of 50% of gross profits. Gross profits are defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs.  Glenmark will have semi-exclusive marketing rights to the ANDA approved generic product, phendimetrazine 35mg tablets, and exclusive marketing rights to the following ANDA approved generic products: Methadone 10mg, Methadone 5mg, Trimipramine 25mg, Trimipramine 50mg, Trimipramine 100mg, and, effective October 2, 2018, upon expiration of the Epic Manufacturing and License Agreement, exclusive marketing rights to the following ANDA approved generic products: Isradipine 2.5mg and Isradipine 5mg. The Glenmark Alliance has an initial term of three years and automatically renews for one year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Glenmark to terminate with regard to a product on at least three months’ prior written notice if it determines to stop marketing and selling such product, and it permits Elite to terminate with regard to a product if at any time after the first twelvemonths from the first commercial sale, the average license fee paid by Glenmark for such product is less than $100,000 for a six month sales period.

The first commercial shipment of Methadone Tablets pursuant to the Glenmark Alliance occurred in November 2018. The first commercial shipment of Isradipine Capsules pursuant to the Glenmark Alliance occurred in March 2019. The first commercial shipment of Trimipramine Capsules occurred in April 2019. The Methadone license was terminated in October 2019 and the Phendimetrazine license was terminated in February 2020. Both products have subsequently been divested (see “Discontinued and Transferred Products” above).

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

Strategic Marketing Alliances with Lannett Company Inc

The Company has entered into two separate license, supply and distribution agreements with Lannett Company Inc. (“Lannett”). The first agreement, dated March 6, 2019, relates to products that were co-developed with SunGen (the “Lannett-SunGen Product Alliance”). The second agreement, dated April 9, 2019, relates to products that were solely developed by Elite (the “Lannett-Elite Product Alliance”). Both agreements are collectively and individually referred to as the “Lannett Alliance”)

Pursuant to Lannett-SunGen Product Alliance with Lannett, Lannett will be the exclusive U.S. distributor for Amphetamine IR Tablets and Amphetamine ER Capsules. Elite manufactures these products, which are purchased, marketed and distributed by Lannett under the Lannett label. In addition to the purchase prices for the products, Elite will receive license fees well in excess of 50% of net profits, which will be shared equally with SunGen, pursuant to the SunGen Agreement. Net profits are defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs.   The Lannett-SunGen Product Alliance has an initial term of three years and automatically renews for one year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least three months’ prior written notice if it determines to stop marketing and selling such product, and it permits Elite to terminate with regard to a product if at any time after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $100,000 for a six month sales period. In addition to manufacturing fees and license fees, Lannett also paid a $750,000 milestone, upon the March 2020 commercial launch of Amphetamine ER Capsules. This milestone payment was earned during March 2020 and was shared equally by Elite and SunGen, pursuant to the SunGen Agreement.

The first commercial shipment of Amphetamine IR Tablets, a generic version of Adderall®, with strengths of 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg, pursuant to the Lannett-SunGen Product Alliance occurred in April 2019.

The first commercial shipment of Amphetamine ER Capsules, a generic version of Adderall XR®, with strengths of 5mg, 10mg, 15mg, 20mg, 25mg and 30mg, pursuant to the Lannett-SunGen Product Alliance occurred in March 2020.

Pursuant to the Lannett-Elite Product Alliance, Lannett will be the exclusive U.S. distributor for Dantrolene Capsules. The first commercial shipment of Dantrolene Capsules, with strengths of 25mg, 50mg and 100mg occurred in June 2019.

Pursuant to the Lannett-Elite Product Alliance, Elite manufactures for Lannett’s purchase, marketing, and distribution of Dantrolene Capsules under the Lannett label. In addition to the purchase prices for the products, Elite will receive license fees well in excess of 50% of gross profits. Gross profits are defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs.  Lannett will have exclusive marketing rights to Dantrolene Capsules. The Lannett-Elite Product Alliance has an initial term of three years and automatically renews for one year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least three months’ prior written notice if it determines to stop marketing and selling such product, and it permits Elite to terminate with regard to a product if at any time after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $100,000 for a six month sales period. In addition to manufacturing fees and license fees.

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

The Company is currently not selling opioids nor are we pursuing licensing deals for opioids until the market conditions improve. Further, we have divested some opioid products. The Company will wait for the market to stabilize before pursuing these opportunities.

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

Abuse-Deterrent and Sustained Release Opioids

The abuse-deterrent opioid products utilize our patented abuse-deterrent technology that is based on a pharmacological approach. These products are combinations of a narcotic agonist formulation intended for use in patients with pain, and an antagonist, formulated to deter abuse of the drug. Both, agonist, and antagonist, have been on the market for a number of years and sold separately in various dose strengths. We have filed INDs for two abuse resistant products under development and have tested products in various pharmacokinetic and efficacy studies.

The Company is currently not selling opioids nor are we pursuing licensing deals for opioids until the market conditions improve. Further, we have divested some opioid products. The Company will wait for the market to stabilize before pursuing these opportunities.

Patents

Since our incorporation, we have secured the following patents, of which two have been assigned for a fee to another pharmaceutical company. Our patents are:

PATENT	EXPIRATION DATE
U.S. patent 6,620,439	October 2020
U.S. patent 6,926,909	October 2020
U.S. patent 8,182,836	March 2024
U.S. patent 8,425,933	March 2025
U.S. patent 8,703,186	March 2025
Canadian patent 2,521,655	April 2023
Canadian patent 2,541,371	April 2024
U.S. patent 9,056,054	June 2030
E.P. patent 1615623	April 2024
U.S. patent 10213388	June 2030

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

Terminated Agreements

Terminated Agreement - 2015 SequestOx™ License Agreement

On June 4, 2020, the 2015 SequestOx™ License Agreement terminated in accordance with the terms of the agreement.

Other Business Factors and Details

COVID-19

Please see the risk factor titled “Widespread health problems, including the recent global COVID-19 pandemic, natural disasters or other unexpected events could materially and adversely affect our business.”

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

After Phase I testing, extensive efficacy and safety studies in patients must be conducted. After completion of the required clinical testing, an NDA is filed, and its approval, which is required for marketing in the United States, involves an extensive review process by the FDA. The NDA itself is a complicated and detailed application and must include the results of extensive clinical and other testing, the cost of which is substantial. However, the NDA filings contemplated by us, which are already marketed drugs, would be made under Sections 505 (b)(1) or 505 (b)(2) of the Drug Price Competition Act, which do not require certain studies that would otherwise be necessary; accordingly, the development timetable should be shorter. While the FDA is required to review applications within a certain timeframe, during the review process, the FDA frequently requests that additional information be submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is approved, there can be no assurance that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labelling of our developed products are also subject to FDA regulation. It is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product.

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

In addition to competitors that are developing products based on drug delivery technologies, there are also companies that have announced that they are developing opioid abuse-deterrent products that might compete directly or indirectly with Elite’s products. These include, but are not limited to Pfizer Inc., Collegium Pharmaceuticals, Inc., and Purdue Pharma LP.

We also face competition in the generic pharmaceutical market. The principal competitive factors in the generic pharmaceutical market include: (i) introduction of other generic drug manufacturers’ products in direct competition with our products under development, (ii) introduction of authorized generic products in direct competition with any of our products under development, particularly if such products are approved and sold during exclusivity periods, (iii) consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups, (iv) ability of generic competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits, (v) the willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, (vi) pricing pressures and product deletions by competitors, (vii) a company’s reputation as a manufacturer and distributor of quality products, (viii) a company’s level of service (including maintaining sufficient inventory levels for timely deliveries), (ix) product appearance and labelling and (x) a company’s breadth of product offerings.

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

Dependence on One or a Few Major Customers

Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues, therefore the termination or restructuring of a contract with a customer may result in the loss of material amount or substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have agreements with Lannett, Glenmark and Precision Dose for the licensing, sales and distribution of products that we manufacture. We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products. Please see the Risk Factor in Part I, Item 1A entitled “We depend on a limited number of customers and any reduction, delay or cancellation of an order from these customers or the loss of any of these customers could cause our revenue to decline.”

Our Reporting Segments

We currently operate in two segments, which are products whose marketing approvals were secured via an ANDA and products whose marketing approvals were secured via an NDA. ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. For the years ended March 31, 2020 and 2019 revenue from our ANDA segment were $17.0 million and $6.6 million, respectively. For the years ended March 31, 2020 and 2019 revenue from our NDA segment were $1.0 million and $1.0 million, respectively.

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

Employees

As of June 15, 2020, we had 43 full time employees. Full-time employees are engaged in operations, administration, research, and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain, and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

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

Risks Related to Our Business

Widespread health problems, including the recent global COVID-19 pandemic, natural disasters or other unexpected events could materially and adversely affect our business.

Public health outbreaks, epidemics or pandemics, such as the coronavirus, could materially and adversely impact our business. For example, in December 2019, COVID-19 was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. By April 11, 2020, the President of the United States had issued major disaster declarations for all fifty states for the first time in the country’s history. COVID-19 has resulted in global business and economic disruption and extreme volatility in the financial markets as many jurisdictions have placed restrictions on travel and non-essential business operations and implemented social distancing, shelter-in-place, quarantine and other similar measures for their residents to contain the spread of the virus. In response to these public health directives and orders, we have implemented alternative working practices and work-from-home capabilities for appropriate employees, as well as social distancing, modified schedules, shift rotation and other similar policies at our manufacturing facilities. We have also suspended international and domestic travel on behalf of the Company. Despite these actions, the Company continues to be exposed to the risk of a significant disruption or ceasing of all manufacturing or other operations resulting from laws, executive orders or other directives from various governmental authorities which could require such disruption or ceasing of operations due to our products and or operations being determined to be non-essential or any other reason for which it has been determined that such actions taken against the Company will further the protection of the general population from harm that may be caused or related to COVID-19 or any similar threat to public health.

The effects of COVID-19, including these public health directives and orders and our policies, have had an impact on our business and may in the future materially disrupt our business, including our manufacturing and supply chain operations by significantly reducing our output, negatively impact our productivity and delay our product development programs. The global pandemic may have significant impacts on third-party arrangements, including those with our manufacturing, supply chain and distribution partners, information technology and other vendors and other service providers and business partners. For example, there may be significant disruptions in the ability of any or all of these third-party providers to meet their obligations to us on a timely basis, or at all, which may be caused by their own financial or operational difficulties, including any closures of their facilities pursuant to a governmental order or otherwise. As a result of these disruptions and other factors, including changes in our workforce availability and increased demand for any of our products during this pandemic, our ability to meet our obligations to third-party marketing and distribution partners may be negatively impacted. As a result, the Company, or our third-party providers may deliver notices of the occurrent of force majeure or similar event under certain contracts which could result in prolonged commercial disputes and ultimately legal proceedings to enforce contractual performance and/or recover losses. Any such occurrences could result in significant management distraction and use of resources and, in the event of an adverse judgment, could result in significant cash payments. Further, the publicity of any such dispute could harm our reputation and make the negotiation of any replacement contracts more difficult and costly, thereby prolonging the effects of any resulting disruption in our operations. Such disruptions could be acute with respect to certain of our raw material suppliers where we may not have readily accessible alternatives or alternatives may take longer to source than usual. While we attempt, when possible, to mitigate our raw material supply risks through stock management and alternative sourcing strategies, some raw materials are only available from one source. Any of these disruptions could harm our ability to meet consumer demand, including any increase in demand for any of our products used during a pandemic.

While to date we have not experienced a significant detrimental change in customer demand, the heightened possibility of changes in customer demand as the COVID-19 pandemic evolves remains. The current economic crisis and rising unemployment rates resulting from COVID-19 have the potential to significantly reduce individual disposable income and depress consumer confidence, which could limit the ability of some consumers to purchase certain pharmaceutical products and reduce consumer spend on certain medical procedures in the short-, medium- and long term. Additionally, as part of the measures to address COVID-19, certain healthcare providers are not currently performing various medical procedures and an increased portion of the general public are reducing their consumption of medical services which may result in decreased demand for certain of our products.

Furthermore, we are unable to predict the impact that COVID-19 may have going forward on the business, results of operations or financial position of any of our major customers, which could impact each customer to varying degrees and at different times and could ultimately impact our own financial performance. Certain or many of our competitors may also be better equipped to weather the impact of COVID-19 domestically and may be better equipped to address changes in customer demand. Additionally, our product development programs may be adversely affected by the global pandemic and the prioritization of production during this pandemic. The public health directives in response to COVID-19 requiring social distancing and restricting non-essential business operations have in certain cases caused and may continue to cause delays, increased costs and additional challenges in our product development programs, including obtaining adequate patient enrolment and successfully bringing product candidates to market. In addition, we may face additional challenges receiving regulatory approvals as previously scheduled dates or anticipated deadlines for action by the FDA on our applications and products in development, including dates scheduled for 2020, if any, could be subject to delays beyond our control as regulators such as the FDA focus on COVID-19.

To the extent our operating cash flows, together with our cash, cash equivalents, restricted cash and restricted cash equivalents, become insufficient to cover our liquidity and capital requirements, including funds for any future acquisitions and other corporate transactions, we may be required to seek third-party financing, and/or engage in one or more capital markets transactions. The COVID-19 pandemic has resulted in significant disruptions to and volatility in the local, national and global financial markets and, with the equity line with Lincoln Park Capital expiring on July 1, 2020, there can be no assurance that we would be able to obtain any required financing on a timely basis or at all. Further, lenders and other financial institutions could require us to agree to more restrictive covenants, grant liens on our assets as collateral (resulting in an increase in our total outstanding secured indebtedness) and/or accept other terms that are not commercially beneficial to us in order to obtain financing, as a result of the actual or perceived impact that financial institutions believe the pandemic will have on our business. Such terms could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from COVID-19.

In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our ordinary shares.

Additionally, COVID-19 could increase the magnitude of many of the other risks described herein and have other adverse effects on our operations that we are not currently able to predict. For example, the global economic disruptions and volatility in the financial markets could further depress our ability to obtain or renew insurance on satisfactory terms or at all. Additionally, we may also be required to delay or limit our internal strategies in the short- and medium-term by, for example, redirecting significant resources and management attention away from implementing our strategic priorities or executing opportunistic corporate development transactions. The magnitude of the effect of COVID-19 on our business will depend, in part, on the length and severity of the restrictions (including the effects of recently announced “re-opening” plans following a recent slowdown of the virus infection rate in certain countries and localities) and other limitations on our ability to conduct our business in the ordinary course. The longer the pandemic continues or resurges, the more severe the impacts described above will be on both our domestic business and international supply chains. The full extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with accuracy or confidence, such as the duration of the outbreak, the severity of COVID-19, the possibility of re-occurrences of outbreaks of COVID-19, future legal requirements, executive orders or other actions requiring compliance by the Company and general population, or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we or our third party suppliers or other strategic partners operate or our customers and end-users of our products reside. Taking the speed and frequency of continuously evolving developments with respect to this pandemic, or in the event of a pandemic relating to something other than COVID-19, we cannot reasonably estimate the magnitude of any impact on our operations, and the full extent to which COVID-19 or another pandemic may impact, in a material and adverse fashion, our business, financial condition, results of operations and cash flow, and could cause significant volatility in the trading prices of our securities.

Furthermore, the occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods, and other forms of severe hazards in the United States or in other countries in which we or our suppliers operate or are located could adversely affect our operations and financial performance. We have lost power or had to shut down operations as a result of extreme weather, natural disasters, most notably Superstorm Sandy. These types of unexpected events could result in physical damage to and complete or partial closure of one or more of distribution centers or manufacturing facilities, or the temporary or long-term disruption in the supply of products, and/or disruption of our ability to deliver products to customers. Further, the long-term effects of climate change on general economic conditions and the pharmaceutical manufacturing and distribution industry in particular are unclear, and changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run our businesses. Existing insurance arrangements may not provide protection for the costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. Any long-term disruption in our ability to service our customers from one or more distribution centers or outsourcing facilities could have a material adverse effect on our operations, our business, results of operations and stock price.

Our revenues and operating results could fluctuate significantly

Our revenues and operating results may vary significantly from year-to-year and quarter-to-quarter as well as in comparison to the corresponding quarter of the preceding year. Variations may result from one or more factors, including, without limitation:

●	Effects of a global pandemic or similar situation, including, without limitation the COVID-19 pandemic that emerged in 2020, with such effects to include actions taken by the Company, its suppliers, partners, competitors, other entities involved in the industry, other entities, and any laws, regulations, executive orders or other governmental/regulatory actions taken in relation to such a pandemic or similar circumstance;
●	Timing of approval of applications filed with the FDA;
●	Timing of process validation, product launches and market acceptance of products launched;
●	Changes in the amounts spent to research, develop, acquire, license or promote new and existing products;
●	Results of clinical trial programs;
●	Serious or unexpected health or safety concerns with our products, brand products which we have genericized, products currently under development or any other product candidates;
●	Introduction of new products by others that render our products obsolete or non-competitive;
●	The ability to maintain selling prices and gross margin on our products;
●	Mix of product manufactured and sold due to each product having different gross margins;
●	The cost and outcome of litigation, in the event that such occurs in relation to, without limitation, intellectual property issues, regulatory or other matters;
●	The ability to comply with complex and numerous governmental regulations and regulatory authorities which oversee and regulate many aspects of our business and operations;
●	Changes in coverage and reimbursement policies of health plans and other health insurers, including changes to Medicare, Medicaid, and similar state programs, especially in relation to those products that are currently manufactured, under development or identified for future development by the Company;
●	Increases in the cost of raw materials contained within our products;
●	Manufacturing and supply interruptions, including product rejections or recalls due to failure to comply with manufacturing specifications;
●	Timing of revenue recognition relating to our licensing and other agreements;
●	The ability to avoid infringing the intellectual property of others;
●	The ability to protect our intellectual property from being acquired by other entities;
●	Our ability to manage growth and integrate acquired products and assets successfully; and
●	The addition or loss of customers.

A negative variation in one, many or all of the above factors could, may or will have a material adverse effect on Elite’s business, results of operations, financial condition, and cash flow and ability to operate in the future, depending on the nature and magnitude of the variation(s).

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

Although we have been in operation since 1990, we have a relatively short operating history and limited financial data upon which you may evaluate our business and prospects. In addition, our business model is likely to continue to evolve as we attempt to expand our product offerings and our presence in the generic pharmaceutical market. As a result, our potential for future profitability must be considered in view of the risks, uncertainties, expenses, and difficulties frequently encountered by companies that are attempting to move into new markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

●	develop new products;

●	obtain regulatory approval of our products;

●	manage our growth, control expenditures and align costs with revenues;

●	attract, retain, and motivate qualified personnel; and respond to competitive developments.
●	Sustain operations during a global pandemic or similar situation, such as the COVID-19 global pandemic first identified in 2020.

If we do not effectively address the risks we face, our business model may become unworkable and we may not achieve or sustain profitability or successfully develop any products, resulting in a material adverse effect on Elite’s business, results of operations, financial condition, and cash flow and ability to operate in the future.

We have not been profitable and may not be profitable in the future.

To date, we have not been profitable, and we may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have sustained losses from operations in each year since our incorporation in 1990. During the years ended March 31, 2020 and 2019, we incurred net losses from operations of approximately $2.3 million and $9.2 million, respectively. In addition, in certain years prior to the year ended March 31, 2020, including, without limitation, for the year ended March 31, 2019, the auditor’s opinion on the financial statements were qualified with respect to there being substantial doubt as to the Company’s ability to continue as a going concern due to continued losses not being sufficiently offset by operating revenues. A failure to generate sufficient revenues to offset related costs of operations will have a material adverse effect on our business, results of operations, financial condition, cash flow and ability to operate in the future.

Our ability to fund our operations, maintain liquidity and meet our financing obligations is reliant on our operations, which are subject to significant risks and uncertainties

We rely on cash generated by operations as well as access to financial markets, such as the equity line with Lincoln Park and equipment financings, to fund our commercial, product development and other operations, maintain liquidity and meet our financial obligations. The equity line with Lincoln Park expires on July 1, 2020 and there can be no assurances as to the securing of a capital facility beyond July 1, 2020 and that even if we are able to secure such a facility, there can be no assurances as to the levels of cost and potential dilution that would be related to such a facility.

Our operations are also subject to many significant risks and uncertainties, as described, without limitation, in this “Risk Factors” section, including, without limitation, those risks related to the effects of a global pandemic such as or similar to the COVID-19 pandemic, competition in the markets in which we operate, litigation risks, government investigations, including those related to our sale, marketing and/or distribution of prescription opioid medications in prior periods, and others. Any negative development or outcome in connection with any or all of these risks and uncertainties could result in significant consequences, including, without limitation, one or more of the following:

●	The dedication of a substantial portion of our cash flows from operations to the payment of legal or related expenses, resulting in these same funds being unavailable for other purposes, including, without limitation, debt service, operations, capital expenditures, product development and future business opportunities;
●	A limitation in our ability to adjust to changing market conditions, causing us to be more vulnerable to periods of negative or impaired growth in the general economy or in our business, resulting the company being put at a competitive disadvantage as a result of a decreased or unavailable ability to engage in capital spending and take all other actions that would otherwise be required to ensure growth and competitiveness;

●	A limitation in our ability to attract and retain key personnel;
●	A decrement in our debt service and compliance obligations related to certain of our outstanding debt obligations, exposing us to events of default and reduced credit ratings, which in turn lead to increased capital costs and potential unavailability of capital;
●	An overall inability to fund our operations and liquidity needs.

The occurrence or possibility of one or more of these or similar events may cause us to pursue one or more significant corporate transactions as well as other remedial measures, including refinancing all or part of our then-existing indebtedness, selling assets, reducing, delaying or eliminating capital expenditures, seeking to raise additional capital or pursuing internal reorganizations, restructuring activities, strategic alliances, or cost-saving initiatives. Any refinancing of our substantial indebtedness could be at significantly higher interest rates, which will depend on both the conditions of the market as well as the Company’s finances at such time, and may also require our compliance with covenants that could be more onerous than current, which in turn could result in the further restriction of our business operations. Any refinancing may also increase the amount of our secured indebtedness. In addition, the terms of existing or future debt agreements may restrict us from adopting any of the alternatives. Internal reorganizations, restructuring activities, asset sales and cost saving initiatives may also be complex and could entail significant costs and charges or could otherwise negatively impact shareholder value. There can also be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all, or that even if accomplished, that the intended results and benefits would be realized.

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

As of March 31, 2020, we had cash on hand of approximately $1.1 million and a working capital surplus of $1.6 million, and, for the fiscal year ended March 31, 2020, we had losses from operations totaling $2.3 million, net other income totaling $0.05 million and net loss of $2.2 million.

On May 1, 2017, we entered into another purchase agreement (the “2017 LPC Purchase Agreement”), together with a registration rights agreement (the “2017 LPC Registration Rights Agreement”), with Lincoln Park. Under the terms and subject to the conditions of the 2017 LPC Purchase Agreement, we have the right to sell to and Lincoln Park is obligated to purchase up to $40 million in shares of our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on June 5, 2017 and expiring on July 1, 2020.

While growth in our current generic product line, consisting of Phentermine Tablets, Phentermine Capsules, Phendimetrazine Tablets, Naltrexone Tablets, Isradipine Capsules, Trimipramine Capsules, Oxy IR, Amphetamine IR Tablets, Amphetamine ER Capsules and Dantrolene Capsules, combined with manufacturing, profit split and royalty revenues earned pursuant to the Lannett Alliance, the Glenmark Alliance, the Precision Dose License Agreement, from sales of Oxy IR by Epic, and successful commercialization of other products in our product development pipeline, may lead to eventual profitability, there can be no assurances of Elite becoming profitable. Furthermore, there can be no assurances of the continuation revenues being earned from the current generic product line, no assurances of Elite’s successful commercialization of other products in our development pipeline, and no assurances of Elite’s ability to continue as a going concern. In addition, there can be no assurances of Elite being able to raise additional funds in a timely manner, on acceptable terms, if needed to support commercial operations resulting in a material detrimental effect on Elite’s ability to become profitable and accordingly being a material factor to the detriment of Elite’s ability to continue as a going concern as well as having a material adverse effect on our business, results of operations, financial condition, and cash flow and ability to operate in the future.

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

Please also see the risk factor titled “Widespread health problems, including the recent global COVID-19 pandemic, natural disasters or other unexpected events, could materially and adversely affect our business”.

We have in prior years, identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition, cash flows and results of operations in a timely and accurate manner and/or increase the risk of future misstatements, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

During the prior fiscal year ended March 31, 2019, the Company identified certain material weaknesses in internal controls over financial reporting which were remediated during the fiscal year ended March 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The remediation actions taken required the retention of additional personnel and consultants, the continued retention of which is subject to the Company’s financial condition.

Despite the successful remediation of material weaknesses identified in the prior fiscal year, there can be no assurances of the continued operation of controls, due to the financial burden such controls place on the Company, as well as the effects of other operating challenges, such as the COVID-19 global pandemic or similar situation, which may result in our inability to maintain an environment of internal controls over financial reporting that does not have material weaknesses.

Furthermore, additional material weaknesses in our internal controls may be discovered or occur in the future that may materially adversely affect our ability to report our financial condition and results of operations in a timely and fairly stated manner and there will be an increased risk of future misstatements.

Although we regularly review and evaluate internal controls systems to allow management to report on the effectiveness of our internal controls over financial reporting, we may discover additional weaknesses in our internal controls over financial reporting or disclosure controls and procedures. The next time we evaluate our internal controls over financial reporting and disclosure controls and procedures, if we identify one or more new material weaknesses or are unable to timely remediate our previously identified material weaknesses, we would be unable to conclude that our internal controls over financial reporting or disclosure controls and procedures are effective. If we are unable to conclude that our internal controls over financial reporting or our disclosure controls and procedures are effective, or if our independent registered public accounting firm expresses an opinion, if such is required, that our internal controls over financial reporting is ineffective, we may not be able to report our financial condition and results of operations in a timely and fairly stated manner, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. In addition, any potential future restatements could subject us to additional adverse consequences, including sanctions by the SEC, shareholder litigation and other adverse actions. Moreover, we may be the subject of further negative publicity focusing on such financial statement adjustments and resulting restatement and negative reactions from our shareholders, creditors or others with whom we do business. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.

We have significant intangible assets on our balance sheet. Consequently, potential impairment of intangible assets may have an adverse material effect on our profitability.

Intangible assets represent a significant portion of our assets. As of March 31, 2020, intangible assets were approximately $6.6 million, or approximately 27% of our assets.

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

Rising insurance costs, as well as the inability to obtain certain insurance coverage for risks faced by us, could negatively impact profitability

The cost of insurance, including directors and officer insurance, workers compensation, product liability, truck and general liability insurance have increase significantly in recent years and may continue to increase in the future. We have increased deductibles and/or decreased coverages to mitigate some of these costs. These insurance premium increases, as well as our increased risk due to reduced coverage and increased deductibles could have an adverse material effect on our business, financial condition, results of operations, cash flows and stock price.

Furthermore, certain insurance coverages may not be available to us for risks faced by us, or the coverage we are able to obtain for certain risks may not be adequate to fully reimburse the potential damages. Should either of these events occur, the lack of adequate insurance to cover the entire cost of damages could have an adverse material effect on our business, financial condition, results of operations, cash flows and stock price.

A notice of default was issued by the New Jersey Economic Development Authority in relation to prior obligations of our tax-exempt bonds. Although we are current in our payments under these bonds, if the principal balances due under these bonds are accelerated pursuant to the notice of default, our ability to operate in the future will be materially and adversely affected.

Although we are, and have been for some time, current in our payments under the NJEDA Bonds, we previously were in default and a notice of default was issued in March 2009. There can be no assurances of Elite making principal and interest payments in the amounts and on the dates specified the NJEDA Bond agreement. The failure by Elite to make principal and/or interest payments required by the NJEDA Bonds, could result in the increased possibility of an acceleration of amounts due pursuant to such notice of default previously issued, with such an acceleration having a material adverse effect on Elite’s business, results of operations, financial condition, cash flow and ability to operate in the future.

For more information on the NJEDA Bonds, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; NJEDA Bonds”.

We have substantial indebtedness which may adversely affect our financial health

We currently have substantial indebtedness. Total liabilities as of March 31, 2020, were $14.3 million, with such amount including, without limitation, $4.3 million in various loans, leases and bonds payable, $3.6 million in derivative liabilities, and $6.4 million in current payables and accruals. The consequences of this substantial indebtedness could include:

●	An increase in our vulnerability to general economic and industry conditions, including recessions, depressions, effects of global pandemics such as the COVID-19 pandemic, significant inflation and other financial market volatility;
●	Exposure to the risk of increased interest rates;
●	The Company being required to dedicate a substantial portion of cash flow from operations for debt service and the attendant result of a diminished ability to fund working capital, capital expenditures and other expenses;
●	A limitation in our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	Our being at a competitive disadvantage as compared to competitors with less indebtedness; and
●	A limitation in our ability to borrow additional funds that may be needed to operate and expand our business.

If our manufacturing facilities are unable to manufacture our products or the manufacturing process is interrupted due to failure to comply with regulations or for other reasons, it could have a material adverse impact on our business.

If our manufacturing facility or the facilities of any of our suppliers fail to comply with regulatory requirements or encounter other manufacturing difficulties, it could adversely affect our ability to manufacture and supply products. All facilities and manufacturing processes used for the manufacture of pharmaceutical products are subject to inspection by regulatory agencies at any time and must be operated in conformity with current good manufacturing practice (“cGMP”) and, in the case of controlled substances, DEA regulations. Compliance with the FDA’s cGMP and DEA requirements applies to both drug products seeking regulatory approval and to approved drug products. In complying with cGMP requirements, pharmaceutical manufacturing facilities must continually expend significant time, money and effort in production, recordkeeping, quality assurance and quality control so that their products meet applicable specifications and other requirements for product safety, efficacy and quality. Failure to comply with applicable legal requirements subjects us, our manufacturing facilities and the facilities of our third-party suppliers to possible legal or regulatory action, including, without limitation, shutdown, which may adversely affect our ability to supply the product. Additionally, our manufacturing facilities, and those of our third party suppliers may face other significant disruptions due to labor strikes, failure to reach acceptable agreement with labor unions, infringement of intellectual property rights, vandalism, natural disaster, storm or other environmental damage, civil or political unrest, export or import restrictions or other events. Were we not able to manufacture products at our manufacturing facilities or were our third party suppliers unable to manufacture products at their facilities because of regulatory, business or any other reasons, the manufacture and marketing of these products would be interrupted. This could have a material adverse impact on our business, results of operation, financial condition, cash flows, competitive position and ability to operate.

Any delays or unanticipated expenses in connection with the operation of sole facility could have a material adverse effect on our business.

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

Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues therefore the termination of a contract with a customer may result in the loss of substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have agreements with Lannett, Glenmark and Precision Dose for the sales and distribution of products that we manufacture. We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products.

In addition, since a significant portion of our revenues is derived from a relatively few customers, any financial difficulties experienced by any one of these customers, or any delay in receiving payments from any one of these customers, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We are dependent on third parties to supply raw materials used in our products and to provide services for certain core aspects of our business. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on third parties to supply raw material used in our products. In addition, we rely on third party suppliers, distributors and other third party service providers to provide services for certain core aspects of our business, including, without limitation, manufacturing, warehousing, freight and distribution, medical affairs services, regulatory compliance activities, sales and marketing, clinical studies, lab services and other technical and financial services. Many such third-party suppliers and contractors are subject to requirements proscribed by FDA, DEA or both. Our business and financial viability are dependent on the continued supply of goods, materials and services, by these third parties, their regulatory compliance and on the strength, validity and terms of our various contracts and arrangements with these third parties. Any interruption or failure by our third party suppliers, distributors and other third party service providers to meet their obligations pursuant to the various agreements with us on schedule or in accordance terms and/or expectations, or any termination by these third parties of their arrangements with us, which in each case, could be the result of one or more factors outside of our control, could delay or prevent the development, approval, commercialization or manufacture of our products, result in non-compliance with applicable laws and/or regulations, cause us to incur failure to supply penalties, disrupt our operations, increase the cost of our operations or cause harm to our reputation in the industry, any or all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price. We may also be unsuccessful in resolving any underlying issues with such suppliers, distributors or other third-party service providers or in replacing them within a reasonable time frame on commercially reasonable terms.

Elite’s pipeline consists of products in various stages of development, including products in early development.

Elite’s product pipeline, including the paused development of its abuse deterrent opioid products, are in various stages of development. Prior to commercialization, product development must be completed that could include scale-up, clinical studies, regulatory filing, regulatory review, approval by the FDA, and/or other development steps. Development is subject to risks. We cannot assure you that development will be successful, or that during development unexpected delays might occur or additional costs might be incurred. Failure to bring to commercialization any of the products already in development by Elite will have a material adverse effect on Elite’s ability to operate in the future.

The failure to successfully identify, develop, commercialize and market new products most likely will result in a material adverse effect on our ability to operate in the future.

To sustain current operations, engender business growth, achieve current and future revenues and profitability, we significantly depend on our ability to successfully identify, develop, commercialize and market new pharmaceutical products., including, without limitation, our own products as well as those that may be developed in partnership with other entities, such as those that were previously developed with SunGen pursuant to a now terminated product development agreement. As a result, we must continually develop, test and manufacture new products, which must meet regulatory standards to receive requisite marketing authorizations.

The process of developing and obtaining regulatory approvals for new products is time-consuming, costly and inherently unpredictable. There are direct, indirect, known and unknown risks inherent in the development of pharmaceuticals, including, without limitation, products which initially show promise in preliminary pharmacological or marketing studies, but fail to yield the positive results consistent with initial indications. Products we are currently developing may not receive the regulatory approvals or clearances necessary for us to market them and, if approved, we may be unable to successfully commercialize them on a timely basis or at all, or if commercialized, revenues and profits achieved from the sale of such products might not reach levels that provide sufficient return on those costs incurred during the commercialization process.

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

We conduct research and development to enable us to manufacture and market pharmaceutical products in accordance with specific government regulations. Our drug development efforts relating to SequestOx and certain generics are focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. Typically, expenses related to research, development, and regulatory approval of compounds for SequestOx, which is a branded pharmaceutical product are significantly greater than those expenses associated with generic products. Expanded research and development efforts are required, resulting in increased research expenses. Because of the inherent risk associated with research and development efforts in the healthcare industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful regulatory approval and introduction of new pharmaceutical products and failure in the development of any new product can occur at any point in the process, including late in the process after substantial investment. Also, after we submit a regulatory application, the relevant governmental health authority may require that we conduct additional studies, including, for example, studies to assess the product’s interaction with alcohol. As a result, we may be unable to reasonably predict the total research and development costs to develop a particular product and there is a significant risk that the funds we invest in research and development will not generate financial returns. In addition, our operating results and financial condition may fluctuate as the amount we spend to research and develop, commercialize, acquire or license new products, technologies and businesses changes. Much of the preceding occurred with the development of SequestOx, which has not yet received marketing approval from the FDA, with material adverse effects on our business, results of operations, financial condition, cash flows and ability to operate resulting in the past, as well as the risk remaining for the future.

We expend a significant amount of resources on product development efforts that may not result in successful product commercializations.

We conduct product development to enable us to gain approval, manufacture and market pharmaceuticals in accordance with applicable laws and regulations. We have also partnered with third parties, such as SunGen, in the past, to develop products. There can be no assurances of the recovery of any or all investments made conducting such product development activities, even if the product or products are successful in achieving regulatory approval and commercialization. An event of significant resources, financial and otherwise, being consumed by product development activities that fail to achieve approval/commercialization or fail to achieve sufficient return of such investments and resources consumed, that any investment made in such product development activities could result in a material adverse effect on our business, results of operations, financial condition, cash flow, ability to operate and our stock price.

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

Completion of clinical trials for our product candidates may be delayed or halted for the reasons noted above in addition to many other reasons, including, without limitation:

●	Delays in patient enrolment, and variability in the number and types of patients available for clinical trials;

●	Regulators or institutional review boards may not allow us to commence or continue a clinical trial;

●	Our inability, or the inability of our partners, if any, to manufacture or obtain from third parties those materials required to complete clinical trials;
●	Delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective clinical trial sites;
●	Risks associated with trial design, which may result in a failure of the trial to show statistically significant results even if the product candidate is effective;
●	Difficulty in maintaining contact with patients after treatment commences, resulting in incomplete data
●	Poor effectiveness of product candidates during clinical trials;
●	Safety issues, including adverse events associated with product candidates;
●	Failure of patients to complete clinical trials due to adverse side effects, dissatisfaction with the product candidate, or other reasons;
●	Governmental or regulatory delays or changes in regulatory requirements, policy, and guidelines; and,
●	Varying interpretation of data by the FDA or other relevant regulatory authorities.

In addition, our product candidates could be subject to competition for clinical study sites and patients from other therapies under development which may delay the enrolment in or initiation of our clinical trials.

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

Decreases in the degree to which individuals are covered by healthcare insurance could result in the decreased use of our products.

Employers may seek to reduce costs by reducing or eliminating employer group healthcare plans or by transferring a greater portion of their healthcare costs to their employees. Job losses, or other economic hardships, especially, but not limited to those hardships resulting from the effects of the COVID-19 global pandemic, may also result in reduced levels of coverage for some individuals, potentially resulting in lower healthcare coverage for themselves or their families. Furthermore, increased instability in the insurance marketplace or an increase in uninsured Americans or others living and working in the USA may result from the Tax Cuts and Jobs Act of 2017 elimination of the Patient Protection and Affordable Care Act (PPACA)’s requirement that individuals maintain health insurance or incur a financial penalty and other steps taken by various governmental and other organizations to limit or end subsidies to such individuals at comparatively lower income levels. These economic conditions may affect an individual’s ability to afford healthcare as a result of increased premiums, co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare coverage or for other reasons. It is possible that such conditions could lead to changes in patient behavior and spending patterns that could negatively affect prescription and usage of certain or all of our products, including, without limitation, delaying of treatment, rationing of prescription medications, non-filling of prescriptions, reduction in the frequency of visits to healthcare facilities, utilizing alternative therapies or foregoing healthcare insurance coverage altogether. Such changes may result in the reduced demand for any or all of our products, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and ability to operate as a going concern.

In December 2018, the U.S. District Court for the Northern District of Texas held in Texas v. Azar that, because the provisions of the PPACA requiring certain individuals to either obtain health insurance or pay a shared responsibility payment (known as the individual mandate) are no longer permissible under the U.S. Congress’ taxing power, the entire PPACA is no longer constitutional. The decision was appealed to the U.S. Court of Appeals for the Fifth Circuit. In December 2019, the Fifth Circuit issued an opinion holding that, while the individual mandate was no longer constitutional, the case must be remanded to the district court to further evaluate whether the mandate can be severed from the PPACA or the entire PPACA must be stricken down. In January 2020, petitions for certiorari were filed requesting that the U.S. Supreme Court review the Fifth Circuit’s decision and ultimately decide the constitutionality of the PPACA. In March 2020, the U.S. Supreme Court granted certiorari in the consolidated cases of Texas v. California and California v. Texas, both of which address the Fifth Circuit’s decision to strike down the individual mandate, while sending back to the district court the question of the overall law’s constitutionality. Changes in law resulting from this ongoing lawsuit or other court challenges to the PPACA could have a material adverse effect on our business, results of operations, financial condition, cash flows and ability to operate as a going concern.

We may decide to sell or withdraw approved ANDAs, which could result in a material adverse effect on our ability to operate in the future.

We may, from time to time, sell and/or withdraw approved ANDAs if we determine that the costs of maintaining such ANDAs is excessive when compared to their actual current value and their perceived value and place in our strategic plans. For example, and without limitation, during the twelve months ended March 31, 2020, we received new product approvals that would have resulted in us owning a number of ANDAs that would have required us to self-identify as a large size ANDA holder, on the measurement date, as per the FDA’s Generic Drug User Fee Amendment (“GDUFA”) program fee structure, as opposed to the medium size ANDA classification in effect prior to these new ANDA approvals. Based on the GDUFA program fees in effect for the period October 1, 2019 through September 30, 2020, the annual fee for large sized ANDA holders was approximately $1.0 million greater than the fee for medium sized ANDA holders. After conducting a study of ANDAs held, with the GDUFA program fee levels being one of several relevant factors considered, we identified and sold ANDAs relating to Methadone Tablets, Second Phendimetrazine Product, Hydromorphone Tablets, Oxycodone and Acetaminophen Tablets and Hydrocodone and Acetaminophen Tablets.

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

Governmental authorities such as the FDA impose substantial requirements on the development, manufacture, holding, labelling, marketing, advertising, promotion, distribution and sale of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures. In addition, before obtaining regulatory approvals for certain generic products, we must conduct limited bioequivalence studies and other research to show comparability to the branded products. A failure to obtain satisfactory results in required pre-marketing trials may prevent us from obtaining required regulatory approvals. The FDA may also require companies to conduct post-approval studies and post-approval surveillance regarding their drug products and to report adverse events.

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

Also, the FDA may require labelling revisions, formulation, or manufacturing changes and/or product modifications for new or existing products containing such impurities. The FDA’s more stringent requirements, together with any additional testing or remedial measures that may be necessary, could result in increased costs for, or delays in, obtaining approval for certain of our products in development. Although we do not believe that the FDA would seek to remove a currently marketed product from the market unless such mutagenic effects are believed to indicate a significant risk to patient health, we cannot make any such assurance.

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

The FDA has the authority to require companies to undertake additional post-approval studies to assess known or signaled safety risks and to make any labelling changes to address those risks. The FDA also can require companies to formulate approved Risk Evaluation and Mitigation Strategies (REMS) to confirm a drug’s benefits outweigh its risks.

The FDA’s exercise of its authority under the FFDCA could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable requirements and costs. Post-marketing studies and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products. Furthermore, the discovery of significant safety or efficacy concerns or problems with a product in the same therapeutic class as one of our products that implicate or appear to implicate the entire class of products could have an adverse effect on sales of our product or, in some cases, result in product withdrawals. The FDA has continuing authority over the approval of an NDA or ANDA and may withdraw approval if, among other reasons, post-marketing clinical or other experience, tests, or data show that a drug is unsafe for use under the conditions upon which it was approved, or if FDA determines that there is a lack of substantial evidence of the drug’s efficacy under the conditions described in its labelling. Furthermore, new data and information, including information about product misuse or abuse at the user level, may lead government agencies, professional societies, practice management groups or patient or trade organizations to recommend or publish guidance or guidelines related to the use of our products, which may lead to reduced sales of our products.

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

Many of our products contain controlled substances. The stringent DEA regulations on our use of controlled substances include restrictions on their use in research, manufacture, distribution, and storage. A breach of these regulations could result in imposition of civil penalties, refusal to renew or action to revoke necessary registrations, or other restrictions on operations involving controlled substances. In addition, failure to comply with applicable legal requirements subjects the manufacturing facilities of our subsidiaries and manufacturing partners to possible legal or regulatory action, including shutdown. Any such shutdown may adversely affect their ability to supply us with product and thus, our ability to market affected products. This could have a negative impact on our business, results of operations, financial condition, cash flows and competitive position. See also the risk described under the caption “The DEA limits the availability of the active ingredients used in many of our current products and products in development, as well as the production of these products, and, as a result, our procurement and production quotas may not be sufficient to meet commercial demand or complete clinical trials.” In addition, we are subject to the Federal Drug Supply Chain Security Act (DSCSA). The U.S. government has enacted DSCSA which requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system, which will be effective incrementally over a 10-year period. Compliance with DSCSA and future U.S. federal or state electronic pedigree requirements may increase our operational expenses and impose significant administrative burdens.

We cannot determine what effect changes in regulations or legal interpretations or requirements by the FDA or the courts, when and if promulgated or issued, may have on our business in the future. Changes could, among other things, require different labelling, monitoring of patients, interaction with physicians, education programs for patients or physicians, curtailment of necessary supplies, or limitations on product distribution. These changes, or others required by the FDA or DEA could have an adverse effect on the sales of these products. The evolving and complex nature of regulatory science and regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that, from time to time, we will be adversely affected by regulatory actions despite our ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

Furthermore, once a product receives marketing approval, the manufacturing, distribution, processing, formulation, packaging, labelling, promotion and sale of our products are subject to extensive regulation by federal agencies, including, without limitation, the FDA, DEA, FTC, Consumer Product Safety Commission, and Environmental Protection Agency, among others. We are also subject to state and local laws, regulations, and agencies in New Jersey and elsewhere. Such regulations are also subject to change by the relevant federal, state and local agencies. For instance, beginning from January 1, 2015, manufacturers, wholesale distributors, and repackages of certain prescription drugs are required to provide and capture certain product tracing information under the Drug Quality and Security Act (“DQSA”). Title II of the DQSA, referred to as the Drug Supply Chain Security Act, requires companies in certain prescription drugs’ chain of distribution to build electronic, interoperable systems to identify and trace the products as they are distributed in the United States. Compliance with the DQSA or any future federal or state electronic pedigree requirements may increase the Company's operational expenses and impose significant administrative burdens.

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

Litigation, product liability claims, other significant legal proceedings, government investigations and product recalls are common in the pharmaceutical industry and can be protracted and expensive and could delay and/or prevent entry of our products into the market, which, in turn, could have a material adverse effect on our business.

As a business that operates in the pharmaceutical industry, we are inherently exposed to significant potential risks from lawsuits, product liability claims, patent and proprietary rights claims, other significant proceedings, government investigations or product recalls, including, without limitation, such matters associated with the testing, manufacturing, marketing and sale of our products. While no such judgements have been made against us to date, some plaintiffs have received substantial damage awards or settlements against other healthcare companies based upon various legal theories, including, without limitation, claims for injuries allegedly caused by use of their products. Our business continues to be inherently exposed to the risk of being subject to product liability cases, as well as other significant legal proceedings and government investigations.

For example, we have been a manufacturer of prescription opioid medications in the past, and while we have not been subject to lawsuits, other manufacturers of such products, as well as distributors and other sellers of such medications, have been subjects of subject of lawsuits and have received subpoenas and other requests for information from various federal, state and local government agencies regarding the sale, marketing and/or distribution of prescription opioid medications. Numerous claims against opioid manufacturers, have been and may continue to be filed by or on behalf of states, counties, cities, Native American tribes, other government-related persons or entities, hospitals, health systems, unions, health and welfare funds, other third-party payers and/or individuals. In these cases, plaintiffs seek various remedies, including without limitation declaratory and/or injunctive relief; compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs and/or other relief. Settlement demands may seek significant monetary and other remedies, or otherwise be on terms that would result in material adverse effects on our business and ability to operate as a going concern. The precedent of awards against and settlements by our competitors could also incentivize parties to bring additional claims against us. In addition to the risks of direct expenditures for defense costs, settlements and/or judgments in connection with these claims, proceedings and investigations, there is a possibility of loss of revenues, injunctions and disruption of business. Furthermore, we and other manufacturers of prescription opioid medications have been, and will likely continue to be, subject to negative publicity and press, which could harm our brand and the demand for our products. In addition, current or future regulatory and legislative proposals could impact us and other manufacturers of prescription opioid medications. See the risk factor “Our business and financial condition may be adversely affected by legislation” for more information.

In addition, our current and former products may cause or appear to cause serious adverse side effects or potentially dangerous drug interactions if misused or improperly prescribed or as a result of faulty surgical technique. Any failure to effectively identify, analyze, report and protect adverse event data and/or to fully comply with relevant laws, rules and regulations around adverse event reporting could expose the Company to legal proceedings, penalties, fines and/or reputational damage.

Also, through the use of social media, plaintiff’s attorneys have a wide variety of tools to advertise their services and solicit new clients for litigation, including using judgments and settlements obtained in litigation against us or other pharmaceutical companies as an advertising tool. For these or other reasons, any significant product liability or mass tort litigation in which we are a defendant could have a larger number of plaintiffs than such actions have seen historically and we could also see an increase in the number of cases filed against us because of the increasing use of widespread and media-varied advertising. Furthermore, a ruling against other pharmaceutical companies in product liability or mass tort litigation in which we are not a defendant could have a negative impact on pending litigation where we are a defendant.

In addition, in certain circumstances, such as in the case of products that do not meet approved specifications or for which subsequent data demonstrate such products may be unsafe, ineffective or misused, it may be necessary for us to initiate voluntary or mandatory recalls or withdraw such products from the market. Any such recall or withdrawal could result in adverse publicity, costs connected to the recall and loss of revenue. Adverse publicity could also result in an increased number of additional product liability claims, whether or not these claims have a basis in scientific fact. See the risk factor “Public concern around the abuse of opioids or other products, including without limitation law enforcement concerns over diversion or marketing practices, regulatory efforts to combat abuse, and litigation could result in costs to our business” for more information.

We are also inherently exposed to litigation concerning patents and proprietary rights which can be protracted and expensive. Companies routinely bring litigation against applicants and allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an applicant. Elite develops, owns, and/or manufactures generic and branded pharmaceutical products and such drug products may be subject to such litigation. Litigation often involves significant expense and can delay or prevent introduction or sale of our products.

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

If we are found liable in any lawsuits, including patent infringement, violation of proprietary rights, product liability claims or actions related to our manufacture, sales, marketing or pricing practices or the sale, marketing and/or distribution of prescription opioid medications, or if we are subject to government investigations or product recalls, it could result in the imposition of damages, including punitive damages, fines, reputational harm, civil lawsuits, criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as significant legal and other costs. We may also voluntarily settle cases even if we believe that we have meritorious defenses because of the significant legal and other costs that may be required to defend such actions. Any judgments, claims, settlements and related costs could be well in excess of any applicable insurance. As a result, we may experience significant negative impacts on our operations. To satisfy judgments or settlements, we also may need to seek financing, which may not be available on terms acceptable to us, or at all, when required. Judgments also could cause defaults under our debt agreements and/or restrictions on our product use and we could incur losses as a result. Any of the risks above could have a material adverse effect on our business, financial condition, results of operations and cash flows and ability to operate as a going concern.

The occurrence or possibility of any such result may cause us to pursue one or more significant corporate transactions as well as other remedial measures, including internal reorganizations, restructuring activities, strategic corporate alignments, cost saving initiatives or asset sales. See the risk factor “Our ability to fund our operations, maintain liquidity and meet our financing obligations is reliant on our operations, which are subject to significant risks and uncertainties” for more information. Likewise, any internal reorganizations, restructuring activities, strategic corporate alignments, cost-saving initiatives or asset sales may be complex, could entail significant costs and charges or could otherwise negatively impact shareholder value and there can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all, or that they will result in their intended benefits.

Please also see “Item 3. Legal Proceedings” below for further details.

The pharmaceutical industry is highly competitive and subject to rapid and significant technological change, which could impair our ability to implement our business model.

The pharmaceutical industry is highly competitive, and we may be unable to compete effectively. Competitive factors faced include, without limitation, product development, safety, efficacy, commercialization, marketing, promotion, product quality, cost-effectiveness, reputation, service, patient convenience, access to scientific and technical information, and ability to manage operations in an economic environment that is severely impacted by a global pandemic such as COVID-19. In addition, the pharmaceutical industry is undergoing rapid and significant technological change, and we expect competition to intensify as technical advances in each field are made and become more widely known. An increasing number of pharmaceutical companies have been or are becoming interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. We expect that competition in the field of drug delivery will increase in the future as other specialized research and development companies begin to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in specialized drug delivery companies. Many of our competitors have longer operating histories and, they, and future competitors, may have greater financial, research and development, marketing, and other resources than we do. Furthermore, recent trends in this industry include market consolidation, which may further concentrate financial, technical, market and other strengths and resources with the result being a further increase competitive pressures existent in this industry. Such companies may develop new formulations and products, or may improve existing ones, more efficiently than we can. Our success, if any, will depend in part on our ability to keep pace with the changing technology in the fields in which we operate.

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

Some of our suppliers, including those of critical active pharmaceutical ingredients are located outside of the United States. There is currently significant uncertainty about the future relationship between the U.S. and various other countries, including China and Mexico, with respect to trade policies, treaties, government regulations and tariffs. The Trump Administration has called for substantial changes to U.S. foreign trade policy, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. These tariffs could potentially disrupt our existing supply chains and impose additional costs on our business, including, without limitation, costs with respect to raw materials upon which our business depends. Furthermore, if tariffs, trade restrictions or trade barriers are placed on products such as ours by foreign governments, especially China, it could cause us to raise prices for our products, which may result in the loss of customers with a corresponding detrimental impact on our business, financial condition, results of operations, cash flow and ability to operate. If we are unable to pass along increased costs to our customers, our margins could be adversely affected, with a corresponding detrimental impact on our business, financial condition, results of operations, cash flow and ability to operate. Additionally, it is possible further tariffs may be imposed that could affect imports of active pharmaceutical ingredients and excipients used in our products, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to such raw materials used in our products, causing us to raise prices or make changes to our products, which could require significant resources and time for regulatory compliance. This would have a corresponding detrimental impact on our business, financial condition, results of operations, cash flow and ability to operate. Furthermore, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales profit margins, profit splits, raw material costs and ability to source raw materials. For example, the Trump Administration has placed tariffs on certain goods imported from China. In January 2020, the U.S. and China agreed to roll back certain tariffs, expand trade purchases and renew commitments on intellectual property, technology transfer and currency practices. Nevertheless, given the volatility and uncertainty regarding the scope and duration of these tariffs, and the effects of the global COVID-19 pandemic on such trade and diplomatic relations, the impact on our operations and results in uncertain and could be significant. Given the unpredictable regulatory environment in China and the U.S. and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures in the future could occur with a corresponding detrimental impact on our business, financial condition, results of operations, cash flow and ability to operate.

Even after regulatory approval, we will be subject to ongoing significant regulatory obligations and oversight as evidenced by the FDA’s removal from the market of our Lodrane® extended release product line in 2011.

Even if regulatory approval is obtained for a particular product candidate, the FDA and foreign regulatory authorities may, nevertheless, impose significant restrictions on the indicated uses or marketing of such products, or impose ongoing requirements for post-approval studies. Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations, such as safety reporting requirements, and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. If we become aware of previously unknown problems with any of our product candidates here or overseas or at our contract manufacturers’ facilities, a regulatory agency may impose restrictions on our products, our contract manufacturers or on us, including requiring us to reformulate our products, conduct additional clinical trials, make changes in the labelling of our products, implement changes to or obtain re-approvals of our contract manufacturers’ facilities or withdraw the product from the market. In addition, we may experience a significant drop in the sales of the affected products, our reputation in the marketplace may suffer and we may become the target of lawsuits, including class action suits. Moreover, if we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution. Any of these events could harm or prevent sales of the affected products or could substantially increase the costs and expenses of commercializing and marketing these products.

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

In jurisdictions including, without limitation, the United States, a company is not permitted to promote drugs for uses that are not described in the product’s labelling and that differ from those that were approved or cleared by the FDA. Such users are commonly referred to as “off-label uses”. Under what is known as the “practice of medicine”, physicians and other healthcare practitioners may prescribe drug products for off-label or unapproved uses. While the FDA does not regulate a physician’s choice of medications, treatments, or product uses, the Federal Food Drug and Cosmetic Act (“FFDC”) and FDA regulations significantly restrict permissible communications on the subject of off-label uses of drug products by pharmaceutical companies. The FDA, FTC, the Office of the Inspector General of the Department of Health and Human Services (“HHS”), the DOJ and various state Attorneys General actively enforce laws and regulations that prohibit the promotion of off-label uses. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages, exclusion from federal funded healthcare programs and potential liability under the federal False Claims Act and any applicable state false claims act. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons claiming to be harmed by such conduct.

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

Some of our current products and products under development contain narcotics. Misuse or abuse of such drugs can lead to physical or other hard. The FDA and/or the DEA may impose new regulations concerning the manufacture, storage, transportation, distribution, and sale of prescription narcotics. Such regulations may include new labelling requirements, the development and implementation of a formal REMS, restrictions on prescription and sale of such products and mandatory reformulation in order to make abuse of such products more difficult. In 2007, Congress passed legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labelling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate REMS to confirm a drug’s benefits exceed its risks. In 2011, the FDA issued letters to manufacturers of long-acting and extended-release opioids requiring them to develop and submit to the FDA a post-market REMS plan to require that training is provided to prescribers of these products and that information is provided to prescribers that they can use in counselling patients on the risks and benefits of opioid drug use. Elite does not currently own a product that requires a REMS plan, but some of the products in our pipeline may require a REMS plan. The federal government has also released a comprehensive action plan to reduce prescription drug abuse, which may include proposed legislation to amended existing controlled substances laws to require healthcare practitioners who request DEA registration to prescribe controlled substances to receive training on opioid prescribing practices as a condition of registration. In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse.

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

In April 2018, New York enacted a statute called the Opioid Stewardship Act (the Stewardship Act), which, among other things, provided for certain sellers and distributors of certain opioids in the state of New York (the Contributing Parties) to make payments to a newly created Opioid Stewardship Fund (the Fund). By its terms, the Stewardship Act required Contributing Parties to pay a total of up to $100 million annually into the Fund, with each Contributing Party’s share based on the total amount of morphine milligram equivalents of certain opioids sold or distributed by the Contributing Party in the state of New York during the preceding calendar year, subject to potential adjustments by the New York State Department of Health. Failure of a Contributing Party to make required reports or pay its ratable share, or a Contributing Party passing on the cost of its ratable share to a purchaser, could subject the Contributing Party to penalties. In December 2018, the U.S. District Court for the Southern District of New York held the Stewardship Act unconstitutional. This ruling is on appeal. If the decision is reversed, we may be deemed to be a Contributing Party under the Stewardship Act and even if we are not considered to be a Contributing Party, or such a determination is never made, other entities may attempt to seek reimbursement from us for payments made related to products manufactured by us and distributed in New York. Furthermore, the application of the Stewardship Act may require additional regulatory guidance, which could be substantially delayed, increasing the uncertainty as to the ultimate effect of the Stewardship Act on us. If we are ultimately deemed to be a Contributing Party under the Stewardship Act, or similar legislation that could be enacted by New York or other jurisdictions, compliance with those laws could have an adverse effect on our business, results of operations, financial condition and cash flows. Additionally, in October 2018, the U.S. Congress enacted the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (H.R. 6). Intended to achieve sweeping reform to combat the opioid epidemic, H.R. 6, among other provisions, amends related laws administered by the FDA, DEA and CMS. Among other things, the law: amends requirements related to the FDA’s authority to include packaging requirements in REMS requirements; increases civil and criminal penalties for drug manufacturers and distributors for failing to maintain effective controls against diversion of opioids or for failing to report suspicious opioid orders; requires the DEA to estimate the amount of opioid diversion when establishing manufacturing and procurement quotas; implements expanded anti-kickback and financial disclosure provisions; and authorizes the Department of Health and Human Services to implement a demonstration program which would award grants to hospitals and emergency departments to develop, implement, enhance or study alternative pain management protocols and treatments that limit the use and prescription of opioids in emergency departments. While the effect of this legislation is still uncertain, it is likely that our products will be affected by enforcement of the legislation, including through related policies and implementing regulations. There can be no assurances that the effects of this legislation will not be detrimental to our business, results of operations, financial condition, cash flow or ability to operate.

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

Please also see the above risk factor titled “The availability of third-party reimbursement for our products is uncertain, and thus we may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third party reimbursement is not adequately provided”.

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

We received a Complete Response Letter from the FDA that indicated that our SequestOx™ NDA is not ready for approval in its present form. We have paused further development of this product and we cannot assure that development will restart. If we are unable to obtain approval for SequestOx™ or if we incur significant costs or delays in obtaining such approval, our ability to commercialize SequestOx™ may be materially adversely affected.

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

Our business and operations could be negatively affected by shareholder activism, which could cause us to incur significant expenses, hinder execution of our business strategy and impact our share price

In recent years, shareholder activism involving corporate governance, fiduciary duties of Directors and Officers, strategic direction and operations has become increasingly prevalent. If we become the subject of such shareholder activism, their demands may disrupt our business and divert the attention of our management, Board and employees. Also, we may incur substantial costs, including legal fees and other expenses, related to such activist shareholder matters. Perceived uncertainties resulting from such activist shareholder matters may result in loss of potential business opportunities with our current and potential customers and business partners, be exploited by our competitors and make attracting and retaining qualified personnel more difficult. In addition, such shareholder activism may cause significant fluctuations in our share price based on temporary or speculative market perceptions, uncertainties or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

The effects of shareholder activism pursued against the Company could have an adverse material effect on our business, financial condition, results of operations, cash flows and stock price.

Extensive industry regulation has had and will continue to have, a significant impact on our business in the area of cost of goods, especially our product development, manufacturing and distribution capabilities.

We, like all other pharmaceutical companies located or engaged in business in the U.S. are subject to extensive, complex, costly and evolving regulation by the federal government, including the FDA and, in the case of controlled drugs, the DEA, as well as applicable state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substance Act and multiple other federal statutes, regulations and guidance govern or influence the development, testing, manufacture, packing, labelling, storing, record keeping, safety, approval, advertising, promotion, sale, shipment and distribution of our products.

The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental or third-party approvals prior to manufacturing, marketing and shipping our products. The FDA approval process for a particular product candidate can take several years and requires us to dedicate substantial resources to complete all activities necessary to secure approvals and we may not be able to obtain regulatory approval for our product candidates in a timely manner, or at all. In order to obtain approval for our generic product candidates, we must demonstrate that our drug product is therapeutically equivalent and bioequivalent to a drug previously approved by the FDA through the drug approval process, known as the reference listed drug (“RLD”) or reference standard drug (“RS”). Bioequivalence may be demonstrated in vivo or in vitro by comparing the generic product candidate to the innovator drug product. During the FDA review process, the FDA may request additional information and studies to support approval of an application, which could delay approval of the product and impair our ability to compete with other versions of the generic drug product.

Inherent to this process is the possibility that we will not obtain FDA or other necessary approvals, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations. We may carry inventories of certain products in anticipation of launch and if such products are not subsequently launched, we may be required to write-off the related inventory, if such inventories have no foreseeable commercial value to us.

In addition, facilities used to manufacture and/or test materials and drug products we market are subject to periodic inspection of facilities by the FDA, the DEA, and other authorities to confirm that firms are in compliance with all applicable regulations. The FDA conducts pre-approval and/or post-approval inspections to determine whether systems and processes are in compliance with cGMP and other FDA regulations. A Form 483 notice is generally issued at the conclusion of an FDA inspection and lists conditions the FDA inspectors believe may violate cGMP or other FDA regulations. If more serious violations are identified, the FDA may take additional action, such as issuing warning letters, import alerts, etc. The DEA and comparable state-level agencies also heavily regulate the manufacturing, holding, processing, security, record-keeping and distribution of drugs that are controlled substances. We manufacture and/or distribute certain controlled substances and are accordingly subject to oversight, regulation and inspection by the DEA. The DEA periodically inspects facilities for compliance with its regulations. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs.

Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in, among other things, delays in or denials of new product approvals, warning letters, import alerts, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, total or partial suspension of sales and/or criminal prosecution. Any of these or other regulatory actions could have an adverse material effect on our business, financial condition, results of operations, cash flows and stock price.

While we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could have an adverse material effect on our business, financial condition, results of operations, cash flows and stock price.

Our manufacturing operations as well as our suppliers' manufacturing operations are subject to establishment registration by the FDA and periodic inspections by the FDA to assure compliance regarding the manufacturing of our products. If we or our suppliers do not maintain the current registrations or if we or our partners receive notices of manufacturing and quality-related observations following inspections by the FDA, our operating results would be materially negatively impacted.

Our facilities, as well as those of applicable suppliers, rely on maintaining current FDA, and DEA if applicable, registration and other license to produce and develop generic drugs and raw materials used in such operations. If we, or one of our suppliers does not successfully renew and maintain current FDA, DEA and other required licenses, our operations and financial results would be negatively impacted. We and our suppliers are subject to periodic inspection by the FDA, DEA and other regulatory agencies, as applicable, to assure regulatory compliance regarding the manufacture and distribution of pharmaceutical products and raw materials. These regulatory bodies impose stringent mandatory requirements on the manufacture and distribution of pharmaceutical products to ensure their safety and efficacy. If we or any of our third party suppliers receive notices of manufacturing and quality-related observations and are unable to satisfactorily resolve the issues and observations identified in a timely fashion, there could be a material adverse effect on our business, financial condition, results of operations, cash flow and stock price.

If brand pharmaceutical companies are successful in limiting the use of generics through legislative and regulatory efforts, our sales of generic products may suffer

Many brand pharmaceutical companies have increasingly used state and federal legislative and regulatory means to delay generic competition. These efforts have included, without limitation:

●	Pursuing new patents for existing products which may be granted prior to the expiration of an existing patent, thereby achieving extended patent protection for additional years or otherwise delay market entry of generic competition;
●	Using the Citizen Petition process to request amendments to FDA standards;
●	Seeking changes to U.S. Pharmacopeia, an organization that publishes industry recognized compendia of drug standards;
●	Attaching patent extension amendments to non-related federal legislation;
●	Engaging in state by state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing;
●	Persuading regulatory bodies to withdraw the approval of brand-name drugs for which the patents are about to expire and converting the market to another product of the brand company on which longer patent protection exists;
●	Entering into agreements whereby other generic companies will begin to market an authorized generic at the same time or after generic competition initially enters the market;
●	Filing suits for patent infringement and other claims that may delay or prevent regulatory approval, manufacture and/or scale of generic products;
●	Introducing “next generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces demand for the generic or the reference product for which we seek regulatory approval for a generic equivalent.

Some pharmaceutical companies have lobbied the United States Congress for amendments to the Hatch-Waxman Act that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials rather than the one-half year that is currently permitted.

If proposals like these were to become effective, or if any other actions, such as those listed above or otherwise, by our competitors and other third parties to prevent or delay activities necessary to the approval, manufacture, distribution or sale of our products are successful, our entry in to the market and our ability to generate revenues associated with new products may be delayed, reduced or eliminated, any or all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

Health care initiatives and other third-party payor cost-containment pressures have and could continue to cause us to sell our products at lower prices, resulting in decreased revenues.

Some of our products that are marketed under license granted to marketing partners such as Lannett, Glenmark and TAGI, in turn, purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs and managed care organizations, or MCOs. Third-party payors increasingly challenge pharmaceutical product pricing. There also continues to be a trend toward managed health care in the United States. Pricing pressures by third-party payors and the growth of organizations such as HMOs and MCOs could result in lower prices and a reduction in demand for our products.

One such governmental program, known as the 340B Program, requires pharmaceutical manufacturers to enter into an agreement, called a pharmaceutical pricing agreement (PPA), with the Secretary of Health and Human Services. Under the PPA, the manufacturer agrees to provide front-end discounts on covered outpatient drugs purchased by specified providers, called “covered entities,” that serve the nation’s most vulnerable patient populations. Outpatient prescription drugs, over the counter drugs (accompanied by a prescription), and clinic-administered drugs within eligible facilities are covered.

In addition, legislative and regulatory proposals and enactments to reform health care and government insurance programs could significantly influence the manner in which pharmaceutical products and medical devices are prescribed and purchased. We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could limit the amounts that federal and state governments will pay for health care products and services. The extent to which future legislation or regulations, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted or what effect such legislation or regulation would have on our business remains uncertain. For example, H.R.987, the “Strengthening Health Care and Lowering Prescription Drug Costs Act,” which incorporated a bipartisan effort to address prescription drug pricing combined with broader provisions protecting the Affordable Care Act, was passed by the House of Representatives on May 16, 2019, but it is not expected to pass in the Senate. The bill does represent bipartisan consensus on the need to reform the drug pricing system. Such measures or other health care system reforms that are adopted could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects and affect our ultimate profitability, which could have a material adverse effect on our business, financial condition, results of operations, cash flow and stock price.

We may become subject to federal and state false claims litigation brought by private individuals and the government.

We are subject to state and federal laws that govern the submission of claims for reimbursement. The FFCA imposes civil liability on individuals or entities that knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the government. Violations of the FFCA and other similar laws may result in criminal fines, imprisonment and substantial civil penalties for each false claim submitted (including civil penalties presently in excess of $22 thousand per claim, plus treble damages, plus liability for attorney’s fees) and exclusion from federally funded health care programs, including Medicare and Medicaid. The FFCA also allows private individuals to bring a suit on behalf of the government against an individual or entity for violations of the FFCA. These suits, also known as Qui Tam or whistle-blower actions, may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed. These suits have increased significantly in recent years because the FFCA allows an individual to share in the amounts paid to the federal government in fines or settlement as a result of a successful Qui Tam action, in addition to the recovery of legal fees in bringing such an action. If our past or present operations are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal health care programs and/or the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Recently, the Department of Justice has begun to use the 1961 federal Travel Act as a tool to pursue criminal charges in the case of health care kickback and commercial bribery allegations. This law was enacted as part of the Kennedy administration’s war on organized crime. It formed the basis for a federal enforcement action against a Texas physician-owned specialty hospital and a number of surgeons and administrators, who were convicted of conspiring to pay or receive bribes in exchange for referrals of patients in violation of a state commercial bribery law. Importantly, this case was not limited to claims covered under federal programs, and the failure of the state to bring charges under its own statute did not prevent the federal case from proceeding. The Travel Act may be used by the Justice Department as a way to expand its reach to penalize kickbacks and similar arrangements even when the Anti-Kickback Statute and FFCA would not apply. These efforts could increase our vulnerability to litigation and penalties if our past or present operations are found to be in violation of applicable law which could have a material adverse effect on our business, financial condition, results of operations, cash flow and stock price.

The design, development, manufacture and sale of our products involves the risk of product liability claims by consumers and other third parties and insurance against such potential claims is expensive and may be difficult to obtain.

The design, development, manufacture, distribution and sale of our products involve an inherent risk of product liability claims and associated adverse publicity. Insurance coverage is expensive, increasing in price to prohibitive levels, may be difficult to obtain or may be not available in the future on acceptable terms, or at all. Although we currently maintain product liability insurance for our products in amounts we believe to be commercially reasonable, if the coverage limits of these insurance policies are not adequate, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, financial condition, results of operations, cash flow and stock price.

The recent enactment of State laws affecting the pricing of our products could have the effect of reducing our profitability

Since 2016, several state legislatures have enacted laws regulating the pricing of various types of pharmaceutical products, including generic pharmaceutical products. These laws vary in applicability and scope, and generally require manufacturers to notify various state agencies of price increases over a given threshold for a given period of time and to include a justification for any price increases. At least one state law (subsequently struck by the court) authorized the state attorney general to seek civil penalties and disgorgement in the event a price increase is deemed unconscionable. To the extent these laws apply to our products, they could limit the prices which the company may charge for its products and reduce the company’s profitability and could have a material adverse effect on our business, growth prospects, financial condition, results of operations, cash flow and stock price.

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

The occurrence of any of the above could have a material adverse effect on our business, financial condition, results of operations, cash flow and stock price.

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

Under these arrangements, from time to time, customers are given credits on our generic products that are held by them in inventory after there is a decrease in the market prices of the same generic products due to competitive pricing. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, the price of our products would also likely be reduced. As a result, we, or are marketing partners, would be obligated to provide credits to our customers who are then holding inventories of such products, which could reduce sales revenue, profit splits, license fees and gross margin for the period the credit is provided. Like most competitors in this market, our marketing partners, or us in the case of prospective direct sales made by the Company, also give credits for chargebacks to wholesalers that have contracts with our marketing partners, or us, prospectively, for their sales to hospitals, group purchasing organizations, pharmacies, or other customers. A chargeback is the difference between the price the wholesaler pays and the price that the wholesaler’s end-customer pays for a product. Although, our marketing partners establish, and prospectively we would also establish reserves based on prior experience and best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that such reserves established are adequate or that actual product returns, rebates, allowances, and chargebacks will not exceed estimates. Differences between established reserves and actual amounts of such credits and charges, could result in a material adverse effect on our business, financial condition, results of operations, cash flow and stock price.

Unstable economic conditions may adversely affect our industry, business, results of operations and financial condition.

The global economy has undergone a period of significant volatility, especially during a global pandemic, such as the COVID-19 pandemic, which has led to diminished credit availability, declines in consumer confidence, and increases in unemployment rates. There remains caution about the stability of the U.S. economy, and we cannot assure that further deterioration in the financial markets will not occur. These economic conditions have resulted in, and could lead to further, reduced consumer spending related to healthcare in general and pharmaceutical products in particular.

In addition, we have exposure to many different industries and counterparties, including our partners under our alliance and collaboration agreements, suppliers of raw chemical materials, drug wholesalers and other customers that may be affected by an unstable economic environment. Any economic instability may affect these parties’ ability to fulfil their respective contractual obligations to us, cause them to limit or place burdensome conditions upon future transactions with us or drive us and our competitors to decrease prices, each of which could materially and adversely affect our business, results of operations and financial condition, cash flows and stock price.

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

Some of these factors are not within our control, and our products may not achieve expected levels of market acceptance. Additionally, continuing and increasingly sophisticated studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others which can call into question the utilization, safety, and efficacy of previously marketed products. In some cases, studies have resulted, and may in the future result, in the discontinuance of product marketing or other risk management programs such as the need for a patient registry. Any or all of the above could result in a material adverse effect on our business, financial condition, results of operations, cash flow and stock price.

We may experience pricing pressure on the price of our products due to social or political pressure to lower the cost of drugs, which would reduce our revenue and future profitability.

We may experience downward pricing pressure on the price of our products due to social or political pressure to lower the cost of drugs, which would reduce our revenue and future profitability. Recent events have resulted in increased public and governmental scrutiny of the cost of drugs, especially in connection with price increases following companies’ acquisition of the rights to certain drug products. In particular, U.S. federal prosecutors have issued subpoenas to pharmaceutical companies seeking information about drug pricing practices. In addition, the U.S. Senate is publicly investigating a number of pharmaceutical companies relating to drug-price increases and pricing practices. Our revenue and future profitability could be negatively affected if these inquiries were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products which could have a material adverse effect on our business, growth prospects, financial condition, results of operations, cash flow and stock price.

In addition, in September 2016, a group of U.S. Senators introduced legislation that would require pharmaceutical manufacturers to justify price increases of more than 10% in a 12-month period, and a large number of individual States have introduced legislation aimed at drug pricing regulation, transparency or both. While this proposed legislation has not been enacted into law to date, our revenue and future profitability could be negatively affected by the passage of this law or similar federal or state legislation. Furthermore, pressure from social activist groups and future government regulations may also put downward pressure on the price of drugs, which could result in downward pressure on the prices of our products in the future, which could have a material adverse effect on our business, growth prospects, financial condition, results of operations, cash flow and stock price.

Public concern over the abuse of opioid medications, including increased legal and regulatory action, could negatively affect our business.

While Elite has de-emphasized its programs with respect to opioids and will continue to focus on products other than opioids, certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. State and local governmental agencies may investigate us as a manufacturer and/or distributor of medicines containing opioids or in conjunction with their investigation of other pharmaceutical wholesale distributors, and others in the supply chain that have a direct or indirect connection to our operations in relation to the distribution of opioid medications. In addition, multiple lawsuits have been filed against other pharmaceutical manufacturers and distributors alleging, among other claims, that they failed to provide effective controls and procedures to guard against the diversion of controlled substances, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of controlled substances in accordance with regulations. Additional governmental entities have indicated an intent to sue these other manufacturers and distributors. While no such actions have been taken against us, the immediate effect on the Company has been an inability to commercialize and market three opioid products approved during fiscal years prior to the twelve months ended March 31, 2020 and a cessation of orders for another two other opioid products that had been marketed by our marketing partners. During the year ended March 31, 2020, we disposed of four approved ANDA’s for opioid products. As of March 31, 2020, we continue to hold one approved ANDA for an opioid product that, while approved by the FDA, has not been launched commercially. Further, defense against any such opioid related lawsuits could be prohibitive with regards to cost resulting in an adverse material effect on our business, financial condition, results of operations, cash flows and stock price. Similar allegations made against us, even without litigation, could also negatively affect our business in various ways, including through increased costs and harm to our reputation. In addition, an adverse resolution of any lawsuit or investigation could also have a material adverse effect on our business, results of operations, cash flows and stock price.

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

We currently hold ten patents. We intend to file further patent applications in the future. We cannot be certain that our pending patent applications will result in the issuance of patents. If patents are issued, third parties may sue us to challenge our patent protection, and although we know of no reason why they should prevail, it is possible that they could. In addition to modification or revocation of patents in legal proceedings, issued patents may later be modified or revoked by the U.S. Patent and Trademark Office or by analogous foreign offices. It is likewise possible that our patent rights may not prevent or limit our present and future competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

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

We rely particularly on trade secrets, unpatented proprietary expertise and continuing innovation that we seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees, and consultants. We cannot provide assurance that these agreements will not be breached or circumvented. We also cannot be certain that there will be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. We cannot be sure that our trade secrets and proprietary technology will not otherwise be obtained by other entities, such as government or regulatory authorities, or become known, obtained, or independently developed by our competitors or by other entities through means beyond our control. We also cannot be sure that, if patents are not issued with respect to products arising from research, we will be able to maintain the confidentiality of information relating to these products. In addition, efforts to ensure our intellectual property rights can be costly, time-consuming, and/or ultimately unsuccessful.

Our competitors or other third parties may allege that we are infringing their intellectual property, forcing us to expend substantial resources in litigation, the outcome of which is uncertain.

Companies that produce branded pharmaceutical products routinely bring litigation against ANDA or similar applicants that seek regulatory approval to manufacture and market generic forms of branded products, alleging patent infringement or other violations of intellectual property rights. Patent holders may also bring patent infringement suits against companies that are currently marketing and selling approved generic products. Litigation often involves significant expense. Additionally, if the patents of others are held valid, enforceable and infringed by our current products or future product candidates, we would, unless we could obtain a license from the patent holder, need to delay selling our corresponding generic product and, if we are already selling our product, cease selling and potentially destroy existing product stock. Additionally, we could be required to pay monetary damages or royalties to license proprietary rights from third parties and we may not be able to obtain such licenses on commercially reasonable terms or at all.

There may be situations in which we may make business and legal judgments to market and sell products that are subject to claims of alleged patent infringement prior to final resolution of those claims by the courts based upon our belief that such patents are invalid, unenforceable or are not infringed by our marketing and sale of such products. This is commonly referred to in the pharmaceutical industry as an “at-risk” launch. The risk involved in an at-risk launch can be substantial because, if a patent holder ultimately prevails against us, the remedies available to such holder may include, among other things, damages calculated based on the profits lost by the patent holder, which can be significantly higher than the profits we make from selling the generic version of the product. Moreover, if a court determines that such infringement is willful, the damages could be subject to trebling. We could face substantial damages from adverse court decisions in such matters. We could also be at risk for the value of such inventory that we are unable to market or sell.

The occurrence of any of the above could have a material adverse effect on our business, financial condition, results of operations, cash flow and stock price.

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

In addition, marketing of our branded product, SequestOx™ will require much greater use of a direct sales force compared to marketing of our generic products. Our ability to realize significant revenues from marketing and sales activities depends on our ability or the ability of our partners to attract and retain qualified sales personnel. Competition for qualified sales personnel is intense. Any failure to attract or retain qualified sales personnel could negatively impact our sales revenue and have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price.

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

Our business depends on the efficient and uninterrupted operation of our computer and communications systems and networks, hardware and software systems and our other information technology. As such, we continuously invest financial and other resources to maintain, enhance, further develop, replace or add to our information technology infrastructure. Such efforts carry risks such as cost overruns, project delays and business interruptions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, these measures are not guaranteed to protect against all cybersecurity incidents.

In the ordinary course of our business, we collect and maintain information, which includes confidential, proprietary and personal information regarding our customers and employees, in digital form. Data maintained in digital form is subject to risk of cyber-attacks, which are increasing in frequency and sophistication and are made by groups and individuals with a wide range of motives and expertise, including criminal groups, “hackers” and others. Cyber-attacks could include the deployment of harmful malware, viruses, worms, denial-of-service attacks, ransomware, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Despite our efforts to monitor and safeguard our systems to prevent data compromise, the possibility of a future data compromise cannot be eliminated entirely, and risks associated with intrusion, tampering and theft remain. In addition, we do not have insurance coverage with respect to system failures or cyber-attacks. If our systems were to fail or we are unable to successfully expand the capacity of these systems, or we are unable to integrate new technologies into our existing systems, our operations and financial results could suffer.

We also have outsourced certain elements and functions of our operations, including elements of our information technology infrastructure, to third parties, some of which may be outside the U.S. As a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our and our vendors’ systems make such systems potentially vulnerable to service interruptions. The size and complexity of our and our vendors’ systems and the large amounts of confidential information that is present on them also makes them potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, our partners, our vendors or other third parties, or from attacks by malicious third parties.

The Company and its vendors’ information technology operations are spread across multiple, sometimes inconsistent platforms, which pose difficulties in maintaining data integrity across systems. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional or improper dissemination or destruction of confidential information stored in the Company’s systems.

Any breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business and reputational harm to our company and could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

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

We may not have and may be unable to obtain or maintain adequate insurance coverage to cover all potential liabilities.

We may not have and may be unable to obtain or maintain in the future insurance, on acceptable terms, that provide adequate coverage against potential liabilities or other losses, such as the cost of a recall or defense against claims, if any claim is brought against us, for any reason, regardless of the merits, success or failure of such claim. In the past year, as a result of product liability and securities litigation in the general marketplace, and a threatened claim of action against us in relation to the shareholder vote conducted in December 2019, our insurance premiums have increased significantly, while also providing no greater, and in most cases, lower levels of coverage. The significant premium increases experienced were prior to, and accordingly did not consider, the impact of the COVID-19 global pandemic on the legal and litigation environment in which we and all other companies operate.

The amount of our insurance coverage is accordingly limited by our financial resources and greatly impacted by the significant premium increases of the past year and reasonably expected further increases in the near to mid-term due to the global pandemic. Furthermore, even where claims are submitted to insurance carriers for defenses and indemnity that are within coverage limits, there can be no assurance that such claims will be fully covered by insurance or that the indemnitors or insurers will remain financially viable to provide reimbursement consistent with coverage maintained.

Any failure by us, to obtain sufficient insurance coverage, with reimbursement of claims being provided and generate sufficient cash flow, if needed, above insurance coverage, to pay amounts due in relation to potential claims, will have a material adverse effect on our business, financial condition, results of operations, cash flow and ability to operate as a going concern.

 Impact of Federal Income Tax Reform

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (“TCJA”), that significantly changes the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Any federal net operating loss carryovers created in 2018 and thereafter will be carried forward indefinitely pursuant to the TCJA.

The changes described herein could, individually or in aggregate, increase our future effective tax rate and have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

In addition, prospective or retroactive regulatory and administrative guidance relating to the TCJA could adversely impact our business and current or future projections of cash taxes.

Risk Related to Our Common Stock

Our stock price has been volatile and may fluctuate in the future.

The market price for the publicly traded stock of pharmaceutical companies is generally characterized by high volatility. There has been significant volatility in the market prices for our Common Stock. For the twelve months ended March 31, 2020, the closing sale price on the OTC Bulletin Board (“OTC-BB”) of our Common Stock fluctuated from a high of $0.1410 per share to a low of $0.033 per share. The price per share of our Common Stock may not exceed or even remain at current levels in the future. The market price of our Common Stock may be affected by a number of factors, including, without limitation:

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

On May 1, 2017, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $40,000,000 of our common stock. Concurrently with the execution of the Purchase Agreement, we issued 5,540,550 shares of our common stock to Lincoln Park as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. Furthermore, for each additional purchase by Lincoln Park, additional commitment shares in commensurate amounts up to a total of 5,540,550 shares will be issued based upon the relative proportion of the aggregate amount of $40,000,000 purchased by Lincoln Park. The purchase shares that may be sold pursuant to the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after June 5, 2017 and expiring on July 1, 2020. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

In addition, as of March 31, 2020, there were outstanding shares of preferred stock convertible into approximately 158 million shares of Common Stock and warrants to purchase an aggregate of approximately 79 million shares of Common Stock at an exercise price of $0.1521 per share, vested options to purchase an aggregate of approximately 4.9 million shares at a weighted average exercise price of $0.14. Additional shares of Common Stock may be issuable as a result of anti-dilution provisions in the outstanding preferred stock and warrants.

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

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase, and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of the order entry. Orders for OTCBB securities may be cancelled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received, and processed by the OTCBB. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not be able to sell shares of Common Stock at the optimum trading prices.

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

Quarter Ended	High	Low
Fiscal Year Ending March 31, 2020
March 31, 2020	$0.11	$0.05
December 31, 2019	$0.11	$0.08
September 30, 2019	$0.14	$0.04
June 30, 2019	$0.10	$0.03

Fiscal Year Ending March 31, 2019
March 31, 2019	$0.11	$0.07
December 31, 2018	$0.11	$0.07
September 30, 2018	$0.13	$0.08
June 30, 2018	$0.10	$0.08

As of June 26, 2020, the last reported sale price of our Common Stock, as reported by the OTCBB, was $0.0900.

Holders

As of June 23, 2020, there were, respectively, approximately 124 and 1 holders of record of our Common Stock and Series J Preferred Stock.

Dividends

We have never paid cash dividends on our Common Stock. Unless required to pay dividends on our Series J Preferred Stock, we currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Elite’s equity compensation plans as of March 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	—	2,750,000
Equity compensation plans not approved by security holders	—	—	----	(2)
Total	—	—	2,750,000

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

Under the stock component of the 2014 Plan, the Administrator may, in selected cases, grant to a plan participant a given number of shares of restricted stock or unrestricted stock. Restricted stock under the 2014 Plan is common stock restricted as to sale pending fulfilment of such vesting schedule and employment requirements as the Administrator shall determine. Prior to the lifting of the restrictions, the participant will nevertheless be entitled to receive distributions in liquidation and dividends on, and to vote the shares of, the restricted stock. The 2014 Plan provides for forfeiture of restricted stock for breach of conditions of grant.

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

The 2009 Equity Incentive Plan expired on November 24, 2019.

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

Results of Operations:

Years Ended March 31, 2020 and 2019

Revenue, Cost of revenue and Gross profit:

	Years Ended March 31,		Change
	2020	2019	Dollars	Percentage
Manufacturing fees	$14,526,048	$5,387,696	$9,138,352	170%
Licensing fees	3,468,591	2,180,812	1,287,779	59%
Total revenue	17,994,639	7,568,508	10,426,131	138%
Cost of revenue	10,015,855	4,700,978	5,314,877	113%
Gross profit	$7,978,784	$2,867,530	$5,111,254	178%

Gross profit - percentage	44%	38%

Total revenues for the year ended March 31, 2020 increased by $10.4 million or 138%, to $18.0 million, as compared to $7.6 million, for the corresponding period of the prior year.

Manufacturing fees increase by $9.1 million, or 170%, due to the commercial launch of Amphetamine ER Capsules and Amphetamine IR Tablets during the fiscal year ended March 31, 2020.

Licensing fees increased by $1.3 million, or 59% due to license fees earned in relation to the shipment and sales of Amphetamine ER Capsules and Amphetamine IR Tablets, which were launched during the fiscal year ended March 31, 2020.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $5.3 million or 113%, to $10.0 million as compared to $4.7 million for the corresponding period of the prior year. The increase in costs of revenue is due to increased manufacturing volumes, with costs of revenue having a strong positive correlation to manufacturing volume.

Our gross profit margin was 44% during the year ended March 31, 2020 as compared to 38% during the year ended March 31, 2019. The increase in profit margin percentage is due to difference in manufacturing product mix on a year on year basis, combined higher license revenues earned due to increase in-market revenues.

Operating expenses:

	Years Ended March 31,		Change
	2020	2019	Dollars	Percentage
Operating expenses:
Research and development	$5,532,462	$7,599,820	$(2,067,358)	-27%
General and administrative	3,349,837	3,083,546	266,291	9%
Non-cash compensation	62,098	136,369	(74,271)	-54%
Depreciation and amortization	1,319,795	1,206,495	113,300	9%
Total operating expenses	$10,264,192	$12,026,230	$(1,762,038)	-15%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the year ended March 31, 2020 decreased by $1.8 million, or 15%, to $10.3 million, as compared to $12.0 million for the prior year.

Research and development costs for the year ended March 31, 2020 were $5.5 million, a decrease of $2.1 million or 27% from $7.6 million of such costs for the prior year. The decrease was due to the timing and composition of ongoing development of our generic product pipeline, combined with approvals received on Amphetamine IR Tablets and Amphetamine ER Tablets resulting in commencement of commercialization and termination of development activities.

General and administrative expenses for the year ended March 31, 2020 were $3.3 million, an increase of $0.3 million or 9% from $3.1 million of such costs for the prior year. The increase was due to increased regulatory compliance and health and commercial insurance costs as compared to the prior year.

Non-cash compensation expense for the year ended March 31, 2020 was $0.06 million, a decrease of $0.07 million or 54% from $0.13 million of such costs for the prior year. Non-cash compensation expense derives from the timing in amortization of the value of employee stock options issued over the course of the last three years.

Depreciation and amortization expense for the year ended March 31, 2020 was $1.3 million, an increase of $0.1 million, or 9% from $1.2 million of such costs for the comparable period of the prior year. The increase was due to acquisitions of additional fixed assets as well as higher depreciation absorption rates as compared to the prior year.

As a result of the foregoing, our loss from operations for the year ended March 31, 2020 was $2.3 million, compared to a loss from operations of $9.2 million for the year ended March 31, 2019.

Other income (expense):

	Years Ended March, 31		Change
	2020	2019	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(355,874)	$(369,173)	$13,299	-4%
Change in fair value of derivative instruments	(1,111,548)	180,041	(1,291,589)	-717%
Interest income	11,979	21,461	(9,482)	-44%
Income (loss) realized from transfer / discontinuance of intangible assets	1,502,500	(628,966)	2,131,466	339%
Other income/(expense), net	$47,057	$(796,637)	$841,694	106%

Other income (expense), net for the year ended March 31, 2020 was net other income of $0.05 million, an increase in net other income of $0.84 million from the net other expense of $0.80 million for the comparable period of the prior year. The increase in other income was primarily due to income realized from the sale of intangible assets of approximately $1.5 million during the year ended March 31, 2020, as compared to a loss of $0.6 million for the comparable period of the prior year, offset by the change in the fair value of our outstanding warrants (derivative instruments) during the year ended March 31, 2020 totaling other expense of $1.1 million, as compared to $0.2 million income for the comparable period of the prior year. Please note that the change in fair value of derivative instruments is determined in large part by the number of warrants outstanding and the change in the closing price of our Common Stock as of the end of the year, as compared to the closing price at the beginning of the year, with a strong inverse relationship between derivative revenues and increases in the closing price of our Common Stock.

As a result of the foregoing, our net loss from operations before the net benefit from sale of state net operating loss credits for the year ended March 31, 2020 was $2.2 million, compared to net loss from operations before the net benefit from sale of state net operating loss credits of $10.0 million for the comparable period of the prior year.

Net benefit from sale of state net operating loss credits

Elite Labs, a wholly owned subsidiary of Elite did not received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits during the year ended March 31, 2020 and accordingly did not sell net tax benefits during Fiscal 2020, as compared to net tax benefits sold for total proceeds of $0.7 million during the comparable period of the prior year.

Change in value of convertible preferred share mezzanine equity

There was no change in the value of our convertible preferred stock, which is included in the calculation of net income (loss) attributable to common shareholders for the years ended March 31, 2020 and March 31, 2019.

Liquidity and Capital Resources

Capital Resources

	March 31, 2020	March 31, 2019	Change
Current assets	$10,251,279	$8,856,542	$1,394,737
Current liabilities	$8,639,548	$6,906,134	$1,233,414
Working capital	$1,611,731	$1,950,408	$(338,679)

The Company considers cash and working capital balances as several of the factors the Company uses in evaluating its performance, without limitation. As of March 31, 2020, the Company had cash on hand of $1.1 million and accounts receivable to be collected within expected operating cycles of $4.1 million. The Company believes that such resources, combined with the working capital surplus of $1.6 million and the continuation of ongoing operations are sufficient to fund operations through the current operating cycle. For the year ended March 31, 2020, the Company had losses from operations totaling $2.3 million, net other income totaling $0.05 million and a net loss of $2.2 million. In addition, there were no changes in the carrying value of preferred share mezzanine equity for the year ended March 31, 2020. Please note that the Company’s other income and net loss available to common shareholders are significantly influenced by the fluctuations in the fair value of warrant derivatives, change in carry value of convertible preferred share mezzanine equity with such fair values bearing a strong inverse correlation to the market share price of the Company’s Common Stock.

Please also note that while the equity line available under the 2017 LPC Purchase Agreement had approximately $34.5 million available for purchase of shares of Common Stock, the equity line expires on July 1, 2020, pursuant to its terms and conditions, and the Company does not anticipate selling a significant amount of shares, if at all, pursuant to the 2017 LPC Purchase Agreement during the period subsequent to March 31, 2020 through the expiration of the equity line.

Our working capital (total current assets less total current liabilities) decreased by $0.4 million from $2.0 million as of March 31, 2019 to $1.6 million as of March 31, 2020, with such decrease being primarily related to the increase in receivables and inventory resulting from significantly increased manufacturing revenues and operations during the last half of Fiscal 2020, offset by a higher rate of increase in corresponding current liabilities during the same period.

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

Summary of Cash Flows:

	Years Ended March 31,
	2020	2019
Net cash used in operating activities	$(1,793,821)	$(6,792,769)
Net cash provided by (used in) investing activities	(34,953)	330,870
Net cash provided by financing activities	689,536	1,566,860

Year Ended March 31, 2020

Net cash used in operating activities for the year ended March 31, 2020 was $1.8 million, which included a net loss of $2.2 million, and net use of cash resulting from changes in operating assets and liabilities of $3.2 million. The changes in the balance of assets and liabilities include increases in account receivables of $2.8 million and decrease in deferred revenues and customer deposits of $1.2 million, which result in a net decrease in cash offset by decreases in inventory of $0.4 million, which results in a net increase in operating cash flow. The net loss of $2.2 million is offset by non-cash expenses which include, without limitation, depreciation, and amortization of $1.5 million. change in fair value of derivative financial instruments – warrants of $1.1 million and non-cash compensation of $1.0 million.

Net cash used in investing activities for the year ended March 31, 2020 was $0.03 million, which primarily resulted from cash payments made in relation to equipment purchases.

Net cash provided by financing activities for the year ended March 31, 2020 was $0.7 million. This consisted of proceeds from the sale of common stock to Lincoln Park Capital of $1.5 million, offset by $0.7 million in loan principal payments, including repayment of an NJEDA Bonds of $0.1 million.

Overall, as a result of the foregoing, the Company had a net decrease in cash of $1.1 million during the year ended March 31, 2020.

Year Ended March 31, 2019

Net cash used in operating activities for the year ended March 31, 2019 was $6.8 million, which included a net loss of $9.3 million, and net use of cash resulting from changes in operating assets and liabilities of $0.9 million. The changes in the balance of assets and liabilities include increases in account receivables of $0.5 million and decrease in deferred revenues of $1.0 million, which result in a net decrease in cash offset by decreases in inventory of $0.4 million, which results in a net increase in operating cash flow. The net loss of $9.3 million is offset by non-cash expenses which include, without limitation, depreciation and amortization of $1.3 million, non-cash compensation of $1.7 million and non-cash loss realized on the sale and discontinuance of intangible assets of $0.6 million.

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

The 2017 LPC Purchase Agreement expires on July 1, 2020, in accordance with its terms and conditions.

During the fiscal year ended March 31, 2020, the Company issued 199,181 shares of its common stock as additional commitment shares and sold 15,358,627 shares of its common stock for proceeds totaling $1,437,978.

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

Interest is payable semi-annually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a Debt Service Reserve Fund of $366,000 in relation to the Series A Notes.

Bond issue costs of $354,454 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $14,178 for the fiscal year ended March 31, 2020.

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

Cybersecurity

As of March 31, 2020, the Company had no reportable incidents of cybersecurity.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2020.

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

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts, if any. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2020, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2014 and forward, and State, 2010 and forward. The Company did not have any unrecognized tax positions for the years ended March 31, 2020 and 2019.

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

Recently Adopted Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) in February 2016 and subsequent ASUs in 2018 and 2019 (collectively referred to as “Topic 842”) on the treatment of leases, which guidance is effective for annual reporting periods beginning after December 15, 2019 and early adoption is permitted. Under Topic 842, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right-of-use, or control the use of, a specified asset for the lease term. Entities are allowed to apply Topic 842 using a modified retrospective approach either (1) retrospectively to each reporting period presented in the financial statements with the cumulative effect adjustment recognized at the beginning of the earliest comparative period; or (2) retrospectively at the beginning of the period of adoption through a cumulative-effective adjustment. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.

On April 1, 2019, the Company adopted Topic 842 using the modified retrospective basis with a cumulative-effect adjustment at the beginning of the period of adoption and therefore did not revise prior period information or disclosure. Further, the Company elected the package of practical expedients upon transition that allows the Company not to reassess the lease classification for expired and existing leases, whether initial direct costs qualify for capitalization for any expired or existing leases or whether any expired contracts are or contain leases. The adoption of ASU 2016-02 resulted in the recognition of operating leases and lease liabilities of approximately $0.6 million on the consolidated balance sheet as of April 1, 2019. The operating leases and lease liabilities relate to a real estate lease.

The impact of the adoption of Topic 842 on the accompanying consolidated balance sheet as of April 1, 2019 was as follows:

	March 31, 2019	Adoption Adjustment	April 1, 2019
Operating lease - right of use	$-	$554,088	$554,088
Deferred rent liability	$13,022	$(13,022)	$-
Lease obligation - operating lease	$-	$191,817	$191,817
Lease obligation - operating lease, net of current portion	$-	$375,293	$375,293

See additional lease disclosures in Note 9.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company adopted the guidance as of April 1, 2020 and is evaluating the effect that this update will have on its consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606. The ASU clarifies when transactions between collaborative participants are in the scope of ASC 606. The ASU also provides some guidance on presentation of transactions not in the scope of ASC 606. ASU 2018-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years. The Company adopted the guidance as of April 1, 2020 and is currently evaluating the impact the standard will have on our consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. The ASU clarifies disclosure guidance for fair value options, adds clarifications to the subsequent measurement of fair value, clarifies disclosure for depository and lending institutions, clarifies the line-of-credit or revolving-debt arrangements guidance, and the interaction of Financial Instruments - Credit Losses (Topic 326) with Leases (Topic 842) and Transfers and Servicing-Sales of Financial Assets (Subtopic 860-20). In accordance with ASU 2020-03, the Company adopted the guidance as of April 1, 2020. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is not materially impacted by the implementation of this pronouncement.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control (“COSO”). Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020, with such assessment being pursuant to the criteria set forth by COSO in Internal Control-Integrated Framework (2013). Based on our assessment, we determined that, based on those criteria, as of March 31, 2020, the Company’s internal control over financial reporting is effective.

Changes in internal control over financial reporting

During Fiscal 2020, the Company has taken significant actions to remediate the material weaknesses as described in our Annual Report on Form 10-K filed with the SEC on June 21, 2019 (the “2019 10-K”). Additional personnel were hired and independent, third party subject matter experts were engaged to assist with the documentation and evaluation of the existing control environment, identification of gaps and weaknesses in controls, as well as advise on the formulation and implementation of improved controls, testing and remediation of weaknesses identified.

Changes in controls concerning remediation of material weaknesses relating to segregation of duties:

In connection with the current year assessment, management, with the assistance of engaged subject matter experts, implemented the following in order to remediate material weaknesses relating to segregation of duties as described in the 2019 10-K:

●	Key accounting/finance personnel were hired;
●	New position in supply chain operations was created and staffed;
●	Increased utilization of software resources resulting in more effective segregation of duties;
●	Independent, third party, financial reporting experts were engaged to support the financial reporting process, providing enhancements to review and reconciliation activities during the financial statement preparation and review process.

Changes in controls concerning remediation of material weaknesses relating to the testing of controls

In connection with the current year assessment, management, with the assistance of engaged subject matter experts, implemented the following in order to remediate material weaknesses relating to the testing of controls, as described in the 2019 10-K:

●	Internal personnel, including newly hired accounting/finance and supply chain professionals were trained in the relevant controls, the testing activities and assumed the increased responsibility of performing tests, as appropriate; and,
●	Independent, third party, internal control experts were engaged to support the Company’s testing activities as well as perform selected tests, as necessary;

Changes in controls concerning remediation of material weaknesses relating to the formalizing and implementation of revised controls, policies and procedure documentation

●	Key accounting/finance and supply chain personnel were hired to assist in the formalizing and implementation of revised controls;
●	Certain personnel, key to the implementation of the control environment received additional “Open SAP” training to enhance in-house SAP knowledge, capabilities, resulting in enhanced controls being identified, formulated and implemented; and,
●	Independent, third party, internal control experts were engaged to support the Company’s formalizing and implementation of revised controls, policies and procedure documentation

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

Name	Age	Position	Director/Officer Since	Director Tier
Nasrat Hakim	59	President, Chief Executive Officer and Director	August 2013	III
Barry Dash, Ph. D.	89	Director	April 2005	II
Jeffrey Whitnell	64	Director	October 2009	III
Davis Caskey	72	Director	April 2016	I
Carter J. Ward	56	Chief Financial Officer, Secretary and Treasurer	July 2009
Douglas Plassche	57	Executive Vice President of Operations	August 2013

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

Davis Caskey

Davis Caskey has served as a Director since April 2016, and a member of the Audit Committee, the nominating Committee and the Compensation Committee since September 2016. He brings more than 40 years of pharmaceutical industry experience to this position. Mr. Caskey is currently President & CEO of Caskey LLC, which he formed in 2013 to serve as an umbrella to manage his pharmaceutical consulting and other business interests. From 1990 to 2013, Davis served as the operating officer of ECR Pharmaceuticals, of which he was a founding member. HiTech Pharmacal acquired the privately held ECR in 2009 and Mr. Caskey continued in his role until retiring in 2013. At ECR, Mr. Caskey was credited with the establishment of the company's sales and marketing structure, its product distribution format, and the development and management of the firm’s internal organization. His responsibilities included the oversight of drug development and regulatory filings, product acquisitions, and acquisition of other companies. A primary focus was to conceive and develop, with the assistance of key strategic partners, unique dosage forms and extended release formulations of products which enhance patient compliance and safety. Prior to ECR, Mr. Caskey was employed by A.H. Robins for 18 years in various field and home office management positions. His experience brings critical insight into the marketing and distribution of pharmaceutical products in a rapid and ever-changing competitive marketplace. Mr. Caskey attended the University of Texas (Austin) and Lamar University, and holds bachelor’s and master’s degrees.

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

Committees of the Board

The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating Committee.

Audit Committee

During Fiscal 2020, the members of the Audit Committee were Jeffrey Whitnell (Chairman of the Audit Committee), Dr. Barry Dash, Davis Caskey and Nasrat Hakim. We deem Messrs. Whitnell, Dash, and Caskey to be independent and Mr. Whitnell to be qualified as an audit committee financial expert. The Board of Directors has determined that Messrs. Whitnell, Dash and Caskey are independent directors as (i) defined in Rule 10A-3(b)(1)(ii) under the Exchange Act and (ii) under Sections 803A(2) and 803B(2)(a) of the NYSE American LLC Company Guide (although our securities are not listed on the NYSE American LLC or any other national exchange).

Nominating Committee

During Fiscal 2020, the members of the Nominating Committee were Nasrat Hakim (Chairman of the Nominating Committee), Dr. Barry Dash, and Davis Caskey. There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our last Annual Report on Form 10-K.

Compensation Committee

During Fiscal 2020, the members of the Compensation Committee were Dr. Barry Dash (Chairman of the Compensation Committee), Jeffrey Whitnell, Davis Caskey and Nasrat Hakim.

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

Role of the Compensation Committee

The Company formed the Compensation Committee in June 2007. Since the formation of the Compensation Committee all elements of the executives’ compensation are determined by the Compensation Committee, which currently is comprised of three independent non-employee directors, and one director who is also the Company’s Chief Scientific Officer. However, the Compensation Committee’s decisions concerning the compensation of the Company’s Chief Executive Officer are subject to ratification by the independent directors of the Board of Directors. The members of the Compensation Committee are Dr. Barry Dash (Chairman of the Compensation Committee), Jeffrey Whitnell, Davis Caskey and Nasrat Hakim. The Committee operates pursuant to a charter. Under the Compensation Committee charter, the Compensation Committee has authority to retain compensation consultants, outside counsel, and other advisors that the committee deems appropriate, in its sole discretion, to assist it in discharging its duties, and to approve the terms of retention and fees to be paid to such consultants. The Compensation Committee did not engage any advisors.

Named Executive Officers

The named executive officers for the fiscal year ended March 31, 2020 were:

●	Nasrat Hakim, Chief Executive Officer, and President for the full year;

●	Carter J. Ward, Chief Financial Officer, Secretary, and Treasurer for the full year;

●	Douglas Plassche, Executive Vice President for the full year.

These individuals are referred to collectively as the “Named Executive Officers”.

We also had one key employee during the fiscal year ended March 31, 2020 - George Kenneth Smith.

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

Retirement and Deferred Compensation Benefits

We do not presently provide the Named Executive Officers with a defined benefit pension plan or any supplemental executive retirement plans, nor do we provide the Named Executive Officers with retiree health benefits. We have adopted a deferred compensation plan under Section 401(k) of the Code. The plan provides for employees to defer compensation on a pre-tax basis subject to certain limits, however, Elite does not provide a matching contribution to its participants.

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

On April 1, 2020, Mr. Ward’s compensation was adjusted to include a total compensation of $200,529, consisting of $170,529 being paid in accordance with the Company’s payroll practices and $30,000 being paid by the issuance of restricted shares of Common Stock in lieu of cash.

Mr. Ward’s rate of compensation has not changed since April 1, 2020.

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

On June 21, 2019, Mr. Plassche entered into a retention agreement with the Company (the “Plassche Retention Agreement”), pursuant to which Mr. Plassche will be entitled to a lump sum retention payment of $253,552 at any time after June 30, 2021, provided Mr. Plassche remains continuously employed by the Company through such date. In addition, Mr. Plassche is due a one-time $30,000 relocation payment and a guaranteed annual bonus of $75,000 pursuant to the Plassche Retention Agreement.

On April 1, 2020, Mr. Plassche’s compensation was adjusted to include a total base compensation of $272,530, consisting of $247,530 being paid in accordance with the Company’s payroll practices and $25,000 being paid by the issuance of restricted shares of Common Stock in lieu of cash.

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

Options Exercised and Stock Vested

No options have been exercised by our Named Executive Officers during the 2020 Fiscal Year.

There was no vesting during Fiscal 2020 of options to purchase Common Stock that were issued to Named Executive Officers in prior periods.

Pension Benefits

We do not provide pension benefits to the Named Executive Officers.

Nonqualified Deferred Compensation

We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax qualified.

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

Compensation of named executive officers:

Name and Principal Position	Fiscal Year		Salary (1) ($)		Bonus (1) ($)		Option Awards (1) ($)	All Other Compensation (1) ($)		Total ($)
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors
	2020	(1)	500,000	(2)	500,000	(3)	—	78,000	(4)	1,078,000
	2019	(1)	500,000	(2)	500,000	(3)	—	48,000	(4)	1,048,000

Carter J. Ward, Chief Financial Officer
	2020	(1)	192,816	(5)	30,000	(6)	—	—		222,816
	2019	(1)	192,816	(5)	-		—	—		192,816

Douglas Plassche, Executive Vice President
	2020	(1)	253,552	(7)	75,000	(8)	—	36,000	(11)	259,552
	2019	(1)	253,552	(7)	75,000	(8)	—	6,000	(9)	334,552

George Kenneth Smith, Vice President
	2020	(1)	412,000	(10)	—		—	—		412,000
	2019	(1)	412,000	(10)	—		—	—		412,000

(1)	Represents amounts paid or accrued for the fiscal years ended March 31, 2020 and 2019, respectively.
(2)	Represents total salaries paid or accrued to Mr. Hakim pursuant to the Hakim Employment Agreement, with such amounts to be paid via the issuance of Common Stock in lieu of cash.
No shares of Common Stock have been issued to Mr. Hakim in payment of salaries due for Fiscal 2020. A total of 6,305,856 shares of Common Stock are due and owing to Mr. Hakim in payment of salaries earned by during Fiscal 2020. A total of 5,473,559 shares of Common Stock are due and owing to Mr. Hakim in payment of salaries earned by Mr. Hakim during Fiscal 2019. In aggregate, a total of $1,625,000 is accrued, due and owing to Mr. Hakim for salaries earned during Fiscal 2020, Fiscal 2019 and the twenty-four months ended March 31, 2018, but not paid. This amount is to be paid via the issuance of 16,954,026 shares of Common Stock, with the date of such issuance of shares of Common Stock being undetermined.

(3)	Represents bonuses paid or accrued to Mr. Hakim pursuant to the Hakim Employment Agreement.

A total of $125,000 of bonus earned by Mr. Hakim during Fiscal 2020 was paid in accordance with the Company’s payroll practices. A total of $375,000 of bonus earned by Mr. Hakim during Fiscal was accrued and is owing to Mr. Hakim.

Mr. Hakim was also paid $125,000 during Fiscal 2020 for bonuses earned and accrued during the twelve months ended March 31, 2017, with such amount being paid in accordance with the Company’s payroll practices.

As of March 31, 2020, Mr. Hakim is owed an additional $1,000,000 in bonus earned during the twenty-four-month period ending March 31, 2019. Pursuant to the Hakim Employment Agreement, these bonuses are to be paid in accordance with the Company’s payroll practices.

(4)	Represents amounts paid for auto and housing allowances.
(5)	Represents salaries earned by Mr. Ward pursuant to the Ward Employment Agreement.

Fiscal 2020 salaries consist of $162,816 being paid in accordance with the Company’s payroll practices and $30,000 being accrued, due and owing to be paid via the issuance of 378,362 shares of Common Stock.

Fiscal 2019 salaries consist of $162,816 being paid in accordance with the Company’s payroll practices and $30,000 being accrued, due and owing to be paid via the issuance of 328,414 shares of Common Stock.

In aggregate, salaries totaling $67,500 are accrued, due and owing to Mr. Ward for salaries earned and not paid during Fiscal 2020, Fiscal 2019 and the twelve month period ended March 31, 2018, with such accrued amount to be paid via the issuance of 775,171 shares of Common Stock, with the date of such issuance of shares of Common Stock being undetermined.

(6)	Discretionary cash bonuses awarded by the Chief Executive Officer which was accrued and owing as of March 31, 2020 and paid during April 2020 in accordance with the Company’s payroll practices
(7)	Represents salaries earned by Mr. Plassche pursuant to the Plassche Employment Agreement.

Fiscal 2020 salaries consist of $228,552 being paid in accordance with the Company’s payroll practices and $25,000 being accrued, due and owing and to be paid via the issuance of 315,302 shares of Common Stock. Fiscal 2019 salaries consist of $228,552 being paid in accordance with the Company’s payroll practices and $25,000 being accrued, due and owing and to be paid via the issuance of 276,678 shares of Common Stock.

In aggregate, salaries totaling $56,250 are accrued, due and owing to Mr. Plassche for salaries earned and not paid during Fiscal 2020, Fiscal 2019, and the twelve month period ended March 31, 2018, with such accrued amount to be paid via the issuance of 645,976 shares of Common Stock, with the date of such issuance of shares of Common Stock being undetermined.

(8)	Cash bonuses paid pursuant to the Plassche Employment Agreement
Bonus awarded during Fiscal 2020 was accrued as of March 31, 2020 and paid in April 2020 in accordance with the Company’s payroll practices.
Bonus awarded during Fiscal 2019 was accrued as of March 31, 2019 and paid in April 2019 in accordance with the Company’s payroll practices.
(9)	Represents amounts paid for auto allowances
(10)	Represents salaries earned by Mr. Smith pursuant to the Smith Employment Agreement.

Fiscal 2020 salaries consist of $162,000 being paid in accordance with the Company’s payroll practices and $250,000 being accrued, due and owing and to paid via the issuance of 3,153,020 shares of Common Stock. Fiscal 2019 salaries consist of $162,000 being paid in accordance with the Company’s payroll practices and $250,000 being accrued, due and owing and to be paid via the issuance of 2,736,780 shares of Common Stock.

In aggregate, salaries totaling $562,500 are accrued, due and owing to Mr. Smith for salaries earned and not paid during Fiscal 2020, Fiscal 2019, and the twelve month period ended March 31, 2018, with such accrued amount to be paid via the issuance of 6,459,757 shares of Common Stock, with the date of such issuance of shares of Common Stock being undetermined.

(11)	Consists of auto allowances of $6,000 paid to Mr. Plassche during Fiscal 2020 and $30,000 relocation reimbursement due and owing to Mr. Plassche, pursuant to the Plassche Retention Agreement.

Outstanding Equity Awards at March 31, 2020

Name	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Options Exercise Price ($)	Option Expiration Date
Carter Ward	150,000	-	-	0.12	6/19/2022
Douglas Plassche	3,000,000	-	-	0.07	7/23/2023
George Kenneth Smith	1,500,000	-	-	0.29	10/20/2024

The following table sets forth information concerning director compensation for the year ended March 31, 2020:

Name	Fees Earned or Paid In Cash (1) ($)		Stock Awards (1) ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Barry Dash	10,000	(2)	20,000	(3)	-	-	-	-	30,000
Jeffrey Whitnell	10,000	(2)	20,000	(3)	-	-	-	-	30,000
Davis Caskey	10,000	(2)	20,000	(3)	-	-	-	-	30,000

(1)	Please refer to the section below titled “Director Fee Compensation” for details on the Company’s director fee compensation policy.
(2)

Amounts represent Director fees earned during the fiscal year ended March 31, 2020 which are to be paid in cash. These fees were accrued and unpaid as of March 31, 2020, with a payment date being undetermined. In aggregate, Directors fees totaling $67,500 ($22,500 for each of the Company’s three non-employee Directors) is accrued, due and owing for Director fees earned during Fiscal 2020, Fiscal 2019 and the twelve month period ended March 31, 2018. This amount is to be paid in cash, with the date of such payment being undetermined.

(3)	Director fees earned during the fiscal year ended March 31, 2020 which are to be paid via the issuance of an aggregate of 756,725 shares of Common Stock, with Dr. Dash, Mr. Whitnell and Mr. Caskey each receiving 252,242 shares of Common Stock. In aggregated, a total of 1,550,342 shares of Common Stock is accrued, due and owing as of March 31, 2018 (with each of Company’s three non-employee Directors being owed 516,781 shares of this aggregate total) for Director fees earned during Fiscal 2020, Fiscal 2019 and the twelve month period ended March 31, 2018. Payment of this amount due via share issuance will be made at an undetermined date

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

Members of the Board of Directors during the fiscal years ended March 31, 2020 and March 31, 2019 did not receive any options or equity compensation for serving as directors other than shares of Common Stock earned in lieu of cash in relation to Director fees due.

Other

The Company’s Articles of Incorporation provide for the indemnification of each of the Company’s directors to the fullest extent permitted under Nevada General Corporation Law.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 23, 2020 (except as otherwise indicated), regarding beneficial ownership of our Common Stock and our Series J Preferred Stock by (i) each person who is known by us to own beneficially more than 5% of each such class, (ii) each of our directors, (iii) each of our executive officers and (iv) all our directors and executive officers as a group. As of June 23, 2020, we had 840,404,367 million shares of Common Stock outstanding (exclusive of 0.1 million treasury shares) and 24.0344 shares of Series J Preferred Stock outstanding. On any matter presented to the holders of our Common Stock for their action or consideration at any meeting of our Shareholders, each share of Common Stock entitles the holder to one vote and each share of Series J Preferred Stock entitles the holder to the number of votes equal to the number of shares of Common Stock into which such share of Series J Preferred Stock is convertible (6,574,631 shares of Common Stock per whole share of Series J Preferred Stock).

As used in the table below and elsewhere in this report, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following June 23, 2020. Except as otherwise indicated, the Shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

	Amount and Nature of Beneficial Ownership				Percent (%) of Voting
Name and Address of Beneficial Owner of Common Stock	Common Stock		Series J Preferred Stock		Securities Beneficially Owned (11)
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors*	107,760,381	(1)	24.03443452410	(2)	24.7%

Barry Dash, Director*	1,932,792	(3)			**	%

Jeffrey Whitnell, Director*	1,884,257	(4)			**	%

Davis Caskey, Director*	746,673	(5)			**	%

Carter J. Ward, Chief Financial Officer *	4,697,089	(6)			**	%

Douglas Plassche, Executive Vice President *	4,133,572	(7)			**	%

Ashok Nigalaye, Former Director	50,265,539	(8)			4.7%

All Directors and Officers as a group	121,154,764	(9)	24.03443452410	(2)	25.9%

*	The address is c/o Elite Pharmaceuticals Inc., 165 Ludlow Avenue, Northvale, NJ 07647.
**	Less than 1%

(1)	Includes 11,797,561 shares of Common Stock held and 16,954,159 shares of Common Stock due and owing to Mr. Hakim as of March 31, 2020 (the latest practicable date) for compensation earned pursuant to Mr. Hakim’s employment agreement with the Company and 79,008,661 shares of Common Stock issuable upon exercise of the Series J Warrants.
(2)	Series J Preferred Stock has an aggregate of 158,017,321 voting rights.
(3)	Includes 1,416,011 shares of Common Stock held and 516,781 shares of Common Stock due and owing to Dr. Dash as of March 31, 2020 (the latest practicable date) for Directors fees accrued as of such date.
(4)	Includes 1,367,476 shares of Common Stock held and 516,781 shares of Common Stock due and owing to Mr. Whitnell as of March 31, 2020 (the latest practicable date) for Directors fees accrued as of such date.

(5)	Includes 229,892 shares of Common Stock held and 516,781 shares of Common Stock due and owing to Mr. Caskey as of March 31, 2020 (the latest practicable date) Date for Directors fees accrued as of such date.
(6)	Includes 3,771,919 shares of Common Stock held and 775,170 shares of Common Stock due and owing to Mr. Ward as of March 31, 2020 (the latest practicable date) for salaries earned pursuant to Mr. Ward’s employment agreement with the Company, and vested options to purchase 150,000 shares of Common Stock.
(7)	Includes 487,596 shares of Common Stock held 645,976 shares of Common Stock due and owing to Mr. Plassche as of March 31, 2020 (the latest practicable date) for salaries earned pursuant to Mr. Plassche’s employment agreement with the Company, and vested options to purchase 3,000,000 shares of Common Stock.
(8)	Dr. Nigalaye resigned on June 5, 2015. Address is c/o Granulation Technology Inc. 12 Industrial Road, Fairfield, NJ 07004. Includes 50,265,539 shares of Common Stock held with the Company’s transfer agent in account(s) that is (are) beneficially owned by Dr. Nigalaye.
(9)	Relates only to current directors and officers. Includes 19,070,455 shares of Common Stock held, 19,925,648 shares of Common Stock due and owing as of June 23, 2020 for director’s fees and salaries accrued as of such date, vested options to purchase 3,150,000 shares of Common Stock, and warrants to purchase 79,008,661 shares of Common Stock.
(10)	The denominator includes 158,017,321 votes attributable to the outstanding Series J Preferred Stock. Accordingly, the percentage of Common Stock beneficially owned by each Owner listed in the table other than Mr. Hakim is slightly greater than the percentage listed in this column.

Series J Preferred

Each share of Series J Preferred has a stated value of $1,000,000 (the “Stated Value”). Commencing on the earlier of four years from the date of issuance of the Series J Preferred or the date that shareholder approval of an increase in the authorized shares of common stock is obtained (the “Shareholder Approval”) and the requisite corporate action has been effected, each share of Series J Preferred is convertible into shares of Company Common Stock at a rate calculated by dividing the Stated Value by $0.1521 (the “Conversion Price”) (prior to any adjustment, 6,574,622 shares of Common Stock per whole share of Series J Preferred). Shareholder Approval was obtained, so the Series J Preferred is now convertible. Subject to certain exceptions, the Conversion Price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then Conversion Price. The Conversion price also is adjustable upon the happening of certain customary events such as stock dividends and splits, pro rata distributions and fundamental transactions.

Holders of Series J Preferred vote, along with the holders of Common Stock, on any matter presented to the shareholders. Each holder of Series J Preferred is entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series J Preferred held by such holder are convertible.

The Series J Preferred ranks senior to the Common Stock with respect to the payment of dividends. So long as any shares of Series J Preferred remain outstanding, the Company cannot declare, pay, or set aside any dividends on shares of any other of its capital stock, unless the holders receive, a dividend on each outstanding share of Series J Preferred in an amount equal to the dividend the holders would have been entitled to receive upon conversion, in full, of the shares of Series J Preferred.

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

Series J Warrants

The Series J Warrants are exercisable for a period of 10 years from the date of issuance. The initial exercise price is $0.1521 per share and the Warrants can be exercised for cash or on a cashless basis. The exercise price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then exercise price. The Warrants provide for other standard adjustments upon the happening of certain customary events.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Related Person Transactions

In May 2020, SunGen, under an asset purchase agreement, assigned its rights and obligations under the SunGen Agreement for Amphetamine IR and Amphetamine ER to Mikah Pharmaceuticals. The ANDAs for Amphetamine IR and Amphetamine ER are now registered under Elite’s name. Mikah will now be Elite’s partner with respect to Amphetamine IR and ER and will assume all the rights and obligations for these products from SunGen. Mikah Pharmaceuticals was founded in 2009 by Nasrat Hakim.

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

	Fiscal 2020	Fiscal 2019
Audit Fees	$120,000	$122,000
Audit-Related Fees	—	1,850
Tax Fees	8,000	7,000

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

The Audit Committee has determined that Buchbinder’s rendering of these audit-related services was compatible with maintaining auditor’s independence. The Board of Directors considered Buchbinder to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in Fiscal 2020.

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

(2) The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

3.1(c)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(d)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

3.1(e)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.

3.1(f)	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2020 and filed with the SEC on June 24, 2020.

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 23, 2020 and filed with the SEC on April 23, 2020.

4.1	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.2	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.3	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.4	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.5	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.

4.6	Description of Common Stock.*

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.6	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.10	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.11	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.12	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.13	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.14	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.15	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.16	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.17	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.18	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A, dated August 1, 2013 and filed with the SEC on August 30, 2018. (Confidential Treatment granted with respect to portions of the Agreement).

10.19	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.20	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.21	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.22	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.23	February 7, 2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.24	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.25	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.26	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.27	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on July 11, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.28	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.

10.29	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.30	Purchase Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.31	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.32	April 28, 2017 Exchange Agreement between the Company and Nasrat Hakim, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28. 2017.

10.33	May 2017 Trimipramine Acquisition Agreement from Mikah Pharma, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.34	May 2017 Secured Promissory Note from the Company to Mikah Pharma, incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.35	May 2017 Security Agreement between the Company to Mikah Pharma, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.36	May 2017 Assignment of Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.37	May 2017 Assignment of Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.38	Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.39	Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.40	Master Development and License Agreement For Products Between Elite Pharmaceuticals, Inc. And SunGen dated July 6, 2017, incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.41	First Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.42	Second Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.43	May 22, 2018 License, Manufacturing and Supply Agreement with Glenmark Pharmaceuticals Inc. USA, incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and filed with the SEC on June 14, 2018. (Confidential treatment granted with respect to portions of the Agreement).

10.44	August 1, 2018 Amendment to the Glenmark Pharmaceuticals Inc. USA License, Supply and Distribution Agreement, incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.45	License, Supply And Distribution Agreement effective March 6, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.46	License, Supply and Distribution Agreement effective April 9, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.47	License, Supply and Distribution Agreement effective March 6, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.48	Development Agreement effective December 3, 2018 by and between Mikah Pharma LLC and Elite Laboratories, Inc., incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.49	Asset Purchase Agreement dated November 13, 2019 by and between the Company and Nostrum Laboratories Inc. , incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020.

10.50	January 2, 2020 Amendment to the Glenmark Pharmaceuticals Inc. USA License, Supply and Distribution Agreement, incorporated by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.51	Asset Purchase Agreement executed January 16, 2020 by and between the Company and Nostrum Laboratories Inc., incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020.

10.52	Employment Agreement with Douglas Plassche *

10.53	June 21, 2019 Retention Agreement with Douglas Plassche.*

10.54

July 29, 2019 Amendment To The License, Supply And Distribution Agreement Between Elite Pharmaceuticals, Inc./Elite Laboratories, Inc. And Lannett Company, Inc. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).*

21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K, for the period ended March 31, 2019 and filed with the SEC on June 21, 2019.

23.1	Consent of Buchbinder Tunick & Company LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

ITEM 16 FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer

Dated: June 29, 2020

By:	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer

Dated: June 29, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nasrat Hakim	Chief Executive Officer, President and Chairman of the Board of Directors	June 29, 2020

/s/ Carter J. Ward	Chief Financial Officer, Treasurer, Secretary	June 29, 2020

/s/ Barry Dash	Director	June 29, 2020

/s/ Jeffrey Whitnell	Director	June 29, 2020

/s/ Davis Caskey	Director	June 29, 2020

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Elite Pharmaceuticals, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. and Subsidiary (the Company) as of March 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ Equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Buchbinder & Tunick Company LLP

Buchbinder & Tunick Company LLP

We have served as the Company’s auditor since 2010.

Little Falls, New Jersey 07424

June 29, 2020

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	March 31, 2020	March 31, 2019
ASSETS
Current assets:
Cash	$1,131,728	$2,277,643
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	4,106,846	1,321,805
Inventory	4,142,472	4,515,723
Prepaid expenses and other current assets	870,233	741,371
Total current assets	10,251,279	8,856,542

Property and equipment, net of accumulated depreciation of $10,957,334 and $9,651,718, respectively	7,227,648	8,443,849

Intangible assets, net of accumulated amortization of $-0-, respectively	6,634,035	6,634,035

Operating lease – right-of-use asset	363,282	-

Other assets:
Restricted cash - debt service for NJEDA bonds	404,802	398,125
Security deposits	75,534	69,383
Total other assets	480,336	467,508

Total assets	$24,956,580	$24,401,934

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,577,860	$1,375,347
Accrued expenses	4,821,132	3,713,601
Deferred revenue, current portion	180,000	1,013,333
Bonds payable, current portion, net of bond issuance costs	90,822	80,822
Loans payable, current portion	561,550	573,029
Lease obligation - operating lease, current portion	208,184	-
Customer deposits	-	150,000
Senior secured promissory note - related party, current portion	1,200,000	-
Total current liabilities	8,639,548	6,906,132

Long-term liabilities:
Deferred revenue, net of current portion	58,891	238,890
Bonds payable, net of current portion and bond issuance costs	1,336,489	1,427,315
Senior secured promissory note - related party, net of current portion	-	1,200,000
Loans payable, net of current portion	463,902	699,269
Lease obligation - operating lease, net of current portion	167,109	-
Derivative financial instruments - warrants	3,599,378	2,487,830
Other long-term liabilities	35,442	46,402
Total long-term liabilities	5,661,211	6,099,706

Total liabilities	14,300,759	13,005,838

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(continued)

	March 31, 2020	March 31, 2019
Mezzanine equity

Series J convertible preferred stock; par value $0.01; 50 shares authorized, 24.0344 issued and outstanding as of March 31, 2019	-	13,903,960

Shareholders’ equity (deficit):
Series J convertible preferred stock; par value of $0.01 50 shares authorized; 24.0344 issued and outstanding as of March 31, 2020	13,903,960	-
Common stock; par value $0.001; 1,445,000,000 shares authorized, 840,504,367 shares issued and 840,404,367 outstanding as of March 31, 2020; 995,000,000 shares authorized; 824,946,559 shares issued and 824,846,559 outstanding as of March 31, 2019	840,507	824,949
Additional paid-in capital	150,264,605	148,780,087
Treasury stock; 100,000 shares as of March 31, 2020 and March 31, 2019; at cost	(306,841)	(306,841)
Accumulated deficit	(154,046,410)	(151,806,059)
Total shareholders’ equity (deficit)	10,655,821	(2,507,864)
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$24,956,580	$24,401,934

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	Years Ended March 31,
	2020	2019
Manufacturing fees	$14,526,048	$5,387,696,
Licensing fees	3,468,591	2,180,812
Total revenue	17,994,639	7,568,508
Cost of revenue	10,015,855	4,700,978
Gross profit	7,978,784	2,867,530

Operating expenses:
Research and development	5,532,462	7,599,820
General and administrative	3,349,837	3,083,546
Non-cash compensation through issuance of stock options	62,098	136,369
Depreciation and amortization	1,319,795	1,206,495
Total operating expenses	10,264,192	12,026,230

Loss from operations	(2,285,408)	(9,158,700)

Other income (expense):
Interest expense	(355,874)	(369,173)
Change in fair value of derivative instruments - warrants	(1,111,548)	180,041
Interest income	11,979	21,461
Gain (loss) realized from transfer/discontinuance of intangible assets	1,502,500	(628,966)
Other income (expense), net	47,057	(796,637)

Loss from operations before income taxes	(2,238,351)	(9,955,337)

Income tax provision	(2,000)	-

Net benefit from sale of state net operating loss credits	-	676,016

Net loss attributable to common shareholders	$(2,240,351)	$(9,279,321)

Basic net loss per share attributable to common shareholders	$(0.00)	$(0.01)

Diluted net loss per share attributable to common shareholders	$(0.00)	$(0.01)

Basic weighted average Common Stock outstanding	832,326,965	814,172,891

Diluted weighted average Common Stock outstanding	993,260,953	816,312,992

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(AUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance as of March 31, 2018	-	$-	802,626,761	$802,629	$146,602,502	100,000	$(306,841)	$(142,526,738)	$4,571,552

Net loss	-	-	-	-	-	-	-	(9,279,321)	(9,279,321)

Common Stock sold pursuant to the Lincoln Park purchase agreement	-	-	22,033,967	22,034	2,041,502	-	-	-	2,063,536

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	-	-	285,831	286	28,444	-	-	-	28,730

Costs associated with raising capital	-	-	-	-	(28,730)	-	-	-	(28,730)

Non-cash compensation through the issuance of employee stock options	-	-	-	-	136,369	-	-	-	136,369

Balance at March 31, 2019	-	$-	824,946,559	$824,949	$148,780,087	100,000	$(306,841)	$(151,806,059)	$(2,507,864)

Net loss	-	-	-	-	-	-	-	(2,240,351)	(2,240,351)

Common Stock sold pursuant to the Lincoln Park purchase agreement	-	-	15,358,627	15,359	1,422,619	-	-	-	1,437,978

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	-	-	199,181	199	20,111	-	-	-	20,310

Costs associated with raising capital	-	-	-	-	(20,310)	-	-	-	(20,310)

Non-cash compensation through the issuance of employee stock options	-	-	-	-	62,098	-	-	-	62,098

Reclassification of mezzanine equity to permanent equity	24	13,903,960							13,903,960

Balance at March 31, 2020	24	$13,903,960	840,504,367	$840,507	$150,264,605	100,000	$(306,841)	$(154,046,410)	$10,655,821

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	Years Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,240,351)	$(9,279,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,319,795	1,256,917
Amortization of operating leases – right-of-use assets	190,806	-
Change in fair value of derivative financial instruments - warrants	1,111,548	(180,042)
Non-cash compensation accrued	966,655	1,581,250
Non-cash compensation through the issuance of employee stock options	62,098	136,369
Non-cash rent expense and lease accretion	2,081	5,254
Non-cash loss on sale and discontinuance of intangible assets	-	628,966
Change in operating assets and liabilities:
Accounts receivable	(2,785,041)	(545,926)
Inventory	373,251	382,278
Prepaid expenses and other current assets	216,091	(23,826)
Accounts payable, accrued expenses and other current liabilities	344,395	61,002
Deferred revenue and customer deposits	(1,163,332)	(863,333)
Lease obligations - operating leases	(191,817)	-
Net cash used in operating activities	(1,793,821)	(6,792,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,953)	(19,130)
Proceeds from sale of intangible assets	-	350,000
Net cash (used in) provided by investing activities	(34,953)	330,870

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock	1,437,978	2,063,536
Payment of bond principal	(95,000)	(90,000)
Other loan payments	(653,442)	(406,681)
Net cash provided by financing activities	689,536	1,566,855

Net change in cash and restricted cash	(1,139,238)	(4,895,035)

Cash and restricted cash, beginning of year	2,675,768	7,570,803

Cash and restricted cash, end of year	$1,536,530	$2,675,768

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$240,785	$226,455
Financing of equipment purchases and insurance renewal	$54,462	$686,968
Commitment shares issued to Lincoln Park Capital	$20,310	$28,729
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$554,088	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Elite Pharmaceuticals, Inc. (the “Company” or “Elite”) was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary Elite Laboratories, Inc. (“Elite Labs”) which was incorporated on August 23, 1990 under the laws of the State of Delaware. On January 5, 2012, Elite Pharmaceuticals was reincorporated under the laws of the State of Nevada. Elite Labs engages primarily in researching, developing, manufacturing and licensing generic, oral dose pharmaceuticals and proprietary orally administered, controlled-release drug delivery systems. The Company is equipped to manufacture immediate release and controlled-release products on a contract basis for third parties and itself, if and when the products are approved. These products include drugs that cover therapeutic areas that include, without limitation, pain, allergy, bariatric and infection. Research and development activities are done so with an objective of developing products that will secure marketing approvals from the United States Food and Drug Administration (“FDA”), and thereafter, commercially exploiting such products.

Principles of Consolidation

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-K and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nature of goods and services

The following is a description of the Company’s goods and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each, as applicable:

a) Manufacturing Fees

The Company manufacturers immediate-release and controlled release generic pharmaceutical products for which required FDA approvals have been received and are owned by the Company. These products are either sold directly by the Company, under its own label, or are sold under licenses granted to a third party, under a third-party label. Please note that while the Company is equipped to manufacture immediate-release and controlled release generic pharmaceutical which are owned by third parties, on a contract basis, it did not engage in any such contract manufacturing activities during the periods within the scope of these financial statements.

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

b) License Fees

The Company enters into licensing and development agreements, which may include multiple revenue generating activities, including milestone payments, licensing fees, product sales and services. The Company analyzes each element of its licensing and development agreements in accordance with ASC 606 to determine appropriate revenue recognition. The terms of the license agreement may include payment to the Company of licensing fees, non-refundable upfront license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2020.

In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the customer’s products occurs.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Year Ended March 31,
	2020	2019
NDA:
Licensing fees	$1,000,000	$1,000,000
Total NDA revenue	1,000,000	1,000,000
ANDA:
Manufacturing fees	$14,526,048	$5,387,696
Licensing fees	2,468,591	1,180,812
Total ANDA revenue	16,994,639	6,568,508
Total revenue	$17,994,639	$7,568,508

Collaborative Arrangements

Contracts are considered to be collaborative arrangements when they satisfy the following criteria defined in ASC 808, Collaborative Arrangements:

●	The parties to the contract must actively participate in the joint operating activity; and,
●	The joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful.

The Company entered into a sales and distribution licensing agreement with Epic Pharma LLC, (“Epic”) dated June 4, 2015 (the “2015 Epic License Agreement”), which has been determined to satisfy the criteria for consideration as a collaborative agreement, and is accounted for accordingly, in accordance with GAAP. The 2015 Epic License Agreement expired on June 4, 2020 without renewal.

The Company entered into a Master Development and License Agreement with SunGen Pharma LLC dated August 24, 2016 (the “SunGen Agreement”), which has been determined to satisfy the criteria for consideration as a collaborative agreement, and is accounted for accordingly, in accordance with GAAP. On April 3, 2020, Elite and SunGen mutually agreed to discontinue any further joint product development activities.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Restricted Cash

As of March 31, 2020, and March 31, 2019, the Company had $404,802 and $398,125 of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

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

As of March 31, 2020, the Company did not identify any indicators of impairment.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Please also see Note 4 for further details on intangible assets.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2020, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2015 and forward, and State, 2011 and forward. The Company did not record unrecognized tax positions for the years ended March 31, 2020 and 2019.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is the computation of loss per share applicable to common shareholders for the periods indicated:

	Years Ended March 31,
	2020	2019
Numerator
Net loss attributable to common shareholders – basic	$(2,240,351)	$(9,279,320)
Effect of dilutive instrument on net loss	1,111,548	(180,042)
Net loss attributable to common shareholders - diluted	$(1,128,803)	$(9,459,362)

Denominator
Weighted average shares of common stock outstanding - basic	832,326,965	814,172,891

Dilutive effect of stock options, warrants and convertible securities	160,933,988	2,140,101

Weighted average shares of common stock outstanding – diluted	993,260,953	816,312,992

Net loss per share attributable to common shareholders
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
March 31 2020
Liabilities
Derivative financial instruments – warrants	$3,599,378	$-	$-	$3,599,378

March 31, 2019
Liabilities
Derivative financial instruments – warrants	$2,487,830	$-	$-	$2,487,830

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

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (ASC 842) in February 2016 and subsequent ASUs in 2018 and 2019 (collectively referred to as “ASC 842”) on the treatment of leases, which guidance is effective for annual reporting periods beginning after December 15, 2019 and early adoption is permitted. Under ASC 842, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right-of-use, or control the use of, a specified asset for the lease term. Entities are allowed to apply ASC 842 using a modified retrospective approach either (1) retrospectively to each reporting period presented in the financial statements with the cumulative effect adjustment recognized at the beginning of the earliest comparative period; or (2) retrospectively at the beginning of the period of adoption through a cumulative-effective adjustment. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2019, the Company adopted ASC 842 using the modified retrospective basis with a cumulative-effect adjustment at the beginning of the period of adoption and therefore did not revise prior period information or disclosure. Further, the Company elected the package of practical expedients upon transition that allows the Company not to reassess the lease classification for expired and existing leases, whether initial direct costs qualify for capitalization for any expired or existing leases or whether any expired contracts are or contain leases. The adoption of ASU 2016-02 resulted in the recognition of operating leases and lease liabilities of approximately $0.6 million on the consolidated balance sheet as of April 1, 2019. The operating leases and lease liabilities relate to a real estate lease.

The impact of the adoption of ASC 842 on the accompanying consolidated balance sheet as of April 1, 2019 was as follows:

	March 31, 2019	Adoption Adjustment	April 1, 2019
Operating lease - right of use	$-	$554,088	$554,088
Deferred rent liability	$13,022	$(13,022)	$-
Lease obligation - operating lease	$-	$191,817	$191,817
Lease obligation - operating lease, net of current portion	$-	$375,293	$375,293

See additional lease disclosures in Note 9.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effect that this update will have on its consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (ASC 808), Clarifying the Interaction between ASC 808 and ASC 606 (“ASU 2018-18”). The ASU clarifies when transactions between collaborative participants are in the scope of ASC 606. The ASU also provides some guidance on presentation of transactions not in the scope of ASC 606. ASU 2018-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years. The Company is not materially impacted by the implementation of this pronouncement.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. The ASU clarifies disclosure guidance for fair value options, adds clarifications to the subsequent measurement of fair value, clarifies disclosure for depository and lending institutions, clarifies the line-of-credit or revolving-debt arrangements guidance, and the interaction of Financial Instruments - Credit Losses (ASC 326) with Leases (ASC 842) and Transfers and Servicing-Sales of Financial Assets (ASC 860-20). The Company is not materially impacted by the implementation of this pronouncement.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is not materially impacted by the implementation of this pronouncement.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. INVENTORY

Inventory consisted of the following:

	March 31, 2020	March 31, 2019
Finished goods	$138,981	$575,699
Work-in-progress	677,824	189,069
Raw materials	3,325,667	3,750,955
	4,142,472	4,515,723
Less: Inventory reserve	-	-
	$4,142,472	$4,515,723

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2020	March 31, 2019
Land, building and improvements	$5,260,524	$5,260,523
Laboratory, manufacturing, warehouse and transportation equipment	12,167,754	12,078,340
Office equipment and software	373,601	373,601
Furniture and fixtures	383,103	383,103
	18,184,982	18,095,567
Less: Accumulated depreciation	(10,957,334)	(9,651,718)
	$7,227,648	$8,443,849

Depreciation expense was $1,305,616 and $1,242,739 for the years ended March 31, 2020 and 2019, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	March 31, 2020
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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following ANDA’s, with an aggregate carrying amount of $291,491 were discontinued during Fiscal 2019:

●	40227 – Phentermine 30mg capsules
●	40448 – Phentermine 30mg capsules
●	40460 – Phentermine 15mg capsules

The following ANDA’s, with an aggregate carrying amount of $787,475 were transferred to Epic Pharma for cash consideration totaling $450,000 during Fiscal 2019:

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

The aggregate carrying amount of the four ANDAs discontinued or transferred during Fiscal 2020 was $0 and the aggregate cash consideration received in relation to the transfer of ANDAs was $1,502,500, resulting in a realized gain on transfer/discontinuance of intangible assets of $1,502,500.

The aggregate carrying amount of the six ANDAs discontinued or transferred during Fiscal 2019 was $1,078,966 and the aggregate cash consideration received in relation to the transfer of ANDAs was $450,000, resulting in a realized loss on transfer/discontinuance of intangible assets of $628,966.

NOTE 5. NJEDA BONDS

During August 2005, the Company refinanced a bond issue occurring in 1999 through the issuance of Series A and B Notes tax-exempt bonds (the “NJEDA Bonds” and/or “Bonds”). During July 2014, the Company retired all outstanding Series B Notes, at par, along with all accrued interest due and owed.

In relation to the Series A Notes, the Company is required to maintain a debt service reserve. The debt service reserve is classified as restricted cash on the accompanying audited consolidated balance sheets. The NJEDA Bonds require the Company to make an annual principal payment on September 1st based on the amount specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal. The annual interest rate on the Series A Note is 6.5%. The NJEDA Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced bonds.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s bonds payable liability:

	March 31, 2020	March 31, 2019
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,575,000	$1,670,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(105,000)	(95,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,470,000	$1,575,000

Bond offering costs	$354,454	$354,453
Less: Accumulated amortization	(206,765)	(192,591)
Bond offering costs, net	$147,689	$161,862

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$105,000	$95,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$90,822	$80,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$1,470,000	$1,575,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(133,511)	(147,685)
Long term portion of bonds payable, net of bond offering costs	$1,336,489	$1,427,315

Amortization expense was $14,174 and $14,172 for the years ended March 31, 2020 and 2019, respectively.

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
2021	$105,000
2022	110,000
2023	115,000
2024	125,000
2025	130,000
Thereafter	990,000
$1,575,000

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	March 31, 2020	March 31, 2019
Equipment and insurance financing loans payable, between 3.5% and 12.73% interest and maturing between March 2020 and July 2024	$1,025,452	$1,272,298
Less: Current portion of loans payable	(561,550)	(573,029)
Long-term portion of loans payable	$463,902	$699,269

The interest expense associated with the loans payable was $79,870 and $114,980 for the years ended March 31, 2020 and 2019, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan principal payments for the next five years are as follows:

Years ending March 31,	Amount
2021	$561,550
2022	249,316
2023	169,444
2024	45,142
$1,025,452

NOTE 7. RELATED PARTY SECURED PROMISSORY NOTE WITH MIKAH PHARMA LLC

For consideration of the assets acquired on May 15, 2017, the Company issued a Secured Promissory Note (the “Note”) to Mikah for the principal sum of $1,200,000. The Note matures on December 31, 2020 in which the Company shall pay the outstanding principal balance of the Note. Interest shall be computed on the unpaid principal amount at the per annum rate of ten percent (10%); provided, upon the occurrence of an Event of Default as defined within the Note, the principal balance shall bear interest from the date of such occurrence until the date of actual payment at the per annum rate of fifteen percent (15%). All interest payable hereunder shall be computed on the basis of actual days elapsed and a year of 360 days. Instalment payments of interest on the outstanding principal shall be paid as follows: quarterly commencing August 1, 2017 and on November 1, February 1, May 1 and August 1 of each year thereafter. No principal or interest payments have been made on the Note since its issuance. All unpaid principal and accrued but unpaid interest shall be due and payable in full on the Maturity Date. The interest expense associated with the Note was $120,000 for the years ended March 31, 2020 and 2019. Accrued interest due and owing on this note was $345,000 and $225,000 as of March 31, 2020 and March 31, 2019, respectively.

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $238,891 as of March 31, 2020, were comprised of a current component of $180,000 and a long-term component of $58,891. Deferred revenues in the aggregate amount of $1,252,223 as of March 31, 2019, were comprised of a current component of $1,013,333 and a long-term component of $238,890. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

The 135 Ludlow Ave. property required significant leasehold improvements and qualifications, as a prerequisite, for its intended future use. Manufacturing, packaging, warehousing and regulatory activities are currently conducted at this location. Additional renovations and construction to further expand the Company’s manufacturing resources are in process.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes a right-of-use asset, which represents the Company’s right-of-use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments arising over the lease term. The present value of the lease payments is calculated using either the implicit interest rate in the lease or an incremental borrowing rate.

Lease assets and liabilities are classified as follows on the consolidated balance sheet:

Lease	Classification	As of March 31, 2020
Assets
Operating	Operating lease – right-of-use asset	$363,282
Total leased assets		$363,282

Liabilities
Current
Operating	Lease obligation – operating lease	$208,184

Long-term
Operating	Lease obligation – operating lease, net of current portion	167,109
Total lease liabilities		$375,293

Rent expense is recorded on the straight-line basis. Rent expense under the 135 Ludlow Ave. modified lease for the years ended March 31, 2020 and 2019, was $220,650 and $219,638, respectively. Rent expense is recorded in general and administrative expense in the audited consolidated statements of operations.

The table below show the future minimum rental payments, exclusive of taxes, insurance and other costs, under the 135 Ludlow Ave. modified lease:

Years ending March 31,	Amount
2021	$225,063
2022	171,315
Total future minimum lease payments	396,378
Less: interest	(21,085)
Present value of lease payments	$375,293

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average remaining lease term and the weighted-average discount rate of our lease was as follows:

Lease Term and Discount Rate	March 31, 2020
Remaining lease term (years)
Operating leases	1.8

Discount rate
Operating leases	6%

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of March 31, 2020, and March 31, 2019, the Company had a liability of $35,442 and $46,402, respectively, and recorded as a component of other long-term liabilities.

NOTE 10. PREFERRED STOCK

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, 24.0344 shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of March 31, 2020.

The shares were issued pursuant to an Exchange Agreement with Nasrat Hakim, (“Hakim”) a related party and the Company’s President, CEO and Chairman of the Board of Directors. Pursuant to the Exchange Agreement the Company exchanged 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of common stock at $0.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of common stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of common stock at $0.1521 per share, and such warrants were classified as liabilities on the accompanying audited consolidated balance sheet as of March 31, 2020 (See Note 11).

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

Based on the current conversion price, the Series J Preferred is convertible into 158,017,321 shares of common stock. The conversion price is subject to the following adjustments: (i) stock dividends and splits, (ii) sale or grant of shares below the conversion price, unless such adjustment is specifically excluded (iii) pro rata distributions; or (iv) fundamental changes (merger, consolidation, or sale of all or substantially all assets).

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Series J Preferred issued by the Company pursuant to the exchange agreement was calculated using a Monte Carlo Simulation because of the probability assumptions associated with the shareholder approval provisions; the following are the Monte Carlo inputs:

April 28, 2017
Fair value of the Company’s common stock	$0.1521
Initial exercise price	$0.1521
Number of Series J Preferred issued	24.0344
Fully diluted shares outstanding as of measurement date	923,392,780
Risk-free rate	2.30%
Volatility	90.00%
Shareholder approval threshold	$0.1521
Probability of approval is ending stock price is greater than threshold - midpoint	82.50%
Probability of approval is ending stock price is greater than threshold - midpoint	17.50%
Trials	200,000

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Authorized, issued and outstanding shares, along with carrying value are as follows:

	March 31, 2020	March 31, 2019
Shares authorized	50.000	50.000
Shares outstanding	24.0344	24.0344
Par value	$0.01	$0.01
Stated value	$1,000,000	$1,000,000
Conversion price	$0.1521	$0.1521
Common Stock to be issued upon conversion	158,017,321	158,017,321
Carrying value of Series J convertible preferred stock	$13,903,960	$13,903,960

Increase in Authorized Shares

An amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 995,000,000 shares to 1,445,000,000 shares was approved at the Company’s Annual Meeting of Shareholders held on December 4, 2019. Prior to the approval of the increase in the number of authorized shares, there were insufficient authorized shares if the Series J Preferred Stock were converted. As a result, the shares were classified in mezzanine equity. After the approval of the increase in the number of authorized shares, there are now sufficient authorized shares in the event of a full conversion of Series J Preferred Stock. With the approval of the increase in the number of authorized shares, there is no longer the presumption that a cash settlement will be required. Therefore, the Series J Preferred has been reclassified from mezzanine equity to permanent equity at its current carrying amount of $13,903,960 on the accompanying consolidated balance sheet.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS – WARRANTS

The Company evaluates and accounts for its freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities.

The Company issued warrants, with a term of seven years, to Nasrat Hakim, pursuant to the Exchange Agreement detailed below.

A summary of warrant activity is as follows:

	March 31 2020		March 31, 2019
	Warrant Shares	Weighted Avg. Exercise Price	Warrant Shares	Weighted Avg. Exercise Price
Balance at beginning of period	79,008,661	$0.1521	79,008,661	$0.1521

Warrants granted pursuant to the issuance of Series J convertible preferred shares	-	-	-	-

Warrants exercised, forfeited and/or expired, net	-	-	-	-

Balance at end of period	79,008,661	$0.1521	79,008,661	$0.1521

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

The Series J Warrants are exercisable for a period of 10 years from the date of issuance, commencing on the earlier of (i) the date that Shareholder Approval is obtained, and the requisite corporate action has been effected; or (ii) April 28, 2020. The initial exercise price is $0.1521 per share and the Series J Warrants can be exercised for cash or on a cashless basis. The exercise price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then exercise price. Such exercise price adjustment feature prohibits the Company from being able to conclude the warrants are indexed to its own stock and thus such warrants are classified as liabilities and measured initially and subsequently at fair value. The Series J Warrants also provide for other standard adjustments upon the happening of certain customary events. The Series J Warrants are not exercisable during any period when an Authorized Share Deficiency exists and will expire on the expiry date, without regards to the existence of an Authorized Shares Deficiency (see Note 10). As of March 31, 2020, the Company does not have a sufficient number of unreserved authorized shares to effect the entire conversion of the Series J Preferred, therefore the Series J Warrants are not currently exercisable. Please also see Note 10.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the warrants issued by the Company pursuant to the issuance of Series J convertible preferred shares (79,008,661 warrant shares) was calculated using a Monte Carlo Simulation because of the probability assumptions associated with the Shareholder Approval provisions. The following are the key assumptions used in the Monte Carlo Simulation:

March 31, 2019
Fair value of the Company's Common Stock	$0.9900
Initial exercise price	$0.1521
Number of common warrants	79,008,661
Fully diluted shares outstanding as of measurement date	824,946,559
Warrant term (in years)	8.08
Risk-free rate	2.35%
Volatility	90.00%
Shareholder approval threshold	$0.1580
Probability of approval if ending stock price is greater than threshold - midpoint	82.50%
Probability of approval if ending stock price is greater than threshold - midpoint	17.50%
Trials	100,000
Fair value of derivative financial instruments - warrants	$2,487,830

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

March 31, 2020
Fair value of the Company’s common stock	$0.0720
Volatility	83.81%
Initial exercise price	$0.1521
Warrant term (in years)	7.1
Risk free rate	0.55%

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the year ended March 31, 2020 were as follows:

Balance as of March 31, 2018	$2,667,871
Change in fair value of derivative financial instruments - warrants	(180,041)
Balance as of March 31, 2019	2,487,830
Change in fair value of derivative financial instruments - warrants	1,111,548
Balance as of March 31, 2020	$3,599,378

NOTE 12. SHAREHOLDERS’ EQUITY

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

The Company, from time to time and at the Company’s sole discretion but no more frequently than every other business day, could direct Lincoln Park to purchase (a “Regular Purchase”) up to 500,000 shares of common stock on any such business day, increasing up to 1,000,000 shares, depending upon the closing sale price of the common stock, provided that in no event shall Lincoln Park purchase more than $760,000 worth of common stock on any single business day. The purchase price of shares of common stock related to the future Regular Purchase funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to ten business days leading up to such time), but in no event, will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the floor price of $0.10 per share, subject to adjustment.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended March 31, 2020, a total of 15,358,627 shares were sold to Lincoln Park pursuant to the 2017 LPC Agreement for net proceeds totaling $1,437,978. In addition, 199,181 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement. During the year ended March 31, 2019, a total of 22,033,967 shares were sold to Lincoln Park pursuant to the 2017 LPC Agreement for net proceeds totaling $2,063,541. In addition, 285,831 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement.

Summary of Common Stock Activity

During the years ended March 31, 2020 and 2019, the Company issued 15,557,808 and 22,319,798 shares of Common Stock, respectively, with such issuances of Common Stock being summarized as follows:

	Years Ended March 31,
	2020	2019
Common Stock issued as of March 31, 2019 and 2018, respectively	824,946,559	802,626,761

Common Stock sold pursuant to the Lincoln Park Capital Purchase Agreements, with net proceeds of such shares totaling $1,437,978 and $2,063,541 for the years ended March 31, 2020 and 2019, respectively.	15,358,627	22,033,967
Common Stock issued as initial and additional commitment shares pursuant to the Lincoln Park Capital Purchase Agreements	199,181	285,831
Common Stock issued during the fiscal year	15,557,808	22,319,798

Common Stock issued as of March 31, 2020 and 2019, respectively	840,504,367	824,946,559

NOTE 13. STOCK-BASED COMPENSATION

Part of the compensation paid by the Company to its Directors and employees consists of the issuance of common stock or via the granting of options to purchase common stock.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended March 31, 2020, the Company did not issue any shares of common stock to its Directors in payment of director’s fees.

During the year ended March 31, 2020, the Company accrued director’s fees totaling $60,000, which will be paid via cash payments totaling $30,000 and the issuance of 756,725 shares of Common Stock.

As of March 31, 2020, the Company owed its Directors a total of $67,500 in cash payments and 1,550,342 shares of Common Stock in payment of director fees totaling $202,500 due and owing. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

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

During the year ended March 31, 2020, the Company did not issue any shares pursuant to employment contracts with the Company’s President and Chief Executive Officer, Chief Financial Officer or certain other employees. During the year ended March 31, 2020, the Company did not issue any shares pursuant to the engagement contracts with certain consultants.

During the year ended March 31, 2020, the Company accrued salaries totaling $305,000 owed to the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees which will be paid via the issuance of 3,846,685 shares of Common Stock.

As of March 31, 2020, the Company owed its President and Chief Executive Officer, Chief Financial Officer and certain other employees’ salaries totaling $2,311,250 which will be paid via the issuance of 24.8 million shares of Common Stock.

Options

Under its 2014 Stock Option Plan and prior option plans, the Company may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant.

			Weighted Average
	Shares Underlying	Weighted Average Exercise	Remaining Contractual Term	Aggregate Intrinsic
	Options	Price	(in years)	Value
Outstanding at March 31, 2018	6,618,000	$0.16	6.1	$90,390
Granted	-
Forfeited and expired	(460,000)
Exercised	-
Outstanding at March 31, 2019	6,158,000	$0.15	5.0	$87,330
Granted	115,000	$0.10	9.5
Forfeited and expired	(898,000)
Exercised	-
Outstanding at March 31, 2020	5,375,000	$0.14	4.1	$6,000
Exercisable at March 31, 2020	4,953,334	$0.14	4.1	$6,000

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company common stock as of March 31, 2020 and March 31, 2019 of $0.07 and $0.10, respectively.

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Three customers accounted for approximately 92% of the Company’s revenues for the year ended March 31, 2020. These three customers accounted for approximately 55%, 24%, and 13% of revenues each.

Four customers accounted for substantially all the Company’s revenues for the year ended March 31, 2019. These four customers accounted for approximately 57%, 22%, 9% and 8% of revenues each, respectively.

Accounts Receivable

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2020. These four customers accounted for approximately 73%, 13%, 8% and 5% of accounts receivable each.

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2019. These four customers accounted for approximately 38%, 34%, 19%, and 4% of accounts receivable each.

Purchasing

Three suppliers accounted for approximately 71% of the Company’s purchases of raw materials for the year ended March 31, 2020. These three suppliers that accounted for approximately 41%, 23%, and 7% of purchases each.

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

The following represents selected information for the Company’s reportable segments:

	Years Ended March 31,
	2020	2019
Revenue by Segment
ANDA	$16,994,639	$6,568,508
NDA	1,000,000	1,000,000
	$17,994,639	$7,568,508

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended March 31,
	2020	2019
Operating Income (Loss) by Segment
ANDA	$3,579,047	$(4,361,649)
NDA	580,414	122,961
	$4,159,461	$(4,238,688)

The table below reconciles the Company’s operating loss by segment to loss from operations before provision for income taxes as reported in the Company’s audited consolidated statements of operations.

	Years Ended March 31,
	2020	2019
Operating income (loss) by segment	$4,159,461	$(4,238,688)
Corporate unallocated costs	(2,721,103)	(2,683,720)
Interest income	11,980	8,448
Interest expense and amortization of debt issuance costs	(355,874)	(369,174)
Depreciation and amortization expense	(1,319,795)	(1,206,495)
Significant non-cash items	(901,472)	(1,645,750)
Change in fair value of derivative instruments	(1,111,548)	180,042
Loss from operations before income tax	$(2,238,351)	$(9,955,337)

NOTE 16. COLLABORATIVE AGREEMENT WITH EPIC PHARMA LLC

On June 4, 2015, the Company executed an exclusive License Agreement (the “2015 SequestOx™ License Agreement”) with Epic Pharma LLC (“Epic”), to market and sell in the U.S., SequestOx™, an immediate release oxycodone with sequestered naltrexone capsule, owned by us. Epic will have the exclusive right to market ELI-200 and its various dosage forms as listed in Schedule A of the Agreement. Epic is responsible for all regulatory and pharmacovigilance matters related to the products. Pursuant to the 2015 SequestOx™ License Agreement, Epic will pay us non-refundable milestone payments totaling $15 million, with such amount representing the cost of an exclusive license to SequestOx™, the cost of developing the product, the filing of an NDA with the FDA and the receipt of the approval letter for the NDA from the FDA. The 2015 SequestOx™ License Agreement expired on June 4, 2020. During the term of this agreement, the Company received $7.5 million in non-refundable payments, with such amount consisting of $5 million due and owing on the execution date of the 2015 SequestOx™ License Agreement and $2.5 million being earned upon the Company’s filing of an NDA with the FDA for the relevant product in January 2016. The remaining $7.5 million in non-refundable payments required FDA approval of the relevant product, a milestone that was not achieved prior to the expiration of the agreement.

NOTE 17. COLLABORATIVE AGREEMENT WITH SUNGEN PHARMA LLC

On August 24, 2016, as amended we entered into an agreement with SunGen Pharma LLC (“SunGen”) (the “SunGen Agreement”) to undertake and engage in the research, development, sales and marketing of eight generic pharmaceutical products. Two of the products are classified as CNS stimulants (the “CNS Products”), two of the products are classified as beta blockers and the remaining four products consist of antidepressants, antibiotics and antispasmodics. The Company has received approval from the FDA for Amphetamine IR Tablets, Amphetamine ER Capsules and has filed an ANDA for an antibiotic product.

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

On December 10, 2018, the Company received approval from the FDA for Amphetamine IR Tablets, a generic version of Adderall®, an immediate-release mixed salt of a single entity Amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate) with strengths of 5 mg, 7.5 mg, 10 mg, 12.5 mg, 15 mg, 20 mg, and 30 mg tablets.  The product is a central nervous system stimulant and is indicated for the treatment of Attention Deficit Hyperactivity Disorder (ADHD) and Narcolepsy.  The product is jointly owned by Elite and SunGen.  Elite manufactures and packages this product, at the Northvale Facility, on a cost-plus basis, and it is currently sold pursuant to the Lannett Alliance, with the first commercial shipment of this product occurring in April 2019. Please see the section below titled “Strategic Marketing Alliance with Lannett Company Inc.” for further details on the Lannett Alliance

On January 3, 2019, the Company filed an ANDA with the FDA for a generic version of an antibiotic product. According to QVIA (formerly QuintilesIMS Health) data, the branded product for this antibiotic and its equivalents had total annual U.S. sales of approximately $94 million for the twelve months ending September 30, 2018. The product is jointly owned by Elite and SunGen. Upon approval by the FDA of this ANDA, Elite will manufacture and package the product on a cost-plus basis. The ANDA is currently under review by the FDA.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 12, 2019, the Company received approval from the FDA for Amphetamine ER Capsules, a generic version of Adderall XR®, an extended-release mixed salt of a single entity Amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate) with strengths of 5mg, 10mg, 15mg, 20mg, 25mg and 30mg capsules. The product is a central nervous system stimulant and is indicated for the treatment of Attention Deficit Hyperactivity Disorder (ADHD). The product is jointly owned by Elite and SunGen. Elite manufactures and packages this product, at the Northvale Facility, on a cost-plus basis and it is currently sold pursuant to the Lannett Alliance, with the first commercial shipment of this product occurring in March 2020. Please see the section below titled “Strategic Marketing Alliance with Lannett Company Inc.” for further details on the Lannett Alliance.

On April 3, 2020, the Company and SunGen mutually agreed to discontinue any further joint product development activities.

In May 2020, SunGen, under an asset purchase agreement, assigned its rights and obligations under the Master Development and License Agreement for Amphetamine IR and Amphetamine ER to Mikah Pharmaceuticals. The ANDAs for Amphetamine IR and Amphetamine ER are now registered under Elite’s name. Mikah will now be Elite’s partner with respect to Amphetamine IR and ER and will assume all the rights and obligations for these products from SunGen.

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

The 2015 SequestOx™ License Agreement expired on June 4, 2020. During the term of this agreement, the Company received $7.5 million in non-refundable payments, with such amount consisting of $5 million due and owing on the execution date of the 2015 SequestOx™ License Agreement and $2.5 million being earned upon the Company’s filing of an NDA with the FDA for the relevant product in January 2016. The remaining $7.5 million in non-refundable payments required FDA approval of the relevant product, a milestone that was not achieved prior to the expiration of the agreement.

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

NOTE 19. MANUFACTURING, LICENSE AND DEVELOPMENT AGREEMENTS

The Company has entered into the following active agreements:

●	License agreement with Precision Dose, dated September 10, 2010, as amended (the “Precision Dose License Agreement”);
●	Development and License Agreement with SunGen (the “SunGen Agreement”);
●	Strategic Marketing Alliance with Glenmark Pharmaceuticals, Inc. USA dated May 22, 2018 (the “Glenmark Alliance”).
●	Strategic Marketing Alliance with Lannett Company. Inc. dated March 6, 2019 (the “Lannett-SunGen Product Alliance”)
●	Strategic Marketing Alliance with Lannett Company. Inc. dated April 9, 2019 (the “Lannett-Elite Product Alliance”)

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Precision Dose Agreement currently provides for the marketing and distribution, by Precision Dose and its wholly owned subsidiary, TAGI Pharma, of Phentermine 37.5mg tablets (launched in April 2011), Phentermine 15mg capsules (launched in April 2013), Phentermine 30mg capsules (launched in April 2013), Naltrexone 50mg tablets (launched in September 2013) and certain additional products that require approval from the FDA which has not been received. Precision Dose will have the exclusive right to market these products in the United States and Puerto Rico and a non-exclusive right to market the products in Canada. Pursuant to the Precision Dose License Agreement, Elite received $200k at signing, and is receiving milestone payments and a license fee which is based on profits achieved from the commercial sale of the products included in the agreement.

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

The SunGen Agreement provides for the research, development, sales and marketing of eight generic pharmaceutical products. Two of the products are classified as CNS stimulants (the “CNS Products”), two of the products are classified as beta blockers and the remaining four products consist of antidepressants, antibiotics and antispasmodics. To date, the Company has received approval of ANDA’s filed for Amphetamine IR Tablets and Amphetamine ER Capsules, both of which have been commercially launched and are sold pursuant to the Lannett Alliance. The Company has also filed, pursuant to the SunGen Agreement, an ANDA, which is under review by the FDA, for an antibiotic product. On April 3, 2020, the Company and SunGen mutually agreed to discontinue any further joint product development activities.

Under the terms of the SunGen Agreement, Elite and SunGen share in the responsibilities and costs in the development of these products and will share substantially in the profits from sales. Upon approval, the know-how and intellectual property rights to the products will be owned jointly by Elite and SunGen. Three of the eight products will be jointly owned, three products will be owned by SunGen, with Elite having exclusive marketing rights and the remaining two products will be owned by Elite, with SunGen having exclusive marketing rights. Elite will manufacture and package all eight products on a cost-plus basis.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2020, SunGen, under an asset purchase agreement, assigned its rights and obligations under the Master Development and License Agreement for Amphetamine IR and Amphetamine ER to Mikah Pharmaceuticals. The ANDAs for Amphetamine IR and Amphetamine ER are now registered under Elite’s name. Mikah will now be Elite’s partner with respect to Amphetamine IR and ER and will assume all the rights and obligations for these products from SunGen.

The Glenmark Alliance, provides for the manufacture by Elite and exclusive marketing by Glenmark of Isradipine capsules, Trimipramine capsules and Methadone Tablets, and semi-exclusive marketing rights for Phendimetrazine tablets. All marketing rights relating to Methadone Tablets were terminated by mutual agreement in January 2020 and all marketing rights relating to Phendimetrazine Tablets were terminated by mutual agreement in February 2020. In addition to the purchase prices for the products, Elite will receive license fees well in excess of 50% of gross profits. Gross profit is defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs. The Agreement has an initial term of three years and automatically renews for one-year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Glenmark to terminate with regard to a product on at least three months’ prior written notice if it determines to stop marketing and selling such product, and it permits Elite to terminate with regard to a product if at any time after the first twelvemonths from the first commercial sale, the average license fee paid by Glenmark for such product is less than $100,000 for a six-month sales period.

Pursuant to Lannett-SunGen Product Alliance with Lannett Company Inc. (“Lannett”), Lannett will be the exclusive U.S. marketer and distributor for Amphetamine IR Tablets and Amphetamine ER Capsules. Elite will manufacture and Lannett will purchase the products from Elite and then sell and distribute them. In addition to the purchase prices for the products, Elite will receive license fees in excess of 50% of net profits, which will be shared equally with SunGen, pursuant to the SunGen Agreement. The Lannett-SunGen Product Alliance has an initial term of three years and automatically renews for one-year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least six months’ prior written notice, and it permits Elite or Lannett to terminate with regard to a product if at any time after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $300,000 for a six month sales period. In addition to manufacturing fees and license fees, Lannett also paid a milestone, of $750,000 upon the March 2020 commercial launch of Amphetamine ER Capsules. This milestone payment was shared equally by Elite and SunGen, pursuant to the SunGen Agreement.

The first commercial shipment of Amphetamine IR Tablets, a generic version of Adderall®, with strengths of 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg, pursuant to the Lannett-SunGen Product Alliance occurred in April 2019. The first commercial shipment of Amphetamine ER Capsules, a generic version of Adderall XR®, with strengths of 5mg, 10mg, 15mg, 20mg, 25mg and 30mg, pursuant to the Lannett-SunGen Product Alliance occurred in March 2020.

Pursuant to the Lannett-Elite Product Alliance, Lannett is the exclusive U.S. marketer and distributor for Dantrolene Capsules. Elite manufactures and Lannett purchases, markets and distributes this product. In addition to the purchase prices for the products, Elite receives license fees in excess of 50% of net profits. Net profits are defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs. The Lannett-Elite Product Alliance has an initial term of three years and automatically renews for one-year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least six months’ prior written notice and it permits Elite or Lannett to terminate with regard to a product if at any time after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $300,000 for a six month sales period. The first commercial shipment of Dantrolene Capsules occurred in June 2019.

NOTE 20. RELATED PARTY AGREEMENTS WITH MIKAH PHARMA LLC

On December 3, 2018, the Company executed a development agreement with Mikah, pursuant to which Mikah and the Company will collaborate to develop and commercialize generic products including formulation development, analytical method development, bioequivalence studies and manufacture of development batches of generic products. The Company received a total of $480,000 from Mikah as an advance payment for the purchase of pharmaceutical materials relating to future product development conducted pursuant to this agreement. This amount was recorded as a deposit and contained within the customer deposits financial statement line item on the consolidated balance sheet. As of the date of this report, the Company has purchased raw materials with an aggregate cost of $542,214 pursuant to this agreement. As of March 31, 2020, the balance due from Mikah was $62,214 and was included in the financial statement line of prepaid expenses and other current assets on the accompanying consolidated balance sheet.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. INCOME TAXES

The components of the credit for income taxes are as follows:

	Year Ended March 31,
	2020	2019
Federal
Current	$-	$-
Deferred	-	-

State
Current	-	3,000
Deferred	-	-

Benefit from sale of state net operating loss credits	-	673,016
Net benefit from sale of state net operating loss credits	$-	$676,016

The major components of deferred tax assets and liabilities at March 31, 2020 and 2019 are as follows (amounts in thousands of dollars):

	Year Ended March 31,
	2020	2019
Federal
Net operating loss carry forward	$21,360	$21,005
Valuation allowance	(21,360)	(21,005)
	-	-
State
Net operating loss carry forward	2,258	2,239
Valuation Allowance	(2,258)	(2,239)
	$-	$-

At March 31, 2020 and 2019 a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty about the Company’s ability to generate the future taxable income necessary to use the net operating loss carry forwards.

The company believes that temporary timing differences between accrual and payment of income taxes are not material to the financial position of the Company.

As of March 31, 2020, Elite has a federal net operating loss carry forward of $21.4 million, which do not expire and net operating loss carry forward in state tax jurisdictions of $2.2 million some of which will begin to expire in 2020.

NOTE 22. OTHER INCOME – PROCEEDS FROM SALE OF ANDAs

Sale of ANDAs for Oxycodone Hydrochloride and Acetaminophen, USP CII (generic version of Percocet®)

In November 2019, approved ANDAs for a generic version of Percocet® (oxycodone hydrochloride and acetaminophen, USP CII) 5mg, 7.5mg and 10mg tablets with 325mg of acetaminophen were sold to Nostrum Laboratories Inc. (“Nostrum”) for cash consideration totaling $300,000. The three related approved ANDA’s were developed by Elite, with the costs of such development being charged to expense in the periods incurred, in accordance with generally accepted accounting principles.

Sale of ANDAs for Hydrocodone bitartrate and acetaminophen tablets USP CII (generic version of Norco)

In November 2019, approved ANDAs for a generic version of Norco® (hydrocodone bitartrate and acetaminophen tablets USP CII) 2.5mg/325mg, 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets were sold to Nostrum for cash consideration totaling $300,000. The four related approved ANDA’s were developed by Elite, with the costs of such development being charged to expense in the periods incurred, in accordance with generally accepted accounting principles.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of ANDAs for Methadone hydrochloride tablets (generic version of Dolophine)

In February 2020, approved ANDAs for a generic version of Dolophine® (methadone hydrochloride tablets, 5 mg and 10 mg) were sold to Nostrum for cash consideration totaling $300,000. The two related approved ANDA’s were developed by Elite, with the costs of such development being charged to expense in the periods incurred, in accordance with generally accepted accounting principles.

Sale of ANDA for Hydromorphone HCl tablet (generic version of Dilaudid)

In February 2020, the approved ANDA for a generic version of Dilaudid® (hydromorphone hydrochloride tablets, 8mg) were sold to Nostrum for cash consideration totaling $300,000. The carrying value of the asset relating to this ANDA was zero.

Sale of ANDAs for Phendimetrazine tartrate tablet (generic version of Bontril)

In February 2020, approved ANDAs for a generic version of Bontril PDM® (phendimetrazine tartrate tablet, 35 mg) were sold to Nostrum for cash consideration totaling $300,000. The related approved ANDA’s were developed by Elite, with the costs of such development being charged to expense in the periods incurred, in accordance with generally accepted accounting principles.

NOTE 23. COVID-19 UPDATE

In December 2019, the Novel Corona Virus, COVID-19 was reported to have emerged in Wuhan, China. In March 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a global pandemic. Governments at the national, state and local level in the United States, and globally, have implemented aggressive actions to reduce the spread of the virus, with such actions including, without limitation, lockdown and shelter in place orders, limitations on non-essential gatherings of people, suspension of all non-essential travel, and ordering certain businesses and governmental agencies to cease non-essential operations at physical locations. The Company’s business is deemed essential and it has continued to operate in all aspects of its pharmaceutical manufacturing, distribution, product development, regulatory compliance and other activities. The Company’s management has developed and implemented a range of measures to address the risks, uncertainties, and operational challenges associated with operating in a COVID-19 environment. The Company is closely monitoring the rapidly evolving and changing situation and are implementing plans intended to limit the impact of COVID-19 on our business so that the Company can continue to manufacture those medicines used by end user patients. Actions the Company has taken to date are, without limitation, further described below.

Workforce

The Company has taken and will continue to take, proactive measures to provide for the well-being of our workforce while continuing to safely produce pharmaceutical products. The Company has implemented alternative working practices, which include, without limitation, modified schedules, shift rotation and work at home abilities for appropriate employees to best ensure adequate social distancing. In addition, the Company increased our already thorough cleaning protocols throughout our facilities and have prohibited visits from non-essential visitors. Certain of these measures have resulted in increased costs.

Manufacturing and Supply Chain

During the year ended March 31, 2020, and as of the date of this Annual Report on Form 10-K, the Company has not experience material, detrimental issues related to COVID-19 in our manufacturing, supply chain, quality assurance and regulatory compliance activities, and have been able to operate without interruption. The Company has taken, and plan to continue to take, commercially practical measures to keep our facility open. Our supply chains remain intact and operational, and the Company is in regular communications with our suppliers and third-party partners. Please note, however, that a prolonging of the current situation relating to COVID-19 may result in an increased risk of interruption in our supply chain in the future, with no assurances given as the materiality of such future interruption on our business, financial condition, results of operations and cash flows.

NOTE 24. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through June 29, 2020 (the latest practicable date). The following are material subsequent events:

Loan received pursuant to the Payroll Protection Program

In April 2020, the Company was approved for, and received a loan with proceeds of $1.01 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses, with the amount of the loan being determined by application of a formula defined in the CARES Act that is based, in large part, on payroll expenses incurred by the Company. Amounts received pursuant to the PPP are intended to fund qualifying expenses, as defined in the CARES Act, which include, without limitation, employee payroll, health care benefits, rent and utilities, mortgage payments and interest on other debt obligations incurred prior to February 15, 2020.

Under the terms of the PPP, certain amounts received as a loan may be forgiven if they are used for qualifying expenses. The United States Treasury Department published an interim final rule in the Federal Registry on June 1, 2020, with such interim final rule allowing for further comments up to July 1, 2020, to define the terms and conditions under which amounts will qualify for forgiveness. In addition, the Paycheck Program Flexibility Act of 2020 was signed into law by the President of the United States on June 5, 2020, which amends the CARES Act and eases the rules on the use of loan proceeds and forgiveness criteria. Any loan amounts that are not forgiven are required to be repaid over a two-year period, with a deferral period of six months and at an annual interest rate of 1%. Please note that the terms and conditions governing forgiveness and repayment could be amended or revised in the future.

The loan received has been recorded as a liability by the Company as of the date received. The Company intends to apply for forgiveness of amounts received under the PPP, in accordance with requirements of the CARES Act, as amended. Any loan amounts forgiven will be removed from liabilities recorded. Please note that there can be no assurances of forgiveness of any or all of the loan amount received pursuant to the PPP and there can also be no assurances as to the terms and conditions of repayment of any loan amounts not forgiven.

Sale of New Jersey Net Operating Loss

In April 2020, Elite Laboratories Inc., a wholly owned subsidiary of Elite Pharmaceuticals Inc., received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $607,635 relating to New Jersey net operating losses and net tax benefits of $338,772, relating to R&D tax credits. The Company sold the net tax benefits approved for sale at a transfer price equal to ninety-two cents for every benefit dollar for total proceeds of $870,695.

Shareholder Meeting of June 23, 2020

The Company held a Special Meeting of Shareholders on June 23, 2020. The requisite quorum for the meeting of 50.0% was present. At the meeting, Shareholders voted as follows:

Proposal No. 1

To again vote on the amendment of our Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 995,000,000 shares to 1,445,000,000 shares and to file a new amendment to our Articles of Incorporation reflecting such approval.

For: 776,095,460	Against: 134,034,571	Abstain: 4,064,230

Proposal No. 2

Granting discretionary authority to adjourn the virtual Special Meeting, if necessary, to solicit additional proxies in the event that there are not sufficient votes at the time of the virtual Special Meeting to approve Proposal No. 1.

For: 836,158,065	Against: 70,781,471	Abstain: 7,254,725

Following approval of Proposal No. 1 above, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada re-adopting the prior amendment increasing the number of shares of common stock that it is authorized to issue from 995,000,000 shares to 1,445,000,000 shares. The par value of the common stock remains $0.001 per share.