Form 10-Q
period 2020-06-30
ELITE PHARMACEUTICALS INC /NV/
filed 2020-08-14
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 847,054,821 shares of common stock were issued, and 846,954,821 shares of common stock were outstanding as of August 10, 2020.

i

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$2,787,640	$1,131,728
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	4,370,171	4,106,846
Inventory	5,566,403	4,142,472
Prepaid expenses and other current assets	526,880	870,233
Total current assets	13,251,094	10,251,279

Property and equipment, net of accumulated depreciation of $11,224,823 and $10,957,334, respectively	7,142,327	7,227,648

Intangible assets, net of accumulated depreciation of $-0-, respectively	6,634,035	6,634,035

Operating lease – right-of-use asset	313,750	363,282

Other assets:
Restricted cash - debt service for NJEDA bonds	404,993	404,802
Security deposits	75,534	75,534
Total other assets	480,527	480,336

Total assets	$27,821,733	$24,956,580

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,074,144	$1,577,860
Accrued expenses	4,564,651	4,821,132
Deferred revenue, current portion	13,333	180,000
Bonds payable, current portion, net of bond issuance costs	90,822	90,822
Loans payable, current portion	479,864	561,550
Lease obligation - operating lease	212,447	208,184
Senior secured promissory note - related party, current portion	1,200,000	1,200,000
Total current liabilities	8,635,261	8,639,548

Long-term liabilities:
Deferred revenue, net of current portion	55,558	58,891
Bonds payable, net of current portion and bond issuance costs	1,340,034	1,336,489
Loans payable, net current portion	1,596,005	463,902
Lease obligation - operating lease, net of current portion	112,237	167,109
Derivative financial instruments - warrants	4,257,971	3,599,378
Other long-term liabilities	35,976	35,442
Total long-term liabilities	7,397,781	5,661,211
Total liabilities	16,033,042	14,300,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

	June 30, 2020	March 31, 2020
	(Unaudited)	(Audited)
Shareholders’ equity:
Series J convertible preferred stock; par value of $0.01 50 shares authorized; 24.0344 issued and outstanding as of June 30, 2020 and March 31, 2020	13,903,960	13,903,960
Common stock; par value $0.001; 1,445,000,000 shares authorized; 841,078,964 shares issued and 840,978,964 outstanding as of June 30, 2019; 824,946,559 shares issued and 824,846,559 shares outstanding as of March 31, 2019	841,081	840,507
Additional paid-in capital	150,319,552	150,264,605
Treasury stock; 100,000 shares as of June 30, 2020 and March 31, 2019; at cost	(306,841)	(306,841)
Accumulated deficit	(152,969,061)	(154,046,410)
Total shareholders’ equity	11,788,691	10,655,821
Total liabilities and shareholders’ equity	$27,821,733	$24,956,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2020	2019
Manufacturing fees	$6,637,239	$2,927,358
Licensing fees	901,505	431,882
Total revenue	7,538,744	3,359,240
Cost of revenue	4,562,350	2,060,286
Gross profit	2,976,394	1,298,954

Operating expenses:
Research and development	943,879	1,408,036
General and administrative	868,777	681,476
Non-cash compensation through issuance of stock options	5,521	26,194
Depreciation and amortization	327,617	330,953
Total operating expenses	2,145,794	2,446,659

Income (loss) from operations	830,600	(1,147,705)

Other income (expense):
Interest expense and amortization of debt issuance costs	(79,431)	(97,670)
Gain on sale of fixed assets	38,090	—
Change in fair value of derivative instruments	(658,593)	1,522,031
Interest income	276	3,046
Other (expense) income, net	(699,658)	1,427,407

Income from operations before net benefit from sale of state net operating loss credits	130,942	279,702

Net benefit from sale of state net operating loss credits	946,407	—

Net income attributable to common shareholders	$1,077,349	$279,702

Basic net income per share attributable to common shareholders	$0.00	$0.00

Diluted net income (loss) per share attributable to common shareholders	$0.00	$(0.00)

Basic weighted average Common Stock outstanding	840,504,367	827,524,981

Diluted weighted average Common Stock outstanding	1,001,130,122	827,524,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2020	24	$13,903,960	840,504,367	$840,507	$150,264,605	100,000	$(306,841)	$(154,046,410)	$10,655,821

Net income	—	—	—	—	—	—	—	1,077,349	1,077,349

Non-cash compensation through the issuance of employee stock options	—	—	—	—	5,521	—	—	—	5,521

Shares issued in payment of salaries	—	—	574,597	574	49,426	—	—	—	50,000

Balance at June 30, 2020	24	$13,903,960	841,078,964	$841,081	$150,319,552	100,000	$(306,841)	$(152,969,061)	$11,788,691

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance as of March 31, 2019	—	—	824,946,559	$824,949	$148,780,087	100,000	$(306,841)	$(151,806,059)	$(2,507,864)

Net income	—	—	—	—	—	—	—	279,702	279,702

Common Stock sold pursuant to the Lincoln Park purchase agreement	—	—	4,000,000	4,000	336,300	—	—	—	340,300

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	—	—	47,136	47	4,153	—	—	—	4,200

Costs associated with raising capital	—	—	—	—	(4,200)	—	—	—	(4,200)

Non-cash compensation through the issuance of employee stock options	—	—	—	—	26,194	—	—	—	26,194

Balance at June 30, 2019	—	$—	828,993,695	$828,996	$149,142,534	100,000	$(306,841)	$(151,526,357)	$(1,861,668)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,077,349	$279,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	327,617	330,953
Amortization of operating leases - right-of-use assets	49,532	(46,635)
Gain on the disposal of property and equipment	(38,090)	—
Change in fair value of derivative financial instruments - warrants	658,593	(1,522,031)
Non-cash compensation accrued	236,415	216,250
Non-cash compensation through the issuance of employee stock options	5,521	26,194
Non-cash rent expense and lease accretion	534	506
Change in operating assets and liabilities:
Accounts receivable	(263,325)	322,951
Inventory	(1,423,931)	(23,991)
Prepaid expenses and other current assets	343,355	320,250
Accounts payable, accrued expenses and other current liabilities	53,385	415,638
Deferred revenue and customer deposits	(170,000)	(178,128)
Lease obligations - operating leases	(49,532)	46,614
Net cash provided by operating activities	807,423	188,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,000)	(2,978)
Proceeds from disposal of property and equipment	51,276	—
Net cash provided by (used in) investing activities	37,276	(2,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock	—	340,300
Other loan proceeds	1,013,480	—
Other loan payments	(202,076)	(226,290)
Net cash provided by financing activities	811,404	114,010

Net change in cash and restricted cash	1,656,103	299,305

Cash and restricted cash, beginning of period	1,536,530	2,675,768

Cash and restricted cash, end of period	$3,192,633	$2,975,073

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$24,342	$20,237
Financing of equipment purchases and insurance renewal	$237,926	$226,290
Stock issued in payment of salaries	$50,000	$—
Commitment shares issued to Lincoln Park Capital	$—	$4,200
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	$554,088	$554,088

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire year.

Segment Information

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 280 (“ASC 280”), Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2020.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended June 30,
	2020	2019
NDA:
Licensing fees	$166,167	$250,000
Total NDA revenue	166,167	250,000
ANDA:
Manufacturing fees	6,637,239	2,927,358
Licensing fees	735,338	181,882
Total ANDA revenue	7,372,577	3,109,240
Total revenue	$7,538,744	$3,359,240

 Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Restricted Cash

As of June 30, 2020, and March 31, 2020, the Company had $404,993 and $404,802, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

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

As of June 30, 2020, the Company did not identify any indicators of impairment.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of June 30, 2020, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2016 and forward, and State, 2012 and forward. The Company did not record unrecognized tax positions for the three months ended June 30, 2020 and 2019.

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

Earnings (Loss) Per Share Attributable to Common Shareholders’

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net income (loss) per shares does not include the conversion of securities that would have an antidilutive effect.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended June 30,
	2020	2019
Numerator
Net income attributable to common shareholders – basic	$1,077,349	$279,702
Effect of dilutive instrument on net income	—	(1,522,031)
Net income (loss) attributable to common shareholders - diluted	$1,077,349	$(1,242,329)

Denominator
Weighted average shares of common stock outstanding - basic	840,504,367	827,524,981

Dilutive effect of stock options and convertible securities(1)	160,625,755	—

Weighted average shares of common stock outstanding - diluted	1,001,130,122	827,524,981

Net income (loss) per share attributable to common shareholders
Basic	$0.00	$0.00
Diluted	$0.00	$(0.00)

(1) Equivalent common shares of 79,008,661 related to the conversion of warrants are excluded and 2,766,566 related to stock options from the calculation of diluted net income per share for the three months ended June 30, 2020, since their effect is antidulitive. Equivalent common shares of 158,017,321 related to the conversion of Series J Preferred Stock, 79,008,661 related to the conversion of warrants and 6,098,000 related to stock options are excluded from the calculation of diluted net loss per share for the three months ended June 30, 2019, since their effect is antidilutive.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Liabilities
Derivative financial instruments – warrants	$4,257,971	$—	$—	$4,257,971

March 31, 2020
Liabilities
Derivative financial instruments - warrants	$3,599,378	$—	$—	$3,599,378

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”. This update requires immediate recognition of management’s estimates of current expected credit losses (“CECL”). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2022 for public entities qualifying as smaller reporting companies. Early adoption is permitted. The Company is currently assessing the impact of this update on the consolidated financial statements and does not expect a material impact on the consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. INVENTORY

Inventory consisted of the following:

	June 30, 2020	March 31, 2020
Finished goods	$141,338	$138,981
Work-in-progress	119,375	677,824
Raw materials	5,305,690	3,325,667
	5,566,403	4,142,472
Less: Inventory reserve	—	—
	$5,566,403	$4,142,472

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2020	March 31, 2020
Land, building and improvements	$5,277,073	$5,260,524
Laboratory, manufacturing, warehouse and transportation equipment	12,333,373	12,167,754
Office equipment and software	373,601	373,601
Furniture and fixtures	383,103	383,103
	18,367,150	18,184,982
Less: Accumulated depreciation	(11,224,823)	(10,957,334)
	$7,142,327	$7,227,648

Depreciation expense was $324,071 and $327,408 for the three months ended June 30, 2020 and 2019, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	June 30, 2020
	Estimated	Gross
	Useful	Carrying			Accumulated	Net Book
	Life	Amount	Additions	Reductions	Amortization	Value
Patent application costs	*	$465,684	$—	$—	$—	$465,684
ANDA acquisition costs	Indefinite	6,168,351	—	—	—	6,168,351
		$6,634,035	$—	$—	$—	$6,634,035

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	March 31, 2020
	Estimated	Gross
	Useful	Carrying			Accumulated	Net Book
	Life	Amount	Additions	Reductions	Amortization	Value
Patent application costs	*	$465,684	$—	$—	$—	$465,684
ANDA acquisition costs	Indefinite	6,168,351	—	—	—	6,168,351
		$6,634,035	$—	$—	$—	$6,634,035

*	Patent application costs were incurred in relation to the Company’s abuse deterrent opioid technology. Amortization of the patent costs will begin upon the issuance of marketing authorization by the FDA. Amortization will then be calculated on a straight-line basis through the expiry of the related patent(s).

NOTE 5. NJEDA BONDS

During August 2005, the Company refinanced a bond issue occurring in 1999 through the issuance of Series A and B Notes tax-exempt bonds (the “NJEDA Bonds” and/or “Bonds”). During July 2014, the Company retired all outstanding Series B Notes, at par, along with all accrued interest due and owed.

In relation to the Series A Notes, the Company is required to maintain a debt service reserve. The debt service reserve is classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets. The NJEDA Bonds require the Company to make an annual principal payment on September 1st based on the amount specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal. The annual interest rate on the Series A Note is 6.5%. The NJEDA Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced bonds.

The following tables summarize the Company’s bonds payable liability:

	June 30, 2020	March 31, 2020
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,575,000	$1,575,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(105,000)	(105,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,470,000	$1,470,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(210,310)	(206,765)
Bond offering costs, net	$144,144	$147,689

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$105,000	$105,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$90,822	$90,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	1,470,000	$1,470,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(129,966)	(133,511)
Long term portion of bonds payable, net of bond offering costs	$1,340,034	$1,336,489

Amortization expense was $3,545 for the three months ended June 30, 2020 and 2019.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	June 30, 2020	March 31, 2020
Equipment and insurance financing loans payable, between 3.5% and 12.73% interest and maturing between July 2020 and December 2023	$1,062,389	$1,025,452
Loans received pursuant to the Payroll Protection Program Term Note	1,013,480	—
Less: Current portion of loans payable	(479,864)	(561,550)
Long-term portion of loans payable	$1,596,005	$463,902

The interest expense associated with the loans payable was $17,880 and $24,087 for the three months ended June 30, 2020 and 2019, respectively.

2020 Paycheck Protection Program Term Note

In April 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Note”) with TD Bank, NA in the amount of $1,013,480. The PPP Note was issued to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). Under the Program, all or a portion of the PPP Note may be forgiven in accordance with the Program requirements. The PPP Note carries a maturity date of April 2022, at a 1% interest rate. No payments are required for six months from the date of issuance. The amount of the forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the Program, including the provisions of the CARES Act. No more than 25% of the amount forgiven can be attributable to non-payroll costs, as defined in the Program.

NOTE 7. RELATED PARTY SECURED PROMISSORY NOTE WITH MIKAH PHARMA LLC

For consideration of the assets acquired on May 15, 2017, the Company issued a Secured Promissory Note (the “Note”) to Mikah for the principal sum of $1,200,000. The Note matures on December 31, 2020 at which time the Company shall pay the outstanding principal balance of the Note. Interest shall be computed on the unpaid principal amount at the per annum rate of ten percent (10%); provided, upon the occurrence of an Event of Default as defined within the Note, the principal balance shall bear interest from the date of such occurrence until the date of actual payment at the per annum rate of fifteen percent (15%). All interest payable hereunder shall be computed on the basis of actual days elapsed and a year of 360 days. Installment payments of interest on the outstanding principal shall be paid as follows: quarterly commencing August 1, 2017 and on November 1, February 1, May 1 and August 1 of each year thereafter. No principal or interest payments have been made on the Note since its issuance. All unpaid principal and accrued but unpaid interest shall be due and payable in full on the Maturity Date. The interest expense associated with the Note was $30,000 for the three months ended June 30, 2020 and 2019. Accrued interest due and owing on this note was $375,000 and $345,000 as of June 30, 2020 and March 31, 2020, respectively.

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $68,891 as of June 30, 2020, were comprised of a current component of $13,333 and a long-term component of $55,558. Deferred revenues in the aggregate amount of $238,891 as of March 31, 2020, were comprised of a current component of $180,000 and a long-term component of $58,891. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

The Company recognizes a right-of-use asset, which represents the Company’s right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments arising over the lease term. The present value of the lease payments is calculated using either the implicit interest rate in the lease or an incremental borrowing rate.

Lease assets and liabilities are classified as follows on the condensed consolidated balance sheet:

Lease	Classification	As of June 30, 2020
Assets
Operating	Operating lease – right-of-use asset	$313,750
Total leased assets		$313,750

Liabilities
Current
Operating	Lease obligation – operating lease	$212,447

Long-term
Operating	Lease obligation – operating lease, net of current portion	112,237
Total lease liabilities		$324,684

Rent expense is recorded on the straight-line basis. Rent expense under the 135 Ludlow Ave. modified lease for the three months ended June 30, 2020 and 2019 was $55,986 and $54,888, respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations.

The table below show the future minimum rental payments, exclusive of taxes, insurance and other costs, under the 135 Ludlow Ave. modified lease:

Years ending March 31,	Amount
2021	$169,077
2022	171,315
Total future minimum lease payments	340,392
Less: interest	(15,708)
Present value of lease payments	$324,684

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The weighted-average remaining lease term and the weighted-average discount rate of our lease was as follows:

Lease Term and Discount Rate	June 30, 2020
Remaining lease term (years)
Operating leases	1.5

Discount rate
Operating leases	6%

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations . The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of June 30, 2020, and March 31, 2020, the Company had a liability of $35,976 and $35,442, respectively and recorded as a component of other long-term liabilities.

NOTE 10. PREFERRED STOCK

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, 24.0344 shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of June 30, 2020.

The issued shares were pursuant to an Exchange Agreement with Nasrat Hakim, (“Hakim”) a related party and the Company’s President, CEO and Chairman of the Board of Directors Pursuant to the Exchange Agreement the Company exchanged 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of common stock at $0.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of common stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of common stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2020 (See Note 11).

Each Series J Preferred is convertible at the option of the holder into shares of common stock. The number of common shares is calculated by dividing the Stated Value of such share of Series J Preferred by the Conversion Price. The conversion price for the Series J Preferred is $0.1521, subject to adjustment as discussed below.

Based on the current conversion price, the Series J Preferred is convertible into 158,017,321 shares of common stock. The conversion price is subject to the following adjustments: (i) stock dividends and splits, (ii) sale or grant of shares below the conversion price, (iii) pro rata distributions; or (iv) fundamental changes (merger, consolidation, or sale of all or substantially all assets).

The holders of the Series J Preferred shall have voting rights on any matter presented to the shareholders of the Company for their action or consideration at any meeting of shareholders of the Company (or by written consent of shareholders in lieu of meeting). Each holder shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series J Preferred held by the holder are convertible as of the record date for determining the shareholders entitled to vote on such matter.

At issuance the Company determined that the Series J Preferred host instrument was more akin to equity than debt and that the above identified conversion feature, subject to adjustments, was clearly and closely related to the host instrument, and accordingly bifurcation and classification of the conversion feature as a derivative liability was not required. The Company has accounted for the Series J Preferred as contingently redeemable preferred stock for which redemption is not probable. The Series J Preferred was initially measured at its fair value, $13,903,960 at April 28, 2017.

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

On June 23, 2020, the Company held a Special Meeting of Shareholders, with such including a proposal for shareholders to again vote on the above referenced amendment to the Company’s Articles of Incorporation. This proposal was also passed by shareholder vote.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS – WARRANTS

The Company evaluates and accounts for its freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities.

The Company issued warrants, with a term of ten years, to affiliates in connection with an exchange agreement dated April 28, 2017, as further described in this note below.

A summary of warrant activity is as follows:

	June 30, 2020		March 31, 2020
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	79,008,661	$0.1521	79,008,661	$0.1521

Warrants granted pursuant to the issuance of Series J convertible preferred shares	—		—	$—

Warrants exercised, forfeited and/or expired, net	—		—	$—

Balance at end of period	79,008,661	$0.1521	79,008,661	$0.1521

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

The Series J Warrants are exercisable for a period of 10 years from the date of issuance, commencing April 28, 2020. The initial exercise price is $0.1521 per share and the Series J Warrants can be exercised for cash or on a cashless basis. The exercise price is subject to adjustment for any issuances or deemed issuances of common stock or common stock equivalents at an effective price below the then exercise price. Such exercise price adjustment feature prohibits the Company from being able to conclude the warrants are indexed to its own stock and thus such warrants are classified as liabilities and measured initially and subsequently at fair value. The Series J Warrants also provide for other standard adjustments upon the happening of certain customary events.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the warrants issued by the Company pursuant to the issuance of Series J convertible preferred shares (79,008,661 warrant shares) was calculated using a Black-Scholes model instead of a Monte Carlo Simulation because the probability with the shareholder approval provisions was no longer a factor. The following assumptions were used in the Black-Scholes model to calculate the fair value of warrants issued by the Company pursuant to the issuance of Series J convertible preferred shares (79,008,661 warrant shares):

	June 30, 2020	March 31, 2020
Fair value of the Company’s common stock	$0.0830	$0.0720
Volatility	84.73%	83.81%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	6.8	7.1
Risk free rate	0.49%	0.55%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the three months ended June 30, 2020 were as follows:

Balance at March 30, 2020	$3,599,378
Change in fair value of derivative financial instruments - warrants	658,593
Balance at June 30, 2020	$4,257,971

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

During the three months ended June 30, 2020, there were no shares sold to Lincoln Park pursuant to the 2017 LPC Agreement. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement. During the three months ended June 30, 2019, a total of 4,000,000 shares were sold to Lincoln Park pursuant to the 2017 LPC Agreement for net proceeds totaling $340,300. In addition, 47,136 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement.

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

During the three months ended June 30, 2020, the Company did not issue any shares of common stock to its Directors in payment of director’s fees.

During the three months ended June 30, 2020, the Company accrued director’s fees totaling $22,500, which will be paid via cash payments totaling $7,500 and the issuance of 179,518 shares of Common Stock.

As of June 30, 2020, the Company owed its Directors a total of $75,000 in cash payments and 1,729,860 shares of Common Stock in payment of director fees totaling $150,000 due and owing. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

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

During the three months ended June 30, 2020, the Company issued 574,597 shares of Common Stock in payment of salaries totaling $50,000 pursuant to the employment contract of the Company’s Executive Vice President of Operations. During the three months ended June 30, 2020, the Company did not issue any shares pursuant to the engagement contracts with certain consultants.

During the three months ended June 30, 2020, the Company accrued salaries totaling $201,250 owed to the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees which will be paid via the issuance of 2,407,767 shares of Common Stock.

As of June 30, 2020, the Company owed its President and Chief Executive Officer, Chief Financial Officer and certain other employees’ salaries totaling $2,462,500 which will be paid via the issuance of 26,668,099 shares of Common Stock.

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

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2020	5,375,000	$0.14	4.1	$6,000
Forfeited and expired	—
Outstanding at June 30, 2020	5,375,000	$0.14	3.8	$6,000
Exercisable at June 30, 2020	4,953,334	$0.14	3.8	$6,000

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company common stock as of June 30, 2020 and March 31, 2020 of $0.06 and $0.07, respectively.

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for substantially all the Company’s revenues for the three months ended June 30, 2020. These two customers accounted for approximately 73% and 19% of revenues each, respectively.

Four customers accounted for substantially all the Company’s revenues for the three months ended June 30, 2019. These four customers accounted for approximately 39%, 30%, 14% and 12% of revenues each, respectively.

Accounts Receivable

Two customers accounted for substantially all of the Company’s accounts receivable as of June 30, 2020. These two customers accounted for approximately 70% and 14% of accounts receivable each, respectively.

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2020. These four customers accounted for approximately 73%, 13%, 8%, and 5% of accounts receivable each, respectively.

Purchasing

Three suppliers accounted for more than 81% of the Company’s purchases of raw materials for the three months ended June 30, 2020. These three suppliers accounted for approximately 63%, 14% and 4% of purchases each, respectively.

Three suppliers accounted for more than 83% of the Company’s purchases of raw materials for the three months ended June 30, 2019. These three suppliers accounted for approximately 49%, 19%, and 15% of purchases each, respectively.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended June 30,
	2020	2019
Operating Income (Loss) by Segment
ANDA	$1,869,491	$(652,395)
NDA	153,784	207,704
	$2,023,275	$(444,691)

The table below reconciles the Company’s operating income (loss) by segment to income from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended June 30,
	2020	2019
Operating income (loss) by segment	$2,023,275	$(444,691)
Corporate unallocated costs	(585,032)	(207,117)
Interest income	276	3,046
Interest expense and amortization of debt issuance costs	(79,431)	(97,670)
Depreciation and amortization expense	(327,617)	(330,953)
Significant non-cash items	(241,936)	(164,944)
Change in fair value of derivative instruments	(658,593)	1,522,031
Income from operations	$130,942	$279,702

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

NOTE 19. MANUFACTURING, LICENSE AND DEVELOPMENT AGREEMENTS

The Company has entered into the following active agreements:

●	License agreement with Precision Dose, dated September 10, 2010 (the “Precision Dose License Agreement”);
●	Development and License Agreement with SunGen (the “SunGen Agreement”);
●	Strategic Marketing Alliance with Glenmark Pharmaceuticals, Inc. USA dated May 29, 2018 (the “Glenmark Alliance”)
●	Strategic Marketing Alliance with Lannett Company. Inc. dated March 11, 2019 (the “Lannett-SunGen Product Alliance”); and
●	Strategic Marketing Alliance with Lannett Company. Inc. dated April 9, 2019 (the “Lannett-Elite Product Alliance”).

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

The SunGen Agreement provides for the research, development, sales and marketing of eight generic pharmaceutical products. Two of the products are classified as CNS stimulants (the “CNS Products”), two of the products are classified as beta blockers and the remaining four products consist of antidepressants, antibiotics and antispasmodics. To date, the Company has filed ANDAs with the FDA for the two CNS Products and one antibiotic identified in the SunGen Agreement. The Company received FDA approval of the ANDA filed for the first CNS Product in December 2018 and achieved commercial launch in April 2019, with such product being marketed pursuant to the Lannett Alliance. The Company received FDA approval of the ANDA filed for the second CNS Product in December 2019 and achieved commercial launch in March 2020, with such product being marketed pursuant to the Lannett Alliance.

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

On April 3, 2020, Elite and SunGen mutually agreed to discontinue any further joint product development activities under the SunGen Agreement, with joint development of the remaining generic pharmaceutical products identified in the SunGen Agreement being discontinued.

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

NOTE 20. RELATED PARTY AGREEMENTS WITH MIKAH PHARMA LLC

On December 3, 2018, the Company executed a development agreement with Mikah, pursuant to which Mikah and the Company will collaborate to develop and commercialize generic products including formulation development, analytical method development, bioequivalence studies and manufacture of development batches of generic products. As of the date of this report, the Company has incurred costs which are $53,214 in excess of advanced payments received to date from Mikah. This balance due from Mikah is included in the financial statement line of prepaid expenses and other current assets on the accompanying consolidated balance sheet.

NOTE 21. INCOME TAXES

Sale of New Jersey Net Operating Loss

In April 2020, Elite Laboratories Inc., a wholly owned subsidiary of Elite Pharmaceuticals Inc., received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $607,635 relating to New Jersey net operating losses and net tax benefits of $338,772, relating to R&D tax credits. The Company sold the net tax benefits approved for sale for total proceeds of $946,407.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 22. COVID-19 UPDATE

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

Manufacturing and Supply Chain

During the three months ended June 30, 2020, and as of the date of this Quarterly Report on Form 10-Q, the Company has not experience material, detrimental issues related to COVID-19 in our manufacturing, supply chain, quality assurance and regulatory compliance activities, and have been able to operate without interruption. The Company has taken, and plan to continue to take, commercially practical measures to keep our facility open. Our supply chains remain intact and operational, and the Company is in regular communications with our suppliers and third-party partners. Please note, however, that a prolonging of the current situation relating to COVID-19 may result in an increased risk of interruption in our supply chain in the future, with no assurances given as the materiality of such future interruption on our business, financial condition, results of operations and cash flows.

NOTE 23. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet date through August 14, 2020 and identified the following material subsequent events:

Lincoln Park Capital Transaction - July 8, 2020 Purchase Agreement

On July 8, 2020, the Company entered into a purchase agreement (the “2020 LPC Purchase Agreement”), and a registration rights agreement (the “2020 LPC Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $25.0 million of the Company’s common stock, $0.001 par value per share, from time to time over the term of the 2020 LPC Purchase Agreement, at the Company’s direction.

Under the terms and subject to the conditions of the 2020 LPC Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $25.0 million of the Company’s Common Stock. Sales of Common Stock by the Company, if any, will be subject to certain limitations set forth in the 2020 LPC Purchase Agreement, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on July 27, 2020, the date that the registration statement covering the resale of the shares of Common Stock that have been and may be issued under the 2020 LPC Purchase Agreement was declared effective by the Securities and Exchange Commission (the “SEC”) and the other conditions to Lincoln Park’s obligation to purchase such shares set forth in the Purchase Agreement, all of which are outside of Lincoln Park’s control, were satisfied.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Under the 2020 LPC Purchase Agreement, the Company may direct Lincoln Park to purchase up to 500,000 shares of Common Stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 600,000 shares, provided that the closing sale price of the Common Stock is not below $0.15 on the purchase date; (ii) the Regular Purchase may be increased to up to 700,000 shares, provided that the closing sale price of the Common Stock is not below $0.20 on the purchase date; (iii) the Regular Purchase may be increased to up to 800,000 shares, provided that the closing sale price of the Common Stock is not below $0.25 on the purchase date; and (iv) the Regular Purchase may be increased to up to 900,000 shares, provided that the closing sale price of the Common Stock is not below $0.30 on the purchase date. In each case, Lincoln Park’s maximum dollar commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on an agreed upon fixed discount to the prevailing market prices of the Company’s Common Stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases and as additional accelerated purchases if the closing sale price of the Common Stock is not less than $0.03 per share at such times as set forth in the 2020 LPC Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock. The above-referenced share amount limitations and closing sale price thresholds are subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the 2020 LPC Purchase Agreement.

Lincoln Park has no right to require the Company to sell any shares of Common Stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to satisfaction of the conditions set forth in the 2020 LPC Purchase Agreement. Actual sales of shares of Common Stock to Lincoln Park will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. In all instances, the Company may not sell shares of its Common Stock to Lincoln Park under the 2020 LPC Purchase Agreement if it would result in Lincoln Park beneficially owning more than 4.99% of its Common Stock.

The net proceeds under the 2020 LPC Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. The Company expects that any proceeds received by the Company from such sales to Lincoln Park will be used for research and product development, general corporate purposes and working capital requirements.

As consideration for Lincoln Park’s irrevocable commitment to purchase Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the 2020 LPC Purchase Agreement, upon execution of the 2020 LPC Purchase Agreement, the Company issued to Lincoln Park 5,975,857 shares of Common Stock as commitment shares, and the Company has agreed to issue up to 5,975,857 additional shares of Common Stock as additional commitment shares, on a pro rata basis at such times during the term of the 2020 LPC Purchase Agreement as the Company may direct Lincoln Park to purchase shares of Common Stock under the 2020 LPC Purchase Agreement.

The Company has agreed with Lincoln Park that it will not enter into any “variable rate” transactions as defined in the 2020 LPC Purchase Agreement with any third party for a period set forth in the 2020 LPC Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s Common Stock.

The 2020 LPC Purchase Agreement and the 2020 LPC Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the 2020 LPC Purchase Agreement at any time, at no cost or penalty. During any “event of default” under the 2020 LPC Purchase Agreement, all of which are outside of Lincoln Park’s control, Lincoln Park does not have the right to terminate the 2020 LPC Purchase Agreement; however, the Company may not deliver a notice directing Lincoln Park to make purchases of Common Stock, until such event of default is cured. In addition, in the event of bankruptcy proceedings by the Company, the 2020 LPC Purchase Agreement will automatically terminate. In addition, in the event of bankruptcy proceedings against the Company, the 2020 LPC Purchase Agreement will terminate if the proceedings are not discharged within 90 days.

The Company did not issue any shares of its common stock pursuant to the 2020 LPC Purchase Agreement during the three months ended June 30, 2020. As noted above subsequent to June 30, 2020, the Company issued an aggregate of 5,975,857 shares of Common Stock to Lincoln Park as initial commitment shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

COMPARED TO THE

THREE MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

The following discussion of our financial condition and results of operations for the three months ended June 30, 2020 and 2019 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2020. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Commercial Products

We own, license, contract manufacture or have contractual rights to receive royalties from the following products currently approved for commercial sale:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	n/a	Cardiovascular	January 2015
Oxycodone HCl Immediate Release 5mg, 10mg, 15mg, 20mg and 30mg tablets (“OXY IR 5mg”, “Oxy IR 10mg”, “Oxy IR 15mg”, “OXY IR 20mg” and “Oxy IR 30mg”)	Roxycodone®	Pain	March 2016
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Immediate Release 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg tablets (“Amphetamine IR 5mg”, “Amphetamine IR 7.5mg”, “Amphetamine IR 10mg”, “Amphetamine IR 12.5mg”, “Amphetamine IR 15mg”, “Amphetamine IR 20mg” and “Amphetamine IR 30mg”)	Adderall®	Central Nervous System (“CNS”) Stimulant	April 2019
Dantrolene Sodium Capsules 25mg, 50mg and 100mg (“Dantrolene 25mg”, “Dantrolene 50mg”, “Dantrolene 100mg”)	Dantrium®	Muscle Relaxant	June 2019
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Extended Release 5mg, 10mg, 15mg, 20mg, 25mg, and 30mg capsules (“Amphetamine ER 5mg”, “Amphetamine ER 10mg”, “Amphetamine ER 15mg”, “Amphetamine ER 20mg”, “Amphetamine ER 25mg”, and “Amphetamine ER 30mg”)	Adderall XR®	Central Nervous System (“CNS”) Stimulant	March 2020

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

Phentermine 15mg and Phentermine 30mg are currently being manufactured by Elite and distributed by TAGI under the Precision Dose License Agreement..

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

Isradipine 2.5mg and Isradipine 5mg

The approved ANDAs for Isradipine 2.5mg and Isradipine 5mg were acquired by Elite in 2013.

Isradipine 2.5mg and Isradipine 5mg are currently a commercial product being manufactured by Elite at the Northvale Facility and distributed by Glenmark, on an exclusive basis.

Oxycodone 5mg, Oxycodone 10mg, Oxycodone 15mg, Oxycodone 20mg and Oxycodone 30mg (“Oxy IR”)

We received notification from Epic in October 2015 of the approval by the FDA of Epic’s ANDA for Oxy IR which is owned by Epic. This product was an Identified IR Product in the Epic Strategic Alliance Agreement Dated March 18, 2009 (the “Epic Strategic Alliance”). Oxy IR was developed at the Northvale Facility pursuant to the Epic Strategic Alliance, in which we are entitled to a Product Fee of 15% of Profits through March 2026, as defined in the Epic Strategic Alliance. The first commercial sale of Oxy IR occurred in March 2016, and sales by Epic of this product are ongoing.

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

Filed products under FDA review

SequestOx™ Immediate Release Oxycodone with sequestered Naltrexone

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

Generic version of an antibiotic product

On January 3, 2019, the Company filed an ANDA with the FDA for a generic version of an antibiotic product. According to IQVIA (formerly QuintilesIMS Health) data, the branded product for this antibiotic and its equivalents had total annual U.S. sales of approximately $85 million for the twelve months ending September 30, 2019. The product is jointly owned by Elite and SunGen Pharma LLC. Upon approval by the FDA of this ANDA, Elite will manufacture and package the product on a cost-plus basis. The ANDA is currently under review by the FDA.

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

Discontinued and Transferred Products

As part of standard operating practices, the Company, from time to time, as relevant, conducts evaluations of all ANDAs owned, consisting, without limitation, of ANDAs acquired or approved prior to June 30, 2020. Such evaluations include, without limitation, costs and benefits relating to each ANDA owned, with such costs including those fees required under the FDA’s Generic Drug User Fee Amendment (“GDUFA”) which is significantly influenced by the number of ANDAs owned, and other costs and benefits taking into consideration various specific market factors for each ANDA. Those ANDAs with a cost/benefit profile not consistent with management criteria for continuation are identified for disposition and effort is made to determine the optimal course of action to achieve disposition of the ANDA.

There were no approved ANDAs identified for such disposition.

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

There can be no assurances that there will be future revenues or profits, earned pursuant to the SunGen Agreement, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure the marketing authorizations for products included in the SunGen Agreement or provide sufficient financial contributions to support costs of operations and overheads.

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

There can be no assurances that there will be future revenues or profits, earned pursuant to the Glenmark Alliance, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure the marketing authorizations for products included in the Glenmark Alliance or provide sufficient financial contributions to support costs of operations and overheads.

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

Please note that, while the FDA is required to review applications within certain timeframes, during the review process, the FDA frequently requests that additional information be submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process. Until an NDA is actually approved, there can be no assurances that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of our developed products are also subject to FDA regulation. Based on the foregoing, it is impossible to anticipate the amount of time that will be needed to obtain FDA approval to market any product. In addition, there can be no assurances of the Company filing the required application(s) with the FDA or of the FDA approving such application(s) if filed, and the Company’s ability to successfully develop and commercialize products incorporating its abuse deterrent technology is subject to a high level of risk as detailed in “Item 1A-Risk Factors-Risks Related to our Business” of the Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

Terminated Agreements

Terminated Agreement 2015 SequestOx™ License Agreement

On June 4, 2020, the 2015 SequestOx™ License Agreement terminated in accordance with the terms of the agreement.

Other Business Factors and Details

COVID-19

Please see the risk factor titled “Widespread health problems, including the recent global COVID-19 pandemic, natural disasters or other unexpected events could materially and adversely affect our business” included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 29, 2020 (the “2020 Form 10-K”).

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

NDAs and ANDAs under Section 505(b) of the Drug Price Competition Act

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

Please see the Risk Factor in Part I, Item 1A to our 2020 Form 10-K entitled “We are dependent on a small number of suppliers for our raw materials and any delay or unavailability of raw materials can materially adversely affect our ability to produce products”.

Dependence on One or a Few Major Customers

Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues, therefore the termination or restructuring of a contract with a customer may result in the loss of material amount or substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have agreements with Lannett, Glenmark and Precision Dose for the licensing, sales and distribution of products that we manufacture. We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products. Please see the Risk Factor in Part I, Item 1A to our 2020 Form 10-K entitled “We depend on a limited number of customers and any reduction, delay or cancellation of an order from these customers or the loss of any of these customers could cause our revenue to decline.”

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

Three months ended June 30, 2020 compared to June 30, 2019

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended June 30,		Change
	2020	2019	Dollars	Percentage
Manufacturing fees	$6,637,239	$2,927,358	$3,709,881	127%
Licensing fees	901,505	431,882	469,623	109%
Total revenue	7,538,744	3,359,240	4,179,504	124%
Cost of revenue	4,562,350	2,060,286	2,502,064	121%
Gross profit	$2,976,394	$1,298,954	$1,677,440	129%

Gross profit - percentage	39%	39%

Total revenues for the three-month period ended June 30, 2020 increased by $4.2 million or 124%, to $7.5 million, as compared to $3.4 million, for the corresponding period in 2019 primarily due to revenues earned from Amphetamine ER Tablets which was launched during the current fiscal year and increased sales of Amphetamine IR Tablets, Isradipine and Phentermine during the three month period ended June 30, 2020 as compared to the comparable period of the prior fiscal year.

Manufacturing fees increased by $3.7 million, or 127%, primarily due to revenues earned from the manufacture of Amphetamine ER Tablets which was launched during the current fiscal year and increased sales of Amphetamine IR Tablets, Isradipine and Phentermine during the three month period ended June 30, 2020 as compared to the comparable period of the prior fiscal year.

Licensing fees increased by $0.5 million, or 109%. This increase is primarily due to license fees earned from in-market sales of Amphetamine ER Tablets, which were launched during the current fiscal year and increased fees earned from in-market sales of Amphetamine IR Tablets during the three months ended June 30, 2020 as compared to the comparable period of the prior fiscal year.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $2.5 million or 121%, to $4.6 million as compared to $2.1 million for the corresponding period in the prior fiscal year. This increase was due in large part to the increase in manufacturing revenues as compared to the comparable period of the prior fiscal year, which have a strong positive correlation to these costs of revenues.

Our gross profit margin was 39% during the three months ended June 30, 2020 as compared to 39% during the comparable period of the prior fiscal year.

Operating expenses:

	For the Three Months Ended June 30,		Change
	2020	2019	Dollars	Percentage
Operating expenses:
Research and development	$943,879	$1,408,036	$(464,157)	-33%
General and administrative	868,777	681,476	187,301	27%
Non-cash compensation	5,521	26,194	(20,673)	-79%
Depreciation and amortization	327,617	330,953	(3,336)	-1%
Total operating expenses	$2,145,794	$2,446,659	$(300,865)	-12%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three months ended June 30, 2020 decreased by $0.3 million, or 12%, to $2.1 million as compared to $2.4 million for the corresponding period in the prior fiscal year.

Research and development costs for the three months ended June 30, 2020 were $0.9 million, a decrease of $0.5 million, or 33%, from $1.4 million of such costs for the comparable period of the prior year. The decrease was a result of the timing and nature of product development activities during the three month period ended June 30, 2020 as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the three months ended June 30, 2020 were $0.9 million, an increase of $0.2 million, or 27% from $0.7 million of such costs for the comparable period of the prior year with such increase being attributed in large part to increased costs and headcounts relating to regulatory compliance and laboratory activities being in excess of ongoing cost reduction initiatives.

Non-cash compensation expense for the three months ended June 30, 2020 and 2019 was $0.01 million and $0.03 million, respectively.

Depreciation and amortization expenses for the three months ended June 30, 2020 were $0.3 million, which was virtually unchanged from $0.3 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our operating profit for the three months ended June 30, 2020 was $0.8 million, compared to an operating loss of $1.1 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Three Months Ended June 30,		Change
	2020	2019	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(79,431)	$(97,670)	$18,239	-19%
Gain on sale of fixed assets	38,090	—	38,090	n/a
Change in fair value of derivative instruments	(658,593)	1,522,031	(2,180,624)	-143%
Interest income	276	3,046	(2,770)	-91%
Other (expense) income, net	$(699,658)	$1,427,407	$(2,127,065)	-149%

Other (expense) income, net for the three months ended June 30, 2020 was a net other expense of $0.7 million, a decrease of $2.1 million from the net other income of $1.4 million for the comparable period of the prior fiscal year. The decrease in other income (expense) was due to derivative income relating to changes in the fair value of our outstanding warrants during the three months ended June 30, 2020. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock. Please see Note 10 to the Unaudited Condensed Consolidated Financial Statements above.

As a result of the foregoing, our net income before the net benefit from sale of net operating loss credits for the three months ended June 30, 2020 was $0.1 million, compared to $0.3 million for the comparable period of the prior fiscal year.

Change in value of convertible preferred share mezzanine equity:

There were no changes in the value of our convertible preferred stock, which is included in the calculation of net loss attributable to common shareholders for the three months ended June 30, 2020, and June 30, 2019.

Liquidity and Capital Resources

Capital Resources

	June 30, 2020	March 31, 2020	Change
Current assets	$13,251,094	$10,251,279	$2,999,815
Current liabilities	$8,635,261	$8,639,548	$(4,287)
Working capital	$4,615,833	$1,611,731	$3,004,102

Our working capital (total current assets less total current liabilities) increased by $3.0 million from $1.6 million as of March 31, 2020 to $4.6 million as of June 30, 2020, with such increase being primarily related to the net income of $1.1 million and a net positive cash flow of .$1.7 million achieved during the three months ended June 30, 2020.

Summary of Cash Flows:

	For the Three Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$807,423	$188,273
Net cash provided by (used in) investing activities	$37,276	$(2,978)
Net cash provided by financing activities	$811,404	$114,010

Net cash provided by operating activities for the three months ended June 30, 2020 was $0.8 million, which included net income of $1.1 million, offset by increases in assets/decreases in liabilities totaling $1.5 million and increased by non-cash expenses totaling $1.2 million.

Net cash provided by investing activities for the three months ended June 30, 2020 was $0.04 million.

Net cash provided by financing activities was $0.8 million for the three months ended June 30, 2020 which consist primarily of proceeds from the payroll protection program loan offset by loan payments.

Lincoln Park Capital - May 1, 2017 Purchase Agreement

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

The 2017 LPC Purchase Agreement expired on July 1, 2020, in accordance with its terms and conditions.

The Company did not issue any shares of its common stock pursuant to the 2017 LPC Purchase Agreement during the three months ended June 30, 2020.

Lincoln Park Capital – July 8, 2020 Purchase Agreement

On July 8, 2020, the Company entered into a purchase agreement (the “2020 LPC Purchase Agreement”), and a registration rights agreement (the “2020 LPC Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $25.0 million of the Company’s common stock, $0.001 par value per share, from time to time over the term of the 2020 LPC Purchase Agreement, at the Company’s direction.

Under the terms and subject to the conditions of the 2020 LPC Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $25.0 million of the Company’s Common Stock. Sales of Common Stock by the Company, if any, will be subject to certain limitations set forth in the 2020 LPC Purchase Agreement, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on July 27, 2020, the date that the registration statement covering the resale of the shares of Common Stock that have been and may be issued under the 2020 LPC Purchase Agreement was declared effective by the Securities and Exchange Commission (the “SEC”) and the other conditions to Lincoln Park’s obligation to purchase such shares set forth in the Purchase Agreement, all of which are outside of Lincoln Park’s control, were satisfied.

Under the 2020 LPC Purchase Agreement, the Company may direct Lincoln Park to purchase up to 500,000 shares of Common Stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 600,000 shares, provided that the closing sale price of the Common Stock is not below $0.15 on the purchase date; (ii) the Regular Purchase may be increased to up to 700,000 shares, provided that the closing sale price of the Common Stock is not below $0.20 on the purchase date; (iii) the Regular Purchase may be increased to up to 800,000 shares, provided that the closing sale price of the Common Stock is not below $0.25 on the purchase date; and (iv) the Regular Purchase may be increased to up to 900,000 shares, provided that the closing sale price of the Common Stock is not below $0.30 on the purchase date. In each case, Lincoln Park’s maximum dollar commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on an agreed upon fixed discount to the prevailing market prices of the Company’s Common Stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases and as additional accelerated purchases if the closing sale price of the Common Stock is not less than $0.03 per share at such times as set forth in the 2020 LPC Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock. The above-referenced share amount limitations and closing sale price thresholds are subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the 2020 LPC Purchase Agreement.

Lincoln Park has no right to require the Company to sell any shares of Common Stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to satisfaction of the conditions set forth in the 2020 LPC Purchase Agreement. Actual sales of shares of Common Stock to Lincoln Park will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. In all instances, the Company may not sell shares of its Common Stock to Lincoln Park under the 2020 LPC Purchase Agreement if it would result in Lincoln Park beneficially owning more than 4.99% of its Common Stock.

The net proceeds under the 2020 LPC Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. The Company expects that any proceeds received by the Company from such sales to Lincoln Park will be used for research and product development, general corporate purposes and working capital requirements.

As consideration for Lincoln Park’s irrevocable commitment to purchase Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the 2020 LPC Purchase Agreement, upon execution of the 2020 LPC Purchase Agreement, the Company issued to Lincoln Park 5,975,857 shares of Common Stock as commitment shares, and the Company has agreed to issue up to 5,975,857 additional shares of Common Stock as additional commitment shares, on a pro rata basis at such times during the term of the 2020 LPC Purchase Agreement as the Company may direct Lincoln Park to purchase shares of Common Stock under the 2020 LPC Purchase Agreement.

The Company has agreed with Lincoln Park that it will not enter into any “variable rate” transactions as defined in the 2020 LPC Purchase Agreement with any third party for a period set forth in the 2020 LPC Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s Common Stock.

The 2020 LPC Purchase Agreement and the 2020 LPC Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the 2020 LPC Purchase Agreement at any time, at no cost or penalty. During any “event of default” under the 2020 LPC Purchase Agreement, all of which are outside of Lincoln Park’s control, Lincoln Park does not have the right to terminate the 2020 LPC Purchase Agreement; however, the Company may not deliver a notice directing Lincoln Park to make purchases of Common Stock, until such event of default is cured. In addition, in the event of bankruptcy proceedings by the Company, the 2020 LPC Purchase Agreement will automatically terminate. In addition, in the event of bankruptcy proceedings against the Company, the 2020 LPC Purchase Agreement will terminate if the proceedings are not discharged within 90 days.

The Company did not issue any shares of its common stock pursuant to the 2020 LPC Purchase Agreement during the three months ended June 30, 2020. As noted above, subsequent to June 30, 2020, the Company issued an aggregate of 5,975,857 shares of Common Stock to Lincoln Park as initial commitment shares.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by the Quarterly Report on Form 10-Q, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control (“COSO”). Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes, subsequent to those identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 29, 2020, in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the end of the period covered by this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Litigation

There have been no material developments in any of the legal proceedings discussed in Item 3 of our 2020 Form 10-K.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Nasrat Hakim, the holder of all of the Series J convertible preferred stock and the Series J common stock purchase warrant, waived any rights he may have pursuant to the anti-dilution provisions of these Series J securities with regard to transactions effected under the 2020 LPC Purchase Agreement.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

3.1(c)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(d)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

3.1(e)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.

3.1(f)	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2020 and filed with the SEC on June 24, 2020.

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 23, 2020 and filed with the SEC on April 23, 2020.

4.1	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.2	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.3	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.4	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.5	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.6	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.9	Strategic Alliance Agreement, dated as of March 18, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 18, 2009 and filed with the SEC on March 23, 2009.

10.10	Amendment to Strategic Alliance Agreement, dated as of April 30, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 30, 2009 and filed with the SEC on May 6, 2009.

10.11	Second Amendment to Strategic Alliance Agreement, dated as of June 1, 2009, by and among the Company, Epic Pharma, LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 1, 2009, and filed with the SEC on June 5, 2009.

10.12	Third Amendment to Strategic Alliance Agreement, dated as of Aug 18, 2009, by and among the Company, Epic Pharma LLC and Epic Investments, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ending June 30, 2009 and filed with the SEC on August 19, 2009.

10.13	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.

10.14	Elite Pharmaceuticals Inc. 2009 Equity Incentive Plan, as adopted November 24, 2009, incorporated by reference to Exhibit 10.1 to the Registration Statement Under the Securities Act of 1933 on Form S-8, dated December 18, 2009 and filed with the SEC on December 22, 2009.

10.15	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.16	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.17	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.18	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A, dated August 1, 2013 and filed with the SEC on July 31. 2020

10.19	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.20	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.21	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.22	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.23	February 7, 2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.24	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.

10.25	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.26	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.27	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on July 11, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.28	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.

10.29	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.30	Purchase Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.31	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.

10.32	April 28, 2017 Exchange Agreement between the Company and Nasrat Hakim, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28. 2017.

10.33	May 2017 Trimipramine Acquisition Agreement from Mikah Pharma, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.34	May 2017 Secured Promissory Note from the Company to Mikah Pharma, incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.35	May 2017 Security Agreement between the Company to Mikah Pharma, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.36	May 2017 Assignment of Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.37	May 2017 Assignment of Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.38	Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.39	Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.40	Master Development and License Agreement For Products Between Elite Pharmaceuticals, Inc. And SunGen dated July 6, 2017, incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.41	First Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.42	Second Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.43	May 22, 2018 License, Manufacturing and Supply Agreement with Glenmark Pharmaceuticals Inc. USA, incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and filed with the SEC on June 14, 2018. (Confidential treatment granted with respect to portions of the Agreement).

10.44	August 1, 2018 Amendment to the Glenmark Pharmaceuticals Inc. USA License, Supply and Distribution Agreement, incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.45	License, Supply And Distribution Agreement effective March 6, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.46	License, Supply And Distribution Agreement effective April 9, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.47	License, Supply And Distribution Agreement effective March 6, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.48	Development Agreement effective December 3, 2018 by and between Mikah Pharma LLC and Elite Laboratories, Inc., incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.49	Asset Purchase Agreement dated November 13, 2019 by and between the Company and Nostrum Laboratories Inc, incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020.

10.50	January 2, 2020 Amendment to the Glenmark Pharmaceuticals Inc. USA License, Supply and Distribution Agreement, incorporated by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.51	Asset Purchase Agreement executed January 16, 2020 by and between the Company and Nostrum Laboratories Inc., incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020.

10.52	Employment Agreement with Douglas Plassche, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2020 and filed with the SEC on June 29, 2020.

10.53	June 21, 2019 Retention Agreement with Douglas Plassche, incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2020 and filed with the SEC on June 29, 2020.

10.54	July 29, 2019 Amendment To The License, Supply And Distribution Agreement Between Elite Pharmaceuticals, Inc./Elite Laboratories, Inc. And Lannett Company, Inc. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)), incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2020 and filed with the SEC on June 29, 2020.

10.55	Purchase Agreement, dated July 8, 2020, by and between the Company and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated July 8, 2020 and filed with the SEC on July 9, 2020.

10.56	Registration Rights Agreement, dated July 8, 2020, by and between the Company and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated July 8, 2020 and filed with the SEC on July 9, 2020.

10.57	Series J Preferred Stock and Series J Common Stock Purchase Warrant anti-dilution waiver *

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

August 14, 2020	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 14, 2020	By:	/s/ Carter J. Ward
Carter J. Ward Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)