Form 10-Q
period 2020-09-30
ELITE PHARMACEUTICALS INC /NV/
filed 2020-11-16
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 1,009,276,752 shares of Common Stock were issued, and 1,009,176,752 shares of Common Stock were outstanding as of November 10, 2020.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$4,365,667	$1,131,728
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	4,075,972	4,106,846
Inventory	4,462,563	4,142,472
Prepaid expenses and other current assets	370,889	870,233
Total current assets	13,275,091	10,251,279

Property and equipment, net of accumulated depreciation of $11,546,074 and $10,957,334, respectively	6,892,376	7,227,648

Intangible assets, net of accumulated depreciation of $-0-, respectively	6,634,035	6,634,035

Operating lease - right-of-use asset	263,455	363,282

Other assets:
Restricted cash - debt service for NJEDA bonds	404,994	404,802
Security deposits	135,967	75,534
Total other assets	540,961	480,336
Total assets	$27,605,918	$24,956,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$589,428	$1,577,860
Accrued expenses	4,508,935	4,821,132
Deferred revenue, current portion	13,333	180,000
Bonds payable, current portion, net of bond issuance costs	95,822	90,822
Loans payable, current portion	386,511	561,550
Lease obligation - operating lease	216,774	208,184
Senior secured promissory note - related party, current portion	1,200,000	1,200,000
Total current liabilities	7,010,803	8,639,548

Long-term liabilities:
Deferred revenue, net of current portion	55,558	58,891
Bonds payable, net of current portion and bond issuance costs	1,233,580	1,336,489
Loans payable, net of current portion	1,558,170	463,902
Lease obligation - operating lease, net of current portion	56,538	167,109
Derivative financial instruments - warrants	3,037,902	3,599,378
Other long-term liabilities	36,519	35,442
Total long-term liabilities	5,978,267	5,661,211
Total liabilities	12,989,070	14,300,759

Shareholders’ equity:
Series J convertible preferred stock; par value of $0.01; 50 shares authorized; 0 issued and outstanding as of September 30, 2020 and 24.0344 issued and outstanding as of March 31, 2020	—	13,903,960
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,009,276,752 shares issued and 1,009,176,752 outstanding as of September 30, 2020; 840,504,367 shares issued and 840,404,367 shares outstanding as of March 31, 2020	1,009,279	840,507
Additional paid-in capital	164,401,909	150,264,605
Treasury stock; 100,000 shares as of September 30, 2020 and March 31, 2020; at cost	(306,841)	(306,841)
Accumulated deficit	(150,487,499)	(154,046,410)
Total shareholders’ equity	14,616,848	10,655,821
Total liabilities and shareholders’ equity	$27,605,918	$24,956,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Manufacturing fees	$6,172,724	$4,169,346	$12,809,963	$7,096,704
Licensing fees	1,227,168	465,641	2,128,673	897,523
Total revenue	7,399,892	4,634,987	14,938,636	7,994,227
Cost of revenue	3,778,496	3,306,256	8,340,846	5,366,542
Gross profit	3,621,396	1,328,731	6,597,790	2,627,685

Operating expenses:
Research and development	1,147,739	637,489	2,091,618	2,045,525
General and administrative	796,966	798,572	1,665,743	1,480,048
Non-cash compensation through issuance of stock options	2,089	15,522	7,610	41,716
Depreciation and amortization	334,345	331,680	661,962	662,633
Total operating expenses	2,281,139	1,783,263	4,426,933	4,229,922

Income (loss) from operations	1,340,257	(454,532)	2,170,857	(1,602,237)

Other income (expense):
Interest expense and amortization of debt issuance costs	(79,753)	(91,465)	(159,184)	(189,135)
Gain on sale of fixed assets	3,400	—	41,490	—
Change in fair value of derivative instruments	1,220,069	(1,053,031)	561,476	469,000
Interest income	89	5,287	365	8,333
Other income (expense), net	1,143,805	(1,139,209)	444,147	288,198

Income (loss) from operations before income taxes	2,484,062	(1,593,741)	2,615,004	(1,314,039)

Income tax expense	(2,500)	(2,000)	(2,500)	(2,000)

Net benefit from the sale of state net operating loss credits	—	—	946,407	—

Net income (loss)	$2,481,562	$(1,595,741)	$3,558,911	$(1,316,039)

Basic net income (loss)	$0.00	$(0.00)	$0.00	$(0.00)

Diluted net income (loss)	$0.00	$(0.00)	$0.00	$(0.00)

Basic weighted average Common Stock outstanding	913,544,660	829,394,203	877,180,630	828,466,951

Diluted weighted average Common Stock outstanding	913,576,523	829,394,203	877,212,493	828,466,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2020	24	$13,903,960	840,504,367	$840,507	$150,264,605	100,000	$(306,841)	$(154,046,410)	$10,655,821

Net income	—	—	—	—	—	—	—	1,077,349	1,077,349
Non-cash compensation through the issuance of employee stock options	—	—	—	—	5,521	—	—	—	5,521
Shares issued in payment of salaries	—	—	574,597	574	49,426	—	—	—	50,000

Balance at June 30, 2020	24	$13,903,960	841,078,964	$841,081	$150,319,552	100,000	$(306,841)	$(152,969,061)	$11,788,691

Net income	—	—	—	—	—	—	—	2,481,562	2,481,562
Conversion of Preferred Stock to Common Stock	(24)	(13,903,960)	158,017,321	158,017	13,745,943	—	—	—	—
Initial commitment shares issued pursuant to the 2020 Lincoln Park purchase agreement	—	—	5,975,857	5,976	463,129	—	—	—	469,105
Common Stock sold pursuant to the 2020 Lincoln Park purchase agreement	—	—	640,543	641	41,582	—	—	—	42,223
Common Stock issued as additional commitment shares pursuant to the 2020 Lincoln Park purchase agreement	—	—	10,094	10	722	—	—	—	732
Costs associated with raising capital	—	—	—	—	(469,837)	—	—	—	(469,837)
Non-cash compensation through the issuance of employee stock options	—	—	—	—	2,089	—	—	—	2,089
Shares issued in payment of Director fees	—	—	1,550,343	1,551	133,449	—	—	—	135,000
Shares issued in payment of salaries	—	—	71,739	71	6,179	—	—	—	6,250
Shares issued in payment of consulting expenses	—	—	1,931,891	1,932	159,101	—	—	—	161,033

Balance at September 30, 2020	—	$—	1,009,276,752	$1,009,279	$164,401,909	100,000	$(306,841)	$(150,487,499)	$14,616,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance as of March 31, 2019	—	—	824,946,559	$824,949	$148,780,087	100,000	$(306,841)	$(151,806,059)	$(2,507,864)

Net income	—	—	—	—	—	—	—	279,702	279,702
Common Stock sold pursuant to the Lincoln Park purchase agreement	—	—	4,000,000	4,000	336,300	—	—	—	340,300
Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	—	—	47,136	47	4,153	—	—	—	4,200
Costs associated with raising capital	—	—	—	—	(4,200)	—	—	—	(4,200)
Non-cash compensation through the issuance of employee stock options	—	—	—	—	26,194	—	—	—	26,194

Balance at June 30, 2019	—	$—	828,993,695	$828,996	$149,142,534	100,000	$(306,841)	$(151,526,357)	$(1,861,668)

Net loss	—	—	—	—	—	—	—	(1,595,741)	(1,595,741)
Common Stock sold pursuant to the Lincoln Park purchase agreement	—	—	3,895,233	3,895	379,692	—	—	—	383,587
Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	—	—	53,132	53	5,915	—	—	—	5,968
Costs associated with raising capital	—	—	—	—	(5,968)	—	—	—	(5,968)
Non-cash compensation through the issuance of employee stock options	—	—	—	—	15,522	—	—	—	15,522

Balance at September 30, 2019	—	$—	832,942,060	$832,944	$149,537,695	100,000	$(306,841)	$(153,122,098)	$(3,058,300)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,558,911	$(1,316,039)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating
Depreciation and amortization	661,961	662,637
Amortization of operating leases - right-of-use assets	99,827	(93,974)
Gain on the disposal of property and equipment	(41,490)	—
Change in fair value of derivative financial instruments - warrants	(561,476)	(469,000)
Non-cash compensation accrued	460,490	492,755
Non-cash compensation through the issuance of employee stock options	7,610	41,716
Non-cash rent expense and lease accretion	1,077	1,036
Change in operating assets and liabilities:
Accounts receivable	30,874	(708,250)
Inventory	(320,091)	783,501
Prepaid expenses and other current assets	488,912	637,485
Accounts payable, accrued expenses and other current liabilities	(1,408,835)	199,714
Deferred revenue and customer deposits	(170,000)	(601,036)
Lease obligations - operating leases	(99,828)	93,930
Net cash provided by (used in) operating activities	2,707,942	(275,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(94,848)	(3,148)
Proceeds from disposal of property and equipment	54,675	—
Net cash used in investing activities	(40,173)	(3,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of Common Stock	42,223	723,887
Other loan proceeds	1,013,480	—
Payment of bond principal	(105,000)	(95,000)
Other loan payments	(384,341)	(368,121)
Net cash provided by financing activities	566,362	260,766

Net change in cash and restricted cash	3,234,131	(17,907)

Cash and restricted cash, beginning of period	1,536,530	2,675,768

Cash and restricted cash, end of period	$4,770,661	$2,657,861

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$160,266	$129,649
Financing of equipment purchases and insurance renewal	$237,936	$54,462
Stock issued in payment of Directors fees, salaries and consulting expenses	$352,283	$—
Commitment shares issued to Lincoln Park Capital	$469,837	$10,168
Conversion of preferred stock to Common Stock	$13,903,960	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Elite Pharmaceuticals, Inc. (the “Company” or “Elite”) was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary Elite Laboratories, Inc. (“Elite Labs”) was incorporated on August 23, 1990 under the laws of the State of Delaware. On January 5, 2012, Elite Pharmaceuticals was reincorporated under the laws of the State of Nevada. Elite Labs engages primarily in researching, developing, licensing and manufacture of generic, oral dose pharmaceuticals. The Company is equipped to manufacture controlled-release products on a contract basis for third parties and itself, if and when the products are approved. These products include drugs that cover therapeutic areas for allergy, bariatric, attention deficit and infection. Research and development activities are performed with an objective of developing products that will secure marketing approvals from the United States Food and Drug Administration (“FDA”), and thereafter, commercially exploiting such products.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire year.

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

Revenue Recognition

The Company generates revenue primarily from manufacturing and licensing fees. Manufacturing fees include the development of pain management products, manufacturing of a line of generic pharmaceutical products with approved ANDA, through the manufacture of formulations and the development of new products. Licensing fees include the commercialization of products either by license and the collection of royalties, or the expansion of licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nature of goods and services

The following is a description of the Company’s goods and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each, as applicable:

a) Manufacturing Fees

The Company is equipped to manufacture controlled-release products on a contract basis for third parties, if, and when, the products are approved. These products include products using controlled-release drug technology. The Company also develops and markets (either on its own or by license to other companies) generic and proprietary controlled-release pharmaceutical products.

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

The Company recognizes revenue from non-refundable upfront payments at a point in time, typically upon fulfilling the delivery of the associated intellectual property to the customer. For those milestone payments which are contingent on the occurrence of particular future events (for example, payments due upon a product receiving FDA approval), the Company determined that these need to be considered for inclusion in the calculation of total consideration from the contract as a component of variable consideration using the most-likely amount method. As such, the Company assesses each milestone to determine the probability and substance behind achieving each milestone. Given the inherent uncertainty of the occurrence of future events, the Company will recognize revenue from the milestone when there is not a high probability of a reversal of revenue, which typically occurs near or upon achievement of the event.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2020.

In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the customer’s products occurs.

The Company entered into a sales and distribution licensing agreement with Epic Pharma LLC, (“Epic”) dated June 4, 2015 (the “2015 Epic License Agreement”), which has been determined to satisfy the criteria for consideration as a collaborative agreement, and is accounted for accordingly. The 2015 Epic License Agreement expired on June 4, 2020 without renewal.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
NDA:
Licensing fees	$—	$250,000	$166,167	$500,000
Total NDA revenue	—	250,000	166,167	500,000
ANDA:
Manufacturing fees	$6,172,724	$4,169,346	$12,809,963	$7,096,704
Licensing fees	1,227,168	215,641	1,962,506	397,523
Total ANDA revenue	7,399,892	4,384,987	14,772,469	7,494,227
Total revenue	$7,399,892	$4,634,987	$14,938,636	$7,994,227

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Restricted Cash

As of September 30, 2020, and March 31, 2020, the Company had $404,994 and $404,802, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

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
(UNAUDITED)

As of September 30, 2020, the Company did not identify any indicators of impairment.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of September 30, 2020, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2016 and forward, and State, 2012 and forward. The Company did not record unrecognized tax positions for the three and six months ended September 30, 2020 and 2019.

Warrants and Preferred Shares

The accounting treatment of warrants and preferred share series issued is determined pursuant to the guidance provided by ASC 470, Debt, ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, as applicable. Each feature of a freestanding financial instrument including, without limitation, any rights relating to subsequent dilutive issuances, dividend issuances, equity sales, rights offerings, forced conversions, optional redemptions, automatic monthly conversions, dividends and exercise is assessed with determinations made regarding the proper classification in the Company’s financial statements.

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

In accordance with the Company’s Director compensation policy and certain employment contracts, director’s fees and a portion of employee’s salaries are to be paid via the issuance of shares of the Company’s Common Stock (“Common Stock”), in lieu of cash, with the valuation of such share being calculated on a quarterly basis and equal to the average closing price of the Company’s Common Stock.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net income (loss) - basic	$2,481,562	$(1,595,741)	$3,558,911	$(1,316,039)
Effect of dilutive instrument on net income	(1,220,069)	—	(561,476)	—
Net income (loss) - diluted	$1,261,493	$(1,595,741)	$2,997,435	$(1,316,039)

Denominator
Weighted average shares of Common Stock outstanding - basic	913,544,660	829,394,203	877,180,630	828,466,951

Dilutive effect of stock options and convertible securities	31,863	—	31,863	—

Weighted average shares of Common Stock outstanding - diluted	913,576,523	829,394,203	877,212,493	828,466,951

Net income (loss) per share
Basic	$0.00	$(0.00)	$0.00	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
September 30, 2020	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative financial instruments - warrants	$3,037,902	$—	$—	$3,037,902

March 31, 2020
Liabilities
Derivative financial instruments - warrants	$3,599,378	$—	$—	$3,599,378

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

Recently Adopted Accounting Pronouncements

In November 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-18, Collaborative Arrangements (ASC 808), Clarifying the Interaction between ASC 808 and ASC 606 (“ASU 2018-18”). The ASU clarifies when transactions between collaborative participants are in the scope of ASC 606. The ASU also provides some guidance on presentation of transactions not in the scope of ASC 606. ASU 2018-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years. The Company is not materially impacted by the implementation of this pronouncement.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires immediate recognition of management’s estimates of current expected credit losses (“CECL”). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2022 for public entities qualifying as smaller reporting companies. Early adoption is permitted. The Company is currently assessing the impact of this update on the consolidated financial statements and does not expect a material impact on the consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2. INVENTORY

Inventory consisted of the following:

	September 30, 2020	March 31, 2020
Finished goods	$51,642	$138,981
Work-in-progress	796,697	677,824
Raw materials	3,614,224	3,325,667
	4,462,563	4,142,472
Less: Inventory reserve	—	—
	$4,462,563	$4,142,472

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2020	March 31, 2020
Land, building and improvements	$5,273,023	$5,260,524
Laboratory, manufacturing, warehouse and transportation equipment	12,408,722	12,167,754
Office equipment and software	373,601	373,601
Furniture and fixtures	383,103	383,103
	18,438,449	18,184,982
Less: Accumulated depreciation	(11,546,073)	(10,957,334)
	$6,892,376	$7,227,648

Depreciation expense was $255,118 and $328,140 for the three months ended, and $654,871 and $655,548 for the six months ended September 30, 2020 and 2019, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	September 30, 2020
	Estimated Useful Life	Gross Carrying Amount	Additions	Reductions	Accumulated Amortization	Net Book Value
Patent application costs	*	$465,684	$—	$—	$—	$465,684
ANDA acquisition costs	Indefinite	6,168,351	—	—	—	6,168,351
		$6,634,035	$—	$—	$—	$6,634,035

	March 31, 2020
	Estimated Useful Life	Gross Carrying Amount	Additions	Reductions	Accumulated Amortization	Net Book Value
Patent application costs	*	$465,684	$—	$—	$—	$465,684
ANDA acquisition costs	Indefinite	6,168,351	—	—	—	6,168,351
		$6,634,035	$—	$—	$—	$6,634,035

*	Patent application costs were incurred in relation to the Company’s abuse deterrent opioid technology. Amortization of the patent costs will begin upon the issuance of marketing authorization by the FDA. Amortization will then be calculated on a straight-line basis through the expiry of the related patent(s).

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

The following tables summarize the Company’s bonds payable liability:

	September 30, 2020	March 31, 2020
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,470,001	$1,575,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(110,000)	(105,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,360,001	$1,470,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(213,855)	(206,765)
Bond offering costs, net	$140,599	$147,689

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$110,000	$105,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$95,822	$90,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	1,360,000	$1,470,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(126,420)	(133,511)
Long term portion of bonds payable, net of bond offering costs	$1,233,580	$1,336,489

Amortization expense was $3,545 and $3,540 for the three months ended, and $7,090 and $7,085 for the six months ended September 30, 2020 and 2019, respectively.

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	September 30, 2020	March 31, 2020
Equipment and insurance financing loans payable, between 3.5% and 12.73% interest and maturing between October 2020 and December 2023	$931,201	$1,025,452
Loan received pursuant to the Payroll Protection Program Term Note	1,013,480	—
Less: Current portion of loans payable	(386,511)	(561,550)
Long-term portion of loans payable	$1,558,170	$463,902

The interest expense associated with the loans payable was $20,760 and $20,792 for the three months ended, and $38,640 and $44,879 for the six months ended September 30, 2020 and 2019, respectively.

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

NOTE 7. RELATED PARTY SECURED PROMISSORY NOTE WITH MIKAH PHARMA, LLC

For consideration of the assets acquired on May 15, 2017, the Company issued a Secured Promissory Note (the “Note”) to Mikah Pharma, LLC (“Mikah”) for the principal sum of $1,200,000. Mikah was founded in 2009 by Nasrat Hakim (“Hakim”), a related party and the Company’s President, Chief Executive Officer and Chairman of the Board. The Note matures on December 31, 2020 at which time the Company shall pay the outstanding principal balance of the Note. Interest shall be computed on the unpaid principal amount at the per annum rate of ten percent (10%); provided, upon the occurrence of an Event of Default as defined within the Note, the principal balance shall bear interest from the date of such occurrence until the date of actual payment at the per annum rate of fifteen percent (15%). All interest payable hereunder shall be computed on the basis of actual days elapsed and a year of 360 days. Installment payments of interest on the outstanding principal shall be paid as follows: quarterly commencing August 1, 2017 and on November 1, February 1, May 1 and August 1 of each year thereafter. No principal or interest payments have been made on the Note since its issuance. All unpaid principal and accrued but unpaid interest shall be due and payable in full on the Maturity Date. The interest expense associated with the Note was $30,000 for the three months ended and $60,000 for the six months ended September 30, 2020 and 2019, respectively. Accrued interest due and owing on this note was $405,000 and $345,000 as of September 30, 2020 and March 31, 2020, respectively.

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $68,891 as of September 30, 2020, were comprised of a current component of $13,333 and a long-term component of $55,558. Deferred revenues in the aggregate amount of $238,891 as of March 31, 2020, were comprised of a current component of $180,000 and a long-term component of $58,891. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI Pharma (“TAGI”) licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

Lease assets and liabilities are classified as follows on the condensed consolidated balance sheet:

Lease	Classification	As of September 30, 2020
Assets
Operating	Operating lease – right-of-use asset	$263,455
Total leased assets		$263,455

Liabilities
Current
Operating	Lease obligation – operating lease	$216,774

Long-term
Operating	Lease obligation – operating lease, net of current portion	56,538
Total lease liabilities		$273,312

Rent expense is recorded on the straight-line basis. Rent expense under the 135 Ludlow Ave. modified lease for the three months ended September 30, 2020 and 2019 was $55,986 and $54,888, respectively, and $111,972 and $109,776 for the six months ended September 30, 2020 and 2019, respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations.

The table below show the future minimum rental payments, exclusive of taxes, insurance and other costs, under the 135 Ludlow Ave. modified lease:

Years ending March 31,	Amount
2021	$113,091
2022	171,315
Total future minimum lease payments	284,406
Less: interest	(11,094)
Present value of lease payments	$273,312

The weighted-average remaining lease term and the weighted-average discount rate of our lease was as follows:

Lease Term and Discount Rate	September 30, 2020
Remaining lease term (years)
Operating leases	1.3

Discount rate
Operating leases	6%

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations . The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of September 30, 2020, and March 31, 2020, the Company had a liability of $36,518 and $35,442, respectively, recorded as a component of other long-term liabilities.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10. PREFERRED STOCK

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, zero shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of September 30, 2020.

On April 27, 2017, a total of 24.0344 shares of Series J Preferred were issued pursuant to an exchange agreement (the “Exchange Agreement”) with Hakim, a related party and the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The Exchange Agreement provided for Hakim to exchange 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of Common Stock at $0.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of Common Stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of Common Stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020 (See Note 11).

An amendment to the Company’s Articles of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 995,000,000 shares to 1,445,000,000 shares was approved at the Company’s Annual Meeting of Shareholders held on December 4, 2019. Prior to the approval of the increase in the number of authorized shares, there were insufficient authorized shares if the Series J Preferred Stock were converted. As a result, the shares were classified in mezzanine equity. After the approval of the increase in the number of authorized shares, there are now sufficient authorized shares in the event of a full conversion of Series J Preferred Stock. With the approval of the increase in the number of authorized shares, there is no longer the presumption that a cash settlement will be required. Therefore, the Series J Preferred was reclassified from mezzanine equity to permanent equity at its carrying amount of $13,903,960 on the consolidated balance sheet as of March 31, 2020.

On June 23, 2020, the Company held a Special Meeting of Shareholders, with such including a proposal for shareholders to again vote on the above referenced amendment to the Company’s Articles of Incorporation. This proposal was also passed by shareholder vote.

On August 24, 2020, Hakim converted the 24.0344 shares of Series J Preferred into 158,017,321 shares of Common Stock at a conversion price of $0.1521 per share.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS – WARRANTS

The Company evaluates and accounts for its freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities.

The Company issued warrants, with a term of ten years, to affiliates in connection with an exchange agreement dated April 28, 2017, as further described in this note below.

A summary of warrant activity is as follows:

	September 30, 2020		March 31, 2020
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	79,008,661	$0.1521	79,008,661	$0.1521
Warrants granted pursuant to the issuance of Series J convertible preferred shares	—		—	$—
Warrants exercised, forfeited and/or expired, net	—		—	$—
Balance at end of period	79,008,661	$0.1521	79,008,661	$0.1521

On April 28, 2017, the Company entered into an Exchange Agreement with Hakim, the Chairman of the Board, President, and Chief Executive Officer of the Company, pursuant to which the Company issued to Hakim 24.0344 shares of its Series J Preferred and warrants to purchase an aggregate of 79,008,661 shares of its Common Stock (the “Series J Warrants” and, along with the Series J Preferred issued to Hakim, the “Securities”) in exchange for 158,017,321 shares of Common Stock owned by Hakim. The fair value of the Series J Warrants was determined to be $6,474,674 upon issuance at April 28, 2017.

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

The fair value of the Series J Warrants was calculated using a Black-Scholes model instead of a Monte Carlo Simulation because the probability with the shareholder approval provisions was no longer a factor. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	September 30, 2020	March 31, 2020
Fair value of the Company’s Common Stock	$0.0680	$0.0720
Volatility	79.77%	83.81%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	6.6	7.1
Risk free rate	0.47%	0.55%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the six months ended September 30, 2020 were as follows:

Balance at March 31, 2020	$3,599,378
Change in fair value of derivative financial instruments - warrants	(561,476)
Balance at September 30, 2020	$3,037,902

NOTE 12. SHAREHOLDERS’ EQUITY

Lincoln Park Capital – May 1, 2017 Purchase Agreement

On May 1, 2017, the Company entered into a purchase agreement (the “2017 LPC Purchase Agreement”), together with a registration rights agreement (the “2017 LPC Registration Rights Agreement”), with Lincoln Park.

Under the terms and subject to the conditions of the 2017 LPC Purchase Agreement, the Company had the right to sell to and Lincoln Park was obligated to purchase up to $40 million in shares of Common Stock, subject to certain limitations, from time to time, over the 36-month period that commenced on June 5, 2017.

The 2017 LPC Agreement expired on July 1, 2020.

During the six months ended September 30, 2020, there were no shares sold to Lincoln Park pursuant to the 2017 LPC Agreement. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement. During the six months ended September 30, 2019, a total of 7,895,233 shares were sold to Lincoln Park pursuant to the 2017 LPC Agreement for net proceeds totaling $723,887. In addition, 100,268 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the six months ended September 30, 2020 the Company issued an aggregate of 5,975,857 shares of Common Stock in the amount of $469,105 to Lincoln Park as initial commitment shares. The Company sold 640,543 shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the six months ended September 30, 2020 for net proceeds totaling $42,223. In addition, 10,094 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement. The Company did not issue any shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the six months ended September 30, 2019. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement.

NOTE 13. STOCK-BASED COMPENSATION

Part of the compensation paid by the Company to its Directors and employees consists of the issuance of Common Stock or via the granting of options to purchase Common Stock.

Stock-based Director Compensation

The Company’s Director compensation policy, instituted in October 2009 and further revised in January 2016, includes provisions that a portion of director’s fees are to be paid via the issuance of shares of the Company’s Common Stock, in lieu of cash, with the valuation of such shares being calculated on quarterly basis and equal to the average closing price of the Company’s Common Stock.

During the six months ended September 30, 2020, the Company issued 1,550,343 shares of Common Stock to its Directors in payment of director’s fees totaling an aggregate of $135,000 and with such aggregate director’s fees being earned and accrued over the twenty-seven month period beginning on January 1, 2018 and ending on March 31, 2020. In addition, the Company made cash payments totaling an aggregate of $67,500 in payment of director’s fees earned over the same twenty-seven month period.

During the six months ended September 30, 2020, the Company accrued director’s fees totaling $45,000, which will be paid via cash payments totaling $15,000 and the issuance of 391,574 shares of Common Stock.

As of September 30, 2020, the Company owed its Directors a total of $15,000 in cash payments and 391,574 shares of Common Stock in payment of director fees totaling $45,000 due and owing. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

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

During the six months ended September 30, 2020, the Company issued 646,336 shares of Common Stock in payment of salaries totaling $56,250 pursuant to the employment contract of the Company’s Executive Vice President of Operations and with such salaries being earned and accrued over the thirty month period beginning on January 1, 2018 and ending on June 30, 2020.

During the six months ended September 30, 2020, the Company accrued salaries totaling $396,250 owed to the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees which will be paid via the issuance of 5,182,380 shares of Common Stock.

As of September 30, 2020, the Company owed its President and Chief Executive Officer, Chief Financial Officer and certain other employees’ salaries totaling $2,657,500 which will be paid via the issuance of 29,442,712 shares of Common Stock.

During the six months ended September 30, 2020, the Company issued 1,931,891 shares of Common Stock in payment of consulting fees totaling $161,033, pursuant to engagement contracts with a certain consultant, and with such consulting expenses being earned and accrued over the twenty seven month period beginning on January 1, 2018 and ending March 31, 2020.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options

Under its 2014 Stock Option Plan and prior options plans, the Company may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant. A summary of the activity of Company’s 2014 Stock Option Plan for the six months ended September 30, 2020 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2020	5,375,000	$0.14	4.1	$6,000
Forfeited and expired	(60,000)
Outstanding at September 30, 2020	5,315,000	$0.14	3.8	$6,000
Exercisable at September 30, 2020	5,220,001	$0.14	3.8	$6,000

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of September 30, 2020 and March 31, 2020 of $0.06 and $0.07, respectively.

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for approximately 93% of the Company’s revenues for the six months ended September 30, 2020. These two customers accounted for approximately 78% and 15% of revenues each, respectively. The same two customers accounted for 83% and 11% of revenues each, respectively, for the three months ended September 30, 2020.

Three customers accounted for approximately 87% of the Company’s revenues for the six months ended September 30, 2019. These three customers accounted for approximately 44%, 30%, and 13% of revenues each, respectively. The same three customers accounted for approximately 55%, 23% and 11% of revenues each for three months ended September 30, 2019.

Accounts Receivable

Two customers accounted for approximately 95% of the Company’s accounts receivable as of September 30, 2020. These two customers accounted for approximately 84% and 11% of accounts receivable each, respectively.

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2020. These four customers accounted for approximately 73%, 13%, 8%, and 5% of accounts receivable each, respectively.

Purchasing

Four suppliers accounted for more than 83% of the Company’s purchases of raw materials for the six months ended September 30, 2020. These four suppliers accounted for approximately 63%, 11%, 5% and 4% of purchases each, respectively.

Seven suppliers accounted for more than 85% of the Company’s purchases of raw materials for the six months ended September 30, 2019. Included in these seven suppliers were three suppliers accounting for approximately 35%, 18%, and 15% of purchases each, respectively.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
Operating Income by Segment
ANDA	$2,180,670	$759,049	$4,050,161	$106,654
NDA	—	64,041	153,784	271,745
	$2,180,670	$823,090	$4,203,945	$378,399

The table below reconciles the Company’s operating income by segment to income (loss) from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
Operating income by segment	$2,180,670	$823,090	$4,203,945	$378,399
Corporate unallocated costs	(276,504)	(793,672)	(861,536)	(1,000,789)
Interest income	89	5,287	365	8,333
Interest expense and amortization of debt issuance costs	(79,753)	(91,464)	(159,184)	(189,134)
Depreciation and amortization expense	(334,345)	(331,680)	(661,962)	(662,633)
Significant non-cash items	(226,164)	(154,271)	(468,100)	(319,215)
Change in fair value of derivative instruments	1,220,069	(1,053,031)	561,476	469,000
Income (loss) from operations	$2,484,062	$(1,595,741)	$2,615,004	$(1,316,039)

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16. RELATED PARTY AGREEMENTS WITH MIKAH PHARMA, LLC

On December 3, 2018, the Company executed a development agreement with Mikah pursuant to which Mikah and the Company will collaborate to develop and commercialize generic products including formulation development, analytical method development, bioequivalence studies and manufacture of development batches of generic products. As of the date of this report, the Company has incurred costs which are $229,451 in excess of advanced payments received to date from Mikah. This balance due from Mikah is included in the financial statement line of prepaid expenses and other current assets on the accompanying consolidated balance sheet.

NOTE 17. INCOME TAXES

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

NOTE 18. COVID-19 UPDATE

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

Workforce

The Company has taken and will continue to take, proactive measures to provide for the well-being of its workforce while continuing to safely produce pharmaceutical products. The Company has implemented alternative working practices, which include, without limitation, modified schedules, shift rotation and work at home abilities for appropriate employees to best ensure adequate social distancing. In addition, the Company increased its already thorough cleaning protocols throughout its facilities and has prohibited visits from non-essential visitors. Certain of these measures have resulted in increased costs.

Manufacturing and Supply Chain

During the three and six months ended September 30, 2020, and as of the date of this Quarterly Report on Form 10-Q, the Company has not experienced material, detrimental issues related to COVID-19 in its manufacturing, supply chain, quality assurance and regulatory compliance activities, and has been able to operate without interruption. The Company has taken, and plans to continue to take, commercially practical measures to keep its facilities open. Company supply chains remain intact and operational, and the Company is in regular communications with its suppliers and third-party partners. A prolonging of the current situation relating to COVID-19 may result in an increased risk of interruption in the Company supply chain in the future, with no assurances given as the materiality of such future interruption on the Company’s business, financial condition, results of operations and cash flows.

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet date through November 16, 2020 and determined that there were no material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and six months ended September 30, 2020 and 2019 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2020. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled-release products, using proprietary know-how and technology for the manufacture of generic pharmaceuticals. Our strategy includes developing generic versions of controlled-release drug products with high barriers to entry.

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

Commercial Products

We own, license, contract manufacture or have contractual rights to receive royalties from the following products currently approved for commercial sale:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Addiction Treatment	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	n/a	Cardiovascular	January 2015
Oxycodone HCl Immediate Release 5mg, 10mg, 15mg, 20mg and 30mg tablets (“OXY IR 5mg”, “Oxy IR 10mg”, “Oxy IR 15mg”, “OXY IR 20mg” and “Oxy IR 30mg”)	Roxycodone®	Pain	March 2016
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Immediate Release 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg tablets (“Amphetamine IR 5mg”, “Amphetamine IR 7.5mg”, “Amphetamine IR 10mg”, “Amphetamine IR 12.5mg”, “Amphetamine IR 15mg”, “Amphetamine IR 20mg” and “Amphetamine IR 30mg”)	Adderall®	Central Nervous System (“CNS”) Stimulant	April 2019
Dantrolene Sodium Capsules 25mg, 50mg and 100mg (“Dantrolene 25mg”, “Dantrolene 50mg”, “Dantrolene 100mg”)	Dantrium®	Muscle Relaxant	June 2019
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Extended Release 5mg, 10mg, 15mg, 20mg, 25mg, and 30mg capsules (“Amphetamine ER 5mg”, “Amphetamine ER 10mg”, “Amphetamine ER 15mg”, “Amphetamine ER 20mg”, “Amphetamine ER 25mg”, and “Amphetamine ER 30mg”)	Adderall XR®	Central Nervous System (“CNS”) Stimulant	March 2020

Products Not Yet Commercialized

SequestOx™

SequestOx™ is our abuse-deterrent candidate for the management of moderate to severe pain where the use of an opioid analgesic is appropriate.

In January 2016, the Company submitted an NDA for SequestOx™ and on July 15, 2016, the US Food and Drug Administration (“FDA”) issued a Complete Response Letter, (“CRL”), regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application was not ready for approval in its present form.

On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for or SequestOx™. The mean Tmax (the amount of time that a drug is present at the maximum concentration in serum) of SequestOx™ was 4.6 hr. with a range of 0.5 hr. to 12 hr. and the mean Tmax of the comparator, Roxicodone®, was 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective for the study was to determine if the reformulated SequestOx™ had a similar Tmax to the comparator when taken with a high fat meal. Based on these results, the Company paused clinical trials for this formulation of SequestOx™. On January 30, 2018, the Company reported positive topline results from a pilot study conducted for a modified SequestOx™ wherein, based on the results of this pilot study, the modified SequestOx™ formulation is expected to achieve bioequivalence with a Tmax range equivalent to the reference product when conducted in a pivotal trial under fed conditions. The Company has provided the pilot data to the FDA, requesting clarification as to the requirements for resubmission of the NDA. The FDA has provided guidance for repeated bio-equivalence studies in order to bridge the new formulation to the original SequestOx™ studies and also extended our filing fee waiver until July 2020. Due to the prohibitive cost of such repeated bio-equivalence studies and further development of SequestOx, the Company has paused development of this product and, in light of the current market and litigation around opioid products, the Company is evaluating the feasibility of continuing development or the pursuit of any opioid containing products.

Oxycodone Hydrochloride extended release (generic version of OxyContin®)

On September 20, 2017, the Company filed an ANDA with the FDA for generic version of OxyContin® (extended release Oxycodone Hydrochloride). OxyContin® is approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. The FDA requested additional information relating to this filing. Providing such additional information would require significant resources. Development of this product is currently paused and, in light of the current market and litigation around opioid products,, the Company is evaluating the feasibility of continuing development or the pursuit of any opioid containing products.

Generic version of an antibiotic product

On January 3, 2019, the Company filed an ANDA with the FDA for a generic version of an antibiotic product. The product is jointly owned by Elite and SunGen Pharma LLC. Upon approval by the FDA of this ANDA, Elite will manufacture and package the product on a cost-plus basis. The ANDA is currently under review by the FDA.

Loxapine (“Loxapine Capsules”)

The FDA approved a transfer for manufacturing of Loxapine Capsules at the Northvale Facility. The approved ANDAs for Loxapine Capsules were acquired from Mikah Pharma. The Company is currently evaluating the timeline for the launch of this product.

Acetaminophen and Codeine Phosphate

The Company received approval from the FDA of an ANDA for a generic version of Tylenol® with Codeine (acetaminophen and codeine phosphate). Acetaminophen with codeine is a combination medication indicated for the management of mild to moderate pain, where treatment with an opioid is appropriate and for which alternative treatments are inadequate. The Company is not pursuing licensing deals for any opioids at this time and, in light of the current market and litigation around opioid products, the Company is evaluation the feasibility of continuing development or the pursuit of any opioid products.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP, and our discussion and analysis of its financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in its unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

There were no significant changes during the six months ended September 30, 2020 to the items that we disclosed as our significant accounting policies and estimates described in “Note 1, Summary of Significant Accounting Policies” to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Results of Operations

The following set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Three months ended September 30, 2020 compared to September 30, 2019

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Manufacturing fees	$6,172,724	$4,169,346	$2,003,378	48%
Licensing fees	1,227,168	465,641	761,527	164%
Total revenue	7,399,892	4,634,987	2,764,905	60%
Cost of revenue	3,778,496	3,306,256	472,240	14%
Gross profit	$3,621,396	$1,328,731	$2,292,665	173%

Gross profit - percentage	49%	29%

Total revenues for three months ended September 30, 2020 increased by $2.8 million or 60%, to $7.4 million, as compared to $4.6 million for the corresponding period in 2019, primarily due to revenues earned from Amphetamine ER Capsules, which were launched during the current fiscal year, and increased sales of Amphetamine IR Tablets during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Manufacturing fees increased by $2.0 million, or 48%, primarily due to revenues earned from Amphetamine ER Capsules, which were launched during the current fiscal year, and increased sales of Amphetamine IR Tablets during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Licensing fees increased by $0.8 million, or 164%. This increase is primarily due to licensing fees earned from Amphetamine ER Capsules which were launched during the current fiscal year, and increased licensing fees earned from the sale of Amphetamine IR Tablets, Naltrexone and Phentermine during the three months ended September 30, 2020 as compared to the comparable period of the prior fiscal year.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $0.5 million or 14%, to $3.8 million as compared to $3.3 million for the corresponding period in 2019. This increase was due in large part to the increased manufacturing activities and related manufacturing revenues during the three months ended September 30, 2020, as compared to the comparable period of the prior fiscal year, and also due to there being a strong positive correlation of costs of revenue to manufacturing revenues.

Our gross profit margin was 49% during the three months ended September 30, 2020 as compared to 29% during the three months ended September 30, 2019. The increase in gross margin is due to increased manufacturing efficiencies of scale being achieved in relation to increased manufacturing volumes resulting in decreased unit overhead absorption rates, as compared to the comparable period of the prior year, combined with timing of in market sales by our marketing partner of the Amphetamine IR and Dantrolene products resulting in a higher level of related licensing fees during the three months ended September 30, 2020, as compared to the comparable period of the prior fiscal year. Please note that there is a strong positive correlation of licensing fees to in market sales of our products by our marketing partners.

Operating expenses:

	For the Three Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Operating expenses:
Research and development	$1,147,739	$637,489	$510,250	80%
General and administrative	796,966	798,572	(1,606)	-0.2%
Non-cash compensation	2,089	15,522	(13,433)	-87%
Depreciation and amortization	334,345	331,680	2,665	1%
Total operating expenses	$2,281,139	$1,783,263	$497,876	28%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three months ended September 30, 2020 increased by $0.5 million or 28% to $2.3 million, as compared to $1.8 million for the corresponding period in 2019.

Research and development costs for the three months ended September 30, 2020 were $1.1 million, an increase of $0.5 million, or 80%, from $0.6 million of such costs for the comparable period of the prior year. The increase was a result of the timing and nature of product development activities during the three months ended September 30, 2020 as compared to the comparable period of the prior year.

General and administrative expenses for the three months ended September 30, 2020 were $0.80 million, and remained relatively unchanged from $0.80 million of such costs for the comparable period of the prior year due in large part to increased utilization rates of our manufacturing facility as compared with the comparable period of the prior year, and ongoing cost reduction and control initiatives.

Non-cash compensation expense for the three months ended September 30, 2020 and 2019 was less than $0.1 million.

Depreciation and amortization expenses for the three months ended September 30, 2020 were $0.3 million, and remained relatively unchanged from $0.3 million of such costs for the comparable period of the prior year.

As a result of the foregoing, our income from operations for the three months ended September 30, 2020 was $1.3 million, compared to a loss from operations of $0.1 million for the three months ended September 30, 2019

Other income (expense):

	For the Three Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(79,753)	$(91,465)	$11,712	-13%
Gain on sale of fixed assets	3,400	—	3,400	n/a
Change in fair value of derivative instruments	1,220,069	(1,053,031)	2,273,100	-216%
Interest income	89	5,287	(5,198)	-98%
Other income (expense), net	$1,143,805	$(1,139,209)	$2,283,014	-200%

Other income, net for the three months ended September 30, 2020 was $1.1 million, an increase in other income, net of $2.3 million from other expense, net of $1.1 million for the comparable period of the prior year. The increase in other income (expense), net was due to income relating to changes in the fair value of our outstanding derivative warrants during the three months ended September 30, 2020. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net income for the three months ended September 30, 2020 was $2.5 million, compared to a net loss of $1.6 million for the comparable period of the prior year.

Six months ended September 30, 2020 compared to September 30, 2019

Revenue, Cost of revenue and Gross profit:

	For the Six Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Manufacturing fees	$12,809,963	$7,096,704	$5,713,259	81%
Licensing fees	2,128,673	897,523	1,231,150	137%
Total revenue	14,938,636	7,994,227	6,944,409	87%
Cost of revenue	8,340,846	5,366,542	2,974,304	55%
Gross profit	$6,597,790	$2,627,685	$3,970,105	151%

Gross profit - percentage	44%	33%

Total revenues for the six-month period ended September 30, 2020 increased by $6.9 million or 87%, to $14.9 million, as compared to $8.0 million, for the corresponding period in 2019 primarily due to revenues earned from Amphetamine ER Capsules, which were launched during the current fiscal year, and increased sales of Amphetamine IR Tablets during the six month period ended September 30, 2020 as compared to the comparable period of the prior fiscal year.

Manufacturing fees increased by $5.7 million, or 81%, primarily due to revenues earned from Amphetamine ER Capsules, which were launched during the current fiscal year, and increased sales of Amphetamine IR Tablets during the six month period ended September 30, 2020 as compared to the comparable period of the prior fiscal year.

Licensing fees increased by $1.2 million, or 137%. This increase is primarily due to licensing fees earned from Amphetamine ER Capsules which were launched during the current fiscal year, and increased licensing fees earned from the sale of Amphetamine IR Tablets, Naltrexone and Phentermine during the six months ended September 30, 2020 as compared to the comparable period of the prior fiscal year.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $3.0 million or 55%, to $8.3 million as compared to $5.4 million for the corresponding period in the prior fiscal year. This increase was due in large part in large part to the increased manufacturing activities and related manufacturing revenues during the six months ended September 30, 2020, as compared to the comparable period of the prior fiscal year, and also due to there being a strong positive correlation of costs of revenue to manufacturing revenues.

Our gross profit margin was 44% during the six months ended September 30, 2020 as compared to 33% during the comparable period of the prior fiscal year.

Operating expenses:

	For the Six Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Operating expenses:
Research and development	$2,091,618	$2,045,525	$46,093	2%
General and administrative	1,665,743	1,480,048	185,695	13%
Non-cash compensation	7,610	41,716	(34,106)	-82%
Depreciation and amortization	661,962	662,633	(671)	0%
Total operating expenses	$4,426,933	$4,229,922	$197,011	5%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the six months ended September 30, 2020 increased by $0.2 million, or 5%, to $4.4 million as compared to $4.2 million for the corresponding period in the prior fiscal year.

Research and development costs for the six months ended September 30, 2020 were $2.1 million, an increase of $0.1 million, or 2%, from approximately $2.0 million of such costs for the comparable period of the prior year. The increase was a result of the timing and nature of product development activities during the six month period ended September 30, 2020 as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the six months ended September 30, 2020 were $1.7 million, an increase of $0.2 million, or 13% from $1.5 million of such costs for the comparable period of the prior year with such increase being attributed in large part to increased costs and headcounts relating to regulatory compliance and laboratory activities, offset by increased facility utilization rates and ongoing cost reduction initiatives.

Non-cash compensation expense for the six months ended September 30, 2020 and 2019 was less than $0.1 million.

Depreciation and amortization expenses for the six months ended September 30, 2020 were $0.7 million, which was virtually unchanged from $0.7 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations for the six months ended September 30, 2020 was $2.2 million, compared to a loss from operations of $1.6 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Six Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(159,184)	$(189,135)	$29,951	-16%
Gain on sale of fixed assets	41,490	—	41,490	n/a
Change in fair value of derivative instruments	561,476	469,000	92,476	20%
Interest income	365	8,333	(7,968)	-96%
Other income, net	$444,147	$288,198	$155,949	54%

Other income, net for the six months ended September 30, 2020 was $0.4 million, an increase of $0.2 million from the other income, net of $0.3 million for the comparable period of the prior fiscal year. The increase in other income (expense) was due to income relating to changes in the fair value of our outstanding derivative warrants during the six months ended September 30, 2020. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock. Please see Note 10 to the Unaudited Condensed Consolidated Financial Statements above.

As a result of the foregoing, our net income before the net benefit from sale of net operating loss credits for the six months ended September 30, 2020 was $3.6 million, compared to net loss $1.3 million for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	September 30, 2020	March 31, 2020	Change
Current assets	$13,275,091	$10,251,279	$3,023,812
Current liabilities	$7,010,803	$8,639,548	$(1,628,745)
Working capital	$6,264,288	$1,611,731	$4,652,557

Our working capital (total current assets less total current liabilities) increased by $4.7 million from $1.6 million as of March 31, 2020 to $6.3 million as of September 30, 2020, with such increase being primarily related to the net income of $3.6 million and a net positive cash flow of $3.2 million achieved during the six months ended September 30, 2020.

Summary of Cash Flows:

	For the Six Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$2,707,942	$(275,525)
Net cash used in investing activities	$(40,173)	$(3,148)
Net cash provided by financing activities	$566,362	$260,766

Net cash provided by operating activities for the six months ended September 30, 2020 was $2.7 million, which included net income of $3.6 million and increases in non-cash expenses totaling $0.6 million, offset by net increases in assets and decreases in liabilities totaling $1.5 million.

Net cash used in investing activities for the six months ended September 30, 2020 was comprised of purchases of purchases of property and equipment of $0.1 million offset by proceeds from the sale of property and equipment of $0.1 million.

Net cash provided by financing activities was $0.6 million for the six months ended September 30, 2020 which consisted primarily of proceeds from the payroll protection program loan offset by loan payments.

Lincoln Park Capital – July 8, 2020 Purchase Agreement

On July 8, 2020, the Company entered into a purchase agreement (the “2020 LPC Purchase Agreement”), and a registration rights agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $25.0 million of the Company’s Common Stock, $0.001 par value per share, from time to time over the term of the 2020 LPC Purchase Agreement, at the Company’s direction.

During the six months ended September 30, 2020 the Company issued an aggregate of 5,975,857 shares of Common Stock in the amount of $469,105 to Lincoln Park as initial commitment shares. The Company sold 640,543 shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the six months ended September 30, 2020 for net proceeds totaling $42,223. In addition, 10,094 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Given the inherent limitations in all systems of controls, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgements in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Accordingly, given the inherent limitations in a cost-effective system of internal control, financial statement misstatements due to error or fraud may occur and may not be detected. We conduct periodic evaluations of our systems of controls to enhance, where necessary.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by the Quarterly Report on Form 10-Q, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control (“COSO”). Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020, at the reasonable assurance level, to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes, subsequent to those identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 29, 2020, in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the end of the period covered by this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Litigation

We may be subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonable be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Purchase Agreement, dated July 8, 2020, by and between the Company and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated July 8, 2020 and filed with the SEC on July 9, 2020
10.2	Registration Rights Agreement, dated July 8, 2020, by and between the Company and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated July 8, 2020 and filed with the SEC on July 9, 2020.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

November 16, 2020	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 16, 2020	By:	/s/ Carter J. Ward
Carter J. Ward Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)