Form 10-Q
period 2020-12-31
ELITE PHARMACEUTICALS INC /NV/
filed 2021-02-16
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 1,009,276,752 shares of Common Stock were issued, and 1,009,176,752 shares of Common Stock were outstanding as of February 11, 2021.

i

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	December 31, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$5,412,785	$1,131,728
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	3,296,207	4,106,846
Inventory	4,802,007	4,142,472
Prepaid expenses and other current assets	1,027,171	870,233
Total current assets	14,538,170	10,251,279

Property and equipment, net of accumulated depreciation of $11,834,185 and $10,957,334, respectively	6,783,904	7,227,648

Intangible assets, net of accumulated amortization of $-0-, respectively	6,634,035	6,634,035

Operating lease - right-of-use asset	212,385	363,282

Other assets:
Restricted cash - debt service for NJEDA bonds	405,005	404,802
Security deposits	91,738	75,534
Total other assets	496,743	480,336
Total assets	$28,665,237	$24,956,580

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$700,905	$1,577,860
Accrued expenses	4,605,014	4,821,132
Deferred revenue, current portion	13,333	180,000
Bonds payable, current portion, net of bond issuance costs	95,822	90,822
Loans payable, current portion	406,110	561,550
Lease obligation - operating lease, current portion	221,166	208,184
Senior secured promissory note - related party, current portion	1,200,000	1,200,000
Total current liabilities	7,242,350	8,639,548

Long-term liabilities:
Deferred revenue, net of current portion	55,558	58,891
Bonds payable, net of current portion and bond issuance costs	1,237,123	1,336,489
Loans payable, net of current portion	1,508,170	463,902
Lease obligation - operating lease, net of current portion	—	167,109
Derivative financial instruments - warrants	1,954,336	3,599,378
Other long-term liabilities	37,068	35,442
Total long-term liabilities	4,792,255	5,661,211
Total liabilities	12,034,605	14,300,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

	December 31, 2020	March 31, 2020
	(Unaudited)	(Audited)
Shareholders’ equity:
Series J convertible preferred stock; par value of $0.01; 50 shares authorized; 0 issued and outstanding as of December 31, 2020 and 24.0344 issued and outstanding as of March 31, 2020	—	13,903,960
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,009,276,752 shares issued and 1,009,176,752 shares outstanding as of December 31, 2020; 840,504,367 shares issued and 840,404,367 shares outstanding as of March 31, 2020	1,009,279	840,507
Additional paid-in capital	164,403,560	150,264,605
Treasury stock; 100,000 shares as of December 31, 2020 and March 31, 2020; at cost	(306,841)	(306,841)
Accumulated deficit	(148,475,366)	(154,046,410)
Total shareholders’ equity	16,630,632	10,655,821
Total liabilities and shareholders’ equity	$28,665,237	$24,956,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
Revenue:
Manufacturing fees	$4,849,871	$3,754,721	$17,659,834	$10,851,425
Licensing fees	1,196,711	1,300,392	3,325,384	2,197,915
Total revenue	6,046,582	5,055,113	20,985,218	13,049,340
Cost of revenue	2,643,175	2,163,376	10,984,021	7,529,918
Gross profit	3,403,407	2,891,737	10,001,197	5,519,422

Operating expenses:
Research and development	1,245,669	986,832	3,337,287	3,032,357
General and administrative	826,019	878,540	2,491,762	2,358,588
Non-cash compensation through issuance of stock options	1,651	11,802	9,261	53,518
Depreciation and amortization	328,899	323,368	990,861	986,001
Total operating expenses	2,402,238	2,200,542	6,829,171	6,430,464

Income (loss) from operations	1,001,169	691,195	3,172,026	(911,042)

Other income (expense):
Change in fair value of derivative instruments	1,083,566	(3,059,695)	1,645,042	(2,590,695)
Interest expense and amortization of debt issuance costs	(79,673)	(94,514)	(238,857)	(283,649)
Gain on sale of fixed assets	6,973	—	48,463	—
Interest income	98	2,334	463	10,667
Proceeds from sale of ANDAs	—	600,000	—	600,000
Other income (expense), net	1,010,964	(2,551,875)	1,455,111	(2,263,677)

Income (loss) from operations before income taxes	2,012,133	(1,860,680)	4,627,137	(3,174,719)

Income tax benefit (expense)	—	—	943,907	(2,000)

Net income (loss) attributable to common shareholders	$2,012,133	$(1,860,680)	$5,571,044	$(3,176,719)

Basic net income (loss) per share attributable to common shareholders	$0.00	$(0.00)	$0.01	$(0.00)

Diluted net income (loss) per share attributable to common shareholders	$0.00	$(0.00)	$0.01	$(0.00)

Basic weighted average Common Stock outstanding	1,009,176,752	829,394,203	921,339,333	828,466,951

Diluted weighted average Common Stock outstanding	1,009,176,752	829,394,203	921,339,333	828,466,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2020	24	$13,903,960	840,504,367	$840,507	$150,264,605	100,000	$(306,841)	$(154,046,410)	$10,655,821

Net income	—	—	—	—	—	—	—	1,077,349	1,077,349

Non-cash compensation through the issuance of employee stock options	—	—	—	—	5,521	—	—	—	5,521

Shares issued in payment of salaries	—	—	574,597	574	49,426	—	—	—	50,000

Balance at June 30, 2020	24	13,903,960	841,078,964	841,081	150,319,552	100,000	(306,841)	(152,969,061)	11,788,691

Net income	—	—	—	—	—	—	—	2,481,562	2,481,562

Conversion of Preferred Stock to Common Stock	(24)	(13,903,960)	158,017,321	158,017	13,745,943	—	—	—	—

Initial commitment shares issued pursuant to the 2020 Lincoln Park purchase agreement	—	—	5,975,857	5,976	463,129	—	—	—	469,105

Common Stock sold pursuant to the 2020 Lincoln Park purchase agreement	—	—	640,543	641	41,582	—	—	—	42,223

Common Stock issued as additional commitment shares pursuant to the 2020 Lincoln Park purchase agreement	—	—	10,094	10	722	—	—	—	732

Costs associated with raising capital	—	—	—	—	(469,837)	—	—	—	(469,837)

Non-cash compensation through the issuance of employee stock options	—	—	—	—	2,089	—	—	—	2,089

Shares issued in payment of Director fees	—	—	1,550,343	1,551	133,449	—	—	—	135,000

Shares issued in payment of salaries	—	—	71,739	71	6,179	—	—	—	6,250

Shares issued in payment of consulting expenses	—	—	1,931,891	1,932	159,101	—	—	—	161,033

Balance at September 30, 2020	—	—	1,009,276,752	1,009,279	164,401,909	100,000	(306,841)	(150,487,499)	14,616,848

Net income	—	—	—	—	—	—	—	2,012,133	2,012,133

Non-cash compensation through the issuance of employee stock options	—	—	—	—	1,651	—	—	—	1,651

Balance at December 31, 2020	—	$—	1,009,276,752	$1,009,279	$164,403,560	100,000	$(306,841)	$(148,475,366)	$16,630,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance as of March 31, 2019	—	$—	824,946,559	$824,949	$148,780,087	100,000	$(306,841)	$(151,806,059)	$(2,507,864)

Net income	—	—	—	—	—	—	—	279,702	279,702

Common Stock sold pursuant to the Lincoln Park purchase agreement	—	—	4,000,000	4,000	336,300	—	—	—	340,300

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	—	—	47,136	47	4,153	—	—	—	4,200

Costs associated with raising capital	—	—	—	—	(4,200)	—	—	—	(4,200)

Non-cash compensation through the issuance of employee stock options	—	—	—	—	26,194	—	—	—	26,194

Balance at June 30, 2019	—	—	828,993,695	828,996	149,142,534	100,000	(306,841)	(151,526,357)	(1,861,668)

Net loss	—	—	—	—	—	—	—	(1,595,741)	(1,595,741)

Common Stock sold pursuant to the Lincoln Park purchase agreement	—	—	3,895,233	3,895	379,692	—	—	—	383,587

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	—	—	53,132	53	5,915	—	—	—	5,968

Costs associated with raising capital	—	—	—	—	(5,968)	—	—	—	(5,968)

Non-cash compensation through the issuance of employee stock options	—	—	—	—	15,522	—	—	—	15,522

Balance at September 30, 2019	—	—	832,942,060	832,944	149,537,695	100,000	(306,841)	(153,122,098)	(3,058,300)

Net loss	—	—	—	—	—	—	—	(1,860,680)	(1,860,680)

Common Stock sold pursuant to the Lincoln Park purchase agreement	—	—	1,000,000	1,000	82,100	—	—	—	83,100

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	—	—	11,510	12	1,030	—	—	—	1,042

Costs associated with raising capital	—	—	—	—	(1,042)	—	—	—	(1,042)

Non-cash compensation through the issuance of employee stock options	—	—	—	—	11,802	—	—	—	11,802

Reclassification of mezzanine equity to permanent equity	24	13,903,960	—	—	—	—	—	—	13,903,960

Balance at December 31, 2019	24	$13,903,960	833,953,570	$833,956	$149,631,585	100,000	$(306,841)	$(154,982,778)	$9,079,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,571,044	$(3,176,719)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	990,861	993,086
Amortization of operating leases - right-of-use assets	150,897	(142,025)
Gain on the disposal of property and equipment	(48,463)	—
Change in fair value of derivative financial instruments - warrants	(1,645,042)	2,590,695
Non-cash compensation accrued	676,740	723,720
Non-cash compensation through the issuance of employee stock options	9,261	53,518
Non-cash rent expense and lease accretion	1,626	1,555
Change in operating assets and liabilities:
Accounts receivable	810,639	(1,243,518)
Inventory	(659,535)	705,322
Prepaid expenses and other current assets	(173,142)	21,849
Accounts payable, accrued expenses and other current liabilities	(1,417,530)	(402,759)
Deferred revenue and customer deposits	(170,000)	(854,368)
Lease obligations - operating leases	(154,127)	141,960
Net cash provided by (used in) operating activities	3,943,229	(587,684)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(145,079)	(3,148)
Proceeds from disposal of property and equipment	67,200	—
Net cash used in investing activities	(77,879)	(3,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of Common Stock	42,223	806,987
Proceeds from loans payable	1,013,480	—
Payment of bond principal	(105,000)	(95,000)
Other loan payments	(534,793)	(523,268)
Net cash provided by financing activities	415,910	188,719

Net change in cash and restricted cash	4,281,260	(402,113)

Cash and restricted cash, beginning of period	1,536,530	2,675,768

Cash and restricted cash, end of period	$5,817,790	$2,273,655

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$239,940	$168,560
Financing of equipment purchases and insurance renewal	$410,141	$54,462
Stock issued in payment of Directors fees, salaries and consulting expenses	$352,283	$—
Commitment shares issued to Lincoln Park Capital	$469,837	$11,098
Conversion of preferred stock to Common Stock	$13,903,960	$—
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$—	$554,088

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the entire year.

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

Revenue Recognition

The Company generates revenue primarily from manufacturing and licensing fees. Manufacturing fees include the development of pain management products, manufacturing of a line of generic pharmaceutical products with approved ANDA, through the manufacture of formulations and the development of new products. Licensing fees include the commercialization of products either by license and the collection of royalties, or the expansion of licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures, and other collaborations.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2020.

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

The Company entered into a Master Development and License Agreement with SunGen Pharma LLC dated August 24, 2016 (the “SunGen Agreement”), which has been determined to satisfy the criteria for consideration as a collaborative agreement and is accounted for accordingly. On April 3, 2020, Elite and SunGen mutually agreed to discontinue any further joint product development activities.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
NDA:
Licensing fees	$—	$250,000	$166,167	$750,000
Total NDA revenue	—	250,000	166,167	750,000
ANDA:
Manufacturing fees	$4,849,871	$3,754,721	$17,659,834	$10,851,425
Licensing fees	1,196,711	1,050,392	3,159,217	1,447,915
Total ANDA revenue	6,046,582	4,805,113	20,819,051	12,299,340
Total revenue	$6,046,582	$5,055,113	$20,985,218	$13,049,340

Selected information on reportable segments and reconciliation of operating income by segment to income (loss) from operations before income taxes are disclosed within Note 15.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Restricted Cash

As of December 31, 2020, and March 31, 2020, the Company had $405,005 and $404,802, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

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

As of December 31, 2020, the Company did not identify any indicators of impairment.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of December 31, 2020, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2016 and forward, and State, 2012 and forward. The Company did not record unrecognized tax positions for the three and nine months ended December 31, 2020 and 2019.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In accordance with the Company’s Director compensation policy and certain employment contracts, director’s fees and a portion of employee’s salaries are to be paid via the issuance of shares of the Company’s Common Stock (“Common Stock”), in lieu of cash, with the valuation of such share being calculated on a quarterly basis and equal to the simple average closing price of the Company’s Common Stock for each trading day of the quarter then ended.

Earnings (Loss) Per Share Attributable to Common Shareholders’

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. The computation of diluted net income (loss) per share does not include the conversion of securities that would have an antidilutive effect.

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
Numerator
Net income (loss) - basic	$2,012,133	$(1,860,680)	$5,571,044	$(3,176,719)
Effect of dilutive instrument on net income	-	-	-	-
Net income (loss) - diluted	$2,012,133	$(1,860,680)	$5,571,044	$(3,176,719)

Denominator
Weighted average shares of Common Stock outstanding - basic	1,009,176,752	829,394,203	921,339,333	828,466,951

Dilutive effect of stock options and convertible securities	—	—	—	—

Weighted average shares of Common Stock outstanding - diluted	1,009,176,752	829,394,203	921,339,333	828,466,951

Net income (loss) per share
Basic	$0.00	$(0.00)	$0.01	$(0.00)
Diluted	$0.00	$(0.00)	$0.01	$(0.00)

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Liabilities
Derivative financial instruments - warrants	$1,954,336	$—	$—	$1,954,336

March 31, 2020
Liabilities
Derivative financial instruments - warrants	$3,599,378	$—	$—	$3,599,378

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

NOTE 2. INVENTORY

Inventory consisted of the following:

	December 31, 2020	March 31, 2020
Finished goods	$33,315	$138,981
Work-in-progress	43,946	677,824
Raw materials	4,724,746	3,325,667
	$4,802,007	$4,142,472

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2020	March 31, 2020
Land, building and improvements	$5,273,023	$5,260,524
Laboratory, manufacturing, warehouse and transportation equipment	12,579,055	12,167,754
Office equipment and software	373,601	373,601
Furniture and fixtures	392,410	383,103
	18,618,089	18,184,982
Less: Accumulated depreciation	(11,834,185)	(10,957,334)
	$6,783,904	$7,227,648

Depreciation expense was $505,987 and $326,908 for the three months ended, and $980,227 and $982,456 for the nine months ended December 31, 2020 and 2019, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	December 31, 2020
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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize the Company’s bonds payable liability:

	December 31, 2020	March 31, 2020
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,470,000	$1,575,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(110,000)	(105,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,360,000	$1,470,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(217,399)	(206,765)
Bond offering costs, net	$137,055	$147,689

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$110,000	$105,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$95,822	$90,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	1,360,000	$1,470,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(122,877)	(133,511)
Long term portion of bonds payable, net of bond offering costs	$1,237,123	$1,336,489

Amortization expense was $3,544 and $3,545 for the three months ended, and $10,634 and $10,630 for the nine months ended December 31, 2020 and 2019, respectively.

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	December 31, 2020	March 31, 2020
Equipment and insurance financing loans payable, between 3.5% and 12.73% interest and maturing between January 2021 and October 2025	$900,800	$1,025,452
Loan received pursuant to the Payroll Protection Program Term Note	1,013,480	—
Less: Current portion of loans payable	(406,110)	(561,550)
Long-term portion of loans payable	$1,508,170	$463,902

The interest expense associated with the loans payable was $19,422 and $18,291 for the three months ended, and $58,062 and $63,170 for the nine months ended December 31, 2020 and 2019, respectively.

2020 Paycheck Protection Program Term Note

In April 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Note”) with TD Bank, NA in the amount of $1,013,480. The PPP Note was issued to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). Under the Program, all or a portion of the PPP Note may be forgiven in accordance with the Program requirements. In January 2021, the Company’s application for forgiveness of amounts due under the PPP Note was approved, in full, in accordance with the CARES Act and the Program.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7. RELATED PARTY SECURED PROMISSORY NOTE WITH MIKAH PHARMA, LLC

For consideration of the assets acquired on May 15, 2017, the Company issued a Secured Promissory Note (the “Note”) to Mikah Pharma, LLC (“Mikah”) for the principal sum of $1,200,000. Mikah was founded in 2009 by Nasrat Hakim (“Hakim”), a related party and, the Company’s President, Chief Executive Officer and Chairman of the Board. The Note matures on December 31, 2020 at which time the Company shall pay the outstanding principal balance of the Note. Interest shall be computed on the unpaid principal amount at the per annum rate of ten percent (10%); provided, upon the occurrence of an Event of Default as defined within the Note, the principal balance shall bear interest from the date of such occurrence until the date of actual payment at the per annum rate of fifteen percent (15%). All interest payable hereunder shall be computed on the basis of actual days elapsed and a year of 360 days. Installment payments of interest on the outstanding principal shall be paid as follows: quarterly commencing August 1, 2017 and on November 1, February 1, May 1, and August 1 of each year thereafter. No principal or interest payments have been made on the Note since its issuance. All unpaid principal and accrued but unpaid interest shall be due and payable in full on the Maturity Date. The interest expense associated with the Note was $30,000 for the three months ended and $90,000 for the nine months ended December 31, 2020 and 2019, respectively. Accrued interest due and owing on this note was $435,000 and $345,000 as of December 31, 2020 and March 31, 2020, respectively.

The Note matured on December 31, 2020 without repayment. Subsequent to December 31, 2020, amounts due pursuant to the note, consisting of unpaid principal of $1,200,000 plus unpaid accrued interest through December 31, 2020 of $435,000 remain as a general, non-interest bearing liability of the Company.

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $68,891 as of December 31, 2020, were comprised of a current component of $13,333 and a long-term component of $55,558. Deferred revenues in the aggregate amount of $238,891 as of March 31, 2020, were comprised of a current component of $180,000 and a long-term component of $58,891. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI Pharma (“TAGI”) licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance sheet date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The 135 Ludlow Ave. modified lease property required significant leasehold improvements and qualifications, as a prerequisite, for its intended future use. Manufacturing, packaging, warehousing, and regulatory activities are currently conducted at this location. Additional renovations and construction to further expand the Company’s manufacturing resources are in progress.

The Company assesses whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, the Company determines the classification and initial measurement of the right-of-use asset and lease liability at the lease commencement date, which is the date that the underlying asset becomes available for use. The Company has elected to account for non-lease components associated with its leases and lease components as a single lease component.

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

Lease assets and liabilities are classified as follows on the condensed consolidated balance sheet:

Lease	Classification	As of December 31, 2020
Assets
Operating	Operating lease – right-of-use asset	$212,385
Total leased assets		$212,385

Liabilities
Current
Operating	Lease obligation – operating lease	$221,166

Long-term
Operating	Lease obligation – operating lease, net of current portion	—
Total lease liabilities		$221,166

Rent expense is recorded on the straight-line basis. Rent expense under the 135 Ludlow Ave. modified lease for the three months ended December 31, 2020 and 2019 was $55,986 and $18,296, respectively, and $167,958 and $128,072 for the nine months ended December 31, 2020 and 2019, respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations.

The table below shows the future minimum rental payments, exclusive of taxes, insurance, and other costs, under the 135 Ludlow Ave. modified lease:

Years ending March 31,	Amount
2021	$57,105
2022	171,315
Total future minimum lease payments	228,420
Less: interest	(7,254)
Present value of lease payments	$221,166

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The weighted-average remaining lease term and the weighted-average discount rate of our lease was as follows:

Lease Term and Discount Rate	December 31, 2020
Remaining lease term (years)
Operating leases	1

Discount rate
Operating leases	6%

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligation . The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of December 31, 2020, and March 31, 2020, the Company had a liability of $37,069 and $35,442, respectively, recorded as a component of other long-term liabilities.

NOTE 10. PREFERRED STOCK

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, zero shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of December 31, 2020.

On April 27, 2017, a total of 24.0344 shares of Series J Preferred were issued pursuant to an exchange agreement (the “Exchange Agreement”) with Hakim, a related party and the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The Exchange Agreement provided for Hakim to exchange 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of Common Stock at $0.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of Common Stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of Common Stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020 (See Note 11).

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

A summary of warrant activity is as follows:

	December 31, 2020		March 31, 2020
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period – April 1, 2020 and 2019, respectively	79,008,661	$0.1521	79,008,661	$0.1521

Warrants granted pursuant to the issuance of Series J convertible preferred shares	—		—	$—

Warrants exercised, forfeited and/or expired, net	—		—	$—

Balance at end of period	79,008,661	$0.1521	79,008,661	$0.1521

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the Series J Warrants was calculated using a Black-Scholes model instead of a Monte Carlo Simulation because the probability with the shareholder approval provisions was no longer a factor. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	December 31, 2020	March 31, 2020
Fair value of the Company’s Common Stock	$0.0521	$0.0720
Volatility	76.28%	83.81%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	6.3	7.1
Risk free rate	0.65%	0.55%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the nine months ended December 31, 2020 were as follows:

Balance at March 31, 2020	$3,599,378
Change in fair value of derivative financial instruments - warrants	(1,645,042)
Balance at December 31, 2020	$1,954,336

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

The 2017 LPC Agreement expired on July 1, 2020.

During the nine months ended December 31, 2020, there were no shares sold to Lincoln Park pursuant to the 2017 LPC Agreement. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement. During the nine months ended December 31, 2019, a total of 8,895,233 shares were sold to Lincoln Park pursuant to the 2017 LPC Agreement for net proceeds totaling $806,987. In addition, 111,778 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Agreement.

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

During the nine months ended December 31, 2020 the Company issued an aggregate of 5,975,857 shares of Common Stock in the amount of $469,105 to Lincoln Park as initial commitment shares. The Company sold 640,543 shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the nine months ended December 31, 2020 for net proceeds totaling $42,223. In addition, 10,094 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13. STOCK-BASED COMPENSATION

Part of the compensation paid by the Company to its Directors and employees consists of the issuance of Common Stock or via the granting of options to purchase Common Stock.

Stock-based Director Compensation

The Company’s Director compensation policy, instituted in October 2009 and further revised in January 2016, includes provisions that a portion of director’s fees are to be paid via the issuance of shares of the Company’s Common Stock, in lieu of cash, with the valuation of such shares being calculated on a quarterly basis and equal to the simple average of the closing price of the Company’s Common Stock for each trading day of the quarter then ended.

During the nine months ended December 31, 2020, the Company issued 1,550,343 shares of Common Stock to its Directors in payment of director’s fees totaling an aggregate of $135,000 and with such aggregate director’s fees being earned and accrued over the twenty-seven month period beginning on January 1, 2018 and ending on March 31, 2020. In addition, the Company made cash payments totaling an aggregate of $67,500 in payment of director’s fees earned over the same twenty-seven month period.

During the nine months ended December 31, 2020, the Company accrued director’s fees totaling $67,500, which will be paid via cash payments totaling $22,500 and the issuance of 638,393 shares of Common Stock.

As of December 31, 2020, the Company owed its Directors a total of $22,500 in cash payments and 638,393 shares of Common Stock in payment of director fees totaling $67,500 due and owing. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

Stock-based Employee/Consultant Compensation

Employment contracts with the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees and engagement contracts with certain consultants include provisions for a portion of each employee’s salaries or consultant’s fees to be paid via the issuance of shares of the Company’s Common Stock, in lieu of cash, with the valuation of such shares being calculated on a quarterly basis and equal to the simple average of the closing price of the Company’s Common Stock for the quarter then ended.

During the nine months ended December 31, 2020, the Company issued 646,336 shares of Common Stock in payment of salaries totaling $56,250 pursuant to the employment contract of the Company’s Executive Vice President of Operations and with such salaries being earned and accrued over the thirty-month period beginning on January 1, 2018 and ending on June 30, 2020.

During the nine months ended December 31, 2020, the Company accrued salaries totaling $597,500 owed to the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees which will be paid via the issuance of 8,492,964 shares of Common Stock.

As of December 31, 2020, the Company owed its President and Chief Executive Officer, Chief Financial Officer and certain other employees’ salaries totaling $2,858,750 which will be paid via the issuance of 32,753,296 shares of Common Stock.

During the nine months ended December 31, 2020, the Company issued 1,931,891 shares of Common Stock in payment of consulting fees totaling $161,033, pursuant to engagement contracts with a certain consultant, and with such consulting expenses being earned and accrued over the twenty seven month period beginning on January 1, 2018 and ending March 31, 2020.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options

Under its 2014 Stock Option Plan and prior options plans, the Company may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant. A summary of the activity of Company’s 2014 Stock Option Plan for the nine months ended December 31, 2020 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2020	5,375,000	$0.14	4.1	$6,000
Forfeited and expired	(75,000)
Outstanding at December 31, 2020	5,300,000	$0.14	3.6	$6,000
Exercisable at December 31, 2020	5,220,001	$0.14	3.6	$6,000

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of December 31, 2020 and March 31, 2020 of $0.09 and $0.07, respectively.

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for approximately 93% of the Company’s revenues for the nine months ended December 31, 2020. These two customers accounted for approximately 79% and 14% of revenues each, respectively. The same two customers accounted for 82% and 12% of revenues each, respectively, for the three months ended December 31, 2020.

Three customers accounted for approximately 94% of the Company’s revenues for the nine months ended December 31, 2019. These three customers accounted for approximately 57%, 24%, and 13% of revenues each, respectively. The same three customers accounted for approximately 69%, 12% and 13% of revenues each for three months ended December 31, 2019.

Accounts Receivable

Two customers accounted for approximately 94% of the Company’s accounts receivable as of December 31, 2020. These two customers accounted for approximately 88% and 6% of accounts receivable each, respectively.

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2020. These four customers accounted for approximately 73%, 13%, 8%, and 5% of accounts receivable each, respectively.

Purchasing

Four suppliers accounted for more than 81% of the Company’s purchases of raw materials for the nine months ended December 31, 2020. These four suppliers accounted for approximately 59%, 12%, 5% and 5% of purchases each, respectively.

Eight suppliers accounted for more than 85% of the Company’s purchases of raw materials for the nine months ended December 31, 2019. Included in these seven suppliers were three suppliers accounting for approximately 34%, 25%, and 11% of purchases each, respectively.

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

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements. Disaggregated revenue by reportable segments is included within Note 1.

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
Operating Income by Segment
ANDA	$2,395,955	$2,431,906	$6,446,116	$2,538,560
NDA	(10,972)	135,500	142,812	407,245
	$2,384,983	$2,567,406	$6,588,928	$2,945,805

The table below reconciles the Company’s operating income by segment to income (loss) from operations before income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
Operating income by segment	$2,384,983	$2,567,406	$6,588,928	$2,945,805
Corporate unallocated costs	(830,042)	(739,790)	(1,691,578)	(1,738,579)
Interest income	98	2,334	463	10,667
Interest expense and amortization of debt issuance costs	(79,673)	(94,515)	(238,857)	(283,649)
Depreciation and amortization expense	(328,899)	(323,368)	(990,861)	(986,001)
Significant non-cash items	(217,901)	(213,052)	(686,000)	(532,267)
Change in fair value of derivative instruments	1,083,566	(3,059,695)	1,645,042	(2,590,695)
Income (loss) from operations before income taxes	$2,012,132	$(1,860,680)	$4,627,137	$(3,174,719)

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 17. INCOME TAXES

Sale of New Jersey Net Operating Loss and R&D Tax Credits

In April 2020, Elite Laboratories Inc., a wholly owned subsidiary of Elite Pharmaceuticals Inc., received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $607,635 relating to New Jersey net operating losses and net tax benefits of $338,772, relating to R&D tax credits. The Company sold the net tax benefits approved for sale for total proceeds of $946,407, which is captured within the Income tax benefit (expense) line item on the Company’s Condensed Consolidated Statement of Operations.

NOTE 18. COVID-19 UPDATE

In December 2019, the Novel Corona Virus, COVID-19 was reported to have emerged in Wuhan, China. In March 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a global pandemic. Governments at the national, state and local level in the United States, and globally, have implemented aggressive actions to reduce the spread of the virus, with such actions including, without limitation, lockdown and shelter in place orders, limitations on non-essential gatherings of people, suspension of all non-essential travel, and ordering certain businesses and governmental agencies to cease non-essential operations at physical locations. Under current and applicable laws and regulations, the Company’s business is deemed essential and it has continued to operate in all aspects of its pharmaceutical manufacturing, distribution, product development, regulatory compliance, and other activities. The Company’s management has developed and implemented a range of measures to address the risks, uncertainties, and operational challenges associated with operating in a COVID-19 environment. The Company is closely monitoring the rapidly evolving and changing situation and are implementing plans intended to limit the impact of COVID-19 on our business so that the Company can continue to manufacture those medicines used by end user patients. Actions the Company has taken to date are, without limitation, further described below.

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

Manufacturing and Supply Chain

During the three and nine months ended December 31, 2020, and as of the date of this Quarterly Report on Form 10-Q, the Company has not experienced material, detrimental issues related to COVID-19 in its manufacturing, supply chain, quality assurance and regulatory compliance activities, and has been able to operate without interruption. The Company has taken, and plans to continue to take, commercially practical measures to keep its facilities open. The Company’s supply chains remain intact and operational, and the Company is in regular communications with its suppliers and third-party partners. A prolonging of the current situation relating to COVID-19 may result in an increased risk of interruption in the Company supply chain in the future, with no assurances given as the materiality of such future interruption on the Company’s business, financial condition, results of operations and cash flows.

NOTE 19. SUBSEQUENT EVENTS

Forgiveness of Payroll Protection Program Loan

On January 12, 2021, the Company received notification that the United States Small Business Administration (“SBA”), had approved, in full, the Company’s application for forgiveness of amounts received pursuant to the CARES Act and the Program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and nine months ended December 31, 2020 and 2019 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2020. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Elite”, the “Company”, “we”, “us”, and “our” refer to Elite Pharmaceuticals, Inc., and subsidiary.

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

Strategy

We focus our efforts on the following areas: (i) manufacturing of a line of generic pharmaceutical products with approved Abbreviated New Drug Applications (“ANDAs”); (ii) development of additional generic pharmaceutical products; (iii) development of the other products in our pipeline including products co-developed with partners; (iv) commercial exploitation of our products either by sales under our own label, license and the collection of royalties, or through the manufacture of our formulations; and (v) development of new products for sale under our own label, and the expansion of our licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

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

The Company developed pilot data to address a key FDA concern in the CRL, but the Company has now paused development of this product and, in light of the current market and litigation around opioid products, the Company is evaluating the feasibility of continuing development.

Generic version of an antibiotic product

On January 3, 2019, the Company filed an ANDA with the FDA for a generic version of an antibiotic product. The product is jointly owned by Elite and SunGen Pharma LLC. Upon approval by the FDA of this ANDA, Elite will manufacture and package the product on a cost-plus basis. The ANDA is currently under review by the FDA.

Loxapine (“Loxapine Capsules”)

The FDA approved a transfer for manufacturing of Loxapine Capsules at the Northvale Facility. The approved ANDAs for Loxapine Capsules were acquired from Mikah Pharma. The Company anticipates commercial launch of this product during the first quarter of the fiscal year ending March 31, 2022.

Acetaminophen and Codeine Phosphate

The Company received approval from the FDA of an ANDA for a generic version of Tylenol® with Codeine (acetaminophen and codeine phosphate). Acetaminophen with codeine is a combination medication indicated for the management of mild to moderate pain, where treatment with an opioid is appropriate and for which alternative treatments are inadequate. The Company is not pursuing licensing deals for any opioids at this time and, in light of the current market and litigation around opioid products, the Company has no plans to commercialize this product at this time.

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

There were no significant changes during the nine months ended December 31, 2020 to the items that we disclosed as our Critical Accounting Policies and Estimates described in Item 7 of the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Results of Operations

The following set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Three months ended December 31, 2020 compared to December 31, 2019

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended December 31,		Change
	2020	2019	Dollars	Percentage
Manufacturing fees	$4,849,871	$3,754,721	$1,095,150	29%
Licensing fees	1,196,711	1,300,392	(103,681)	(8)%
Total revenue	6,046,582	5,055,113	991,469	20%
Cost of revenue	2,643,175	2,163,376	479,799	22%
Gross profit	$3,403,407	$2,891,737	$511,670	18%

Gross profit - percentage	56%	57%

Total revenues for three months ended December 31, 2020 increased by $1.0 million or 20%, to $6.0 million, as compared to $5.0 million for the corresponding period in 2019, primarily due to revenues earned from Amphetamine ER Capsules, which were launched during the current fiscal year, offset by decreases in license fee revenues resulting from the full amortization of SequestOx™ milestone revenues occurring in June 2020 and accordingly providing no contribution to revenues during the three months ended December 31, 2020, while contributing to revenues in the comparable period of the prior year.

Manufacturing fees increased by $1.1 million, or 29%, primarily due to revenues earned from Amphetamine ER Capsules, which were launched during the current fiscal year, and increased sales of Amphetamine IR Tablets, Dantrolene capsules and Trimipramine capsules during the three months ended December 31, 2020 as compared to the comparable period of the prior year.

Licensing fees decreased by $0.1 million, or 8%. This decrease is primarily due to the full amortization of SequestOx™ milestone license fees occurring in June 2020.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $0.4 million or 22%, to $2.6 million as compared to $2.2 million for the corresponding period in the prior fiscal year. This increase was due in large part to the increased manufacturing activities and related manufacturing revenues during the three months ended December 31, 2020, as compared to the comparable period of the prior fiscal year, and also due to there being a strong positive correlation of costs of revenue to manufacturing revenues.

Our gross profit margin was 56% during the three months ended December 31, 2020 as compared to 57% during the comparable period of the prior fiscal year.

Operating expenses:

	For the Three Months Ended December 31,		Change
	2020	2019	Dollars	Percentage
Operating expenses:
Research and development	$1,245,669	$986,832	$258,837	26%
General and administrative	826,019	878,540	(52,521)	-6%
Non-cash compensation	1,651	11,802	(10,151)	-86%
Depreciation and amortization	328,899	323,368	5,531	2%
Total operating expenses	$2,402,238	$2,200,542	$201,696	9%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three months ended December 31, 2020 increased by $0.2 million or 9% to $2.4 million, as compared to $2.2 million for the corresponding period in 2019.

Research and development costs for the three months ended December 31, 2020 were $1.2 million, an increase of $0.2 million, or 26%, from $1.0 million of such costs for the comparable period of the prior year. The increase was a result of the timing and nature of product development activities during the three months ended December 31, 2020 as compared to the comparable period of the prior year.

General and administrative expenses for the three months ended December 31,2020 were $0.8 million, a decrease of $0.1 million or 6% from $0.9 million of such costs for the comparable period of the prior year. The decrease was due in large part to increased utilization rates of our manufacturing facility as compared with the comparable period of the prior year, and ongoing cost reduction and cost control initiatives.

Non-cash compensation expense for the three months ended December 31, 2020 and 2019 was less than $0.1 million.

Depreciation and amortization expenses for the three months ended December 31,2020 were $0.3 million and remained relatively unchanged from $0.3 million of such costs for the comparable period of the prior year.

As a result of the foregoing, our income from operations for the three months ended December 31,2020 was $1.0 million, compared to $0.7 million for the comparable period of the prior year.

Other income (expense):

	For the Three Months Ended December 31,		Change
	2020	2019	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(79,673)	$(94,514)	$14,841	-16%
Gain on sale of assets	6,973		6,973	n/a
Proceeds from sale of ANDA’s	---	600,000	(600,000)	-100%
Change in fair value of derivative instruments	1,083,566	(3,059,695)	4,143,261	n/a
Interest income	98	2,334	(2,236)	-96%
Other income (expense), net	$1,010,963	$(2,551,875)	$3,562,838	n/a

Other income, net for the three months ended December 31, 2020 was $1.1 million, an increase in other income, net of $3.6 million from other expense, net of $2.6 million for the comparable period of the prior year. The increase in other income (expense), net was due to income relating to changes in the fair value of our outstanding derivative warrants during the three months ended December 31, 2020. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our net income for the three months ended December 31, 2020 was $2.0 million, compared to a net loss of $1.9 million for the comparable period of the prior year.

Nine months ended December 31, 2020 compared to December 31, 2019

Revenue, Cost of revenue and Gross profit:

	For the Nine Months Ended December 31,		Change
	2020	2019	Dollars	Percentage
Manufacturing fees	$17,659,834	$10,851,425	$6,808,409	63%
Licensing fees	3,325,384	2,197,915	1,127,469	51%
Total revenue	20,985,218	13,049,340	7,935,878	61%
Cost of revenue	10,984,021	7,529,918	3,454,103	46%
Gross profit	$10,001,197	$5,519,422	$4,481,775	81%

Gross profit - percentage	48%	42%

Total revenues for the nine-month period ended December 31, 2020 increased by $7.9 million or 61%, to $21.0 million, as compared to $13.1 million, for the corresponding period of the prior year primarily due to revenues earned from Amphetamine ER Capsules, which were launched during the current fiscal year, and increased sales of Amphetamine IR Tablets during the nine-month period ended December 31, 2020 as compared to the comparable period of the prior fiscal year.

Manufacturing fees increased by $6.8 million, or 63%, primarily due to revenues earned from Amphetamine ER Capsules, which were launched during the current fiscal year, and increased sales of Amphetamine IR Tablets during the nine month period ended December 31, 2020 as compared to the comparable period of the prior fiscal year.

Licensing fees increased by $1.1 million, or 51%. This increase is primarily due to licensing fees earned from Amphetamine ER Capsules which were launched during the current fiscal year, and increased licensing fees earned from the sale of Amphetamine IR Tablets, Naltrexone and Phentermine during the nine months ended December 31, 2020 as compared to the comparable period of the prior fiscal year, offset by the full amortization of license fee revenues recognized from SequestOx™ milestones occurring during June 2020. The nine months ended December 31, 2020 included less than three months of such license fee revenues as compared to the comparable period of the prior year which included a full nine months of such license fee revenues.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $3.5 million or 46%, to $11.0 million as compared to $7.5 million for the corresponding period in the prior fiscal year. This increase was due in large part to the increased manufacturing activities and related manufacturing revenues during the nine months ended December 31, 2020, as compared to the comparable period of the prior fiscal year, and also due to there being a strong positive correlation of costs of revenue to manufacturing revenues.

Our gross profit margin was 48% during the nine months ended December 31, 2020 as compared to 42% during the comparable period of the prior fiscal year.

Operating expenses:

	For the Nine Months Ended December 31,		Change
	2020	2019	Dollars	Percentage
Operating expenses:
Research and development	$3,337,287	$3,032,357	$304,930	10%
General and administrative	2,491,762	2,358,588	133,174	6%
Non-cash compensation	9,261	53,518	(44,257)	-83%
Depreciation and amortization	990,861	986,001	4,860	0%
Total operating expenses	$6,829,171	$6,430,464	$398,707	6%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the nine months ended December 31, 2020 increased by $0.4 million, or 6%, to $6.8 million as compared to $6.4 million for the corresponding period in the prior fiscal year.

Research and development costs for the nine months ended December 31, 2020 were $3.3 million, an increase of $0.3 million, or 10%, from approximately $3.0 million of such costs for the comparable period of the prior year. The increase was a result of the timing and nature of product development activities during the nine-month period ended December 31, 2020 as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the nine months ended December 31, 2020 were $2.5 million, an increase of $0.1 million, or 6% from $2.4 million of such costs for the comparable period of the prior year with such increase being attributed in large part to increased costs and headcounts relating to regulatory compliance and laboratory activities, offset by increased facility utilization rates and ongoing cost reduction initiatives.

Non-cash compensation expense for the nine months ended December 31, 2020 and 2019 was less than $0.1 million.

Depreciation and amortization expenses for the nine months ended December 31, 2020 were $1.0 million, which was virtually unchanged from $1.0 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations for the nine months ended December 31, 2020 was $3.2 million, compared to a loss from operations of $0.9 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Nine Months Ended December 31,		Change
	2020	2019	Dollars	Percentage
Other income (expense):
Interest expense and amortization of debt issuance costs	$(238,857)	$(283,649)	$44,792	-16%
Gain on sale of assets	48,463		48,463	n/a
Proceeds from sale of ANDA’s	---	600,000	(600,000)	-100%
Change in fair value of derivative instruments	1,645,042	(2,590,695)	4,235,737	n/a
Interest income	463	10,667	(10,204)	-96%
Other income, net	$1,455,111	$(2,263,677)	$3,718,788	n/a %

Other income, net for the nine months ended December 31, 2020 was $1.5 million, an increase of $3.8 million from the other expense, net of $2.3 million for the comparable period of the prior fiscal year. The increase in other income (expense) was due to income relating to changes in the fair value of our outstanding derivative warrants during the nine months ended December 31, 2020. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock. Please see Note 10 to the Unaudited Condensed Consolidated Financial Statements above.

As a result of the foregoing, our net income before the net benefit from sale of net operating loss credits for the nine months ended December 31, 2020 was $4.6 million, compared to net loss $3.2 million for the comparable period of the prior fiscal year. The Company received a net benefit from sale of net operating loss credits of $0.9 million during the nine months ended December 31, 2020, resulting in net income attributable to common shareholders of $5.5 million, compared to a net loss of $3.2 million for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	December 31, 2020	March 31, 2020	Change
Current assets	$14,538,170	$10,251,279	$4,286,891
Current liabilities	$7,242,350	$8,639,548	$(1,397,198)
Working capital	$7,295,820	$1,611,731	$5,684,089

Our working capital (total current assets less total current liabilities) increased by $5.7 million from $1.6 million as of March 31, 2020 to $7.3 million as of December 31, 2020, with such increase being primarily related to the net income of $5.6 million and a net positive cash flow of $4.3 million achieved during the nine months ended December 31, 2020.

Summary of Cash Flows:

	For the Nine Months Ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$3,943,229	$(587,684)
Net cash used in investing activities	$(77,879)	$(3,148)
Net cash provided by financing activities	$415,910	$188,719

Net cash provided by operating activities for the nine months ended December 31, 2020 was $3.9 million, which included net income of $5.6 million and increases in non-cash expenses totaling $0.1 million, offset by net increases in assets and decreases in liabilities totaling $1.8 million.

Net cash used in investing activities for the nine months ended December 31, 2020 was comprised of purchases of purchases of property and equipment of $0.15 million offset by proceeds from the sale of property and equipment of $0.07 million.

Net cash provided by financing activities was $0.4 million for the nine months ended December 31, 2020 which consisted primarily of proceeds from the payroll protection program loan offset by loan payments.

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

During the nine months ended December 31, 2020 the Company issued an aggregate of 5,975,857 shares of Common Stock in the amount of $469,105 to Lincoln Park as initial commitment shares. The Company sold 640,543 shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the nine months ended December 31, 2020 for net proceeds totaling $42,223. In addition, 10,094 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Given the inherent limitations in all systems of controls, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgements in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Accordingly, given the inherent limitations in a cost-effective system of internal control, financial statement misstatements due to error or fraud may occur and may not be detected. We conduct periodic evaluations of our systems of controls, to enhance where necessary.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by the Quarterly Report on Form 10-Q, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control (“COSO”). Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020, at the reasonable assurance level, to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes, subsequent to those identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 29, 2020, in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the end of the period covered by this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Litigation

We may be subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

February 16, 2021	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

February 16, 2021	By:	/s/ Carter J. Ward
Carter J. Ward Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)