Form 10-K
period 2021-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2021-06-14
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED MARCH 31, 2021

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

The aggregate market value of Common Stock held by non-affiliates at September 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter was $56,138,409.

The number of shares of the registrant’s Common Stock outstanding as of June 7, 2021 was 1,009,176,752.

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

ITEM 1. BUSINESS

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

We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled-release generic products, using proprietary know-how and technology. Our strategy includes improving off-patent drug products for life cycle management, developing generic versions of controlled-release drug products with high barriers to entry and exploiting our proprietary and patented abuse resistance technologies.

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

Our focus is on the development of various types of drug products, including generic drug products which require ANDAs as well as branded drug products which require New Drug Applications (“NDAs”) under Section 505(b)(1) or 505(b)(2) of the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Drug Price Competition Act”).

We believe that our business strategy enables us to reduce its risk by having a diverse product portfolio that includes generic products in various therapeutic categories and to build collaborations and establish licensing agreements with companies with greater resources thereby allowing us to share costs of development and improve cash-flow.

Commercial Products

We own, license, contract manufacture or receive royalties from the following products currently being sold commercially:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	n/a	Cardiovascular	January 2015
Oxycodone HCl Immediate Release 5mg, 10mg, 15mg, 20mg and 30mg tablets (“OXY IR 5mg”, “Oxy IR 10mg”, “Oxy IR 15mg”, “OXY IR 20mg” and “Oxy IR 30mg”)	Roxycodone®	Pain	March 2016
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Immediate Release 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg tablets (“Amphetamine IR 5mg”, “Amphetamine IR 7.5mg”, “Amphetamine IR 10mg”, “Amphetamine IR 12.5mg”, “Amphetamine IR 15mg”, “Amphetamine IR 20mg” and “Amphetamine IR 30mg”)	Adderall®	Central Nervous System (“CNS”) Stimulant	April 2019
Dantrolene Sodium Capsules 25mg, 50mg and 100mg (“Dantrolene 25mg”, “Dantrolene 50mg”, Dantrolene 100mg”)	Dantrium®	Muscle Relaxant	June 2019
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Extended Release 5mg, 10mg, 15mg, 20mg, 25mg, and 30mg capsules (“Amphetamine ER 5mg”, “Amphetamine ER 10mg”, “Amphetamine ER 15mg”, “Amphetamine ER 20mg”, “Amphetamine ER 25mg”, and “Amphetamine ER 30mg”)	Adderall XR®	Central Nervous System (“CNS”) Stimulant	March 2020
Loxapine Succinate 5mg, 10mg, 25mg and 50gm capsules (“Loxapine 5mg”, “Loxapine 10mg”, “Loxapine 25mg”, and Loxapine 50mg”)	Loxapine®	Antipsychotic	May 2021

Note: Phentermine 37.5mg is also referred to as “Phentermine Tablets”. Phentermine 15mg and Phentermine 30mg are collectively and individually referred to as “Phentermine Capsules”. Phendimetrazine 35mg is also referred to as “Phendimetrazine Tablets”. Naltrexone 50mg is also referred to as “Naltrexone Tablets”. Isradipine 2.5mg and Isradipine 5mg are collectively and individually referred to as “Isradipine Capsules”. Oxy IR 5mg, Oxy IR 10mg, Oxy IR 15mg Oxy IR 20mg and Oxy IR 30mg are collectively and individually referred to as “Oxy IR”. Trimipramine 25mg, Trimipramine 50mg, and Trimipramine 100mg are collectively and individually referred to as “Trimipramine Capsules”. Amphetamine IR 5mg, Amphetamine IR 7.5mg, Amphetamine IR 10mg, Amphetamine IR 12.5mg, Amphetamine IR 15mg, Amphetamine IR 20mg and Amphetamine IR 30mg are collectively and individually referred to as “Amphetamine IR Tablets”. Dantrolene 25mg, Dantrolene 50mg and Dantrolene 100mg are collectively and individually referred to as “Dantrolene Capsules”. Amphetamine ER 5mg, Amphetamine ER 10mg, Amphetamine ER 15mg. Amphetamine ER 20mg, Amphetamine ER 25mg and Amphetamine ER 30mg are collectively and individually referred to as “Amphetamine ER Capsules”. Loxapine 5gm, Loxapine 10mg, Loxapine 25mg and Loxapine 50mg are collectively and individually referred to as “Loxapine Capsules”.

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

Isradipine 2.5mg and Isradipine 5mg

The approved ANDAs for Isradipine 2.5mg and Isradipine 5mg were acquired by Elite in 2013

Isradipine 2.5mg and Isradipine 5mg are currently a commercial product being manufactured by Elite at the Northvale Facility and distributed by Epic Pharma LLC (“Epic”), on an exclusive basis.

Oxycodone 5mg, Oxycodone 10mg, Oxycodone 15mg, Oxycodone 20mg and Oxycodone 30mg (“Oxy IR”)

This product was an Identified IR Product in the Epic Strategic Alliance Agreement Dated March 18, 2009 (the “Epic Strategic Alliance”). Methods used by Epic in the manufacture of Oxy IR were developed at the Northvale Facility pursuant to the Epic Strategic Alliance, in which we are entitled to a Product Fee of 15% of Profits through March 2026, as defined in the Epic Strategic Alliance. The first commercial sale of Oxy IR occurred in March 2016. Epic has reported no profit or profit split for this product since September 2019.

Trimipramine 25mg, Trimipramine 50mg and Trimipramine 100mg

The approved ANDA for Trimipramine was acquired by Elite in 2017.

Trimipramine 25mg, Trimipramine 50mg and Trimipramine 100mg are currently a commercial product being manufactured by Elite at the Northvale Facility and distributed by Epic, on an exclusive basis.

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

Loxapine Capsules

The approved ANDA for Loxapine was acquired by Elite in 2013. Loxapine Succinate 5, 10, 25 and 50 mg are currently commercial products being manufactured by Elite at the Northvale Facility, launched commercially in May 2021 and distributed by Burel Pharmaceuticals, Inc, an affiliate of Prasco, LLC (“Burel”), on an exclusive basis.

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

Discontinued and Transferred Products

As part of standard operating practices, the Company, from time to time, as relevant, conducts evaluations of all ANDAs owned, consisting, without limitation, of ANDAs acquired or approved prior to the fiscal year ended March 31, 2021 (“Fiscal 2021”) and ANDAs acquired or approved during the Fiscal 2021. Such evaluations include, without limitation, costs and benefits relating to each ANDA owned, with such costs including those fees required under the FDA’s Generic Drug User Fee Amendment (“GDUFA”) which is significantly influenced by the number of ANDAs owned, and other costs and benefits taking into consideration various specific market factors for each ANDA. Those ANDAs with a cost/benefit profile not consistent with management criteria for continuation are identified for disposition and effort is made to determine the optimal course of action to achieve disposition of the ANDA.

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

Pursuant to the Precision Dose License Agreement, Elite will receive a license fee and milestone payments. The license fee will be computed as a percentage of the gross profit, as defined in the Precision Dose License Agreement, earned by Precision Dose as a result of sales of the products. The license fee is payable monthly for the term of the Precision Dose License Agreement. The milestone payments will be paid in six instalments. The first instalment was paid upon execution of the Precision Dose License Agreement. The remaining instalments are to be paid upon FDA approval and initial shipment of the products to Precision Dose. The term of the Precision Dose License Agreement is 15 years and may be extended for three successive terms, each of five years.

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

On April 3, 2020, Elite and SunGen mutually agreed to discontinue any further joint product development activities under the SunGen Agreement except for the antibiotic tablet product which has been filed with the FDA and the antibiotic capsule product not yet filed. These two products remain jointly owned assets of the parties.

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

Strategic Marketing Alliance with Glenmark Pharmaceuticals, Inc. USA

On May 22, 2018, and as amended on August 1, 2018, we entered into a license, manufacturing and supply agreement with Glenmark Pharmaceuticals Inc. USA (“Glenmark”) to market the two Elite generic products described below in the United States with the option to add products in the future (the “Glenmark Alliance”). The license for Methadone Tablets was terminated by mutual agreement in December 2019. The license for Phendimetrazine Capsules was terminated by mutual agreement in February 2020. The licenses for Trimipramine Capsules and Isradipine Capsules expired in May 2021.

During the term of the Glenmark Alliance, Glenmark had exclusive marketing rights to the following products: Methadone Tablets, Trimipramine Capsules and Isradipine Capsules. Glenmark also had semi-exclusive marketing rights to Phendimetrazine Tablets. All products included in the Glenmark Alliance were manufactured by Elite. In addition to the purchase prices for the products, Elite also received license fees in excess of 50% of gross profits, with such being defined as net sales less the price paid to Elite for the products, distribution fees of less than 10% and shipping costs.

Marketing License with Epic Pharma LLC

On November 21, 2020 we entered into a license, manufacturing and supply agreement with Epic Pharma LLC (“Epic”) to market the two Elite generic products described below in the United States (the “Epic Pharma License”).

Beginning on May 23, 2021 and continuing until the agreement terminates, Epic has exclusive marketing rights to Trimipramine Capsules and Isradipine Capsules. The products are manufactured by Elite for Epic on a cost plus basis. In addition to the purchase prices for the products, Elite also receives license fees of 50% of gross profits or greater, with such being defined as net sales less the price paid to Elite for the products, distribution fees of less than 10% and shipping costs. The initial term of the agreement is three (3) years from the execution of the agreement. Epic has the option to extend the agreement for an additional two (2) years if certain license fee targets are met.

Marketing License with Prasco, LLC and Burel Pharmaceuticals, Inc.

On February 14, 2020, and as amended on July 30, 2020, the Company entered into a license, manufacturing and supply agreement with Prasco, LLC and its affiliate Burel Pharmaceuticals, Inc. (“Burel”) to market generic Loxapine Succinate capsules in the United States (the “Burel License”). Burel sales for the product began May 2021.

Under the agreement, Burel has exclusive marketing rights to Loxapine. The product is manufactured by Elite, and the Company receives manufacturing fees and license fees of 50% of gross profits or greater, with such being defined as net sales less the price paid to Elite for the products, distribution fees of less than 10% and shipping costs. The term of the agreement is three (3) years from the execution date of the agreement and will automatically renew for one (1) year periods unless one of the parties gives prior written notice.

Strategic Marketing Alliances with Lannett Company Inc

The Company has entered into two separate license, supply and distribution agreements with Lannett Company Inc. (“Lannett”). The first agreement, dated March 6, 2019, relates to products that were co-developed with SunGen (the “Lannett-SunGen Product Alliance”). The second agreement, dated April 9, 2019, relates to products that were solely developed by Elite (the “Lannett-Elite Product Alliance”). Both agreements are collectively and individually referred to as the “Lannett Alliance”).

Pursuant to Lannett-SunGen Product Alliance, Lannett will be the exclusive U.S. distributor for Amphetamine IR Tablets and Amphetamine ER Capsules. Elite manufactures these products, which are purchased, marketed and distributed by Lannett under the Lannett label. In addition to the purchase prices for the products, Elite will receive license fees well in excess of 50% of net profits, which will be shared equally with SunGen, pursuant to the SunGen Agreement. Net profits are defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs. The Lannett-SunGen Product Alliance has an initial term of three years and automatically renews for one year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least three months’ prior written notice if it determines to stop marketing and selling such product, and it permits Elite to terminate with regard to a product if at any time after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $100,000 for a six month sales period. In addition to manufacturing fees and license fees, Lannett also paid a $750,000 milestone, upon the March 2020 commercial launch of Amphetamine ER Capsules. This milestone payment was earned during March 2020 and was shared equally by Elite and SunGen, pursuant to the SunGen Agreement.

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

Please also note that in May 2020, SunGen, under an asset purchase agreement, assigned its rights and obligations under the SunGen Agreement for Amphetamine IR and Amphetamine ER to Mikah Pharmaceuticals. The ANDAs for Amphetamine IR and Amphetamine ER are now registered under Elite’s name. Mikah will now be Elite’s partner with respect to Amphetamine IR and ER and will assume all the rights and obligations for these products from SunGen.

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

Trademarks

SequestOx™ is a trademark owned by Elite.

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

Please see the Risk Factor in Part I, Item 1A entitled “We are dependent on a small number of customers, suppliers and other third parties for core business aspects”

Dependence on One or a Few Major Customers

Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues, therefore the termination or restructuring of a contract with a customer may result in the loss of material amount or substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have agreements with Lannett, Epic Pharma, Burel Pharmaceuticals and Precision Dose for the licensing, sales and distribution of products that we manufacture. We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products. Please see the Risk Factor in Part I, Item 1A entitled We are dependent on a small number of customers, suppliers and other third parties for core business aspects”

Our Reporting Segments

We currently operate in two segments, which are products whose marketing approvals were secured via an ANDA and products whose marketing approvals were secured via an NDA. ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. For the years ended March 31, 2021 and 2020 revenue from our ANDA segment were $25.2 million and $17.0 million, respectively. For the years ended March 31, 2020 and 2019 revenue from our NDA segment were $0.2 million and $1.0 million, respectively.

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

Employees

As of June 7, 2021, we had 43 full time employees. Full-time employees are engaged in operations, administration, research, and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain, and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

ITEM 1A. RISK FACTORS

An investment in the Company’s securities involves a high degree of risk. You should carefully consider the risks described below as well as other information provided to you in this report, including information in the section of this document entitled “Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our Common Stock could decline, and you may lose all or part of your investment.

In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating an investment in us and in analyzing our forward-looking statements.

Risk Factor Summary

The following is a summary of the risk factors contained in this Annual Report on Form 10-K that could adversely affect our business, ability to operate, financial condition, results of operation, equity and cash flows. This summary does not address all of the risks that we face and is qualified in its entirety by reference to the more detailed descriptions included below. In addition to this summary, we strongly encourage you to carefully review the full risk factors in their entirety.

Business Related Risks

●	The pharmaceutical industry is highly competitive.
●	Global pandemic and natural disasters.
●	Interruptions in operations at our sole facility could have a material adverse effect on our business.
●	We are dependent on a small number of customers, suppliers and other third parties for core business aspects.
●	We may sell, withdraw or discontinue manufacture of certain products.
●	We may fail to successfully identify, develop, complete clinical trials, secure regulatory approvals and commercialize new products.
●	Our operations could be disrupted by failure of our information systems or cyber-attacks.

●	Delays in product development may result in failure to achieve adequate return on investment.
●	Our business is dependent on market perceptions, social and political pressures.
●	Unstable economic conditions may adversely affect our business.
●	We depend on qualified scientific and technical personnel and our ability to attract and retained such.
●	Unsuccessful collaboration or licensing arrangements could limit revenues and product development.

Financial and Liquidity Related Risks

●	We have a relatively limited operating history and our operating results could fluctuate significantly.
●	Our ability to fund operations is uncertain and we may require additional financing to meet objectives.
●	We have substantial indebtedness which may adversely affect our financial condition.
●	There is a risk impairment of significant intangible assets on our balance sheet.
●	GAAP requires estimates, judgements and assumptions which inherently contain uncertainties.

Legal and Regulatory Risks

●	The pharmaceutical industry is heavily regulated which creates uncertainty and substantial compliance costs.
●	Decreases in the degree to which individuals are covered by healthcare insurance and levels of third party reimbursement could result in decreased use of our products and lower prices.
●	Our business may be adversely affected by legislation or healthcare regulatory reform and initiatives.
●	Use of generics may be limited through legislative, regulatory or efforts of pharma companies.
●	New tariffs and evolving trade policy between the US and other countries may adversely affect our business.
●	The DEA could limit the availability of active ingredients used in many of our products.
●	Changes in FDA approval requirements may prevent or delay approval of new products.
●	We received a CRL from the FDA indicating that the SequestOxTM NDA is not ready for approval.
●	Regulatory factors may cause us to be unable to manufacture products or face interruptions in our manufacturing process.
●	Agreements between branded pharmaceutical companies and generic pharmaceutical companies are facing increased government scrutiny in the United States and Internationally.

Litigation and Liability Related Risks

●	We may not be able to obtain or maintain adequate insurance coverages.
●	Litigation, product liability claims, product recalls, government investigations and other significant legal proceedings are common in the pharmaceutical industry.
●	Our products contain narcotic ingredients which may subject us to increased litigation risk and regulation.
●	Public concern over abuse of opioids has negatively affected our business.
●	Illegal distribution and third party sale of counterfeit versions of our products could have a detrimental effect on our reputation and business.

Structural and Organizational Risks

●	We have identified material weaknesses in internal controls in prior years.
●	Provisions of our Articles of Incorporation could deter a change of management and discourage offers to acquire us.

Intellectual Property Related Risks

●	Our ability to protect intellectual property rights and successfully defend third party allegations of intellectual property infringement is vital to our business and uncertain.

Risks Related to our Common Shares

●	Dilution from issuance of shares to Lincoln Park, Directors, Employees, Consultants or upon exercise of warrants and options or the perception that dilution may occur could cause the price per share of common stock to fall.
●	Our common stock is a penny stock, quoted on the OTC bulletin board, with rules in place that could limit trading and liquidity of our shares, increased transaction costs that could adversely affect our price per share.
●	Shareholder activism could negatively affect us.
●	Our stock price has been volatile.
●	Capital raises through sales of securities may cause substantial dilution to existing shareholders.
●	Issuance of shares of common or preferred stock could make achieving a change of control more difficult.
●	We have no plans to pay regular dividends or conduct ordinary share purchases.

Business Related Risks

The pharmaceutical industry is highly competitive.

The pharmaceutical industry is highly competitive and subject to rapid and significant technological change, and we may be unable to compete effectively, which could impair our ability to implement our business model. Competitive factors faced include, without limitation, product development, safety, efficacy, commercialization, marketing, promotion, product quality, cost-effectiveness, reputation, service, patient convenience, access to scientific and technical information, and ability to manage operations in an economic environment that is severely impacted by a global pandemic such as COVID-19. In addition, the pharmaceutical industry is undergoing rapid and significant technological change, and we expect competition to intensify as technical advances in each field are made and become more widely known. An increasing number of pharmaceutical companies have been or are becoming interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. We expect that competition in the field of drug delivery will increase in the future as other specialized research and development companies begin to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in specialized drug delivery companies. Many of our competitors have longer operating histories and, they, and future competitors, may have greater financial, research and development, marketing, and other resources than we do. Furthermore, recent trends in this industry include market consolidation, which may further concentrate financial, technical, market and other strengths and resources with the result being a further increase competitive pressures existent in this industry. Such companies may develop new formulations and products, or may improve existing ones, more efficiently than we can. Our success, if any, will depend in part on our ability to keep pace with the changing technology in the fields in which we operate.

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

In addition, sales of our products may be adversely affected by the continuing consolidation within the retail and wholesale pharmaceutical markets. Our products, whether sold directly by the Company or through third parties that are licensed to market and distribute our products are sold in large part to a market that is comprised of a relatively few retail drug chains, wholesalers, and managed care organizations, with such entities continuing to undergo consolidation. Such consolidation may provide these customers or our products with additional purchasing leverage, and consequently, may increase the pricing pressures faced by us. Additionally, the emergence of large buying groups representing independent retail pharmacies, and the prevalence and influence of managed care organizations and similar institutions, enable those groups to extract price discounts on our products and our revenues and quarterly results comparisons may also be affected by fluctuations in the buying patterns of retail chains, major distributors, and other trade buyers.

Furthermore, policies regarding returns, rebates, allowances and chargebacks, and marketing programs adopted by wholesalers may reduce our revenues in future fiscal periods. Based on industry practice, generic drug manufacturers have liberal return policies and have been willing to give customers post-sale inventory allowances. Such industry practices apply to the current sales of our products by our marketing partners, which in turn effect profit splits and license fees received, and they will also affect prospective future sales made directly by Company.

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

The existence and occurrence of any of the above could have a material adverse effect on our business, financial condition, results of operations, cash flow, ability to operate and stock price.

Global pandemic and natural disasters.

Widespread health problems, including the recent global COVID-19 pandemic, natural disasters or other unexpected events could materially and adversely affect our business.

Public health outbreaks, epidemics or pandemics, such as the coronavirus, could materially and adversely impact our business. For example, the COVID-19 pandemic has resulted in global business and economic disruption and extreme volatility in the financial markets as many jurisdictions have placed restrictions on travel and non-essential business operations and implemented social distancing, shelter-in-place, quarantine and other similar measures for their residents with the stated objective being to contain the spread of the virus. In response to these public health directives and orders, we have implemented alternative working practices and work-from-home capabilities for appropriate employees, installed improved air flow and filtration at the Northvale Facility, as well as social distancing, modified schedules, shift rotation, daily temperature checks, multiple hand sanitation stations and other similar policies at our manufacturing facilities. We have also suspended international and domestic travel on behalf of the Company. Despite these actions, the Company continues to be exposed to the risk of a significant disruption or ceasing of all manufacturing or other operations resulting from laws, executive orders or other directives from various governmental authorities which could require such disruption or ceasing of operations due to our products and or operations being determined to be non-essential or any other reason for which it has been determined that such actions taken against the Company will further the protection of the general population from harm that may be caused or related to COVID-19 or any similar threat to public health.

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

While to date we have not experienced a significant detrimental change in customer demand, the heightened possibility of changes in customer demand as the COVID-19 pandemic evolves remains. The current economic crisis and higher levels of unemployment rates resulting from COVID-19 have the potential to significantly reduce individual disposable income and depress consumer confidence, which could limit the ability of some consumers to purchase certain pharmaceutical products and reduce consumer spend on certain medical procedures in the short-, medium- and long term. Additionally, as part of the measures to address COVID-19, certain healthcare providers are not currently performing various medical procedures and an increased portion of the general public are reducing their consumption of medical services which may result in decreased demand for certain of our products.

Furthermore, we are unable to predict the impact that COVID-19 may have going forward on the business, results of operations or financial position of any of our major customers, which could impact each customer to varying degrees and at different times and could ultimately impact our own financial performance. Certain or many of our competitors may also be better equipped to weather the impact of COVID-19 domestically and may be better equipped to address changes in customer demand. Additionally, our product development programs may be adversely affected by the global pandemic and the prioritization of production during this pandemic. The public health directives in response to COVID-19 requiring social distancing and restricting non-essential business operations have in certain cases caused and may continue to cause delays, increased costs and additional challenges in our product development programs, including obtaining adequate patient enrolment and successfully bringing product candidates to market. In addition, we may face additional challenges receiving regulatory approvals as previously scheduled dates or anticipated deadlines for action by the FDA on our applications and products in development, including dates scheduled for 2021, if any, could be subject to delays beyond our control as regulators such as the FDA focus on COVID-19.

To the extent our operating cash flows, together with our cash, cash equivalents, restricted cash and restricted cash equivalents, become insufficient to cover our liquidity and capital requirements, including funds for any future acquisitions and other corporate transactions, we may be required to seek third-party financing, and/or engage in one or more capital markets transactions. The COVID-19 pandemic has resulted in significant disruptions to and volatility in the local, national and global financial markets and, there can be no assurance that we would be able to obtain any required financing on a timely basis or at all. Further, lenders and other financial institutions could require us to agree to more restrictive covenants, grant liens on our assets as collateral (resulting in an increase in our total outstanding secured indebtedness) and/or accept other terms that are not commercially beneficial to us in order to obtain financing, as a result of the actual or perceived impact that financial institutions believe the pandemic will have on our business. Such terms could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from COVID-19.

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

Interruptions in operations at our sole facility could have a material adverse effect on our business.

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

Furthermore, all of our manufacturing operations are conducted at the Northvale Facility and any delays or unanticipated expenses in connection with the operation at the Northvale Facility, resulting in a significant disruption at this facility, even on a short-term basis, whether due to, without limitation, an adverse quality or compliance observation, including a total or partial suspension of production and/or distribution by regulatory authorities, an act of God, civil or political unrest, force majeure situation or other events could impair our ability to produce and ship products on a timely basis, and could, among other consequences, subject us to exposure to claims from customers. Any of these events could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We are dependent on a small number of customers, suppliers and other third parties for core business aspects.

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

We also depend on a limited number of customers and any reduction, delay or cancellation of an order from these customers or the loss of any of these customers could cause our revenue to decline. Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues therefore the termination of a contract with a customer may result in the loss of substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have agreements with Lannett, Epic Pharma, Burel and Precision Dose for the sales and distribution of products that we manufacture. We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products.

Since a significant portion of our revenues is derived from a relatively few customers, any financial difficulties experienced by any one of these customers, or any delay in receiving payments from any one of these customers, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Furthermore, we are dependent on third parties to supply raw materials used in our products and to provide services for certain core aspects of our business. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Furthermore, we rely on third parties to conduct clinical trials and testing for our product candidates, and if they do not properly and successfully perform their legal and regulatory obligations, as well as their contractual obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

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

We may sell, withdraw or discontinue manufacture of certain products.

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

In addition, we may, from time to time, sell and/or withdraw approved ANDAs if we determine that the costs of maintaining such ANDAs is excessive when compared to their actual current value and their perceived value and place in our strategic plans. For example, and without limitation, during the twelve months ended March 31, 2020, we received new product approvals that would have resulted in us owning a number of ANDAs that would have required us to self-identify as a large size ANDA holder, on the measurement date, as per the FDA’s Generic Drug User Fee Amendment (“GDUFA”) program fee structure, as opposed to the medium size ANDA classification in effect prior to these new ANDA approvals. Based on the GDUFA program fees in effect for the period October 1, 2020 through September 30, 2021, the annual fee for large sized ANDA holders was approximately $0.9 million greater than the fee for medium sized ANDA holders. After conducting a study of ANDAs held, with the GDUFA program fee levels being one of several relevant factors considered, we identified and sold ANDAs relating to Methadone Tablets, Second Phendimetrazine Product, Hydromorphone Tablets, Oxycodone and Acetaminophen Tablets and Hydrocodone and Acetaminophen Tablets.

Although our expectations are to engage only in the sale or withdrawal of ANDAs if they advance or otherwise support our overall strategy, any such ANDA sale by definition reduces the size and scope of our business, with a direct correlation to opportunities with respect to certain markets, products or therapeutic categories.

All of the foregoing could have a material adverse effect on our business, results of operations, financial condition, cash flows and ability to operate.

We may fail to successfully identify, develop and commercialize new products.

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

Our ability to sustain current operations, engender business growth, achieve current and future revenues and profitability, significantly depends on our ability to successfully identify, develop, obtain regulatory approval, commercialize and market new pharmaceutical products, including, without limitation, our own products as well as those that may be developed in partnership with other entities, such as those that were previously developed with SunGen pursuant to a now terminated product development agreement. As a result, we must continually develop, test and manufacture new products, which must meet regulatory standards to receive requisite marketing authorizations.

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

We conduct research and development to enable us to manufacture and market pharmaceutical products in accordance with specific government regulations. Our drug development efforts relating to SequestOxTM and certain generics are focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. Typically, expenses related to research, development, and regulatory approval of compounds for SequestOxTM, which is a branded pharmaceutical product are significantly greater than those expenses associated with generic products. Expanded research and development efforts are required, resulting in increased research expenses. Because of the inherent risk associated with research and development efforts in the healthcare industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful regulatory approval and introduction of new pharmaceutical products and failure in the development of any new product can occur at any point in the process, including late in the process after substantial investment. Also, after we submit a regulatory application, the relevant governmental health authority may require that we conduct additional studies, including, for example, studies to assess the product’s interaction with alcohol. As a result, we may be unable to reasonably predict the total research and development costs to develop a particular product and there is a significant risk that the funds we invest in research and development will not generate financial returns. In addition, our operating results and financial condition may fluctuate as the amount we spend to research and develop, commercialize, acquire or license new products, technologies and businesses changes. Much of the preceding occurred with the development of SequestOxTM, which has not received marketing approval from the FDA, for which continued development has been paused and with material adverse effects on our business, results of operations, financial condition, cash flows and ability to operate resulting in the past, as well as the risk remaining for the future.

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

Our operations could be disrupted by failure of our information systems or cyber-attacks.

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

Delays in product development may result in failure to achieve adequate return on investment.

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

There are also risks and uncertainties inherent in conducting clinical trials could delay or prevent the development and commercialization of our own branded products. With respect to our branded products which do not qualify for the FDA’s abbreviated application procedures, we must demonstrate through clinical trials that these products are safe and effective for use. We have only limited experience in conducting and supervising clinical trials. The process of completing clinical trials and preparing an NDA may take several years and requires substantial resources. Our studies and filings may not result in FDA approval to market our new drug products and, if the FDA grants approval, we cannot predict the timing of any approval. There are substantial filing fees for NDAs, often in excess of $1 million in addition to the cost of product development and clinical trials, that are not refundable if FDA approval is not obtained.

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

Our business is dependent on market perceptions, social and political pressures.

Market acceptance of our products among physicians, patients, health care payors and the medical community, is a key component of commercial success and if such is not achieved, our business will be adversely affected. The degree of market acceptance of any of our approved product candidates among physicians, patients, health care payors and the medical community will depend on a number of factors, including, without limitation:

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

We may also experience downward pressure on the price of our products due to social or political pressure to lower the cost of drugs, which would reduce our revenue and future profitability. Recent events have resulted in increased public and governmental scrutiny of the cost of drugs, especially in connection with price increases following companies’ acquisition of the rights to certain drug products. In particular, U.S. federal prosecutors have issued subpoenas to pharmaceutical companies seeking information about drug pricing practices. In addition, the U.S. Senate is publicly investigating a number of pharmaceutical companies relating to drug-price increases and pricing practices. Our revenue and future profitability could be negatively affected if these inquiries were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products which could have a material adverse effect on our business, growth prospects, financial condition, results of operations, cash flow and stock price.

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

Furthermore, public concern over the abuse of opioid medications, including increased legal and regulatory action, could also negatively affect our business. While Elite has de-emphasized its programs with respect to opioids and will continue to focus on products other than opioids, certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. State and local governmental agencies may investigate us as a manufacturer and/or distributor of medicines containing opioids or in conjunction with their investigation of other pharmaceutical wholesale distributors, and others in the supply chain that have a direct or indirect connection to our operations in relation to the distribution of opioid medications. In addition, multiple lawsuits have been filed against other pharmaceutical manufacturers and distributors alleging, among other claims, that they failed to provide effective controls and procedures to guard against the diversion of controlled substances, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of controlled substances in accordance with regulations. Additional governmental entities have indicated an intent to sue these other manufacturers and distributors. While no such actions have been taken against us, the immediate effect on the Company has been an inability to commercialize and market three opioid products approved during fiscal years prior to the twelve months ended March 31, 2021 and a cessation of orders for another two other opioid products that had been marketed by our marketing partners. During the year ended March 31, 2020, we disposed of four approved ANDA’s for opioid products. As of March 31, 2021, we continue to hold one approved ANDA for an opioid product that, while approved by the FDA, has not been launched commercially. Further, defense against any such opioid related lawsuits could be cost-prohibitive resulting in an adverse material effect on our business, financial condition, results of operations, cash flows and stock price. Similar allegations made against us, even without litigation, could also negatively affect our business in various ways, including through increased costs and harm to our reputation. In addition, an adverse resolution of any lawsuit or investigation could also have a material adverse effect on our business, results of operations, cash flows and stock price.

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

Any or all of the above could result in a material adverse effect on our business, financial condition, results of operations, cash flow, ability to operate and stock price.

Unstable economic conditions may adversely affect our business.

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

We depend on qualified scientific and technical personnel and our ability to attract and retain such personnel.

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

In addition, marketing of our branded product, SequestOx™ will require much greater use of a direct sales force compared to marketing of our generic products, should we reinstate development and achieve commercialization of this product. Our ability to realize significant revenues from marketing and sales activities depends on our ability or the ability of our partners to attract and retain qualified sales personnel. Competition for qualified sales personnel is intense. Any failure to attract or retain qualified sales personnel could negatively impact our sales revenue and have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price.

We have entered into employment agreements with our executive officers and certain other key employees. We do not maintain “Key Man” life insurance on any executives.

Unsuccessful collaboration or licensing arrangements could limit revenues and product development.

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

Any or all of the above could result in a material adverse effect on our business, financial condition, results of operations, cash flow, ability to operate and stock price.

Financial and Liquidity Risks

We have a relatively limited operating history and our operating results could fluctuate significantly.

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

In addition, although we have been in operation since 1990, we have a relatively short operating history, have only achieved profitability for the first time during the fiscal year ended March 31, 2021 and have limited financial data upon which you may evaluate our business and prospects. There can be no assurances of our ability to sustain current profitability and in certain years prior to the year ended March 31, 2021, the auditor’s opinion on our financials were qualified with respect to there being substantial doubt as to the Company’s ability to continue as a going concern due to continued losses not being sufficiently offset by operating revenues. A failure to generate sufficient revenues to offset related costs of operations will have a material adverse effect on our business, results of operations, financial condition, cash flow and ability to operate.

Furthermore, our business model is likely to continue to evolve as we attempt to expand our product offerings and our presence in the generic pharmaceutical market. As a result, our potential for future profitability must be considered in view of the risks, uncertainties, expenses, and difficulties frequently encountered by companies that are attempting to move into new markets and continuing to innovate with new and unproven technologies and there can be no assurances of continued profitability subsequent to the current fiscal year. Some of these risks relate to our potential inability to:

●	develop new products;
●	obtain regulatory approval of our products;
●	manage our growth, control expenditures and align costs with revenues;
●	attract, retain, and motivate qualified personnel; and respond to competitive developments; and,
●	Sustain operations during a global pandemic or similar situation, such as the COVID-19 global pandemic first identified in 2020.

If we do not effectively address the risks we face, our business model may become unworkable and we may not achieve or sustain profitability or successfully develop any products, resulting in a material adverse effect on Elite’s business, results of operations, financial condition, and cash flow and ability to operate in the future.

Our ability to fund operations is uncertain and we may require additional financing to meet objectives.

Our ability to fund our operations, maintain liquidity and meet our financing obligations is reliant on our operations, which are subject to significant risks and uncertainties. We rely on cash generated by operations as well as access to financial markets, such as the equity line with Lincoln Park and equipment financings, to fund our commercial, product development and other operations, maintain liquidity and meet our financial obligations. Amounts available under the equity line with Lincoln Park have a strong and direct correlation to the Company’s publicly traded price per share and volumes. There can be no assurances of our traded price per share and volumes being at sufficient levels to provide adequate funding from the equity line with Lincoln Park. In addition, there can be no assurances of our ability to secure equipment financing, resulting in an increased risk of our inability to achieve critical or necessary facility upgrades.

Our operations are also subject to many significant risks and uncertainties, as described, without limitation, in this “Risk Factors” section, including, without limitation, those risks related to the effects of a global pandemic such as or similar to the COVID-19 pandemic, competition in the markets in which we operate, litigation risks, government investigations, including those related to our sale, marketing and/or distribution of prescription opioid medications in prior periods, and others. Any negative development or outcome in connection with any or all of these risks and uncertainties could result in significant consequences, including, without limitation, one or more of the following:

●	The dedication of a substantial portion of our cash flows from operations to the payment of legal or related expenses, resulting in these same funds being unavailable for other purposes, including, without limitation, debt service, operations, capital expenditures, product development and future business opportunities;
●	A limitation in our ability to adjust to changing market conditions, causing us to be more vulnerable to periods of negative or impaired growth in the general economy or in our business, resulting the company being put at a competitive disadvantage as a result of a decreased or unavailable ability to engage in capital spending and take all other actions that would otherwise be required to ensure growth and competitiveness;
●	A limitation in our ability to attract and retain key personnel;
●	A decrement in our debt service and compliance obligations related to certain of our outstanding debt obligations, exposing us to events of default and reduced credit ratings, which in turn lead to increased capital costs and potential unavailability of capital; and,
●	An overall inability to fund our operations and liquidity needs.

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

We also will likely need additional funding to accomplish our plans to conduct the clinical development and commercialization of a range of multiple abuse resistant opioids or initiate, continue or complete the development of additional generic products already identified for development or currently in development.

As of March 31, 2021, we had cash on hand of approximately $3.2 million and a working capital surplus of $6.8 million, and, for the fiscal year ended March 31, 2021, we had profits from operations totaling $2.5 million, net other income totaling $3.0 million and net income of $5.5 million.

On July 8, 2020, we entered into another purchase agreement (the “2020 LPC Purchase Agreement”), together with a registration rights agreement (the “2020 LPC Registration Rights Agreement”), with Lincoln Park. Under the terms and subject to the conditions of the 2020 LPC Purchase Agreement, we have the right to sell to and Lincoln Park is obligated to purchase up to $25 million in shares of our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on July 27, 2020 and expiring on August 1, 2023.

While growth in our current generic product line, consisting of Phentermine Tablets, Phentermine Capsules, Phendimetrazine Tablets, Naltrexone Tablets, Isradipine Capsules, Trimipramine Capsules, Amphetamine IR Tablets, Amphetamine ER Capsules, Dantrolene Capsules, and Loxapine Capsules combined with manufacturing, profit split and royalty revenues earned pursuant to the Lannett Alliance, the Precision Dose License Agreement, the Burel License Agreement and the Epic License Agreement, and successful commercialization of other products in our product development pipeline, may lead to sustained profitability, there can be no assurances of such. Furthermore, there can be no assurances of the continuation revenues being earned from the current generic product line, no assurances of Elite’s successful commercialization of other products in our development pipeline, and no assurances of Elite’s ability to continue as a going concern. In addition, there can be no assurances of Elite being able to raise additional funds in a timely manner, on acceptable terms, if needed to support commercial operations resulting in a material detrimental effect on Elite’s ability to become profitable and accordingly being a material factor to the detriment of Elite’s ability to continue as a going concern as well as having a material adverse effect on our business, results of operations, financial condition, and cash flow and ability to operate in the future.

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

Please also see the risk factor titled “Global pandemic and natural disasters”.

We have substantial indebtedness which may adversely affect our financial condition.

We currently have substantial indebtedness. Total liabilities as of March 31, 2021, were $10.1 million, with such amount including, without limitation, $2.4 million in various loans, leases and bonds payable, $2.3 million in derivative liabilities, and $5.3 million in current payables and accruals. The consequences of this substantial indebtedness could include:

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

In addition, a notice of default was issued by the New Jersey Economic Development Authority in relation to prior obligations of our tax-exempt bonds. Although we are current in our payments under these bonds, if the principal balances due under these bonds are accelerated pursuant to the notice of default, our ability to operate in the future will be materially and adversely affected.

For more information on the NJEDA Bonds, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; NJEDA Bonds”.

There is a risk impairment of significant intangible assets on our balance sheet.

We have significant intangible assets on our balance sheet. Consequently, potential impairment of intangible assets may have an adverse material effect on our profitability.

Intangible assets represent a significant portion of our assets. As of March 31, 2021, intangible assets were approximately $6.6 million, or approximately 25% of our assets.

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

GAAP requires estimates, judgements and assumptions which inherently contain uncertainties.

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

Legal and Regulatory Risks

The pharmaceutical industry is heavily regulated which creates uncertainty and substantial compliance costs.

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

Similar to other pharmaceutical companies, during Fiscal 2021, our facilities were subject to routine and new-product related inspections by the FDA. These inspections resulted in FDA Form 483 observations and a warning letter regarding post marketing adverse drug experience reporting. We have responded to all inspection observations within the required time frame and have implemented, or are continuing to implement, the corrective action plans as agreed with the relevant regulatory agencies.

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

Decreases in the degree to which individuals are covered by healthcare insurance and levels of third party reimbursement could result in decreased use of our products and lower prices.

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

In December 2018, the U.S. District Court for the Northern District of Texas held in Texas v. Azar that, because the provisions of the PPACA requiring certain individuals to either obtain health insurance or pay a shared responsibility payment (known as the individual mandate) are no longer permissible under the U.S. Congress’ taxing power, the entire PPACA is no longer constitutional. The decision was appealed to the U.S. Court of Appeals for the Fifth Circuit. In December 2019, the Fifth Circuit issued an opinion holding that, while the individual mandate was no longer constitutional, the case must be remanded to the district court to further evaluate whether the mandate can be severed from the PPACA or the entire PPACA must be stricken down. In January 2020, petitions for certiorari were filed requesting that the U.S. Supreme Court review the Fifth Circuit’s decision and ultimately decide the constitutionality of the PPACA. In March 2020, the U.S. Supreme Court granted certiorari in the consolidated cases of Texas v. California and California v. Texas, both of which address the Fifth Circuit’s decision to strike down the individual mandate, while sending back to the district court the question of the overall law’s constitutionality. The cases were argued before the U.S. Supreme Court in November 2020 and a decision is expected during the current Supreme Court term in 2021. Changes in law resulting from this ongoing lawsuit or other court challenges to the PPACA could have a material adverse effect on our business, results of operations, financial condition, cash flows and ability to operate as a going concern.

Furthermore, our ability to commercialize and generate revenues and profit splits relating to the sale of our products depends, in part, on the extent to which reimbursement for the costs of these products is available from government healthcare programs, such as Medicaid and Medicare, private health insurers and others. We cannot be certain that, over time, third party reimbursements for our products will be adequate for us to maintain price levels sufficient for realization of an appropriate return on our investment. Government payers, private insurers and other third party payers are increasingly attempting to contain healthcare costs by: (i) limiting both coverage and the level of reimbursement (including adjusting co-pays) for drugs, (ii) refusing, in some cases, to provide any coverage for off-label uses for drugs and (iii) requiring or encouraging, through more favorable reimbursement levels or otherwise, the substitution of generic alternatives to branded drugs. For example, government agencies or third-party payers could attempt to reduce reimbursement for physician administered products through their interpretation of complex government price reporting obligations and payment and reimbursement coding rules, and could attempt to reduce reimbursement for separate physician administered products that share an active ingredient by requiring the blending of sales and pricing information in the same payment and reimbursement code.

There have been several recent U.S. Congressional inquiries, hearings and proposed and enacted federal and state legislation and rules, as well as executive orders, designed to, among other things: (i) reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician administered drugs to the prices of drugs in other countries; (ii) reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs; (iii) bring more transparency to how manufacturers price their medicines; (iv) enable the government to directly negotiate prices for drugs covered under Medicare; (v) revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including with regard to the manner in which pharmaceutical manufacturers may provide copayment assistance to patients and the identification of “line extension” drugs, which affect the amount of rebates that manufacturers must pay on prescription drugs under Medicaid; (vi) eliminate anti-kickback statute discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D Plan Sponsors and pharmacy benefit managers on behalf of Part D Plan Sponsors; (vii) create new anti-kickback statute safe harbors applicable to certain point-of-sale discounts to patients and fixed-fee administrative fee payment arrangements with pharmacy benefit managers; and (viii) and facilitate the importation of certain lower-cost drugs from other countries. In addition, state legislatures have enacted legislation and regulations designed to control pharmaceutical and biological product pricing, including restrictions on pricing or reimbursement at the state government level, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation of drugs from other countries (subject to federal approval) and bulk purchasing, including the National Medicaid Pooling Initiative. While we cannot predict the final form of pending legislative, regulatory and/or administrative measures, some of the pending and enacted legislative proposals or executive rulemaking, such as those incorporating International Pricing Index or Most-Favored-Nation models, could significantly reduce the coverage and levels of reimbursement for products.

The unavailability of, or reduction in, the reimbursement of our products could have a material adverse effect on our business, ability to operate as a going concern, financial condition, results of operations and cash flow.

Our business may be adversely affected by legislation or healthcare regulatory reform and initiatives.

Our business and financial condition may be adversely affected by legislation or regulatory reform of the healthcare system in the United States. We cannot predict with any certainty how existing laws may be applied or how laws or legal standards may change in the future. Current or future legislation, whether state or federal, or in any of the non-U.S. jurisdictions with authority over our suppliers, customers or operations, may have a material effect on our business, ability to operate, financial condition, results of operations and cash flows.

In April 2018, New York enacted a statute called the Opioid Stewardship Act (the Stewardship Act), which, among other things, provided for certain sellers and distributors of certain opioids in the state of New York (the Contributing Parties) to make payments to a newly created Opioid Stewardship Fund (the Fund). The Stewardship Act is a component in the degradation of commercial prospects of SequestOxTM, which are significant factor in the decision to pause development of this product. By its terms, the Stewardship Act required Contributing Parties to pay a total of up to $100 million annually into the Fund, with each Contributing Party’s share based on the total amount of morphine milligram equivalents of certain opioids sold or distributed by the Contributing Party in the state of New York during the preceding calendar year, subject to potential adjustments by the New York State Department of Health. Failure of a Contributing Party to make required reports or pay its ratable share, or a Contributing Party passing on the cost of its ratable share to a purchaser, could subject the Contributing Party to penalties. In December 2018, the U.S. District Court for the Southern District of New York held the Stewardship Act unconstitutional. This ruling is on appeal. If the decision is reversed, we may be deemed to be a Contributing Party under the Stewardship Act and even if we are not considered to be a Contributing Party, or such a determination is never made, other entities may attempt to seek reimbursement from us for payments made related to products manufactured by us and distributed in New York. Furthermore, the application of the Stewardship Act may require additional regulatory guidance, which could be substantially delayed, increasing the uncertainty as to the ultimate effect of the Stewardship Act on us. If we are ultimately deemed to be a Contributing Party under the Stewardship Act, or similar legislation that could be enacted by New York or other jurisdictions, compliance with those laws could have an adverse effect on our business, results of operations, financial condition and cash flows.

Providing further impediment to the commercial viability of SequestOxTM, New York State, in April 2019 enacted an excise tax on the first sale of every opioid unit in New York.

Additionally, in October 2018, the U.S. Congress enacted the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (H.R. 6). Intended to achieve sweeping reform to combat the opioid epidemic, H.R. 6, among other provisions, amends related laws administered by the FDA, DEA and CMS. Among other things, the law: amends requirements related to the FDA’s authority to include packaging requirements in REMS requirements; increases civil and criminal penalties for drug manufacturers and distributors for failing to maintain effective controls against diversion of opioids or for failing to report suspicious opioid orders; requires the DEA to estimate the amount of opioid diversion when establishing manufacturing and procurement quotas; implements expanded anti-kickback and financial disclosure provisions; and authorizes the Department of Health and Human Services to implement a demonstration program which would award grants to hospitals and emergency departments to develop, implement, enhance or study alternative pain management protocols and treatments that limit the use and prescription of opioids in emergency departments. While the effect of this legislation is still uncertain, it is not reasonably unlikely that our products will be affected by enforcement of the legislation, including through related policies and implementing regulations. There can be no assurances that the effects of this legislation will not be detrimental to our business, results of operations, financial condition, cash flow or ability to operate.

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

Extensive industry regulation has had and will continue to have, a significant impact on business in the areas of cost of goods, product development and our manufacturing and distribution capabilities. We, like all other pharmaceutical companies located or engaged in business in the U.S. are subject to extensive, complex, costly and evolving regulation by the federal government, including the FDA and, in the case of controlled drugs, the DEA, as well as applicable state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substance Act and multiple other federal statutes, regulations and guidance govern or influence the development, testing, manufacture, packing, labelling, storing, record keeping, safety, approval, advertising, promotion, sale, shipment and distribution of our products.

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

Furthermore, health care initiatives and other third-party payor cost-containment pressures have caused and could continue to cause us to sell our products at lower prices, resulting in decreased revenues. Some of our products that are marketed under license granted to marketing partners such as Lannett, Burel, Epic Pharma and TAGI, in turn, purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs and managed care organizations, or MCOs. Third-party payors increasingly challenge pharmaceutical product pricing. There also continues to be a trend toward managed health care in the United States. Pricing pressures by third-party payors and the growth of organizations such as HMOs and MCOs could result in lower prices and a reduction in demand for our products.

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

Recently enacted state laws could also affect the pricing of our products and could reduce our profitability. Since 2016, several state legislatures have enacted laws regulating the pricing of various types of pharmaceutical products, including generic pharmaceutical products. These laws vary in applicability and scope, and generally require manufacturers to notify various state agencies of price increases over a given threshold for a given period of time and to include a justification for any price increases. At least one state law (subsequently struck by the court) authorized the state attorney general to seek civil penalties and disgorgement in the event a price increase is deemed unconscionable. To the extent these laws apply to our products, they could limit the prices which the company may charge for its products and reduce the company’s profitability and could have a material adverse effect on our business, growth prospects, financial condition, results of operations, cash flow and stock price.

Use of generics may be limited through legislative, regulatory or efforts of pharma companies.

Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition, which, if successful, could limit the use of generic pharmaceuticals. These efforts have included:

●	Pursuing new patents for existing products which may be granted just before the expiration of earlier patents, which could extend patent protection for additional years;
●	Using the Citizen Petition process (for example, under 21 C.F.R. s. 10.30) to request amendments to FDA standards;
●	Attempting to use the legislative and regulatory process to have drugs reclassified or rescheduled or to set definitions of abuse-deterrent formulations to protect patents and profits; and
●	Engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs.
●	Seeking changes to U.S. Pharmacopeia, an organization that publishes industry recognized compendia of drug standards;
●	Attaching patent extension amendments to non-related federal legislation;
●	Persuading regulatory bodies to withdraw the approval of brand-name drugs for which the patents are about to expire and converting the market to another product of the brand company on which longer patent protection exists;
●	Entering into agreements whereby other generic companies will begin to market an authorized generic at the same time or after generic competition initially enters the market;
●	Filing suits for patent infringement and other claims that may delay or prevent regulatory approval, manufacture and/or scale of generic products; and,
●	Introducing “next generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces demand for the generic or the reference product for which we seek regulatory approval for a generic equivalent.

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

New tariffs and evolving trade policy between the US and other countries may adversely affect our business.

New tariffs and evolving trade policy between the United States and other countries, including China and Mexico, may have an adverse effect on our sourcing of critical raw materials from suppliers located outside of the United States and corresponding adverse effects on our business and results of operations.

Some of our suppliers, including those of critical active pharmaceutical ingredients are located outside of the United States. There is uncertainty about the future relationship between the U.S. and various other countries, including China, with respect to trade policies, treaties, government regulations and tariffs under the Biden Administration.

It is unclear to what extent the Biden Administration will continue to pursue the trade policies of the Trump Administration. The Biden Administration may seek to impose certain additional restrictions on international trade, such as increased tariffs on goods imported into the U.S. Such tariffs could potentially disrupt our existing supply chains and impose additional costs on our business, including costs with respect to raw materials upon which our business depends. Furthermore, if tariffs, trade restrictions or trade barriers are placed on products such as ours by foreign governments, it could cause us to raise prices for our products, which may result in the loss of customers. If we are unable to pass along increased costs to our customers, our margins could be adversely affected. Additionally, it is possible that further tariffs may be imposed that could affect imports of APIs and other materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by other countries, including restricted access to APIs or other materials used in our products, causing us to raise prices or make changes to our products. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. For example, the Trump Administration placed tariffs on certain goods imported from China. In January 2020, the U.S. and China agreed to roll back certain tariffs, expand trade purchases and impose binding commitments on intellectual property, technology transfer and currency practices. Nevertheless, given the volatility and uncertainty regarding the scope and duration of these tariffs and other aspects of U.S. international trade policy, the impact on our operations and results is uncertain and could be significant. Further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures could occur in the future. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The DEA could limit the availability of active ingredients used in many of our products.

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

Changes in FDA approval requirements may prevent or delay approval of new products.

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

We received a CRL from the FDA indicating that the SequestOx™ NDA is not ready for approval.

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

In July 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, we met with the FDA for an end-of-review meeting to discuss steps that we could take to obtain approval of SequestOx™. Based on the FDA response, we believe there is a path forward to address the issues cited in the CRL, with such path forward including modification of the SequestOx™ formulation, and the successful completion of in vitro and in vivo studies. If we are unable to modify the formulation or if we are unable to successfully complete the required studies, we will not meet the requirements specified by the FDA for resubmission of the NDA. Furthermore, there can be no assurances given that the FDA will eventually approve our NDA. If we are unable to obtain approval for SequestOx™, or if we incur significant costs or delays in obtaining such approval, our ability to commercialize SequestOx™ may be materially adversely affected. Furthermore, in the event that the Company does receive marketing approval for SequestOx™, there can be no assurances of the Company realizing future revenues or profits related to this product, or that any such future revenues and profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization. The Company has currently paused further development of SequestOx™ due to the prohibitive cost of such and attendant risks related thereto.

Regulatory factors may cause us to be unable to manufacture products or face interruptions in our manufacturing process.

Our manufacturing operations as well as our suppliers’ manufacturing operations are subject to establishment registration by the FDA and periodic inspections by the FDA to assure compliance regarding the manufacturing of our products. If we or our suppliers do not maintain the current registrations or if we or our partners receive notices of manufacturing and quality-related observations following inspections by the FDA, our operating results would be materially negatively impacted.

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

Litigation and Liability Related Risks

We may not be able to obtain or maintain adequate insurance coverages.

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

Litigation, product liability claims, product recalls, government investigations and other significant legal proceedings are common in the pharmaceutical industry.

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

We also may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs. In jurisdictions including, without limitation, the United States, a company is not permitted to promote drugs for uses that are not described in the product’s labelling and that differ from those that were approved or cleared by the FDA. Such users are commonly referred to as “off-label uses”. Under what is known as the “practice of medicine”, physicians and other healthcare practitioners may prescribe drug products for off-label or unapproved uses. While the FDA does not regulate a physician’s choice of medications, treatments, or product uses, the Federal Food Drug and Cosmetic Act (“FFDC”) and FDA regulations significantly restrict permissible communications on the subject of off-label uses of drug products by pharmaceutical companies. The FDA, FTC, the Office of the Inspector General of the Department of Health and Human Services (“HHS”), the DOJ and various state Attorneys General actively enforce laws and regulations that prohibit the promotion of off-label uses. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages, exclusion from federal funded healthcare programs and potential liability under the federal False Claims Act and any applicable state false claims act. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons claiming to be harmed by such conduct.

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

We are also subject to state and federal laws that govern the submission of claims for reimbursement. The FFCA imposes civil liability on individuals or entities that knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the government. Violations of the FFCA and other similar laws may result in criminal fines, imprisonment and substantial civil penalties for each false claim submitted (including civil penalties presently in excess of $22 thousand per claim, plus treble damages, plus liability for attorney’s fees) and exclusion from federally funded health care programs, including Medicare and Medicaid. The FFCA also allows private individuals to bring a suit on behalf of the government against an individual or entity for violations of the FFCA. These suits, also known as Qui Tam or whistle-blower actions, may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed. These suits have increased significantly in recent years because the FFCA allows an individual to share in the amounts paid to the federal government in fines or settlement as a result of a successful Qui Tam action, in addition to the recovery of legal fees in bringing such an action. If our past or present operations are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal health care programs and/or the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

Furthermore, the design, development, manufacture, distribution and sale of our products involve an inherent risk of product liability claims and associated adverse publicity. Insurance coverage is expensive, increasing in price to prohibitive levels, may be difficult to obtain or may be not available in the future on acceptable terms, or at all. Although we currently maintain product liability insurance for our products in amounts we believe to be commercially reasonable, if the coverage limits of these insurance policies are not adequate, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, financial condition, results of operations, cash flow and stock price.

Our products contain narcotic ingredients which may subject us to increased litigation risk and regulation.

Some of our current products and products under development contain narcotics. Misuse or abuse of such drugs can lead to physical or other hard. The FDA and/or the DEA may impose new regulations concerning the manufacture, storage, transportation, distribution, and sale of prescription narcotics. Such regulations may include new labelling requirements, the development and implementation of a formal REMS, restrictions on prescription and sale of such products and mandatory reformulation in order to make abuse of such products more difficult. In 2007, Congress passed legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labelling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate REMS to confirm a drug’s benefits exceed its risks. In 2011, the FDA issued letters to manufacturers of long-acting and extended-release opioids requiring them to develop and submit to the FDA a post-market REMS plan to require that training be provided to prescribers of these products and that information is provided to prescribers that they can use in counselling patients on the risks and benefits of opioid drug use. Elite does not currently own a product that requires a REMS plan, but some of the products in our pipeline may require a REMS plan. The federal government has also released a comprehensive action plan to reduce prescription drug abuse, which may include proposed legislation to amended existing controlled substances laws to require healthcare practitioners who request DEA registration to prescribe controlled substances to receive training on opioid prescribing practices as a condition of registration. In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse.

Such new regulations or requirements may be difficult or cost prohibitive for us to comply with, resulting in delays in the commercialization of new products, and decreased profitability of existing and new products. Such occurrences may have material adverse effects on our business, financial condition, results of operations, cash flows and stock price.

Public concern over abuse of opioids has negatively affected our business.

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

Illegal distribution and third party sale of counterfeit versions of our products could have a detrimental effect on our reputation and business.

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

Structural and Organizational Risks

We have identified material weaknesses in internal controls in prior years.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

During the prior fiscal year ended March 31, 2019, the Company identified certain material weaknesses in internal controls over financial reporting which were remediated during the fiscal year ended March 31, 2020, with such remediation also being effective during this current fiscal year. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The remediation actions taken required the retention of additional personnel and consultants, the continued retention of which is subject to the Company’s financial condition.

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

Provisions of our Articles of Incorporation could deter a change of management and discourage offers to acquire us.

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

Intellectual Property Related Risks

Our ability to protect intellectual property rights and successfully defend third party allegations of intellectual property infringement is vital to our business and uncertain.

Our success depends on our ability to protect our current and future products and to defend our intellectual property rights. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to ours.

We currently hold six patents. We intend to file further patent applications in the future. We cannot be certain that our pending patent applications will result in the issuance of patents. If patents are issued, third parties may sue us to challenge our patent protection, and although we know of no reason why they should prevail, it is possible that they could. In addition to modification or revocation of patents in legal proceedings, issued patents may later be modified or revoked by the U.S. Patent and Trademark Office or by analogous foreign offices. It is likewise possible that our patent rights may not prevent or limit our present and future competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

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

Furthermore, companies that produce branded pharmaceutical products routinely bring litigation against ANDA or similar applicants that seek regulatory approval to manufacture and market generic forms of branded products, alleging patent infringement or other violations of intellectual property rights. Patent holders may also bring patent infringement suits against companies that are currently marketing and selling approved generic products. Litigation often involves significant expense. Additionally, if the patents of others are held valid, enforceable and infringed by our current products or future product candidates, we would, unless we could obtain a license from the patent holder, need to delay selling our corresponding generic product and, if we are already selling our product, cease selling and potentially destroy existing product stock. Additionally, we could be required to pay monetary damages or royalties to license proprietary rights from third parties and we may not be able to obtain such licenses on commercially reasonable terms or at all.

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

Risks Related to our Common Shares

Dilution from issuance of shares to Lincoln Park, Directors, Employees, Consultants or upon exercise of warrants and options or the perception that dilution may occur could cause the price per share of common stock to fall.

On July 8, 2020, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $25,000,000 of our common stock. Concurrently with the execution of the Purchase Agreement, we issued 5,975,857 shares of our common stock to Lincoln Park as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. Furthermore, for each additional purchase by Lincoln Park, additional commitment shares in commensurate amounts up to a total of 5,975,857 shares will be issued based upon the relative proportion of the aggregate amount of $25,000,000 purchased by Lincoln Park. The purchase shares that may be sold pursuant to the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after July 27, 2020 and expiring on August 1, 2023. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

In addition, as of March 31, 2021, there were outstanding warrants to purchase an aggregate of approximately 79 million shares of Common Stock at a cash exercise price of $0.1521 per share, vested options to purchase an aggregate of approximately 5.2 million shares at a weighted average cash exercise price of $0.13. Additional shares of Common Stock may be issuable as a result of anti-dilution provisions in the outstanding warrants, with such provisions excluding any shares issued to Lincoln Park from consideration .

As a result of the above discussed potential issuance of securities, such issuances by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park or pursuant to the conversion or exercise of outstanding shares of warrants, or the anticipation of such issuances, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Furthermore, pursuant to the Company’s policies relating to the compensation of Directors, 2/3 of all director fees are paid via the issuance of shares of Common Stock, with such shares being valued at the simple average of the closing price of the Company’s Common Stock for each day in the period for which the director fees were incurred. In addition, members of the Company’s management, certain employees and consultants receive a portion of their salaries or compensation via the issuance of shares Common Stock, with such shares being valued by the same method as that used for the shares issued in payment of director fees.

The issuance of these shares is dilutive to holders of our Common Stock, and the subsequent sale of these shares, or the perception that the sale of these shares may occur, could cause the price of our common stock to fall.

Our common stock is a penny stock, quoted on the OTC bulletin board, with rules in place that could limit trading and liquidity of our shares, increased transaction costs that could adversely affect our price per share.

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

In addition, our Common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) which is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities. Because trades and quotations on the OTCBB involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our Common Stock at the optimum trading prices.

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

Shareholder activism could negatively affect us.

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

Our stock price has been volatile.

The market price for the publicly traded stock of pharmaceutical companies is generally characterized by high volatility. There has been significant volatility in the market prices for our Common Stock. For the twelve months ended March 31, 2021, the closing sale price on the OTC Bulletin Board (“OTCBB”) of our Common Stock fluctuated from a high of $0.10 per share to a low of $0.05 per share. The price per share of our Common Stock may not exceed or even remain at current levels in the future. The market price of our Common Stock may be affected by a number of factors, including, without limitation:

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

Capital raises through sales of securities may cause substantial dilution to existing shareholders.

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

Issuance of shares of common or preferred stock could make achieving a change of control more difficult.

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

We have no plans to pay regular dividends or conduct share purchases.

We do not intend to pay any cash dividends either currently or in the foreseeable future on our common shares. Additionally, we do not intend to conduct share repurchases either currently or in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may be subject to litigation from time to time. There is no current, pending or, to our knowledge, threatened litigation or administrative action to which we are a party or of which our property is the subject (including litigation or actions involving our officers, directors, affiliates, or other key personnel, or holders of record or beneficially of more than 5% of any class of our voting securities, or any associate of any such party) which in our opinion has, or is expected to have, a material adverse effect upon our business, prospects financial condition or operations. A significant increase in the number of claims or an increase in amounts owing under successful claims could materially adversely affect our business, financial condition, results of operations and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High	Low
Fiscal Year Ending March 31, 2021
March 31, 2021	$0.09	$0.05
December 31, 2020	$0.09	$0.05
September 30, 2020	$0.09	$0.07
June 30, 2020	$0.10	$0.07

Fiscal Year Ending March 31, 2020
March 31, 2020	$0.11	$0.05
December 31, 2019	$0.11	$0.08
September 30, 2019	$0.14	$0.04
June 30, 2019	$0.10	$0.03

As of June 7, 2021, the last reported sale price of our Common Stock, as reported by the OTCBB, was $0.60.

Holders

As of June 7, 2021, there were, respectively, approximately 116 holders of record of our Common Stock.

Dividends

We have never paid cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Elite’s equity compensation plans as of March 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	—	2,150,000

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

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

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

Results of Operations:

Years Ended March 31, 2021 and 2020

Revenue, Cost of revenue and Gross profit:

	For the Years Ended March 31,		Change
	2021	2020	Dollars	Percentage
Manufacturing fees	$20,997,310	$14,526,048	$6,471,262	45%
Licensing fees	4,383,439	3,468,591	914,848	26%
Total revenue	25,380,749	17,994,639	7,386,110	41%
Cost of manufacturing	13,513,611	10,015,855	3,497,756	35%
Gross profit	$11,867,138	$7,978,784	$3,888,354	49%

Gross profit - percentage	47%	44%

Total revenues for the year ended March 31, 2021 increased by $7.4 million or 41%, to $25.4 million, as compared to $18.0 million for the prior year, primarily due to revenues earned from Amphetamine ER Capsules, which were launched during the current fiscal year, increased revenues from Amphetamine IR Tablets, as compared to the prior year, offset by decreases in license fee revenues resulting from the full amortization of SequestOx™ milestone revenues occurring in June 2020 and accordingly providing partial year contribution to revenues during the year ended March 31, 2021, while contributing a full year of revenues to the prior year.

Manufacturing fees increased by $6.5 million, or 45%, primarily due to manufacturing revenues earned from Amphetamine ER Capsules, which were launched during the current fiscal year, and increased sales of Amphetamine IR Tablets, as compared to the prior year.

Licensing fees increased by $0.9 million, or 26%.This increase is primarily due to licensing fees earned from the sale of Amphetamine ER Capsules, which were launched during the current fiscal year, and increased licensing revenues earned from the sale of Amphetamine IR Tablets and Isradipine Capsules, as compared to the prior year.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $3.5 million or 35%, to $13.5 million as compared to $10.0 million for the prior fiscal year. This increase was due in large part to increased manufacturing activities and related manufacturing revenues during the year ended March 31, 2021, as compared to the prior year, and also due to there being a strong positive correlation of costs of revenue to manufacturing revenues.

Our gross profit margin was 47% during the year ended March 31, 2021 as compared to 44% during the comparable prior fiscal year.

Operating expenses:

	For the Years Ended March 31,		Change
	2021	2020	Dollars	Percentage
Operating expenses:
Research and development	$5,112,542	$5,532,462	$(419,920)	(8)%
General and administrative	3,323,045	3,349,837	(26,792)	(1)%
Non-cash compensation	13,181	62,098	(48,917)	(79)%
Depreciation and amortization	1,313,847	1,319,795	(5,948)	0%
Total operating expenses	$9,762,615	$10,264,192	$(501,577)	(5)%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the year ended March 31,2021 decreased by $0.5 million or 5% to $9.8 million, as compared to $10.3 million for the prior year.

Research and development costs for the year ended March 31,2021 were $5.1 million, a decrease of $0.4 million, or 8%, from $5.5 million of such costs for the prior year. The decrease was a result of the timing and nature of product development activities during the year ended March 31,2021 as compared to the prior year.

General and administrative expenses for the year ended March 31,2021 were $3.32 million, a decrease of less than $0.1 million or 1%, from $3.35 million of such costs for the prior year. The decrease was due in large part to savings achieved from ongoing cost reduction and control initiatives.

Non-cash compensation expense for the years ended March 31, 2021 and 2020 was less than $0.1 million.

Depreciation and amortization expenses for the year ended March 31, 2021 were $1.3 million, and remained consistent related to such costs for the prior year.

As a result of the foregoing, our income from operations for the year ended March 31, 2021 was $2.1 million, compared to an operating loss of $2.3 million for the prior year.

Other income (expense):

	For the Years Ended March 31,		Change
	2021	2020	Dollars	Percentage
Other income (expense):
Change in fair value of derivative instruments	$1,237,132	$(1,111,548)	$2,348,680	-211%
Interest expense and amortization of debt issuance costs	(259,598)	(355,874)	96,276	-27%
Gain on sale of fixed assets	48,463	—	48,463	n/a
Gain on transfer/discontinuance of intangible assets	—	1,502,500	(1,502,500)	-100%
Interest income	514	11,979	(11,465)	-96%
PPP Loan Forgiveness	1,013,480	—	1,013,480	n/a
Other income, net	$2,039,991	$47,057	$1,992,934	4,235%

Other income, net for the year ended March 31, 2021 was $2.0 million, an increase in other income, net of $1.9 million from other income of $0.1 million for the prior year. The increase in other income (expense), net was due to an increase in income relating to changes in the fair value of our outstanding derivative warrants, as compared to the prior fiscal year, PPP loan forgiveness which occurred during the current fiscal year and not during the prior fiscal year, offset by gains on transfer/discontinuance of intangible assets which were recognized during the prior fiscal year and not during the current fiscal year. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock.

As a result of the foregoing, our income before income taxes for the year ended March 31,2021 was $4.3 million, compared to a loss before income taxes of $2.2 million for the prior year.

Liquidity and Capital Resources

Capital Resources

	March 31, 2021	March 31, 2020	Change
Current assets	$12,194,667	$10,251,279	$1,943,388
Current liabilities	$5,812,531	$8,639,548	$(2,827,017)
Working capital	$6,382,136	$1,611,731	$4,770,405

The Company considers cash and working capital balances as several of the factors the Company uses in evaluating its performance. As of March 31, 2021, the Company had cash on hand of $3.2 million and accounts receivable to be collected within expected operating cycles of $3.5 million. The Company believes that such resources, combined with the working capital surplus of $6.4 million and the continuation of ongoing operations are sufficient to fund operations through the current operating cycle. For the year ended March 31, 2021, the Company had income from operations totaling $2.1 million, net other income totaling $2.0 million and a net income of $5.1 million. The Company’s other income and net income (loss) available to common shareholders are significantly influenced by the fluctuations in the fair value of warrant derivatives with such fair value bearing a strong inverse correlation to the market share price of the Company’s Common Stock.

Our working capital (total current assets less total current liabilities) increased by $4.8 million from $1.6 million as of March 31, 2020 to $6.4 million as of March 31, 2021, with such increase being primarily related to the net income of $5.1 million and a net positive cash flow of $2.1 million achieved during the year ended March 31, 2021

Summary of Cash Flows:

	For the Years Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$3,193,861	$(1,793,821)
Net cash used in investing activities	$(262,781)	$(34,953)
Net cash (used in) provided by financing activities	$(869,829)	$689,536

Net cash provided by operating activities for the year ended March 31, 2021 was $3.2 million, which included net income of $5.1 million and increases in non-cash expenses totaling $0.2 million, offset by net increases in assets and decreases in liabilities totaling $2.1 million.

Net cash used in investing activities for the year ended March 31, 2021 was comprised of purchases of purchases of property and equipment of $0.3 million offset by proceeds from the sale of property and equipment of less than $0.1 million.

Net cash used in financing activities was $0.9 million for the year ended March 31, 2021 which consisted primarily of proceeds from the payroll protection program loan offset by loan payments.

Lincoln Park Capital

July 8, 2020 Purchase Agreement

On July 8, 2020, Elite Pharmaceuticals, Inc., a Nevada corporation (the “Company”), entered into a purchase agreement (the “2020 LPC Purchase Agreement”), and a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $25.0 million of the Company’s common stock, $0.001 par value per share (the “Common Stock”), from time to time over the term of the Purchase Agreement, at the Company’s direction.

During the year ended March 31, 2021 the Company issued an aggregate of 5,975,857 shares of Common Stock in the amount of $469,105 to Lincoln Park as initial commitment shares. The Company sold 640,543 shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the year ended March 31, 2021 for net proceeds totaling $42,223. In addition, 10,094 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement.

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

Bond issue costs of $354,454 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $14,178 for the fiscal year ended March 31, 2021.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2021, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2015 and forward, and State, 2011 and forward. The Company did not have any unrecognized tax positions for the years ended March 31, 2021 and 2020.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are achieved. Further, the design of a control system must be balanced against resource constraints, and therefore the benefits of controls must be considered relative to their costs. Given the inherent limitations in all systems of controls, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Accordingly, given the inherent limitations in a cost-effective system of internal control, financial statement misstatements due to error or fraud may occur and may not be detected. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance of achieving their objectives. We conduct periodic evaluations of our systems of controls to enhance, where necessary, our control policies and procedures.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2021 at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

Name	Age	Position	Director/Officer Since	Director Tier
Nasrat Hakim	60	President, Chief Executive Officer and Director	August 2013	III
Barry Dash, Ph. D.	90	Director	April 2005	II
Jeffrey Whitnell	65	Director	October 2009	III
Davis Caskey	73	Director	April 2016	I
Marc Bregman	50	Chief Financial Officer, Secretary and Treasurer	May 2021
Douglas Plassche	58	Executive Vice President of Operations	August 2013

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

Davis Caskey

Davis Caskey has served as a Director since April 2016, and a member of the Audit Committee, the nominating Committee and the Compensation Committee since September 2016. He brings more than 40 years of pharmaceutical industry experience to this position. Mr. Caskey is currently President & CEO of Caskey LLC, which he formed in 2013 to serve as an umbrella to manage his pharmaceutical consulting and other business interests. From 1990 to 2013, Davis served as the operating officer of ECR Pharmaceuticals, of which he was a founding member. HiTech Pharmacal acquired the privately held ECR in 2009 and Mr. Caskey continued in his role until retiring in 2013. At ECR, Mr. Caskey was credited with the establishment of the company’s sales and marketing structure, its product distribution format, and the development and management of the firm’s internal organization. His responsibilities included the oversight of drug development and regulatory filings, product acquisitions, and acquisition of other companies. A primary focus was to conceive and develop, with the assistance of key strategic partners, unique dosage forms and extended release formulations of products which enhance patient compliance and safety. Prior to ECR, Mr. Caskey was employed by A.H. Robins for 18 years in various field and home office management positions. His experience brings critical insight into the marketing and distribution of pharmaceutical products in a rapid and ever-changing competitive marketplace. Mr. Caskey attended the University of Texas (Austin) and Lamar University, and holds bachelor’s and master’s degrees.

Marc Bregman

Marc Bregman has served as Chief Financial Officer, Secretary and Treasurer of the Company since May 17, 2021. Prior to joining the Company, from February 2015 to May 2021, Mr. Bregman served as Controller of Langan Engineering. From 2013 to 2015, Mr. Bregman served as financial controller at Chemtrade Logistics. From 2009 to 2013, Mr. Bregman held corporate finance positions at Chemetall. From 1999 to 2009, Mr. Bregman held multiple corporate finance positions at National Starch and Chemical Company. Mr. Bregman began his career as a certified public accountant in the audit department of Ernst & Young, LLP. Mr. Bregman is a Certified Public Accountant (“CPA”), and holds a Master in Business degree from the New Jersey Institute of Technology, Newark, NJ and Bachelor of Science in Accounting from William Paterson College, Wayne, NJ. Mr. Bregman’s experience and expertise in the areas of finance, financial planning & analysis, Sarbanes Oxley compliance, financial auditing and manufacturing accounting, provides the qualifications, attributes, and skills to serve as an officer for the Company.

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

Committees of the Board

The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating Committee.

Audit Committee

During Fiscal 2021, the members of the Audit Committee were Jeffrey Whitnell (Chairman of the Audit Committee), Dr. Barry Dash, Davis Caskey and Nasrat Hakim. We deem Messrs. Whitnell, Dash, and Caskey to be independent and Mr. Whitnell to be qualified as an audit committee financial expert. The Board of Directors has determined that Messrs. Whitnell, Dash and Caskey are independent directors as (i) defined in Rule 10A-3(b)(1)(ii) under the Exchange Act and (ii) under Sections 803A(2) and 803B(2)(a) of the NYSE American LLC Company Guide (although our securities are not listed on the NYSE American LLC or any other national exchange).

Nominating Committee

During Fiscal 2021, the members of the Nominating Committee were Nasrat Hakim (Chairman of the Nominating Committee), Dr. Barry Dash, and Davis Caskey. There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our last Annual Report on Form 10-K.

Compensation Committee

During Fiscal 2021, the members of the Compensation Committee were Dr. Barry Dash (Chairman of the Compensation Committee), Jeffrey Whitnell, Davis Caskey and Nasrat Hakim.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock to report their ownership of, and transactions in, our stock in filings with the SEC. Copies of these reports are also required to be supplied to VPG. VPG believes, based solely on a review of the copies of such reports received, that our directors and executive officers and persons who beneficially own more than ten percent of our common stock complied with all applicable Section 16(a) reporting requirements during the year ended March 31, 2021, except that Mr. Plassche filed one late Form 4 reporting the award of salary shares.

ITEM 11 EXECUTIVE COMPENSATION

Role of the Compensation Committee

The Company formed the Compensation Committee in June 2007. Since the formation of the Compensation Committee all elements of the executives’ compensation are determined by the Compensation Committee, which currently is comprised of three independent non-employee directors, and one director who is also the Company’s Chief Scientific Officer. However, the Compensation Committee’s decisions concerning the compensation of the Company’s Chief Executive Officer are subject to ratification by the independent directors of the Board of Directors. The members of the Compensation Committee are Dr. Barry Dash (Chairman of the Compensation Committee), Jeffrey Whitnell, Davis Caskey and Nasrat Hakim. The Committee operates pursuant to a charter. Under the Compensation Committee charter, the Compensation Committee has authority to retain compensation consultants, outside counsel, and other advisors that the committee deems appropriate, in its sole discretion, to assist it in discharging its duties, and to approve the terms of retention and fees to be paid to such consultants. During the fiscal year ended March 31, 2021, the Compensation Committee did not engage any advisors.

Named Executive Officers

The named executive officers for the fiscal year ended March 31, 2021 were:

●	Nasrat Hakim, Chief Executive Officer, and President for the full year;
●	Carter J. Ward, Chief Financial Officer, Secretary, and Treasurer for the full year;
●	Douglas Plassche, Executive Vice President for the full year.

These individuals are referred to collectively as the “Named Executive Officers”.

Our executive compensation program

Overview

Our approach to executive compensation, one of the most important and complex aspects of corporate governance, is influenced by our belief in rewarding people for consistently strong execution and performance. We believe that the ability to attract and retain qualified executive officers and other key employees is essential to our long-term success. Our plan to obtain and retain highly skilled employees is to provide significant incentive compensation opportunities and market competitive salaries. We strive to link individual employee objectives with overall company strategies and results, and to reward executive officers and significant employees for their individual contributions to those strategies and results. Furthermore, we believe that equity ownership serves to align the interests of our executives with those of our stockholders. As such, equity is a key component of our compensation program.

The primary elements of our executive compensation program are base salary, incentive cash and stock bonus opportunities and equity incentives typically in the form of stock option grants or stock awards. Although we provide other types of compensation, these three elements are the principal means by which we provide the Named Executive Officers with compensation opportunities.

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

In the section below entitled “Agreements with Named Executive Officers”, we describe the breakdown between compensation paid in cash and in equity for each Named Executive Officer during the fiscal year ended March 31, 2021.

Bonuses

Named Executive Officers may earn discretionary bonuses, which are awarded by the Compensation Committee in its discretion after the end of a fiscal year based on its assessment of factors including Company and individual performance. Pursuant to his employment agreement, Mr. Hakim was eligible to earn a discretionary bonus for the fiscal year ended March 31, 2021 up to 100% of his base salary ($500,000 for fiscal 2021), which he earned in full. In addition, as described in the section below entitled “Agreements with Named Executive Officers,” Mr. Plassche was guaranteed a $75,000 annual bonus for the fiscal year ended March 31, 2021. Mr. Ward was awarded a $25,000 discretionary bonus for his service during fiscal 2021.

Equity

As noted above, certain components of our Named Executive Officers’ fiscal year 2021 base salary and bonuses were payable in shares of Common Stock. In addition, Messrs. Ward and Plassche are each entitled to an annual grant of restricted shares of Common Stock, as described in the section entitled “Agreements with Named Executive Officers” below. During the fiscal year ended 2021, this amount was $25,000 worth of fully vested restricted shares for Mr. Ward and $30,000 worth of fully vested restricted shares for Mr. Plassche.

From time to time, we also grant stock options to our Named Executive Officers which generally vest over time, obtainment of a corporate goal or a combination of the two. We did not grant any stock options to our named executive officers in fiscal year 2021.

Retirement Benefits

We maintain a tax-qualified retirement plan under Section 401(k) of the Code. The plan allows employees to defer compensation on a pre-tax basis subject to certain limits; however, Elite does not provide a matching contribution to its participants.

Perquisites

Mr. Hakim receives a monthly car allowance of up to $1,500 pursuant to the terms of his employment agreement. Mr. Plassche receives a monthly car allowance of up to $500. Mr. Hakim is also entitled to a monthly housing allowance up to $5,000. These perquisites represent a small fraction of the total compensation of each such Named Executive Officer. The value of the perquisites we provide are taxable to the Named Executive Officers and the incremental cost to us of providing these perquisites is reflected in the Summary Compensation Table. The Board of Directors believes that the perquisites provided are reasonable and appropriate. The Company generally covers life insurance premiums for its employee population, including its Named Executive Officers. For more information on perquisites provided to the Named Executive Officers, please see the “All Other Compensation” column of the Summary Compensation Table.

Agreements with Named Executive Officers

Nasrat Hakim

Pursuant to his August 2013 employment agreement, as amended on January 12, 2016 (the “Hakim Employment Agreement”), Mr. Hakim receives an annual salary of $500,000 per year. The Salary is paid in shares of the Company’s Common Stock pursuant to the Company’s current procedures for paying Company executives in Stock. He also is entitled to an annual performance bonus equal to up to 100% of his annual salary, payable in shares of Common Stock as well. The Board may also award discretionary bonuses in its sole discretion. Mr. Hakim is entitled to employee benefits (e.g., health, vacation, employee benefit plans and programs) consistent with other Company employees of his seniority and a car allowance of up to $1,500 per month. The Hakim Employment Agreement contains restrictive covenants including a confidentiality provision and a one year post-termination non-solicit provision.

Mr. Hakim’s employment is terminable by the Company for cause (as defined below). The Hakim Employment Agreement also may be terminated by the Company upon at least 30 days written notice due to disability (as defined below) or without cause. Mr. Hakim can terminate the Hakim Employment Agreement by resigning, provided he gives notice at least 60 days prior to the effective resignation date.

If Mr. Hakim is terminated for cause or he resigns, he only is entitled to accrued and unpaid annual salary, accrued vacation time and any reasonable and necessary business expenses, all through the date of termination and payable in stock (“Basic Termination Benefits”). If Mr. Hakim is terminated because of disability or death, in addition to Basic Termination Benefits, he is entitled to a pro rata annual bonus through the date of termination (payable in Stock), payable in a lump sum. In addition, in the event of the termination of Mr. Hakim’s employment due to his disability, he will be entitled to a lump sum payment within 60 days of the termination date equal to one year of his base salary (payable in Stock), subject to his execution of a release. If the Company terminates Mr. Hakim without cause, in addition to Basic Termination Benefits, Mr. Hakim is entitled to his pro rata annual bonus through the date of termination and an amount equal to two years’ annual salary (all payable in Stock in a lump sum within 60 days of the termination date), and 12 months of continued health insurance continuation under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), at active employee rates, subject to his execution of a release and his continued compliance with applicable restrictive covenants.

Upon a termination of employment in connection with a Change of Control (as defined below), in addition to Basic Termination Benefits, Mr. Hakim is entitled to a pro rata annual bonus and payment in an amount equal to two year’s base annual salary in effect upon the Date of Termination, less applicable deductions, and withholdings, payable in Stock in a lump sum within 60 days, and two years of health care continuation benefits. In addition, all outstanding unvested equity held by Mr. Hakim will then vest.

Under the Hakim Employment Agreement:

“Cause” means (1) Mr. Hakim’s failure or refusal to perform the services required under the agreement, (2) the material breach by Mr. Hakim of any of the terms of the agreement, or (3) Mr. Hakim’s conviction of a crime that results in imprisonment or involves embezzlement, dishonest or activities injurious to the Company or its reputation.

“Change of Control” means generally (1) an acquisition or merger resulting in the holders of the Company’s voting stock immediately prior to the transaction holding less than fifty (50%) percent of the combined voting power after the transaction; (2) the sale of all or substantially all of the assets or capital stock of the Company; or (3) the securities of the Company representing greater than fifty (50%) percent of the combined voting power of the Company’s then outstanding voting securities are acquired in a single transaction or series of related transactions.

“Disability” means that Mr. Hakim is prevented by illness, accident or other disability (mental or physical) from performing the essential functions of his position for one or more periods cumulatively totaling 3 months during any consecutive 12 month period.

Carter J. Ward

On November 12, 2009, the Company entered into an employment agreement with Mr. Carter J. Ward (the “Ward Employment Agreement”) which superseded his prior agreement with the Company. Pursuant to the terms of the Ward Employment Agreement, Mr. Ward continues as an at-will employee of the Company as its Chief Financial Officer. Under the Ward Employment Agreement, Mr. Ward was entitled to an initial base salary of $125,000 in accordance with the Company’s payroll practices and an additional $25,000 per annum paid by the issuance of restricted shares of Common Stock. The Common Stock component of Mr. Ward’s compensation is to be computed on a quarterly basis, with the number of shares issued equal to the quotient of the quarterly amount due of $6,250 divided by the average daily closing price of the Company’s Common Stock for the quarter just ended.

On April 1, 2020, Mr. Ward’s compensation was adjusted to include a total compensation of $200,529, consisting of $170,529 being paid in cash in accordance with the Company’s payroll practices and $30,000 being paid by the issuance of restricted shares of Common Stock.

On March 1, 2021, Mr. Ward’s compensation was adjusted to include a total compensation of $208,543, consisting of $178,543 being paid in accordance with the Company’s payroll practices and $30,000 being paid by the issuance of restricted shares of Common Stock.

Mr. Ward subsequently resigned as CFO of the Company, effective May 14, 2021.

Douglas Plassche

On July 20, 2013, the Company entered into an employment agreement with Mr. Douglas Plassche (the “Plassche Employment Agreement”). Pursuant to the Plassche Employment Agreement, Mr. Plassche serves as an at-will employee, in the position of Vice President of Operations, commencing on August 12, 2013. The Plassche Employment Agreement includes an initial base salary of $205,000 being paid in accordance with the Company’s payroll practices and an additional $25,000 being paid by the issuance of restricted shares of Common Stock. The Common Stock component of Mr. Plassche’s compensation is to be computed on an annual basis, with the number of shares issued being equal to the quotient of the annual amount due, divided by the average daily closing price of the Company’s Common Stock for the calendar year just ended.

Mr. Plassche is also eligible for an annual bonus in cash and/or equity-based awards for up to an equivalent of 30% of base salary, with such annual bonus being granted based upon the achievement of agreed milestones and at the discretion of the Company and its Chief Executive Officer. In addition, pursuant to the Plassche Employment Agreement, he was initially granted options to purchase 3,000,000 shares of Common Stock, at a price of $ 0.07 per share, (the closing price of the Common Stock on the date of the Plassche Employment Agreement). The options were issued pursuant to the 2004 Employee Stock Option Plan and vested over a period of three years with the vesting period commencing one year from the date of issuance.

Mr. Plassche’s employment is terminable by either party. If the Company terminates Mr. Plassche without cause, Mr. Plassche is entitled to an amount equal to six months of base annual salary in effect upon the date of termination.

Throughout his tenure, Mr. Plassche’s compensation was increased from time to time by the Board.

On June 21, 2019, Mr. Plassche entered into a retention agreement with the Company (the “Plassche Retention Agreement”), as an in incentive for his continued employment and cooperating during a transitional period for the Company. Pursuant to the Plassche Retention Agreement, Mr. Plassche is entitled to a lump sum retention payment of $253,552 as of June 30, 2021, provided Mr. Plassche remains continuously employed by the Company through such date. In addition, Mr. Plassche was paid a one-time $30,000 relocation payment during fiscal year 2020. Under the Plassche Retention Agreement, the Company also guaranteed Mr. Plassche a salary of $253,552 and an annual bonus of $75,000 during the two year period following the agreement date.

On April 1, 2020, Mr. Plassche’s compensation was adjusted to include a total base compensation package of $272,530, consisting of $247,530 being paid in accordance with the Company’s payroll practices and $25,000 being paid by the issuance of restricted shares of Common Stock.

On March 1, 2021, Mr. Plassche’s compensation was adjusted to include a total base compensation package of $278,606, consisting of $253,606 being paid in accordance with the Company’s payroll practices and $25,000 being paid by the issuance of restricted shares of Common Stock.

Potential Payments Upon Termination or Change of Control

Messrs. Hakim and Plassche are entitled to certain benefits upon a termination event (and in the case of Mr. Hakim, in connection with a change of control), as described in the section entitled “Agreements with Named Executive Officers” above. We do not presently provide the Named Executive Officers with any plan or arrangement, other than those that may be contained in the employment contracts disclosed above, in connection with any termination, including, without limitation, through retirement, resignation, severance, or constructive termination (including a change in responsibilities) of such Named Executive Officer’s employment with the Company.

As part of the Company’s efforts to ensure the retention and continuity of key employees, officers, and directors in the event of a change of control of the ownership of the Company, unless otherwise stated in applicable employment contracts, key executives would receive an amount not to exceed twelve months of such executive’s salary, and certain Directors and managers would receive an amount equal to six months of such Director’s or manager’s fees or salaries, as applicable. In addition, any outstanding and unvested options would immediately vest, in the event of a change of control.

Hedging Policy

We do not permit the Named Executive Officers to “hedge” ownership by engaging in short sales or trading in any options contracts involving securities.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)	All Other Compensation ($)		Total ($)
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors
	2021	500,000	(1)	500,000	(2)	—	78,000	(3)	1,078,000
	2020	500,000		500,000		—	78,000		1,078,000

Carter J. Ward, Chief Financial Officer
	2021	201,197	(4)	25,000	(5)	—	—		226,197
	2020	192,816		30,000		—	—		222,816

Douglas Plassche, Executive Vice President
	2021	267,536	(6)	75,000	(7)	—	6,000	(8)	348,536
	2020	253,552		75,000		—	36,000		364,552

(1)	Represents salary earned by Mr. Hakim pursuant to the Hakim Employment Agreement for Fiscal 2021, with such amounts to be paid via the issuance of Common Stock in lieu of cash.

No shares of Common Stock have been issued to Mr. Hakim in payment of salaries due for Fiscal 2021. A total of 7,388,707 shares of Common Stock are due and owing to Mr. Hakim in payment of salaries earned during Fiscal 2021. A total of 6,305,856 shares of Common Stock are due and owing to Mr. Hakim in payment of salaries earned during Fiscal 2020. In aggregate, a total of $2,125,000 is accrued, due and owing to Mr. Hakim for salaries earned during Fiscal 2021, Fiscal 2020, and the thirty-six months ended March 31, 2019, but not paid. This amount is to be paid via the issuance of 24,342,733 shares of Common Stock, with the date of such issuance of shares of Common Stock being undetermined.
(2)	The bonus earned by Mr. Hakim for fiscal 2021.

Bonuses earned by Mr. Hakim during Fiscal 2021 were paid in accordance with the Company’s payroll practices during Fiscal 2021.

Mr. Hakim was also paid $437,500 during Fiscal 2021 for bonuses earned and accrued during the twelve months ended March 31, 2018, and not paid previously. Mr. Hakim was also paid $312,500 during Fiscal 2021 for bonuses earned and accrued during the twelve months ended March 31, 2019, and not previously paid. Mr. Hakim accordingly was paid a total of $1,250,000 during Fiscal 2021, with such amount representing bonuses earned during Fiscal 2021 and the twenty-four month period ending March 31, 2019, and not previously paid.

A total of $125,000 of bonus earned by Mr. Hakim during Fiscal 2020 was paid in accordance with the Company’s payroll practices. A total of $375,000 of bonus earned by Mr. Hakim during Fiscal 2020 was accrued and is owing to Mr. Hakim.

As of March 31, 2021, Mr. Hakim is owed $562,500 in bonuses earned during the twenty-four-month period ending March 31, 2020. Pursuant to the Hakim Employment Agreement, these bonuses are to be paid in accordance with the Company’s payroll practices.

(3)	Represents $18,000 amounts paid for auto allowance and $60,000 for housing allowances.
(4)	Represents salaries earned by Mr. Ward pursuant to the Ward Employment Agreement.

Fiscal 2021 salaries consist of $171,197 being paid in accordance with the Company’s payroll practices and $30,000 being accrued, due, owing and to be paid via the issuance of 443,355 shares of Common Stock.

In aggregate, salaries totaling $97,500 are accrued, due and owing to Mr. Ward for salaries earned and not paid during Fiscal 2021, Fiscal 2020 and the twenty-four month period ended March 31, 2019, with such accrued amount being paid via the issuance of 1,218,536 shares of Common Stock during May 2021.

(5)	Represents the bonus earned by Mr. Ward for fiscal 2021.
(6)	Represents salaries earned by Mr. Plassche pursuant to the Plassche Employment Agreement.

Fiscal 2021 salaries consist of $242,536 being paid in accordance with the Company’s payroll practices and $25,000 being accrued, due, owing and to be paid via the issuance of 369,462 shares of Common Stock.

In aggregate, salaries totaling $25,000 are accrued, due and owing to Mr. Plassche for salaries earned and not paid during Fiscal 2021, with such accrued amount to be paid via the issuance of 369,462 shares of Common Stock, with the date of such issuance of shares of Common Stock being undetermined.

(7)	Represents the bonus earned by Mr. Plassche for fiscal 2021 pursuant to the Plassche Employment Agreement.
(8)	Represents amounts paid for auto allowances.

Outstanding Equity Awards at March 31, 2021

	Option Awards
Name	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Options Exercise Price ($)	Option Expiration Date
Nasrat Hakim
Carter Ward	150,000	-	-	0.12	6/19/2022
Douglas Plassche	3,000,000	-	-	0.07	7/23/2023

Director Compensation

The following table sets forth information concerning director compensation for the year ended March 31, 2021:

Name	Fees Earned or Paid In Cash (1) ($)		Stock Awards (1) ($)		Option Awards ($)			All Other Compensation ($)	Total ($)
Barry Dash	10,000	(2)	20,000	(3)	-	-	-	-	30,000
Jeffrey Whitnell	10,000	(2)	20,000	(3)	-	-	-	-	30,000
Davis Caskey	10,000	(2)	20,000	(3)	-	-	-	-	30,000

(1)	Please refer to the section below titled “Director Fee Compensation” for details on the Company’s director fee compensation policy. No directors held unexercised or unvested stock awards as of March 31, 2021.
(2)	Amounts represent Director fees earned during the fiscal year ended March 31, 2021 which are to be paid in cash. These fees were accrued and unpaid as of March 31, 2021, with a payment date being undetermined. In aggregate, Directors fees totaling $30,000 ($10,000 for each of the Company’s three non-employee Directors) is accrued, due and owing for Director fees earned during Fiscal 2021. This amount is to be paid in cash, with the date of such payment being undetermined.
(3)	Director equity compensation for the fiscal year ended March 31, 2021 consists of an entitlement to 295,570 shares of Common Stock for each of Dr. Dash, Mr. Whitnell and Mr. Caskey each receiving 295,570 shares of Common Stock. Payment of this amount due via share issuance will be made at an as yet undetermined date.

Director Fee Compensation

The Company’s policy regarding director fees is as follows: (i) Directors who are employees or consultants of the Company (and/or any of its subsidiaries) receive no additional remuneration for serving as directors or members of committees of the Board; (ii) all Directors are entitled to reimbursement for out-of-pocket expenses incurred by them in connection with their attendance at the Board or committee meetings; (iii) Directors who are not employees or consultants of the Company (and/or any of its subsidiaries) receive a $30,000 annual retainer fee, with $20,000 of this amount being paid via the issuance of restricted Common Stock, and the remaining $10,000 being paid in cash; (iv) Directors and the Chairman do not receive any additional compensation for attendance at or chairing of any meetings.

Director Equity Compensation

As described above, members of the Board of Directors and the Chairman are paid a portion of their annual retainer fees via the issuance of restricted shares of Common Stock of the Company. The number of shares to be issued to each Director and the Chairman is equal to the quotient of the quarterly amount due to each Director and the Chairman, respectively, divided by the average daily closing price of the Company’s stock for the quarter just ended.

Members of the Board of Directors during the fiscal year ended March 31, 2021 did not receive any options or equity compensation for serving as directors other than shares of Common Stock earned in lieu of cash in relation to Director fees due.

Other

The Company’s Articles of Incorporation provide for the indemnification of each of the Company’s directors to the fullest extent permitted under Nevada General Corporation Law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 7, 2021 (except as otherwise indicated), regarding beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of each such class, (ii) each of our directors, (iii) each of our executive officers and (iv) all our directors and executive officers as a group. As of June 7, 2021, we had 1,009,176,752 shares of Common Stock outstanding (exclusive of 0.1 million treasury shares). On any matter presented to the holders of our Common Stock for their action or consideration at any meeting of our Shareholders, each share of Common Stock entitles the holder to one vote.

As used in the table below and elsewhere in this report, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following June 7, 2021. Except as otherwise indicated, the Shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner of Common Stock	Common Stock		Percent (%) of Voting Securities Beneficially Owned
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors*	273,166,287	(1)	24.4%

Barry Dash, Director*	2,228,362	(2)	**	%

Jeffrey Whitnell, Director*	2,179,827	(3)	**	%

Davis Caskey, Director*	1,042,243	(4)	**	%

Carter J. Ward, Former Chief Financial Officer	5,185,023	(5)	**	%

Douglas Plassche, Executive Vice President *	4,503,394	(6)	**	%

All Directors and Officers as a group	283,120,113	(7)	25.3%

*	The address is c/o Elite Pharmaceuticals Inc., 165 Ludlow Avenue, Northvale, NJ 07647.
**	Less than 1%
(1)	Includes 169,814,882 shares of Common Stock held and 24,342,744 shares of Common Stock due and owing to Mr. Hakim as of March 31, 2021 (the latest practicable date) for compensation earned pursuant to Mr. Hakim’s employment agreement with the Company and 79,008,661 shares of Common Stock issuable upon cash exercise of the Series J Warrants with an exercise price of $0.1521 per share.
(2)	Includes 1,932,792 shares of Common Stock held and 295,570 shares of Common Stock due and owing to Dr. Dash as of March 31, 2021 (the latest practicable date) for Directors fees accrued as of such date.
(3)	Includes 1,884,257 shares of Common Stock held and 295,570 shares of Common Stock due and owing to Mr. Whitnell as of March 31, 2021 (the latest practicable date) for Directors fees accrued as of such date.
(4)	Includes 746,673 shares of Common Stock held and 295,570 shares of Common Stock due and owing to Mr. Caskey as of March 31, 2021 (the latest practicable date) Date for Directors fees accrued as of such date.
(5)

Mr. Ward resigned on May 14, 2021. Address is c/o Enveric Biosciences Inc., 4851 Tamiami Trail N, Naples FL 34103.

Includes 3,771,919 shares of Common Stock held and 1,263,104 shares of Common Stock due and owing to Mr. Ward as of May 14, 2021. for salaries earned pursuant to Mr. Ward’s employment agreement with the Company, with such shares being issued to Mr. Ward during May 2021, and vested options to purchase 150,000 shares of Common Stock.

(6)	Includes 1,133,932 shares of Common Stock held 369,462 shares of Common Stock due and owing to Mr. Plassche as of March 31, 2021 (the latest practicable date) for salaries earned pursuant to Mr. Plassche’s employment agreement with the Company, and shares of Common Stock issuable upon cash exercise of vested options to purchase 3,000,000 shares of Common Stock.
(7)	Relates only to current directors and officers. Includes 175,512,536 shares of Common Stock held, 25,598,916 shares of Common Stock due and owing as of March 31, 2021 (the latest practicable date) for director’s fees and salaries accrued as of such date, 3,000,000 shares of Common Stock issuable upon cash exercise of vested options and 79,008,661 shares of Common Stock issuable upon cash exercise of warrants at an exercise price of $0.1521 per share of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm for the fiscal year ending March 31, 2022 is Buchbinder Tunick & Company LLP (“Buchbinder”).

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Buchbinder, for the audits of our financial statements and interim reviews of our quarterly financial statements.

	Fiscal 2021	Fiscal 2020
Audit Fees	$120,000	$120,000
Audit-Related Fees	—	—
Tax Fees	8,000	8,000

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

The Audit Committee has determined that Buchbinder’s rendering of these audit-related services was compatible with maintaining auditor’s independence. The Board of Directors considered Buchbinder to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in Fiscal 2021.

Pre-Approval Procedures

The Audit Committee pre-approves all audit and tax services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the “de minimus” provisions of Section 10A (i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following are filed as part of this Annual Report on Form 10-K

(1) The financial statements and schedules required to be filed by Item 8 of this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Statements.

(2) The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.

3.1(b)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

3.1(c)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

3.1(d)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

3.1(e)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.

3.1(f)	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 24, 2020 and filed with the SEC on June 24, 2020.

3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 23, 2020 and filed with the SEC on April 23, 2020.

4.1	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.

4.2	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.

4.3	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.4	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.

4.5	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.

4.6	Description of Common Stock, incorporated by reference to Exhibit 4.6 to the Report 10-K filed in June 2020.

10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.

10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.

10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.

10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.6	Series B Note in the aggregate principal amount of $495,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.7	Mortgage from the Company to the NJEDA, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.8	Indenture between NJEDA and the Bank of New York as Trustee, dated as of August 15, 2005, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.13	Employment Agreement, dated as of November 13, 2009, by and between the Company and Carter J. Ward, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ending September 30, 2009 and filed with the SEC on November 16, 2009.+

10.15	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.16	Manufacturing and Supply Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions of the Agreement).

10.17	August 1, 2013 Employment Agreement with Nasrat Hakim, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.+

10.18	August 1, 2013 Mikah LLC Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A, dated August 1, 2013 and filed with the SEC on August 30, 2018. (Confidential Treatment granted with respect to portions of the Agreement).

10.19	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.20	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.

10.21	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.22	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.

10.23	February 7, 2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.

10.24	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.+

10.25	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.26	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.

10.28	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.

10.29	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).

10.30	Purchase Agreement between the Company and Lincoln Park Capital LLC dated July 8, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated July 9, 2020 and filed with the SEC on July 9, 2020.

10.31	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated July 8, 2020, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated July 9, 2020 and filed with the SEC on July 9, 2020.

10.33	May 2017 Trimipramine Acquisition Agreement from Mikah Pharma, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.34	May 2017 Secured Promissory Note from the Company to Mikah Pharma, incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.35	May 2017 Security Agreement between the Company to Mikah Pharma, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.36	May 2017 Assignment of Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.37	May 2017 Assignment of Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.38	Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.39	Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.40	Master Development and License Agreement For Products Between Elite Pharmaceuticals, Inc. And SunGen dated July 6, 2017, incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.41	First Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.42	Second Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).

10.45	License, Supply And Distribution Agreement effective March 6, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.46	License, Supply and Distribution Agreement effective April 9, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.47	License, Supply and Distribution Agreement effective March 6, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.48	Development Agreement effective December 3, 2018 by and between Mikah Pharma LLC and Elite Laboratories, Inc., incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.49	Asset Purchase Agreement dated November 13, 2019 by and between the Company and Nostrum Laboratories Inc. , incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020.

10.50	January 2, 2020 Amendment to the Glenmark Pharmaceuticals Inc. USA License, Supply and Distribution Agreement, incorporated by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).

10.51	Asset Purchase Agreement executed January 16, 2020 by and between the Company and Nostrum Laboratories Inc., incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020.

10.52	Employment Agreement with Douglas Plassche *+

10.53	June 21, 2019 Retention Agreement with Douglas Plassche.*+

10.54	July 29, 2019 Amendment To The License, Supply And Distribution Agreement Between Elite Pharmaceuticals, Inc./Elite Laboratories, Inc. And Lannett Company, Inc. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).*

21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K, for the period ended March 31, 2019 and filed with the SEC on June 21, 2019.

23.1	Consent of Buchbinder Tunick & Company LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer

Dated: June 14, 2021

By:	/s/ Marc Bregman
Marc Bregman
Chief Financial Officer

Dated: June 14, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nasrat Hakim	Chief Executive Officer, President and Chairman of the	June 14, 2021
Board of Directors (Principal Executive Officer)

/s/ Marc Bregman	Chief Financial Officer, Treasurer, Secretary (Principal	June 14, 2021
Financial Officer and Principal Accounting Officer)

/s/ Barry Dash	Director	June 14, 2021

/s/ Jeffrey Whitnell	Director	June 14, 2021

/s/ Davis Caskey	Director	June 14, 2021

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Elite Pharmaceuticals, Inc., and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. and Subsidiary (the Company) as of March 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Indefinite-Lived Intangible Assets Impairment Assessments of ANDAs and Patents — Refer to Notes 1, 4 and 15 to the financial statements

Critical Audit Matter Description

As of March 31, 2021, the Company has capitalized costs of $6,168,351 for ANDAs and $465,684 for patents. The Company evaluates its intangible assets for impairment annually during the fourth quarter in accordance with ASC Topic 350, Intangibles Goodwill and Other, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the assets carrying amount.

Management evaluates qualitative factors to determine whether it is more likely than not that the fair value of the intangible assets is less than its carrying amount. The qualitative factors management considers include, but are not limited to, the current project status, expected future cash flows, decline in the Company’s stock price, legal and regulatory factors and industry and market considerations.

We identified the impairment evaluation of the intangibles as a critical audit matter because of the significant judgements made by management to estimate the fair value of the intangible assets.

Our audit procedures related to impairment of indefinite lived intangible assets included review of management’s analysis and testing the significant assumptions used by management.

/s/ Buchbinder Tunick & Company LLP

Buchbinder Tunick & Company LLP

We have served as the Company’s auditor since 2010.

Little Falls, New Jersey 07424

June 14, 2021,

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	March 31, 2021	March 31, 2020
ASSETS
Current assets:
Cash	$3,192,768	$1,131,728
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	3,496,376	4,106,846
Inventory	5,012,902	4,142,472
Prepaid expenses and other current assets	492,621	870,233
Total current assets	12,194,667	10,251,279

Property and equipment, net of accumulated depreciation of $12,153,626 and $10,957,334, respectively	6,649,365	7,227,648

Intangible assets, net of accumulated amortization of $-0-, respectively	6,634,035	6,634,035

Operating lease - right-of-use asset	214,674	363,282

Other assets:
Restricted cash - debt service for NJEDA bonds	405,013	404,802
Security deposits	91,738	75,534
Total other assets	496,751	480,336
Total assets	$26,189,492	$24,956,580

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$929,690	$1,577,860
Accrued expenses	4,270,600	4,821,132
Deferred revenue, current portion	13,333	180,000
Bonds payable, current portion, net of bond issuance costs	95,822	90,822
Loans payable, current portion	314,996	561,550
Lease obligation - operating lease, current portion	188,090	208,184
Senior secured promissory note - related party, current portion	—	1,200,000
Total current liabilities	5,812,531	8,639,548

Long-term liabilities:
Deferred revenue, net of current portion	45,558	58,891
Bonds payable, net of current portion and bond issuance costs	1,240,668	1,336,489
Loans payable, net of current portion	500,066	463,902
Lease obligation - operating lease, net of current portion	38,866	167,109
Derivative financial instruments - warrants	2,362,246	3,599,378
Other long-term liabilities	37,628	35,442
Total long-term liabilities	4,225,032	5,661,211
Total liabilities	10,037,563	14,300,759

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(continued)

	March 31, 2021	March 31, 2020
Shareholders’ equity:
Series J convertible preferred stock; par value of $0.01; 50 shares authorized; 0 issued and outstanding as of March 31, 2021 and 24.0344 issued and outstanding as of March 31, 2020	—	13,903,960
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,009,276,752 shares issued and 1,009,176,752 shares outstanding as of March 31, 2021; 840,504,367 shares issued and 840,404,367 shares outstanding as of March 31, 2020	1,009,279	840,507
Additional paid-in capital	164,407,480	150,264,605
Treasury stock; 100,000 shares as of March 31, 2021 and March 31, 2020; at cost	(306,841)	(306,841)
Accumulated deficit	(148,957,989)	(154,046,410)
Total shareholders’ equity	16,151,929	10,655,821
Total liabilities and shareholders’ equity	$26,189,492	$24,956,580

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For the Years Ended March 31,
	2021	2020
Revenue:
Manufacturing fees	$20,997,310	$14,526,048
Licensing fees	4,383,439	3,468,591
Total revenue	25,380,749	17,994,639
Cost of manufacturing	13,513,611	10,015,855
Gross profit	11,867,138	7,978,784

Operating expenses:
Research and development	5,112,542	5,532,462
General and administrative	3,323,045	3,349,837
Non-cash compensation through issuance of stock options	13,181	62,098
Depreciation and amortization	1,313,847	1,319,795
Total operating expenses	9,762,615	10,264,192

Income (loss) from operations	2,104,523	(2,285,408)

Other income (expense):
Change in fair value of derivative instruments	1,237,132	(1,111,548)
Interest expense and amortization of debt issuance costs	(259,598)	(355,874)
Gain on sale of fixed assets	48,463	—
Gain on transfer/discontinuance of intangible assets	—	1,502,500
Interest income	514	11,979
PPP loan forgiveness	1,013,480	—
Other income, net	2,039,991	47,057

Income (loss) from operations before income taxes	4,144,514	(2,238,351)

Income tax benefit (expense)	943,907	(2,000)

Net income (loss) attributable to common shareholders	$5,088,421	$(2,240,351)

Basic net income (loss) per share attributable to common shareholders	$0.01	$(0.00)

Diluted net income (loss) per share attributable to common shareholders	$0.01	$(0.00)

Basic weighted average Common Stock outstanding	942,997,875	832,326,965

Diluted weighted average Common Stock outstanding	942,997,875	993,260,953

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(AUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance as of March 31, 2019	—	$—	824,946,559	$824,949	$148,780,087	100,000	$(306,841)	$(151,806,059)	$(2,507,864)

Net loss	—	—	—	—	—	—	—	(2,240,351)	(2,240,351)

Common Stock sold pursuant to the Lincoln Park purchase agreement	—	—	15,358,627	15,359	1,422,620	—	—	—	1,437,979

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	—	—	199,181	199	20,111	—	—	—	20,310

Costs associated with raising capital	—	—	—	—	(20,311)	—	—	—	(20,311)

Non-cash compensation through the issuance of employee stock options	—	—	—	—	62,098	—	—	—	62,098

Reclassification of mezzanine equity to permanent equity	24	13,903,960	—	—	—	—	—	—	13,903,960

Balance at March 31, 2020	24	$13,903,960	840,504,367	$840,507	$150,264,605	100,000	$(306,841)	$(154,046,410)	$10,655,821

Net income	—	—	—	—	—	—	—	5,088,421	5,088,421

Conversion of Preferred Stock to Common Stock	(24)	(13,903,960)	158,017,321	158,017	13,745,943	—	—	—	—

Initial commitment shares issued pursuant to the 2020 Lincoln Park purchase agreement	—	—	5,975,857	5,976	463,129	—	—	—	469,105

Common Stock sold pursuant to the Lincoln Park purchase agreement	—	—	640,543	641	41,582	—	—	—	42,223

Common Stock issued as additional commitment shares pursuant to the LPC purchase agreement	—	—	10,094	10	722	—	—	—	732

Costs associated with raising capital	—	—	—	—	(469,837)	—	—	—	(469,837)

Non-cash compensation through the issuance of employee stock options	—	—	—	—	13,181	—	—	—	13,181

Shares issued in payment of Director fees	—	—	1,550,343	1,551	133,449	—	—	—	135,000

Shares issued in payment of salaries	—	—	646,336	645	55,605	—	—	—	56,250

Shares issued in payment of consulting fees	—	—	1,931,891	1,932	159,101	—	—	—	161,033

Balance at March 31, 2021	—	$—	1,009,276,752	$1,009,279	$164,407,480	100,000	$(306,841)	$(148,957,989)	$16,151,929

The accompanying notes are an integral part of these audited consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

	For the Years Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,088,421	$(2,240,351)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,313,847	1,319,795
Amortization of operating leases - right-of-use assets	210,744	190,806
Gain on the disposal of property and equipment	(48,463)	—
Change in fair value of derivative financial instruments - warrants	(1,237,132)	1,111,548
PPP loan forgiveness	(1,013,480)	—
Non-cash compensation accrued	922,443	966,655
Non-cash compensation from issuances of options	13,181	62,098
Non-cash rent expense and lease accretion	2,186	2,081
Change in operating assets and liabilities:
Accounts receivable	610,470	(2,785,041)
Inventory	(870,430)	373,251
Prepaid expenses and other current assets	361,408	216,091
Accounts payable, accrued expenses and other current liabilities	(1,768,862)	344,395
Deferred revenue and customer deposits	(180,000)	(1,163,332)
Lease obligations - operating leases	(210,472)	(191,817)
Net cash provided by (used in) operating activities	3,193,861	(1,793,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(329,981)	(34,953)
Proceeds from disposal of property and equipment	67,200	—
Net cash used in investing activities	(262,781)	(34,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of Common Stock	42,223	1,437,978
Proceeds from PPP loan	1,013,480	—
Payment of related party note payable	(1,200,000)	—
Payment of bond principal	(105,000)	(95,000)
Other loan payments	(620,532)	(653,442)
Net cash (used in) provided by financing activities	(869,829)	689,536

Net change in cash and restricted cash	2,061,251	(1,139,238)

Cash and restricted cash, beginning of year	1,536,530	2,675,768

Cash and restricted cash, end of year	$3,597,781	$1,536,530

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$176,179	$240,785
Financing of equipment purchases and insurance renewal	$410,141	$54,462
Stock issued in payment of Directors fees, salaries and consulting expenses	$352,283	$—
Commitment shares issued to Lincoln Park Capital	$722	$20,311
Conversion of preferred stock to Common Stock	$13,903,960	$—
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$—	$554,088

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

Principles of Consolidation

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The audited consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of such statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2021.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Years Ended March 31,
	2021	2020
NDA:
Licensing fees	$166,167	$1,000,000
Total NDA revenue	166,167	1,000,000
ANDA:
Manufacturing fees	$20,997,310	$14,526,048
Licensing fees	4,217,272	2,468,591
Total ANDA revenue	25,214,582	16,994,639
Total revenue	$25,380,749	$17,994,639

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Restricted Cash

As of March 31, 2021 and March 31, 2020, the Company had restricted cash of $405,013 and $404,802, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2021, the Company did not identify any indicators of impairment.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2021, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2016 and forward, and State, 2012 and forward. The Company did not record unrecognized tax positions for the years ended March 31, 2021 and 2020.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with the Company’s Director compensation policy and certain employment contracts, director’s fees and a portion of employee’s salaries are to be paid via the issuance of shares of the Company’s Common Stock (“Common Stock”), in lieu of cash, with the valuation of such shares being calculated on a quarterly basis and equal to the simple average closing price of the Company’s Common Stock for each trading day of the quarter just ended.

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

The following is the computation of earnings (loss) per share applicable to common shareholders for the periods indicated:

	For the Years Ended March 31,
	2021	2020
Numerator
Net income (loss) - basic	$5,088,421	$(2,240,351)
Effect of dilutive instrument on net income	—	1,111,548
Net income (loss) - diluted	$5,088,421	$(1,128,803)

Denominator
Weighted average shares of Common Stock outstanding - basic	942,997,875	832,326,965

Dilutive effect of stock options and convertible securities	—	160,933,988

Weighted average shares of Common Stock outstanding - diluted	942,997,875	993,260,953

Net income (loss) per share
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Liabilities
Derivative financial instruments - warrants	$2,362,246	$—	$—	$2,362,246

March 31, 2020
Liabilities
Derivative financial instruments - warrants	$3,599,378	$—	$—	$3,599,378

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of shareholders’ equity.

Recently Adopted Accounting Standards

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

NOTE 2. INVENTORY

Inventory consisted of the following:

	March 31, 2021	March 31, 2020
Finished goods	$274,603	$138,981
Work-in-progress	781,350	677,824
Raw materials	3,956,949	3,325,667
	$5,012,902	$4,142,472

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2021	March 31, 2020
Land, building and improvements	$5,456,523	$5,260,524
Laboratory, manufacturing, warehouse and transportation equipment	12,580,457	12,167,754
Office equipment and software	373,601	373,601
Furniture and fixtures	392,410	383,103
	18,802,991	18,184,982
Less: Accumulated depreciation	(12,153,626)	(10,957,334)
	$6,649,365	$7,227,648

Depreciation expense was $1,299,668 and $1,305,616 for the years ended March 31, 2021 and 2020, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	March 31, 2021
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. NJEDA BONDS

During August 2005, the Company refinanced a bond issue occurring in 1999 through the issuance of Series A and B Notes tax-exempt bonds (the “NJEDA Bonds” and/or “Bonds”). During July 2014, the Company retired all outstanding Series B Notes, at par, along with all accrued interest due and owed.

In relation to the Series A Notes, the Company is required to maintain a debt service reserve. The debt service reserve is classified as restricted cash on the accompanying consolidated balance sheets. The NJEDA Bonds require the Company to make an annual principal payment on September 1st based on the amount specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal. The annual interest rate on the Series A Note is 6.5%. The NJEDA Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced bonds.

The following tables summarize the Company’s bonds payable liability:

	March 31, 2021	March 31, 2020
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,470,000	$1,575,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(110,000)	(105,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,360,000	$1,470,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(220,944)	(206,765)
Bond offering costs, net	$133,510	$147,689

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$110,000	$105,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$95,822	$90,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	1,360,000	$1,470,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(119,332)	(133,511)
Long term portion of bonds payable, net of bond offering costs	$1,240,668	$1,336,489

Amortization expense was $14,179 and $14,174 for the year ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and 2020, interest payable was $7,963 and $8,531, respectively.

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
2022	110,000
2023	115,000
2024	125,000
2025	130,000
Thereafter	990,000
$1,470,000

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	March 31, 2021	March 31, 2020
Equipment and insurance financing loans payable, between 3.5% and 12.73% interest and maturing between January 2021 and October 2026	$815,062	$1,025,452
Less: Current portion of loans payable	(314,996)	(561,550)
Long-term portion of loans payable	$500,066	$463,902

The interest expense associated with the loans payable was $77,218 and $79,870 for the years ended March 31, 2021 and 2020, respectively.

Loan principal payments for the next five years are as follows:

Years ending March 31,	Amount
2022	$314,996
2023	245,405
2024	129,275
2025	96,117
Thereafter	29,269
$815,062

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

NOTE 7. RELATED PARTY SECURED PROMISSORY NOTE WITH MIKAH PHARMA, LLC

For consideration of the assets acquired on May 15, 2017, the Company issued a Secured Promissory Note (the “Mikah Note”) to Mikah Pharma, LLC (“Mikah”) for the principal sum of $1,200,000. Mikah was founded in 2009 by Nasrat Hakim (“Hakim”), a related party and, the Company’s President, Chief Executive Officer and Chairman of the Board. The Mikah Note matured on December 31, 2020 and was retired at par in March 2021. The principal amount of $1,200,000 was repaid by the Company at maturity.

Interest expense associated with the Note was $90,000 and $120,000 for the years ended March 31, 2021 and 2020, respectively. A total of $435,000 in accrued interest expense, representing interest expense accrued during the life of the Mikah Note was due and owing as of the maturity date of the Note. Of the $435,000 accrued interest due at maturity, $238,451 of accrued interest was satisfied by offset against amounts due from Mikah pursuant to the development agreement between the Company and Mikah, dated December 3, 2018 (see Note 16). The balance of $196,549 of accrued interest expense owing in relation to the Mikah Note is recorded as a non-interest bearing, general liability of the Company.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $58,891 as of March 31, 2021, were comprised of a current component of $13,333 and a long-term component of $45,558. Deferred revenues in the aggregate amount of $238,891 as of March 31, 2020, were comprised of a current component of $180,000 and a long-term component of $58,891. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI Pharma (“TAGI”) licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance sheet date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

The Company plans to exercise the second option pursuant to the 135 Ludlow Ave. Modified Lease in June 2021. This option includes a term that begins on January 1, 2022 and expires on December 31, 2026. Minimum lease payments required during the five year term of this option total $1,212,480.

In October 2020, the Company entered into an operating lease for office space in Pompano Beach, Florida (the “Pompano Office Lease”). The Pompano Office Lease is for approximately 1,275 square feet of office space, with Elite taking occupancy on November 1, 2020. The Pompano Office includes a 3 month abatement from November 2020 through February 2021 and has a term of three years, ending on October 31, 2023.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease assets and liabilities are classified as follows on the consolidated balance sheet:

Lease	Classification	As of March 31, 2021
Assets
Operating	Operating lease – right-of-use asset	$214,674
Total leased assets		$214,674

Liabilities
Current
Operating	Lease obligation – operating lease	$188,090

Long-term
Operating	Lease obligation – operating lease, net of current portion	38,866
Total lease liabilities		$226,956

Rent expense is recorded on the straight-line basis. Rent expense under the 135 Ludlow Ave. Modified lease for the years ended March 31, 2021 and 2020, is $219,638 and $220,650, respectively. Rent expense under the Pompano Office Lease for the years ended March 31, 2021 and 2020, is $9,544 and $0, respectively. Rent expense is recorded in general and administrative expense in the audited consolidated statements of operations.

The table below show the future minimum rental payments, exclusive of taxes, insurance and other costs, in aggregate, under the 135 Ludlow Ave. modified lease and the Pompano Office Lease:

Years ending March 31,	Amount
2022	$195,331
2023	25,638
2024	15,214
2025	---
2026	---
Subsequent to March 31, 2026	---
Total future minimum lease payments	236,183
Less: interest	(9,227)
Present value of lease payments	$226,956

The weighted-average remaining lease term and the weighted-average discount rate of our lease was as follows:

Lease Term and Discount Rate	March 31, 2021
Remaining lease term (years)
Operating leases	2.6

Discount rate
Operating leases	6%

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations . The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of March 31, 2021, and March 31, 2020, the Company had a liability of $37,628 and $35,442, respectively, recorded as a component of other long-term liabilities.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. PREFERRED STOCK

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, zero shares are outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of March 31, 2021.

On April 27, 2017, a total of 24.0344 shares of Series J Preferred were issued pursuant to an exchange agreement (the “Exchange Agreement”) with Nasrat Hakim (“Mr. Hakim”), a related party and the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The Exchange Agreement provided for Hakim to exchange 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of Common Stock at $0.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of Common Stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of Common Stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying consolidated balance sheet as of March 31, 2021 (See Note 11).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS – WARRANTS

The Company evaluates and accounts for its freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities.

The Company issued warrants, with a term of ten years, to affiliates in connection with an exchange agreement dated April 28, 2017, as further described in this note below.

A summary of warrant activity is as follows:

	March 31, 2021		March 31, 2020
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	79,008,661	$0.1521	79,008,661	$0.1521

Warrants granted pursuant to the issuance of Series J convertible preferred shares	—		—	$—

Warrants exercised, forfeited and/or expired, net	—		—	$—

Balance at end of period	79,008,661	$0.1521	79,008,661	$0.1521

On April 28, 2017, the Company entered into an Exchange Agreement with Mr. Hakim, the Chairman of the Board, President, and Chief Executive Officer of the Company, pursuant to which the Company issued to Hakim 24.0344 shares of its Series J Preferred and warrants to purchase an aggregate of 79,008,661 shares of its Common Stock (the “Series J Warrants” and, along with the Series J Preferred issued to Mr. Hakim, the “Securities”) in exchange for 158,017,321 shares of Common Stock owned by Mr. Hakim. The fair value of the Series J Warrants was determined to be $6,474,674 upon issuance at April 28, 2017.

The Series J Warrants are exercisable for a period of 10 years from the date of issuance, commencing April 28, 2020. The initial exercise price is $0.1521 per share and the Series J Warrants can be exercised for cash or on a cashless basis. The exercise price is subject to adjustment for any issuances or deemed issuances of Common Stock or Common Stock equivalents, other than shares issued pursuant to the 2020LPC Purchase Agreement (as defined below), at an effective price below the then exercise price. Such exercise price adjustment feature prohibits the Company from being able to conclude the warrants are indexed to its own stock and thus such warrants are classified as liabilities and measured initially and subsequently at fair value. The Series J Warrants also provide for other standard adjustments upon the happening of certain customary events.

The fair value of the Series J Warrants was calculated using a Black-Scholes model. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	March 31, 2021	March 31, 2020
Fair value of the Company’s Common Stock	$0.0610	$0.0720
Volatility	75.18%	83.81%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	6.1	7.1
Risk free rate	1.40%	0.55%

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the years ended March 31, 2021 were as follows:

Balance at March 31, 2019	$2,487,830
Change in fair value of derivative financial instruments - warrants	1,111,548
Balance at March 31, 2020	3,599,378
Change in fair value of derivative financial instruments - warrants	(1,237,132)
Balance at March 31, 2021	$2,362,246

NOTE 12. SHAREHOLDERS’ EQUITY

Lincoln Park Capital – May 1, 2017 Purchase Agreement

On May 1, 2017, the Company entered into a purchase agreement (the “2017 LPC Purchase Agreement”), together with a registration rights agreement (the “2017 LPC Registration Rights Agreement”), with Lincoln Park.

Under the terms and subject to the conditions of the 2017 LPC Purchase Agreement, the Company had the right to sell to and Lincoln Park was obligated to purchase up to $40 million in shares of Common Stock, subject to certain limitations, from time to time, over the 36-month period that commenced on June 5, 2017. The 2017 LPC Purchase Agreement expired on July 1, 2020.

During the year ended March 31, 2021, there were no shares sold to Lincoln Park pursuant to the 2017 LPC Purchase Agreement. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Purchase Agreement. During the year ended March 31, 2020, a total of 15,358,627 shares were sold to Lincoln Park pursuant to the 2017 LPC Purchase Agreement for net proceeds totaling $15,359. In addition, 199,181 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2017 LPC Purchase Agreement.

Lincoln Park Capital Transaction - July 8, 2020 Purchase Agreement

On July 8, 2020, Elite Pharmaceuticals, Inc., a Nevada corporation (the “Company”), entered into a purchase agreement (the “Purchase Agreement”), and a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $25.0 million of the Company’s common stock, $0.001 par value per share (the “Common Stock”), from time to time over the term of the Purchase Agreement, at the Company’s direction.

During the year ended March 31, 2021 the Company issued an aggregate of 5,975,857 shares of Common Stock in the amount of $469,105 to Lincoln Park as initial commitment shares. The Company sold 640,543 shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the year ended March 31, 2021 for net proceeds totaling $42,223. In addition, 10,094 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Common Stock Activity

During the years ended March 31, 2021 and 2020, the Company issued 168,772,385 and 15,557,808 shares of Common Stock, respectively, with such issuances of Common Stock being summarized as follows:

	March 31,
	2021	2020
Common Stock issued as of March 31, 2021 and 2020, respectively	840,504,367	824,946,559

Common stock converted from Preferred Stock	158,017,321	—
Common Stock sold pursuant to the Lincoln Park Capital Purchase Agreements, with net proceeds of such shares totaling $42,223 and $1,437,978 for the years ended March 31, 2021 and 2020, respectively.	640,543	15,358,627
Common Stock issued as initial and additional commitment shares pursuant to the Lincoln Park Capital Purchase Agreements	5,985,951	199,181
Common Stock issued in payment of Directors fees, salaries and consulting fees	4,128,570	—
Common Stock issued during the fiscal year	168,772,385	15,557,808

Common Stock issued as of March 31, 2021 and 2020, respectively	1,009,276,752	840,504,367

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

During the year ended March 31, 2021, the Company issued 1,550,343 shares of Common Stock to its Directors in payment of director’s fees totaling an aggregate of $135,000 and with such aggregate director’s fees being earned and accrued over the twenty-seven month period beginning on January 1, 2018 and ending on March 31, 2020. In addition, the Company made cash payments totaling an aggregate of $67,500 in payment of director’s fees earned over the same twenty-seven month period.

During the year ended March 31, 2021, the Company accrued director’s fees totaling $60,000, which will be paid via cash payments totaling $30,000 and the issuance of 886,710 shares of Common Stock.

As of March 31, 2021, the Company owed its Directors a total of $30,000 in cash payments and 886,710 shares of Common Stock in payment of director fees totaling $60,000 due and owing. The Company anticipates that these shares of Common Stock will be issued prior to the end of the subsequent fiscal year.

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

During the year ended March 31, 2021, the Company issued 646,336 shares of Common Stock in payment of salaries totaling $56,250 pursuant to the employment contract of the Company’s Executive Vice President of Operations and with such salaries being earned and accrued over the thirty-month period beginning on January 1, 2018 and ending on June 30, 2020.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended March 31, 2021, the Company accrued salaries totaling $748,750 owed to the Company’s President and Chief Executive Officer, Chief Financial Officer and certain other employees which will be paid via the issuance of 11,250,185 shares of Common Stock.

As of March 31, 2021, the Company owed its President and Chief Executive Officer, Chief Financial Officer and certain other employees’ salaries totaling $3,060,000 which will be paid via the issuance of 36,085,114 shares of Common Stock.

During the year ended March 31, 2021, the Company issued 1,931,891 shares of Common Stock in payment of consulting fees totaling $161,033, pursuant to engagement contracts with a certain consultant, and with such consulting expenses being earned and accrued over the twenty seven month period beginning on January 1, 2018 and ending March 31, 2020.

Options

Under its 2014 Stock Option Plan and prior options plans, the Company may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant. A summary of the activity of Company’s 2014 Stock Option Plan for the years ended March 31, 2021and 2020 is as follows:

			Weighted Average
	Shares	Weighted Average	Remaining Contractual	Aggregate
	Underlying Options	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at March 31, 2019	6,158,000	$0.15	5.0	$87,330
Granted	115,000	0.10	9.5
Forfeited and expired	(898,000)
Outstanding at March 31, 2020	5,375,000	0.14	4.1	6,000
Granted	600,000	0.06	9.7
Forfeited and expired	(75,000)
Outstanding at March 31, 2021	5,900,000	$0.13	3.7	$6,000
Exercisable at March 31, 2021	5,246,667	$0.13	3.7	$6,000

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of March 31, 2021 and March 31, 2020 of $0.06 and $0.07, respectively.

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for approximately 92% of the Company’s revenues for the year ended March 31, 2021. These two customers accounted for approximately 77% and 15% of revenues each, respectively.

Three customers accounted for approximately 92% of the Company’s revenues for the year ended March 31, 2020. These three customers accounted for approximately 55%, 24%, and 13% of revenues each, respectively.

Accounts Receivable

Three customers accounted for approximately 99% of the Company’s accounts receivable as of March 31, 2021. These three customers accounted for approximately 73%, 15% and 11% of accounts receivable each, respectively.

Four customers accounted for substantially all the Company’s accounts receivable as of March 31, 2020. These four customers accounted for approximately 73%, 13%, 8%, and 5% of accounts receivable each, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchasing

Four suppliers accounted for approximately 78% of the Company’s purchases of raw materials for the year ended March 31, 2021. These four suppliers accounted for approximately 54%, 13%, 6% and 5% of purchases each, respectively.

Three suppliers accounted for more than 71% of the Company’s purchases of raw materials for the year ended March 31, 2020. These three suppliers accounted for approximately 41%, 23%, and 7% of purchases each, respectively.

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

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements. Disaggregated revenue by reportable segments is disclosed in Note 1.

The following represents selected information for the Company’s reportable segments:

	For the Years Ended March 31,
	2021	2020
Operating Income by Segment
ANDA	$6,512,632	$3,579,047
NDA	142,812	580,414
	$6,655,444	$4,159,461

The table below reconciles the Company’s operating income by segment to income (loss) from operations before provision for income taxes as reported in the Company’s consolidated statements of operations.

	For the Years Ended March 31,
	2021	2020
Operating income by segment	$6,655,444	$4,159,461
Corporate unallocated costs	(2,252,983)	(2,721,103)
Interest income	514	11,980
Interest expense and amortization of debt issuance costs	(259,598)	(355,874)
Depreciation and amortization expense	(1,313,847)	(1,319,795)
Significant non-cash items	(935,628)	(901,472)
PPP loan forgiveness	1,013,480	---
Change in fair value of derivative instruments	1,237,132	(1,111,548)
Income (loss) from operations before income taxes	$4,144,514	$(2,238,351)

NOTE 16. RELATED PARTY AGREEMENTS WITH MIKAH PHARMA, LLC

On December 3, 2018, the Company executed a development agreement with Mikah pursuant to which Mikah and the Company will collaborate to develop and commercialize generic products including formulation development, analytical method development, bioequivalence studies and manufacture of development batches of generic products. As of the date of this report, the Company has incurred costs which are $238,451 in excess of advanced payments received to date from Mikah. This balance due from Mikah was offset, in full, against accrued interest due and owing to Mikah pursuant to the Mikah Note (see Note 7).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2020, SunGen Pharma LLC (“SunGen”), under an asset purchase agreement, assigned its rights and obligations under the SunGen Agreement for Amphetamine IR and Amphetamine ER to Mikah Pharmaceuticals. The ANDAs for Amphetamine IR and Amphetamine ER are now registered under Elite’s name. Mikah will now be Elite’s partner with respect to Amphetamine IR and ER and will assume all the rights and obligations for these products from SunGen. Mikah Pharmaceuticals was founded in 2009 by Nasrat Hakim.

NOTE 17. INCOME TAXES

The components of the income taxes benefit (expense) are as follows:

	Year Ended March 31,
	2021	2020
Federal
Current	—	—
Deferred	—	—

State
Current	—	—
Deferred	—	—

Benefit from sale of state net operating loss credits	904,528	—
Net benefit from sale of state net operating loss credits	$904,528	$—

The major components of deferred tax assets and liabilities as of March 31, 2021 and 2020 are as follows (amounts in thousands of dollars):

	Year Ended March 31,
	2021	2020
Federal
Net operating loss carry forward	20,890	21,360
Valuation allowance	(20,890)	(21,360)
	$—	$—
State
Net operating loss carry forward	841	2,258
Valuation Allowance	(841)	(2,258)
	$—	$—

At March 31, 2021 and 2020 a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty about the Company’s ability to generate the future taxable income necessary to use the net operating loss carry forwards. Absent the above mentioned allowance, at March 31, 2021, the Company’s federal and state income taxes due were $0.4 million and $0.2 million, respectively. Absent the above mentioned allowance, at March 31, 2020, the Company’s federal and state income taxes due were $0.2 million and $0.1 million, respectively.

The company believes that temporary timing differences between accrual and payment of income taxes are not material to the financial position of the Company.

As of March 31, 2021, Elite has a federal net operating loss carry forward of $99.5 million, which do not expire and net operating loss carry forward in state tax jurisdictions of $9.3 million some of which will began to expire in 2021.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Manufacturing and Supply Chain

During the year ended March 31, 2021, the Company has not experienced material, detrimental issues related to COVID-19 in its manufacturing, supply chain, quality assurance and regulatory compliance activities, and has been able to operate without interruption. The Company has taken, and plans to continue to take, commercially practical measures to keep its facilities open. The Company’s supply chains remain intact and operational, and the Company is in regular communications with its suppliers and third-party partners. A prolonging of the current situation relating to COVID-19 may result in an increased risk of interruption in the Company supply chain in the future, with no assurances given as the materiality of such future interruption on the Company’s business, financial condition, results of operations and cash flows.

NOTE 19. SUBSEQUENT EVENTS

Sale of New Jersey Net Operating Loss and Research and Development Tax Credit

In April 2021, Elite Laboratories Inc., a wholly owned subsidiary of Elite Pharmaceuticals Inc. received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $798,889 relating to New Jersey net operating losses and net tax benefits of $58,490, relating to research and development tax credits. The Company sold the net tax benefits approved for sale at a transfer price equal to ninety three and one half cents for every benefit dollar and incurred transaction fees of $12,861, resulting in net proceeds to the Company of $788,789.

