Form 10-Q
period 2021-06-30
ELITE PHARMACEUTICALS INC /NV/
filed 2021-08-16
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 1,011,381,988 shares of Common Stock were issued, and 1,011,281,988 shares of Common Stock were outstanding as of August 13, 2021.

ii

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30, 2021	March 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$4,750,728	$3,192,768
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	3,377,735	3,496,376
Inventory	6,703,517	5,012,902
Prepaid expenses and other current assets	484,849	492,621
Total current assets	15,316,829	12,194,667

Property and equipment, net of accumulated depreciation of $12,462,783 and $12,153,626, respectively	6,345,158	6,649,365

Intangible assets, net of accumulated amortization of $-0-, respectively	6,634,035	6,634,035

Operating lease - right-of-use asset	1,199,944	214,674

Other assets:
Restricted cash - debt service for NJEDA bonds	405,013	405,013
Security deposits	91,738	91,738
Total other assets	496,751	496,751
Total assets	$29,992,717	$26,189,492

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,052,193	$929,690
Accrued expenses	3,940,971	4,270,600
Deferred revenue, current portion	13,333	13,333
Bonds payable, current portion, net of bond issuance costs	95,822	95,822
Loans payable, current portion	486,917	314,996
Lease obligation - operating lease, current portion	205,820	188,090
Total current liabilities	6,795,056	5,812,531

Long-term liabilities:
Deferred revenue, net of current portion	42,225	45,558
Bonds payable, net of current portion and bond issuance costs	1,244,213	1,240,668
Loans payable, net of current portion	419,720	500,066
Lease obligation - operating lease, net of current portion	1,004,165	38,866
Derivative financial instruments - warrants	1,747,785	2,362,246
Other long-term liabilities	38,195	37,628
Total long-term liabilities	4,496,303	4,225,032
Total liabilities	11,291,359	10,037,563

Shareholders’ equity:
Series J convertible preferred stock; par value of $0.01; 50 shares authorized; 0 issued and outstanding as of June 30, 2021 and March 31, 2021	—	—
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,011,381,988 shares issued and 1,011,281,988 shares outstanding as of June 30, 2021; 1,009,276,752 shares issued and 1,009,176,752 shares outstanding as of March 31, 2021	1,011,385	1,009,279
Additional paid-in capital	164,565,685	164,407,480
Treasury stock; 100,000 shares as of June 30, 2021 and March 31, 2021; at cost	(306,841)	(306,841)
Accumulated deficit	(146,568,871)	(148,957,989)
Total shareholders’ equity	18,701,358	16,151,929
Total liabilities and shareholders’ equity	$29,992,717	$26,189,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2021	2020
Revenue:
Manufacturing fees	$5,750,036	$6,637,239
Licensing fees	1,306,753	901,505
Total revenue	7,056,789	7,538,744
Cost of manufacturing	3,503,262	4,562,350
Gross profit	3,553,527	2,976,394

Operating expenses:
Research and development	1,202,192	943,879
General and administrative	1,070,664	868,777
Non-cash compensation through issuance of stock options	2,811	5,521
Depreciation and amortization	312,702	327,617
Total operating expenses	2,588,369	2,145,794

Income from operations	965,158	830,600

Other income (expense):
Change in fair value of derivative instruments	614,461	(658,593)
Interest expense and amortization of debt issuance costs	(45,893)	(79,431)
Gain on sale of fixed assets	—	38,090
Interest income	42	276
Other income (expense), net	568,610	(699,658)

Income from operations before income taxes	1,533,768	130,942

Net benefit for sale of state net operating losses and credits	855,350	946,407

Net income attributable to common shareholders	$2,389,118	$1,077,349

Basic net income per share attributable to common shareholders	$0.00	$0.00

Diluted net income per share attributable to common shareholders	$0.00	$0.00

Basic weighted average Common Stock outstanding	1,009,199,886	840,504,367

Diluted weighted average Common Stock outstanding	1,009,199,886	1,001,130,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2021	—	$—	1,009,276,752	$1,009,279	$164,407,480	100,000	$(306,841)	$(148,957,989)	$16,151,929

Net income	—	—	—	—	—	—	—	2,389,118	2,389,118

Non-cash compensation through the issuance of employee stock options	—	—	—	—	2,811	—	—	—	2,811

Shares issued in payment of salaries	—	—	2,105,236	2,106	155,394	—	—	—	157,500

Balance at June 30, 2021	—	$—	1,011,381,988	$1,011,385	$164,565,685	100,000	$(306,841)	$(146,568,871)	$18,701,358

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2020	24	13,903,960	840,504,367	$840,507	$150,264,605	100,000	$(306,841)	$(154,046,410)	$10,655,821

Net income	—	—	—	—	—	—	—	1,077,349	1,077,349

Non-cash compensation through the issuance of employee stock options	—	—	—	—	5,521	—	—	—	5,521

Shares issued in payment of salaries	—	$—	574,597	$574	$49,426	—	$—	$—	50,000

Balance at June 30, 2020	24	$13,903,960	841,078,964	$841,081	$150,319,552	100,000	$(306,841)	$(152,969,061)	$11,788,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,389,118	$1,077,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	312,702	327,617
Amortization of operating leases - right-of-use assets	57,530	49,532
Gain on the disposal of property and equipment	—	(38,090)
Change in fair value of derivative financial instruments - warrants	(614,461)	658,593
Non-cash compensation accrued	218,808	236,415
Non-cash compensation through the issuance of employee stock options	2,811	5,521
Non-cash rent expense and lease accretion	567	534
Change in operating assets and liabilities:
Accounts receivable	118,641	(263,325)
Inventory	(1,690,615)	(1,423,931)
Prepaid expenses and other current assets	251,896	343,355
Accounts payable, accrued expenses and other current liabilities	731,566	53,385
Deferred revenue and customer deposits	(3,333)	(170,000)
Lease obligations - operating leases	(59,771)	(49,532)
Net cash provided by operating activities	1,715,459	807,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,950)	(14,000)
Proceeds from disposal of property and equipment	—	51,276
Net cash (used in) provided by investing activities	(4,950)	37,276

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	—	1,013,480
Other loan payments	(152,549)	(202,076)
Net cash provided by financing activities	(152,549)	811,404

Net change in cash and restricted cash	1,557,960	1,656,103

Cash and restricted cash, beginning of period	3,597,781	1,536,530

Cash and restricted cash, end of period	$5,155,741	$3,192,633

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$14,043	$24,342
Financing of equipment purchases and insurance renewal	$244,124	$237,926
Stock issued in payment of Directors fees, salaries and consulting expenses	$157,500	$50,000
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,042,799	$554,088

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire year.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2021.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended June 30,
	2021	2020
NDA:
Licensing fees	$—	$166,167
Total NDA revenue	—	166,167
ANDA:
Manufacturing fees	$5,750,036	$6,637,239
Licensing fees	1,306,753	735,338
Total ANDA revenue	7,056,789	7,372,577
Total revenue	$7,056,789	$7,538,744

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Restricted Cash

As of June 30, 2021, and March 31, 2021, the Company had $405,013 and $405,013, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of June 30, 2021, the Company did not identify any indicators of impairment.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of June 30, 2021, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2016 and forward, and State, 2013 and forward. The Company did not record unrecognized tax positions for the three months ended June 30, 2021 and 2020.

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

Earnings Per Share Attributable to Common Shareholders’

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. The computation of diluted net income per share does not include the conversion of securities that would have an antidilutive effect.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended June 30,
	2021	2020
Numerator
Net income - basic	$2,389,118	$1,077,349
Effect of dilutive instrument on net income	—	—
Net income - diluted	$2,389,118	$1,077,349

Denominator
Weighted average shares of Common Stock outstanding - basic	1,009,199,886	840,504,367

Dilutive effect of stock options and convertible securities	—	160,625,755

Weighted average shares of Common Stock outstanding - diluted	1,009,199,886	1,001,130,122

Net income per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at
	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Liabilities
Derivative financial instruments - warrants	$1,747,785	$—	$—	$1,747,785

March 31, 2021
Liabilities
Derivative financial instruments - warrants	$2,362,246	$—	$—	$2,362,246

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. INVENTORY

Inventory consisted of the following:

	June 30, 2021	March 31, 2021
Finished goods	$470,912	$274,603
Work-in-progress	31,629	781,350
Raw materials	6,200,976	3,956,949
	$6,703,517	$5,012,902

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2021	March 31, 2021
Land, building and improvements	$5,456,523	$5,456,523
Laboratory, manufacturing, warehouse and transportation equipment	12,585,407	12,580,457
Office equipment and software	373,601	373,601
Furniture and fixtures	392,410	392,410
	18,807,941	18,802,991
Less: Accumulated depreciation	(12,462,783)	(12,153,626)
	$6,345,158	$6,649,365

Depreciation expense was $309,157 and $324,071 for the three months ended June 30, 2021 and 2020, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	June 30, 2021
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

The following tables summarize the Company’s bonds payable liability:

	June 30, 2021	March 31, 2021
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,470,000	$1,470,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(110,000)	(110,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,360,000	$1,360,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(224,489)	(220,944)
Bond offering costs, net	$129,965	$133,510

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$110,000	$110,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$95,822	$95,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	1,360,000	$1,360,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(115,787)	(119,332)
Long term portion of bonds payable, net of bond offering costs	$1,244,213	$1,240,668

Amortization expense was $3,545 and $3,545 for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and March 31, 2021, interest payable was $31,850 and $7,963, respectively.

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	June 30, 2021	March 31, 2021
Equipment and insurance financing loans payable, between 3.5% and 12.73% interest and maturing between June 2021 and October 2025	$906,637	$815,062
Less: Current portion of loans payable	(486,917)	(314,996)
Long-term portion of loans payable	$419,720	$500,066

The interest expense associated with the loans payable was $6,109 and $17,880 for the three months ended June 30, 2021 and 2020, respectively.

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

Interest expense associated with the Note was $30,000 for the three months ended June 30, 2020. A total of $435,000 in accrued interest expense, representing interest expense accrued during the life of the Mikah Note, was due and owing as of the maturity date of the Mikah Note. Of the $435,000 accrued interest due at maturity, $343,379 of accrued interest was satisfied by offset against amounts due from Mikah pursuant to the development agreement between the Company and Mikah, dated December 3, 2018 (see Note 16). The balance of $91,621 of accrued interest expense owing in relation to the Mikah Note was recorded as a non-interest bearing, general liability of the Company.

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $55,558 as of June 30, 2021, were comprised of a current component of $13,333 and a long-term component of $42,225. Deferred revenues in the aggregate amount of $58,891 as of March 31, 2021, were comprised of a current component of $13,333 and a long-term component of $45,558. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI Pharma (“TAGI”) licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance sheet date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

The 135 Ludlow Ave. modified lease includes an initial term, which expired on December 31, 2016 with two tenant renewal options of five years each, at the sole discretion of the Company. On June 22, 2016, the Company exercised the first of these renewal options, with such option including a term that begins on January 1, 2017 and expires on December 31, 2021. On June 30, 2021, the Company exercised the second of the renewal options, with such option including a term that begins on January 1, 2022 and expires on December 31, 2026.

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

Lease assets and liabilities are classified as follows on the condensed consolidated balance sheet:

Lease	Classification	As of June 30, 2021
Assets
Operating	Operating lease – right-of-use asset	$1,199,944
Total leased assets		$1,199,944

Liabilities
Current
Operating	Lease obligation – operating lease	$205,820

Long-term
Operating	Lease obligation – operating lease, net of current portion	1,004,165
Total lease liabilities		$1,209,985

Rent expense is recorded on the straight-line basis. Rent expense under the 135 Ludlow Ave. modified lease for the three months ended June 30, 2021 and 2020 was $57,105 and $55,986, respectively. Rent expense under the Pompano Office Lease for the three months ended June 30, 2021 and 2020 was $5,772 and $0, respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the 135 Ludlow Ave. modified lease and the Pompano Office Lease:

Years ending March 31,	Amount
2022	190,703
2023	259,794
2024	254,050
2025	243,612
2026	248,484
Thereafter	189,144
Total future minimum lease payments	1,385,787
Less: interest	(175,802)
Present value of lease payments	$1,209,985

The weighted-average remaining lease term and the weighted-average discount rate of our lease was as follows:

Lease Term and Discount Rate	June 30, 2021
Remaining lease term (years)
Operating leases	8

Discount rate
Operating leases	6%

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations . The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of June 30, 2021, and March 31, 2021, the Company had a liability of $38,195 and $37,628, respectively, recorded as a component of other long-term liabilities.

NOTE 10. PREFERRED STOCK

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, zero shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of June 30, 2021.

On April 27, 2017, a total of 24.0344 shares of Series J Preferred were issued pursuant to an exchange agreement (the “Exchange Agreement”) with Hakim, a related party and the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The Exchange Agreement provided for Hakim to exchange 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of Common Stock at $0.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of Common Stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of Common Stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2021 (See Note 11).

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

A summary of warrant activity is as follows:

	June 30, 2021		March 31, 2021
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	79,008,661	$0.1521	79,008,661	$0.1521

Warrants granted pursuant to the issuance of Series J convertible preferred shares	—	—	—	—

Warrants exercised, forfeited and/or expired, net	—	—	—	—

Balance at end of period	79,008,661	$0.1521	79,008,661	$0.1521

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the Series J Warrants was calculated using a Black-Scholes model instead of a Monte Carlo Simulation because the probability with the shareholder approval provisions was no longer a factor. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	June 30, 2021	March 31, 2021
Fair value of the Company’s Common Stock	$0.0500	$0.0610
Volatility	76.07%	75.18%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	5.8	6.1
Risk free rate	1.21%	1.40%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the three months ended June 30, 2021 were as follows:

Balance at March 31, 2021	$2,362,246
Change in fair value of derivative financial instruments - warrants	(614,461)
Balance at June 30, 2021	$1,747,785

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

During the three months ended June 30, 2021, there were no shares sold to Lincoln Park pursuant to the 2020 LPC Purchase Agreement. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Purchase Agreement.

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

During the three months ended June 30, 2021, the Company issued 886,710 shares of Common Stock to its Directors in payment of director’s fees totaling an aggregate of $60,000 and with such aggregate director’s fees being earned and accrued over the twelve month period beginning on April 1, 2020 and ending on March 31, 2021. In addition, the Company made cash payments totaling an aggregate of $30,000 in payment of director’s fees earned over the same twelve month period.

During the three months ended June 30, 2021, the Company accrued director’s fees totaling $22,500, which will be paid via cash payments totaling $7,500 and the issuance of 268,963 shares of Common Stock.

As of June 30, 2021, the Company owed its Directors a total of $7,500 in cash payments and 268,963 shares of Common Stock in payment of director fees totaling $22,500 due and owing. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

Stock-based Employee/Consultant Compensation

Employment contracts with the Company’s President and Chief Executive Officer and certain other employees and engagement contracts with certain consultants include provisions for a portion of each employee’s salaries or consultant’s fees to be paid via the issuance of shares of the Company’s Common Stock, in lieu of cash, with the valuation of such shares being calculated on a quarterly basis and equal to the average closing price of the Company’s Common Stock.

During the three months ended June 30, 2021, the Company issued 1,218,526 shares of Common Stock in payment of salaries totaling $97,500 pursuant to the employment contract of the Company’s former Chief Financial Officer, with such salaries being earned and accrued over the thirty-month period beginning on October 1, 2018 and ending on March 31, 2021.

During the three months ended June 30, 2021, the Company accrued salaries totaling $193,750 owed to the Company’s President and Chief Executive Officer and certain other employees which will be paid via the issuance of 3,506,847 shares of Common Stock.

As of June 30, 2021, the Company owed its President and Chief Executive Officer and certain other employees’ salaries totaling $3,156,250, which will be paid via the issuance of 38,373,435 shares of Common Stock.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options

Under its 2014 Stock Option Plan and prior options plans, the Company may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant. A summary of the activity of Company’s 2014 Stock Option Plan for the three months ended June 30, 2021 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2021	5,900,000	$0.13	3.7	$6,000
Granted	300,000	$0.06	3.0
Outstanding at June 30, 2021	6,200,000	$0.13	3.8	$6,000
Exercisable at June 30, 2021	5,246,667	$0.13	3.8	$6,000

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of June 30, 2021 and March 31, 2021 of $0.08 and $0.07, respectively.

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for approximately 92% of the Company’s revenues for the three months ended June 30, 2021. These two customers accounted for approximately 83% and 9% of revenues each, respectively.

Two customers accounted for approximately 92% of the Company’s revenues for the three months ended June 30, 2020. These two customers accounted for approximately 73% and 19% of revenues each, respectively.

Accounts Receivable

Two customers accounted for approximately 93% of the Company’s accounts receivable as of June 30, 2021. These two customers accounted for approximately 84% and 9% of accounts receivable each, respectively.

Three customers accounted for substantially all the Company’s accounts receivable as of March 31, 2021. These three customers accounted for approximately 73%, 15% and 11% of accounts receivable each, respectively.

Purchasing

Four suppliers accounted for more than 64% of the Company’s purchases of raw materials for the three months ended June 30, 2021. These four suppliers accounted for approximately 38%, 14%, 7% and 5% of purchases each, respectively.

Three suppliers accounted for more than 81% of the Company’s purchases of raw materials for the three months ended June 30, 2020. These three suppliers accounted for approximately 63%, 14%, and 4% of purchases each, respectively.

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

The following represents selected information for the Company’s reportable segments:

	For the three Months Ended June 30,
	2021	2020
Operating Income by Segment
ANDA	$2,351,334	$1,869,491
NDA	—	153,784
	$2,351,334	$2,023,275

The table below reconciles the Company’s operating income by segment to income from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended June 30,
	2021	2020
Operating income by segment	$2,351,334	$2,023,275
Corporate unallocated costs	(851,856)	(585,032)
Interest income	42	276
Interest expense and amortization of debt issuance costs	(45,893)	(79,431)
Depreciation and amortization expense	(312,702)	(327,617)
Significant non-cash items	(221,618)	(241,936)
Change in fair value of derivative instruments	614,461	(658,593)
Income from operations before income taxes	$1,533,768	$130,942

NOTE 16. RELATED PARTY AGREEMENTS WITH MIKAH PHARMA, LLC

On December 3, 2018, the Company executed a development agreement with Mikah, pursuant to which Mikah and the Company will collaborate to develop and commercialize generic products including formulation development, analytical method development, bioequivalence studies and manufacture of development batches of generic products. As of March 31, 2021, the Company has incurred costs which are $238,451 in excess of advanced payments received to date from Mikah. This balance due from Mikah was offset, in full, against accrued interest due and owing to Mikah pursuant to the Mikah Note (see Note 7).

In May 2020, SunGen Pharma LLC (“SunGen”), pursuant to an asset purchase agreement, assigned its rights and obligations under the SunGen Agreement for Amphetamine IR and Amphetamine ER to Mikah Pharmaceuticals. The ANDAs for Amphetamine IR and Amphetamine ER are now registered under Elite’s name. Mikah will now be Elite’s partner with respect to Amphetamine IR and ER and will assume all the rights and obligations for these products from SunGen. Mikah Pharmaceuticals was founded in 2009 by Nasrat Hakim, a related party and the Company’s President, Chief Executive Officer and Chairman of the Board.

In June 2021, the Company entered into a development and license agreement with Mikah Pharma LLC, pursuant to which Mikah Pharma LLC will engage in the research, development, sales and licensing of generic pharmaceutical products. In addition, Mikah Pharma LLC will collaborate to develop and commercialize generic products including formulation development, analytical method development, manufacturing, sales and marketing of generic products. Initially two generic products were identified for the parties to develop.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 17. INCOME TAXES

Sale of New Jersey Net Operating Loss

In April 2020, Elite Labs received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $607,635 relating to New Jersey net operating losses and net tax benefits of $338,772, relating to R&D tax credits. The Company sold the net tax benefits approved for sale for total proceeds of $946,407, during the three months ended June 30, 2020.

Sale of New Jersey Net Operating Loss and Research and Development Tax Credit

In April 2021, Elite Labs received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $796,860 relating to New Jersey net operating losses and net tax benefits of $58,490, relating to research and development tax credits. The Company sold the net tax benefits approved for sale at a transfer price equal to ninety three and one half cents for every benefit dollar and incurred transaction fees of $12,861, resulting in net proceeds to the Company of $855,350, during the three months ended June 30, 2021.

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

Manufacturing and Supply Chain

During the three months ended June 30, 2021, and as of the date of this Quarterly Report on Form 10-Q, the Company has not experienced material, detrimental issues related to COVID-19 in its manufacturing, supply chain, quality assurance and regulatory compliance activities, and has been able to operate without interruption. The Company has taken, and plans to continue to take, commercially practical measures to keep its facilities open. The Company’s supply chains remain intact and operational, and the Company is in regular communications with its suppliers and third-party partners. A prolonging of the current situation relating to COVID-19 may result in an increased risk of interruption in the Company supply chain in the future, with no assurances given as the materiality of such future interruption on the Company’s business, financial condition, results of operations and cash flows.

NOTE 19. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three months ended June 30, 2021 and 2020 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

There were no significant changes during the three months ended June 30, 2021 to the items that we disclosed as our significant accounting policies and estimates described in “Note 1, Summary of Significant Accounting Policies” to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Results of Operations

The following set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Three months ended June 30, 2021 compared to June 30, 2020

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Manufacturing fees	$5,750,036	$6,637,239	$(887,203)	(13)%
Licensing fees	1,306,753	901,505	405,248	45%
Total revenue	7,056,789	7,538,744	(481,955)	(6)%
Cost of manufacturing	3,503,262	4,562,350	(1,059,088)	(23)%
Gross profit	$3,553,527	$2,976,394	$577,133	19%

Gross profit - percentage	50%	39%

Total revenues for the three-month period ended June 30, 2021 decreased by $0.5 million or 6%, to $7.1 million, as compared to $7.5 million, for the corresponding period of the prior year, primarily due to timing of sales of Amphetamine IR Tablets and Amphetamine ER Capsules, somewhat offset by an increase in licensing fees of many of our products during the three month period ended June 30, 2021 as compared to the comparable period of the prior fiscal year.

Manufacturing fees decreased by $0.9 million, or 13%, primarily due to lower revenue due to the timing of sales of Amphetamine IR Tablets and Amphetamine ER Capsules during the three month period ended June 30, 2021 as compared to the comparable period of the prior fiscal year.

Licensing fees increased by $0.4 million, or 45%. This increase is primarily due to licensing fees earned from the sale of Amphetamine ER Capsules and Amphetamine IR Tablets during the three months ended June 30, 2021 as compared to the comparable period of the prior fiscal year.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue decreased by $1.1 million or 23%, to $3.5 million as compared to $4.6 million for the corresponding period in the prior fiscal year. This decrease was due in large part to a decrease in manufacturing revenues, and also due to an improved margin on products sold during the three months ended June 30, 2021, as compared to the comparable period of the prior fiscal year.

Our gross profit margin was 50% during the three months ended June 30, 2021 as compared to 39% during the comparable period of the prior fiscal year.

Operating expenses:

	For the Three Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Operating expenses:
Research and development	$1,202,192	$943,879	$258,313	27%
General and administrative	1,070,664	868,777	201,887	23%
Non-cash compensation	2,811	5,521	(2,710)	(49)%
Depreciation and amortization	312,702	327,617	(14,915)	(5)%
Total operating expenses	$2,588,369	$2,145,794	$442,575	21%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three months ended June 30, 2021 increased by $0.5 million, or 21%, to $2.6 million as compared to $2.1 million for the corresponding period in the prior fiscal year.

Research and development costs for the three months ended June 30, 2021 were $1.2 million, an increase of $0.3 million, or 27%, from approximately $0.9 million of such costs for the comparable period of the prior year. The increase was a result of the timing and nature of product development activities during the three month period ended June 30, 2021 as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the three months ended June 30, 2021 were $1.1 million, an increase of $0.2 million, or 23% from $0.9 million of such costs for the comparable period of the prior year due to increased costs and headcounts relating to regulatory compliance and laboratory activities.

Non-cash compensation expense for the three months ended June 30, 2021 and 2020 was less than $0.1 million.

Depreciation and amortization expenses for the three months ended June 30, 2021 were $0.3 million, which was virtually unchanged from $0.3 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations for the three months ended June 30, 2021 was $1.0 million, compared to income from operations of $0.8 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Three Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Other income (expense):
Change in fair value of derivative instruments	$614,461	$(658,593)	$1,273,054	(193)%
Interest expense and amortization of debt issuance costs	(45,893)	(79,431)	33,538	(42)%
Gain on sale of fixed assets	—	38,090	(38,090)	n/a
Interest income	42	276	(234)	(85)%
Other income (expense), net	$568,610	$(699,658)	$1,268,268	(181)%

Other income, net for the three months ended June 30, 2021 was $0.6 million, an increase of $1.3 million from the other expense, net of $0.7 million for the comparable period of the prior fiscal year. The increase in other income (expense) was due to income relating to changes in the fair value of our outstanding derivative warrants during the three months ended June 30, 2021. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock. Please see Note 11 to the Unaudited Condensed Consolidated Financial Statements above.

As a result of the foregoing, our net income before the net benefit from sale of net operating loss credits for the three months ended June 30, 2021 was $1.5 million, compared to net income $0.1 million for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	June 30, 2021	March 31, 2021	Change
Current assets	$15,316,829	$12,194,667	$3,122,162
Current liabilities	$6,795,056	$5,812,531	$982,525
Working capital	$8,521,773	$6,382,136	$2,139,637

Our working capital (total current assets less total current liabilities) increased by $2.1 million from $6.4 million as of March 31, 2021 to $8.5 million as of June 30, 2021, with such increase being primarily related to the net income of $2.4 million and a net positive cash flow of $1.6 million achieved during the three months ended June 30, 2021.

Summary of Cash Flows:

	For the Three Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$1,715,459	$807,423
Net cash (used in) provided by investing activities	$(4,950)	$37,276
Net cash provided by financing activities	$(152,549)	$811,404

Net cash provided by operating activities for the three months ended June 30, 2021 was $1.7 million, which included net income of $2.4 million and increases in non-cash expenses totaling $0.02 million, offset by net increases in assets and decreases in liabilities totaling $0.7 million.

Net cash used in investing activities for the three months ended June 30, 2021 was comprised of purchases of property and equipment of less than $0.01 million.

Net cash used in financing activities was $0.2 million for the three months ended June 30, 2021 which consisted primarily of loan payments.

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

During the three months ended June 30, 2021 and 2020, respectively, there were no shares sold to Lincoln Park pursuant to the 2020 LPC Purchase Agreement. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Purchase Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2021 at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes, subsequent to those identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed with the SEC on June 15, 2021, in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the end of the period covered by this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Litigation

We may be subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended March 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Master Development and License Agreement for Products Between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC, effective as of June 10, 2021.(Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

August 16, 2021	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 16, 2021	By:	/s/ Marc Bregman
Marc Bregman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

