Form 10-Q
period 2021-09-30
ELITE PHARMACEUTICALS INC /NV/
filed 2021-11-15
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: shares of 1,011,281,988 Common Stock were issued, and 1,011,281,988 shares of Common Stock were outstanding as of November 15, 2021.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	March 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$4,490,670	$3,192,768
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	4,672,358	3,496,376
Inventory	6,545,658	5,012,902
Prepaid expenses and other current assets	173,582	492,621
Total current assets	15,882,268	12,194,667

Property and equipment, net of accumulated depreciation of $12,758,274 and $12,153,626, respectively	6,197,028	6,649,365

Intangible assets, net of accumulated amortization of $-0-, respectively	6,634,035	6,634,035

Operating lease - right-of-use asset	1,141,514	214,674

Other assets:
Restricted cash - debt service for NJEDA bonds	405,019	405,013
Security deposits	364,563	91,738
Total other assets	769,582	496,751
Total assets	$30,624,427	$26,189,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,790,146	$929,690
Accrued expenses	3,779,367	4,270,600
Deferred revenue, current portion	13,333	13,333
Bonds payable, current portion, net of bond issuance costs	100,822	95,822
Loans payable, current portion	410,386	314,996
Lease obligation - operating lease, current portion	209,694	188,090
Total current liabilities	6,303,748	5,812,531

Long-term liabilities:
Deferred revenue, net of current portion	38,892	45,558
Bonds payable, net of current portion and bond issuance costs	1,132,758	1,240,668
Loans payable, net of current portion	339,775	500,066
Lease obligation - operating lease, net of current portion	939,620	38,866
Derivative financial instruments - warrants	1,328,352	2,362,246
Other long-term liabilities	38,771	37,628
Total long-term liabilities	3,818,168	4,225,032
Total liabilities	10,121,916	10,037,563

Shareholders’ equity:
Series J convertible preferred stock; par value of $0.01; 50 shares authorized; 0 issued and outstanding as of September 30, 2021 and March 31, 2021	—	—
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,011,381,988 shares issued and 1,011,281,988 shares outstanding as of September 30, 2021; 1,009,276,752 shares issued and 1,009,176,752 shares outstanding as of March 31, 2021	1,011,385	1,009,279
Additional paid-in capital	164,569,861	164,407,480
Treasury stock; 100,000 shares as of September 30, 2021 and March 31, 2021; at cost	(306,841)	(306,841)
Accumulated deficit	(144,771,894)	(148,957,989)
Total shareholders’ equity	20,502,511	16,151,929
Total liabilities and shareholders’ equity	$30,624,427	$26,189,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Manufacturing fees	$7,221,711	$6,172,724	$12,971,747	$12,809,963
Licensing fees	1,336,730	1,227,168	2,643,483	2,128,673
Total revenue	8,558,441	7,399,892	15,615,230	14,938,636
Cost of manufacturing	4,790,292	3,778,496	8,253,369	8,340,846
Gross profit	3,768,149	3,621,396	7,361,861	6,597,790

Operating expenses:
Research and development	1,116,488	1,147,739	2,356,275	2,091,618
General and administrative	925,872	796,966	1,999,127	1,665,743
Non-cash compensation through issuance of stock options	4,176	2,089	6,987	7,610
Depreciation and amortization	299,036	334,345	611,738	661,962
Total operating expenses	2,345,572	2,281,139	4,974,127	4,426,933

Income from operations	1,422,577	1,340,257	2,387,734	2,170,857

Other income, net:
Change in fair value of derivative instruments	419,433	1,220,069	1,033,894	561,476
Interest expense and amortization of debt issuance costs	(43,083)	(79,753)	(88,976)	(159,184)
Gain on sale of fixed assets	—	3,400	—	41,490
Interest income	21	89	64	365
Other income, net	376,371	1,143,805	944,982	444,147

Income from operations before income taxes	1,798,948	2,484,062	3,332,716	2,615,004

Income tax expense	(4,000)	(2,500)	(4,000)	(2,500)

Net benefit for sale of state net operating losses and credits	2,029	—	857,379	946,407

Net income attributable to common shareholders	$1,796,977	$2,481,562	$4,186,095	$3,558,911

Basic net income per share attributable to common shareholders	$0.00	$0.00	$0.00	$0.00

Diluted net income per share attributable to common shareholders	$0.00	$0.00	$0.00	$0.00

Basic weighted average Common Stock outstanding	1,011,281,988	913,544,660	1,010,059,593	877,180,630

Diluted weighted average Common Stock outstanding	1,011,281,988	913,576,523	1,010,059,593	877,212,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2021	—	$—	1,009,276,752	$1,009,279	$164,407,480	100,000	$(306,841)	$(148,957,989)	$16,151,929

Net income	—	—	—	—	—	—	—	2,389,118	2,389,118

Non-cash compensation through the issuance of employee stock options	—	—	—	—	2,811	—	—	—	2,811

Shares issued in payment of salaries	—	—	2,105,236	2,106	155,394	—	—	—	157,500

Balance at June 30, 2021	—	$—	1,011,381,988	$1,011,385	$164,565,685	100,000	$(306,841)	$(146,568,871)	$18,701,358

Net income	—	$—	—	$—	$—	—	$—	$1,796,977	1,796,977

Non-cash compensation through the issuance of employee stock options	—	—	—	—	4,176	—	—	—	4,176

Balance at September 30, 2021	—	$—	1,011,381,988	$1,011,385	$164,569,861	100,000	$(306,841)	$(144,771,894)	$20,502,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(continued)

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,186,095	$3,558,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	611,738	661,961
Amortization of operating leases - right-of-use assets	115,960	99,827
Gain on the disposal of property and equipment	—	(41,490)
Change in fair value of derivative financial instruments - warrants	(1,033,894)	(561,476)
Non-cash compensation accrued	428,999	460,490
Non-cash compensation through the issuance of employee stock options	6,987	7,610
Non-cash rent expense and lease accretion	1,143	1,077
Change in operating assets and liabilities:
Accounts receivable	(1,175,982)	30,874
Inventory	(1,532,756)	(320,091)
Prepaid expenses and other current assets	290,338	488,912
Accounts payable, accrued expenses and other current liabilities	97,724	(1,408,835)
Deferred revenue and customer deposits	(6,666)	(170,000)
Lease obligations - operating leases	(120,442)	(99,828)
Net cash provided by operating activities	1,869,244	2,707,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(152,311)	(94,848)
Proceeds from disposal of property and equipment	—	54,675
Net cash used in investing activities	(152,311)	(40,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bond principal	(110,000)	(105,000)
Other loan payments	(309,025)	(384,341)
Proceeds from the issuance of Common Stock	—	42,223
Other loan proceeds	—	1,013,480
Net cash (used in) provided by financing activities	(419,025)	566,362

Net change in cash and restricted cash	1,297,908	3,234,131

Cash and restricted cash, beginning of period	3,597,781	1,536,530

Cash and restricted cash, end of period	$4,895,689	$4,770,661

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$88,976	$160,266
Financing of equipment purchases and insurance renewal	$244,124	$237,936
Stock issued in payment of Directors fees, salaries and consulting expenses	$157,500	$352,283
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,042,800	$—
Commitment shares issued to Lincoln Park Capital	$—	$469,837
Conversion of preferred stock to Common Stock	$—	$13,903,960

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire year.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2021.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
NDA:
Licensing fees	$—	$—	$—	$166,167
Total NDA revenue	—	—	—	166,167
ANDA:
Manufacturing fees	$7,221,711	$6,172,724	$12,971,747	$12,809,963
Licensing fees	1,336,730	1,227,168	2,643,483	1,962,506
Total ANDA revenue	8,558,441	7,399,892	15,615,230	14,772,469
Total revenue	$8,558,441	$7,399,892	$15,615,230	$14,938,636

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Cash

As of September 30, 2021, and March 31, 2021, the Company had $405,019 and $405,013, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

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

As of September 30, 2021, the Company did not identify any indicators of impairment.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of September 30, 2021, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2016 and forward, and State, 2013 and forward. The Company did not record unrecognized tax positions for the six months ended September 30, 2021 and 2020.

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

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income - basic	$1,796,977	$2,481,562	$4,186,095	$3,558,911
Effect of dilutive instrument on net income	(418,433)	(1,220,069)	(1,033,894)	(561,476)
Net income - diluted	$1,377,544	$1,261,493	$3,152,201	$2,997,435

Denominator
Weighted average shares of Common Stock outstanding - basic	1,011,281,988	913,544,660	1,010,059,593	877,180,630

Dilutive effect of stock options and convertible securities	—	31,863	—	31,863

Weighted average shares of Common Stock outstanding - diluted	1,011,281,988	913,576,523	1,010,059,593	877,212,493

Net income per share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Liabilities
Derivative financial instruments - warrants	$1,328,352	$—	$—	$1,328,352

March 31, 2021
Liabilities
Derivative financial instruments - warrants	$2,362,246	$—	$—	$2,362,246

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

NOTE 2. INVENTORY

Inventory consisted of the following:

	September 30, 2021	March 31, 2021
Finished goods	$348,293	$274,603
Work-in-progress	1,722	781,350
Raw materials	6,195,643	3,956,949
	$6,545,658	$5,012,902

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2021	March 31, 2021
Land, building and improvements	$5,456,524	$5,456,523
Laboratory, manufacturing, warehouse and transportation equipment	12,732,767	12,580,457
Office equipment and software	373,601	373,601
Furniture and fixtures	392,410	392,410
	18,955,302	18,802,991
Less: Accumulated depreciation	(12,758,274)	(12,153,626)
	$6,197,028	$6,649,365

Depreciation expense was $295,491 and $255,118 for the three months ended, and $604,648 and $654,871 for the six months ended September 30, 2021 and 2020, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	September 30, 2021
	Estimated Useful Life	Gross Carrying Amount	Additions	Reductions	Accumulated Amortization	Net Book Value
Patent application costs		$465,684	$—	$—	$—	$465,684
ANDA acquisition costs	Indefinite	6,168,351	—	—	—	6,168,351
		$6,634,035	$—	$—	$—	$6,634,035

	March 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Additions	Reductions	Accumulated Amortization	Net Book Value
Patent application costs	*	$465,684	$—	$—	$—	$465,684
ANDA acquisition costs	Indefinite	6,168,351	—	—	—	6,168,351
		$6,634,035	$—	$—	$—	$6,634,035

*	Patent application costs were incurred in relation to the Company’s abuse deterrent opioid technology. Amortization of the patent costs will begin upon the issuance of marketing authorization by the FDA. Amortization will then be calculated on a straight-line basis through the expiry of the related patent(s).

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize the Company’s bonds payable liability:

	September 30, 2021	March 31, 2021
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,360,000	$1,470,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(115,000)	(110,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,245,000	$1,360,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(228,034)	(220,944)
Bond offering costs, net	$126,420	$133,510

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$115,000	$110,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$100,822	$95,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	1,245,000	$1,360,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(112,242)	(119,332)
Long term portion of bonds payable, net of bond offering costs	$1,132,758	$1,240,668

Amortization expense was $3,545 and $3,545 for the three months ended, and $7,090 and $7,090 for the six months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and March 31, 2021, interest payable was $7,367 and $7,963, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	September 30, 2021	March 31, 2021
Equipment and insurance financing loans payable, between 3.5% and 12.73% interest and maturing between June 2021 and October 2025	$750,161	$815,062
Less: Current portion of loans payable	(410,386)	(314,996)
Long-term portion of loans payable	$339,775	$500,066

The interest expense associated with the loans payable was $17,001 and $20,760 for the three months ended, and $35,598 and $38,640 for the six months ended September 30, 2021 and 2020, respectively.

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

Interest expense associated with the Note was $30,000 for the three months ended and $60,000 for the six months ended September 30, 2020. A total of $435,000 in accrued interest expense, representing interest expense accrued during the life of the Mikah Note, was due and owing as of the maturity date of the Mikah Note. Of the $435,000 accrued interest due at maturity, $435,000 of accrued interest was satisfied by offset against amounts due from Mikah pursuant to the development agreement between the Company and Mikah, dated December 3, 2018 (see Note 16).

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $52,225 as of September 30, 2021, were comprised of a current component of $13,333 and a long-term component of $38,892. Deferred revenues in the aggregate amount of $58,891 as of March 31, 2021, were comprised of a current component of $13,333 and a long-term component of $45,558. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI Pharma (“TAGI”) licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance sheet date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

Lease assets and liabilities are classified as follows on the condensed consolidated balance sheet:

Lease	Classification	As of September 30, 2021
Assets
Operating	Operating lease – right-of-use asset	$1,141,514
Total leased assets		$1,141,514

Liabilities
Current
Operating	Lease obligation – operating lease	$209,694

Long-term
Operating	Lease obligation – operating lease, net of current portion	939,620
Total lease liabilities		$1,149,314

Rent expense is recorded on the straight-line basis. Rent expense under the 135 Ludlow Ave. modified lease for the three months ended September 30, 2021 and 2020 was $57,105 and $55,986, respectively, and $114,210 and $111,972 for the six months ended September 30, 2021 and 2020, respectively. Rent expense under the Pompano Office Lease the three months ended September 30, 2021 was $5,772, and $11,544 for the six months ended September 30, 2021. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the 135 Ludlow Ave. modified lease and the Pompano Office Lease:

Years ending March 31,	Amount
2022	127,827
2023	259,794
2024	254,050
2025	243,612
2026	248,484
Thereafter	189,144
Total future minimum lease payments	1,322,911
Less: interest	(173,597)
Present value of lease payments	$1,149,314

The weighted-average remaining lease term and the weighted-average discount rate of our lease was as follows:

Lease Term and Discount Rate	September 30, 2021
Remaining lease term (years)
Operating leases	7.5

Discount rate
Operating leases	6%

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations . The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of September 30, 2021, and March 31, 2021, the Company had a liability of $38,771 and $37,628, respectively, recorded as a component of other long-term liabilities.

NOTE 10. PREFERRED STOCK

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, zero shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of September 30, 2021.

On April 27, 2017, a total of 24.0344 shares of Series J Preferred were issued pursuant to an exchange agreement (the “Exchange Agreement”) with Hakim, a related party and the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The Exchange Agreement provided for Hakim to exchange 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of Common Stock at $0.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of Common Stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of Common Stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2021 (See Note 11).

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

A summary of warrant activity is as follows:

	September 30, 2021		March 31, 2021
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	79,008,661	$0.1521	79,008,661	$0.1521

Warrants granted pursuant to the issuance of Series J convertible preferred shares	—	—	—	—

Warrants exercised, forfeited and/or expired, net	—	—	—	—

Balance at end of period	79,008,661	$0.1521	79,008,661	$0.1521

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the Series J Warrants was calculated using a Black-Scholes model instead of a Monte Carlo Simulation because the probability with the shareholder approval provisions was no longer a factor. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	September 30, 2021	March 31, 2021
Fair value of the Company’s Common Stock	$0.0430	$0.0610
Volatility	75.28%	75.18%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	5.6	6.1
Risk free rate	1.32%	1.40%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the six months ended September 30, 2021 were as follows:

Balance at March 31, 2021	$2,362,246
Change in fair value of derivative financial instruments - warrants	(1,033,894)
Balance at September 30, 2021	$1,328,352

NOTE 12. SHAREHOLDERS’ EQUITY

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

The Company did not issue any shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the six months ended September 30, 2021. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the six months ended September 30, 2021, the Company issued 886,710 shares of Common Stock to its Directors in payment of director’s fees totaling an aggregate of $60,000 and with such aggregate director’s fees being earned and accrued over the twelve month period beginning on April 1, 2020 and ending on March 31, 2021. In addition, the Company made cash payments totaling an aggregate of $30,000 in payment of director’s fees earned over the same twelve month period.

During the six months ended September 30, 2021, the Company accrued director’s fees totaling $45,000, which will be paid via cash payments totaling $15,000 and the issuance of 562,975 shares of Common Stock.

As of September 30, 2021, the Company owed its Directors a total of $15,000 in cash payments and 562,975 shares of Common Stock in payment of director fees totaling $45,000 due and owing. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

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

During the six months ended September 30, 2021, the Company issued 2,105,236 shares of Common Stock in payment of salaries totaling $157,500 pursuant to the employment contract of the Company’s former Chief Financial Officer, with such salaries being earned and accrued over the thirty-month period beginning on October 1, 2018 and ending on March 31, 2021.

During the six months ended September 30, 2021, the Company accrued salaries totaling $387,500 owed to the Company’s President and Chief Executive Officer and certain other employees which will be paid via the issuance of 7,544,112 shares of Common Stock.

As of September 30, 2021, the Company owed its President and Chief Executive Officer and certain other employees’ salaries totaling $3,350,000 which will be paid via the issuance of 42,410,700 shares of Common Stock.

Options

Under its 2014 Stock Option Plan and prior options plans, the Company may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant. A summary of the activity of Company’s 2014 Stock Option Plan for the six months ended September 30, 2021 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2021	5,900,000	$0.13	3.7	$6,000
Forfeited and expired	(150,000)	$—	—	—
Granted	300,000	$0.06	3.0	—
Outstanding at September 30, 2021	6,050,000	$0.13	3.6	$6,000
Exercisable at September 30, 2021	5,130,001	$0.13	3.6	$6,000

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of September 30, 2021 and March 31, 2021 of $0.09 and $0.07, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for approximately 95% of the Company’s revenues for the six months ended September 30, 2021. These two customers accounted for approximately 85% and 9% of revenues each, respectively. The same two customers accounted for 88% and 9% of revenues each, respectively, for the three months ended September 30, 2021.

Two customers accounted for approximately 93% of the Company’s revenues for the six months ended September 30, 2020. These two customers accounted for approximately 78% and 15% of revenues each, respectively. The same two customers accounted for 83% and 11% of revenues each, respectively, for the three months ended September 30, 2020.

Accounts Receivable

Two customers accounted for approximately 99% of the Company’s accounts receivable as of September 30, 2021. These two customers accounted for approximately 94% and 5% of accounts receivable each, respectively.

Three customers accounted for substantially all the Company’s accounts receivable as of March 31, 2021. These three customers accounted for approximately 73%, 15% and 11% of accounts receivable each, respectively.

Purchasing

Four suppliers accounted for more than 74% of the Company’s purchases of raw materials for the six months ended September 30, 2021. These four suppliers accounted for approximately 61%, 5%, 5% and 4% of purchases each, respectively.

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Operating Income by Segment
ANDA	$2,651,661	$2,180,670	5,005,586	4,050,161
NDA	—	$—	—	153,784
	$2,651,661	$2,180,670	$5,005,586	$4,203,945

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below reconciles the Company’s operating income by segment to income from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Operating income by segment	$2,651,661	$2,180,670	$5,005,586	$4,203,945
Corporate unallocated costs	(715,680)	(276,504)	(1,570,128)	(861,536)
Interest income	21	89	64	365
Interest expense and amortization of debt issuance costs	(43,083)	(79,753)	(88,976)	(159,184)
Depreciation and amortization expense	(299,036)	(334,345)	(611,738)	(661,962)
Significant non-cash items	(214,368)	(226,164)	(435,986)	(468,100)
Change in fair value of derivative instruments	419,433	1,220,069	1,033,894	561,476
Income from operations before income taxes	$1,798,948	$2,484,062	$3,332,716	$2,615,004

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 17. INCOME TAXES

Sale of New Jersey Net Operating Loss

In April 2020, Elite Labs received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $607,635 relating to New Jersey net operating losses and net tax benefits of $338,772, relating to R&D tax credits. The Company sold the net tax benefits approved for sale for total proceeds of $946,407 during the six months ended September 30, 2020.

Sale of New Jersey Net Operating Loss and Research and Development Tax Credit

In April 2021, Elite Labs received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $796,860 relating to New Jersey net operating losses and net tax benefits of $58,490, relating to research and development tax credits. The Company sold the net tax benefits approved for sale at a transfer price equal to ninety three and one half cents for every benefit dollar and incurred transaction fees of $12,861, resulting in net proceeds to the Company of $857,379, during the six months ended September 30, 2021.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Manufacturing and Supply Chain

During the three months ended September 30, 2021, and as of the date of this Quarterly Report on Form 10-Q, the Company has not experienced material, detrimental issues related to COVID-19 in its manufacturing, supply chain, quality assurance and regulatory compliance activities, and has been able to operate without interruption. The Company has taken, and plans to continue to take, commercially practical measures to keep its facilities open. The Company’s supply chains remain intact and operational, and the Company is in regular communications with its suppliers and third-party partners. A prolonging of the current situation relating to COVID-19 may result in an increased risk of interruption in the Company supply chain in the future, with no assurances given as the materiality of such future interruption on the Company’s business, financial condition, results of operations and cash flows.

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 15, 2021 and noted no material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the six months ended September 30, 2021 and 2020 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

There were no significant changes during the three months ended September 30, 2021 to the items that we disclosed as our significant accounting policies and estimates described in “Note 1, Summary of Significant Accounting Policies” to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Results of Operations

The following set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Three months ended September 30, 2021 compared to September 30, 2020

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Manufacturing fees	$7,221,711	$6,172,724	$1,048,987	17%
Licensing fees	1,336,730	1,227,168	109,562	9%
Total revenue	8,558,441	7,399,892	1,158,549	16%
Cost of manufacturing	4,790,292	3,778,496	1,011,796	27%
Gross profit	$3,768,149	$3,621,396	$146,753	4%

Gross profit - percentage	44%	49%

Total revenues for the three-month period ended September 30, 2021 increased by $1.2 million or 16%, to $8.6 million, as compared to $7.4 million, for the corresponding period of the prior year, primarily due to strong sales of Amphetamine IR and ER tablets during the three month period ended September 30, 2021 as compared to the comparable period of the prior fiscal year.

Manufacturing fees increased by $1.0 million, or 17%, primarily due to strong sales of Amphetamine IR and ER tablets during the three month period ended September 30, 2021 as compared to the comparable period of the prior fiscal year.

Licensing fees increased by $0.1 million, or 9%. This increase is primarily due to strong sales of Amphetamine IR and ER tablets during the three months ended September 30, 2021 as compared to the comparable period of the prior fiscal year.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $1.0 million or 27%, to $4.8 million as compared to $3.8 million for the corresponding period in the prior fiscal year. This increase was due to higher revenues during the three months ended September 30, 2021, as compared to the comparable period of the prior fiscal year.

Our gross profit margin was 44% during the three months ended September 30, 2021 as compared to 49% during the comparable period of the prior fiscal year.

Operating expenses:

	For the Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Operating expenses:
Research and development	$1,116,488	$1,147,739	$(31,251)	(3)%
General and administrative	925,872	796,966	128,906	16%
Non-cash compensation	4,176	2,089	2,087	100%
Depreciation and amortization	299,036	334,345	(35,309)	(11)%
Total operating expenses	$2,345,572	$2,281,139	$64,433	3%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three months ended September 30, 2021 increased by $0.1 million, or 3%, to $2.3 million as compared to $2.3 million for the corresponding period in the prior fiscal year.

Research and development costs for the three months ended September 30, 2021 were $1.1 million, which was virtually unchanged from $1.1 million of such costs for the comparable period of the prior year.

General and administrative expenses for the three months ended September 30, 2021 were $0.9 million, which was virtually unchanged from $0.8 million of such costs for the comparable period of the prior year.

Non-cash compensation expense for the three months ended September 30, 2021 and 2020 was less than $0.1 million.

Depreciation and amortization expenses for the three months ended September 30, 2021 were $0.3 million, which remained consistent from $0.3 million of such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations for the three months ended September 30, 2021 was $1.4 million, compared to income from operations of $1.3 million for the comparable period of the prior fiscal year.

Other income, net:

	For the Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Other income, net:
Change in fair value of derivative instruments	$419,433	$1,220,069	$(800,636)	(66)%
Interest expense and amortization of debt issuance costs	(43,083)	(79,753)	36,670	(46)%
Gain on sale of fixed assets	—	3,400	(3,400)	(100)%
Interest income	21	89	(68)	(76)%
Other income, net	$376,371	$1,143,805	$(767,434)	(67)%

Other income, net for the three months ended September 30, 2021 was $0.4 million, a decrease of $0.8 million from the other income, net of $1.1 million for the comparable period of the prior fiscal year. The decrease in other income was due to income relating to changes in the fair value of our outstanding derivative warrants during the three months ended September 30, 2021. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock. Please see Note 11 to the Unaudited Condensed Consolidated Financial Statements above.

As a result of the foregoing, our net income before the net benefit from sale of net operating loss credits for the three months ended September 30, 2021 was $1.8 million, compared to net income of $2.5 million for the comparable period of the prior fiscal year.

Six months ended September 30, 2021 compared to September 30, 2020 2021

Revenue, Cost of revenue and Gross profit:

	For the Six Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Manufacturing fees	$12,971,747	$12,809,963	$161,784	1%
Licensing fees	2,643,483	2,128,673	514,810	24%
Total revenue	15,615,230	14,938,636	676,594	5%
Cost of manufacturing	8,253,369	8,340,846	(87,477)	(1)%
Gross profit	$7,361,861	$6,597,790	$764,071	12%

Gross profit - percentage	47%	44%

Total revenues for the six-month period ended September 30, 2021 increased by $0.7 million or 5%, to $15.6 million, as compared to $14.9 million, for the corresponding period of the prior year, primarily due strong sales of Amphetamine IR and ER tablets during the six month period ended September 30, 2021 as compared to the comparable period of the prior fiscal year.

Manufacturing fees for the six month period ended September 30, 2021 were $13.0 million, which was virtually unchanged from $12.8 million of such fees for the comparable period of the prior year.

Licensing fees increased by $0.5 million, or 24%. This increase is primarily due to strong sales of Amphetamine IR and ER tablets during the six months ended September 30, 2021 as compared to the comparable period of the prior fiscal year.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue for the six month period ended September 30, 2021 were $8.3 million which was virtually unchanged from $8.3 million of such fees for the comparable period of the prior year.

Our gross profit margin was 47% during the six months ended September 30, 2021 as compared to 44% during the comparable period of the prior fiscal year.

Operating expenses:

	For the Six Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Operating expenses:
Research and development	$2,356,275	$2,091,618	$264,657	13%
General and administrative	1,999,127	1,665,743	333,384	20%
Non-cash compensation	6,987	7,610	(623)	(8)%
Depreciation and amortization	611,738	661,962	(50,224)	(8)%
Total operating expenses	$4,974,127	$4,426,933	$547,194	12%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the six months ended September 30, 2021 increased by $0.5 million, or 12%, to $5.0 million as compared to $4.4 million for the corresponding period in the prior fiscal year.

Research and development costs for the six months ended September 30, 2021 were $2.4 million, an increase of $0.3 million, or 13%, from approximately $2.1 million of such costs for the comparable period of the prior year. The increase was due to higher product development activities during the six month period ended September 30, 2021 as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the six months ended September 30, 2021 were $2.0 million, an increase of $0.3 million, or 20% from $1.7 million of such costs for the comparable period of the prior year due to increased costs and headcounts relating to regulatory compliance and laboratory activities.

Non-cash compensation expense for the six months ended September 30, 2021 and 2020 was less than $0.1 million.

Depreciation and amortization expenses for the six months ended September 30, 2021 were $0.6 million, which was virtually unchanged from $0.7 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations for the six months ended September 30, 2021 was $2.4 million, compared to income from operations of $2.2 million for the comparable period of the prior fiscal year.

Other income, net:

	For the Six Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Other income, net:
Change in fair value of derivative instruments	$1,033,894	$561,476	$472,418	84%
Interest expense and amortization of debt issuance costs	(88,976)	(159,184)	70,208	(44)%
Gain on sale of fixed assets	—	41,490	(41,490)	(100)%
Interest income	64	365	(301)	(82)%
Other income, net	$944,982	$444,147	$500,835	113%

Other income, net for the six months ended September 30, 2021 was $0.9 million, an increase of $0.5 million from the other income, net of $0.4 million for the comparable period of the prior fiscal year. The increase in other income was due to income relating to changes in the fair value of our outstanding derivative warrants during the six month period ended September 30, 2021. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock. Please see Note 11 to the Unaudited Condensed Consolidated Financial Statements above.

As a result of the foregoing, our net income before the net benefit from sale of net operating loss credits for the six months ended September 30, 2021 was $3.3 million, compared to net income $2.6 million for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	September 30, 2021	March 31, 2021	Change
Current assets	$15,882,268	$12,194,667	$3,687,601
Current liabilities	$6,303,748	$5,812,531	$491,217
Working capital	$9,578,520	$6,382,136	$3,196,384

Our working capital (total current assets less total current liabilities) increased by $3.2 million from $6.4 million as of March 31, 2021 to $9.6 million as of September 30, 2021, with such increase being primarily related to the net income of $4.2 million and a net positive cash flow of $1.3 million achieved during the six months ended September 30, 2021.

Summary of Cash Flows:

	For the Six Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$1,869,244	$2,707,942
Net cash used in investing activities	$(152,311)	$(40,173)
Net cash (used in) provided by financing activities	$(419,025)	$566,362

Net cash provided by operating activities for the six months ended September 30, 2021 was $1.9 million, which included net income of $4.2 million and increases in non-cash expenses totaling $0.1 million, offset by net increases in assets and decreases in liabilities totaling $2.4 million.

Net cash used in investing activities for the six months ended September 30, 2021 was comprised of purchases of property and equipment of $0.2 million.

Net cash used in financing activities was $0.4 million for the six months ended September 30, 2021 which consisted of loan payments.

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

The Company did not issue any shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the six months ended September 30, 2021. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement.

During the six months ended September 30, 2020 the Company issued an aggregate of 5,975,857 shares of Common Stock in the amount of $469,105 to Lincoln Park as initial commitment shares. The Company sold 640,543 shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the six months ended September 30, 2020 for net proceeds totaling $42,223. In addition, 10,094 shares were issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement for net proceeds totaling $732.

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

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2021 at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

November 15, 2021	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 15, 2021	By:	/s/ Marc Bregman
Marc Bregman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

