Form 10-Q
period 2021-12-31
ELITE PHARMACEUTICALS INC /NV/
filed 2022-02-14
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: shares of 1,011,381,988 Common Stock were issued, and 1,011,281,988 shares of Common Stock were outstanding as of February11, 2022.

ii

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	December 31, 2021	March 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$7,288,456	$3,192,768
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	2,661,413	3,496,376
Inventory	6,694,070	5,012,902
Prepaid expenses and other current assets	831,074	492,621
Total current assets	17,475,013	12,194,667

Property and equipment, net of accumulated depreciation of $13,051,288 and $12,153,626, respectively	5,986,090	6,649,365

Intangible assets, net of accumulated amortization of $-0-, respectively	6,634,035	6,634,035

Operating lease - right-of-use asset	1,082,168	214,674

Other assets:
Restricted cash - debt service for NJEDA bonds	405,027	405,013
Security deposits	364,563	91,738
Total other assets	769,590	496,751
Total assets	$31,946,896	$26,189,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,284,334	$929,690
Accrued expenses	4,026,300	4,270,600
Deferred revenue, current portion	13,333	13,333
Bonds payable, current portion, net of bond issuance costs	100,822	95,822
Loans payable, current portion	299,601	314,996
Lease obligation - operating lease, current portion	153,813	188,090
Total current liabilities	5,878,203	5,812,531

Long-term liabilities:
Deferred revenue, net of current portion	35,559	45,558
Bonds payable, net of current portion and bond issuance costs	1,136,303	1,240,668
Loans payable, net of current portion	296,696	500,066
Lease obligation - operating lease, net of current portion	933,542	38,866
Derivative financial instruments - warrants	838,852	2,362,246
Other long-term liabilities	38,187	37,628
Total long-term liabilities	3,279,139	4,225,032
Total liabilities	9,157,342	10,037,563
Shareholders’ equity:
Series J convertible preferred stock; par value of $0.01; 50 shares authorized; 0 issued and outstanding as of December 31, 2021 and March 31, 2021	—	—
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,011,381,988 shares issued and 1,011,281,988 shares outstanding as of December 31, 2021; 1,009,276,752 shares issued and 1,009,176,752 shares outstanding as of March 31, 2021	1,011,385	1,009,279
Additional paid-in capital	164,573,491	164,407,480
Treasury stock; 100,000 shares as of December 31, 2021 and March 31, 2021; at cost	(306,841)	(306,841)
Accumulated deficit	(142,488,481)	(148,957,989)
Total shareholders’ equity	22,789,554	16,151,929
Total liabilities and shareholders’ equity	$31,946,896	$26,189,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Revenue:
Manufacturing fees	7,667,674	$4,849,871	$20,639,421	$17,659,834
Licensing fees	1,307,140	1,196,711	3,950,623	3,325,384
Total revenue	8,974,814	6,046,582	24,590,044	20,985,218
Cost of manufacturing	4,957,150	2,643,175	13,209,430	10,984,021
Gross profit	4,017,664	3,403,407	11,380,614	10,001,197

Operating expenses:
Research and development	956,628	1,245,669	3,312,540	3,337,287
General and administrative	929,547	826,019	2,930,126	2,491,762
Non-cash compensation through issuance of stock options	3,630	1,651	10,617	9,261
Depreciation and amortization	296,559	328,899	908,297	990,861
Total operating expenses	2,186,364	2,402,238	7,161,580	6,829,171

Income from operations	1,831,300	1,001,169	4,219,034	3,172,026

Other income, net:
Change in fair value of derivative instruments	489,500	1,083,566	1,523,394	1,645,042
Interest expense and amortization of debt issuance costs	(37,400)	(79,673)	(126,376)	(238,857)
Gain on sale of fixed assets	—	6,973	—	48,463
Interest income	13	98	77	463
Other income, net	452,113	1,010,964	1,397,095	1,455,111

Income from operations before income taxes	2,283,413	2,012,133	5,616,129	4,627,137

Income tax expense	—	—	(4,000)	(2,500)

Net benefit for sale of state net operating losses and credits	—	—	857,379	946,407

Net income attributable to common shareholders	$2,283,413	$2,012,133	$6,469,508	$5,571,044

Basic net income per share attributable to common shareholders	$0.00	$0.00	$0.01	$0.01

Diluted net income per share attributable to common shareholders	$0.00	$0.00	$0.00	$0.01

Basic weighted average Common Stock outstanding	1,011,281,988	1,009,176,752	1,010,416,823	921,339,333

Diluted weighted average Common Stock outstanding	1,011,281,988	1,009,176,752	1,010,416,823	921,339,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2021	—	$—	1,009,276,752	$1,009,279	$164,407,480	100,000	$(306,841)	$(148,957,989)	$16,151,929

Net income	—	—	—	—	—	—	—	2,389,118	2,389,118

Non-cash compensation through the issuance of employee stock options	—	—	—	—	2,811	—	—	—	2,811

Shares issued in payment of salaries	—	—	2,105,236	2,106	155,394	—	—	—	157,500

Balance at June 30, 2021	—	$—	1,011,381,988	$1,011,385	$164,565,685	100,000	$(306,841)	$(146,568,871)	$18,701,358

Net income	—	$—	—	$—	$—	—	$—	$1,796,977	1,796,977

Non-cash compensation through the issuance of employee stock options	—	—	—	—	4,176	—	—	—	4,176

Balance at September 30, 2021	—	$—	1,011,381,988	$1,011,385	$164,569,861	100,000	$(306,841)	$(144,771,894)	$20,502,511

Net income	—	$—	—	$—	$—	—	$—	$2,283,413	$2,283,413

Non-cash compensation through the issuance of employee stock options	—	$—	—	$—	$3,630	—	$—	$—	$3,630

Balance at December 31, 2021	—	$—	1,011,381,988	$1,011,385	$164,573,491	100,000	$(306,841)	$(142,488,481)	$22,789,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(continued)	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2020	24	$13,903,960	840,504,367	$840,507	$150,264,605	100,000	$(306,841)	$(154,046,410)	$10,655,821

Net income	—	—	—	—	—	—	—	1,077,349	1,077,349

Non-cash compensation through the issuance of employee stock options	—	—	—	—	5,521	—	—	—	5,521

Shares issued in payment of salaries	—	$—	574,597	$574	$49,426	—	$—	$—	50,000

Balance at June 30, 2020	24	$13,903,960	841,078,964	$841,081	$150,319,552	100,000	$(306,841)	$(152,969,061)	$11,788,691

Net income	—	—	—	—	—	—	—	2,481,562	2,481,562

Conversion of Preferred Stock to Common Stock	(24)	(13,903,960)	158,017,321	158,017	13,745,943	—	—	—	—

Initial commitment shares issued pursuant to the 2020 Lincoln Park purchase agreement	—	—	5,975,857	5,976	463,129	—	—	—	469,105

Common Stock sold pursuant to the 2020 Lincoln Park purchase agreement	—	—	640,543	641	41,582	—	—	—	42,223

Common Stock issued as additional commitment shares pursuant to the 2020 Lincoln Park purchase agreement	—	—	10,094	10	722	—	—	—	732

Costs associated with raising capital	—	—	—	—	(469,837)	—	—	—	(469,837)

Non-cash compensation through the issuance of employee stock options	—	—	—	—	2,089	—	—	—	2,089

Shares issued in payment of Director fees	—	—	1,550,343	1,551	133,449	—	—	—	135,000

Shares issued in payment of salaries	—	—	71,739	71	6,179	—	—	—	6,250

Shares issued in payment of consulting expenses	—	—	1,931,891	1,932	159,101	—	—	—	161,033

Balance at September 30, 2020	—	$—	1,009,276,752	$1,009,279	$164,401,909	100,000	$(306,841)	$(150,487,499)	$14,616,848

Net income	—	$—	—	$—	$—	—	$—	$2,012,133	$2,012,133

Non-cash compensation through the issuance of employee stock options	—	$—	—	$—	$1,651	—	$—	$—	$1,651

Balance at December 31, 2020	—	$—	1,009,276,752	$1,009,279	$164,403,560	100,000	$(306,841)	$(148,475,366)	$16,630,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,469,508	$5,571,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	908,297	990,861
Amortization of operating leases - right-of-use assets	175,306	150,897
Gain on the disposal of property and equipment	—	(48,463)
Change in fair value of derivative financial instruments - warrants	(1,523,394)	(1,645,042)
Non-cash compensation accrued	641,664	676,740
Non-cash compensation through the issuance of employee stock options	10,617	9,261
Non-cash rent expense and lease accretion	559	1,626
Change in operating assets and liabilities:
Accounts receivable	834,963	810,639
Inventory	(1,681,168)	(659,535)
Prepaid expenses and other current assets	(367,154)	(173,142)
Accounts payable, accrued expenses and other current liabilities	(373,820)	(1,417,530)
Deferred revenue and customer deposits	(9,999)	(170,000)
Lease obligations - operating leases	(182,401)	(154,127)
Net cash provided by operating activities	4,902,978	3,943,229

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(234,387)	(145,079)
Proceeds from disposal of property and equipment	—	67,200
Net cash used in investing activities	(234,387)	(77,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bond principal	(110,000)	(105,000)
Other loan payments	(462,889)	(534,793)
Proceeds from the issuance of Common Stock	—	42,223
Other loan proceeds	—	1,013,480
Net cash (used in) provided by financing activities	(572,889)	415,910

Net change in cash and restricted cash	4,095,702	4,281,260

Cash and restricted cash, beginning of period	3,597,781	1,536,530

Cash and restricted cash, end of period	$7,693,483	$5,817,790

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$126,376	$239,940
Financing of equipment purchases and insurance renewal	$244,124	$410,141
Stock issued in payment of Directors fees, salaries and consulting expenses	$157,500	$352,283
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,042,800	$—
Commitment shares issued to Lincoln Park Capital	$—	$469,837
Conversion of preferred stock to Common Stock	$—	$13,903,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Elite Pharmaceuticals, Inc. (the “Company” or “Elite”) was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly owned subsidiary Elite Laboratories, Inc. (“Elite Labs”) was incorporated on August 23, 1990 under the laws of the State of Delaware. On January 5, 2012, Elite Pharmaceuticals was reincorporated under the laws of the State of Nevada. Elite Labs engages primarily in researching, developing, licensing and manufacture of generic, oral dose pharmaceuticals. The Company is equipped to manufacture controlled-release products on a contract basis for third parties and itself, if and when the products are approved. These products include drugs that cover therapeutic areas for allergy, bariatric, attention deficit and infection. Research and development activities are performed with an objective of developing products that will secure marketing approvals from the United States Food and Drug Administration (“FDA”), and thereafter, commercially exploiting such products.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the entire year.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2021.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
NDA:
Licensing fees	$—	$—	$—	$166,167
Total NDA revenue	—	—	—	166,167
ANDA:
Manufacturing fees	$7,667,674	$4,849,871	$20,639,421	$17,659,834
Licensing fees	1,307,140	1,196,711	3,950,623	3,159,217
Total ANDA revenue	8,974,814	6,046,582	24,590,044	20,819,051
Total revenue	$8,974,814	$6,046,582	$24,590,044	$20,985,218

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

Restricted Cash

As of December 31, 2021, and March 31, 2021, the Company had $405,027 and $405,013 of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

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

As of December 31, 2021, the Company did not identify any indicators of impairment.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of December 31, 2021, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2016 and forward, and State, 2013 and forward. The Company did not record unrecognized tax positions for the three and nine months ended December 31, 2021 and 2020.

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

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Numerator
Net income - basic	$2,283,413	$2,012,133	$6,469,508	$5,571,044
Effect of dilutive instrument on net income	(489,500)	—	(1,523,394)	—
Net income - diluted	$1,793,913	$2,012,133	$4,946,114	$5,571,044

Denominator
Weighted average shares of Common Stock outstanding - basic	1,011,281,988	1,009,176,752	1,010,416,823	921,339,333

Dilutive effect of stock options and convertible securities	—	—	—	—

Weighted average shares of Common Stock outstanding - diluted	1,011,281,988	1,009,176,752	1,010,416,823	921,339,333

Net income per share
Basic	$0.00	$0.00	$0.01	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Liabilities
Derivative financial instruments - warrants	$838,852	$—	$—	$838,852

March 31, 2021
Liabilities
Derivative financial instruments - warrants	$2,362,246	$—	$—	$2,362,246

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

NOTE 2. INVENTORY

Inventory consisted of the following:

	December 31, 2021	March 31, 2021
Finished goods	$579,336	$274,603
Work-in-progress	966	781,350
Raw materials	6,113,768	3,956,949
	$6,694,070	$5,012,902

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2021	March 31, 2021
Land, building and improvements	$5,456,523	$5,456,523
Laboratory, manufacturing, warehouse and transportation equipment	12,753,553	12,580,457
Office equipment and software	373,601	373,601
Furniture and fixtures	453,701	392,410
	19,037,378	18,802,991
Less: Accumulated depreciation	(13,051,288)	(12,153,626)
	$5,986,090	$6,649,365

Depreciation expense was $293,014 and $505,987 for the three months ended, and $897,662 and $980,227 for the nine months ended December 31, 2021 and 2020, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	December 31, 2021
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

The following tables summarize the Company’s bonds payable liability:

	December 31, 2021	March 31, 2021
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,360,000	$1,470,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(115,000)	(110,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,245,000	$1,360,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(231,579)	(220,944)
Bond offering costs, net	$122,875	$133,510

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$115,000	$110,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$100,822	$95,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	1,245,000	$1,360,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(108,697)	(119,332)
Long term portion of bonds payable, net of bond offering costs	$1,136,303	$1,240,668

Amortization expense was $3,545 and $3,544 for the three months ended, and $10,635 and $10,634 for the nine months ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and March 31, 2021, interest payable was $29,467 and $7,963, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	December 31, 2021	March 31, 2021
Equipment and insurance financing loans payable, between 3.5% and 12.73% interest and maturing between December 2021 and October 2025	$596,297	$815,062
Less: Current portion of loans payable	(299,601)	(314,996)
Long-term portion of loans payable	$296,696	$500,066

The interest expense associated with the loans payable was $14,692 and $19,422 for the three months ended, and $50,290 and $58,062 for the nine months ended December 31, 2021 and 2020, respectively.

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

Interest expense associated with the Note was $30,000 for the three months ended and $90,000 for the nine months ended December 31, 2020. A total of $435,000 in accrued interest expense, representing interest expense accrued during the life of the Mikah Note, was due and owing as of the maturity date of the Mikah Note. Of the $435,000 accrued interest due at maturity, $435,000 of accrued interest was satisfied by offset against amounts due from Mikah pursuant to the development agreement between the Company and Mikah, dated December 3, 2018 (see Note 16).

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $48,892 as of December 31, 2021, were comprised of a current component of $13,333 and a long-term component of $35,559. Deferred revenues in the aggregate amount of $58,891 as of March 31, 2021, were comprised of a current component of $13,333 and a long-term component of $45,558. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI Pharma (“TAGI”) licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025 and the $5,000,000 advance payment Epic Collaborative Agreement with a five-year term beginning in June 2015 and ending in May 2020. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance sheet date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

In October 2020, the Company entered into an operating lease for office space in Pompano Beach, Florida (the “Pompano Office Lease”). The Pompano Office Lease is for approximately 1,275 square feet of office space, with Elite taking occupancy on November 1, 2020. The Pompano Office includes a 3-month abatement from November 2020 through February 2021 and has a term of three years, ending on October 31, 2023.

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

Lease assets and liabilities are classified as follows on the condensed consolidated balance sheet:

Lease	Classification	As of December 31, 2021
Assets
Operating	Operating lease – right-of-use asset	$1,082,168
Total leased assets		$1,082,168

Liabilities
Current
Operating	Lease obligation – operating lease	$153,813

Long-term
Operating	Lease obligation – operating lease, net of current portion	933,542
Total lease liabilities		$1,087,355

Rent expense is recorded on the straight-line basis. Rent expense under the 135 Ludlow Ave. modified lease for the three months ended December 31, 2021 and 2020 was $57,105 and $55,986, respectively, and $171,315 and $167,958 for the nine months ended December 31, 2021 and 2020, respectively. Rent expense under the Pompano Office Lease for the three and nine months ended December 31, 2021 was $6,144 and $17,688, respectively. There was no rent expense under the Pompano Office lease for the three and nine months ended December 31, 2020 as there was a rent abatement period from November 2020 through February 2021. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the 135 Ludlow Ave. modified lease and the Pompano Office Lease:

Years ending March 31,	Amount
2022	64,578
2023	259,794
2024	254,050
2025	243,612
2026	248,484
Thereafter	189,144
Total future minimum lease payments	1,259,662
Less: interest	(172,307)
Present value of lease payments	$1,087,355

The weighted-average remaining lease term and the weighted-average discount rate of our lease was as follows:

Lease Term and Discount Rate	December 31, 2021
Remaining lease term (years)
Operating leases	7

Discount rate
Operating leases	6%

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of December 31, 2021, and March 31, 2021, the Company had a liability of $38,187 and $37,628, respectively, recorded as a component of other long-term liabilities.

NOTE 10. PREFERRED STOCK

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, zero shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of December 31, 2021.

On April 27, 2017, a total of 24.0344 shares of Series J Preferred were issued pursuant to an exchange agreement (the “Exchange Agreement”) with Hakim, a related party and the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The Exchange Agreement provided for Hakim to exchange 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of Common Stock at $0.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of Common Stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of Common Stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying unaudited condensed consolidated balance sheet as of December 31, 2021 (See Note 11).

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

A summary of warrant activity is as follows:

	December 31, 2021		March 31, 2021
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	79,008,661	$0.1521	79,008,661	$0.1521

Warrants granted pursuant to the issuance of Series J convertible preferred shares	—	—	—	—

Warrants exercised, forfeited and/or expired, net	—	—	—	—

Balance at end of period	79,008,661	$0.1521	79,008,661	$0.1521

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

The fair value of the Series J Warrants was calculated using a Black-Scholes model instead of a Monte Carlo Simulation because the probability with the shareholder approval provisions was no longer a factor. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	December 31, 2021	March 31, 2021
Fair value of the Company’s Common Stock	$0.0331	$0.0610
Volatility	74.89%	75.18%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	5.3	6.1
Risk free rate	1.44%	1.40%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the nine months ended December 31, 2021 were as follows:

Balance at March 31, 2021	$2,362,246
Change in fair value of derivative financial instruments - warrants	(1,523,394)
Balance at December 31, 2021	$838,852

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

The Company did not issue any shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the nine months ended December 31, 2021. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement.

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

NOTE 13. STOCK-BASED COMPENSATION

Part of the compensation paid by the Company to its Directors and employees consists of the issuance of Common Stock or via the granting of options to purchase Common Stock.•

Stock-based Director Compensation

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended December 31, 2021, the Company issued 886,710 shares of Common Stock to its Directors in payment of director’s fees totaling an aggregate of $60,000 and with such aggregate director’s fees being earned and accrued over the twelve-month period beginning on April 1, 2020 and ending on March 31, 2021. In addition, the Company made cash payments totaling an aggregate of $30,000 in payment of director’s fees earned over the same twelve-month period.

During the nine months ended December 31, 2021, the Company accrued director’s fees totaling $67,500, which will be paid via cash payments totaling $22,500 and the issuance of 969,319 shares of Common Stock.

As of December 31, 2021, the Company owed its Directors a total of $22,500 in cash payments and 969,319 shares of Common Stock in payment of director fees totaling $67,500 due and owing. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

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

During the nine months ended December 31, 2021, the Company issued 1,218,526 shares of Common Stock in payment of salaries totaling $97,500 pursuant to the employment contract of the Company’s former Chief Financial Officer, with such salaries being earned and accrued over the thirty-month period beginning on October 1, 2018 and ending on March 31, 2021.

During the nine months ended December 31, 2021, the Company accrued salaries totaling $581,250 owed to the Company’s President and Chief Executive Officer and certain other employees which will be paid via the issuance of 12,787,606 shares of Common Stock.

As of December 31, 2021, the Company owed its President and Chief Executive Officer and certain other employees’ salaries totaling $3,543,750 which will be paid via the issuance of 47,654,194 shares of Common Stock.

During the nine months ended December 31, 2021, the Company accrued 2,228,004 shares of Common Stock in payment of consulting fees totaling $153,333, pursuant to engagement contracts with consultants, and with such consulting expenses being earned and accrued over the forty-eight-month period beginning on January 1, 2018 and ending December 31, 2021.

Options

Under its 2014 Stock Option Plan and prior options plans, the Company may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant. A summary of the activity of Company’s 2014 Stock Option Plan for the nine months ended December 31, 2021 is as follows:

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2021	5,900,000	$0.13	3.7	$6,000
Forfeited and expired	(750,000)	$—	—	—
Granted	300,000	$0.06	3.0	—
Outstanding at December 31, 2021	5,450,000	$0.14	2.7	$6,000
Exercisable at December 31, 2021	5,130,001	$0.14	2.7	$6,000

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of December 31, 2021 and March 31, 2021 of $0.11 and $0.06, respectively.

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for approximately 96% of the Company’s revenues for the nine months ended December 31, 2021. These two customers accounted for approximately 85% and 11% of revenues each, respectively. The same two customers accounted for 84% and 9% of revenues each, respectively, for the three months ended December 31, 2021.

Two customers accounted for approximately 93% of the Company’s revenues for the nine months ended December 31, 2020. These two customers accounted for approximately 79% and 14% of revenues each, respectively. The same two customers accounted for 82% and 12% of revenues each, respectively, for the three months ended December 31, 2020.

Accounts Receivable

Two customers accounted for approximately 99% of the Company’s accounts receivable as of December 31, 2021. These two customers accounted for approximately 73% and 25% of accounts receivable each, respectively.

Three customers accounted for substantially all the Company’s accounts receivable as of March 31, 2021. These three customers accounted for approximately 73%, 15% and 11% of accounts receivable each, respectively.

Purchasing

Four suppliers accounted for more than 70% of the Company’s purchases of raw materials for the nine months ended December 31, 2021. These four suppliers accounted for approximately 55%, 6%, 5% and 4% of purchases each, respectively.

Four suppliers accounted for more than 81% of the Company’s purchases of raw materials for the nine months ended December 31, 2020. These four suppliers accounted for approximately 59%, 12%, 5%, and 5% of purchases each, respectively.

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Operating Income by Segment
ANDA	$3,061,035	$2,395,955	8,068,073	6,446,116
NDA	—	$(10,972)	—	142,812
	$3,061,035	$2,384,983	$8,068,073	$6,588,928

The table below reconciles the Company’s operating income by segment to income from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statement of operations:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Operating income by segment	$3,061,035	$2,384,983	$8,068,073	$6,588,928
Corporate unallocated costs	(716,881)	(830,042)	(2,288,461)	(1,691,578)
Interest income	13	98	77	463
Interest expense and amortization of debt issuance costs	(37,400)	(79,673)	(126,376)	(238,857)
Depreciation and amortization expense	(296,559)	(328,899)	(908,297)	(990,861)
Significant non-cash items	(216,295)	(217,900)	(652,281)	(686,000)
Change in fair value of derivative instruments	489,500	1,083,566	1,523,394	1,645,042
Income from operations before income taxes	$2,283,413	$2,012,133	$5,616,129	$4,627,137

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 17. INCOME TAXES

Sale of New Jersey Net Operating Loss

In April 2020, Elite Labs received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $607,635 relating to New Jersey net operating losses and net tax benefits of $338,772, relating to R&D tax credits. The Company sold the net tax benefits approved for sale for total proceeds of $946,407 during the nine months ended December 31, 2020.

Sale of New Jersey Net Operating Loss and Research and Development Tax Credit

In April 2021, Elite Labs received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $796,860 relating to New Jersey net operating losses and net tax benefits of $58,490, relating to research and development tax credits. The Company sold the net tax benefits approved for sale at a transfer price equal to ninety-three- and one-half cents for every benefit dollar and incurred transaction fees of $12,861, resulting in net proceeds to the Company of $857,379, during the nine months ended December 31, 2021.

NOTE 18. COVID-19 UPDATE

In December 2019, the Novel Corona Virus, COVID-19 was reported to have emerged in Wuhan, China. In March 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a global pandemic. Governments at the national, state and local level in the United States, and globally, have implemented aggressive actions to reduce the spread of the virus, with such actions including, without limitation, lockdown and shelter in place orders, limitations on non-essential gatherings of people, suspension of all non-essential travel, and ordering certain businesses and governmental agencies to cease non-essential operations at physical locations. Under current and applicable laws and regulations, the Company’s business is deemed essential, and it has continued to operate in all aspects of its pharmaceutical manufacturing, distribution, product development, regulatory compliance and other activities. The Company’s management has developed and implemented a range of measures to address the risks, uncertainties, and operational challenges associated with operating in a COVID-19 environment. The Company is closely monitoring the rapidly evolving and changing situation and are implementing plans intended to limit the impact of COVID-19 on our business so that the Company can continue to manufacture those medicines used by end user patients. Actions the Company has taken to date are, without limitation, further described below.

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

Manufacturing and Supply Chain

During the three and nine months ended December 31, 2021, and as of the date of this Quarterly Report on Form 10-Q, the Company has not experienced material, detrimental issues related to COVID-19 in its manufacturing, supply chain, quality assurance and regulatory compliance activities, and has been able to operate without interruption. The Company has taken, and plans to continue to take, commercially practical measures to keep its facilities open. The Company’s supply chains remain intact and operational, and the Company is in regular communications with its suppliers and third-party partners. A prolonging of the current situation relating to COVID-19 may result in an increased risk of interruption in the Company supply chain in the future, with no assurances given as the materiality of such future interruption on the Company’s business, financial condition, results of operations and cash flows.

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 11, 2022 and noted no material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations the three and nine months ended December 31, 2021 and 2020 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Elite”, the “Company”, “we”, “us”, and “our” refer to Elite Pharmaceuticals, Inc. and subsidiary.

Background

Elite Pharmaceuticals, Inc., a Nevada corporation (the “Company”, “Elite”, “Elite Pharmaceuticals”, the “registrant”, “we”, “us” or “our”) was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly owned subsidiary, Elite Laboratories, Inc. (“Elite Labs”), was incorporated on August 23, 1990 under the laws of the State of Delaware. On January 5, 2012, Elite Pharmaceuticals was reincorporated under the laws of the State of Nevada.

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

There were no significant changes during the three months ended December 31, 2021 to the items that we disclosed as our significant accounting policies and estimates described in “Note 1, Summary of Significant Accounting Policies” to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Results of Operations

The following set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Three months ended December 31, 2021 compared to December 31, 2020

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended December 31,		Change
	2021	2020	Dollars	Percentage
Manufacturing fees	$7,667,674	$4,849,871	$2,817,803	58%
Licensing fees	1,307,140	1,196,711	110,429	9%
Total revenue	8,974,814	6,046,582	2,928,232	48%
Cost of manufacturing	4,957,150	2,643,175	2,313,975	88%
Gross profit	$4,017,664	$3,403,407	$614,257	18%

Gross profit - percentage	45%	56%

Total revenues for the three-month period ended December 31, 2021 increased by $3 million or 48%, to $9.0 million, as compared to $6.0 million, for the corresponding period of the prior year, primarily due to strong sales of Amphetamine IR and ER tablets during the three-month period ended December 31, 2021 as compared to the comparable period of the prior fiscal year.

Manufacturing fees increased by $2.8 million, or 58%, primarily due to strong sales of Amphetamine IR and ER tablets during the three-month period ended December 31, 2021 as compared to the comparable period of the prior fiscal year.

Licensing fees increased by $0.1 million, or 9%. This increase is primarily due to strong sales of Amphetamine IR and ER tablets during the three months ended December 31, 2021 as compared to the comparable period of the prior fiscal year.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $2.3 million or 88%, to $4.9 million as compared to $2.6 million for the corresponding period in the prior fiscal year. This increase was due to higher revenues during the three months ended December 31, 2021, as compared to the comparable period of the prior fiscal year.

Our gross profit margin was 45% during the three months ended December 31, 2021 as compared to 56% during the comparable period of the prior fiscal year.

Operating expenses:

	For the Three Months Ended December 31,		Change
	2021	2020	Dollars	Percentage
Operating expenses:
Research and development	$956,628	$1,245,669	$(289,041)	(23)%
General and administrative	929,547	826,019	103,528	13%
Non-cash compensation	3,630	1,651	1,979	120%
Depreciation and amortization	296,559	328,899	(32,340)	(10)%
Total operating expenses	$2,186,364	$2,402,238	$(215,874)	(9)%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three months ended December 31, 2021 decreased by $0.2 million, or 9%, to $2.2 million as compared to $2.4 million for the corresponding period in the prior fiscal year.

Research and development costs for the three months ended December 31, 2021 were $0.9 million, a decrease of $0.3 million, or 23%, from $1.2 million of such costs for the comparable period of the prior year.

General and administrative expenses for the three months ended December 31, 2021 were $0.9 million, an increase of $0.1 million or 13% from $0.8 million of such costs for the comparable period of the prior year.

Non-cash compensation expense for the three months ended December 31, 2021 and 2020 was less than $0.1 million.

Depreciation and amortization expenses for the three months ended December 31, 2021 were $0.3 million, which remained consistent from $0.3 million of such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations for the three months ended December 31, 2021 was $1.8 million, compared to income from operations of $1.0 million for the comparable period of the prior fiscal year.

Other income, net:

	For the Three Months Ended December 31,		Change
	2021	2020	Dollars	Percentage
Other income, net:
Change in fair value of derivative instruments	$489,500	$1,083,566	$(594,066)	(55)%
Interest expense and amortization of debt issuance costs	(37,400)	(79,673)	42,273	(53)%
Gain on sale of fixed assets	—	6,973	(6,973)	(100)%
Interest income	13	98	(85)	(87)%
Other income, net	$452,113	$1,010,964	$(558,851)	(55)%

Other income, net for the three months ended December 31, 2021 was $0.5 million, a decrease of $0.6 million from the other income, net of $1.0 million for the comparable period of the prior fiscal year. The decrease in other income was due to income relating to changes in the fair value of our outstanding derivative warrants during the three months ended December 31, 2021. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock. Please see Note 11 to the Unaudited Condensed Consolidated Financial Statements above.

As a result of the foregoing, our net income before the net benefit from sale of net operating loss credits for the three months ended December 31, 2021 was $2.3 million, compared to net income of $2.0 million for the comparable period of the prior fiscal year.

Nine months ended December 31, 2021 compared to December 31, 2020

Revenue, Cost of revenue and Gross profit:

	For the Nine Months Ended December 31,		Change
	2021	2020	Dollars	Percentage
Manufacturing fees	$20,639,421	$17,659,834	$2,979,587	17%
Licensing fees	3,950,623	3,325,384	625,239	19%
Total revenue	24,590,044	20,985,218	3,604,826	17%
Cost of manufacturing	13,209,430	10,984,021	2,225,409	20%
Gross profit	$11,380,614	$10,001,197	$1,379,417	14%

Gross profit - percentage	46%	48%

Total revenues for the nine-month period ended December 31, 2021 increased by $3.6 million or 17%, to $24.6 million, as compared to $21.0 million, for the corresponding period of the prior year, primarily due strong sales of Amphetamine IR and ER tablets during the nine-month period ended December 31, 2021 as compared to the comparable period of the prior fiscal year.

Manufacturing fees for the nine-month period ended December 31, 2021 were $20.6 million, an increase of $2.9 million, or 17%, from $17.7 million primarily due to strong sales of Amphetamine IR and ER tablets during the nine months ended December 31, 2021 as compared to the comparable period of the prior year.

Licensing fees increased by $0.6 million, or 19%. This increase is primarily due to strong sales of Amphetamine IR and ER tablets during the nine months ended December 31, 2021 as compared to the comparable period of the prior fiscal year.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue for the nine-month period ended December 31, 2021 were $13.2 million, an increase of $2.2 million, or 20%, from $11.0 million of such fees for the comparable period of the prior year.

Our gross profit margin was 46% during the nine months ended December 31, 2021 as compared to 48% during the comparable period of the prior fiscal year.

Operating expenses:

	For the Nine Months Ended December 31,		Change
	2021	2020	Dollars	Percentage
Operating expenses:
Research and development	$3,312,540	$3,337,287	$(24,747)	(1)%
General and administrative	2,930,126	2,491,762	438,364	18%
Non-cash compensation	10,617	9,261	1,356	15%
Depreciation and amortization	908,297	990,861	(82,564)	(8)%
Total operating expenses	$7,161,580	$6,829,171	$332,409	5%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses for the nine months ended December 31, 2021 increased by $0.3 million, or 5%, to $7.1 million as compared to $6.8 million for the corresponding period in the prior fiscal year.

Research and development costs for the nine months ended December 31, 2021 were $3.3 million, which was virtually unchanged from approximately $3.3 million of such costs for the comparable period of the prior year.

General and administrative expenses for the nine months ended December 31, 2021 were $2.9 million, an increase of $0.4 million, or 18% from $2.5 million of such costs for the comparable period of the prior year due to increased costs and headcounts relating to regulatory compliance and laboratory activities.

Non-cash compensation expense for the nine months ended December 31, 2021 and 2020 was less than $0.1 million.

Depreciation and amortization expenses for the nine months ended December 31, 2021 were $0.9 million, which was virtually unchanged from $1.0 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations for the nine months ended December 31, 2021 was $4.2 million, compared to income from operations of $3.2 million for the comparable period of the prior fiscal year.

Other income, net:

	For the Nine Months Ended December 31,		Change
	2021	2020	Dollars	Percentage
Other income, net:
Change in fair value of derivative instruments	$1,523,394	$1,645,042	$(121,648)	(7)%
Interest expense and amortization of debt issuance costs	(126,376)	(238,857)	112,481	47%
Gain on sale of fixed assets	—	48,463	(48,463)	(100)%
Interest income	77	463	(386)	(83)%
Other income, net	$1,397,095	$1,455,111	$(58,016)	(4)%

Other income, net for the nine months ended December 31, 2021 was $1.4 million, a decrease of $0.1 million from the other income, net of $1.5 million for the comparable period of the prior fiscal year. The decrease in other income was due to income relating to changes in the fair value of our outstanding derivative warrants during the nine-month period ended December 31, 2021. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock. Please see Note 11 to the Unaudited Condensed Consolidated Financial Statements above.

As a result of the foregoing, our net income before the net benefit from sale of net operating loss credits for the nine months ended December 31, 2021 was $5.6 million, compared to net income $4.6 million for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	December 31, 2021	March 31, 2021	Change
Current assets	$17,475,013	$12,194,667	$5,280,346
Current liabilities	$5,878,203	$5,812,531	$65,672
Working capital	$11,596,810	$6,382,136	$5,214,674

Our working capital (total current assets less total current liabilities) increased by $5.2 million from $6.4 million as of March 31, 2021 to $11.6 million as of December 31, 2021, with such increase being primarily related to the net income of $6.5 million and a net positive cash flow of $4.1 million achieved during the nine months ended December 31, 2021.

Summary of Cash Flows:

	For the Nine Months Ended December 31,
	2021	2020
Net cash provided by operating activities	$4,902,978	$3,943,229
Net cash used in investing activities	$(234,387)	$(77,879)
Net cash (used in) provided by financing activities	$(572,889)	$415,910

Net cash provided by operating activities for the nine months ended December 31, 2021 was $4.9 million, which included net income of $6.5 million and increases in non-cash expenses totaling $0.2 million, offset by net increases in assets and decreases in liabilities totaling $(1.8) million.

Net cash used in investing activities for the nine months ended December 31, 2021 was comprised of purchases of property and equipment of $0.2 million.

Net cash used in financing activities was $0.6 million for the nine months ended December 31, 2021 which consisted of loan and bond payments.

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

The Company did not issue any shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the nine months ended December 31, 2021. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021 at the reasonable assurance level.

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

ELITE PHARMACEUTICALS, INC.

February 14, 2022	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

February 14, 2022	By:	/s/ Marc Bregman
Marc Bregman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

